Form 10QSB
period 1998-12-31
GREENE COUNTY BANCORP INC
filed 1999-02-16
CIK 1070524

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           GREENE COUNTY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                         COMMISSION FILE NUMBER 0-25165



       DELAWARE
State or other jurisdiction of             14-1809721
incorporation or organization)        (I.R.S. Employer
                                    Identification Number)


425 Main St
Catskill, New York
(Address of principal                          12414
executive office)                           (Zip Code)

Registrant's telephone number, including area code: (518)943-3700

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         YES                          NO___X___

As of February 9, 1999, the latest practible date, 1,920,677 shares of the registrant's common stock, $ .10 par value, were issued and outstanding.

                           GREENE COUNTY BANCORP, INC.
                                      INDEX


PART  I.   FINANCIAL INFORMATION                             PAGE


     Item 1.  Financial Statements


         *Consolidated Balance Sheet                           1
         *Consolidated Statement of Income                     2
         *Consolidated Statement of Comprehensive Income       3
         *Statement of Changes in Shareholders' Equity         4
         *Consolidated Statement of Cash Flows                 5
         *Notes to Consolidated Financial Statements           6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations    7




PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                             15

      Item 2.   Changes in Securities and Use of Proceeds     15

      Item 3.   Defaults Upon Senior Securities               15

      Item 4.   Submission of Matters to a Vote of Security
                 Holders                                      15

      Item 5.   Other Information                             15

      Item 6.   Exhibits and Reports on Form 8-K              15

                Signature Page                                16

                           GREENE COUNTY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
             December 31, 1998(UNAUDITED) and June 30, 1998(AUDITED)

                                            December 31,       June 30,
                                               1998             1998
                                            (UNAUDITED)       (AUDITED)

ASSETS
Cash and due from banks                  $    11,555,702     $    2,476,032
Federal funds sold                             6,254,922          5,796,051
                                             ------------        ----------
  Total cash and cash equivalents             17,810,624          8,272,083

Investment securities, at fair value          33,214,140         36,265,592
Mortgage-backed securities                     4,075,797          5,189,060
Asset-backed securities                        6,625,128          6,323,683
Loans receivable, net of allowance for
 loan losses of $701,534 and $728,478
 at December 31, 1998 and June 30, 1998,
 respectively                                 84,739,843         80,259,962
Premises and equipment                         2,748,277          2,584,281
Accrued interest receivable                    1,056,828          1,091,120
Prepaid expenses and other assets                256,760            143,600
Other real estate owned                          123,547            123,547
                                             -----------          ---------

  Total assets                            $  150,650,944     $  140,252,928
                                             -----------          ---------
                                             -----------          ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Due to Depositors                         $  125,922,587     $  124,011,289
Other liabilities                                451,182            511,415
                                             -----------        -----------

   Total liabilities                         126,373,769        124,522,704
                                             -----------        -----------

Shareholders' Equity:
 Common stock, par value $.10 per share;
 authorized 4,000,000;
 issued 1,957,057 at December 31, 1998           195,706               -
Additional paid in capital                     8,372,373               -
Retained earnings                             15,642,896         15,487,824
Accumulated Comprehensive Income                 430,000            242,400

Less:  Unallocated ESOP shares-
        36,380 shares at $10.00 per share       (363,800)              -
                                              -----------        ----------

   Total Shareholders' Equity                 24,277,175         15,730,224
                                              -----------        ----------
Total liabilities and shareholders' equity $ 150,650,944     $  140,252,928
                                             -----------          ---------
                                             -----------          ---------

  The accompanying notes are an integral part of the financial statements.


                                       (1)

                           GREENE COUNTY BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME

        FOR THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                   Three Months              Six Months
                                    December 31,             December 31,
                                 1998        1997         1998         1997
                               ----------------------   ----------------------

INTEREST INCOME:
Loans                         $1,652,020  $1,588,527   $3,292,444     $3,169,516
Mortgage-backed
 securities                       63,856      86,592      137,252        169,327
Investment securities            652,335     598,605    1,335,244      1,232,995
Interest-bearing deposits
   and federal funds sold         79,561      88,018      168,082        206,226
                              ----------  ----------   ----------     ----------

Total interest income          2,447,772   2,361,742    4,933,022      4,778,064
                              ----------  ----------   ----------     ----------

Interest expense:
 Savings and checking deposits 1,270,415   1,230,470    2,572,296      2,466,387
                              ----------  ----------   ----------     ----------

Net interest income            1,177,357   1,131,272    2,360,726      2,311,677
                              ----------  ----------   ----------     ----------

Provision for loan losses         45,000      15,000       90,000         30,000
                              ----------  ----------   ----------     ----------

Net interest income after
provision for loan losses      1,132,357   1,116,272    2,270,726      2,281,677
                              ----------  ----------   ----------     ----------

Noninterest income:
 Service charges                  81,092      61,072      152,136        119,931
 Other                            58,324      41,179       93,572         87,393
                              ----------  ----------   ----------     ----------
Total other income               139,416     102,251      245,708        207,324
                              ----------  ----------   ----------     ----------

Noninterest expenses:
 Compensation and employee
  benefits                       480,849     360,434      902,024        737,349
Occupancy and equipment          111,898      85,803      237,612        167,860
Contribution expense             484,150         -        484,150            -
Other                            356,703     297,253      666,128        581,826
                              ----------  ----------   -----------    ----------

Total noninterest expense      1,433,600     743,490    2,289,914      1,487,035
                              ----------  ----------   ----------     ----------

Income (loss) before income     (161,827)    475,033      226,520      1,001,966
 taxes
Income taxes (benefit)          ( 67,893)    132,108       71,546        317,767
                              ----------- ----------   -----------    ----------

Net income (loss)             $  (93,934)  $ 342,925   $  154,974     $  684,199
                              ----------- ----------   -----------    ----------
                              ----------- ----------   -----------    ----------


 The accompanying notes are an integral part of the financial statements.

                                       (2)

                           GREENE COUNTY BANCORP, INC.
                        STATEMENT OF COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31,1998 AND 1997
                                   (UNAUDITED)

                                         1998                 1997
                                         ----                 ----



Net income (loss)                        $ (93,934)          $ 342,925
                                          ---------            -------

Other comprehensive income (loss),
 net of taxes:
Unrealized holding gains (losses)
 arising during the period,
 net of income tax expense                 (82,800)             28,200
                                          ---------            -------

Total other comprehensive income
 (loss)                                    (82,800)             28,200
                                          ---------            -------
Comprehensive income (loss)              $(176,734)          $ 371,125
                                          ---------            -------
                                          ---------            -------





                           GREENE COUNTY BANCORP, INC.
                        STATEMENT OF COMPREHENSIVE INCOME
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                      1998                   1997
                                     -------                -------
Net income                         $ 154,974              $ 684,199
                                     -------                -------

Other comprehensive income,
 net of taxes:
Unrealized holding gains
 arising during the period,
 net of income tax expense           187,600                187,000
                                     -------                -------

Total other comprehensive income     187,600                187,000
                                     -------                -------
Comprehensive income               $ 342,574              $ 871,199
                                     -------                -------
                                     -------                ------

 The accompanying notes are an integral part of the financial statements.

                                       (3)

                           GREENE COUNTY BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)



                                           Additional                    Accumulated   Common Stock
                                  Common    Paid-In       Retained        Other Comp.   Acquired by        Total
1997                               STOCK     CAPITAL       EARNINGS        INCOME          ESOP            EQUITY
                                  ----------------------------------------------------------------------------------


Balance at June 30, 1997                                 $14,193,763        $68,000                      $14,261,763
Net Income for the six
 months ended December 31,
 1997                                                        684,199                                         684,199
Change in unrealized gain
 on available-for-sale,
 net of applicable deferred
 income taxes                                                               187,000                          187,000
                                  ----------------------------------------------------------------------------------

Balance at
 December 31, 1997                                        14,877,962        255,000                       15,132,962


          1998


Balance at June 30, 1998                                  15,487,922        242,400                       15,730,322
Net Income for the six
  months ended December 31,
  1998                                                       154,974                                         154,974
Change in unrealized gain
 on available-for-sale,
 net of applicable deferred
 income taxes                                                               187,600                          187,600
Net proceeds of stock
 offering and issuance of
 common stock                    $195,706    $8,372,373                                                    8,568,079

Common stock acquired by
 the ESOP (36,380) shares                                                             $(363,800)            (363,800)
                                  ----------------------------------------------------------------------------------



Balance at
 December 31, 1998               $195,706    $8,372,373  $15,642,896       $430,000   $(363,800)         $24,277,175


        The accompanying notes are an integral part of the financial statements.

                                       (4)

                           GREENE COUNTY BANCORP, INC.
                        CONSOLIDATED CASH FLOW STATEMENT
                 FOR SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                 1998               1997
                                                                ------             -----


Cash flows from operating activities:
 Net income                                                 $     154,974      $   684,199
Adjustments to reconcile net income to
  net cash provided by operating
  activities:

 Depreciation                                                     103,500           95,928
 Net accretion of security premiums and
  discounts                                                       (46,233)         (93,715)
 Provision for loans losses                                        90,000           30,000
 Contributions expense                                            384,150                -
 Loss on sale of investments                                       34,298                -
 Provision (credit) for deferred income taxes                    (167,000)         159,865
 Net change in unearned loan fees and costs                        40,953           25,451
 Net decrease in accrued interest receivable                       34,292           42,665
 Net (increase) decrease in prepaids and other assets            (113,160)          32,702
 Net decrease  in other liabilities                               (60,332)        (110,246)
                                                             ------------       -----------
Net cash provided by operating activities                         455,442          866,849
                                                             ------------       -----------
Cash flows from investing activities:
 Proceeds from maturities of available-for-sale
  securities                                                    8,167,026        5,399,859
 Purchases of securities available-for-sale                    (6,107,546)      (1,892,137)
 Principal payments on securities available-for-sale            1,041,714          154,607
 Principal payments on mortgage-backed securities
  available-for-sale                                            1,128,736        1,143,971
 Purchases of mortgage-backed securities
  available-for-sale                                               -            (1,842,975)
 Net increase in loans                                         (4,610,834)      (2,793,813)
 Proceeds from sale of other real estate                          -                 53,037
 Purchases of premises and equipment                             (267,495)        (950,936)
                                                              ------------      -----------
Net cash used by investing activities                            (648,399)        (728,387)
                                                              ------------       -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                         8,184,000               -
 Purchase of unallocated ESOP shares                             (363,800)              -
 Net increase (decrease) in deposits                            2,023,745          (246,786)
 Net (decrease) in escrow accounts                               (112,447)         (166,698)
                                                              ------------       -----------

Net cash provided by (used in) financing activities             9,731,498          (413,484)
                                                              ------------       -----------

Net increase (decrease) in cash and cash
 equivalents                                                    9,538,541          (275,022)
Cash and cash equivalents at beginning of
 period                                                         8,272,083        10,888,070
                                                             ------------       -----------

Cash and cash equivalents at end of period                   $ 17,810,624       $10,613,048
                                                             ------------       -----------
                                                             ------------       -----------
Cash paid during period for:
 Interest                                                    $  2,577,000       $ 1,878,775
 Income taxes                                                     172,000           438,781
Non-cash investing activity:
 Foreclosed loans transferred to other real estate                  -               131,251

Net change in unrealized gain on available-for-sale          $    312,952       $   311,000


 The accompanying notes are an integral part of the financial statements.


                                       (5)

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 1998 and 1997

     (1)  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the SB-2 filing dated September 18, 1998. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented have been included. The results of operations and other data for the three and six months ended December 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1999.

          The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties.

     (2)  REORGANIZATION AND STOCK OFFERING

          Greene County Bancorp, Inc. (the "Company") is a Delaware corporation that was organized in December 1998 at the direction of the Board of Trustees of Greene County Savings Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank upon completion of the Bank's reorganization from a mutual savings bank into a twin-tier mutual holding company structure. As part of the reorganization, the Company offered for sale 44.5% of the shares of the Bank's common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The Company provided 2% of the shares of its common stock in a contribution to the Bank of Greene County Charitable Foundation (the "Charitable Foundation"). The remaining 53.5% of the Company's shares of common stock were issued to Greene County Bancorp, MHC (the "MHC"), a New York state-chartered mutual holding company. The reorganization and Offering were completed on December 30, 1998. Prior to that date, the Company had no assets or liabilities.

          Completion of the Offering resulted in the issuance of 1,957,057 shares of common stock. Of this total, 1,047,560 shares (53.5%) were issued to the MHC, 871,082 shares (44.5%) were sold to eligible depositors of the Bank and 38,415 shares (2%) were contributed to the Charitable Foundation at $10 per share, along with $100,000 in cash. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) approximated $526,000 and have been deducted to arrive at net proceeds from the Offering.

     (3)  EMPLOYEE STOCK OWNERSHIP PLAN

          The Bank established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with its reorganization. As of December 31, 1998, the ESOP purchased 36,380 common shares issued in the Conversion. No allocation of shares to employees has been made as of December 31, 1998. Accordingly, there was no ESOP expense for the three and six months ended December 31, 1998. The Bank is expected to make repayments from its discretionary contributions to the ESOP over a period of up to ten years. At December 31, 1998, the outstanding borrowing of the ESOP from the Company was $363,800. The balance of unallocated ESOP shares is shown as a deduction to stockholders' equity.

     (4)  EARNINGS PER SHARE

          Earnings per share is not presented in the accompaying statements of income since the Company completed its offering in December 1998, and, accordingly, such information would not be meaningful.

     (5)  COMPREHENSIVE INCOME

          The Company was required to adopt Financial Accounting Standards Board Statement No.130, "Reporting Comprehensive Income", during the six months ended December 31, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statments.


                                       (6)

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Bank's lending area, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forwardlooking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE 30, 1998

         Total assets increased to $150.7 million at December 31, 1998 from $140.3 million at June 30, 1998, an increase of $10.4 million, or 7.4%. This growth in total assets reflected primarily the completion of the Company's initial public offering on December 30, 1998, in which net proceeds (after conversion expenses) of $8.6 million were raised. Loans receivable, net increased to $84.7 million at December 31, 1998 from $80.3 million at June 30, 1998, reflecting strong demand for the Bank's loan products during the period. One-to-four family residential mortgage loans increased $4.4 million, or 6.8%, home equity loans increased $59,000, or 1.3%, consumer installment loans increased $540,000, or 13.0%, commercial business loans decreased $89,000, or 6.6% and commercial real-estate loans decreased $140,000, or 3.1%. Management believes much of the demand in its lending area for the Bank's lending products reflected the Bank's primarily fixed-rate mortgage loan products in the current low market interest rate environment.

         The Company's portfolio of investment securities and mortgage-backed securities decreased to $33.2 million and $4.0 million, respectively, at December 31, 1998 from $36.2 million and $5.2 million, respectively, at June 30, 1998, reflecting the prepayment and repayment of such securities over the period and the deployment of the proceeds into higher-yielding loans.

         The Company's cash and cash equivalents (including federal funds sold) increased to $17.8 million at December 31, 1998 from $8.3 million at June 30, 1998, reflecting the net proceeds raised in the Company's offering. Management expects to deploy these net proceeds into higher-yielding investments over time.

         Total deposits increased to $125.9 million at December 31, 1998 from $124.0 million at June 30, 1998. This growth in deposits reflected continued deposit inflows from the expansion of the Bank's branch network as the Bank opened a new full-service branch office in December 1997. At

December 31, 1998, the Company's certificate accounts were $55.1 million, a decrease of 0.9% from June 30, 1998, and non-certificate accounts increased to $71.0 million, an increase of 6.1% from June 30, 1998. At December 31, 1998, there were no FHLB borrowings outstanding.

         Stockholders' equity increased to $24.3 million (or 16.1% of total assets) at December 31, 1998 compared to $15.7 million (or 11.2% of total assets) at June 30, 1998, reflecting the net proceeds raised from the offering and, to a lesser extent, an increase to $430,000 at December 31, 1998 from $242,000 at June 30, 1998 in unrealized appreciation in securities available for sale, net of deferred income taxes.

NON-ACCRUAL LOANS AND NON-PERFORMING ASSETS

         The following table sets forth information regarding non-accrual loans and non-performing assets:

                                                     AT DECEMBER 31, 1998   AT JUNE 30, 1998
                                                     --------------------   ----------------
                                                                (Dollars in Thousands)
Nonaccruing loans:
   One- to four-family.............................      $ 410                   $   666
   Commercial real estate..........................         20                        91
   Consumer........................................         25                        20
   Commercial business.............................         --                       107
                                                         ------                   ------

     Total.........................................        455                       884
                                                         ------                   ------

Foreclosed assets:
   One- to four-family.............................         --                        --
   Multi-family....................................         --                        --
   Nonfarm, nonresidential properties..............        124                       124
                                                         ------                   ------

     Total.........................................      $ 124                    $  124
                                                         ------                   ------
                                                         ------                   ------

Total non-performing assets........................      $ 579                    $1,008
                                                         ------                   ------
                                                         ------                   ------
Total as a percentage of total assets..............       0.38%                     0.72%


         During the six months ended December 31, 1998, there was $123,000 in charge-offs and $7,000 in recoveries of loans previously charged-off. As a result of these charge-offs and recoveries, the balance of the allowance for loan losses at December 31, 1998 decreased to $702,000 from $728,000 at June 30, 1998. The ratio of the net charge-offs to average loans outstanding during the six months ended December 31, 1998 was 0.14%.

         While management believes, based on information currently available, that the allowance for loan losses is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowances will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

         GENERAL. The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of residential and commercial real estate loans, consumer loans and securities available for sale, and the interest paid on interest-bearing liabilities, consisting primarily of deposits. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The Company's earnings also are affected by its fees and service charges and gains on sales of loans and securities, as well as its level of operating and other expenses, including salaries and employee benefits, occupancy and equipment costs, data processing expense, marketing and advertising costs, and federal deposit insurance premiums.

         The Company reported a net loss of $19,000 for the three months ended December 31, 1998 compared to net income of $343,000 for the three months ended December 31, 1997. The results for the three months ended December 31, 1998 included a $484,000 pre-tax charge related to the contribution of $100,000 in cash and 36,380 shares of the Company's recently issued common stock at $10.00 per share to the newly created Bank of Greene County Charitable Foundation (the "Foundation").

         Excluding the contribution to the Foundation and the tax benefits associated with the contribution, net income for the three months ended December 31, 1998 was $298,000, a decrease of $45,000, or 13.1%, from the three months ended December 31, 1997. This decrease was due primarily to non-interest expense, which (excluding the Foundation expense) increased by $206, 000, or 27.7%, to $949,000 for the three months ended December 31, 1998 from $743,000 for the three months ended December 31, 1997. The decrease in net income was partially offset by improved net interest income, which increased to $1,177,357 for the three months ended December 31, 1998, as compared to $1,131,272 for the three months ended December 31, 1997.

         INTEREST INCOME. Total interest income increased to $2,448,000 for the three months ended December 31, 1998 from $2,362,000 for the three months ended December 31, 1997. The increase was due primarily to an increase of $12.2 million, or 9.7%, in the average balance of interest earning assets for the three months ended December 31, 1998, notwithstanding a decrease in the average yield on such assets to 7.09% for the period from 7.50% for the earlier-year period. The increase in the average balance of interest-earning assets reflected primarily the deployment of the net proceeds of the offering, while the reduced yields on such assets reflected the declining market interest rate environment over the past year, with the result that the proceeds of loan payoffs, called investment securities and the offering were redeployed into lower-yielding investments. In particular, the average balance of federal funds increased by $2.5 million, or 35.2%, to an average balance of $8.1 million for the three months ended December 31, 1998, as the average yield on such federal funds declined from 5.84% for the three months ended December 31, 1997 to 3.93% for the three months ended December 31, 1998. The Company's interest rate spread (the difference between yields earned on interest-earning assets and rates paid on deposits and borrowings) decreased to 3.16% for the three months ended December 31, 1998 from 3.29% for the three months ended December 31, 1997. Management anticipates that this compression of interest rate spread may continue in future periods should the declining market interest rate environment continue.

         INTEREST EXPENSE. Total interest expense increased to $1,270,000 for the three months ended December 31, 1998 from $1,230,000 for the three months ended December 31, 1997. The increase reflected primarily an increase of $12.5 million, or 10.7%, in the average balance of interest-bearing liabilities, which more than offset a decrease of 29 basis points in the rates paid on such liabilities in the declining market interest rate environment. In particular, the average balance of certificate accounts increased by $4.3 million, or 8.3%, but the rate paid on such accounts only decreased by three basis points to 5.53% for the three months ended December 31, 1998, as rate competition prevented the Company from lowering rates further in the generally lower market interest rate environment. The Company did not make use of any borrowings from the Federal Home Loan Bank of New York during the three months ended December 31, 1998 and has no balances outstanding.

         PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that is deemed appropriate to absorb future charge-offs and loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, collateral values, current and anticipated economic conditions, volume and type of lending activities and the level of non-performing and other classified loans. The allowance is based on estimates and the ultimate losses may vary from such estimates. Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

         The Company's provision for loan losses increased to $45,000 for the three months ended December 31, 1998 compared to $15,000 for the three months ended December 31, 1997. The higher provision for the period in 1998 was due primarily to higher balances of loans in the portfolio, which increased to $84.7 million at December 31, 1998 compared to $77.8 million at December 31, 1997.

         NON-INTEREST INCOME. Non-interest income consists primarily of fee income for bank services. Non-interest income increased to $139,000 for the three months ended December 31, 1998 from $102,000 for the three months ended December 31, 1997, reflecting particularly increased service charges on deposits as the balance of such deposits increased.

         NON-INTEREST EXPENSE. Excluding the contribution expense for the Foundation, total non-interest expense increased by $206,000, or 27.7%, to $949,000 for the three months ended December 31, 1998 from $743,000 for the three months ended December 31, 1997. The increase in non-interest expense reflected an increase of $120,000, or 33.4%, in increased compensation and employee benefits. Much of this increase was attributed to the Company's increased staffing for its new branch office. In addition, the new branch office resulted in an increase in occupancy and equipment expense to $112,000 for the three months ended December 31, 1998 from $86,000 for the three months ended December 31, 1997.

         INCOME TAXES. The Company reported a tax benefit of $68,000 for federal and franchise taxes for the three months ended December 31, 1998, compared to an expense of $132,000 for such taxes for the three months ended December 31, 1997. The credit was due to the contribution by the Company of cash and stock to the Foundation during the three months ended December 31, 1998. In part as a result of the Foundation contribution, the Company's effective income tax rate was 42.0% for the three months ended December 31, 1998 as compared to 27.8% for the three months ended December 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

         GENERAL. Net income for the six months ended December 31, 1998 was $154,000, compared to $684,000 for the six months ended December 31, 1997. The decrease was primarily attributable to the contribution expense of $484,000 reflecting the Company's contribution to the Foundation during the six months ended December 31, 1998. Excluding the contribution expense and the associated tax benefits, net income decreased $212,000, or 31.0%, to $472,000 for the six months ended December 31, 1998 from $684,000 for the six months ended December 31, 1997. The decrease in net income was attributable primarily to non-interest expense, which (excluding the Foundation expense) increased $319,000, or 21.4%, to $1.8 million for the six months ended December 31, 1998 from $1.5 million for the six months ended December 31, 1997. To a lesser extent, the decrease in net income was due to an increased provision for loan losses, which was $90,000 for the six months ended December 31, 1998 from $30,000 for the six months ended December 31, 1997, reflecting growth in the Company's loan portfolio. The decrease in net income was partially offset by improved net interest income, which increased to $2,361,000 for the six months ended December 31, 1998 as compared to $2,312,000 for the six months ended December 31, 1997.

         INTEREST INCOME. Total interest income increased to $4.9 million for the six months ended December 31, 1998 from $4.8 million for the six months ended December 31, 1997, due primarily to an increase of $11.6 million, or 9.2%, in the average balance of interest-earning assets for the six months ended December 31, 1998, notwithstanding a decrease of 42 basis points in the average yield on such assets to 7.21% for the period. The increase in the average balance of interest-earning assets reflected primarily the deployment of the net proceeds of the Company's offering. The reduction of yields on interest-earning assets reflected the declining market interest rate environment over the past year as the proceeds of loan payoffs, called investments and the Company's offering were redeployed into lower-yielding investments. The Company's interest rate spread for the six months ended December 31, 1998 decreased to 3.16% from 3.42% for the six months ended December 31, 1997.

         INTEREST EXPENSE. Total interest expense increased to $2.6 million for the six months ended December 31, 1998 from $2.5 million for the six months ended December 31, 1997, reflecting primarily an increase of $9.8 million, or 8.4%, in the average balance of interest-bearing liabilities, which more than offset a decrease of 16 basis points in the rates paid on such liabilities to 4.05% for the six months ended December 31, 1998.

         PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased to $90,000 for the six months ended December 31, 1998 compared to $30,000 for the six months ended December 31, 1997, reflecting the higher balance of portfolio loans in the later period.

         NON-INTEREST INCOME. Non-interest income increased to $246,000 for the six months ended December 31, 1998 from $207,000 for the six months ended December 31, 1997, reflecting primarily an increase in service charges on deposits as the average balance of such deposits increased during the period.

         NON-INTEREST EXPENSE. Non-interest expense increased to $2.3 million for the six months ended December 31, 1998 from $1.5 million for the six months ended December 31, 1997. The increase was largely attributable to a contribution expense of $484,000 reflecting the pre-tax contribution by the Company to the Foundation during the six months ended December 31, 1998. Excluding this contribution, non-interest expense increased by $319,000, or 21.4%. The increase in non-interest expense was also attributable to increased compensation and employee benefits of $165,000, or 22.3% necessitated by the hiring of additional full-time employees, as well as the depreciation of building, furniture and equipment attributable to the new full-service branch office opened in December 1997. Occupancy and equipment expense increased by $70,000, or 41.6%, for the six months ended December 31, 1998 as compared to the earlier year period, reflecting upgrading of technology, communications and information systems. Other non-interest expense increased by $84,000, or 14.5%, for the six months ended December 31, 1998 as compared to the earlier year period, reflecting increased advertising expenses, servicing costs and related items.

         INCOME TAXES. The Company reported a tax expense of $72,000 in federal and franchise taxes for the six months ended December 31, 1998 as compared to an expense of $318,000 for the six months ended December 31, 1997. The reduction in federal and franchise taxes was attributable to the Company's contribution to the Foundation of $484,000 for the six months ended December 31, 1998. The Company's effective income tax rate was 31.6% for the six months ended December 31, 1998 compared to 31.7% for the same period in 1997.

LIQUIDITY

         The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and debt securities and two lines of credit available as needed. In December 1998, $8.6 million of net proceeds from the offering added significantly to the funds available to the Company for use in conducting its business. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

         During the past few years, the combination of generally low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities has resulted in little growth or a net decline in deposits in certain time periods. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. The Company experienced a net increase in total deposits of $1.9 million, or 1.5%, for the six months ended December 31, 1998.

         Loan commitments totaled $5.7 million at December 31, 1998. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

         The Company's most liquid assets are cash and due from banks and federal funds sold. At December 31, 1998, such assets amounted to $17.8 million, or 11.8% of total assets.

         At December 31, 1998, the Company and the Bank exceeded all regulatory capital requirements.

         The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under New York law, the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years.

CAPABILITY OF THE BANK'S DATA PROCESSING TO ACCOMMODATE THE YEAR 2000

          Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing. There is concern that on January 1, 2000, computers will be unable to "read" the new year and as a consequence, there may be widespread computer malfunctions. The Bank uses an outside data processing servicer. Management has developed a formal written plan to resolve any concern about the year 2000 issue and the Bank is in the process of testing its computer applications and hardware to ensure that they will be able to read the year 2000. Testing of mission-critical systems has been substantially completed, and overall testing is expected to be completed by the end of the first calendar quarter in 1999. While the Bank's year 2000 committee has discussed contingency plans, such plans have not yet been formalized, pending the completion of testing. It is expected that contingency plans will also be completed by the end of the first calendar quarter in 1999.

         The Bank has contacted each of its data processing vendors to ensure that they will be able to provide service in light of the year 2000 issue. Substantially all of such vendors have represented to management that they expect to be able to provide the services for which the Bank has contracted. Management will continue to monitor this issue and report to the Board of Trustees on a quarterly basis until full compliance is obtained from all vendors. In considering the year 2000 readiness of the Bank's major borrowers, management first determined that no borrower currently has been extended credit exceeding 10% of the Bank's capital. Management has also informally contacted the Bank's larger borrowers, and has been assured that date sensitivity is not an issue with such borrowers.

         Finally, management has evaluated the date sensitivity of the Bank's non-information technology, such as utilities and its components (including elevators, heating/air conditioning systems, alarms and video equipment). These utilities and components are either not computer-driven or are expected to function normally after year 2000.

         The Company expensed $2,000 during the six months ended December 31, 1998 and expects to incur additional costs through the end of 1999 to become year 2000 compliant. Management has budgeted an additional $120,000 for updating its hardware and software systems to ensure compliance. Other than this budgeted expenditure, management does not expect additional material costs to be incurred in connection with the year 2000 issue.

         The costs of the project are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Bank's systems, would not have a material adverse effect on the Bank.

                           GREENE COUNTY BANCORP, INC.



PART II.    OTHER INFORMATION


       Item 1.     Legal Proceedings
                    The Company is not engaged in any material legal proceedings at the present time other than those proceedings within the normal course of business.

       Item 2.     Changes in Securities and Use of Proceeds
                    Not applicable

       Item 3.     Defaults Upon Senior Securities
                    Not applicable

       Item 4.     Submission of Matters to a Vote of Security Holders
                    Not applicable

       Item 5.     Other Information
                    Not applicable

       Item 6.     Exhibits and Reports on Form 8-K
                    Not applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                          Greene County Bancorp, Inc.

Date:  February 12, 1999               By: /S/ J. BRUCE WHITTAKER
                                           ----------------------
                                           J. Bruce Whittaker
                                           President and Chief Executive Officer

Date:  February 12, 1999               By: /S/ BRUCE P. EGGER
                                           ------------------
                                           Bruce P. Egger
                                           Vice-President/Secretary