Form 10QSB/A
period 1998-12-31
GREENE COUNTY BANCORP INC
filed 1999-02-22
CIK 1070524

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                 FORM 10-QSB/A

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

         The Company reported a net loss of $94,000 for the three months ended December 31, 1998 compared to net income of $343,000 for the three months ended December 31, 1997. The results for the three months ended December 31, 1998 included a $484,000 pre-tax charge related to the contribution of $100,000 in cash and 36,380 shares of the Company's recently issued common stock at $10.00 per share to the newly created Bank of Greene County Charitable Foundation (the "Foundation").

         Excluding the contribution to the Foundation and the tax benefits associated with the contribution, net income for the three months ended December 31, 1998 was $223,000, a decrease of $120,000, or 35.0%, from the three months ended December 31, 1997. This decrease was due primarily to non-interest expense, which (excluding the Foundation expense) increased by $206, 000, or 27.7%, to $949,000 for the three months ended December 31, 1998 from $743,000 for the three months ended December 31, 1997. The decrease in net income was partially offset by improved net interest income, which increased to $1,177,357 for the three months ended December 31, 1998, as compared to $1,131,272 for the three months ended December 31, 1997.

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


                                          Greene County Bancorp, Inc.

Date:  February 22, 1999               By: /S/ J. BRUCE WHITTAKER
                                           ----------------------
                                           J. Bruce Whittaker
                                           President and Chief Executive Officer

Date:  February 22, 1999               By: /S/ BRUCE P. EGGER
                                           ------------------
                                           Bruce P. Egger
                                           Vice-President/Secretary