Form 10QSB
period 1999-05-13
GREENE COUNTY BANCORP INC
filed 1999-05-14
CIK 1070524

FILER:

COMPANY DATA:
COMPANY CONFORMED NAME:              GREENE COUNTY BANCORP, INC.
STANDARD INDUSTRIAL CLASSIFICATION:  SAVINGS INSTITUTION, NOT FED


IRS NUMBER:
STATE OF INCORPORATION:              DE
FISCAL YEAR END:                     0630


FILING VALUES:
FORM TYPE:                           10-QSB
SEC ACT:
SEC FILE NUMBER:                    0-25165
FILM NUMBER:                       98768511

BUSINESS ADDRESS:
STREET:                              302 MAIN ST
CITY:                                CATSKILL
STATE:                               NY
ZIP:                                 12414
BUSINESS PHONE:                      5189432600

MAIL ADDRESS:
STREET:                              302 MAIN ST
CITY:                                CATSKILL
STATE:                               NY
ZIP:                                 12414

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           GREENE COUNTY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                         Commission file number 0-25165



         Delaware                                         14-1809721
______________________________           _______________________________________
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)



302 Main St, Catskill, New York                             12414
_______________________________                 ___________________________
(Address of principal                                    (Zip Code)
executive office)

Registrant's telephone number, including area code: (518)943-2600

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         YES   X                      NO
            ________                    _________
As of March 31, 1999, the latest practible date, 1,884,297 shares of the registrant's common stock, $ .10 par value, were issued and outstanding.

                           GREENE COUNTY BANCORP, INC.
                                      INDEX



PART  I.   FINANCIAL INFORMATION                             PAGE


     Item 1.  Financial Statements


         *Consolidated Balance Sheet                           1
         *Consolidated Statement of Income                     2
         *Consolidated Statement of Comprehensive Income       3
         *Consolidated Statement of Changes in Shareholders'
           Equity                                              4
         *Consolidated Statement of Cash Flows                 5
         *Notes to Consolidated Financial Statements           6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations 7-15




PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                             16

      Item 2.   Changes in Securities and Use of Proceeds     16

      Item 3.   Defaults Upon Senior Securities               16

      Item 4.   Submission of Matters to a Vote of Security
                 Holders                                      16

      Item 5.   Other Information                             16

      Item 6.   Exhibits and Reports on Form 8-K              16

                Signature Page                                17

                           GREENE COUNTY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
              March 31, 1999(UNAUDITED) and June 30, 1998(AUDITED)


                                                March 31,          June 30,
                                                     1999              1998
                                               (UNAUDITED)         (AUDITED)

Assets
Cash and due from banks                  $     2,942,188     $    2,476,032
Federal funds sold                             7,027,485          5,796,051
                                             -----------         ----------
  Total cash and cash equivalents              9,969,673          8,272,083
                                             -----------         ----------

Investment securities, at fair value          34,840,832         36,265,592
Mortgage-backed securities, at fair value      4,631,536          5,189,060
Asset-backed securities, at fair value         8,539,972          6,323,683
Loans receivable, net of allowance for
 loan losses of $746,747 and $728,478
 at March 31, 1999 and June 30, 1998,
 respectively                                 88,270,909         80,259,962
Premises and equipment                         3,251,969          2,584,281
Accrued interest receivable                    1,079,858          1,091,120
Prepaid expenses and other assets                251,724            143,600
Other real estate owned                          222,729            123,548
                                             -----------          ---------

  Total assets                            $  151,059,202     $  140,252,929
                                             ===========        ===========

Liabilities and Shareholders' Equity
Due to depositors                         $  126,027,088     $  124,011,289
Other liabilities                                920,103            511,415
                                             -----------        -----------

   Total liabilities                         126,947,191        124,522,704
                                             -----------        -----------

Shareholders' equity:
 Common stock, par value $.10 per share;
 authorized 4,000,000;
 issued 1,957,057 at March 31, 1999              195,706               -
Additional paid in capital                     8,401,670               -
Retained earnings                             15,958,725         15,487,825
Accumulated comprehensive income                 301,700            242,400

Less:  Unallocated ESOP shares-72,760 shares
        at cost                                 (745,790)              -
                                              -----------        ----------

   Total shareholders' equity                 24,112,011         15,730,225
                                              -----------        ----------

Total liabilities and shareholders' equity $ 151,059,202      $ 140,252,929
                                            =============       ===========


  The accompanying notes are an integral part of the financial statements.

                           GREENE COUNTY BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME

         FOR THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                 Three Months Ended          Nine Months Ended
                                      March 31,                   March 31,
                                    1999        1998         1999           1998
                               ---------   ---------   ----------     ----------

Interest income:
 Loans                        $1,655,388  $1,597,136   $4,947,832     $4,766,652
 Mortgage-backed
  securities                      57,458      82,302      189,067        251,629
Investment securities            661,968     590,389    2,002,855      1,823,384
 Interest-bearing deposits
   and federal funds sold        118,763     110,163      286,845        316,388
                              ----------  ----------   ----------     ----------

Total interest income          2,493,577   2,379,990    7,426,599      7,158,053
                              ----------  ----------   ----------     ----------

Interest expense:
 Savings and checking deposits 1,156,523   1,225,559    3,728,719      3,691,946
                              ----------  ----------   ----------     ----------

Net interest income            1,337,054   1,154,431    3,697,880      3,466,107
                              ----------  ----------   ----------     ----------

Provision for loan losses         45,000      45,000      135,000         75,000
                              ----------  ----------   ----------     ----------

Net interest income after
provision for loan losses      1,292,054   1,109,431    3,562,880      3,391,107
                             -----------  ----------   ----------     ----------

Noninterest income:
 Service charges                  71,754      59,311      223,890        179,242
 Other                            63,080      50,575      156,652        137,968
                             -----------  ----------   ----------     ----------
Total other income               134,834     109,886      380,542        317,210
                             -----------  ----------   ----------     ----------

Noninterest expenses:
 Compensation and employee
  benefits                       445,074     405,383    1,347,098      1,142,732
 Occupancy and equipment         130,485      90,881      368,097        258,741
 Contribution expense                -           -        484,150            -
 Other                           372,574     348,202    1,038,804        930,027
                             -----------  ----------   ----------     ----------

Total noninterest expense        948,133     844,466    3,238,149      2,331,500
                             -----------  ----------   ----------     ----------

Income before income taxes       478,755     374,851      705,273      1,376,817
Income taxes                     162,828     117,703      234,373        435,470
                             -----------  ----------   ----------     ----------

Net income                   $   315,927  $  257,148   $  470,900     $  941,347
                             ===========  ==========   ==========     ==========



Basic income per common
share                         $     0.17

Weighted average number
of common shares
outstanding                    1,896,424

The accompanying notes are an integral part of the financial statements.

                           GREENE COUNTY BANCORP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                               1999                   1998
                                              -----                  -----

Net income                                $ 315,927              $ 257,148
                                           --------               --------

Other comprehensive income net of taxes:

Unrealized holding losses
 arising during the period,
 net of income tax                         (128,300)               (33,000)
                                          ----------              ---------

Total other comprehensive
  income                                   (128,300)               (33,000)
                                          ----------              ---------

Comprehensive income                     $  187,627              $ 224,148
                                          ==========              ========





                           GREENE COUNTY BANCORP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                               1999                   1998
                                              -----                  -----


Net income                                $ 470,900              $ 941,347
                                           --------               --------

Other comprehensive income, net of taxes:

Realized loss on sale of
 investments                                (34,298)                 ---

Unrealized holding gains
 arising during the period,
 net of income tax                           93,598                153,902
                                           --------               --------

Total other comprehensive income             59,300                153,902
                                           --------              ---------

Comprehensive income                      $ 530,200            $ 1,095,249
                                           ========              =========




 The accompanying notes are an integral part of the financial statements.

                           GREENE COUNTY BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)



                                    Additional                    Accumulated   Unallocated
                           Common    Paid-In       Retained        Other Comp.      ESOP            Total
1998                       Stock     Capital       Earnings        Income          Shares          Equity
                           -----------------------------------------------------------------------------


Balance at June 30, 1997   $   -     $   -          $14,193,763        $68,000      $     -    $14,261,763

Net Income for the nine
 months ended March 31,
 1998                                                   941,347                                    941,347

Change in unrealized gain
 on available-for-sale,
 net of applicable deferred
 income taxes                                                           153,902                     153,902
                              -----------------------------------------------------------------------------

Balance at
  March 31, 1998              $      -   $       -   $15,135,110       $221,902      $     -    $15,357,012
                               ========   =========   ==========        =======       ========   ==========



          1999


Balance at June 30, 1998     $      -    $       -   $15,487,825       $242,400     $       -   $15,730,225

Net Income for the nine
  months ended March 31,
  1999                                                   470,900                                    470,900

Change in unrealized gain
 on available-for-sale,
 net of applicable
 deferred income taxes                                                   59,300                      59,300

Net issuance of common
stock                         195,706     8,401,670                                               8,597,376

Common stock acquired by
the ESOP, 72,760 shares                                                             (745,790)      (745,790)



Balance at
 March 31, 1999              $195,706    $8,401,670  $15,958,725       $301,700    $(745,790)   $24,112,011
                             ========    ==========  ===========       ========    ==========   ===========





        The accompanying notes are an integral part of the financial statements.

                          GREENE COUNTY BANCORP, INC.
                        CONSOLIDATED CASH FLOW STATEMENT
                  FOR NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                              1999                1998
                                                              ------              ------


Cash flows from operating activities:
 Net income                                                  $ 470,900          $  941,347
Adjustments to reconcile net income to
  net cash provided by operating
  activities:

 Depreciation                                                  148,500             143,892
 Net accretion of security premiums and
  discounts                                                    (52,513)           (109,456)
 Provision for loan losses                                     135,000              75,000
 Contributions expense                                         384,150                 -
 Loss on sale of investments                                    34,298                 -
 Provision (benefit) for deferred income taxes                (322,733)            185,886
 Net change in unearned loan fees and costs                    (11,317)            (17,381)
 Net decrease (increase)in accrued interest receivable          11,262            (181,683)
 Net (increase) decreasein prepaids and other assets          (108,124)              4,551
 Net increase (decrease)in other liabilities                   428,159            (120,414)
                                                             ----------          ----------
Net cash provided by operating activities                    1.117,582             921,742
                                                             ----------          ----------

Cash flows from investing activities:
 Proceeds from maturities of available-for-sale
  securities                                                12,167,026          6,599,859
 Purchases of securities available-for-sale                (12,628,001)        (7,558,087)
 Principal payments on securities available-for sale         2,312,638          1,070,178
 Principal payments on mortgage-backed securities
  available-for-sale                                         1,062,075            927,675
 Purchases of mortgage-backed securities
  available-for-sale                                        (2,991,230)        (2,915,279)
 Net increase in loans                                      (8,311,568)        (3,434,728)
 Proceeds from sale of other real estate                        27,788             53,037
 Purchases of premises and equipment                          (512,926)        (1,094,192)
                                                             -----------       -----------
Net cash used by investing activities                       (8,874,198)        (6,351,537)
                                                            ------------        ----------


Cash flows from financing activities:
 Net proceeds from issuance of common stock                  8,184,100               -
 Purchase of unallocated ESOP shares                          (745,790)              -
 Net increase in deposits                                    2,015,896          2,646,108
                                                           -----------          ----------

Net cash provided by financing activities                    9,454,206          2,646,108
                                                           -----------          ----------

Net increase (decrease) in cash and cash
 equivalents                                                 1,697,590         (2,783,687)
Cash and cash equivalents at beginning of
 period                                                      8,272,083         10,888,070
                                                            -----------        -----------

Cash and cash equivalents at end of period                $  9,969,673       $  8,104,383
                                                          =============      =============

Cash paid during period for:
 Interest                                                  $ 3,759,852       $  3,725,046
 Income taxes                                                  149,064            471,311
Non-cash investing activity:
 Foreclosed loans transferred to other real estate             126,969            131,251


Net change in unrealized gain on available-for-sale       $    104,000        $   256,000



 The accompanying notes are an integral part of the financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 1999 and 1998

               (1)  BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the SB-2 filing dated September 18, 1998. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented have been included. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank of Greene County (the "Bank"). All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1999.

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

               (2)  REORGANIZATION AND STOCK OFFERING

               Greene County Bancorp, Inc. (the "Company") is a Delaware corporation that was organized in December 1998 at the direction of the Board of Trustees of Greene County Savings Bank for the purpose of acquiring all of the capital stock of the Bank upon completion of the Bank's reorganization from a mutual savings bank into a two-tier mutual holding company structure. As part of the reorganization, the Company offered for sale 44.5% of its shares of common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The Company provided 2% of the shares of its common stock in a contribution to the Bank of Greene County Charitable Foundation (the "Charitable Foundation"). The remaining 53.5% of the Company's shares of common stock were issued to Greene County Bancorp, MHC (the "MHC"), a New York state-chartered mutual holding company. The reorganization and Offering were completed on December 30, 1998. Prior to that date, the Company had no assets or liabilities.

               Completion of the Offering resulted in the issuance of 1,957,057 shares of common stock. Of this total, 1,047,560 shares (53.5%) were issued to the MHC, 871,082 shares (44.5%) were sold to eligible depositors of the Bank and the Bank & Employee Stock Ownership Plan, and 38,415 shares (2%) were contributed to the Charitable Foundation at $10 per share, along with $100,000 in cash. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) approximated $526,000 and have been deducted to arrive at net proceeds from the Offering.


               (3)  EMPLOYEE STOCK OWNERSHIP PLAN

               The Bank established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with its reorganization. As of March 31, 1999, the ESOP owned 72,760 common shares. No allocation of shares to employees has been made as of March 31, 1999. Accordingly, there was no ESOP expense for the three and nine months ended March 31, 1999. The balance of unallocated ESOP shares is shown as a deduction to stockholders' equity.


               (4)  EARNINGS PER SHARE

               Earnings per share on common stock are computed using the weighted average number of shares of common stock outstanding for the period. The Company adopted Financial Accounting Standard No.128 for the three months ended March 31, 1999. Earnings per share is not presented in the accompaying statements of income for the periods ended prior to March 31, 1999 since the Company completed its Offering in December 1998, and, accordingly, such information would not be meaningful.


               (5)  COMPREHENSIVE INCOME

               The Company was required to adopt Financial Accounting Standards Board Statement No.130, "Reporting Comprehensive Income", during the nine months ended March 31, 1999. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statments.

Item 2.  Management's Discussion and Analysis

General

         This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Bank's lending area, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at March 31, 1999 and June 30, 1998

         Total assets increased to $151.1 million at March 31, 1999 from $140.3 million at June 30, 1998, an increase of $10.8 million, or 7.7%. This growth in total assets reflected primarily the completion of the Company's initial public offering on December 30, 1998, in which net proceeds (after conversion expenses) of $8.6 million were raised. Loans receivable, net increased to $88.3 million at March 31, 1999 from $80.3 million at June 30, 1998, reflecting strong demand for the Bank's loan products during the period. One-to-four family residential mortgage loans increased $7.9 million, or 12.2%, home equity loans increased $76,000, or 1.6%, consumer installment loans increased $667,000, or 16.0%, commercial business loans decreased $143,000, or 10.7% and commercial real-estate loans decreased $419,000, or 9.3%. Management believes much of the demand for the Bank's lending products reflected the Bank's primarily fixed-rate mortgage loan products in the current low market interest rate environment.

         The Company's portfolio of investment securities and mortgage-backed securities decreased to $34.8 million and $4.6 million, respectively, at March 31, 1999 from $36.3 million and $5.2 million, respectively, at June 30, 1998, reflecting the prepayment and repayment of such securities over the period and the deployment of the proceeds into asset-backed securities, which increased to $8.5 million at March 31, 1999 from $6.3 million at June 30, 1998.

         Total deposits increased to $126.0 million at March 31, 1999 from $124.0 million at June 30, 1998. This growth in deposits reflected continued deposit inflows from the expansion of the Bank's branch network. Deposit growth was offset by withdrawals of $3.2 million used to purchase Company stock at the initial public offering in December, 1998.

    At March 31, 1999, the Company's certificate accounts were $54.5 million, a decrease of 2.8% from June 30, 1998, and non-certificate accounts increased to $71.5 million, an increase of 7.9% from June 30, 1998. At March 31, 1999, there were no FHLB borrowings outstanding.

         Stockholders' equity increased to $24.1 million (or 16.0% of total assets) at March 31, 1999 compared to $15.7 million (or 11.2% of total assets) at June 30, 1998, reflecting the net proceeds raised from the offering and, to a lesser extent, an increase to $301,700 at March 31, 1999 from $242,400 at June 30, 1998 in unrealized appreciation in securities available for sale, net of deferred income taxes.

Non-Accrual Loans and Non-Performing Assets

         The following table sets forth information regarding non-accrual loans and non-performing assets:

                                            At March 31, 1999                   At June 30, 1998
                                            -----------------                   ----------------
                                                              (Dollars in Thousands)
    .....................................
Nonaccruing loans:
  One- to four- family ..................   $  320                              $  666
  Commercial real estate ................      136                                  91
  Consumer ..............................       22                                  20
  Commercial business ...................     --                                   107
                                            ------                              ------

         Total ..........................      478                                 884
                                            ------                              ------

Foreclosed assets:
  One- to four-family ...................       99                                  --
  Multi-family ..........................     --                                    --
  Nonfarm, nonresidential properties ....      124                                 124
                                            ------                              ------

         Total ..........................   $  223                              $  124
                                            ======                              ======

Total non-performing assets .............   $  701                              $1,008
                                            ======                              ======
Total as a percentage of total assets ...     0.46%                             0.72%




         During the nine months ended March 31, 1999, there were $124,000 in charge-offs and $7,000 in recoveries of loans previously charged-off. As a result of these charge-offs and recoveries, and the allocation of additional funds to the loan loss reserve, the balance of the allowance for loan losses at March 31, 1999 increased to $746,747 from $728,478 at June 30, 1998. The ratio of the net charge-offs to average loans outstanding during the nine months ended March 31, 1999 was 0.13%.

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

Comparison  of  Operating  Results for the Three Months Ended March 31, 1999 and
1998

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

         The Company reported net income of $316,000 for the three months ended March 31, 1999 compared to net income of $257,000 for the three months ended March 31, 1998.

         Interest Income. Total interest income increased to $2,494,000 for the three months ended March 31, 1999 from $2,380,000 for the three months ended March 31, 1998. The increase was due primarily to an increase of $17.9 million, or 13.8%, in the average balance of interest earning assets for the three months ended March 31, 1999, notwithstanding a decrease in the average yield on such assets to 6.76% for the period from 7.34% for the earlier-year period. The increase in the average balance of interest-earning assets reflected primarily the deployment of the net proceeds of the offering, while the reduced yields on such assets reflected the declining market interest rate environment over the past year, as the proceeds of loan payoffs, called investment securities and the offering were redeployed into lower-yielding investments. In particular, the average balance of federal funds increased by $2.8 million, or 38.5%, to an average balance of $10.1 million for the three months ended March 31, 1999, as the average yield on such federal funds declined from 5.61% for the three months ended March 31, 1998 to 4.28% for the three months ended March 31, 1999. The
Company's interest rate spread (the difference between yields earned on interest-earning assets and rates paid on deposits and borrowings) decreased to 3.06% for the three months ended March 31, 1999 from 3.22% for the three months ended March 31, 1998. Management anticipates that this compression of interest rate spread may continue in future periods should the declining market interest rate environment continue.

         Interest Expense. Total interest expense decreased to $1,157,000 for the three months ended March 31, 1999 from $1,226,000 for the three months ended March 31, 1998. The decrease reflected primarily an increase of $6.2 million, or 5.2%, in the average balance of interest-bearing liabilities, which more than offset a decrease of 43 basis points in the rates paid on such liabilities in the declining market interest rate environment. In particular, the average balance of certificate accounts increased by $1.9 million, or 3.5%, but the rate paid on such accounts only decreased by 33 basis points to 5.17% for the three months ended March 31, 1999.

         Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that is deemed appropriate to absorb future charge-offs and loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, collateral values, current and anticipated economic conditions, volume and type of lending activities and the level of non-performing and other classified loans. The allowance is based on estimates and the ultimate losses may vary from such estimates. Management of the Company evaluates the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

         The Company's provision for loan losses remained $45,000 for the three months ended March 31, 1999 consistent with $45,000 for the three months ended March 31, 1998.

         Non-Interest Income. Non-interest income consists primarily of fee income for Bank services. Non-interest income increased to $135,000 for the three months ended March 31, 1999 from $110,000 for the three months ended March 31, 1998, reflecting particularly increased service charges on deposits as the balance of such deposits increased.

         Non-Interest Expense. Total non-interest expense increased by $104,000, or 12.3%, to $948,000 for the three months ended March 31, 1999 from $844,000 for the three months ended March 31, 1998. The increase in the non-interest expense was due in part to the costs associated with the operation of the Greenville branch, as well as an increase in compensation from merit raises.

       Income Taxes. The Company reported a tax expense of $163,000 for federal and franchise taxes for the three months ended March 31, 1999, compared to an expense of $118,000 for such taxes for the three months ended March 31, 1998.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 1999 and
1998

         General. Net income for the nine months ended March 31, 1999 was $471,000, compared to $941,000 for the nine months ended March 31, 1998. The decrease was primarily attributable to the contribution expense of $484,000 reflecting the Company's contribution to the Foundation during the nine months ended March 31, 1999. Excluding the contribution expense and the associated tax benefits, net income decreased $153,000, or 16.3%, to $788,000 for the nine months ended March 31, 1999 from $941,000 for the nine months ended March 31, 1998. The decrease in net income was due to an increased provision for loan losses, which was $135,000 for the nine months ended March 31, 1999 from $75,000 for the nine months ended March 31, 1998, resulting from the growth in the Company's loan portfolio. Net income for the nine-months ended December 31, 1998 was also affected by the additional operating costs associated with the Greenville branch, which opened in December, 1997.

         Interest Income. Total interest income increased to $7.4 million for the nine months ended March 31, 1999 from $7.2 million for the nine months ended March 31, 1998, due primarily to an increase of $12.6 million, or 9.8%, in the average balance of interest-earning assets for the nine months ended March 31, 1999, notwithstanding a decrease of 41 basis points in the average yield on such assets to 7.0% for the period. The increase in the average balance of interest-earning assets reflected primarily the deployment of the net proceeds of the Company's offering. The reduction of yields on interest-earning assets reflected the declining market interest rate environment over the past year as the proceeds of loan payoffs, called investments and the Company's offering were re-deployed into lower-yielding investments. The Company's interest rate spread for the nine months ended March 31, 1999 decreased to 3.04% from 3.25% for the nine months ended March 31, 1998.

         Interest Expense. Total interest expense of $3.7 million remained consistent for the nine months ended March 31, 1999, as compared to the nine months ended March 31, 1998. This reflects an increase of $7.4 million, or 6.3%, in the average balance of interest-bearing liabilities, which more than offset a decrease of 21 basis points in the rates paid on such liabilities to 3.97% for the nine months ended March 31, 1999.

         Provision for Loan Losses. The Company's provision for loan losses increased to $135,000 for the nine months ended March 31, 1999 compared to $75,000 for the nine months ended March 31, 1998, reflecting the growth in the loan portfolio in the later period.

         Non-Interest Income. Non-interest income increased to $381,000 for the nine months ended March 31, 1999 from $317,000 for the nine months ended March 31, 1998, reflecting primarily an increase in service charges on deposits as the average balance of such deposits increased during the period.

         Non-Interest Expense. Non-interest expense increased to $3.2 million for the nine months ended March 31, 1999 from $2.3 million for the nine months ended March 31, 1998. The increase was primarily attributable to the contribution expense of $484,000 reflecting the Company's contribution to the Foundation during the nine months ended March 31, 1999. Additionally, occupancy and equipment costs, and the cost of staffing the branch, associated with the new Greenville branch, added to the non-interest expense for the nine months ended March 31, 1999.

         Income Taxes. The Company reported a tax expense of $234,000 in federal and franchise taxes for the nine months ended March 31, 1999 as compared to an expense of $435,000 for the nine months ended March 31, 1998. The reduction in federal and franchise taxes was attributable to the Company's contribution to the Foundation of $484,000 for the nine months ended March 31, 1999. The Company's effective income tax rate was 33.2% for the nine months ended March 31, 1999 compared to 31.6% for the same period in 1998.

Liquidity

         The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and debt securities and two lines of credit available as needed. In December 1998, $8.2 million of net proceeds from the offering added significantly to the funds available to the Company for use in conducting its business. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

         During the past few years, the combination of generally low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities has resulted in little growth or a net decline in deposits in certain time periods. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. The Company experienced a net increase in total deposits of $2.0 million, or 1.6%, for the nine months ended March 31, 1999.

         Loan commitments totaled $3.9 million at March 31, 1999. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

         The Company's most liquid assets are cash and due from banks and federal funds sold. At March 31, 1999, such assets amounted to $10.0 million, or 6.6% of total assets.

         At March 31, 1999, the Company and the Bank exceeded all regulatory capital requirements.

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

Capability of the Bank's Data Processing to Accommodate the Year 2000

          Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing. There is concern that on January 1, 2000, computers will be unable to "read" the new year and as a consequence, there may be widespread computer malfunctions. The Bank has used an outside data processing servicer for 24 years. That servicer was pro-active and maintained a pace that kept it consistently ahead of Federal Financial Institutions Examination Council target dates and requirements. The Bank's Year 2000 Committee has developed a formal written plan to resolve any concerns about the Year 2000 issue and has completed assessment and testing of its computer applications, hardware and ATM machines to ensure that they will be able to read the Year 2000. All hardware that was not compliant and could not be upgraded is being replaced. Mission-critical systems have been tested and contingency plans have been completed. The Bank' s Year 2000 program and progress have been examined twice by the New York State Banking Department and by the FDIC.

     The Bank contacted each of its data processing vendors to ensure that they will be able to provide continuous service in 2000. All such vendors have provided documentation of their testing, remediation and compliance and, therefore, they expect to provide the services for which the Bank has contracted. Management receives updates from these vendors and continues to monitor this issue, reporting to the Board of Directors on a quarterly basis. In considering the year 2000 readiness of the Bank's major borrowers, management first determined that no borrower currently has been extended credit exceeding 10% of the Bank's capital. Management has also informally contacted the Bank's larger borrowers, and has been assured that date sensitivity is not an issue with such borrowers.

     The Year 2000 Committee has evaluated the date sensitivity of the Bank's non-information technology, such as utilities and its components (including elevators, heating/air conditioning systems, alarms and video equipment). These utilities and components are either not computerized or are expected to function normally after Year 2000. Contingency plans were developed to address potential utility failures, and to provide methods to open offices and conduct business.

         The Company expensed $2,000 during the nine months ended March 31, 1999 and expects to incur additional costs through the end of 1999 to become year 2000 compliant. Management has budgeted an additional $120,000 for updating its hardware and software systems to ensure compliance. Other than this budgeted expenditure, management does not expect additional material costs to be incurred in connection with the year 2000 issue.

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


                                          Greene County Bancorp, Inc.

Date:  May 13, 1999                     By: /s/ J. Bruce Whittaker
                                            ----------------------
                                           J. Bruce Whittaker
                                           President and Chief Executive Officer

Date:  May 13, 1999                     By: /s/ Bruce P. Egger
                                            ------------------
                                           Bruce P. Egger
                                           Vice-President/Secretary