Form 10KSB40
period 1999-06-30
GREENE COUNTY BANCORP INC
filed 1999-09-28
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                     For the Fiscal Year Ended June 30, 1999
                                       OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________________ to ______________________

                         Commission File Number: 0-25165

                           GREENE COUNTY BANCORP, INC.
       -------------------------------------------------------------------
                 ( Name of Small Business Issuer in its Charter)

               Delaware                                 14-1809721
    -------------------------------                  ----------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

  302 Main Street, Catskill, New York                      12414
 ---------------------------------------                 ----------
 (Address of Principal Executive Office)                 (Zip Code)

                                 (518) 943-2600
                ------------------------------------------------
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
               ---------------------------------------------------
                                (Title of Class)

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

      The Issuer's revenues for the fiscal year ended June 30, 1999 were $10,484,960.

      As of June 30, 1999, there were issued and outstanding 1,957,057 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of July 31, 1999, $8.375 was $7,617,038.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended June 30, 1999 (Parts II and IV).

2.    Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1. Business

Greene County Bancorp, Inc.

      Greene County Bancorp, Inc. (the "Company") was organized at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) (the "Bank") for the purpose of acting as the holding company of the Bank. The Company's assets consist primarily of the outstanding capital stock of the Bank and cash and investments of $3.1 million, representing a portion of the net proceeds from the Company's stock offering completed December 30, 1998. At June 30, 1999, 909,497 shares of the Company's common stock, par value $0.10 per share, were held by the public, and 1,047,560 shares were held by Greene County Bancorp, MHC, the Company's mutual holding company (the "Mutual Company"). The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

      At June 30, 1999, the Company had consolidated total assets of $152.6 million, consolidated total deposits of $128.0 million and consolidated total equity of $23.9 million.

      The Company's main office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

The Bank of Greene County

      The Bank was organized in 1889 as The Building and Loan Association of Catskill, a New York-chartered savings and loan association. In 1974, the Bank converted to a New York mutual savings bank under the name Greene County Savings Bank. In conjunction with the reorganization and the offering completed in December 1998, the Bank changed its name to The Bank of Greene County. The Bank's deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans, consumer loans and commercial business loans. In addition, the Bank invests a significant portion of its assets in investment securities and mortgage- and asset-backed securities. The Bank's revenues are derived principally from the interest on its mortgage, consumer and commercial loans and securities, loan origination and servicing fees and service charges and fees collected on its deposit accounts. The Bank's primary sources of funds are deposits, and principal and interest payments on loans and investment and mortgage- and asset-backed securities. In recent years the Bank has not had any borrowings.

      The Bank's main office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC

      The Mutual Company was formed in December 1998 as part of the Bank's mutual holding company reorganization. The Mutual Company is a New York-chartered mutual holding company. The Mutual Company owns 53.5% of the common stock of the Company. The Mutual Company is subject to regulation and supervision by the FRB, FDIC and the New York State Banking Department (the "Department"). The Mutual Company does not engage in any business activity other than to hold the Company's common stock and to invest any liquid assets of the Mutual Company.

      The Mutual Company's main office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Market Area

      The Bank has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates four full service banking offices in Greene County, New York. The Bank's primary deposit gathering area is currently concentrated around the areas within Greene County where its full service banking offices are located, namely the towns of Catskill, Greenville, Cairo and Coxsackie. The Bank's primary lending area also has historically been concentrated in Greene County, New York.

      As of the 1990 census, the County population was 44,700 persons. As of the 1990 census, Greene County had the fourth largest percentage of population growth in New York state in the ten year period ended in 1990. Greene County is primarily rural and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill mountains. The County has no concentrations of manufacturing industry. Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area. The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County and the Coxsackie Correctional Facilities are the largest employers in the County. Other large employers include the Hunter Mountain and Ski Windham resort areas, the Catskill, Cairo-Durham, Greenville and Coxsackie-Athens Central School Districts and Stiefel Labs, Inc.

Competition

      The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Lending Activities

      General. The principal lending activity of the Bank is the origination, for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within its primary market area. To a lesser extent, the Bank also originates commercial real estate loans, home equity loans, consumer loans and commercial business loans.

      In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, the Bank maintains high levels of liquidity, and, where possible, matches the funding of fixed-rate residential mortgages with lower-costing core savings accounts. In addition, in originating residential fixed-rate loans, the Bank has been successful in marketing and originating such loans with 15 year terms. Currently, the substantial majority of residential fixed-rate loans are being originated with 15 year terms. Finally, the Bank has attempted to market to its customers shorter term maturity features, such as fixed-rate residential mortgage loans with "bi-weekly" mortgage payments, where the borrower makes the equivalent of an extra monthly payment per year by paying half the monthly mortgage payment every two weeks. The accelerated principal amortization schedules of these loans have helped reduce the interest rate risk that is inherent in a community based bank's residential lending portfolio. The accelerated repayment schedule results in significant savings to the borrower and allows for a more rapid increase in home equity.

      Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

                                                             June 30,
                                     --------------------------------------------------------
                                           1999               1998                1997
                                     ----------------    ----------------    ----------------
                                     Amount   Percent    Amount   Percent    Amount   Percent
                                     ------   -------    ------   -------    ------   -------
                                                      (Dollars in Thousands)
Real Estate Loans:
   One- to four-family ..........   $74,512    81.14%   $64,705    79.69%   $61,008    79.66%
   Commercial ...................     3,985     4.33      4,521     5.57      5,343     6.98
   Construction and land ........     1,654     1.80        798      .98        497      .65
   Multi-family .................       474     0.52        388      .48        388      .51
                                    -------   ------    -------   ------    -------   ------
    Total real estate loans .....    80,625    87.79     70,412    86.72     67,236    87.80

Consumer Loans:
   Installment (1) ..............     4,761     5.18      4,172     5.14      3,758     4.90
   Home equity ..................     4,689     5.11      4,727     5.82      4,053     5.29
   Passbook .....................       525     0.57        544      .67        507      .66
                                    -------   ------    -------   ------    -------   ------
    Total consumer loans ........     9,975    10.86      9,443    11.63      8,318    10.85

Commercial Business Loans .......     1,230     1.35      1,336     1.65      1,032     1.35
                                    -------   ------    -------   ------    -------   ------
    Total consumer and commercial
    business loans ..............    11,205    12.21     10,779    13.28      9,350    12.20
                                    -------   ------    -------   ------    -------   ------
    Total gross loans ...........    91,830   100.00%    81,191   100.00%    76,586   100.00%
                                              ======              ======              ======

Less:
   Deferred fees and discounts         (240)               (203)               (216)
   Allowance for losses..........      (792)               (728)               (723)
                                    -------             -------             -------
    Total loans receivable, net     $90,798             $80,260             $75,647
                                    =======             =======             =======

----------
(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

      The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                  June 30,
                                       -------------------------------------------------------------
                                             1999                   1998                   1997
                                       -----------------     -----------------    ------------------
                                       Amount    Percent     Amount    Percent    Amount     Percent
                                       ------    -------     ------    -------    ------     -------
                                                          (Dollars in Thousands)
Fixed-Rate Loans:
   Real Estate Loans:
     One- to four-family .........   $ 60,504     65.89%   $ 46,028     56.69%   $ 36,581     47.78%
     Commercial ..................      1,399      1.52       1,436      1.77       1,744      2.28
     Construction and land .......      1,654      1.80         760      0.94         497      0.64
     Multi-family ................        332      0.36         157      0.19         135      0.18
                                     --------    ------    --------    ------    --------    ------
       Total real estate loans ...     63,889     69.57      48,381     59.59      38,957     50.88
                                     --------    ------    --------    ------    --------    ------

   Consumer Loans:
     Installment (1) .............      4,761      5.18       4,172      5.14       3,758      4.91
     Home equity .................      4,689      5.11       4,727      5.82       4,053      5.29
     Passbook ....................        525      0.57         544      0.67         507      0.66
   Commercial Business Loans .....      1,230      1.35       1,336      1.65       1,032      1.35
                                     --------    ------    --------    ------    --------    ------
     Total fixed-rate loans ......     75,094     81.78      59,160     72.87      48,307     63.09
                                     --------    ------    --------    ------    --------    ------

Adjustable-Rate Loans:
   Real estate loans:
     One- to four-family .........     14,008     15.25      18,677     23.00      24,429     31.90
     Multi-family ................        142      0.15         231      0.28         251      0.31
     Commercial real estate ......      2,586      2.82       3,085      3.80       3,599      4.70
     Construction and land .......         --        --          38       .05          --        --
                                     --------    ------    --------    ------    --------    ------
       Total adjustable rate loans     16,736     18.22      22,031     27.13      28,279     36.91
                                     --------    ------    --------    ------    --------    ------

       Total loans ...............     91,830    100.00%     81,191    100.00%     76,586    100.00%
                                     --------    ------    --------    ------    --------    ------

Less:
   Deferred fees and discounts ...       (240)                 (203)                 (216)
   Allowance for loan losses .....       (792)                 (728)                 (723)
                                     --------              --------              --------

     Total loans receivable, net .   $ 90,798              $ 80,260              $ 75,647
                                     ========              ========              ========

----------

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

      One- to Four-Family Residential Loans. The Bank's primary lending activity is the origination, for retention in the Bank's portfolio, of one- to four-family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one- to four-family residential mortgage loans are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. However, the Bank will originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance required (except for qualifying first-time home buyers, for whom the Bank will originate loans with 90% loan-to-value ratios without private mortgage insurance). Generally, residential mortgage loans are originated for terms of up to 25 years, though in recent years the Bank has been successful in marketing and originating the substantial majority of such loans with 15-year terms. One- to four-family fixed-rate loans are offered with both a monthly and bi-weekly payment feature. The Bank generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on all properties securing real estate loans made by the Bank.

      The Bank currently offers one- to four-family residential mortgage loans with fixed and adjustable interest rates. Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. Particularly, in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to adjustable-rate loans. Single family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Bank's single family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

      The Bank's adjustable-rate mortgage ("ARM") loans currently provide for maximum rate adjustments of 150 basis points per year and 600 basis points over the term of the loan. The Bank offers ARM loans with initial interest rates that are below market, referred to as "teaser rates." However, in underwriting such loans, borrowers are qualified at the full index rate. The Bank's ARM loans adjust every year. After origination, the interest rate on such ARM loans is reset based upon a contractual spread or margin above the average yield on one-year United States Treasury securities, adjusted to a constant maturity (the "U.S. Treasury Constant Maturity Index"), as published weekly by the Federal Reserve Board.

      ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 1999, 15.25% of the Bank's loan portfolio consisted of one- to four-family residential loans with adjustable interest rates.

      The Bank originates construction/permanent loans to homeowners for the purpose of construction of primary and secondary residences. The Bank issues a commitment and has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum term of six months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 80% (or up to 95% with private mortgage insurance), of the completed project. The Bank generally does not originate loans secured by undeveloped land.

      Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays may further impair the borrower's ability to repay the loan.

      The Bank's residential mortgage loan originations are generally obtained from the Bank's loan representatives operating in its branch offices through their contacts with existing or past loan customers, depositors of the Bank, referrals from attorneys and accountants who refer loan applications from the general public, and local realtors.

      All one- to four-family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      At June 30, 1999, $74.5 million, or 81.14% of the Bank's loan portfolio, consisted of one- to four-family residential mortgage loans. Approximately $540,000 of such loans (representing 12 loans) were included in nonperforming loans as of that date.

      Commercial Real Estate and Multifamily Loans. At June 30, 1999, $3.9 million, or 4.33%, of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. The Bank originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is generally 75%. At June 30, 1999, the largest commercial mortgage loan had a principal balance of $434,460 and was secured by a medical arts building.

      In underwriting commercial real estate loans, the Bank reviews the expected net operating income generated by the real estate to ensure that it is generally at least 110% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower's business experience. The Bank's policy is to require personal guarantees from all commercial real estate borrowers.

      Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for Bank management to monitor and evaluate.

      The Bank originates a limited number of multi-family loans, which totaled $0.7 million, or 0.74% of the Bank's total loans at June 30, 1999. Multi-family loans are generally secured by apartment buildings and condominiums located in the Bank's primary market area. The Bank's underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.

      Consumer Loans. The Bank's consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). At June 30, 1999, consumer loans totaled $10.0 million, or10.86% of the total loan portfolio. Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years.

      Consumer loans generally have shorter terms and higher interest rates than one- to four-family mortgage loans. In addition, consumer loans expand the products and services offered by the Bank to better meet the financial services needs of its customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to loss of or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

      The Bank's underwriting procedures for consumer loans include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security, to the proposed loan amount. The Bank underwrites its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

      The Bank offers fixed-rate home equity loans that are secured by the borrower's residence. Home equity loans are generally underwritten with terms not to exceed 15 years and under the same criteria that the Bank uses to underwrite one- to four-family fixed rate loans. Home equity loans may be underwritten with terms not to exceed 15 years and with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $50,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. At June 30, 1999, the outstanding balance of home equity loans totaled $4.7 million, or 5.11% of the Bank's total loan portfolio.

      Commercial Business Loans. The Bank also originates commercial business loans up to 10 years at fixed rates. The Bank attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which consists of receivables, inventory and equipment. The Bank generally requires annual financial statements and tax returns from its commercial business borrowers and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that secures the loan. At June 30, 1999, the Bank had $1.2 million of commercial business loans which represented 1.35% of the total loan portfolio. On such date, the average balance of the Bank's commercial business loans was approximately $28,600. The largest commercial business loan had a balance of $218,000 and represented a loan to finance the acquisition of a fire truck. At June 30, 1999, the Bank's commercial loan portfolio included 43 loans secured by real estate, fire trucks, or other equipment.

      Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

      Loan Maturity Schedule. The following table sets forth certain information as of June 30, 1999 regarding the amount of loans maturing or repricing in the Bank's portfolio. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

      The following table illustrates the future maturities of such loans at June 30, 1999.

                                           1 Year    3 Years   5 Years  10 Years
                                Within     through   through   through   through             Beyond
                                1 Year     3 Years   5 Years  10 years  20 years  20 Years   Total
                                ------     -------   -------  --------  --------  --------   -----
                                                          (In Thousands)
Real Estate Loans:

   One- to four-family........   $13,986   $   381   $   691   $10,527   $36,342   $12,585   $74,512
   Home equity ...............        62       553     1,122     1,782     1,170        --     4,689
   Multi-family ..............        --        --        --        --       474        --       474
   Commercial ................     2,332        32       326       494       801        --     3,985
   Construction and land loans        --        --        --        --       750       904     1,654
                                 -------   -------   -------   -------   -------   -------   -------
     Total real estate loans .   $16,380   $   966   $ 2,139   $12,803   $39,537   $13,489   $85,314
                                 -------   -------   -------   -------   -------   -------   -------

Consumer loans ...............     1,088     2,419     1,635       100        44        --     5,286

Commercial business loans ....       450        89       543       148        --        --     1,230
                                 -------   -------   -------   -------   -------   -------   -------

Total loan portfolio .........   $17,918   $ 3,474   $ 4,317   $13,051   $39,581   $13,489   $91,830
                                 =======   =======   =======   =======   =======   =======   =======

      The total amount of the above loans due after June 30, 2000 which have predetermined interest rates is $73,911, while the total amount of loans due after such dates which have adjustable interest rates is none.

      The following table sets forth the loan origination and repayment activities of the Bank for the periods indicated. The Bank did not purchase or sell any loans during the periods presented.

                                                     Years Ended June 30,
                                               ---------------------------------
                                                 1999        1998         1997
                                               -------      -------      -------
                                                        (In Thousands)

Originations by Type:
   Adjustable rate:
   One- to four-family ..................      $ 1,214      $   742      $ 1,856
   Commercial real estate ...............          131           45           --
                                               -------      -------      -------

       Total adjustable rate ............        1,345          787        1,856
                                               -------      -------      -------

   Fixed rate:
   One- to four-family ..................       28,455       15,030        9,535
   Commercial real estate ...............           90          150          586
   Construction and land ................        3,347        2,930        2,605
   Home equity ..........................        2,227        2,064        1,996
   Installment ..........................        4,782        3,194        3,785
   Commercial business ..................          388          350          568
   Passbook .............................          540          492          373
                                               -------      -------      -------

       Total fixed-rate .................       39,829       24,210       19,448
                                               -------      -------      -------

       Total loans originated ...........      $41,174      $24,997      $21,304
                                               -------      -------      -------

Repayments:
   One- to four-family ..................       19,777       12,075        9,268
   Commercial real estate ...............          757        1,017            5
   Construction and land ................        2,491        2,629        3,101
   Home equity ..........................        2,265        1,390        1,670
   Installment ..........................        4,193        2,780        3,208
   Commercial business ..................          494           46          362
   Passbook .............................          559          455          506
                                               -------      -------      -------

     Total principal repayments .........       30,536       20,392       18,120
                                               -------      -------      -------

   Net increase (decrease) ..............      $10,638      $ 4,605      $ 3,184
                                               =======      =======      =======

      Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. All residential loans over $200,000, however, must be approved by the Executive Committee or the full Board of Directors.

      The Board annually approves independent appraisers used by the Bank. For larger loans, the Bank may require an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is the Bank policy to require hazard insurance on all mortgage loans.

      Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank receives loan origination fees. Such fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

      In addition to loan origination fees, the Bank also receives other income that consists primarily of deposit transaction account service charges and late charges. The Bank also collects fees for originating savings bank life insurance on an agency basis. Finally, the Bank installs, maintains and services merchant bankcard equipment for local retailers and is paid a percentage of the transactions processed by such equipment.

      Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital on an unsecured basis, and an additional amount equal to 10% of unimpaired capital if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank's policy provides that loans to one borrower (or related borrowers) should not exceed 10% of the Bank's capital and reserves.

      At June 30, 1999, the largest aggregate amount loaned by the Bank to one borrower consisted of $483,000, which consisted of a commercial real estate loan of $434,000 and a commercial business loan of $49,000. The loans comprising the lending relationship were performing in accordance with their terms.

Delinquencies and Classified Assets

      Collection Procedures. A computer generated late notice is sent and a 2% late charge is assessed when a payment is 15 days late. A second notice will be incorporated in the next month's billing notice, approximately 21 days after the first due payment. Accounts thirty days or more past due will be reviewed by the collection manager and receive individual attention as required, including collection letters and telephone calls. Accounts that have a history of consistent late or delinquent payments will be monitored closely by the collection manager to avoid further deterioration. Accounts two or more payments past due are reported to the Board of Directors for consideration of foreclosure action. With respect to consumer loans, a late notice is sent and a late charge is assessed after 10 days (or, in the case of home equity loans, 15 days) after payment is due. A second notice is sent after 15 days (in the case of home equity loans, 25 days) thereafter. Loans 30 days or more past due are reviewed by the collection manager for individual attention, including collection letters and telephone calls. Accounts three or more payments past due are reported to the Board of Directors and are subject to legal action and repossession of collateral.

      Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired when it is probable that at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. Instead, such interest is recognized on a cash basis until such time as the borrower has brought the loan to nondelinquent status. At June 30, 1999, the Bank had non-performing loans of $668,000, and a ratio of non-performing loans to total loans of 0.74%.

      Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings. At June 30, 1999, the Bank's REO totaled $176,850, and its ratio of non-preforming assets to total assets was 0.56%.

      The following table sets forth delinquencies in the Bank's loan portfolio at June 30, 1999. When a loan is delinquent 90 days or more, the Bank fully reverses all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 114.

                                             60-89 Days                     90 Days and Over            Total Delinquent Loans
                                   ------------------------------   ------------------------------   -------------------------------
                                                         Percent                          Percent                           Percent
                                                         of Loan                          of Loan                           of Loan
                                   Number      Amount    Category   Number      Amount    Category   Number       Amount    Category
                                   ------      ------    --------   ------      ------    --------   ------       ------    --------
                                                                         (Dollars in Thousands)
Real Estate:
   One- to four-family .......         17   $  778,729     97.8%         11   $  413,436     67.6%         28   $1,192,165     84.7%
   Multi-family ..............         --           --       --          --           --       --          --           --       --
   Commercial ................          1       17,131      2.2           3      166,056     27.2           4      183,187     13.0
   Construction and land loans         --           --       --          --           --       --          --           --       --

Consumer .....................         --           --       --           6       31,573      5.2           6       31,573      2.3
Commercial business ..........         --           --       --          --           --       --          --           --       --
                                 --------   ----------   ------    --------   ----------   ------    --------   ----------   ------

     Total loan delinquencies          18   $  795,860   100.00%         20   $  611,065   100.00%         38   $1,406,925   100.00%
                                 ========   ==========   ======    ========   ==========   ======    ========   ==========   ======

      Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other non-performing assets. The Bank had no accruing loans delinquent more than 90 days at June 30, 1999, 1998 or 1997.

                                                            June 30,
                                                 ------------------------------
                                                  1999        1998        1997
                                                 ------      ------      ------
                                                      (Dollars in Thousands)

Nonaccruing loans:
   One- to four-family .....................     $  487      $  666      $  293
   Commercial real estate ..................        166          91         296
   Consumer ................................         15          20           5
   Commercial business .....................         --         107         139
                                                 ------      ------      ------

     Total .................................        668         884         733
                                                 ------      ------      ------

Foreclosed assets:
   One- to four-family .....................         53          --          32
   Multi-family ............................         --          --          38
   Nonfarm, nonresidential properties ......        124         124          --
                                                 ------      ------      ------

     Total .................................     $  177      $  124      $   70
                                                 ======      ======      ======

Total non-performing assets ................     $  845      $1,008      $  803
                                                 ======      ======      ======
Total as a percentage of total assets ......       0.56%       0.72%       0.61%

      During the year ended June 30, 1999, gross interest income of $26,685 would have been recorded on nonaccruing loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans or on accruing loans more than 90 days delinquent during the year ended June 30, 1999.

      Classification of Assets. Consistent with regulatory guidelines, the Bank provides for the classification of loans and other assets considered to be of lesser quality. Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve and/or charge-off is not warranted. Assets that do not currently expose the insured financial institution to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."

      When the Bank classifies problem assets as either Substandard or Doubtful, it establishes general valuation allowances or "loss reserves" in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount. The Bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Bank reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

      On the basis of management's review of its assets, at June 30, 1999, the Bank had classified a total of $339,000 of loans as follows:

                                                                At June 30, 1999
                                                                ----------------
                                                                 (In Thousands)

      Special mention ....................................            $ 95
      Substandard ........................................             244
      Doubtful assets ....................................              --
      Loss assets ........................................              --
                                                                      ----

         Total classified loans ..........................            $339
                                                                      ====

      General loss allowance .............................            $453
                                                                      ====

      Specific loss allowance ............................            $ --
                                                                      ====

      Charge-offs ........................................            $126
                                                                      ====

      Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of REO. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to noninterest expense) and is reduced by net charge-offs. At June 30, 1999, the total allowance was $791,897, which amounted to 0.87% of total net loans and 118.55% of nonperforming loans. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses. For the years ended June 30, 1999, 1998 and 1997, the Bank had charge-offs of $126,000, $126,000 and $11,000, respectively.

      The Bank requires an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is also the Bank's policy to require title and hazard insurance on all mortgage loans. In addition, the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to the Bank's loan policies must be made in accordance with the limitations set out in each policy. Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

      Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                         Years Ended June 30,
                                                      ------------------------
                                                       1999      1998     1997
                                                      -----     -----    -----
                                                        (Dollars in Thousands)

Balance at beginning of period ....................   $ 728     $ 723    $ 597
                                                      -----     -----    -----

Charge-offs:
   One- to four-family ............................       3        18       --
   Commercial real estate .........................      --        70       --
   Consumer .......................................      20        28       11
   Commercial business ............................     103        10       --
                                                      -----     -----    -----
       Total charge-offs ..........................     126       126       11
                                                      -----     -----    -----

Recoveries:
   One- to four-family ............................       6        --       12
   Consumer .......................................       4        11       --
                                                      -----     -----    -----
       Total recoveries ...........................      10        11       12
                                                      -----     -----    -----

Net charge-offs ...................................     116       115       (1)
Additions charged to operations ...................     180       120      125
                                                      -----     -----    -----
Balance at end of period ..........................   $ 792     $ 728    $ 723
                                                      =====     =====    =====

Ratio of net charge-offs during the period to
   average loans outstanding during the period ....    0.15%     0.15%    0.01%
                                                      =====     =====    =====

Ratio of net charge-offs during the period to
   average non-performing assets ..................   11.33%    12.74%    0.15%
                                                      =====     =====    =====

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated. The allowance is allocated to each loan category based on historical loss experience and economic conditions. The unallocated portions of the allowance represent general reserves for unused lines of credit and inherent risk associated with increased volume in lending transactions.

                                                                               June 30,
                                     ---------------------------------------------------------------------------------------------
                                                   1999                          1998                            1997
                                     -----------------------------  ------------------------------  ------------------------------
                                                           Percent                        Percent                         Percent
                                                           of Loans                       of Loans                        of Loans
                                                   Loan    in Each                Loan    in Each                 Loan    in Each
                                     Amount of   Amounts   Category Amount of   Amounts   Category  Amount of   Amounts   Category
                                     Loan Loss     by      to Total Loan Loss     by      to Total  Loan Loss     by      to Total
                                     Allowance  Category    Loans   Allowance  Category    Loans    Allowance  Category    Loans
                                     ---------  --------    -----   ---------  --------    -----    ---------  --------    -----
One- to four-family ..............    $   484    $74,512     81.2%    $   318    $64,705     79.7%    $   293    $60,981     79.6%
Multi-family .....................         10        474      0.5           1        388      0.5           1        195      0.3
Commercial real estate ...........         88      3,985      4.3          78      4,521      5.6          88      5,343      7.0
Construction and land ............          6      1,654      1.8           2        798      1.0           1        497      0.6
Consumer .........................         80      4,761      5.2          59      4,064      5.0          52      3,619      4.7
Commercial business ..............         55      1,230      1.3          62      1,336      1.6          45      1,032      1.3
Home equity loans ................         --      4,689      5.1          14      4,727      5.8          12      4,053      5.3
Passbook loans ...................         --        525      0.6           5        544      0.7           5        507      0.7
Specific .........................         --         --       --         104        108      0.1         205        359      0.5
Unallocated ......................         69         --       --          85         --       --          21         --       --
                                      -------    -------    -----     -------    -------    -----     -------    -------    -----

   Total allowance for loan losses    $   792     91,830    100.0%    $   728    $81,191    100.0%    $   723    $76,586    100.0%
                                      =======    =======    =====     =======    =======    =====     =======    =======    =====

Securities Investment Activities

      Given the Bank's substantial portfolio of fixed-rate residential mortgage loans, the Bank maintains high balances of liquid investments for the purpose of reducing interest rate risk. The securities investment policy is established by the Board of Directors. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

      The Bank's current policies generally limit securities investments to U.S. Government and agency securities, federal funds sold, municipal bonds, corporate debt obligations and mutual funds. The two mutual funds in which the Bank invests have portfolios comprised primarily of adjustable-rate mortgage-backed securities and were purchased by the Bank to provide interest-earning liquid funds and an adjustable interest rate. In addition, the Bank's policy permits investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations ("CMOs"). The Bank's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. The Bank will only invest in securities rated A or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of occasional investments in smaller non-rated local bonds. The Bank does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

      At June 30, 1999, the Bank had $49.7 million in investment securities, or 32.6% of total assets. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. As of June 30, 1999, the entire investment securities portfolio was classified as available for sale. At June 30, 1999, the Bank's mortgage-backed securities portfolio totaled $5.2 million, or 3.4% of total assets and the Bank's asset-backed securities portfolio totaled $8.4 million, or 5.5% of total assets.

      Book Value of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                          June 30,
                                                 ----------------------------------------------------------
                                                        1999                1998                 1997
                                                 -----------------    ----------------     ----------------
                                                  Book      % of       Book      % of       Book      % of
                                                  Value     Total      Value     Total      Value     Total
                                                 -------    -----     -------    -----     -------    -----
                                                                    (Dollars in Thousands)
Investment securities available for sale:
   U.S. government securities ...............    $ 7,344     14.5%    $12,969     27.4%    $18,532     43.2%
   Federal agency obligations ...............      5,551     11.0       8,569     18.1       7,145     16.7
   Corporate debt securities ................     11,739     23.2       3,736      7.8       3,079      7.3
   Municipal bonds ..........................     10,273     20.3       7,390     15.6       6,312     14.7
   Equity securities ........................         87      0.2          81      0.2         100      0.2
   Mortgage-backed securities ...............      5,271     10.4       5,196     11.0       5,221     12.2
   Asset-backed securities ..................      8,480     16.7       6,305     13.2         784      1.8
   Mutual funds .............................      1,115      2.2       2,353      5.0       1,644      3.8
   Other ....................................         --       --          75      0.2          75      0.1

       Subtotal .............................     49,860     98.5      46,674     98.5%     42,892    100.0%

FHLB stock ..................................        766      1.5         700      1.5          --       --
                                                 -------    -----     -------    -----     -------    -----

   Total investment securities and FHLB stock    $50,626    100.0%    $47,374    100.0%    $42,892    100.0%
                                                 =======    =====     =======    =====     =======    =====

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for the Bank's investment portfolio at June 30, 1999.

                                                     At June 30, 1999
                             --------------------------------------------------------------------
                             Less Than     1 to 5     5 to 10       Over       Total
                               1 Year       Year       Years      10 Years  Securities
                                Book        Book       Book         Book       Book        Market
                               Value       Value       Value        Value      Value       Value
                              -------     -------     -------     -------     -------     -------
                                                     (Dollars in Thousands)
U.S. government securities    $ 2,727     $ 3,983     $   634     $    --     $ 7,344     $ 7,437
Federal agency obligations      1,502       4,049          --          --       5,551       5,515
Mortgage-backed securities         --       3,783       1,172         316       5,271       5,233
Asset-backed securities ..         --       2,905       1,286       4,289       8,480       8,445
Corporate debt securities         145      11,097         497          --      11,739      11,478
Municipal bonds ..........        549       4,292       5,282         150      10,273      10,359
Equity securities ........         87          --          --          --          87          87
Mutual funds .............      1,115          --          --          --       1,115       1,107
FHLB stock ...............        766          --          --          --         766         766
Other ....................         --          --          --          --          --          --
                              -------     -------     -------     -------     -------     -------

Total securities .........    $ 6,891     $30,109     $ 8,871     $ 4,755     $50,626     $50,427
                              =======     =======     =======     =======     =======     =======

Weighted average yield ...       7.60%       6.00%       5.10%       6.40%       6.04%
                              =======     =======     =======     =======     =======     =======

      Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. At June 30, 1999, mortgage-backed securities (including CMOs) totaled $5.2 million or 3.4% of total assets, all of which were classified as available for sale. At June 30, 1999, all of the mortgage-backed securities were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 5.25% to 6.5%, a weighted average yield of 5.85% and a weighted average life (including pre-payment assumptions) of 3.2 years at June 30, 1999. The estimated market value of the Bank's mortgage-backed securities at June 30, 1999 was $5.2 million, which was $37,500 less than cost.

      Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank.

      Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby altering the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are prepaid. In addition, the market value of such securities may be adversely affected by changes in interest rates.

      Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $5.2 million mortgage-backed securities portfolio at June 30, 1999, $3.8 million with a weighted average yield of 6.1% had contractual maturities within five years, $1.2 million with a weighted average yield of 5.5% had contractual maturities of five to ten years and the remaining $0.2 million with a weighted average yield of 5.7% had contractual maturities more than 10 years. However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased rates of interest.

      At June 30, 1999, the Bank's portfolio of asset-backed securities totaled $8.4 million, or 5.5% of total assets, all of which were classified as available for sale. At June 30, 1999, all of the asset-backed securities were fixed rate. The portfolio had coupon rates ranging form 5.97% to7.15%, a weighted average yield of 6.37% and a weighted average life (including prepayment assumptions) of
5.9 years at June 30, 1999. The estimated market value of the Bank's asset-backed securities portfolio at June 30, 1999 was $8.5 million, which was $36,000 less than cost at such date.

      Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans. In the case of the Bank, its asset-backed securities are collateralized by automobile loans and second-mortgage loans.

      Asset-backed securitizations provide the Bank with a broad selection of fixed-income alternatives, most with higher credit ratings and less downgrade risk than corporate bonds and more stable cash flows than mortgage related securities. Prepayments and structure risk of asset-backed securities are less of a concern than CMO securities due to the shorter maturities of the underlying collateral promoting greater stability of payments.

      Of the Bank's $8.4 million portfolio of asset-backed securities at June 30, 1999, $2.9 million with a weighted average yield of 6.3% had contractual maturities within 5 years, $1.3 million with a weighted average yield of 6.3% had contractual maturities of 5 to 10 years, and the remaining $4.2 million with a weighted average yield of 6.5% had contractual maturities of more than 10 years.

Sources of Funds

      General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of securities, and proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, NOW accounts, non-interest bearing checking accounts and money market accounts, and certificates of deposit. The Bank also offers IRAs.

      At June 30, 1999, deposits totaled $128.0 million. At June 30, 1999, the Bank had a total of $52.2 million in certificates of deposit, of which $39.6 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Deposits are obtained predominantly from the areas in which the Bank's branch offices are located. The Bank relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio, television, and print media and it generally does not solicit deposits from outside its market area. While certificates of deposit in excess of $100,000 are accepted by the Bank, they are not subject to preferential rates. The Bank does not actively solicit such deposits as they are more difficult to retain than core deposits. Historically, the Bank has not used brokers to obtain deposits.

      The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                     Years Ended
                                                       June 30,
                                         -------------------------------------
                                         1999            1998             1997
                                         ----            ----             ----
                                                (Dollars in Thousands)

Opening balance ................       $124,011        $117,542        $115,874
Deposits .......................        289,926         228,799         200,355
Withdrawals ....................        291,331         227,002         203,188
Interest credited ..............          5,393           4,672           4,501
Ending balance .................        127,999         124,011         117,542
Net increase ...................          3,988           6,469           1,668
Percent increase ...............           3.22%           5.59%           1.47%

      The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of June 30, 1999.

                                             3 Months   3 to 6    7 to 12    Over
                                              or Less   Months     Months  12 Months   Total
                                              -------   -------   -------   -------   -------
                                                             (In Thousands)
Certificates of deposit less than $100,000    $11,477   $16,256   $ 7,805   $11,123   $46,661
Certificates of deposit of $100,000 or more     1,186     1,268     1,630     1,432     5,516
                                              -------   -------   -------   -------   -------

Total certificates of deposit .............   $12,663   $17,524   $ 9,435   $12,555   $52,177
                                              =======   =======   =======   =======   =======

      The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit for the periods indicated.

                                                               June 30,
                                     ------------------------------------------------------------
                                            1999                 1998                1997
                                     ------------------   ------------------   ------------------
                                      Amount    Percent    Amount    Percent    Amount    Percent
                                     --------   -------   --------   -------   --------   -------
                                                        (Dollars in Thousands)
Transactions and Savings Deposits:
   Demand accounts ...............   $  9,468     7.40%   $  7,514     6.14%   $  6,345     5.48%
   Savings accounts ..............     54,670    42.60      33,412    27.31      32,480    28.04
   NOW accounts ..................      7,744     6.10       6,187     5.06       5,341     4.61
   Money market accounts .........      3,940     3.10      19,609    16.03      20,439    17.64
                                     --------   ------    --------   ------    --------   ------

Total Non-Certificates ...........     75,822     59.2%     66,722    54.54%     64,605    55.77%
                                     ========   ======    ========   ======    ========   ======

Certificates:
   0.00-3.99% ....................         --       --         612     0.50         490     0.42
   4.00-5.99% ....................     52,084    40.70      46,733    38.20      41,974    36.23
   6.00-7.99% ....................         93     0.10       8,257     6.76       8,786     7.58
   8.00% and over ................         --       --          --       --          --       --
                                     --------   ------    --------   ------    --------   ------

Total Certificates ...............     52,177    40.80      55,602    45.46      51,250    44.23
                                     --------   ------    --------   ------    --------   ------

Total Deposits ...................   $127,999   100.00%   $122,324   100.00%   $115,855   100.00%
                                     ========   ======    ========   ======    ========   ======

The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at June 30, 1999.

                                                     0.00-         4.00-      6.00% or                   Percent
                                                     3.99%         5.99%       greater       Total      of Total
                                                     -----         -----       -------       -----      --------
                                                                         (Dollars in Thousands)
Certificate accounts maturing in quarter ending:
    30-Sep-99..................................    $    --     $  12,111     $    52     $  12,163        23.3%
    31-Dec-99..................................         --        12,262          --        12,262        23.5
    31-Mar-00..................................         --         9,715          --         9,715        18.6
    30-Jun-00..................................         --         5,480          --         5,480        10.5
    30-Sep-00..................................         --         2,505          --         2,505         4.8
    31-Dec-00..................................         --         3,029          --         3,029         5.8
    31-Mar-01..................................         --           987          --           987         1.9
    30-Jun-01..................................         --         1,428          --         1,428         2.7
    30-Sep-01..................................         --           521          --           521         1.0
    31-Dec-01..................................         --           719          --           719         1.4
    31-Mar-02..................................         --           666          41           707         1.4
    30-Jun-02..................................         --           764          --           764         1.5
    Thereafter.................................         --         1,897          --         1,897         3.6
                                                   -------     ---------     -------     ---------      ------
    Total......................................    $    --     $  52,084     $    93     $  52,177       100.0%
                                                   =======     =========     =======     =========      ======

    Percent of total...........................         --%         99.8%        0.2%
                                                   =======     =========     =======

      Borrowed Funds. In the event that the Bank requires funds beyond its ability to generate them in internally, additional sources of funds are available through the use of short-term FHLB advances and two credit facilities made available to the Bank by other financial institutions. At June 30, 1999, the Bank had no borrowed funds.

Personnel

      As of June 30, 1999, the Bank had 51 full-time employees and six part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. The Mutual Company, the Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank.

      Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

      Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of June 30, 1999, was approximately $216,000.

      Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions.

      At June 30, 1999, the Bank's total federal pre-1988 reserve was approximately $216,000. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

      Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At June 30, 1999, the Bank had no net operating loss carryforwards for federal income tax purposes.

      Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The Mutual Company owns less than 80% of the outstanding Common Stock of the Company. As such, the Mutual Company is not permitted to file a consolidated federal income tax return with the Company and the Bank. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

      New York State Taxation - General. The Company and the Bank report income on a combined calendar year basis to New York State. The New York State franchise tax on banking corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) $250. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The Mutual Company files a separate New York State franchise tax return.

      Bad Debt Reserves. The Bank is allowed to utilize the reserve method of accounting for New York State franchise tax purposes and is required to maintain two reserve accounts-the Reserve for Losses on Nonqualifying Loans (the "NY NQL Reserve") and the Reserve for Losses on Qualifying Real Property Loans (the "NY QRPL Reserve"). The addition to the NY NQL Reserve must be computed under the "experience method". The addition to the NY QRPL Reserve may be computed under either the experience method or the "percentage of taxable income method" (the "PTI method"). The deduction under the PTI method is equal to 32% of entire net income (before the deduction for the bad debt reserve addition), which must first be allocated to the NY NQL Reserve. The balance, if any, is the allowable addition to the NY QRPL reserve, subject to a limitation based upon 6% of Qualifying Real Property Loans ("QRPL"). As of December 31, 1997, the Bank's NY QRPL Reserve was subject to this limitation.

      Recapture of New York State Bad Debt Reserves. If the Bank ceases to qualify as a "thrift institution" (as defined in the New York State tax law), or fails to hold at least 60% of its assets in "Qualifying Assets", it will no longer be entitled to use the reserve method and must recapture into entire net income a portion of its NY QRPL Reserve. The amount subject to recapture is generally equal to the excess of the NY QRPL Reserve over the federal QRPL Reserve as of December 31, 1995. The amount of the Bank's NY QRPL Reserve subject to recapture is approximately $1.8 million. Since it is the Bank's intention to continue to qualify as a thrift institution and to meet the 60% Qualifying Asset test, a deferred tax liability has not been established for the $162,000 New York State tax that would result from such failure.

      Net Operating Loss Deductions. For New York State franchise tax purposes, the Bank is not entitled to carry back or forward net operating losses ("NOLs") incurred in taxable years ending before January 1, 2001. NOLs incurred in taxable years beginning on or after January 1, 2001 can be carried forward to the succeeding 20 taxable years. No carryback of NOLs will be permitted.

      Corporate Dividends-Received Deduction. Similar to the federal rules, the Company and the Bank file a combined New York State franchise tax report and intercompany dividends will be eliminated. However, the Mutual Company does not own the requisite percentage (generally 80% or more) of the common stock of the Company necessary to file on a combined basis with the Company. As long as the Mutual Company owns more than 50% of the common stock of the Company, it is eligible for a 60% dividends-received deduction. The Mutual Company is not entitled to any dividends-received deduction if it owns 50% or less of the common stock of the Company.

      Delaware State Taxes. As a Delaware holding company not earning income in Delaware, the Company will be exempt from Delaware corporate income tax, but is required to file an annual report with, and pay an annual franchise tax to, the State of Delaware.

                                   REGULATION

General

      The Bank is a New York-chartered mutual savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the BIF. The Bank is subject to extensive regulation by the Department, as its chartering agency; and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both the Company and the Mutual Company, as bank holding companies, are subject to regulation by the Federal Reserve Board and are required to file reports with the Federal Reserve Board. Any change in such regulations, whether by the Department, the FDIC, or the Federal Reserve Board could have a material adverse impact on the Bank, the Company, or the Mutual Company.

      Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Company are referred to below or elsewhere herein.

New York Bank Regulation

      The exercise by an FDIC-insured savings bank of the lending and investment powers under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.

      The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by FDIC regulations. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in common stock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of investment securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. The Bank has not elected to conduct its investment activities under the "prudent person" standard. A savings bank may also exercise trust powers upon approval of the Department.

      New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Banking Board. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets. Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include, but are not limited to, requirements that (i) certain loans must be approved in advance by a majority of the entire board of trustees and the interested party must abstain from participating directly or indirectly in the voting on such loan, (ii) the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii) the loan must not involve more than a normal risk of repayment or present other unfavorable features.

      Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the Department against the Bank or any of its trustees or officers.

Insurance of Accounts and Regulation by the FDIC

      The Bank is a member of the BIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the Superintendent an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

      In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semi-annual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category.

      As a result of legislation passed in 1996, relating to the recapitalization of the Savings Association Insurance Fund ("SAIF"), from 1997 through 1999, FDIC-insured institutions will pay an insurance premium of approximately 1.3 basis points of their BIF-assessable deposits. Based upon assessable deposits at June 30, 1999, the Bank would expect to pay $3,700 in insurance premiums per quarter during 1999.

Regulatory Capital Requirements

      The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

      These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

      In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Standards for Safety and Soundness

      The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted additions to the Guidelines which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by federal law. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Limitations on Dividends and Other Capital Distributions

      The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law restricts the Bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained by state and federal law and regulations, or
(ii) the amount of the Bank's liquidation account established in connection with the Reorganization. The liquidation account is expected initially to total $15.7 million. New York law also prescribes that dividends declared by a stock savings bank in any calendar year shall not exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, plus any required transfer to surplus or for the retirement of any preferred stock, unless approved by the Superintendent.

Prompt Corrective Action

      The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

      Based on the foregoing, the Bank is currently classified as a "well capitalized" savings institution.

Activities and Investments of Insured State-Chartered Banks Acting as Principal

      Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is the direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

      Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of June 30, 1999, the Bank had no securities pursuant to this exception.

Transactions with Affiliates

      Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.
Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

      Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Holding Company Regulation

      Federal Bank Holding Company Regulation. The Company, as the sole shareholder of the Bank, and the Mutual Company, as indirect controlling shareholder of the Bank, are bank holding companies. Bank holding companies are subject to comprehensive regulation and regular examinations by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

      The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. The Company's stockholders' equity exceeds these requirements as of June 30, 1999.

      Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

      Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

      The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

      Interstate Banking and Branching. Federal law allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Federal Reserve Board is prohibited from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States of America or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Individual states continue to have authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit referred to above.

      Additionally, beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks "opted out" by adopting a law which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. In response to Riegle-Neal, the State of New York enacted laws allowing interstate mergers and branching on a reciprocal basis.

      Federal law authorizes the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The appropriate federal banking agencies are required to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. The FDIC and Federal Reserve Board have adopted such regulations. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve. Should the FDIC determination that a bank interstate branch is not reasonably helping to meet the credit needs of the communities serviced by an interstate branch, the FDIC is authorized to close the interstate branch or not permit the bank to open a new branch in the state in which the bank previously opened an interstate branch.

      Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

      Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

      New York State Bank Holding Company Regulation. In addition to the federal bank holding company regulations, a bank holding company organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the Company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the Banking Board is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries. Although the Company is not a bank holding company for purposes of New York State law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another bank or bank holding company would cause it to become such.

      Mutual Holding Company Regulation. Under New York law, the Mutual Company may exercise all powers and privileges of a New York chartered mutual savings bank, except for the power of accepting deposits. As a bank holding company, the Mutual Company is also authorized to exercise all powers and engage in all activities permitted to a bank holding company under the BHCA.

      Dividend Waivers by the Mutual Holding Company. It has been the policy of many mutual holding companies to waive the receipt of dividends declared by any savings institution subsidiary. The Federal Reserve Board imposes certain conditions on the waiver by the Mutual Company of dividends paid on the Common Stock. In particular, the Mutual Company is expected to be required to obtain prior Federal Reserve Board approval before it may waive any dividends. As of the date hereof, management does not believe that the Federal Reserve Board has given its approval to any waiver of dividends by any mutual holding company that has requested its approval.

      The terms of the Federal Reserve Board approval of the Reorganization are also expected to require that the amount of any waived dividends are not to be available for payment to Minority Stockholders and be excluded from capital for purposes of calculating dividends payable to Minority Stockholders. Moreover, the cumulative amount of waived dividends must be maintained in a restricted capital account which would be added to any liquidation account of the Bank, and would not be available for distribution to Minority Stockholders. The restricted capital account and liquidation account amounts would not be reflected in the Bank's financial statements or the notes thereto, but would be considered as a notational or memorandum account of the Bank, and would be maintained in accordance with the rules, regulations and policy of the Office of Thrift Supervision except that such rules would be administered by the Federal Reserve Board, and any other rules and regulations adopted by the Federal Reserve Board. If the Mutual Company converts to stock form in the future, any waived dividends would reduce the percentage of the converted company's shares of Common Stock issued to Minority Stockholders in connection with any such transaction.

      The Mutual Company has not to date waived dividends declared by the Company. If the Mutual Company decides that it is in its best interest to waive a particular dividend to be paid by the Company, and the Federal Reserve Board approves such waiver, then the Company would pay such dividend only to Minority Stockholders, and the amount of the dividend waived by the Mutual Company would be treated in the manner described above. The Mutual Company's decision as to whether or not to waive a particular dividend, if such waiver is approved by the Federal Reserve Board, depends on a number of factors, including the Mutual Company's capital needs, the investment alternatives available to the Mutual Company as compared to those available to the Company, and regulatory approvals. There can be no assurance (i) that the Mutual Company will waive dividends paid by the Company, (ii) that the Federal Reserve Board will approve any dividend waivers by the Mutual Company or (iii) of the terms that may be imposed by the Federal Reserve Board on any dividend waiver.

      Conversion of the Mutual Company to Stock Form. New York law, regulations of the Department and the Plan of Reorganization permit the Mutual Company to convert from the mutual to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of trustees has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, the Mutual Company would merge with and into the Bank or the Company, with the Bank or the Company as the resulting entity, and certain depositors of the Bank would receive the right to subscribe for additional shares of the resulting entity. In a Conversion Transaction, each share of Common Stock outstanding immediately prior to the completion of the Conversion Transaction held by persons other than the Mutual Company would be automatically converted into and become the right to receive a number of shares of Common Stock of the resulting entity determined pursuant to an exchange ratio that ensures that after the Conversion Transaction, subject to the Dividend Waiver and MHC Assets Adjustment described below (if required by the applicable federal banking regulators) and any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the resulting entity issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction also would be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

      The Dividend Waiver and MHC Assets Adjustment would adjust the percentage of the to-be outstanding shares of the resulting entity issued in exchange for minority shares to reflect (i) the aggregate amount of dividends waived by the Mutual Company and (ii) assets, other than Common Stock, held by the Mutual Company. Pursuant to the Dividend Waiver and MHC Assets Adjustment, the percentage of the to-be outstanding shares of the resulting entity issued to Minority Stockholders in exchange for their minority shares (the "Adjusted Minority Ownership Percentage") is equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders multiplied by the Dividend Waiver Fraction. The Dividend Waiver Fraction is equal to the product of (a) a fraction, of which the numerator is equal to the Company's stockholders' equity at the time of the Conversion Transaction less the aggregate amount of dividends waived by the Mutual Company, and the denominator is equal to the Company's stockholders' equity at the time of the Conversion Transaction, and (b) a fraction, of which the numerator is equal to the appraised pro forma market value of the resulting entity in the Conversion Transaction minus the value of the Mutual Company's assets other than Common Stock and the denominator is equal to the appraised pro forma market value of the resulting entity in the Conversion Transaction.

Federal Securities Law

      The Common Stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

      The Company Common Stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, the Bank was in compliance with these reserve requirements.

Community Reinvestment Act

      Under the Community Reinvestment Act, as amended (the "CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating was "outstanding."

      The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.

      The Bank's NYCRA rating as of its latest examination was "outstanding."

Federal Home Loan Bank System

      The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. At June 30, 1999, the Bank had $766,000 of FHLB stock. The dividend yield from FHLB stock was 6.46% at June 30, 1999. No assurance can be given that such dividends will continue in the future at such levels.

      Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

ITEM 2. Properties

      The Bank currently conducts its business through four full-service banking offices. The following table sets forth the Bank's offices as of June 30, 1999. The Bank's current facilities are considered by management to be adequate for the needs of the Bank in the foreseeable future.

                                                                               Net Book Value
                                              Original                        of Property or
                                Leased          Year            Date of          Leasehold
                                  or          Leased or          Lease        Improvements at
     Location                   Owned         Acquired        Expiration       June 30, 1999
     ---------                  ------        ---------       ----------       -------------
                                                                               (In Thousands)
Main Office: (1)
Main & Church Streets            Owned          1963              --          $      623
Catskill, New York  12414

Full Service Branches:
Route 385                        Owned          1974              --                 350
West Coxsackie, NY 12051

Main Street                      Owned          1988              --                 500
Cairo, NY 12413

Route 32                         Owned          1997              --                 176
Greenville, NY 12083

Operations Center:
302 Main Street                  Owned          1999              --                 547
Catskill, NY 12414

----------
(1) Includes adjacent parking lot.

ITEM 3. Legal Proceedings

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. Market for Company's Common Stock and Related Security Holder Matters

      The "Common Stock and Related Matters" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. Selected Financial Data

      The selected financial information for the year ended June 30, 1999 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The "Proposal 1--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is incorporated herein by reference.

ITEM 10. Executive Compensation

      The "Proposal I--Election of Directors" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

      The "Proposal I--Election of Directors" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions

      The "Transactions with Certain Related Persons" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

            (A)   Report of Independent Accountants

            (B)   Consolidated Statements of Condition

            (C)   Consolidated Statements of Operations

            (D)   Consolidated Statements of Changes in Equity

            (E)   Consolidated Statements of Cash Flows

            (F)   Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules

      All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (b) Reports on Form 8-K

            None

      (c) Exhibits

      3.1 Certificate of Incorporation of Greene County Bancorp, Inc. (incorporated herein by reference to the Company's registration statement on SB-2, file No. 333-63681 (the "SB-2"))

      3.2 Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to the Company's SB-2)

      4 Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

      10.1 Employment Agreement with J. Bruce Whittaker (incorporated herein by reference to the Company's SB-2)

      10.2 Employee Stock Ownership Plan (incorporated herein by reference to the Company's SB-2)

      13    Annual Report to Stockholders

      21    Subsidiaries of the Company

      27    EDGAR Financial Data Schedule

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREENE COUNTY BANCORP, INC.

Date: September 21, 1999               By: /s/ J. Bruce Whittaker
                                           -------------------------------------
                                           J. Bruce Whittaker
                                           President and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michelle Plummer                     By: /s/ Walter H. Ingalls
    ----------------------------                 -------------------------------
    Michelle Plummer                             Walter H. Ingalls
    Chief Financial Officer                      Chairman of the Board

Date:  September 21, 1999                    Date:  September 21, 1999

By: /s/ Richard J. Buck                      By: /s/ Raphael Klein
    ----------------------------                 -------------------------------
    Richard J. Buck                              Raphael Klein
    Director                                     Director

Date:  September 21, 1999                    Date:  September 21, 1999

By: /s/ Paul Slutzky                         By: /s/ Anthony Camera, Jr.
    ----------------------------                 -------------------------------
    Paul Slutzky                                 Anthony Camera, Jr.
    Director                                     Director

Date:  September 21, 1999                    Date:  September 21, 1999

By: /s/ David H. Jenkins                     By: /s/ Dennis R. O'Grady
    ----------------------------                 -------------------------------
    David H. Jenkins, DVM                        Dennis R. O'Grady
    Director                                     Director

Date:  September 21, 1999                    Date:  September 21, 1999

By: /s/ Martin C. Smith
    ----------------------------
    Martin C. Smith
    Director

Date:  September 21, 1999