Form 10QSB
period 1999-09-30
GREENE COUNTY BANCORP INC
filed 1999-11-15
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT

                           GREENE COUNTY BANCORP, INC.

        (Exact name of small business issuer as specified in its charter)

                         Commission file number 0-25165

Delaware                                                  14-1809721
-------------                                             ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

302 Main Street, Catskill, New York             12414
-----------------------------------             -----
(Address of principal executive office)         (Zip code)

Registrant's telephone number, including area code: (518)943-2600

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         YES |X|                   NO |_|

As of September 30, 1999 the latest practible date, 2,152,835 shares of the registrant's common stock, $ .10 par value, were issued and outstanding.

                           GREENE COUNTY BANCORP, INC.

INDEX

PART I. FINANCIAL INFORMATION                                               PAGE

     Item 1. Financial Statements

         *Consolidated Statements of Financial Condition                       1
         *Consolidated Statements of Income                                    2
         *Consolidated Statements of Comprehensive Income                      3
         *Consolidated Statements of Changes in Shareholders' Equity           4
         *Consolidated Statements of Cash Flows                                5
         *Notes to Consolidated Financial Statements                           6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7-12

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                13

     Item 2. Changes in Securities and Use of Proceeds                        13

     Item 3. Defaults Upon Senior Securities                                  13

     Item 4. Submission of Matters to a Vote of Security Holders              13

     Item 5. Other Information                                                13

     Item 6. Exhibits and Reports on Form 8-K                                 13

             Signature Page                                                   14

                           Greene County Bancorp, Inc.

                 Consolidated Statements of Financial Condition

                   As of September 30, 1999 and June 30, 1999

                                                                   September 30,       June 30,
                                                                       1999              1999
                                                                    Unaudited

                            ASSETS

Cash and due from banks                                            $   1,688,322    $   2,784,524
Federal funds sold                                                     2,347,070        3,351,222
                                                                   -------------    -------------
    Total cash and cash equivalents                                    4,035,392        6,135,746

Investment securities, at fair value                                  49,816,599       49,662,206
Federal Home Loan Bank stock, at cost                                    765,600          765,600

Loans                                                                 95,459,167       91,829,423
Less:allowance for possible loan losses                                 (827,148)        (791,897)
Unearned origination fees and costs, net                                (245,236)        (239,717)
                                                                   -------------    -------------
Net loans receivable                                                  94,386,784       90,797,809

Premises and equipment                                                 3,673,781        3,513,906
Accrued interest receivable                                            1,178,474        1,130,744
Prepaid expenses and other assets                                        524,699          461,162
Other real estate owned                                                  123,548          176,850
                                                                   -------------    -------------

               Total assets                                        $ 154,504,877    $ 152,644,023
                                                                   =============    =============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing deposits                                      $  10,594,269    $   9,468,291
Interest bearing deposits                                            117,298,459      118,531,180
                                                                   -------------    -------------
   Total deposits                                                    127,892,728      127,999,471

Borrowings FHLB                                                        2,500,000    $          --
Accrued interest and other liabilities                                   420,011          436,874
Accrued income taxes                                                     372,629          285,812
                                                                   -------------    -------------

               Total liabilities                                     131,185,368      128,722,157

Shareholders' Equity
   Common stock, par value $.10 per share; authorized 4,000,000;
      issued and outstanding:  2,152,835 at September 30, 1999,          215,284          195,706
      and 1,957,057 at June 30, 2000
   Additional Paid-In Capital                                          9,968,300        8,202,655
   Retained Earnings                                                  14,791,090       16,354,339
   Accumulated Other Comprehensive Income                               (319,779)        (118,394)
Less: Treasury Stock - shares at costs                                  (639,626)               0
Less: Unearned ESOP shares -  shares at cost                            (695,760)        (712,440)
                                                                   -------------    -------------
               Total shareholders' equity                             23,319,509       23,921,866
                                                                   -------------    -------------

                                                                   -------------    -------------
               Total liabilities and shareholders' equity          $ 154,504,877    $ 152,644,023
                                                                   =============    =============

See notes to consolidated financial statements

                           Greene County Bancorp, Inc.

                        Consolidated Statements of Income

             For the Three Months Ended September 30, 1999 and 1998

                                   (Unaudited)

                                                            1999         1998

Interest income:
    Loans                                                $1,747,258   $1,640,423
    Investment securities                                   613,260      585,227
    Mortgage-backed securities                               74,480       73,396
    Tax free securities                                      85,610       97,681
    Interest bearing deposits and federal funds sold         60,426       88,521
                                                         ----------   ----------
                                                          2,581,034    2,485,248
                                                         ----------   ----------

Interest expense:
     Interest on deposits                                 1,136,848    1,301,881
     Interest on borrowings                                  13,547            0
                                                         ----------   ----------
                                                          1,150,395    1,301,881

               Net interest income                        1,430,639    1,183,367
                                                         ----------   ----------

Less: provision for loan losses                              45,000       45,000
                                                         ----------   ----------

Net interest income after provision for loan losses       1,385,639    1,138,367

Noninterest income:
    Service charges on deposit accounts                      82,920       71,044
    Other operating income                                   76,270       35,248
                                                         ----------   ----------
       Total other income                                   159,190      106,292
                                                         ----------   ----------

Noninterest expense:
    Salaries and employee benefits                          563,891      421,174
    Occupancy expense                                        74,249       71,534
    Equipment and furniture expense                          70,240       54,181
    Service fees                                            142,016       94,979
    Office Supplies                                          28,769       22,674
    Other                                                   303,532      191,772
                                                         ----------   ----------
       Total other expenses                               1,182,697      856,314
                                                         ----------   ----------

              Income before provision for income taxes      362,132      388,345

Provision for income taxes
   Current                                                  129,423      129,817
   Deferred                                                   9,484        9,621
                                                         ----------   ----------
       Total provision for income taxes                     138,907      139,438
                                                         ----------   ----------

             Net income                                  $  223,225   $  248,907
                                                         ==========   ==========

EPS Basic                                                $     0.11

Weighted Average number of shares outstanding             2,058,454

See notes to consolidated financial statements

                           Greene County Bancorp, Inc.

                 Consolidated Statements of Comprehensive Income

             For the Three Months Ended September 30, 1999 and 1998

                                   (Unaudited)

                                                           1999          1998

Net Income                                              $ 223,225      $ 248,907
                                                        ---------      ---------

Unrealized holding gain / (losses) arising
   during the three-months ended September 30,
   1999 and 1998  net of tax benefit (expense)
   of $139,691 and ($231,000), respectively              (201,385)       346,000

                                                        ---------      ---------
Total other comprehensive income (loss)                  (201,385)       346,000

Comprehensive Income                                    $  21,840      $ 594,907
                                                        =========      =========

See notes to consolidated financial statements

                           Greene County Bancorp, Inc.

           Consolidated Statements of Changes in Shareholders' Equity

                   As of September 30, 1999 and June 30, 1999

                                   (Unaudited)

                                                                                                    Accumulated
                                                                    Additional                         Other
                                            Common Stock             Paid-In         Retained      Comprehensive     Treasury
                                         Shares        Amount        Capital         Earnings         Income          Stock
Balance at June 30, 1999                1,957,057    $ 195,706      $8,202,655     $ 16,354,339      ($118,394)

Allocation of 10% stock dividend          195,778       19,578       1,766,896       (1,786,474)

Net Income                                                                              223,225

Change in unrealized gain
  on securities available for
  sale, net of applicable deferred
  income taxes                                                                                        (201,385)
                                                                                                                     (639,626)
Treasury Stock Repurchased

ESOP Shares earned                                                      (1,251)
                                        --------------------------------------------------------------------------------------

Balance at September 30, 1999           2,152,835    $ 215,284      $9,968,300     $ 14,791,090      ($319,779)     ($639,626)
                                        ======================================================================================


                                            Unearned        Total
                                              ESOP       Shareholders'
                                             Shares         Equity

Balance at June 30, 1999                   ($712,440)     $23,921,866

Allocation of 10% stock dividend                                    0

Net Income                                                    223,225

Change in unrealized gain
  on securities available for
  sale, net of applicable deferred
  income taxes                                               (201,385)

Treasury Stock Repurchased                                   (639,626)

ESOP Shares earned                            16,680           15,429
                                           --------------------------

Balance at September 30, 1999              ($695,760)     $23,319,509
                                           ==========================

See notes to consolidated financial statements

                           Greene County Bancorp, Inc.

                      Consolidated Statements of Cash Flows

          For the Three-Month Period Ended September 30, 1999 and 1998

                                                         1999           1998

Net Income                                           $   223,225    $   248,907

Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                          33,000         24,500
    Net (accretion) amortization of security
      premiums and discounts                              12,612         (5,381)
    Provisions for loan losses                            45,000         45,000
    ESOP compensation expense                             16,680             --
    Loss on sale of investments                               --             --
    Loss on sale of other real estate                      7,107            898
    Provision (credit) for deferred income taxes           9,484          9,621
    Net change in unearned loan fees and costs             5,619        (27,852)
    Net change in accrued income taxes                    86,813        182,893
    Net (increase) decrease in accrued
      interest receivable                                (47,730)       (85,731)
    Net (increase) decrease in prepaids
      and other assets                                   (63,537)       (11,985)
    Net (decrease) increase in other liabilities         (26,344)        17,263
                                                     -----------    -----------
          Net cash provided by operating
            activities                                   301,829        363,607
                                                     -----------    -----------

Cash flows from investing activities:
   Proceeds from maturities securities                   500,000      3,100,000
   Proceeds from sale of securities                           --             --
   Purchases of securities                            (2,294,897)    (5,018,624)
   Principal payments on securities                    1,105,736      1,037,863
   Principal payments on mortgage-backed
      securities                                         309,771         89,112
   Purchases of mortgage-backed securities                    --             --
   Proceeds from maturities of mortgage-backed
      securities                                              --             --
   Purchase of FHLB stock                                     --             --
   Proceeds from sale of other real estate                46,195             --
   Net increase in loans receivable                   (3,629,744)    (2,214,542)
   Purchases of premises and equipment                  (192,875)         1,798
                                                     -----------    -----------
          Net cash used by investing activities       (4,155,814)    (3,004,393)
                                                     -----------    -----------

Cash flows from financing activities
    Borrowings from FHLB                               2,500,000             --
    Purchase of common stock for treasury               (639,626)            --
    Net increase in deposits                            (106,743)       504,449
                                                     -----------    -----------
          Net cash provided by financing
            activities                                 1,753,631        504,449
                                                     -----------    -----------

Net decrease in cash and cash equivalents             (2,100,354)    (2,136,337)

Cash and cash equivalents at beginning
    of period                                          6,135,746      8,272,083
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 4,035,392    $ 6,135,746
                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements

Green County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 1999 and 1998

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, The Bank of Greene County (the "Bank"). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles ( GAAP ) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or areconsistent with the audited financial statements incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented have been included. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.

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

(2) REORGANIZATION AND STOCK OFFERING

      Greene County Bancorp, Inc. is a Delaware corporation organized in December 1998 by The Bank of Greene County in connection with the conversion of the Bank from a New York chartered mutual savings bank to a New York chartered stock savings bank and reorganization to a two-tiered mutual holding company. The Company was formed for the purpose of acquiring all of the capital stock of the Bank upon completion of the reorganization. As part of the reorganization, the Company issued approximately 44.5% of the shares of its common stock to eligible depositors of the Bank and the Bank's Employee Stock Option Plan (the "ESOP") and issued approximately 53.5% of the Company's shares of common stock to Greene County Bancorp, MHC (the "MHC"), a New York state-chartered mutual holding company. Concurrent with the close of the offering, the remaining 2% of the Company's shares of common stock were issued to The Bank of Greene County Charitable Founding (the "Foundation"). The reorganization and offering were completed on December 30, 1998. Prior to that date, the Company had no assets and no liabilities. The financial statements presented for periods prior to the reorganization are for the Bank as the predecessor entity to the Company.

      Completion of the offering resulted in the issuance of 1,957,057 shares of common stock, 1,047,560 shares (53.5%) of which were issued to the MHC, 871,082 shares (44.5%) of which were sold to eligible depositors of the Bank and issued to the Bank's ESOP, and 38,415 shares (2%) of which were issued to the Foundation, at $10.00 per share. Costs related to the offering, primarily marketing fees paid to investment banking firms, professional fees, registration fees, and printing and mailing costs, were $694,211; the net proceeds of the offering excluding these costs amounted to $8,016,709. The Bank's ESOP acquired 36,380 shares at issuance and purchased an additional 36,380 shares in the open market after the initial public offering.

(3) EARNINGS PER SHARE

      Earnings per share on common stock are computed using the weighted average number of shares of common stock outstanding for the period. The Company adopted Financial Accounting Standard No. 128 for the three months ended September 30, 1999.

      In calculating the weighted average number of shares outstanding, the result of the stock dividend and stock repurchase programs were taken into account. The Board of Directors approved a 10% stock dividend on July 6, 1999, for shareholders of record July 26, 1999, effective August 9, 1999. As a result of the stock dividend, 195,778 new shares were issued bringing the total number of shares issued and outstanding to 2,152,835. Shareholders that would have received a fractional share as a result of the dividend were rounded up to the next whole number. The Board of Directors also approved on July 6, 1999, a stock repurchase program whereby the Company may repurchase up to 107,638 shares, or approximately 5% of the Company's outstanding shares. As of September 30, 1999 the Company had repurchased 65,400 shares for $639,626 for an average cost of $9.78. The weighted average number of shares outstanding during the period was 2,051,329. The earnings per share amounted to $0.11 for the three month period ending September 30, 1999.

(4) IMPACT OF NEW ACCOUNTING STANDARDS

      FASB Statement on Derivatives and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and, accordingly, will be adopted by the Company in the fiscal year beginning on July 1, 2000. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to begin such activities. Accordingly, SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      General

            This quarterly report on Form 10-QSB contains forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the "words"' "believes", "anticipates", " plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Bank's lending area, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Comparison of Financial Condition at September 30, 1999 and June 30, 1999

            Total assets increased to $154.5 million at September 30, 1999 from $152.6 at June 30, 1999, an increase of $1.9 million, or 1.3%. The growth in assets was primarily due to the growth in the net loan portfolio, which grew to $94.3 million at September 30, 1999, as compared to $90.8 million at June 30, 1999, an increase of $3.5 million or 3.9%. The conventional fixed rate mortgage loan portfolio increased from $57.0 million at June 30, 1999, to $60.5 million at September 30, 1999, representing an increase of $3.5 million or 6.1%. The bi-weekly fixed rate mortgages and construction mortgages also increased approximately $500,000 and $400,000 to $3.5 million and $2.0 million, respectively. The installment loan portfolio also showed a net increase for the three months of $105,000 or 2%. These increases in the loan portfolio were offset primarily by a decrease of $500,000 or 3.7% between June 30 and September 30, 1999, in adjustable rate loans. The demand for the Bank's primarily fixed-rate mortgage loan products in the relatively low interest rate environment during the time period was the primary factor contributing to the increase in the net loan portfolio. The increasing rate environment experienced at the end of the quarter is expected to cause a slow down for loan demand in the near future.

            Total cash and cash equivalents including federal funds sold decreased by $2.1 million, or 34.2% to $4.0 million, between June 30, 1999 and September 30, 1999. The reason for the decrease in cash was funding required to meet the increased loan demand.

            The overall investment portfolio increased to $49.8 million from $49.7 million between September 30 and June 30, 1999. The increase was the net result of purchases of US Agency Bonds totaling $1.9 million, principal pay downs of $1.3 million and the maturity of a US Agency Bond for $500,000. Consequently, the portfolio mix remained relatively consistent during the three-month time frame. Corporate bonds at September 30, 1999, amounted to $11.9 million or 23.9%, US agency bonds were $11.2 million or 22.5%, tax free municipal bonds totaled $10.5 million or 21.1%, and asset-backed securities represent $7.6 million or 15.3% of the investment portfolio. The remaining 17.2% of the portfolio is composed of US Government bonds and other investment securities.

            Premises and equipment increased from $3.5 million at June 30, 1999, to $3.7 million at September 30, 1999, an increase of $0.2 million, or 5.7%. The most significant item contributing to this increase was initial expenses incurred in the construction of the new Tannersville office that is expected to open for business in the spring of 2000.

            Total deposits amounted to $127.9 million as June 30 and September 30, 1999. It should be noted that there was a shift in the deposit base of $1.2 million to non-interest bearing accounts from interest bearing accounts. Management believes that this shift was the result of customers preparing to pay property taxes due in early October. There was little change in the level of certificate accounts between June 30 and September 30, 1999. For the quarter ended June 30, 1999 and September 30, 1999, certificate accounts represented $52.1 million and $53.0 million, respectively, or approximately 41.0% of the deposit base.

            In September 1999, the Bank of Greene County borrowed $2.5 million at a rate of 6.82%, maturing in September 2004, from the Federal Home Loan Bank. These funds were used to meet continuing loan demand and in an attempt to lock in a rate of return on a portion of the loan portfolio.

            Stockholders' equity decreased from $23.9 million at June 30, 1999 to $23.3 million at September 30, 1999 representing a decrease of $0.6 million or 2.5%. The decrease was primarily the result of the repurchase of 65,400 shares of treasury stock costing $639,626. Net income of $223,225 was offset by unrealized losses on the investment portfolio. The unrealized losses amounted to $319,779 at September 30, 1999, compared to the unrealized losses of $118,394 at June 30, 1999. Management believes these losses will continue to remain unrealized and do not believe they reflect impairment in the investment portfolio.

      Non-Accrual Loans and Non-Performing Assets

            The following table sets forth information regarding non-accrual loans and non-performing assets:

                                        At September 30, 1999   At June 30, 1999
                                                 (Dollars in Thousands)
Nonaccruing loans:
  One- to four- family                          $ 361                 $ 487
  Commercial real estate                          133                   166
  Consumer                                         11                    15
  Commercial business                              --                    --

   Total                                          505                   668

Foreclosed assets:
  One- to four-family                              --                    53
  Multi-family                                     --                    --
  Nonfarm, nonresidential properties              124                   124

   Total                                        $ 124                 $ 177

Total non-performing assets                     $ 629                 $ 845
Total as a percentage of total assets            0.41%                 0.56%

            During the three months ended September 30, 1999, there were $13,000 in charge-offs and $3,000 in recoveries of loans previously charged-off. As a result of these charge-offs and recoveries, and the allocation of additional funds to the loan loss reserve, the balance of the allowance for loan losses at September 30, 1999 increased to $827,000 from $792,000 at June 30, 1999. The ratio of the net charge-offs to average loans outstanding during the three months ended September 30, 1999, was less than one percent.

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

      Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

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

            The Company reported net income of $223,225 for the three months ended September 30, 1999 compared to net income of $248,907 for the three months ended September 30, 1998. Earnings per share as of September 30, 1999 amounted to $0.11 based on the weighted average number of shares outstanding for the period between July 1, 1999 and September 30, 1999 of 2,058,454. The calculation of the weighted number of shares considers the stock dividend as effective retroactive to the beginning of the period and any prior EPS amounts are recalculated based on the calculated level outstanding. However, EPS data is not provided for the period ended September 30, 1998 since the Company was not publicly traded until December 30, 1998.

            Interest Income. Total interest income increased to $2,581,034 for the three months ended September 30, 1999 from $2,485,248 for the three months ended September 30, 1998, an increases of $95,786 or 3.9%. The increase was due primarily to an increase of $11.4 million, or 8.3%, in the average balance of interest earning assets for the three months ended September 30, 1999, notwithstanding a decrease in the average yield on such assets to 6.96% for the period from 7.26% for the earlier-year period. The increase in the average balance of interest-earning assets reflected primarily the deployment of the net proceeds of the initial public offering that raised approximately $8.0 million of new capital in December 1998. The reduced yields on such assets reflected the declining market interest rate environment over the past year, as the proceeds of loan payoffs, called investment securities and the offering were deployed into lower-yielding investments. The Company's interest rate spread (the difference between yields earned on interest-earning assets and rates paid on deposits and borrowings) increased to 3.45% for the three months ended September 30, 1999 from 3.12% for the three months ended September 30, 1998. The net yield on average interest earning assets also improved from 3.46% for the three-month period ended September 30, 1998, 3.86% for the same time frame in 1999. Management successfully lowered the cost of funds on all categories of deposits for the three month period ended September 30, 1999, compared to the same period in 1998. The average savings and escrow rate decreased from 3.49% to 3.08%, the average demand or NOW rate decreased from 1.01% to 0.85% and the average certificate account rate decreased from 5.62% to 4.87%. However, management has incurred a new cost of funds in the borrowing from the FHLB and believes that a compression of the net interest rate spread could occur in the future.

            Interest Expense. Total interest expense decreased to $1,150,000 for the three months ended September 30, 1999 from $1,302,000 for the three months ended September 30, 1998. The decrease reflected primarily a decrease of 63 basis points in the rate paid on interest bearing liabilities despite an increase of $5.0 million or 3.9% in the average balance of such interest bearing liabilities for the period ended September 30, 1999 as compared to September 30, 1998. One component of the increase in the average balance of interest bearing liabilities was the borrowing of $2.5 million from FHLB. The average balance of savings and escrow accounts increased from $55.1 million to $58.9 million despite a decrease in the rate paid of 41 basis points. Demand and NOW accounts average balances increased from $14.9 million for the three-month period ended September 30, 1998 to $18.2 million for the three-month period ended September 30, 1999 despite a decrease in rate of 16 basis points paid on such liabilities.

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

            The Company's provision for loan losses remained $45,000 for both the three-month periods ended September 30, 1998 and 1999.

            Non-Interest Income. Non-interest income consists primarily of fee income for Bank services. Non-interest income increased to $159,000 for the three months ended September 30, 1999 from $106,000 for the three months ended September 30, 1998. Contributing to the increase were service charges on deposits as the average balance of such deposits increased. The Bank has also initiated efforts to generate more fee income, for example charging a foreign account holder for use of the ATM machines.

            Non-Interest Expense. Total non-interest expense increased by $326,000, or 38.1%, to $1,183,000 for the three months ended September 30, 1999 from $856,000 for the three months ended September 30, 1998. The increase in the non-interest expense was due to the costs associated with several new staff positions including the position of Chief Financial Officer, and new expenses associated with ESOP. Legal, audit and accounting fees have also increased as a result of the enhanced filing requirements for a publicly traded company.

            Income Taxes. The Company reported a tax expense of $138,907 for federal and franchise taxes for the three months ended September 30, 1999, compared to an expense of $139,438 for such taxes for the three months ended September 30, 1998.

      Liquidity

            The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and debt securities and a line of credit available as needed. In December 1998, $8.0 million of net proceeds from the offering added significantly to the funds available to the Company for use in conducting its business. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

            During the past few years, the combination of generally low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities has resulted in little growth or a net decline in deposits in certain time periods. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. The Company experienced no change in the overall level of deposits when comparing September 30, 1998 to September 30, 1999.

            Loan commitments totaled $3.5 million at September 30, 1999. The Company anticipates that it will have sufficient funds available to meet current loan commitments, but is considering further borrowings from the FHLB.

            The Company's most liquid assets are cash and due from banks and federal funds sold. At September 30, 1999, such assets amounted to $4.0 million, or 2.6% of total assets. Management also holds all investment securities as available for sale and could consider the sale of securities as an option if liquidity was needed.

            In efforts to accommodate potential demand for cash as a result of the Year 2000 management has begun increasing levels of vault cash available at each of the branches.

            Stockholders' equity decreased from $23.9 million at June 30, 1999 to $23.3 million at September 30, 1999 representing a decrease of $0.6 million or 2.5%. The Company is required to meet various minimum amounts and ratios of total and Tier I Capital ( as defined in the regulations) to risk-weighted assets (as defined), and

      Tier I Capital (as defined) to average assets (as defined). As of September 30, 1999, the Company had total capital of $24.5 million or 27.0% of risk-weighted assets, Tier I Capital of $23.7 million or 26.0% of risk-weighted assets, and Tier I Capital of $23.7 million or 15.0% of average assets. At September 30, 1999, the Company exceeded all regulatory capital requirements.

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

Capability of the Bank's Data Processing to Accommodate the Year 2000

      Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing. There is concern that on January 1, 2000 computers will be unable to "read" the new year and as a consequence, there may be widespread computer malfunctions. The Company uses an outside data processing servicer. Management developed a formal written plan to resolve any concern about the year 2000 issue and focused on the computer applications and hardware to ensure that they will be able to read the year 2000. Testing of mission-critical systems was completed, as well as overall testing, and all applications which were not expected to be "Y2K Ready" have been upgraded to compliant versions, and re-tested. The Company, in its assessment phase, recognized that a large percentage of the hardware was not upgradable and had to be replaced. All hardware replacement and contingency plans were completed during the second calendar quarter of 1999.

      The Company has contacted each of its data processing vendors to ensure that they will be able to provide service in light of the year 2000 issue. Direct testing with those vendors was performed whenever participation was available. Such vendors have represented to management that they are addressing the year 2000 issue and they expect to be able to provide the services for which the Company has contracted. Management receives regular reports and documentation of the efforts of the vendors and will continue to monitor this issue, reporting to the Board of Directors on a quarterly basis. In considering the year 2000 readiness of the Company's major borrowers, management first determined that no borrower currently has been extended credit exceeding 10% of the Company's capital. Management has also contacted the Company's larger borrowers, and has received assurance that date sensitivity is not an issue with such borrowers.

      Finally, management has evaluated the date sensitivity of the Company's non-information technology, such as utilities and its components (including elevators, heating/air conditioning systems, alarms and video equipment). These utilities and components are either not computer-driven or are expected to function normally after year 2000.

      Costs related to the year 2000 issue have been expensed as they have been incurred, except for the costs, if any, for new hardware purchased, which has been capitalized. Management budgeted $200,000 for updating its hardware and software systems to ensure compliance. Other than this budgeted expenditure, management does not expect additional material costs to be incurred in connection with the year 2000 issue.

      The costs of the project are based on management?s best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no guarantee that the systems of other companies on which the Company?s systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company?s systems, would not have a material adverse effect on the Company.

      GREENE COUNTY BANCORP, INC.

      PART II. OTHER INFORMATION

        Item 1.   Legal Proceedings
                The Company is not engaged in any material legal proceedings at the present time.

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

Greene County Bancorp, Inc.

Date:  November 15, 1999


By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer


Date:  November 15, 1999


By: /s/ Michelle Plummer

Michelle Plummer
Chief Financial Officer