Form 10QSB
period 1999-12-31
GREENE COUNTY BANCORP INC
filed 2000-02-14
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT

                           GREENE COUNTY BANCORP, INC.

        (Exact name of small business issuer as specified in its charter)

                         Commission file number 0-25165

       Delaware                         14-1809721
--------------------------------        ----------------------------------------
(State or other jurisdiction            (I.R.S. Employer  Identification Number)
of incorporation or organization)

302 Main Street, Catskill, New York         12414
-----------------------------------         -----
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

      YES |X| NO |_|

As of February 14, 2000, the latest practicable date, 1,976,727 shares of the registrant's common stock, $ .10 par value, were issued and outstanding.

                          GREENE COUNTY BANCORP, INC.

INDEX

PART  I.   FINANCIAL INFORMATION                                            PAGE

     Item 1.  Financial Statements

         *Consolidated Statements of Financial Condition                       1
         *Consolidated Statements of Income                                    2
         *Consolidated Statements of Comprehensive Income                      3
         *Consolidated Statements of Changes in Shareholders' Equity           4
         *Consolidated Statements of Cash Flows                                5
         *Notes to Consolidated Financial Statements                           6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8-15

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                                             16

      Item 2.   Changes in Securities and Use of Proceeds                     16

      Item 3.   Defaults Upon Senior Securities                               16

      Item 4.   Submission of Matters to a Vote of Security Holders           16

      Item 5.   Other Information                                             16

      Item 6.   Exhibits and Reports on Form 8-K                              16

                Signature Page                                                17

                           Greene County Bancorp, Inc.
                 Consolidated Statements of Financial Condition

                    As of December 31, 1999 and June 30, 1999

                                                              December 31, 1999  June 30, 1999
                                                                 (Unaudited)
ASSETS
Cash and due from banks                                         $   5,884,217    $   2,784,524
Federal funds sold                                                  4,595,071        3,351,222
                                                                -------------    -------------
    Total cash and  cash equivalents                               10,479,288        6,135,746

Investment securities, at fair value                               46,369,620       49,662,206
Federal Home Loan Bank stock, at cost                                 765,600          765,600

Loans                                                              98,101,885       91,829,423
Less: Allowance for possible loan losses                             (836,784)        (791,897)
Less: Unearned origination fees and costs, net                       (262,837)        (239,717)
                                                                -------------    -------------
    Net loans receivable                                           97,002,264       90,797,809

Purchased mortgage servicing rights                                 1,200,363               --
Premises and equipment                                              4,145,998        3,513,906
Accrued interest receivable                                         1,152,517        1,130,744
Prepaid expenses and other assets                                     756,664          461,162
Other real estate owned                                               123,548          176,850
                                                                -------------    -------------

               Total Assets                                     $ 161,995,862    $ 152,644,023
                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                   $  10,235,812    $   9,468,291
Interest bearing deposits                                         117,853,071      118,531,180
                                                                -------------    -------------
    Total deposits                                                128,088,883      127,999,471

Borrowings FHLB                                                    10,000,000               --
Accrued interest and other liabilities                                391,957          436,874
Accrued income taxes                                                  346,629          285,812
                                                                -------------    -------------

                Total Liabilities                                 138,827,469      128,722,157
                                                                -------------    -------------

Shareholders' Equity
Common stock, par value $.10 per share; authorized 4,000,000;
    Issued and outstanding: 2,058,035 at December 31, 1999,
    and 1,957,057 at June 30, 1999                                    215,284          195,706
Additional Paid-In Capital                                          9,966,948        8,202,655
Retained Earnings                                                  15,043,460       16,354,339
Accumulated Other Comprehensive Income                               (472,018)        (118,394)
Less: Treasury Stock, shares at cost                                 (906,201)              --
Less: Unearned ESOP shares, at cost                                  (679,080)        (712,440)
                                                                -------------    -------------

               Total shareholders' equity                          23,168,393       23,921,866

               Total liabilities and shareholders' equity       $ 161,995,862    $ 152,644,023
                                                                =============    =============

See notes to consolidated financial statement

                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)

      For the Three months and Six Months Ended December 31, 1999 and 1998

                                                Three Months Ended            Six Months Ended
                                                    December 31,                December 31,
                                               1999           1998           1999          1998
                                            -----------    -----------    -----------   -----------
Interest income:
  Loans                                     $ 1,809,238    $ 1,652,020    $ 3,556,496   $ 3,292,444
  Investment securities                         534,226        554,610      1,109,444     1,139,838
  Mortgage-backed securities                     68,341         63,856        142,821       137,252
  Tax free securities                           125,045         97,725        248,698       195,406
  Interest bearing deposits and fed funds        77,598         79,561        138,023       168,082
                                            -----------    -----------    -----------   -----------
         Total interest income                2,614,448      2,447,772      5,195,482     4,933,022

Interest expense:
  Interest on deposits                        1,113,563      1,270,415      2,250,412     2,572,296
  Interest on borrowings                        138,214             --        151,760            --
                                            -----------    -----------    -----------   -----------
         Total interest expense               1,251,777      1,270,415      2,402,172     2,572,296

Net interest income                           1,362,671      1,177,357      2,793,310     2,360,726
                                            -----------    -----------    -----------   -----------

  Less: provision for loan losses                30,000         45,000         75,000        90,000
                                            -----------    -----------    -----------   -----------

Net interest income after provision
  for loan losses                             1,332,671      1,132,357      2,718,310     2,270,726
                                            -----------    -----------    -----------   -----------

Noninterest income:
  Service charges on deposit accounts            93,405         81,092        176,325       152,136
  Other operating income                        140,662         58,324        216,931        93,572
                                            -----------    -----------    -----------   -----------
         Total other income                     234,067        139,416        393,256       245,708

Noninterest expense:
  Salaries and employee benefits                599,272        480,849      1,163,163       902,024
  Contribution expense                               --        484,150             --       484,150
  Occupancy expense                              76,082         60,935        150,331       132,469
  Equipment and furniture expense                63,970         50,963        134,210       105,143
  Service and data processing fees              128,776         98,154        270,792       193,133
  Office supplies                                35,439         27,917         64,208        50,591
  Other operating expense                       322,693        230,632        626,224       422,404
                                            -----------    -----------    -----------   -----------
         Total noninterest expense            1,226,232      1,433,600      2,408,928     2,289,914

      Income(loss) before tax provision         340,506       (161,827)       702,638       226,520

Provision for income taxes
  Current                                        95,111        (68,639)       224,533        70,759
  Deferred                                       (6,974)           746          2,510           787
                                            -----------    -----------    -----------   -----------
Total provision (benefit) for taxes              88,137        (67,893)       227,043        71,546
                                            -----------    -----------    -----------   -----------

Net Income                                  $   252,369    ($   93,934)   $   475,595   $   154,974
                                            ===========    ===========    ===========   ===========

EPS Basic                                   $      0.13                   $      0.24
Weighted average shares outstanding           1,992,258                     2,023,442

See notes to consolidated financial statements

                           Greene County Bancorp, Inc.
                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)
              For the Three Months Ended December 31, 1999 and 1998

                                                            1999           1998

Net income                                             $ 252,369      ($ 93,934)

Other comprehensive loss
Unrealized holding gain(loss) arising
  during the three months ended December 31,
  1999 and 1998, net of tax benefit of
  $114,847 and $62,462, respectively                    (152,239)       (82,800)
                                                       ---------      ---------

Total other comprehensive income (loss)                 (152,239)       (82,800)

Comprehensive income                                   $ 100,130      ($176,734)
                                                       =========      =========

See notes to consolidated financial statements


                           Greene County Bancorp, Inc.
                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)
               For the Six Months Ended December 31, 1999 and 1998

                                                             1999           1998

Net income                                              $ 475,595      $ 154,974

Other comprehensive income (loss)
Unrealized holding gain(loss) arising during
  the six months ended December 31,
  1999 and 1998, net of tax benefit of
  $254,538 and ($141,523), respectively                  (353,624)       187,600
                                                        ---------      ---------

Total other comprehensive income (loss)                  (353,624)       187,600

Comprehensive income                                    $ 121,971        342,574
                                                        =========      =========

See notes to consolidated financial statements

                           Greene County Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)
               For the Six Months Ended December 31, 1999 and 1998

                                                                                         Accumulated
                                        Common                 Additional                   Other
                                        Shares     Stock       Paid - In     Retained    Comprehensive  Treasury
                                        Issued     Amount       Capital      Earnings       Income       Stock
Balance at June 30, 1998                                                    $ 15,487,922   $ 242,400

Net proceeds from sale of
  Common stock                        1,918,642    191,864      7,992,065

Issuance of common stock to
Charitable Foundation                    38,415      3,842        380,308

Capital contribution to
Greene County Bancorp, MHC                                                        (1,000)

ESOP shares acquired

Net income                                                                       154,974

Change in unrealized gain on
 securities available for sale,
 net of applicable deferred
 income taxes                                                                                187,600

                                      ---------   --------   ------------    -----------   ---------   ---------
Balance at December 31, 1998          1,957,057   $195,706   $  8,372,373    $15,641,896   $ 430,000          --
                                      =========   ========   ============    ===========   =========   =========

Balance at June 30, 1999              1,957,057   $195,706   $  8,202,655    $16,354,339   ($118,394)         --

Stock dividend                          195,778     19,578      1,766,896     (1,786,474)

ESOP shares earned                                                 (2,603)

Treasury stock repurchased              (94,800)                                                        (906,201)

Net income                                                                       475,595

Change in unrealized gain(loss)
 on securities available for
 sale, net of applicable
 deferred income taxes                                                                      (353,624)

                                      ---------   --------   ------------    -----------   ---------   ---------
Balance at December 31, 1999          2,058,035   $215,284   $  9,966,948    $15,043,460   ($472,018)  ($906,201)
                                      =========   ========   ============    ===========   =========   =========

                                     Unearned          Total
                                       ESOP       Shareholders'
                                      Shares          Equity
Balance at June 30, 1998                          $ 15,730,322

Net proceeds from sale of
  Common stock                                       8,183,929

Issuance of common stock to
Charitable Foundation                                  384,150

Capital contribution to
Greene County Bancorp, MHC                              (1,000)

ESOP shares acquired                   (363,800)      (363,800)

Net income                                             154,974

Change in unrealized gain on
 securities available for sale,
 net of applicable deferred
 income taxes                                          187,600

                                   ------------   -------------
Balance at December 31, 1998       ($   363,800)  $ 24,276,175
                                   ============   =============

Balance at June 30, 1999           ($   712,440)  $ 23,921,866

Stock dividend                                              --

ESOP shares earned                       33,360         30,757

Treasury stock repurchased                            (906,201)

Net income                                             475,595

Change in unrealized gain(loss)
 on securities available for
 sale, net of applicable
 deferred income taxes                                (353,624)

                                   ------------   -------------
Balance at December 31, 1999       ($   679,080)  $ 23,168,393
                                   ============   =============

See notes to consolidated financial statements

                           Greene County Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
               For the Six Months Ended December 31, 1999 and 1998

                                                                                      1999            1998
Net Income                                                                      $    475,595    $    154,974

Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                                    120,000         103,500
     Net (accretion) amortization of premiums and discounts                           62,851         (46,233)
     Provisions for loan losses                                                       75,000          90,000
     Contribution expense                                                                 --         384,150
     ESOP compensation expense                                                        30,858              --
     Loss on sale of investments                                                          --          34,298
     Loss on sale of other real estate                                                 7,107              --
     Provision (benefit) for deferred income taxes                                    11,994        (167,000)
     Net change in unearned loan fees and costs                                       23,120          40,953
     Net increase in accrued income taxes                                             60,817              --
     Net (increase) decrease in accrued interest receivable                          (21,773)         34,292
     Net increase in prepaid and other assets                                        (75,054)       (113,160)
     Net decrease in other liabilities                                               (44,917)        (60,332)
                                                                                ------------    ------------
          Net cash provided by operating activities                                  725,598         455,442

Cash flows from investing activities:
     Proceeds from maturities and zero coupon                                      2,455,312       8,167,026
     Purchases of securities and mortgage servicing rights                        (3,612,288)     (6,107,546)
     Principal payments on securities                                              2,155,603       1,041,714
     Principal payments on mortgage-backed securities                                577,503       1,128,736
     Proceeds from sale of other real estate                                          46,195              --
     Net increase in loans receivable                                             (6,435,500)     (4,610,834)
     Purchases of premises and equipment                                            (752,092)       (267,495)
                                                                                ------------    ------------
          Net cash used by investing activities                                   (5,565,267)       (648,399)

Cash flows from financing activities:
     Borrowings from FHLB                                                         10,000,000              --
     Purchases of treasury stock                                                    (906,201)             --
     Proceeds from issuance of common stock                                               --       8,184,000
     Purchase of unallocated ESOP shares                                                  --        (363,800)
     Net increase in deposits                                                         89,412       1,911,298
                                                                                ------------    ------------
          Net cash provided by financing activities                                9,183,211       9,731,498

Net increase in cash and cash equivalents                                          4,343,542       9,538,541

Cash and cash equivalents at beginning of period                                   6,135,746       8,272,083
                                                                                ------------    ------------

Cash and cash equivalents at end of period                                      $ 10,479,288    $ 17,810,624
                                                                                ============    ============

Cash paid during period for:
     Interest                                                                   $  2,244,059    $  2,577,000
     Income taxes                                                               $    166,227    $    172,000
Non-cash investing activities:
     Foreclosed loans transferred to other real estate                          $     53,302    $         --

See notes to consolidated financial statements

Greene County Bancorp, Inc
Notes to Consolidated Financial Statements
As of and for the Three and Six Months Ended December 31, 1999 and 1998

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, The Bank of Greene County (the "Bank"). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented have been included. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.

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

(2) REORGANIZATION AND STOCK OFFERING

      Greene County Bancorp, Inc. is a Delaware corporation organized in December 1998 by The Bank of Greene County in connection with the conversion of the Bank from a New York chartered mutual savings bank to a New York chartered stock savings bank and reorganization to a two-tiered mutual holding company. The Company was formed for the purpose of acquiring all of the capital stock of the Bank upon completion of the reorganization. As part of the reorganization, the Company issued approximately 44.5% of the shares of its common stock to eligible depositors of the Bank and the Bank's Employee Stock Ownership Plan (the "ESOP") and issued approximately 53.5% of the Company's shares of common stock to Greene County Bancorp, MHC (the "MHC"), a New York state-chartered mutual holding company. Concurrent with the close of the offering, the remaining 2% of the Company's shares of common stock were issued to The Bank of Greene County Charitable Foundation (the "Foundation"). The reorganization and offering were completed on December 30, 1998. Prior to that date, the Company had no assets and no liabilities. The financial statements presented for periods prior to the reorganization are for the Bank as the predecessor entity to the Company.

      Completion of the offering resulted in the issuance of 1,957,057 shares of common stock, 1,047,560 shares (53.5%) of which were issued to the MHC, 871,082 shares (44.5%) of which were sold to eligible depositors of the Bank and issued to the Bank's ESOP, and 38,415 shares (2%) of which were issued to the Foundation, at $10.00 per share. Costs related to the offering, primarily marketing fees paid to an investment banking firm, professional fees, registration fees, and printing and mailing costs, were $694,211; the net proceeds of the offering excluding these costs amounted to $8,016,709. The Bank's ESOP acquired 36,380 shares at issuance and purchased an additional 36,380 shares in the open market after the initial public offering.

(3) EARNINGS PER SHARE

      Earnings per share on common stock are computed using the weighted average number of shares of common stock outstanding for the period. The Company adopted Financial Accounting Standard No. 128 for the three and six months ended December 31, 1999.

      In calculating the weighted average number of shares outstanding, the result of a stock dividend, stock repurchase program, and unallocated ESOP shares were taken into account. The Board of Directors approved a 10% stock dividend on July 6, 1999, for shareholders of record July 26, 1999, effective August 9, 1999. As a result of the stock dividend, 195,778 new shares were issued bringing the total number of shares issued to 2,152,835. Shareholders that would have received a fractional share as a result of the dividend were rounded up to the next whole number. The Board of Directors also approved on July 6, 1999, a stock repurchase program whereby the Company may repurchase up to 107,638 shares, or approximately 5% of the Company's outstanding shares. As of December 31, 1999, the Company had repurchased 94,800 shares for $906,201 at an average cost of $9.56. At December 31, 1999, 11,528 shares of the 80,036 shares of common stock in the ESOP were outstanding and allocated to employees leaving 68,508 unallocated. Consequently, 2,058,035 shares were outstanding as of December 31, 1999. The weighted average number of shares outstanding during the three-month period ended December 31, 1999 was 1,999,258. The earnings per share amounted to $0.13 for the three-month period ended December 31, 1999. The weighted average number of shares outstanding during the six-month period ended December 31, 1999 was 2,023,442. The earnings per share amounted to $0.24 for the six-month period ended December 31, 1999. Basic and diluted EPS were the same for both time periods.

(4) LOAN SERVICING RIGHTS

      The Bank adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues using a method which approximates the interest method. Impairment of loan servicing rights is assessed based on fair values of those rights. For purposes of measuring the impairment, the rights are stratified based on loan types, interest and prepayment rates and other risk characteristics of the underlying loans.

      The Bank evaluates the carrying value of the servicing portfolio by estimating the future net servicing income of the portfolio based on management's best estimate of remaining loan lives.

(5) IMPACT OF NEW ACCOUNTING STANDARDS

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

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      General

            This quarterly report on Form 10-QSB contains forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the "words"' "believes", "anticipates", " plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Bank's lending area, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Comparison of Financial Condition at December 31, 1999 and June 30, 1999

            Total assets increased to $162.0 million at December 31, 1999 from $152.6 at June 30, 1999, an increase of $9.4 million, or 6.2%. The growth in assets was primarily due to increases in the net loan portfolio, cash positions and an investment in mortgage servicing rights. The growth in assets was funded with capital raised during the initial public offering and borrowings from the Federal Home Loan Bank.

            The net loan portfolio amounted to $97.0 million at December 31, 1999, as compared to $90.8 million at June 30, 1999, an increase of $6.2 million or 6.8%. The most significant growth was in the conventional fixed rate real estate mortgage portfolio that increased by $5.8 million to $62.8 million at December 31, 1999 as compared to $57.0 million at June 30, 1999. Increases in bi-weekly fixed rate mortgages of $1.2 million and residential construction mortgages of $0.6 million offset decreases in the adjustable rate mortgages of $1.7 million for the period between June 30,1999 and December 31, 1999, reflecting the overall decreased demand for adjustable rate loan products in the current low but rising market interest rate environment. The addition of a mortgage originator has contributed to the continued strength in loan demand despite the rising rate environment.

            Total cash and cash equivalents including federal funds sold amounted to $10.5 million at December 31, 1999, an increase of $4.4 million or 72.1% over the $6.1 million at June 30, 1999. The Bank held the additional cash for liquidity purposes in order to support any excess cash demands had they arisen in connection with the turn of the millennium.

            The investment portfolio totaled $46.4 million at December 31, 1999 as compared to $49.7 at June 30, 1999, representing a $3.3 million, or 6.6%, decrease. The decrease is a net result of principal payments of $2.7 million, maturities of $2.5 million, purchases of $2.4 million and an increase in unrealized losses of $0.6 million as well as accretion and amortization. The portfolio mix remained consistent with US Treasuries and government agencies representing 25.7%, state and political subdivisions representing 22.6%, asset-backed securities representing 14.2%, and corporate debt representing 25.3% of the portfolio at December 31, 1999. At June 30, 1999, US Treasuries and government agencies represented 26.1%, state and political subdivisions represented 20.9%, asset-backed securities represented 17.0%, and corporate debt represented 23.1% of the investment portfolio.

            During October 1999, the Bank participated in a 50% investment at a total cost of $1,231,951 in the servicing rights for loans with outstanding principal balances totaling approximately $179.2 million. This investment is amortized using a method that approximates the interest method. A third-party provider performs the servicing associated with the loans.

            Premises and equipment increased from $3.5 million at June 30, 1999, to $4.1 million at December 31, 1999, an increase of $0.6 million, or 17.1%. The most significant item contributing to this increase was initial expenses incurred in the construction of the new Tannersville office that is expected to open for business in the spring of 2000. Approximately $150,000 of the increase in premises and equipment is additional equipment including a generator for the operations center, ATM juniors for assigning PIN numbers to debit and ATM cards, and other computer equipment.

            Total deposits amounted to $128.1 million at December 31, 1999 only slightly higher than the $128.0 million at June 30, 1999. There was a slight shift from interest bearing to noninterest bearing deposits of approximately $678,000 between December 31, 1999 and June 30, 1999. At June 30, 1999 and December 31, 1999, certificate accounts represented $52.1 million and $51.6 million, respectively, or approximately 40.0% of the deposit base.

            In September 1999, the Bank of Greene County borrowed $2.5 million at a rate of 6.82%, maturing in September 2004, from the Federal Home Loan Bank. In October 1999, the Bank borrowed an additional $2.5 million at a rate of 6.8%, maturing in October 2005, from the Federal Home Loan Bank. An additional $5.0 million was borrowed short-term during October 1999, at a rate of 5.78%, which will mature on February 29, 2000. These funds were used to meet continuing loan demand and in an attempt to lock in a rate of return on a portion of the loan portfolio. The short-term funding was also intended to cover short-term funding requirements and to provide additional liquidity during the Y2K period.

            Stockholders' equity decreased from $23.9 million at June 30, 1999 to $23.2 million at December 31, 1999 representing a decrease of $0.7 million or 2.9%. The decrease was primarily the result of the repurchase of 94,800 shares of treasury stock at a cost of $906,200. Net income of $475,595 for the six-month period was offset by unrealized losses associated with the investment portfolio. The unrealized losses amounted to $472,018 at December 31, 1999, compared to the unrealized losses of $118,394 at June 30, 1999. Management believes these losses will continue to remain unrealized and does not believe they reflect impairment in the investment portfolio. The decrease in Retained Earnings and the corresponding increase in Additional Paid-In Capital of $1,764,293 resulted from of the stock dividend.

      Non-Accrual Loans and Non-Performing Assets

      The following table sets forth information regarding non-accrual loans and non-performing assets:

                                     At December 31, 1999      At June 30, 1999
                                                (Dollars in Thousands)
      Nonaccruing loans:
        One- to four- family                       $453              $487
        Commercial real estate                      130               166
        Consumer                                     41                15
        Commercial business                          --                --

         Total                                      624               668

      Foreclosed assets:
        One- to four-family                          --                53
        Multi-family                                 --                --
        Nonfarm, nonresidential properties          124               124

         Total                                     $124              $177

      Total non-performing assets                  $748              $845
      Total as a percentage of total assets        0.46%             0.56%

            During the six months ended December 31, 1999, there were $33,400 in charge-offs and $3,300 in recoveries of loans previously charged-off. As a result of these charge-offs and recoveries, and the increase to the loan loss reserve, the balance of the allowance for loan losses at December 31, 1999 increased to $837,000 from $792,000 at June 30, 1999. The ratio of the net charge-offs to average loans outstanding during the six months ended December 31, 1999, was less than one percent.

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

      Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998

            GENERAL. The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of residential and commercial real estate loans, consumer loans, securities available for sale, and the interest paid on interest-bearing liabilities, consisting primarily of deposits. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The Company's earnings also are affected by its fees and service charges and gains on sales of loans and securities, as well as its level of operating and other expenses, including salaries and employee benefits, occupancy and equipment costs, data processing expense, marketing and advertising costs, and federal deposit insurance premiums.

            The Company reported net income of $252,369 for the three months ended December 31, 1999, compared to a net loss of $93,934 for the three months ended December 31, 1998. Earnings per share as of December 31, 1999 amounted to $0.13 based on the weighted average number of shares outstanding for the period between October 1, 1999 and December 31, 1999 of 1,992,258. However, EPS data is not provided for the period ended December 31, 1998 since the Company was not a stock company until December 30, 1998, and so the earnings per share calculation for that period is not meaningful.

            INTEREST INCOME. Total interest income increased to $2,614,448 for the three months ended December 31, 1999 from $2,447,772 for the three months ended December 31, 1998, an increase of $166,676 or 6.8%. The increase was due primarily to an increase of $11.6 million, or 8.3%, in the average balance of interest earning assets for the three months ended December 31, 1999, notwithstanding a decrease in the average yield on such assets to 6.93% for the period from 7.03% for the earlier-year period. The reduced yields on such assets reflected the declining market interest rate environment over the past year, as the proceeds of loan payoffs, called investment securities and the offering were deployed into lower-yielding investments. The Company's interest rate spread (the difference between yields earned on interest-earning assets and rates paid on deposits and borrowings) increased to 3.28% for the three months ended December 31, 1999 from 3.08% for the three months ended December 31, 1998. The net yield on average interest earning assets also improved from 3.38% for the three-month period ended December 31, 1998 to 3.61% for the same time frame in 1999. Management successfully lowered the cost of funds for the savings and certificate of deposits accounts for the three-month period ended December 31, 1999, compared to the same period in 1998. The average savings and escrow rate decreased from 3.31% to 3.14% and the average certificate account rate decreased from 5.59% to 4.81% when comparing the three months ended December 1998 to 1999, respectively. However, the progress made in improving yields and decreasing rates was partially offset by additional costs incurred in borrowing from the FHLB. The average rate on the borrowings was 5.53% for the three months ended December 31, 1999.

            INTEREST EXPENSE. Total interest expense decreased to $1,251,777 for the three months ended December 31, 1999 from $1,270,415 for the three months ended December 31, 1998. The decrease reflected primarily a decrease of 29 basis points in the rate paid on interest bearing liabilities despite an increase of $8.5 million or 6.6% in the average balance of such interest bearing liabilities for the period ended December 31, 1999 as compared to December 31, 1998. The most significant component of the increase in the average balance of interest bearing liabilities was the borrowing of $10.0 million from FHLB. The average balance of savings and escrow accounts increased from $54.5 million to $57.7 million but was accompanied by a decrease in the rate paid on such balances of 10 basis points. Demand and NOW accounts average balances remained relatively consistent between December 31, 1999 and 1998. The average balance on certificate accounts decreased from $56.3 million to $51.6 million the average rate paid on such balances decreased 78 basis points from 5.59% to 4.81%.

            PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that is deemed appropriate. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, collateral values, current and anticipated economic conditions, volume and type of lending activities and the level of non-performing and other classified loans. The allowance is based on estimates and the ultimate losses may vary from such estimates. Management of the Company evaluates the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

            The Company's provision for loan losses was decreased to $30,000 for the three month period ended December 31, 1999, as compared to $45,000 for the three-month period ended December 31, 1998.

            NON-INTEREST INCOME. Non-interest income consists primarily of fee income for Bank services. Non-interest income increased to $234,067 for the three months ended December 31, 1999, from $139,416 for the three months ended December 31, 1998, an increase of $94,651 or 67.9%. Contributing to the increase were increased service charges on various deposits amounting to approximately $12,000 in additional income. Merchant card income increased approximately $6,000 for the three-month period ended December 31, 1999 as compared to the same period in 1998. ATM surcharges to non-customer users of the Bank ATM machines amounted to approximately $10,000 for the three months ended December 31, 1999. During 1998 the Bank did not impose any surcharge for ATM usage by non-customers. The Bank also introduced the debit card to Bank customers during the last three months of calendar year 1999 for which it collects a fee from the merchant based on a percentage of the balance purchased. Another item contributing to the level of non-interest income was revenue generated by the purchase of mortgage servicing rights. The Company participated with another institution in the purchase of mortgage servicing rights in October 1999 which contributed approximately $54,000 to non-interest income for the three-month period ended December 31, 1999.

            NON-INTEREST EXPENSE. Total non-interest expense amounted to $1,226,232 for the three months ended December 31, 1999 as compared to $1,433,600 for the three months ended December 31, 1998 for a decrease of $207,368. However, it should be noted that during the three months ended December 31, 1998, $484,150, of expense was associated with the contribution made to the Charitable Foundation at the time of the public offering. The net non-interest expense excluding the Bank's Charitable Foundation contribution for the three-month period was $949,450. Consequently, excluding the expense attributed to the foundation, non-interest expense increased $276,782 for the three-month period ended December 31, 1999 as compared to December 31, 1998. Increases in salaries and other employee benefits contributed $118,423 to the overall increase in noninterest expense. Two senior level positions (Chief Financial Officer and Information Systems Manager) were created and filled during 1999 as well as several teller and customer service positions. Also, charges associated with the new ESOP Plan affected the compensation expense. The service fees associated with bank processing increased by $30,622 for the three-month period ended December 31, 1999 as compared to December 31, 1998. These service fees and data processing fees increased as a result of new services such as Telebank 24/7 and debit cards being offered to Bank customers. Occupancy and equipment expenses increased for the three month period ended December 31, 1999 as compared to the same period during 1998 primarily as a result of the new operations center. Amortization of the purchased mortgage servicing rights for the three-month period ended December 31, 1999 amounted to approximately $35,000 contributing to the increase in non-interest expense.

            INCOME TAXES. The Company reported a tax expense of $88,137 for federal and franchise taxes for the three months ended December 31, 1999, compared to a tax benefit of $67,893 associated with the pre-tax loss of $161,827 reported for the three months ended December 31, 1998.

      Comparison of Operating Results for the Six Months Ended December 31, 1999 and 1998

            GENERAL. The Company reported net income of $475,595 for the six months ended December 31, 1999 compared to net income of $154,974 for the six months ended December 31, 1998. Earnings per share as of December 31, 1999 amounted to $0.24 based on the weighted average number of shares outstanding for the period between July 1, 1999 and December 31, 1999 of 2,023,442. EPS has been adjusted to reflect the 10% stock dividend effective August 9, 1999, stock repurchases of 94,800 throughout the six-month period, and unallocated ESOP shares of 68,508. Additionally, an allocation of 11,528 shares of the 80,036 total shares of ESOP stock was effective on December 31, 1999. It should be noted that net income for the six months ended December 31, 1998, was significantly affected by contribution expense of $484,000 reflecting the Company's contribution to the Charitable Foundation. However, EPS data is not provided for the period ended December 31, 1998 since the Company was not a stock company until December 30, 1998, and so the earnings per share calculation for that period is not meaningful.

            INTEREST INCOME. Total interest income on loans increased to $3,556,496 for the six months ended December 31, 1999, compared to $3,292,444 for the six months ended December 31, 1998, an increase of $264,052 or 8.0%. The increase in interest income can be attributed to an increase of approximately $11.5 million in average loan balances from $83.2 million for the six-month period ended December 31, 1998, to $94.7 million for the period ended December 31, 1999. The effect of an increase in the average loan balances was partially offset by a 41 basis points decrease in the average yield. The decrease in yield was a result of a lowering interest rate environment in the beginning of calendar year 1999. The average balance of total investments including investment securities, mortgage-backed securities, and tax free securities increased $2.4 million for the six month period ended December 31, 1999, as compared to December 31, 1998, with the largest increase in tax exempt balances which contributed to the lower overall average yield. The decrease in the average investment yield was 20 basis points between the six-month period ended December 31, 1998 and 1999.

            INTEREST EXPENSE. Total interest expense decreased to $2,402,172 for the six months ended December 31, 1999, from $2,572,296 for the six months ended December 31, 1998. The decrease reflected a decrease of 46 basis points in the average rate paid on interest bearing liabilities despite an increase of $6.8 million or 5.3% in the average balance of such interest bearing liabilities for the six month period ended December 31, 1999 as compared to December 31, 1998. The most significant component of the increase in the average balance of interest bearing liabilities was the borrowing of $10.0 million from FHLB. The average balance of savings and escrow accounts increased from $54.8 million to $58.3 million but was accompanied by a decrease in the rate paid of 29 basis points. Demand and NOW account average balances increased $1.6 million for the six-month period ended December 31, 1999, as compared to the same period in 1998. The average rate paid on these accounts was consistent when comparing the six-month periods ended December 31, 1999 and 1998. The average balance on certificate accounts decreased from $56.0 million for the six-month period ended December 31, 1998, to $52.3 million for the six-month period ended December 31, 1999. The decrease in average balance was accompanied by a decrease in the average yield of 76 basis points. Also, FHLB borrowings represented a significant new element of interest expense for the six-month period ended December 31, 1999, amounting to $151,760 or 6.0% of total interest expense.

            NET INTEREST INCOME. Net interest income increased $432,584, or 18.3%, for the six-month period ending December 31, 1999, as compared to the same period in 1998. The interest rate spread was 3.11% for the six months ended December 31, 1998 as compared to 3.36% for the six months ended December 31, 1999, helping to enhance the increase in net interest income for the period.

            The Company's provision for loan losses was decreased to $75,000 for the six-month period ended December 31, 1999, as compared to $90,000 for the six-month period ended December 31, 1998.

            NON-INTEREST INCOME. Non-interest income consists of fee income for Bank services and other operating income. Non-interest income increased to $393,256 for the six months ended December 31, 1999, from $245,708 for the six months ended December 31, 1998, an increase of $147,548 or 60.0%. Contributing to the increase were increased service charges on various deposits amounting to approximately $24,000 in additional income, a 15.9% increase. Other operating income increased $123,359 or 132.0% between the six-month periods ended December 31, 1998 and 1999. As stated in the three-month analysis above, several new initiatives were undertaken during the last quarter of fiscal year 1999, which contributed to the increase in other non-interest income. Such activities included charging ATM usage fees to non-bank customers and revenues from purchased mortgage servicing rights. The Bank also introduced the debit card to Bank customers during the last three months of calendar year 1999 for which it collects a fee from the merchant based on a percentage of the balance purchased.

            NON-INTEREST EXPENSE. Total non-interest expense amounted to $2,408,928 for the six months ended December 31, 1999 as compared to $2,289,914 for the six months ended December 31, 1998 for a decrease of $119,014. However, it should be noted that during the six months ended December 31, 1998,

      $484,150, of expense was associated with the contribution made to the Charitable Foundation at the time of the public offering. Non-interest expense, excluding the Charitable Foundation contribution, for the six-month period was $1,805,764 representing an increased of $603,164 for the six-month period ended December 31, 1999 as compared to December 31, 1998. Increases in salaries and other employee benefits contributed $261,139 to the overall increase in noninterest expense. Two senior level positions were created and filled during 1999 as well as several teller and customer service positions. Also, charges associated with the new ESOP Plan affected the compensation expense. The service fees associated with bank processing increased by $77,659 for the six-month period ended December 31, 1999 as compared to December 31, 1998. The service fees charged by the Bank's computer provider increased as a result of new services such as Telebank 24/7 and debit cards being offered to Bank customers, as well as fees associated with testing for Y2K. Occupancy and equipment expenses increased for the six month period ended December 31, 1999 as compared to the same period during 1998 primarily as a result of the new operations center and new equipment associated with computer upgrading. Other items contributing to the increase in other non-interest expense are increased legal and auditing fees as well as other expenses incurred as a result of being a public company such as annual reporting costs and proxy solicitation expenses. The amortization of the purchased mortgage servicing rights is another new item in the non-interest expense category.

            INCOME TAXES. The Company reported a tax expense of $227,043 for federal and franchise taxes for the six months ended December 31, 1999, compared to $71,546 for the six months ended December 31, 1998. A primary item contributing to a difference in the income tax expense is the tax benefit gained as a result of making the contribution to the Charitable Foundation.

      Liquidity

            The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and debt securities and a line of credit available as needed from the FHLB. In December 1998, $8.0 million of net proceeds from the offering added significantly to the funds available to the Company for use in conducting its business. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

            During the past few years, the combination of generally low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities have resulted in little growth or a net decline in deposits in certain time periods. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. The Company experienced insignificant changes in the overall level of deposits when comparing December 31, 1998 to December 31, 1999.

            Loan commitments totaled $1.1 million at December 31, 1999. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

            The Company's most liquid assets are cash and due from banks and federal funds sold. At December 31, 1999, such assets amounted to $10.5 million, or 6.5% of total assets. Management also holds all investment securities as available for sale and could consider the sale of securities as an option if liquidity were needed.

            In efforts to accommodate potential demand for cash as a result of the Year 2000 management significantly increased the levels of vault cash and other very liquid investments such as federal funds sold in order to be prepared for potential customer demand for cash.

            Stockholders' equity decreased from $23.9 million at June 30, 1999 to $23.2 million at December 31, 1999 representing a decrease of $0.7 million or 3.0%. The Company is required to meet various minimum amounts and ratios of total and Tier I Capital ( as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital (as defined) to average assets (as defined). As of December 31, 1999, the Company had total capital of $23.3 million or 26% of risk-weighted assets, Tier I Capital of $22.4 million or 25% of risk-weighted assets, and Tier I Capital of $22.4 million or 14% of average assets. At December 31, 1999, the Company exceeded all regulatory capital requirements.

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

      Year 2000 Compliance

      The Company's information technology systems and facilities successfully completed the "roll-over" to the year 2000. The Company's transition to the year 2000 during the first weeks of business in January 2000 resulted in no adverse or negative impacts associated with the use of date sensitive systems and equipment. The Company believes that with its successful transition to the year 2000, the preponderance of risk associated with the year 2000 problem has been identified and eliminated. The Company recognizes the possibility that latent year 2000 related issues may arise as information technology systems and facilities are more fully utilized in the coming months. The Company will continue to evaluate the year 2000 readiness of its business systems, facilities, and significant vendors to ensure a complete transition through the year 2000. The Company estimates the total cost of its year 2000 assessment and remediation plan has amounted to approximately $200,000 which has been funded through operating cash flows.

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

            Item 2.     Changes in Securities and Use of Proceeds
                        Not applicable

            Item 3.     Defaults Upon Senior Securities
                        Not applicable

            Item 4.     Submission of Matters to a Vote of Security Holders

                  On October 27, 1999, the Company held an annual meeting of shareholders. At the meeting, proposals to (1) Elect Directors Whittaker, O'Grady and Smith for three year terms, and (2) ratify the engagement of PricewaterhouseCoopers, LLP, to be the Company's auditors for the 2000 fiscal year were approved. The votes cast for and against these proposals, and the number of abstention and broker non-votes with respect to each of these proposals, were as follows:

                              Election of Directors

                                             For                      Withheld
                                             ---                      --------

          J. Bruce Whittaker              1,873,847                     4,450
          Dennis R. O'Grady               1,873,847                     4,450
          Martin C. Smith                 1,874,947                     3,350

     Ratification of PricewaterhouseCooper, LLP, as Auditors for the Company

                                      For            Against            Abstain
                                      ---            -------            -------
          Number of votes         1,867,630           1,125              9,542

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

      Date: February 14, 2000


      By: /s/ J. Bruce Whittaker

      J. Bruce Whittaker
      President and Chief Executive Officer

      Date:  February 14, 2000


      By: /s/ Michelle Plummer

      Michelle Plummer
      Chief Financial Officer