Form 10QSB
period 2000-03-31
GREENE COUNTY BANCORP INC
filed 2000-05-15
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT

                           GREENE COUNTY BANCORP, INC.

        (Exact name of small business issuer as specified in its charter)

                         Commission file number 0-25165

          Delaware                                      14-1809721
          --------                                      ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

302 Main Street, Catskill, New York         12414
-----------------------------------         -----
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

         YES |X| NO |_|

As of May 12, 2000, there were 2,045,235 shares of the registrant's common stock outstanding with a par value of $0.10 per share.

                           GREENE COUNTY BANCORP, INC.

INDEX

PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----

     Item 1. Financial Statements

         *Consolidated Statements of Financial Condition                     1
         *Consolidated Statements of Income                                  2
         *Consolidated Statements of Comprehensive Income                    3
         *Consolidated Statements of Changes in Shareholders' Equity         4
         *Consolidated Statements of Cash Flows                              5
         *Notes to Consolidated Financial Statements                         7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10-16

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                              17

      Item 2. Changes in Securities and Use of Proceeds                      17

      Item 3. Defaults Upon Senior Securities                                17

      Item 4. Submission of Matters to a Vote of Security Holders            17

      Item 5. Other Information                                              17

      Item 6. Exhibits and Reports on Form 8-K                               17

              Signature Page                                                 18

                           Greene County Bancorp, Inc.
                 Consolidated Statements of Financial Condition

                     As of March 31, 2000 and June 30, 1999

                                                                  March 31, 2000         June 30, 1999
                                                                    (Unaudited)
ASSETS
Cash and due from banks                                               $4,417,178            $2,784,524
Federal funds sold                                                     7,429,788             3,351,222
                                                                   -------------         -------------
    Total cash and  cash equivalents                                  11,846,966             6,135,746

Investment securities, at fair value                                  44,066,781            49,662,206
Federal Home Loan Bank stock, at cost                                    879,100               765,600

Loans                                                                 98,615,241            91,829,423
Less: Allowance for possible loan losses                                (856,448)             (791,897)
Less: Unearned origination fees and costs, net                          (274,419)             (239,717)
                                                                   -------------         -------------
    Net loans receivable                                              97,484,374            90,797,809

Purchased mortgage servicing rights                                    1,152,981                    --
Premises and equipment                                                 4,605,573             3,513,906
Accrued interest receivable                                            1,135,576             1,130,744
Prepaid expenses and other assets                                        836,306               461,162
Other real estate owned                                                  180,128               176,850
                                                                   -------------         -------------

               Total Assets                                         $162,187,785          $152,644,023
                                                                   =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                        $11,111,949            $9,468,291
Interest bearing deposits                                            117,293,491           118,531,180
                                                                   -------------         -------------
    Total deposits                                                   128,405,440           127,999,471

Borrowings FHLB                                                       10,000,000                    --
Accrued interest and other liabilities                                   240,495               436,874
Accrued income taxes                                                     294,764               285,812
                                                                   -------------         -------------

                Total Liabilities                                    138,940,699           128,722,157
                                                                   -------------         -------------

Shareholders' Equity
Common stock, par value $.10 per share; authorized 4,000,000;
    Issued and outstanding: 2,045,235 at March 31, 2000,
    and 1,957,057 at June 30, 1999                                       215,284               195,706
Additional Paid-In Capital                                             9,964,741             8,202,655
Retained Earnings                                                     15,307,856            16,354,339
Accumulated Other Comprehensive Income (Loss)                           (586,742)             (118,394)
Less: Treasury Stock, 107,600 shares at cost                          (1,019,976)                   --
Less: Unearned ESOP shares, 68,508 shares at cost                       (634,077)             (712,440)
                                                                   -------------         -------------

               Total shareholders' equity                             23,247,086            23,921,866

               Total liabilities and shareholders' equity           $162,187,785          $152,644,023
                                                                   =============         =============

See notes to consolidated financial statement

                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
       For the Three months and Nine Months Ended March 31, 2000 and 1999

                                                                      Three Months Ended                    Nine Months Ended
                                                                           March 31,                             March 31,
                                                                    2000               1999               2000               1999
                                                                    ----               ----               ----               ----
Interest income:
  Loans                                                          $1,836,035         $1,655,388         $5,392,531         $4,947,832
  Investment securities                                             506,842            556,007          1,616,287          1,707,321
  Mortgage-backed securities                                         63,566             63,292            206,387            189,067
  Tax free securities                                               125,201            100,128            373,898            295,534
  Interest bearing deposits and fed funds                            94,913            118,762            232,936            286,845
                                                                 ----------         ----------         ----------         ----------
         Total interest income                                    2,626,557          2,493,577          7,822,039          7,426,599

Interest expense:
  Interest on deposits                                            1,108,408          1,156,523          3,358,820          3,728,719
  Interest on borrowings                                            159,106                 --            310,866                 --
                                                                 ----------         ----------         ----------         ----------
         Total interest expense                                   1,267,514          1,156,523          3,669,686          3,728,719

Net interest income                                               1,359,043          1,337,054          4,152,353          3,697,880
                                                                 ----------         ----------         ----------         ----------

  Less: provision for loan losses                                    30,000             45,000            105,000            135,000
                                                                 ----------         ----------         ----------         ----------

Net interest income after provision
  for loan losses                                                 1,329,043          1,292,054          4,047,353          3,562,880
                                                                 ----------         ----------         ----------         ----------

Noninterest income:
  Service charges on deposit accounts                                96,428             71,754            272,754            223,890
  Other operating income                                            126,384             63,080            343,315            156,652
                                                                 ----------         ----------         ----------         ----------
         Total other income                                         222,812            134,834            616,069            380,542

Noninterest expense:
  Salaries and employee benefits                                    628,050            445,074          1,791,213          1,347,098
  Contribution expense                                                   --                 --                 --            484,150
  Occupancy expense                                                  57,017             67,431            207,348            199,900
  Equipment and furniture expense                                    55,031             63,054            189,241            168,197
  Service and data processing fees                                  134,707            121,191            405,372            314,324
  Office supplies                                                    32,399             26,099             96,606             76,689
  Other operating expense                                           320,200            225,284            945,788            647,791
                                                                 ----------         ----------         ----------         ----------
         Total noninterest expense                                1,227,404            948,133          3,635,568          3,238,149

      Income before tax provision                                   324,451            478,755          1,027,854            705,273

     Total provision for taxes                                       61,818            162,828            288,863            234,373
                                                                 ----------         ----------         ----------         ----------
Net Income                                                         $262,633           $315,927           $738,991           $470,900
                                                                 ==========         ==========         ==========         ==========

Earnings Per Share
Basic                                                                 $0.13                N/A              $0.37                N/A
Diluted                                                               $0.13                N/A              $0.37                N/A
Number of shares outstanding
Basic                                                             1,977,945                             2,008,331
Diluted                                                           1,978,204                             2,008,590

See notes to consolidated financial statements

                           Greene County Bancorp, Inc.
                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999

                                                                       2000             1999
                                                                       ----             ----
Net income                                                           $262,633         $315,927

Other comprehensive loss

Unrealized holding gain(loss) arising during the three months ended March 31, 2000 and 1999, net of tax benefit of
  $86,545 and $86,250, respectively                                  (114,724)        (128,300)
                                                                    ---------        ---------

Total other comprehensive income (loss)                              (114,724)        (128,300)

Comprehensive income (loss)                                          $147,909         $187,627
                                                                    =========        =========

                           Greene County Bancorp, Inc.
                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)
                For the Nine Months Ended March 31, 2000 and 1999

                                                                       2000             1999
                                                                       ----             ----
Net income                                                           $738,991         $470,900

Other comprehensive income (loss)

Reclassification adjustment, net of income tax benefit $13,600             --           20,400

Unrealized holding gain(loss) arising during the nine months ended March 31, 2000 and 1999, net of tax benefit
  (liability) of $341,083 and ($25,933), respectively                (468,348)          38,900
                                                                    ---------        ---------

Total other comprehensive income (loss)                              (468,348)          59,300

Comprehensive income                                                 $270,643         $530,200
                                                                    =========        =========

See notes to consolidated financial statements

                           Greene County Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)
                For the Nine Months Ended March 31, 2000 and 1999

                                                                                           Accumulated
                                                       Additional                             Other
                                        Capital        Paid - In         Retained         Comprehensive       Treasury
                                         Stock          Capital          Earnings             Income            Stock

Balance at June 30, 1998                                                $15,487,825          $242,400

Net proceeds from sale of
  Common stock                          $191,864       $8,022,362

Issuance of common stock to
Charitable Foundation                      3,842          380,308

Capital contribution to
Greene County Bancorp, MHC                                                   (1,000)

ESOP shares acquired

Net income                                                                  470,900

Change in unrealized gain on
   securities  available for
   sale, net of applicable
   deferred income taxes                                                                       59,300

                                    -----------------------------------------------------------------------------------
Balance at March 31, 1999               $195,706       $8,402,670       $15,957,725          $301,700      $         --
                                    ===================================================================================

Balance at June 30, 1999                $195,706       $8,202,655       $16,355,339         ($118,394)     $

Stock dividend                            19,578        1,766,896        (1,786,474)

ESOP shares earned                                         (4,810)

Treasury stock repurchased                                                                                   (1,019,976)

Net income                                                                  738,991

Change in unrealized gain(loss)
   on securities available
   for sale, net of applicable
   deferred income taxes                                                                     (468,348)

                                    -----------------------------------------------------------------------------------
Balance at March 31, 2000               $215,284       $9,964,741       $15,307,856         ($586,742)      ($1,019,976)
                                    ===================================================================================

                                      Unearned           Total
                                        ESOP         Shareholders'
                                       Shares            Equity
Balance at June 30, 1998                              $15,730,225

Net proceeds from sale of
  Common stock                                          8,214,226

Issuance of common stock to
Charitable Foundation                                     384,150

Capital contribution to
Greene County Bancorp, MHC                                 (1,000)

ESOP shares acquired                   (745,790)         (745,790)

Net income                                                470,900

Change in unrealized gain on
   securities  available for
   sale, net of applicable
   deferred income taxes                                   59,300

                                    -----------------------------
Balance at March 31, 1999             ($745,790)      $24,112,011
                                    =============================

Balance at June 30, 1999              ($712,440)      $23,922,866

Stock dividend                                                 --

ESOP shares earned                       78,363            73,553

Treasury stock repurchased                             (1,019,976)

Net income                                                738,991

Change in unrealized gain(loss)
   on securities available
   for sale, net of applicable
   deferred income taxes                                 (468,348)

                                    -----------------------------
Balance at March 31, 2000             ($634,077)      $23,247,086
                                    =============================

See notes to consolidated financial statements

                           Greene County Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                For the Nine Months Ended March 31, 2000 and 1999

                                                                                   2000                 1999
                                                                                   ----                 ----
Cash flows from operating activities:
Net Income                                                                       $738,991            $470,900

Adjustments to reconcile net income to cash provided by
operating activities:
     Depreciation                                                                 180,000             148,500
     Net (accretion) amortization of premiums and discounts                        42,458             (52,513)
     Provisions for loan losses                                                   105,000             135,000
     Contribution expense                                                              --             384,150
     ESOP compensation expense                                                     73,743                  --
     Loss on sale of investments                                                       --              34,298
     Loss on sale of other real estate                                             14,548                  --
     Provision (benefit) for deferred income taxes                                  6,536            (322,733)
     Net change in unearned loan fees and costs                                    34,702             (11,317)
     Net increase in accrued income taxes                                           8,952                  --
     Net (increase) decrease in accrued interest receivable                        (4,832)             11,262
     Net (increase) decrease in prepaid and other assets                          (53,504)           (108,124)
     Net increase (decrease) in other liabilities                                (196,379)            428,159
                                                                             ------------        ------------
          Net cash provided by operating activities                               950,215           1,117,582

Cash flows from investing activities:
     Proceeds from maturities of securities                                     3,359,774          12,167,026
     Purchases of securities and mortgage servicing rights                     (3,847,690)        (12,628,001)
     Principal payments on securities                                           3,157,220           2,312,638
     Principal payments on mortgage-backed securities                             703,335           1,062,075
     Purchases of mortgage-backed securities                                           --          (2,991,230)
     Proceeds from sale of other real estate                                       59,858              27,788
     Net increase in loans receivable                                          (6,785,818)         (8,311,568)
     Purchases of premises and equipment                                       (1,271,667)           (512,926)
                                                                             ------------        ------------
          Net cash used by investing activities                                (4,624,988)         (8,874,198)

Cash flows from financing activities:
     Borrowings from FHLB                                                      10,000,000                  --
     Purchases of treasury stock                                               (1,019,976)                 --
     Proceeds from issuance of common stock                                            --           8,184,000
     Purchase of unallocated ESOP shares                                               --            (745,790)
     Net increase in deposits                                                     405,969           2,015,896
                                                                             ------------        ------------
          Net cash provided by financing activities                             9,385,993           9,454,206

Net increase in cash and cash equivalents                                       5,711,220           1,697,590

Cash and cash equivalents at beginning of period                                6,135,746           8,272,083
                                                                             ------------        ------------

Cash and cash equivalents at end of period                                    $11,846,966          $9,969,673
                                                                             ============        ============
Cash paid during period for:
     Interest                                                                  $3,662,544          $1,697,590
     Income taxes                                                                $279,911            $149,064

Non-cash investing activities:
  Foreclosed loans transferred to other real estate                               $71,128            $126,969
  Net change unreal. gain(loss) on available-for-sale securities                ($809,431)           $104,000

See notes to consolidated financial statements

Greene County Bancorp, Inc
Notes to Consolidated Financial Statements
As of and for the Three and Nine Months Ended March 31, 2000 and 1999

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, The Bank of Greene County (the "Bank"). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented have been included. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.

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

(2)   REORGANIZATION AND STOCK OFFERING

      Greene County Bancorp, Inc. is a Delaware corporation organized in December 1998 by The Bank of Greene County in connection with the conversion of the Bank from a New York chartered mutual savings bank to a New York chartered stock savings bank and reorganization to a two-tiered mutual holding company. The Company was formed for the purpose of acquiring all of the capital stock of the Bank upon completion of the reorganization. As part of the reorganization, the Company issued approximately 44.5% of the shares of its common stock to eligible depositors of the Bank and the Bank's Employee Stock Ownership Plan (the "ESOP") and issued approximately 53.5% of the Company's shares of common stock to Greene County Bancorp, MHC (the "MHC"), a New York state-chartered mutual holding company. Concurrent with the close of the offering, the remaining 2.0% of the Company's shares of common stock were issued to The Bank of Greene County Charitable Foundation (the "Foundation"). The reorganization and offering were completed on December 30, 1998. Prior to that date, the Company had no assets and no liabilities. The financial statements presented for periods prior to the reorganization are for the Bank as the predecessor entity to the Company.

      Completion of the offering resulted in the issuance of 1,957,057 shares of common stock, 1,047,560 shares (53.5%) of which were issued to the MHC, 871,082 shares (44.5%) of which were sold to eligible depositors of the Bank and to the Bank's ESOP at $10.00 per share, and 38,415 shares (2.0%) of which were issued to the Foundation. Costs related to the offering, primarily marketing fees paid to an investment banking firm, professional fees, registration fees, and printing and mailing costs, were $694,211; the net proceeds of the offering excluding these costs amounted to $8,016,709. The Bank's ESOP acquired 36,380 shares at issuance and purchased an additional 36,380 shares in the open market after the initial public offering.

(3)   EARNINGS PER SHARE

      Basic earnings per share ("EPS") on common stock are computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted EPS are computed using the same method as basic EPS, but reflects potential dilution of common stock equivalents. The Company adopted Financial Accounting Standard No. 128 for the three and nine months ended March 31, 2000. EPS is not presented for periods in which the Company was not public for the entire period as such information would not be meaningful.

      In calculating the weighted average number of shares outstanding, the result of a stock dividend, stock repurchase program, and unallocated ESOP shares were taken into account. The Board of Directors approved a 10% stock dividend on July 6, 1999, for shareholders of record July 26, 1999, effective August 9, 1999. As a result of the stock dividend, 195,778 new shares were issued bringing the total number of shares issued to 2,152,835. Shareholders that would have received a fractional share as a result of the dividend were rounded up to the next whole number. The Board of Directors also approved on July 6, 1999, a stock repurchase program whereby the Company may repurchase up to 107,638 shares, or approximately 5% of the Company's outstanding shares. During January 2000, the repurchase program was completed and the Company had repurchased 107,600 shares for $1,019,976 at an average cost of $9.48. At March 31, 2000, 11,528 shares of the 80,036 shares of common stock in the ESOP were outstanding and allocated to employees leaving 68,508 unallocated, and excluded from the calculation for the number of shares outstanding.

                            Net Income    Number of Shares    Earnings Per Share
                            ----------    ----------------    ------------------
      Three-month           $262,633
         Basic                                1,977,945             $0.13
         Diluted                              1,978,204             $0.13
      Nine-month            $738,991
         Basic                                2,008,331             $0.37
         Diluted                              2,008,590             $0.37

(4)   LOAN SERVICING RIGHTS

      During October 1999, the Bank participated in a 50% investment at a total cost of $1,231,951 in the servicing rights for loans with outstanding principal balances totaling approximately $179.2 million. The Bank will receive revenue based on a percentage of the unpaid principal of the loan portfolio to be serviced. This investment is amortized using a method that approximates the interest method. A third-party provider performs the servicing associated with the loans.

(5)   STOCK OPTION AND STOCK RECOGNITION AND RETENTION PLANS

      On March 28, 2000, shareholders approved Greene County Bancorp, Inc. 2000 Stock Option Plan ("Option Plan") and Greene County Bancorp, Inc. Recognition and Retention Plan ("Recognition Plan"). On March 28, 2000, the Board of Directors granted 90,940 options to buy stock under the Option Plan at an exercise price of $7.875, the fair market value of the stock on that date. The Board of Directors granted 45,400 shares under the Recognition Plan. The vesting period for both plans is five years. The first awards and options will vest on March 28, 2001.

      The Company will apply provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25") and financial statement disclosures of Statement of Financial Accounting Standards ("SFAS") No.123 "Accounting for Stock-Based Compensation". Since the exercise price is equal to the fair market value on the day of grant no compensation expense needs to be recognized for the Option Plan until participants exercise their options per the guidance of APB 25. Expense for the Recognition Plan will be recognized based on the exercise price, or fair value on day of grant, over the service period of the award, which is the five-year vesting period.

(6)   IMPACT OF NEW ACCOUNTING STANDARDS

      In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 that establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and, accordingly, will be adopted by the Company in the fiscal year beginning on July 1, 2000. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to begin such activities. Accordingly, SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      General

            This quarterly report on Form 10-QSB contains forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", " plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Bank's lending area, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Comparison of Financial Condition at March 31, 2000 and June 30, 1999

            Total assets increased to $162.2 million at March 31, 2000 from $152.6 at June 30, 1999, an increase of $9.6 million, or 6.3%. The growth in assets was primarily due to increases in the net loan portfolio, cash positions and an investment in mortgage servicing rights. The growth in assets was primarily funded with borrowings from the Federal Home Loan Bank.

            The net loan portfolio amounted to $97.5 million at March 31, 2000, as compared to $90.8 million at June 30, 1999, an increase of $6.7 million or 7.4%. The most significant growth was in the conventional fixed rate real estate mortgage portfolio that increased by $7.1 million to $64.1 million at March 31, 2000 as compared to $57.0 million at June 30, 1999. Increases in bi-weekly fixed rate mortgages of $1.2 million and fixed rate commercial mortgages of $1.4 million offset decreases in the adjustable rate mortgages of $2.1 million for the period between June 30,1999 and March 31, 2000, reflecting the overall decreased demand for adjustable rate loan products in the current low but rising interest rate environment. The addition of a mortgage originator has contributed to the continued strength in loan originations despite the rising rate environment.

            Total cash and cash equivalents including federal funds sold amounted to $11.8 million at March 31, 2000, an increase of $5.7 million or 93.1% over the $6.1 million at June 30, 1999. The Bank held the additional cash for liquidity purposes in order to support expected loan portfolio funding requirements and potential investment opportunities.

            The investment portfolio totaled $44.1 million at March 31, 2000 as compared to $49.7 at June 30, 1999, representing a $5.6 million, or 11.3%, decrease. The decrease is a net result of principal payments of $3.9 million, maturities of $3.4 million, purchases of $2.6 million and an increase in unrealized losses of $0.9 million as well as accretion and amortization. The portfolio mix remained consistent with US Treasuries and government agencies representing 24.6%, state and political subdivisions representing 23.8%, asset-backed securities representing 13.0%, and corporate debt representing 26.3% of the portfolio at March 31, 2000. At June 30, 1999, US Treasuries and government agencies represented 26.1%, state and political subdivisions represented 20.9%, asset-backed securities represented 17.0%, and corporate debt represented 23.1% of the investment portfolio.

            During October 1999, the Bank participated in a 50% investment at a total cost of $1,231,951 in the servicing rights for loans with outstanding principal balances totaling approximately $179.2 million. This investment is amortized using a method that approximates the interest method. A third-party provider performs the servicing associated with the loans.

            Premises and equipment increased from $3.5 million at June 30, 1999, to $4.6 million at March 31, 2000, an increase of $1.1 million, or 31.4%. The most significant item contributing to this increase was initial expenses incurred in the construction of the new Tannersville office that is expected to open for business in early June 2000. Approximately $276,000 of the increase in premises and equipment is additional equipment including a generator for the operations center, ATM juniors for assigning PIN numbers to debit and ATM cards, and other computer equipment.

            Total deposits amounted to $128.4 million at March 31, 2000 only slightly higher than the $128.0 million at June 30, 1999. There was a shift from interest bearing to noninterest bearing deposits of approximately $1.6 million, between June 30, 1999, and March 31, 2000. At March 31, 2000, non-interest bearing deposits represent 8.6% or $11.1 million of total deposits as compared to 7.3% or $9.5 million of total deposits at June 30, 1999. Certificate accounts represented $51.4 million and $51.6 million, respectively, or approximately 40.0% of the deposit base at March 31, 2000 and June 30, 1000, respectively.

            In September 1999, the Bank of Greene County borrowed $2.5 million at a rate of 6.82%, maturing in September 2004, from the Federal Home Loan Bank. Another $2.5 million was borrowed from the Federal Home Loan Bank in October 1999, at a rate of 6.80%, scheduled to mature in October 2005. On February 29, 2000, the Bank extended its $5.0 million short-term borrowing from the Federal Home Loan Bank to August 29, 2000, at a rate of 6.29%. These additional funds were used to support loan demand, expenditures related to the new building and to provide additional liquidity.

            Stockholders' equity decreased from $23.9 million at June 30, 1999 to $23.2 million at March 31, 2000 representing a decrease of $0.7 million or 2.9%. The decrease was primarily the result of the repurchase of 107,600 shares of treasury stock at a cost of $1,019,976. Net income of $739,000 for the nine-month period was offset by unrealized losses associated with the investment portfolio. The unrealized losses amounted to $587,000 at March 31, 2000, compared to the unrealized losses of $118,394 at June 30, 1999. Management has the ability and intent to hold these securities until maturity and believes these losses will continue to be unrealized. The decrease in Retained Earnings and the corresponding increase in Additional Paid-In Capital of $1,764,293 reflected the Company's stock dividend.

      Non-Accrual Loans and Non-Performing Assets

      The following table sets forth information regarding non-accrual loans and non-performing assets:

                                           At March 31, 2000   At June 30, 1999
                                                   (Dollars in Thousands)
      Nonaccruing loans:
        One- to four- family                     $462                $487
        Commercial real estate                    128                 166
        Consumer                                   34                  15
        Commercial business                        --                  --

         Total                                    624                 668

      Foreclosed assets:
        One- to four-family                        71                  53
        Multi-family                               --                  --
        Nonfarm, nonresidential properties        109                 124

         Total                                   $180                $177

      Total non-performing assets                $804                $845
      Total as a percentage of total assets      0.49%               0.56%

            During the nine months ended March 31, 2000, there were $44,300 in charge-offs and $3,300 in recoveries of loans previously charged-off. As a result of these charge-offs and recoveries, and provisions to the loan loss reserve, the balance of the allowance for loan losses at March 31, 2000 increased to $856,000 from $792,000 at June 30, 1999. The ratio of the net charge-offs to average loans outstanding during the nine months ended March 31, 2000, was less than one percent.

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

      Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999

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

            The Company reported net income of $262,633 for the three months ended March 31, 2000, compared to $315,927 for the three months ended March 31, 1999. The basic and diluted EPS amounted to $0.13 based on the number of shares outstanding of 1,977,945 and 1,978,204, respectively for the three-month period ended March 31,2000.

            INTEREST INCOME. Total interest income increased to $2,627,557 for the three months ended March 31, 2000 from $2,493,577 for the three months ended March 31, 1999, an increase of $133,980 or 5.4%. The increase was due primarily to an increase of $2.2 million, or 1.5%, in the average balance of interest earning assets for the three months ended March 31, 2000 as compared to March 31, 1999. Also, contributing to the increase for the three-month period was an increase of 11 basis points in the average yield on such assets to 6.86% for the period from 6.75% for the earlier-year period. The increased yields on such assets reflected the increasing market interest rate environment since summer 1999. The Company's interest rate spread (the difference between yields earned on interest-earning assets and rates paid on deposits and borrowings) increased to 3.15% for the three months ended March 31, 2000 from 3.06% for the three months ended March 31, 1999. This was a result of deposit portfolio shift from certificate accounts to demand and NOW accounts. However, the net interest margin decreased from 3.63% to 3.48% for the three-month period ended March 1999 as compared to March 2000, primarily as a result of interest expenses incurred on borrowings initiated beginning in September 1999.

            INTEREST EXPENSE. Total interest expense increased to $1,267,514 for the three months ended March 31, 2000 from $1,156,523 for the three months ended March 31, 1999, an increase of $110,991 or 9.6%. The increase is the result of interest expense associated with the borrowings from FHLB, which amounted to $159,106 for the quarter-end March 2000. There were no borrowings for the quarter-end March 1999. An offsetting factor to the overall increase was a decrease in the average balance in certificate accounts of $3.0 million when comparing the three-month period ended March 2000 to the three-month period ended March 1999; additionally, the average rate during this period decreased 23 basis points.

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

            The Company's provision for loan losses was decreased to $30,000 for the three-month period ended March 31, 2000, as compared to $45,000 for the three-month period ended March 31, 1999.

            NON-INTEREST INCOME. Non-interest income consists of fee income for Bank services and revenues generated from an investment in purchased mortgage servicing rights. Non-interest income increased to $222,812 for the three months ended March 31, 2000, from $134,834 for the three months ended March 31, 1999, an increase of $87,978 or 65.3%. Contributing to the increase were increased service charges on various deposits amounting to approximately $20,000 in additional income. Merchant card income increased approximately $6,000 for the three-month period ended March 31, 2000 as compared to the same period in 1999. ATM surcharges to non-customer users of the Bank ATM machines amounted to approximately $8,500 for the three months ended March 31, 2000. During 1999 the Bank did not impose any surcharge for ATM usage by non-customers. The Bank also introduced the debit card to Bank customers during the last three months of calendar year 1999 for which it collects a fee from the merchant based on a percentage of the balance purchased. Another item contributing to the level of non-interest income was revenue generated by the purchase of mortgage servicing rights. The Company participated with another institution in the purchase of mortgage servicing rights in October 1999 that contributed approximately $52,000 to non-interest income for the three-month period ended March 31, 2000.

            NON-INTEREST EXPENSE. Total non-interest expense amounted to $1,227,404 for the three months ended March 31, 2000 as compared to $948,133 for the three months ended March 31, 1999 for an increase of $279,271. Increases in salaries and other employee benefits contributed approximately $183,000 to the increase in noninterest expense. The number of full-time equivalent positions increased 9 positions to 61 from 52 for March 2000 and March 1999, respectively. Two senior level positions (Chief Financial Officer and Information Systems Manager) were created and filled during 1999 as well as several teller and customer service representatives. Also, charges associated with the new ESOP Plan affected the compensation expense. The service fees associated with bank processing increased by $13,516 for the three-month period ended March 31, 2000 as compared to March 31, 1999. These service fees and data processing fees increased as a result of new services such as Telebank 24/7, debit cards and internet-banking products being offered to Bank customers. Amortization of the purchased mortgage servicing rights for the three-month period ended March 31, 2000 amounted to approximately $47,000 contributing to the increase in non-interest expense.

            INCOME TAXES. The Company reported a tax expense of $61,818 for federal and franchise taxes for the three months ended March 31, 2000, as compared to $162,828 associated with the same period ended March 1999. One factor affecting the income tax provision for the quarter ended March 31, 2000, was a federal tax refund.

      Comparison of Operating Results for the Nine Months Ended March 31, 2000 and 1999

            GENERAL. The Company reported net income of $738,991 for the nine months ended March 31, 2000 compared to net income of $470,900 for the nine months ended March 31, 1999. Basic and diluted earnings per share for the nine-month period ended March 31, 2000 amounted to $0.37 based on the number of shares outstanding of 2,008,331 and 2,008,590, respectively. EPS has been adjusted to reflect stock repurchases of 107,600 throughout the nine-month period, unallocated ESOP shares, and the 10% stock dividend effective August 9, 1999.

            INTEREST INCOME. Total interest income increased to $7,822,039 for the nine-month period ended March 31, 2000 as compared to $7,426,599 for the nine-month period ended March 31, 1999, representing an increase of $395,440 or 5.3%. Interest income on loans increased to $5,392,531 for the nine months ended March 31, 2000, compared to $4,947,832 for the nine months ended March 31, 1999, an increase of $444,699 or 8.9%. The increase in interest income can be attributed to an increase of approximately $10.9 million, or 12.9% in average loan balances from $87.5 million for the nine-month period ended March 31, 1999, to $97.2 million for the same period ended March 31, 2000. The effect of the increase in the average loan balances was partially offset by a 27 basis points decrease in the average yield. The decrease in yield was a result of a lowering interest rate environment experienced during most of 1999. The average balance and yield of total investments including investment securities, mortgage-backed securities, and tax-free securities remained relatively consistent for the nine-month periods ended March 2000 and 1999.

            INTEREST EXPENSE. Total interest expense decreased to $3,669,686 for the nine months ended March 31, 2000, from $3,728,719 for the nine months ended March 31, 1999, despite $310,866 in interest expense associated with the new FHLB borrowings. The decrease in overall interest expense reflected a decrease of 34 basis points in the average rate paid on interest bearing liabilities despite an increase of $9.9 million or 7.9% in the average balance of such interest bearing liabilities for the nine-month period ended March 31, 2000 as compared to March 31, 1999. The most significant component of the increase in the average balance of interest bearing liabilities was the borrowings from FHLB. The average balance of savings and escrow accounts increased by $3.2 million, from $54.4 million for the period ended March 1999 to $57.6 million for the period ended March 2000, but was accompanied by a decrease in the rate paid of 20 basis points. Demand and NOW account average balances increased $2.6 million for the nine-month period ended March 31, 2000, as compared to the same period in 1999. The average rate paid on these accounts was consistent when comparing the nine-month periods ended March 31, 2000 and 1999. The average balance on certificate accounts decreased from $55.0 million for the nine-month period ended March 31, 1999, to $52.2 million for the nine-month period ended March 31, 2000. The decrease in the average balance of certificate accounts was accompanied by a decrease in the average yield of 65 basis points.

            NET INTEREST INCOME. Net interest income increased $454,473, or 12.3%, for the nine-month period ending March 31, 2000, as compared to the same period in 1999. The interest rate spread was 3.04% for the nine months ended March 31, 1999 as compared to 3.35% for the nine months ended March 31, 2000, helping to enhance the increase in net interest income for the period.

            PROVISION FOR LOAN LOSS. The Company's provision for loan losses was decreased to $105,000 for the nine-month period ended March 31, 2000, as compared to $135,000 for the nine-month period ended March 31, 1999.

            NON-INTEREST INCOME. Non-interest income consists of fee income for Bank services and other operating income. Non-interest income increased to $616,069 for the nine months ended March 31, 2000, from $380,542 for the nine months ended March 31, 1999, an increase of $235,527or 61.9%. Contributing to the increase were increased service charges on various deposit accounts amounting to approximately $49,000 in additional income, a 21.8% increase. Other operating income increased $187,000 or 120.0% for the nine-month period ended March 31, 2000. The major contributor to the increase in other operating income was approximately $106,000 earned from the participation in purchased mortgage servicing rights.

            NON-INTEREST EXPENSE. Total non-interest expense amounted to $3,635,568 for the nine months ended March 31, 2000 as compared to $3,238,148 for the nine months ended March 31, 1999 for an increase of $397,420. However, it should be noted that during the nine months ended March 31, 1999, $484,150, of expense was associated with the contribution made to the Charitable Foundation at the time of the public offering. Non-interest expense, excluding the Charitable Foundation contribution, for the nine-month period was $2,753,999 representing an increased of $881,569 for the nine-month period ended March 31, 2000 as compared to March 31, 1999. Increases in salaries and other employee benefits contributed $444,115 to the overall increase in noninterest expense. Two senior level positions were created and filled during 1999 as well as several teller and customer service positions. Also, charges associated with the new ESOP Plan affected the compensation expense. The service fees associated with bank processing increased by $91,048 for the nine-month period ended March 31, 2000 as compared to the same period ended March 31, 1999. The service fees charged by the Bank's computer provider increased as a result of new services such as Telebank 24/7, debit cards, Internet banking abilities and testing associated with Y2K. Occupancy and equipment expenses increased for the nine month period ended March 31, 2000 as compared to the same period during 1999 primarily as a result of the new operations center and new equipment associated with computer upgrading. Other items contributing to the increase in other non-interest expense were increased legal and auditing fees as well as other expenses incurred as a result of being a public company such as annual reporting costs and proxy solicitation expenses. The amortization of the purchased mortgage servicing rights of approximately $79,000 was another new item in the non-interest expense category.

            INCOME TAXES. The Company reported a tax expense of $288,863 for federal and franchise taxes for the nine months ended March 31, 2000, compared to $234,373 for the nine months ended March 31, 1999. A primary item contributing to a difference in the income tax expense was the tax benefit gained as a result of making the contribution to the Charitable Foundation during the nine-month period ended March 1999.

      Liquidity and Capital

            The Company's primary sources of funds are deposits, federal funds, principal and interest payments on loans, mortgage-backed securities and debt securities and a line of credit available as needed from the FHLB. In December 1998, $8.0 million of net proceeds from the offering added significantly to the funds available to the Company for use in conducting its business. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

            During the past few years, the combination of generally low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities have resulted in little growth or a net decline in deposits in certain time periods. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. The Company experienced insignificant changes in the overall level of deposits when comparing March 31, 1999 to March 31, 2000.

            Loan commitments totaled $1.2 million at March 31, 2000. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

            The Company's most liquid assets are cash and due from banks and federal funds sold. At March 31, 2000, such assets amounted to $11.8 million, or 7.3% of total assets. Management also holds all investment securities as available for sale and could consider the sale of securities as an option if liquidity were needed.

            Management has increased liquidity levels in efforts to meet expected loan demand and funding requirements for the new Tannersville branch.

            Stockholders' equity decreased from $23.9 million at June 30, 1999 to $23.2 million at March 31, 2000 representing a decrease of $0.7 million or 3.0%. The decrease in equity is a result of stock repurchases and unrealized loss increases which occurred during the period. The Company is required to meet various minimum amounts and ratios of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital (as defined) to average assets (as defined). As of March 31, 2000, the Company had total capital of $23.5 million or 25.6% of risk-weighted assets, Tier I Capital of $22.6 million or 24.7% of risk-weighted assets, and Tier I Capital of $22.6 million or 14.3% of average assets. At March 31, 2000, the Company exceeded all regulatory capital requirements.

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

      Year 2000 Compliance

      The Company's information technology systems and facilities successfully completed the "roll-over" to the year 2000. The Company's transition to the year 2000 during the first months of 2000 resulted in no adverse or negative impacts associated with the use of date sensitive systems and equipment. The Company believes that with its successful transition to the year 2000, the preponderance of risk associated with the year 2000 problem has been identified and eliminated. The Company recognizes the possibility that latent year 2000 related issues may arise as information technology systems and facilities are more fully utilized in the coming months. The Company will continue to evaluate the year 2000 readiness of its business systems, facilities, and significant vendors to ensure a complete transition through the year 2000. The Company estimates the total cost of its year 2000 assessment and remediation plan has amounted to approximately $200,000, which has been funded through operating cash flows.

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

         Item 2. Changes in Securities and Use of Proceeds
                  Not applicable

         Item 3. Defaults Upon Senior Securities
                  Not applicable

         Item 4. Submission of Matters to a Vote of Security Holders

            On March 28, 2000, the Company held a special shareholders meeting to vote on the following:

            (1) the approval of the Greene County Bancorp, Inc. 2000 Stock Option Plan; and
            (2) the approval of the Greene County Bancorp, Inc. 2000 Recognition and Retention Plan.

            The votes cast for and against these proposals, and the number of abstention and broker non-votes with respect to each of these proposals, were as follows:

                                                     For             Against       Abstain
                                                     ---------       -------       -------
            2000 Stock Option Plan                   1,650,162       78,095        6,141
            2000 Recognition and Retention Plan      1,630,330       97,690        6,378

         Item 5. Other Information
                 Not applicable

         Item 6. Exhibits and Reports on Form 8-K
                 Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: May 15, 2000

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer


Date: May 15, 2000

By: /s/ Michelle Plummer

Michelle Plummer
Chief Financial Officer