Form 10KSB40
period 2000-06-30
GREENE COUNTY BANCORP INC
filed 2000-09-28
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                     For the Fiscal Year Ended June 30, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transaction period from _________________ to _____________________

                         Commission File Number: 0-25165

                           GREENE COUNTY BANCORP, INC.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                      14-1809721
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

  302 Main Street, Catskill, New York                      12414
---------------------------------------                ------------
(Address of Principal Executive Office)                 (Zip Code)

                                 (518) 943-2600
                --------------------------------------------------
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                    -----------------------------------------
                                (Title of Class)

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  YES |X|   NO |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

      The Issuer's revenues for the fiscal year ended June 30, 2000 were $11,397,709.

      As of June 30, 2000, there were issued 2,152,835 and outstanding 2,045,235 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of August 30, 2000 was $8,036,271.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended June 30, 2000 (Parts II and IV).

2.    Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1. Business

Greene County Bancorp, Inc.

      Greene County Bancorp, Inc. (the "Company") was organized at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) (the "Bank") for the purpose of acting as the holding company of the Bank. The Company's assets consist primarily of the outstanding capital stock of the Bank and cash and investments of $3.1 million, representing a portion of the net proceeds from the Company's stock offering completed December 30, 1998. At June 30, 2000, 892,919 shares of the Company's common stock, par value $0.10 per share, were held by the public, 107,600 shares were held as Treasury stock and 1,152,316 shares were held by Greene County Bancorp, MHC, the Company's mutual holding company (the "Mutual Company"). The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

      At June 30, 2000, the Company had consolidated total assets of $167.7 million, consolidated total deposits of $133.5 million and consolidated total equity of $23.6 million.

      The Company's administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

The Bank of Greene County

      The Bank was organized in 1889 as The Building and Loan Association of Catskill, a New York-chartered savings and loan association. In 1974, the Bank converted to a New York mutual savings bank under the name Greene County Savings Bank. In conjunction with the reorganization and the offering completed in December 1998, the Bank changed its name to The Bank of Greene County. The Bank's deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans, consumer loans and commercial business loans. In addition, the Bank invests a significant portion of its assets in investment securities and mortgage- and asset-backed securities. The Bank's revenues are derived principally from the interest on its mortgage, consumer and commercial loans and securities, and servicing fees and service charges and fees collected on its deposit accounts. The Bank's primary sources of funds are deposits, and principal and interest payments on loans and investment and mortgage- and asset-backed securities. During fiscal year 2000, the Bank borrowed $10.0 million from the Federal Home Loan Bank.

      The Bank's administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

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

      The Mutual Company's administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Forward Looking Statements

This Annual Report on Form 10-KSB may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Company's operations, markets, limited to economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

Market Area

      The Bank has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates five full-service banking offices in Greene County, New York. The Bank's primary deposit gathering area is currently concentrated around the areas within Greene County where its full-service banking offices are located, namely the towns of Catskill, Greenville, Cairo, Coxsackie and Tannersville. The Bank received approval from the FDIC and New York State Banking Department to open a branch in Westerlo, New York. The branch is expected to open in January 2001. The Bank's primary lending area also has historically been concentrated in Greene County, New York and to a lesser extent the contiguous counties. The Westerlo branch will be located in southern Albany County, which is contiguous to Greene County, New York.

      As of the 2000 census estimates, the County population was 48,300 persons, indicating an overall increase in the population level of 1.3% since the last census conducted in 1990. Greene County is primarily rural and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains. The County has no concentrations of manufacturing industry. Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area. The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County and the Coxsackie Correctional Facilities are the largest employers in the County. Other large employers include the Hunter Mountain and Ski Windham resort areas, the Catskill, Cairo-Durham, Greenville and Coxsackie-Athens Central School Districts and Stiefel Labs, Inc.

Competition

      The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage-banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

      Competition is likely to increase as a result of the recent enactment of the Gramm-Leach-Bliley Act of 1999, which eases restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in the Bank's primary market area that offer a wider variety of financial services than the Bank currently offers. Competition for deposits, for the origination of loans and the provision of other financial services may limit the Bank's growth and adversely impact its profitability in the future.

Recent Developments

      On August 15, 2000, the Board of Directors of the Company unanimously approved a Plan of Charter Conversion by which the Company will convert its charter from a Delaware bank holding company to a federal mid-tier holding company. This action was taken by the Board of Directors after evaluating the advantage and disadvantages of the federal mid-tier holding company charter as compared to its current Delaware bank holding company charter. However, the Bank itself will retain its New York state savings bank charter.

      The charter conversion will have no impact on the operations of the Company or the Bank. However, following the charter conversion, the Office of Thrift Supervision will regulate the Company as a savings and loan holding company instead as a bank holding company of the Federal Reserve Board. A detailed description of the reasons for the charter conversion as well as other matters related to the charter conversion are contained in the proxy statement distributed in connection with the 2000 Annual Meeting of Shareholders. The proxy statement is incorporated by reference into this Annual Report on Form 10-KSB.

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

      In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, the Bank maintains high levels of liquidity, and, where possible, matches the funding of fixed-rate residential mortgages with lower-costing core savings accounts. In addition, in originating residential fixed-rate loans, the Bank has been successful in marketing and originating such loans with 15-year terms. Currently, the substantial majority of residential fixed-rate loans are being originated with 15-year terms.

      Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

                                                               June 30,
                                     --------------------------------------------------------------
                                            2000                 1999                  1998
                                     ------------------    ------------------    ------------------
                                     Amount     Percent    Amount     Percent    Amount     Percent
                                     ------     -------    ------     -------    ------     -------
                                                       (Dollars in Thousands)
Real Estate Loans:
   One- to four-family ..........   $ 80,696     81.54%   $ 74,145     80.74%   $ 64,705     79.69%
   Commercial ...................      4,702      4.75       3,985      4.33       4,521      5.57
   Construction and land ........        616      0.62       1,654      1.80         798      0.98
   Multi-family .................      1,253      1.27         841      0.92         388      0.48
                                    --------     -----    --------     -----    --------     -----
    Total real estate loans .....     87,267     88.18      80,625     87.79      70,412     86.72

Consumer Loans:
   Installment (1) ..............      4,865      4.92       4,761      5.18       4,172      5.14
   Home equity ..................      4,631      4.68       4,689      5.11       4,727      5.82
   Passbook .....................        490      0.50         525      0.57         544      0.67
                                    --------     -----    --------     -----    --------     -----
    Total consumer loans ........      9,986     10.10       9,975     10.86       9,443     11.63

Commercial Business Loans .......      1,707      1.72       1,230      1.35       1,336      1.65
                                    --------     -----    --------     -----    --------     -----
    Total consumer and commercial
    business loans ..............     11,693     11.82      11,205     12.21      10,779     13.28
                                    --------     -----    --------     -----    --------     -----
    Total gross loans ...........     98,960    100.00%     91,830    100.00%     81,191    100.00%
                                                ======                ======                ======
Less:
   Deferred fees and discounts ..       (275)                 (240)                 (203)
   Allowance for losses .........       (866)                 (792)                 (728)
                                    --------              --------              --------
    Total loans receivable, net .   $ 97,819              $ 90,798              $ 80,260
                                    ========              ========              ========

----------
(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

   The following table shows the composition of the Bank's loan portfolio by fixed-rate and adjustable-rate at the dates indicated.

                                                                 June 30,
                                   ---------------------------------------------------------------------
                                           2000                    1999                     1998
                                   -------------------    ----------------------     -------------------
                                    Amount     Percent     Amount        Percent     Amount      Percent
                                    ------     -------     ------        -------     ------      -------
                                                          (Dollars in Thousands)
Fixed-Rate Loans:
   Real Estate Loans:
     One- to four-family .......   $ 69,360     70.08%    $ 60,137         65.49%    $ 46,028     56.69%
     Commercial ................      2,840      2.87        1,542          1.68        1,436      1.77
     Construction and land .....        616      0.62        1,654          1.80          760      0.94
     Multi-family ..............      1,124      1.14          699          0.76          157      0.19
                                   --------    ------     --------        ------     --------    ------
       Total real estate loans .     73,940     74.71       64,032         69.73       48,381     59.59
                                   --------    ------     --------        ------     --------    ------
   Consumer Loans:
     Installment (1) ...........      4,865      4.92        4,761          5.18        4,172      5.14
     Home equity ...............      4,631      4.68        4,689          5.11        4,727      5.82
     Passbook ..................        490      0.50          525          0.57          544      0.67
   Commercial Business Loans ...      1,707      1.72        1,230          1.35        1,336      1.65
                                   --------    ------     --------        ------     --------    ------
     Total fixed-rate loans ....     85,633     86.53       75,237         81.94       59,160     72.87
                                   --------    ------     --------        ------     --------    ------
Adjustable-Rate Loans:
   Real estate loans:
     One- to four-family .......     11,336     11.46       14,008         15.25       18,677     23.00
     Multi-family ..............        129      0.13          142          0.15          231      0.28
     Commercial real estate ....      1,862      1.88        2,443          2.66        3,085      3.80
     Construction and land .....         --        --           --            --           38      0.05
                                   --------    ------     --------        ------     --------    ------
Total adjustable rate loans ....     13,327     13.47       16,593         18.06       22,031     27.13
                                   --------    ------     --------        ------     --------    ------
       Total loans .............     98,960    100.00%      91,830        100.00%      81,191    100.00%
                                   --------    ======     --------        ======     --------    ======
Less:
   Deferred fees and discounts .       (275)                  (240)                      (203)
   Allowance for loan losses ...       (866)                  (792)                      (728)
                                   --------               --------                   --------
     Total loans receivable, net   $ 97,819               $ 90,798                   $ 80,260
                                   ========               ========                   ========

----------
(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

      One- to Four-Family Residential Loans. The Bank's primary lending activity is the origination, for retention in the Bank's portfolio, of one- to four-family residential mortgage loans collateralized by property located in the Bank's primary lending area. Generally, one- to four-family residential mortgage loans are made in amounts up to 80% of the lesser of the appraised value or purchase price of the property. However, the Bank will originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance required (except for qualifying first-time home buyers, for whom the Bank will originate loans with 90% loan-to-value ratios without private mortgage insurance). Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years the Bank has been successful in marketing and originating the substantial majority of such loans with 15-year terms. One- to four-family fixed-rate loans are offered with both a monthly and bi-weekly payment feature. The Bank generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on all properties collateralizing real estate loans made by the Bank.

      The Bank currently offers one- to four-family residential mortgage loans with fixed and adjustable interest rates. Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. Particularly, in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to adjustable-rate loans. Single-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Bank's single-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

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

      ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2000, 11.46% of the Bank's loan portfolio consisted of one- to four-family residential loans with adjustable interest rates.

      The Bank originates construction/permanent loans to homeowners for the purpose of construction of primary and secondary residences. The Bank issues a commitment and has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum term of six months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 89% (or up to 95% with private mortgage insurance), of the completed project. The Bank generally does not originate loans collateralized by undeveloped land.

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

      At June 30, 2000, $80.7 million, or 81.5% of the Bank's loan portfolio, consisted of one- to four-family residential mortgage loans. Approximately $538,000 of such loans (representing 11 loans) were included in nonperforming loans as of that date.

      Commercial Real Estate and Multifamily Loans. At June 30, 2000, $4.7 million, or 4.75%, of the total loan portfolio consisted of commercial real estate loans. Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is generally 75%. At June 30, 2000, the largest commercial mortgage loan had a principal balance of $455,250 and was collateralized by a furniture warehouse/showroom.

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

      Loans collateralized by commercial real estate generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for Bank management to monitor and evaluate.

      The Bank originates a limited number of multi-family loans, which totaled $1.3 million, or 1.27% of the Bank's total loans at June 30, 2000. Multi-family loans are generally collateralized by apartment buildings and condominiums located in the Bank's primary market area. The Bank's underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.

      Consumer Loans. The Bank's consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). At June 30, 2000, consumer loans totaled $10.0 million, or 10.10% of the total loan portfolio. Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years.

      Consumer loans generally have shorter terms and higher interest rates than one- to four-family mortgage loans. In addition, consumer loans expand the products and services offered by the Bank to better meet the financial services needs of its customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

      The Bank's underwriting procedures for consumer loans includes an assessment of the applicant's credit history and an assessment of the applicant's ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security to the proposed loan amount. The Bank underwrites its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

      The Bank offers fixed-rate home equity loans that are collateralized by the borrower's residence. Home equity loans are generally underwritten with terms not to exceed 15 years and under the same criteria that the Bank uses to underwrite one- to four-family fixed rate loans. Home equity loans may be underwritten with terms not to exceed 15 years and with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $50,000 unless approved by the Board of Directors. The Bank appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. At June 30, 2000, the outstanding balance of home equity loans totaled $4.6 million, or 4.68% of the Bank's total loan portfolio.

      Commercial Business Loans. The Bank also originates commercial business loans up to 10 years at fixed rates. The Bank attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral that consists of receivables, inventory and equipment. The Bank generally requires annual financial statements, tax returns and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that collateralizes the loan. At June 30, 2000, the Bank had $1.7 million of commercial business loans representing 1.72% of the total loan portfolio. On such date, the average balance of the Bank's commercial business loans was approximately $27,100. The largest commercial business loan had a balance of $295,000 and represented a line of credit to support cash flow requirements for a local business and consulting group. At June 30, 2000, the Bank's commercial loan portfolio included 63 loans collateralized by real estate, fire trucks, or other equipment.

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

      Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2000 regarding the amount of loans maturing or re-pricing in the Bank's portfolio. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

      The following table illustrates the future maturities of such loans at June 30, 2000.

                                             1 Year    3 Years    5 Years   10 Years
                                  Within    Through    Through    Through    Through     Beyond
                                  1 Year    3 Years    5 Years   10 Years   20 Years   20 Years     Total
                                  ------    -------    -------   --------   --------   --------     -----
(In thousands)
Real Estate Loans:
  One-to-four family             $ 9,696    $ 2,470    $   544    $ 9,843    $39,643    $18,500    $80,696
  Home equity                         54        536        975      1,667      1,399         --      4,631
  Multi-family                       203         42         --         75        758        175      1,253
  Commercial                       1,663        245        235        625      1,842         92      4,702
  Construction and land loans         --         --         18         --        176        422        616
                                 -------    -------    -------    -------    -------    -------    -------
    Total real estate loans      $11,616    $ 3,293    $ 1,772    $12,210    $43,818    $19,189    $91,898
                                 -------    -------    -------    -------    -------    -------    -------
Consumer loans                       932      2,393      1,786        165         79         --      5,355

Commercial business loans            170        599        595        343         --         --      1,707
                                 -------    -------    -------    -------    -------    -------    -------
Total loan portfolio             $12,718    $ 6,285    $ 4,153    $12,718    $43,897    $19,189    $98,960
                                 =======    =======    =======    =======    =======    =======    =======

      The total amount of the above loans due after June 30, 2001 which have predetermined interest rates is $83.8 million while the total amount of loans due after such date which have adjustable interest rates is $2.4 million.

         The following table sets forth the loan origination and repayment activities of the Bank for the periods indicated. The Bank did not purchase or sell any loans during the periods presented.

                                                    Years Ended June 30,
                                             -----------------------------------
                                              2000          1999           1998
                                             -------       -------       -------
                                                       (In Thousands)
Originations by Type:
   Adjustable rate:
   One- to four-family ...............       $   541       $ 1,214       $   742
   Commercial real estate ............            51           131            45
   Multi-family ......................            17            --            --
                                             -------       -------       -------
       Total adjustable rate .........           609         1,345           787
                                             -------       -------       -------
   Fixed rate:
   One- to four-family ...............        15,910        28,455        15,030
   Commercial real estate ............         1,682            90           150
   Construction and land .............         4,512         3,347         2,930
   Home equity .......................         1,610         2,227         2,064
   Installment .......................         4,317         4,782         3,194
   Commercial business ...............         2,235           388           350
   Passbook ..........................           450           540           492
   Multi-family ......................           483            --            --
                                             -------       -------       -------
       Total fixed-rate ..............        31,199        39,829        24,210
                                             -------       -------       -------
       Total loans originated ........       $31,808       $41,174       $24,997
                                             -------       -------       -------
Repayments:
   One- to four-family ...............         9,900        19,777        12,075
   Commercial real estate ............         1,016           757         1,017
   Construction and land .............         5,550         2,491         2,629
   Home equity .......................         1,668         2,265         1,390
   Installment .......................         4,213         4,193         2,780
   Commercial business ...............         1,758           494            46
   Passbook ..........................           485           559           455
   Multi-family ......................            88            --            --
                                             -------       -------       -------
     Total principal repayments ......        24,678        30,536        20,392
                                             -------       -------       -------
   Net increase (decrease) ...........       $ 7,130       $10,638       $ 4,605
                                             =======       =======       =======

      Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. The Executive Committee or the full Board of Directors must approve all residential loans over $200,000.

      The Board annually approves independent appraisers used by the Bank. For larger loans, the Bank may require an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is the Bank's policy to require hazard insurance on all mortgage loans.

      Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank receives loan origination fees. Such fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

      In addition to loan origination fees, the Bank also receives other income that consists primarily of deposit transaction account service charges and late charges. The Bank also collects fees for originating savings bank life insurance on an agency basis. Finally, the Bank installs, maintains and services merchant bankcard equipment for local retailers and is paid a percentage of the transactions processed using such equipment.

      Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank's policy provides that loans to one borrower (or related borrowers) should not exceed 10% of the Bank's capital and reserves.

      At June 30, 2000, the largest aggregate amount loaned by the Bank to one borrower consisted of $457,000, which consisted of a commercial real estate loan of $423,000 and a commercial business loan of $34,000. The loans comprising the lending relationship were performing in accordance with their terms.

Delinquencies and Classified Assets

      Collection Procedures. A computer generated late notice is sent and a 2% late charge is assessed when a payment is 15 days late. A second notice will be incorporated in the next month's billing notice, approximately 21 days after the due date of the first late payment. Accounts thirty days or more past due will be reviewed by the collection manager and receive individual attention as required, including collection letters and telephone calls. The collection manager in order to avoid further deterioration will closely monitor accounts that have a history of consistent late or delinquent payments. Accounts two or more payments past due are reported to the Board of Directors for consideration of foreclosure action. With respect to consumer loans, a late notice is sent and a late charge is assessed 10 days (or, in the case of home equity loans, 15 days) after payment is due. A second notice is sent 15 days (in the case of home equity loans, 25 days) thereafter. The collection manager reviews loans 30 days or more past due individually, following up with collection letters and telephone calls. Accounts three or more payments past due are reported to the Board of Directors and are subject to legal action and repossession of collateral.

      Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable that at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. Instead, such interest is recognized on a cash basis until such time as the borrower has brought the loan to performing status. A loan does not have to be 90 days delinquent in order to be classified as non-performing. Other real estate owned is also considered non-performing. At June 30, 2000, the Bank had non-performing loans of $823,000 and a ratio of non-performing loans to total loans of 0.68%.

      Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings. At June 30, 2000, the Bank's REO totaled $151,000 and its ratio of non-performing assets to total assets was 0.49%.

      The following table sets forth delinquencies in the Bank's loan portfolio at June 30, 2000. When a loan is delinquent 90 days or more, the Bank fully reverses all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Bank did not have any material restructured loans.

                                                                         Percent of
                                                               Dollar       Loan
                                                   Number      Amount     Category
                                                   ------      ------     --------
60 to 89 Days Delinquent
Real estate:
    One to four family                                 7    $  486,668     99.8%
    Commercial                                        --            --       --
    Construction and land loans                       --            --       --
    Multi-family                                      --            --       --

Consumer                                               1         1,059      0.2%
Commercial business                                   --            --       --
                                                     ---    ----------    -----
    Total loan delinquency 60 to 89 days ..            8       487,727    100.0%

90 Days and Over Delinquent
Real estate:
    One to four family                                 9       471,909     72.9%
    Commercial                                         3       155,002     23.9%
    Construction and land loans                       --            --       --
    Multi-family                                      --            --       --

Consumer                                               6        20,801      3.2%
Commercial business                                   --            --       --
                                                     ---    ----------    -----
    Total loan delinquency 90 days and over           18       647,712    100.0%
                                                     ---    ----------    -----

Total Loans Delinquent Over 60 Days
Real estate
    One to four family                                16       958,577     84.4%
    Commercial                                         3       155,002     13.7%
    Construction and land loans                       --            --       --
    Multi-family                                     ---            --       --

Consumer                                               7        21,860      1.9%
Commercial business                                   --            --       --
                                                     ---    ----------    -----
    Total Loans Delinquent over 60 Days               26    $1,135,439    100.0%
                                                     ===    ==========    =====

      Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other non-performing assets. The Bank had no accruing loans delinquent more than 90 days at June 30, 2000, 1999, or 1998.

                                                             June 30,
                                                   ----------------------------
                                                   2000        1999        1998
                                                   ----        ----      ------
                                                      (Dollars in Thousands)
Nonaccruing loans:
   One- to four-family .....................       $496        $487      $  666
   Commercial real estate ..................        155         166          91
   Consumer ................................         21          15          20
   Commercial business .....................         --          --         107
                                                   ----        ----      ------
     Total .................................        672         668         884
                                                   ----        ----      ------
Real Estate Owned:
   One- to four-family .....................         42          53          --
   Multi-family ............................         --          --          --
   Nonfarm, nonresidential properties ......        109         124         124
                                                   ----        ----      ------
     Total .................................       $151        $177      $  124
                                                   ----        ----      ------
Total non-performing assets ................       $823        $845      $1.008
                                                   ====        ====      ======
Total as a percentage of total assets ......       0.49%       0.56%       0.72%

      During the year ended June 30, 2000, gross interest income of $35,000 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent during the year ended June 30, 2000.

Classification of Assets. Consistent with regulatory guidelines, the Bank provides for the classification of loans and other assets considered to be of lesser quality. Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve and/or charge-off is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."

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

      On the basis of management's review of its assets, at June 30, 2000, the Bank had classified a total of $329,000 of loans as follows:

                                                   At June 30, 2000
                                                   ----------------
                                                    (In Thousands)

               Special mention......................     $  104
               Substandard..........................        225
               Doubtful assets......................         --
               Loss assets..........................         --
                                                         ------
                 Total classified loans.............     $  329
               General loss allowance...............     $  537
                                                         ------
                 Total loss allowance...............     $  866
                                                         ------
               Specific loss allowance..............     $   --
                                                         ======
               Charge-offs..........................     $   66
                                                         ------

      Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of REO. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to noninterest expense) and is reduced by net charge-offs. At June 30, 2000, the total allowance was $866,443, which amounted to 0.89% of total net loans receivable and 128.93% of nonperforming loans. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses. For the year ended June 30, 2000, the Bank's charge offs amounted to $66,000. For the years ended June 30, 1999 and 1998, the Bank's charge-offs amounted to $126,000 each year.

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

      Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                          Years Ended June 30,
                                                         ----------------------
                                                         2000     1999    1998
                                                         ----    -----    -----
                                                         (Dollars in Thousands)

Balance at beginning of period ......................    $792    $ 728    $ 723
                                                         ----    -----    -----
Charge-offs:
   One- to four-family ..............................      --        3       18
   Commercial real estate ...........................      --       --       70
   Consumer .........................................      66       20       28
   Commercial business ..............................      --      103       10
                                                         ----    -----    -----
       Total charge-offs ............................      66      126      126
                                                         ----    -----    -----
Recoveries:
   One- to four-family ..............................      --        6       --
   Consumer .........................................       5        4       11
                                                         ----    -----    -----
       Total recoveries .............................       5       10       11
                                                         ----    -----    -----
Net charge-offs .....................................      61      116      115
Additions charged to operations .....................     135      180      120
                                                         ----    -----    -----
Balance at end of period ............................    $866    $ 792    $ 728
                                                         ====    =====    =====
Ratio of net charge-offs during the period to
   average loans outstanding during the period ......    0.06%    0.15%    0.15%
                                                         ====    =====    =====
Ratio of net charge-offs during the period to
   average non-performing assets ....................    7.18%   11.33%   12.74%
                                                         ====    =====    =====

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated. The allowance is allocated to each loan category based on historical loss experience and economic conditions. The unallocated portions of the allowance represent general reserves for unused lines of credit and inherent risk associated with increased volume in lending transactions

                                                                            June 30,
                                   ----------------------------------------------------------------------------------------------
                                                 2000                           1999                           1998
                                   -----------------------------    -----------------------------  ------------------------------
                                                         Percent                        Percent                         Percent
                                                         of Loans                       of Loans                        of Loans
                                                 Loan    in Each                Loan    in Each               Loans     in Each
                                   Amount of   Amounts   Category  Amount of   Amounts  Category   Amounts   Amounts    Category
                                   Loan Loss      by     to Total  Loan Loss     by     to Total  Loan Loss     by      to Total
                                   Allowance   Category   Loans    Allowance  Category   Loans    Allowance  Category     Loans
                                   ---------   --------   -----    ---------  --------   -----    ---------  --------     -----
                                                                        (Dollars in Thousands)
One- to four-family ..............    $442     $80,696     81.5%      $484     $74,145     80.7%     $318     $64,705     79.7%
Commercial real estate ...........     105       4,702      4.8         88       3,985      4.3        78       4,521      5.6
Construction and land ............       4         616      0.6          6       1,654      1.8         2         798      1.0
Multi-family .....................      22       1,253      1.3         10         841      0.9         1         388      0.5
Consumer .........................     121       4,865      4.9         80       4,761      5.2        59       4,172      5.1
Home equity loans ................       1       4,631      4.7         --       4,689      5.1        14       4,727      5.8
Passbook loans ...................       1         490      0.5         --         525      0.6         5         544      0.7
Commercial business ..............      72       1,707      1.7         55       1,230      1.4        62       1,336      1.6
Specific .........................      --          --       --         --          --       --       104          --       --
Unallocated ......................      98          --       --         69          --       --        85          --       --
                                      ----      ------    -----       ----     -------    -----      ----     -------    -----
   Total allowance for loan losses    $866      98,960    100.0%      $792     $91,830    100.0%     $728     $81,191    100.0%
                                      ====      ======    =====       ====     =======    =====      ====     =======    =====

Securities Investment Activities

      Given the Bank's substantial portfolio of fixed-rate residential mortgage loans, the Bank maintains high balances of liquid investments for the purpose of reducing interest rate risk. The Board of Directors establishes the securities investment policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

      The Bank's current policies generally limit securities investments to U.S. Government and agency securities, federal funds sold, municipal bonds, corporate debt obligations and mutual funds. The mutual fund in which the Bank invests has portfolios comprised primarily of adjustable-rate mortgage-backed securities and was purchased by the Bank to provide interest-earning liquid funds and an adjustable interest rate. In addition, the Bank's policy permits investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations ("CMOs"). The Bank's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. The Bank will only invest in securities rated A or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of occasional investments in smaller non-rated local bonds. The Bank does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

      At June 30, 2000, the Bank had $44.8 million in investment securities, or 26.7% of total assets. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. As of June 30, 2000, the entire investment securities portfolio was classified as available for sale. At June 30, 2000, the Bank's mortgage-backed securities portfolio totaled $6.1 million, or 3.6% of total assets and the Bank's asset-backed securities portfolio totaled $5.0 million, or 3.0% of total assets.

      Book Value of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

                                                                          June 30,
                                                 ----------------------------------------------------------
                                                        2000                1999                 1998
                                                 ----------------      --------------       ---------------
                                                  Book       % of      Book      % of       Book      % of
                                                  Value     Total      Value     Total      Value     Total
                                                  -----     -----      -----     -----      -----     -----
                                                                  (Dollars in Thousands)
Investment securities available for sale:
   U.S. government securities ...............    $ 4,684     10.3%    $ 7,437     14.8%    $13,190     27.6%
   Federal agency obligations ...............      5,190     11.4       5,515     10.9       8,620     18.0
   Municipal bonds ..........................      9,904     21.7      10,359     20.5       7,479     15.7
   Mortgage-backed securities ...............      6,000     13.1       5,233     10.4       5,189     10.9
   Asset-backed securities ..................      4,916     10.8       8,445     16.7       6,324     13.2
   Corporate debt securities ................     12,811     28.0      11,479     22.8       3,799      7.9
   Equity securities ........................        139      0.3          87      0.2          81      0.2
   Mutual funds .............................      1,164      2.5       1,107      2.2       2,320      4.9
   Other ....................................         --       --          --       --          75      0.1
                                                 -------    -----     -------    -----     -------    -----
       Subtotal .............................     44,808     98.1      49,662     98.5%     47,077     98.5%
FHLB stock ..................................        879      1.9         766      1.5         700      1.5
                                                 -------    -----     -------    -----     -------    -----
   Total investment securities and FHLB stock    $45,687    100.0%    $50,428    100.0%    $47,777    100.0%
                                                 =======    =====     =======    =====     =======    =====

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields (unadjusted for tax effects) for the Bank's investment portfolio at June 30, 2000.

                                                     At June 30, 2000
                             -----------------------------------------------------------------
                             Less Than   1 to 5     5 to 10      Over                  Total
                              1 Year      Year       Years     10 Years             Securities
                               Book       Book       Book        Book       Book      Market
                               Value      Value      Value       Value      Value      Value
                               -----      -----      -----       -----      -----      -----
                                                 (Dollars in Thousands)
U.S. government securities    $2,996     $ 1,000     $  688     $   --     $ 4,684     $ 4,684
Federal agency obligations     1,041       3,154        995         --       5,190       5,190
Municipal bonds ..........     1,104       3,993      4,807         --       9,904       9,904
Mortgage-backed securities       627       2,005        911      2,457       6,000       6,000
Asset-backed securities ..        --       1,317        191      3,408       4,916       4,916
Corporate debt securities      1,486      11,325         --         --      12,811      12,811
Equity securities ........       131          --         --          8         139         139
Mutual funds .............        --          --         --      1,164       1,164       1,164
FHLB stock ...............       879          --         --         --         879         879
Other ....................        --          --         --         --          --          --
                              ------     -------     ------     ------     -------     -------
Total securities .........    $8,264     $22,794     $7,592     $7,037     $45,687     $45,687
                              ======     =======     ======     ======     =======     =======
Weighted average yield ...      5.95%       6.01%      5.08%      6.55%       5.88%
                              ======     =======     ======     ======     =======

      Mortgage-Backed and Asset-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and
(iii) increase liquidity. At June 30, 2000, mortgage-backed securities (including CMOs) totaled $6.1 million or 3.6% of total assets, all of which were classified as available for sale. At June 30, 2000, all of the mortgage-backed securities were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 5.25% to 6.6%, a weighted average yield of 5.75% and a weighted average life (including pre-payment assumptions) of 7.0 years at June 30, 2000. The estimated market value of the Bank's mortgage-backed securities at June 30, 2000 was $6.0 million, which was $133,300 less than cost.

      The pooling of mortgages and the issuance of a security with an interest rate that is based on the interest rate on the underlying mortgages create mortgage-backed securities. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank.

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

      Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $6.1 million mortgage-backed securities portfolio at June 30, 2000, $2.7 million with a weighted average yield of 5.3% had contractual maturities within five years, $0.96 million with a weighted average yield of 5.5% had contractual maturities of five to ten years and the remaining $2.4 million with a weighted average yield of 6.3% had contractual maturities more than 10 years. However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased rates of interest.

      At June 30, 2000, the Bank's portfolio of asset-backed securities totaled $5.0 million, or 3.0% of total assets, all of which were classified as available for sale. At June 30, 2000, all of the asset-backed securities were fixed rate. The portfolio had coupon rates ranging form 6.00% to7.15%, a weighted average yield of 6.40% and a weighted average life (including prepayment assumptions) of
6.2 years at June 30, 2000. The estimated market value of the Bank's asset-backed securities portfolio at June 30, 2000 was $4.9 million, which was $88,000 less than cost at such date.

      Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans. In the case of the Bank, its asset-backed securities are collateralized by automobile loans and second-mortgage loans.

Asset-backed securities provide the Bank with a broad selection of fixed-income alternatives, most with higher credit ratings and less downgrade risk than corporate bonds and more stable cash flows than mortgage related securities. Prepayments and structure risk of asset-backed securities are less of a concern than CMO securities due to the shorter maturities of the underlying collateral promoting greater stability of payments.

      Of the Bank's $5.0 million portfolio of asset-backed securities at June 30, 2000, $1.3 million with a weighted average yield of 6.1% had contractual maturities within 5 years, $0.2 million with a weighted average yield of 6.4% had contractual maturities of 5 to 10 years, and the remaining $3.5 million with a weighted average yield of 6.5% had contractual maturities of more than 10 years.

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

      At June 30, 2000, deposits totaled $133.5 million. At June 30, 2000, the Bank had a total of $51.9 million in certificates of deposit, of which $34.9 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Deposits are obtained predominantly from the areas in which the Bank's branch offices are located. The Bank relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio, television, and print media. It generally does not solicit deposits from outside its market area. While the Bank accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates. The Bank does not actively solicit such deposits, as they are more difficult to retain than core deposits. Historically, the Bank has not used brokers to obtain deposits.

      The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                    Years Ended
                                                      June 30,
                                     -------------------------------------------
                                       2000             1999            1998
                                       ----             ----            ----
                                               (Dollars in Thousands)
Opening balance .............        $127,999         $124,011         $117,542
Deposits ....................         333,442          289,926          228,799
Withdrawals .................         332,441          291,331          227,002
Interest credited ...........           4,460            5,393            4,672
Ending balance ..............         133,460          127,999          124,011
Net increase ................           5,461            3,988            6,469
Percent increase ............            4.27%            3.22%            5.59%

The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of June 30, 2000.

                                              3 Months   3 to 6     7 to 12     Over
                                              or Less    Months     Months    12 Months    Total
                                              -------    -------    -------   ---------   -------
                                                                 (In Thousands)
Certificates of deposit less than $100,000     $3,358    $ 9,046    $18,309    $14,983    $45,696
Certificates of deposit of $100,000 or more       333      1,040      2,811      2,065      6,249
                                               ------    -------    -------    -------    -------
Total certificates of deposit .............    $3,691    $10,086    $21,120    $17,048    $51,945
                                               ======    =======    =======    =======    =======

         The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit for the periods indicated.

                                                                   June 30,
                                      -------------------------------------------------------------------
                                              2000                   1999                    1998
                                      -------------------     -------------------      ------------------
                                       Amount     Percent     Amount      Percent      Amount     Percent
                                       ------     -------     ------      -------      ------     -------
                                                            (Dollars in Thousands)
Transactions and Savings Deposits:
   Demand accounts ...............    $ 12,344       9.2%     $  9,468       7.4%     $  7,514       6.1%
   Savings accounts ..............      53,892      40.4        54,670      42.6        33,412      27.3
   NOW accounts ..................       9,090       6.8         7,744       6.1         6,187       5.1
   Money market accounts .........       6,189       4.6         3,940       3.1        19,609      16.0
                                      --------    ------      --------    ------      --------    ------
Total Non-Certificates ...........      81,515      61.0%       75,822      59.2%       66,722      54.5%
                                      ========    ======      ========    ======      ========    ======
Certificates:
   0.00-3.99% ....................          77       0.1            --        --           612       0.5
   4.00-5.99% ....................      51,868      38.9        52,084      40.7        46,733      38.2
   6.00-7.99% ....................          --        --            93       0.1         8,257       6.8
   8.00% and over ................          --        --            --        --            --        --
                                      --------    ------      --------    ------      --------    ------
Total Certificates ...............      51,945      39.0        52,177      40.8        55,602      45.5
                                      --------    ------      --------    ------      --------    ------
Total Deposits ...................    $133,460    100.00%     $127,999    100.00%     $122,324    100.00%
                                      ========    ======      ========    ======      ========    ======

The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at June 30, 2000.

                                                   0.00-     4.00-     6.00% or            Percent
                                                   3.99%     5.99%     greater    Total    of Total
                                                   -----     -----     -------    -----    --------
                                                               (Dollars in Thousands)
Certificate accounts maturing in quarter ending:
    30-Sep-00 ..................................    $--     $ 3,691     $  --    $ 3,691      7.1%
    31-Dec-00 ..................................     --      10,086        --     10,086     19.4
    31-Mar-01 ..................................      5      11,871        --     11,876     22.9
    30-Jun-01 ..................................     10       9,234        --      9,244     17.8
    30-Sep-01 ..................................     --       7,132        --      7,132     13.7
    31-Dec-01 ..................................     62       3,623        --      3,685      7.1
    31-Mar-02 ..................................     --       1,441        --      1,441      2.8
    30-Jun-02 ..................................     --       1,155        --      1,155      2.2
    30-Sep-02 ..................................     --         708        --        708      1.4
    31-Dec-02 ..................................     --         844        --        844      1.6
    31-Mar-03 ..................................     --         661        --        661      1.3
    30-Jun-03 ..................................     --         531        --        531      1.0
    Thereafter .................................     --         891        --        891      1.7
                                                    ---     -------     -----    -------    -----
    Total ......................................    $77     $51,868     $  --    $51,945    100.0%
                                                    ===     =======     =====    =======    =====
    Percent of total ...........................    0.1%       99.9%      0.0%
                                                    ===     =======     =====

      Borrowed Funds. In the event that the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank ("FHLB"). At June 30, 2000 the Bank had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $7,446,400 with the FHLB. Interest on the line is determined at the time of borrowing. In addition to the overnight line of credit program, the Bank also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgages are pledged by the Bank as collateral to secure the Bank's line of credit and term borrowing.

      At June 30, 2000, the Bank had the following borrowings:

         Amount               Rate         Maturity Date
         ------               ----         -------------
                     (Dollars in Thousands)

         $5,000            6.29% Fixed      08/29/2000
         $2,500            6.82% Fixed      09/02/2004
         $2,500            6.80% Fixed      10/04/2005

Personnel

      As of June 30, 2000, the Bank had 70 full-time employees and 16 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

      Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

      Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of June 30, 2000, was approximately $108,000.

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

      At June 30, 2000, the Bank's total federal pre-1988 reserve was approximately $2.1 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At June 30, 2000, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

      Bad Debt Reserves. The Bank is allowed to utilize the reserve method of accounting for New York State franchise tax purposes and is required to maintain two reserve accounts the Reserve for Losses on Nonqualifying Loans (the "NY NQL Reserve") and the Reserve for Losses on Qualifying Real Property Loans (the "NY QRPL Reserve"). The addition to the NY NQL Reserve must be computed under the "experience method". The addition to the NY QRPL Reserve may be computed under either the experience method or the "percentage of taxable income method" (the "PTI method"). The deduction under the PTI method is equal to 32% of entire net income (before the deduction for the bad debt reserve addition), which must first be allocated to the NY NQL Reserve. The balance, if any, is the allowable addition to the NY QRPL reserve, subject to a limitation based upon 6% of Qualifying Real Property Loans ("QRPL"). As of December 31, 1997, the Bank's NY QRPL Reserve was subject to this limitation.

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

                                   REGULATION

General

      The Bank is a New York-chartered savings bank and the FDIC through the BIF insures its deposit accounts up to applicable limits. The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the New York Superintendent of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both the Company and the Mutual Company, as bank holding companies, are subject to regulation by the Federal Reserve Board and are required to file reports with the Federal Reserve Board. Any change in such regulations, whether by the Department, the FDIC, or the Federal Reserve Board could have a material adverse impact on the Bank, the Company, or the Mutual Company.

      Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Company are referred to below or elsewhere herein.

New York Bank Regulation

      FDIC regulations and other federal law and regulations limit the exercise by an FDIC-insured savings bank of the lending and investment powers under the New York State Banking Law. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.

      The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by FDIC regulations. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in common stock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of investment securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations, which set forth specific investment authority. The Bank has not elected to conduct its investment activities under the "prudent person" standard. A savings bank may also exercise trust powers upon approval of the Department.

      New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities, which may be authorized by the Department. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets. Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include, but are not limited to, requirements that (i) certain loans must be approved in advance by a majority of the entire board of trustees and the interested party must abstain from participating directly or indirectly in the voting on such loan,
(ii) the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii) the loan must not involve more than a normal risk of repayment or present other unfavorable features.

Insurance of Accounts and Regulation by the FDIC

      The Bank is a member of the BIF, which is administered by the FDIC. The FDIC insures deposits up to applicable limits and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the Superintendent an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

Regulatory Capital Requirements

      The Federal Reserve Board and the FDIC have adopted risk-based capital guidelines for bank holding companies and banks under their supervision. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Company and the Bank are required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

      These guidelines divide the Company's and the Bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

At June 30, 2000, the Company and the Bank exceeded all regulatory capital requirements.

Standards for Safety and Soundness

      The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted additions to the Guidelines, which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by federal law. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Limitations on Dividends and Other Capital Distributions

      The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law restricts the Bank from declaring a dividend, which would reduce its capital below (i) the amount required to be maintained by state and federal law and regulations, or
(ii) the amount of the Bank's liquidation account established in connection with the December 1998 Reorganization. New York law also prescribes that dividends declared by a stock savings bank in any calendar year shall not exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, plus any required transfer to surplus or for the retirement of any preferred stock, unless approved by the Superintendent.

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

      Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of June 30, 2000, the Bank had no securities pursuant to this exception.

Transactions with Affiliates

      Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding companies of a savings bank and any companies that are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.
Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

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

Holding Company Regulation

      Federal Bank Holding Company Regulation. The Company, as the sole shareholder of the Bank, is a bank holding company. Bank holding companies are subject to comprehensive regulation and regular examinations by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

      The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) are substantially similar to those of the FDIC for the Bank. The Company's stockholders' equity exceeded these requirements as of June 30, 2000.

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

      Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks "opted out" by adopting a law which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. In response to Riegle-Neal, the State of New York enacted laws allowing interstate mergers and branching on a reciprocal basis.

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

      Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized".

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

      Dividend Waivers by the Mutual Holding Company. It has been the policy of many mutual holding companies to waive the receipt of dividends declared by any savings institution subsidiary or its holding company. The Federal Reserve Board imposes certain conditions on the waiver by the Mutual Company of dividends paid on the Common Stock. In particular, the Mutual Company is expected to be required to obtain prior Federal Reserve Board approval before it may waive any dividends. As of the date hereof, management does not believe that the Federal Reserve Board has given its approval to any waiver of dividends by any mutual holding company that has requested its approval.

      The Federal Reserve Board requires that the amount of any waived dividends are not available for payment to ("Minority Stockholders") and must be excluded from capital for purposes of calculating dividends payable to stockholders other than the Mutual Company. Moreover, the cumulative amount of waived dividends must be maintained in a restricted capital account, which would be added to any liquidation account of the Bank, and would not be available for distribution to Minority Stockholders. If the Mutual Company converts to stock form in the future, any waived dividends would reduce the percentage of the converted company's shares of Common Stock issued to Minority Stockholders in connection with any such transaction.

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

      Conversion of the Mutual Company to Stock Form. New York law, regulations of the Department and the Plan of Reorganization permit the Mutual Company to convert from the mutual to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of trustees has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, certain depositors of the Bank would receive the right to subscribe for additional shares of the resulting entity. In a Conversion Transaction, each share of Common Stock outstanding immediately prior to the completion of the Conversion Transaction held by persons other than the Mutual Company would be automatically converted into and become the right to receive a number of shares of Common Stock of the resulting entity determined pursuant to an exchange ratio that ensures that after the Conversion Transaction, subject to certain adjustments to reflect the percentage of the to-be outstanding shares of the resulting entity issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction.

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

Community Reinvestment Act

      Under the Community Reinvestment Act, as amended (the "CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the FDIC, in connection with its examination of a savings institution to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Bank's latest CRA rating was "outstanding".

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

      The Bank's NYCRA rating as of its latest examination was "outstanding".

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. At June 30, 2000, the Bank had $879,000 of FHLB stock. The dividend yield from FHLB stock was 7.53% at June 30, 2000. No assurance can be given that such dividends will continue in the future at such levels.

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

Reports to Security Holders

      The Company files annual and quarterly reports with the SEC on Forms 10-KSB and 10-QSB, respectively. The Company also files current reports on the Form 8-K with the SEC. Finally, the Company files preliminary and definitive proxy materials with the SEC.

      The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.

ITEM 2. Properties

      The Bank currently conducts its business through four full-service banking offices. Both the Company and the Bank maintain their executive offices at the Operations Center, 302 Main Street, Catskill, New York. The following table sets forth the Bank's offices as of June 30, 2000. The Bank's current facilities are considered by management to be adequate for the needs of the Bank and the Company in the foreseeable future.

                                                                          Net Book Value
                                               Original                   of Property or
                                  Leased         Year          Date of       Leasehold
                                    or         Leased or        Lease     Improvements at
     Location                     Owned        Acquired       Expiration   June 30, 2000
     --------                     -----        --------       ----------   -------------
                                                                           (In Thousands)
Main Office: (1)
Main & Church Streets             Owned          1963             --          $  190
Catskill, New York 12414

Full Service Branches:
Route 385                         Owned          1974             --              70
West Coxsackie, NY 12051

Main Street                       Owned          1988             --             241
Cairo, NY 12413

Route 32                          Owned          1997             --             924
Greenville, NY 12083

Main Street
Tannersville, NY 12485            Owned          2000             --           1,170

Operations Center:
302 Main Street                   Owned          1999             --             532
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

ITEM 7. Selected Financial Data

      The selected financial information for the year ended June 30, 2000 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The "Proposal I - Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") is incorporated herein by reference.

ITEM 10. Executive Compensation

      The "Proposal I - Election of Directors" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

      The "Proposal I - Election of Directors" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions

      The "Transactions with Certain Related Persons" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows, all of which are included in the Annual Report to Stockholders (Exhibit 13):

            (A)   Report of Independent Accountants

            (B)   Consolidated Statements of Condition

            (C)   Consolidated Statements of Operations

            (D)   Consolidated Statements of Changes in Equity

            (E)   Consolidated Statements of Cash Flows

            (F)   Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules

      All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2000 is not deemed to be filed as part of this report except as expressly provided herein.

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

                                        GREENE COUNTY BANCORP, INC.


Date: September 19, 2000                By: /s/ J. Bruce Whittaker
                                           -------------------------------------
                                           J. Bruce Whittaker
                                           President and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Michelle Plummer                By: /s/ Walter H. Ingalls
   --------------------------------        -------------------------------------
   Michelle Plummer                        Walter H. Ingalls
   Chief Financial Officer                 Chairman of the Board

Date:  September 19, 2000               Date:  September 19,2000


By: /s/ Richard J. Buck                 By: /s/ Raphael Klein
   --------------------------------        -------------------------------------
   Richard J. Buck                         Raphael Klein
   Director                                Director

Date:  September 19, 2000               Date:  September 19, 2000


By: /s/ Paul Slutsky                    By: /s/ Anthony Camera, Jr.
   --------------------------------        -------------------------------------
   Paul Slutzky                            Anthony Camera, Jr.
   Director                                Director

Date:  September 19, 2000               Date:  September 19, 2000


By: /s/ David H. Jenkins                By: /s/ Dennis R. O'Grady
   --------------------------------        -------------------------------------
   David H. Jenkins, DVM                   Dennis R. O'Grady
   Director                                Director

Date:  September 19, 2000               Date:  September 19, 2000


By: /s/ Martin C. Smith
   --------------------------------
   Martin C. Smith
   Director

Date: September 19, 2000