Form 10QSB
period 2000-09-30
GREENE COUNTY BANCORP INC
filed 2000-11-15
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

 [x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT


                           GREENE COUNTY BANCORP, INC.

        (Exact name of small business issuer as specified in its charter)

                         Commission file number 0-25165



       Delaware                                          14-1809721
-------------------------------           -------------------------------------
(State or other jurisdiction of
 incorporation or organization)         (I.R.S. Employer  Identification Number)


302 Main Street, Catskill, New York                      12414
----------------------------------------           ------------------
(Address of principal executive office)               (Zip code)

                                  518-943-2600
               (Registrant's telephone number, including area code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         YES   X                      NO________
            ------

As of November 6,2000, 2,152,835 shares of the registrant's common stock, $.10 par value, were issued and 2,045,253 were outstanding.

                           Greene County Bancorp, Inc.

Index

Part I.  Financial Information                                             Page

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition                       1
         Consolidated Statements of Income                                    2
         Consolidated Statements of Comprehensive Income                      3
         Consolidated Statements of Changes in Shareholders' Equity           4
         Consolidated Statements of Cash Flows                                5
         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         7-11


Item 3.  Market Risk                                                       11-12


Part II.  Other Information

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

         Signature Page



                            Greene County Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                   As of September 30, 2000 and June 30, 2000



                                             September 30, 2000    June 30, 2000
                                                    (Unaudited)
Assets:
Cash and due from banks                         $ 1,975,342         $ 6,013,605
Federal funds sold                                5,900,000           9,800,000
                                                  ---------         ------------
   Total cash and cash equivalents                7,875,342          15,813,605

Investment securities, at fair value             52,506,780          44,807,624
Federal Home Loan Bank stock, at cost               879,100             879,100

Loans                                           100,061,260          98,960,189
Less: Allowance for loan losses                    (883,689)           (866,443)
      Unearned origination fees and cost, net      (263,749)           (275,118)
                                                  ---------           ----------
Net loans receivable                             98,913,822          97,818,628

Purchased mortgage servicing rights                     ---           1,105,599
Premises and equipment                            5,059,915           5,113,620
Accrued interest receivable                       1,260,382           1,164,735
Prepaid expenses and other assets                   589,161             880,632
Other real estate owned                             151,133             151,133


Total assets                                   $167,235,635        $167,734,676
                                                ============         ===========

Liabilities and shareholders' equity:
Non-interest bearing deposits                   $13,777,839        $ 12,344,344
Interest bearing deposits                       118,971,629         121,115,904
                                                -----------         -----------
   Total deposits                               132,749,468         133,460,248

Borrowings from FHLB                             10,000,000          10,000,000
Accrued interest and other liabilities              336,595             455,912
Accrued income taxes                                306,623             224,567


Total liabilities                              $143,392,686        $144,140,727

Shareholders' equity
Common stock, par value $.10 per share;
   authorized 4,000,000;
   issued 2,152,835; outstanding 2,045,235          215,284             215,284
Additional paid-in capital                       10,319,091          10,319,859
Retained earnings                                15,489,880          15,526,092
Accumulated other comprehensive income (loss)      (278,810)           (524,546)
Less: Treasury stock - 107,600 shares at cost    (1,019,976)         (1,019,976)
  Unearned stock-based compensation                (315,814)           (333,690)
  Unearned ESOP shares - 68,508 shares at cost     (566,706)           (589,074)
                                               ------------        ------------

Total shareholders' equity                       23,842,949          23,593,949

Total liabilities and shareholders' equity     $167,235,635        $167,734,676
                                               ============        ============


See notes to consolidated financial statements

                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                         2000           1999
Interest income:
Loans                                                $1,872,727     $1,747,258
Investment securities                                   523,453        613,260
Mortgage-backed securities                              110,742         74,480
Tax free securities                                     114,550         85,610
Interest bearing deposits and federal funds sold        176,487         60,426
                                                     ----------     ----------

Total interest income                                 2,797,959      2,581,034

Interest expense:
Interest on deposits                                  1,202,099      1,136,848
Interest on borrowings                                  167,475         13,547
                                                     ----------     ----------

Total interest expense                                1,369,574      1,150,395

Net interest income                                   1,428,385      1,430,639
                                                     ----------     ----------

Less: Provision for loan losses                          15,000         45,000
                                                     ----------     ----------

Net interest income after provision for loan losses   1,413,385      1,385,639

Noninterest income:
Service charges on deposit accounts                     122,791         82,920
Other operating income                                  128,066         76,270
                                                     ----------     ----------

Total noninterest income                                250,857        159,190

Noninterest expense:
Salaries and employee benefits                          703,930        563,891
Occupancy expense                                        91,543         74,249
Equipment and furniture expense                          77,714         70,240
Service fees                                            126,530        142,016
Office supplies                                          23,786         28,769
Other                                                   380,417        303,532
                                                     ----------     ----------

Total noninterest expense                             1,403,920      1,182,697
                                                     ----------     ----------

Income before provision for income taxes                260,322        362,132

Provision for income taxes                               48,658        138,907
                                                     ----------     ----------

Net income                                           $  211,664     $  223,225
                                                     ==========     ==========

Per Share Data:
Basic earnings per share                                  $0.11          $0.11
Diluted earnings per share                                $0.11          $0.11


See notes to consolidated financial statements

                           Greene County Bancorp, Inc.
                 Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)




                                                           2000          1999

Net income                                               $211,664     $ 223,225

Other comprehensive income (loss):

Reclassification adjustment, net of income
tax expense($6,325)                                         8,384           ---

Unrealized holding gain (loss) arising during the
 three months ended  September  30, 2000 and
 1999, net of tax (expense) benefit of ($185,380)
 and $139,691,respectively.
                                                          237,352      (201,385)
                                                         --------      --------

Total other comprehensive income (loss)                   245,736      (201,385)
                                                         --------      ---------


Comprehensive income                                     $457,400       $21,840
                                                         ========     =========



See notes to consolidated financial statements

                           Greene County Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity For the Three Months Ended September 30, 2000 and 1999





                                                             Accumulated
                                 Additional                     Other         Unearned                  Unearned        Total
                      Capital      Paid-In     Retained      Comprehensive  Stock-based   Treasury        ESOP      Shareholders'
                      Stock        Capital      Earnings        Income      Compensation    Stock        Shares         Equity

Balance at
June 30, 1999         $195,706    $8,202,655   $16,354,339    ($118,394)    $ ----         $ ---         ($712,440)    $23,921,866

Stock dividend          19,578     1,766,896    (1,786,474)                                                               ---

ESOP shares earned                    (1,251)                                                              16,680          15,429


Treasury stock
repurchased                                                                                (639,626)                      (639,626)

Net income                                         223,225                                                                 223,225

Change unrealized
gain (loss) net                                                (201,385)                                                  (201,385)


Balance at
September 30, 1999   $ 215,284    $9,968,300  $ 14,791,090    ($319,779)    $   ---        ($639,626)   ($695,760)     $23,319,509
                      ========   ===========   ===========    =========     ==========    ===========  ===========  ==============




Balance at           $215,284    $10,319,859  $15,526,092    ($524,546)     ($333,690)   ($1,019,976)   ($589,074)     $23,593,949
June 30, 2000

ESOP shares earned                      (768)                                                              22,368           21,600


Stock-based
compensation
earned                                                                         17,876                                       17,876

Dividends paid                                    (247,876)                                                               (247,876)

Net income                                         211,664                                                                 211,664

Change unrealized
gain (loss) net                                                 245,736                                                    245,736

Balance at
September 30, 2000   $ 215,284  $ 10,319,091  $ 15,489,880    ($278,810)    ($315,814)   ($1,019,976)   ($566,706)    $ 23,842,949
                      ========    ===========  ===========    ==========    ==========   ============  ===========   =============


See notes to consolidated financial statements

                           Greene County Bancorp, Inc.
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2000 and 1999

                                                                                   2000                       1999
                                                                                ---------                 ----------
Cash flows from operating activities:
Net Income                                                                       $211,664                   $223,225
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                                  88,000                     33,000
     Net amortization (accertion) of premiums (discounts)                          (5,474)                    12,612
     Provision for loan losses                                                     15,000                     45,000
     ESOP and other stock-based compensation earned                                40,244                     16,680
     Loss on sale of investments                                                   54,037                        ---
     Loss on sale of other real estate                                                ---                      7,107
     Provision (benefit) for deferred income taxes                                    ---                      9,484
     Net increase in accrued income taxes                                          82,056                     86,813
     Net change in unearned loan fees and costs                                   (11,369)                     5,619
     Net (increase)in accrued interest receivable                                 (95,647)                   (47,730)
     Net decrease (increase)in prepaid and other assets                           106,090                    (63,537)
     Net (decrease) in other liabilities                                         (101,440)                   (26,344)
                                                                                ---------                   ---------
          Net cash provided by operating activities                               383,160                    301,928

Cash flows from investing activities:
     Proceeds from maturities of securities                                     1,289,950                    500,000
     Proceeds from sale of securities and mortgage servicing rights             2,226,765                        ---
     Purchases of securities and other investments                             (8,267,772)                (2,294,897)
     Principal payments on securities                                             978,642                  1,105,736
     Principal payments on mortgage-backed securities                             525,967                    309,771
     Purchases of mortgage-backed securities                                   (2,980,953)                       ---
     Proceeds from sale of other real estate                                          ---                     46,195
     Net increase in loans receivable                                          (1,101,071)                (3,629,744)
     Purchases of premises and equipment                                          (34,295)                  (192,875)
                                                                                ----------                 ----------
          Net cash used by investing activities                                (7,362,768)                 4,155,814)

Cash flows from financing activities:
     Borrowings from FHLB                                                             ---                  2,500,000
     Dividends paid                                                              (247,876)                       ---
     Purchase of unallocated ESOP shares                                              ---                   (639,626)
     Net (decrease) in deposits                                                  (710,780)                  (106,745)
                                                                                ----------                ----------
          Net cash provided by financing activities                              (958,656)                 1,753,629

Net (decrease)used in cash and cash equivalents                                (7,938,263)                (2,100,256)

Cash and cash equivalents at beginning of period                               15,813,605                  6,135,746
                                                                               ----------                 ----------

Cash and cash equivalents at end of period                                     $7,875,342                 $4,035,490
                                                                               ==========                 ==========


See notes to consolidated financial statements

Greene County Bancorp, Inc.
Notes to Financial Statements
As of and for the Three Months Ended September 30, 2000 and 1999


(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Bank of Greene County (the "Bank"). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented have been included. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2001.

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

(2)      Nature of Operations

The Bank has five full service offices and an operations center located in its market area consisting of Greene County, New York. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds in loans and investment securities.

(3)      Reorganization and Stock Offering

Greene County Bancorp, Inc. is a Delaware corporation organized in December 1998 by The Bank of Greene County in connection with the conversion of the Bank from a New York chartered mutual savings bank to a capital stock form of organization and reorganization to a two-tiered mutual holding company. The Company was formed for the purpose of acquiring all of the capital stock of the Bank upon completion of the reorganization. The reorganization and offering were completed on December 30, 1998. Prior to that date, the Company had no assets and no liabilities. The financial statements presented for periods prior to the reorganization are for the Bank as the predecessor entity to the Company.

Completion of the offering resulted in the issuance of 1,957,057 shares of common stock,1,047,560 shares (53.5%) of which were issued to the Greene County Bancorp, MHC, the Company's mutual holding company, 871,082 shares (44.5%) of which were sold to eligible depositors of the Bank or issued to the Bank's ESOP and 38,415 shares (2%) of which were issued to The Bank of Greene County Char-itable Foundation, at $10.00 per share. Costs related to the offering, primarily marketing fees paid to investment banking firms,professional fees, registration fees, and printing and mailing costs, were $694,211: the net proceeds of the offering excluding these cost amounted to $8,016,709.
The Bank's ESOP acquired 36,380 shares at issuance and an additional 36,380 shares were purchased by the ESOP in the open market after the initial offering.

The Bank established a liquidation account, as of the date of the conversion,in the amount of $15.7 million, equal to its net worth as of the date of the latest consolidated statements of financial condition appearing in the final prospectus The liquidation account is maintained for the benefit of eligibl pre-conversion account holders who continue to maintain their accounts at the Bank after the date of conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled, under New York State Law, to receive a distribution from the liquidation account in an amount equal to their current adjusted account balances for all such depositors then holding qualifying deposits in the Bank.

(4)      Earnings Per Share

Basic earnings per share ("EPS") on common stock is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as Basic EPS, but reflects potential dilution of common stock equivalents.

In calculating the weighted average number of shares outstanding, the results of a stock dividend, stock repurchase program and unallocated ESOP shares were taken into account. The Board of Directors approved a 10% stock dividend on July 6, 1999 for shareholders of record July 26, 1999, effective August 9, 1999. As a result of the stock dividend, 195,778 new shares were issued bringing the total number of shares issued to 2,152,835. Shareholders who would have received a fractional share as a result of the dividend were rounded up to the next whole number. The effect of the stock dividend has been given retroactive treatment in the calculation of EPS for all periods presented. During January 2000, the repurchase program was completed and the Company had repurchased 107,600 shares for $1,019,976 at an average cost of $9.48. At September 30, 2000, 11,528 shares of the 80,036 shares of common stock in the ESOP were outstanding and allocated to employees leaving 68,508 unallocated, and excluded from the calculation for the number of shares outstanding.


                                Weighted Average
                                Number of Shares
      Three Months Ended     Net Income     Outstanding       Earnings Per Share

September 30, 2000:           $211,664
   Basic EPS                                $1,976,727              $0.11
   Diluted EPS                              $1,984,976              $0.11


September 30, 1999:           $223,225
   Basic EPS                                $2,058,454               $0.11
   Diluted EPS                              $2,058,454               $0.11


(5) Dividends

The Board of Directors approved a semi-annual $0.12 cash dividend on July 18, 2000, for shareholders of record August 1, 2000, payable August 15, 2000.



(6)      Impact of New Accounting Standards

FASB Statement on Derivatives and Hedging Activities. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition at fair value. A specific accounting treatment applies to each type of hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and, accordingly, was adopted by the Company in the fiscal year beginning on July
1, 2000. The Company has not engagedin derivatives and hedging activities cov-ered by the new standard, and does not expect to begin such activities. Accordingly, the adoption of SFAS No. 133 has no impact on the Company's consolidated financial statements.

FASB Statement on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 140. This Statement replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125s' provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Accordingly, this Statement will be adopted by the Company during the quarter ending June 30, 2001. Management has not yet evaluated the impact the adoption of SFAS 140 will have on the Companys' consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

The Company's results of operations depend primarily on its net interest income, which is the difference between the income earned on the Company's loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses, income and expense pertaining to other real estate owned, gains and losses from sales of securities, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges. The Company's noninterest expenses consist principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect the Company.


Special Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in this Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to (a) change in general market interest rates, (b) general economic conditions, (c) legislative and regulatory changes, (d) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, (e) changes in the quality or composition of the Company's loan and investment portfolios, (f) deposit flows, (g) competition, and (h) demand for financial services in the Company's market area. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements, since results in future periods may differ materially from those currently expected because of various risks and uncertainties.

Comparison of Financial Condition as of September 30, 2000 and June 30, 2000

Total assets decreased to $167.2 million at September 30, 2000 from $167.7 million at June 30, 2000, a decrease of $0.5 million, or 0.3%. The mix of assets shifted between the quarters ended September 30, 2000 and June 30, 2000. Cash and cash equivalents decreased from 9.4% of assets to 4.7% of assets. Investment securities increased from 26.7% of assets to 31.4% of assets between September 30 and June 30 2000. Management took advantage of being able to invest in higher yielding investment alternatives rather than cash. Net loans increased from $97.8 million to $98.9 million between June 30 and September 30, 2000. Management also sold its investment in purchased mortgage servicing rights during the quarter ended September 30, 2000.

Cash and cash equivalents decreased to $7.9 million at September 30, 2000 from $15.8 million at June 30, 2000, a decrease of $7.9 million or 50.0%.
The primary reason for the decrease in cash and cash equivalents was due to purchases of investments and an increased loan portfolio.

Investment securities increased $7.7 million, or 17.2% to $52.5 million at September 30, 2000 as compared to $44.8 million at June 30, 2000. Purchases of securities other than mortgage-backed securities amounted to $8.3 million and mortgage-backed securities purchases amounted to $3.0 million between June 30 and September 30, 2000. These purchases were offset by maturities that amounted to $1.3 million for the quarter ended September 30, 2000. Principal payments on securities and mortgage-backed securities amounted to $1.5 million further offsetting the purchases for the quarter. Management also liquidated its' entire position in a mutual fund,that invested primarily in adjustable mortgages, that amounted to $1.2 million, recording a loss of approximately $15,000. The pro-ceeds from the sale were invested in higher yielding investments, as management attempted to take advantage of the higher interest rate environment.As a result of these purchases there was a shift in the investment portfolio mix.
Corporate securities represented 37.4% or $19.6 million of the portfolio at September 30, 2000 as compared to 26.0% or 12.8 million at June 30, 2000. The increase in corporate debt securities amounted to $6.8 million or 53.1%. Treasury securities represented 10.5% or $4.7 million at June 30, 2000 and 7.1% or $3.7 million of the portfolio at September 30, 2000, a decrease of $1.0 million or 20.8%. The decrease in treasury securities resulted from maturities. Investments in mortgage-backed securities increased $2.0 million or 33.4% to $8.0 million at September 30, 2000 from $6.0 million at June 30, 2000. Mortgage-backed securities represented approximately 13.1% of the investment portfolios at both September and June 30,2000.

Net loans receivable increased to $98.9 million at September 30, 2000 from $97.8 million at June 30, 2000, an increase of $1.1 million or 1.1%. The following net increases occurred in the loan portfolio: installment loans $0.4 million, home equity loans $0.2 million, commercial loans $0.2 million and residential loans $0.2 million. The shift from increases in residential loans seen in previous quarters to other loan types was a result of marketing efforts of these products and decreases in residential loan demand because of increasing interest rates.

Nonaccrual Loans and Nonperforming Assets

                              At September 30, 2000            At June 30, 2000

                                            (Dollars in Thousands)
Nonaccruing loans:
   One- to four-family                  $  775                    $  496
   Commercial real estate                  265                       155
   Consumer                                 15                        21
   Commercial business                     ---                       ---
                                        -------                   ------

Total non-accruing loans                $ 1,055                   $  672
                                        -------                   ------

Real Estate Owned:
   One- to four-family                       42                       42
   Non-farm, nonresidential properties      109                      109
                                        -------                   ------

Total real estate owned                  $  151                   $  151
                                        -------                   ------

Total non-performing assets             $ 1,206                   $  823
                                        =======                   ======

Total non-performing assets
   as a percentage of total assets        0.72%                    0.49%



Purchased mortgage servicing rights were sold during the quarter ended September 30, 2000 at a loss of approximately $39,000. Management was not satisfied with the level of return of the investment compared to the risk involved in the asset.

Total deposits decreased slightly by $0.8 million, from $133.5 million at June 30, 2000 to $132.7 million at September 30, 2000. However, it should be noted that decreases of $2.1 million occurred in interest bearing deposit accounts as a result of escrow payments that were made. This decrease was offset by an increase in non-interest bearing deposits of $1.3 million, partially a result of the Banks' new branch which opened in Tannersville, New York.

The Bank rolled over the $5.0 million short-term borrowing with the FHLB at a rate of 6.64% until October 29, 2000. The Bank intends to continue to roll the borrowing and take advantage of spread opportunities between the cost of the borrowed money and loans.

The changes in retained earnings were a result of net income of $211,664 and dividends paid to shareholders of $247,876. The Board of Directors approved a semi-annual $0.12 cash dividend on July 18, 2000, for shareholders of record August 1, 2000, payable August 15, 2000.


Comparison of Operating Results For the Three Months Ended
              September 30, 2000 and 1999

General

The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of residential and commercial real estate loans, consumer loans and securities available for sale, and the interest paid on interest-bearing liabilities consisting of deposits and borrowings from the Federal Home Loan Bank. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities as well as a function of the average balance of interest-bearing assets as compared to interest-bearing liabilities. The Company's earnings are also affected by its fees, service charges, gains or losses on sales of securities, as well as its level of operating and other expenses, including salaries and employee benefits, occupancy and equipment costs, data processing expense, marketing and advertising costs.


Interest Income

Total interest income increased $217,000 when comparing the three months ended September 30, 1999 and 2000. The overall increase was affected by increases in average balances of loans and federal funds. The average balance of net loans receivable increased approximately $7.7 million and the average yield on loan balances also increased approximately 14 basis points. However, these increases were partially offset by increases in nonaccrual loans. Increases in the average balance of federal funds of approximately $5.8 million and a 50 basis point increase in the yield on such balances caused the increase in federal funds and other interest bearing deposits interest to increase from $60,000 to $176,000.

Interest Expense

Total interest expense increased $220,000 from $1,150,000 for the three-month period ended September 30, 1999 to $1,370,000 for the three-month period ended September 30, 2000. The most significant factor affecting the increase was the borrowing from FHLB for $10.0 million for which the balance was outstanding the entire three-month period as compared to $2.5 million for approximately three weeks during the three-month period ended September 30, 1999. Consequently, interest on borrowings amounted to approximately $167,500 for the period ended September 30, 2000 as compared to $13,500 for the period ended September 30, 1999. Increasing average balances in saving and escrow accounts as well as increasing interest rates of 35 basis points offered on certificate of deposit accounts affected interest on deposit accounts. The increase in rates on certificate of deposit accounts was a result of the overall higher interest rate environment stimulated by Federal Reserve interest rate hikes which occurred during the last calendar quarter of 1999 and throughout 2000. Also, contributing to a higher certificate of deposit rate was a deposit special that was offered in association with the new branch opening in Tannersville, New York.

Net interest margin for the three-month period ended September 30, 2000 amounted to 3.61% as compared to 3.86% for the three-month period ended September 30, 1999. The decrease in margin of 25 basis points is a result of the increased levels of borrowings and the overall increased interest rate environment. These same factors also affected the interest rate spread which decreased to 3.26% for the three-month period ended September 30, 2000 from 3.45% for the three-month period ended September 30, 1999.

Provisions For Loan Losses

The Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for losses at a level deemed appropriate to absorb future charge-offs and loans deemed uncollectible. In determining the appropriate levels of allowance for loan losses, management considers past and anticipated loss experience, collateral values, current and anticipated economic conditions, volume and type of lending activities and levels of non-performing and other loans. The allowance is based on estimates and the ultimate losses may vary from such estimates. Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

Provision for loan losses amounted to $15,000 for the three-months ended September 30, 2000 as compared to $45,000 for the three-months ended September 30, 1999. The allowance for loan loss was $884,000 or approximately 0.89% of total loans at September 30, 2000.


Noninterest Income

Noninterest income increased to $251,000 for the three months ended September 30, 2000 as compared to $159,000 for the three-months ended September 30, 1999. The increase of $92,000 resulted from increased service charges for such services as insufficient funds presentments and an increase in the overall number of transaction accounts. Other operating income also increased
$52,000 to $128,000 for the three-month period ende September 30, 2000 compared to $76,000 for the three-month period ended September 30, 1999. The increase resulted from increases in ATM transaction charges, debit card fee income, and merchant credit card processing fees.

Noninterest expense increased $221,000 to $1,404,000 for the three months ended September 30, 2000 as compared to $1,183,000 for the three months ended September 30, 1999. Salaries increased $140,000 to $704,000 for the three-months ended September 30, 2000 as compared to $564,000 for the three months ended September 30, 1999. The increases were partially a result of the increased staffing levels associated with the new Tannersville branch and additional MIS staff. Another item affecting salaries and employee benefits was non-cash expense associated with the Management Recognition Plans, and ESOP Plans. The increased staff levels have also increased expenses associated with employee retirement plans such as the 401K Plan and the multi-employer defined benefit plan.

Occupancy and equipment and furniture expenses such as depreciation increased as a result of the new branch and upgraded computer systems.
Contributing to the increases in other noninterest expense were losses associated with the sale of a mutual fund interest and sale of the participation in purchase mortgage servicing rights. These losses amounted to $54,000 for the sales.

Increases in noninterest expense have adversely affected the efficiency ratio that increased to 83.6% for the quarter ended September 30, 2000 as compared to 74.39% for the quarter ended September 30, 1999. Several items are contributing the to higher ratios including expanded branching facilities and an operations center, staff for positions created as a result of expansion efforts and losses on sales of two investments.

Income Taxes

Provisions for income taxes were affected by the losses associated with the sales of the aforementioned two investments and a cash refund received in association with a rehabilitation tax credit.

Item 3. Market Risk

The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition.

During the past few months the higher interest rate environment has resulted in decreased loan demand levels than has been seen in the past few years of relatively low interest rates. Based on historic deposit trends, its current pricing strategy, and the impending merger of a local competitor with an out-of-area bank management expects to retain a large portion of its existing deposit base and perhaps attract new deposits' from customers preferring the local community bank. The Company experienced insignificant changes in the overall level of deposits when comparing September 30, 2000 to September 30, 1999.

Loan commitments totaled $2.6 million at September 30, 2000. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

The Company's most liquid assets include cash and federal funds sold. At September 30, 2000 such assets amounted to $7.8 million, or 4.7% of assets. Management also holds all investment securities as available for sale and could consider the sale of securities as an option if liquidity were needed.

Stockholders' equity increased to $23.8 million at September 30, 2000 as compared to $23.6 million at June 30, 2000. The increase was primarily a result of reduced unrealized losses on the available-for-sale portfolio associated with accumulated other comprehensive income which amounted to unrealized losses of approximately $279,000 at September 30, 2000 as compared to $525,000 at June 30, 2000. Other items affecting stockholders' equity were net income of $211,664 and cash dividend payments amounting to $247,876.
Stockholders' equity represented 14.3% of total assets at September 30, 2000. The Bank met all capital requirements to be considered a well-capitalized institution.

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

      Date:  November 14, 2000

      By: /s/ J. Bruce Whittaker



      J. Bruce Whittaker
      President and Chief Executive Officer





      Date:  November 14, 2000

      By: /s/ Michelle Plummer



      Michelle Plummer
      Chief Financial Officer