Form 10QSB
period 2000-12-31
GREENE COUNTY BANCORP INC
filed 2001-02-14
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES AND EXCHANGE ACT of 1934

FOR THE QUARTER ENDED DECEMBER 31, 2000

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

GREENE COUNTY BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Commission file number 0-25165

Delaware

(State or other jurisdiction of incorporation or organization)

14-1809721

(IRS Employer Identification No.)

302 Main Street, Catskill, New York 12414

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

YES [X]     NO__  [  ]

As of February 8, 2001, 2,033,235 the latest practicable date, shares of the registrant's common stock, $ .10 par value, were issued and outstanding.

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

                                           Greene County Bancorp, Inc.
                                  Consolidated Statements of Financial Condition
                                     As of December 31, 2000 and June 30, 2000

                                               December 31, 2000   June 30, 2000
                                               (Unaudited)

ASSETS
Cash and due from banks                          $6,073,171           $6,013,605
Federal funds sold                                5,900,000            9,800,000
                                               -----------------   -------------
    Total cash and  cash equivalents             11,973,171           15,813,605

Investment securities, at fair value             49,964,438           44,807,624
Federal Home Loan Bank stock, at cost               879,100              879,100

Loans                                           102,810,714           98,960,189
Less: Allowance for possible loan losses          (891,951)            (866,443)
Less: Unearned origination fees and costs,net     (264,409)            (275,118)
                                               -----------------   -------------
    Net loans receivable                        101,654,354           97,818,628

Purchased mortgage servicing rights                     ---            1,105,599
Premises and equipment                            5,034,205            5,113,620
Accrued interest receivable                       1,356,511            1,164,735
Prepaid expenses and other assets                   369,308              880,632
Other real estate owned                                 ---              151,133
                                               -----------------   -------------

               Total Assets                    $171,231,087         $167,734,676
                                              =================   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                   $15,115,630          $12,344,344
Interest bearing deposits                       120,909,420          121,115,904
                                               -----------------   -------------
    Total deposits                              136,025,050          133,460,248

FHLB Borrowings                                  10,000,000           10,000,000
Accrued interest and other liabilities              379,929              455,912
Accrued income taxes                                329,651              224,567
                                               -----------------   -------------

                Total Liabilities               146,734,630          144,140,727
                                              -----------------   --------------

Shareholders' Equity
Common stock, par value $.10 per share;
authorized 4,000,000;
Issued: 2,152,835 at December 31 and
June 30, 2000

Outstanding: 2,045,235 at December 31,
and June 30, 2000                                  215,284              215,284
Additional paid-in capital                       10,318,323           10,319,859
Retained earnings                                15,739,501           15,526,092
Accumulated other comprehensive income               85,601            (524,546)
Less: Treasury stock, shares at cost             (1,019,976)          (1,019,976)
Less: Unearned ESOP shares, at cost                (544,338)            (589,074)
Less: Unearned stock-based compensation            (297,938)            (333,690)
                                              -----------------   -------------
   Total shareholders' equity                    24,496,457           23,593,949

   Total liabilities and shareholders' equity  $171,231,087         $167,734,676
                                               =================   =============

See notes to consolidated financial statements

                                       Greene County Bancorp, Inc.
                                 Consolidated Statements of Income
                                            (Unaudited)
         For the Three Months and Six Months Ended December 31, 2000 and 1999

                                           Three Months Ended
                                              December 31,
                                                 2000                 1999
Interest income:
  Loans                                      $1,954,717          $1,809,238
  Investment securities                         566,286             534,226
  Mortgage-backed securities                    124,247              68,341
  Tax free securities                           114,215             125,045
  Interest bearing deposits and fed funds        91,304              77,598
                                             -----------     --------------
         Total interest income                2,850,769           2,614,448

Interest expense:
  Interest on deposits                        1,208,546           1,113,563
  Interest on borrowings                        170,489             138,214
                                             -----------     --------------
         Total interest expense               1,379,035           1,251,777

Net interest income                           1,471,735           1,362,671
                                             -----------     --------------

  Less: provision for loan losses                15,000              30,000
                                             -----------     --------------

Net interest income after provision
  for loan losses                             1,456,735           1,332,671
                                             -----------     --------------

Noninterest income:
  Service charges on deposit accounts           135,542              93,405
  Other operating income                        165,405             140,662
                                             -----------     --------------
         Total other income                     300,947             234,067

Noninterest expense:
  Salaries and employee benefits                725,996             599,272
  Occupancy expense                             100,756              76,082
  Equipment and furniture expense                80,219              63,970
  Service and data processing fees              126,670             128,776
  Office supplies                                32,018              35,439
  Other operating expense                       318,902             322,693
                                             ----------     ---------------
         Total noninterest expense            1,384,561           1,226,232

      Income before tax provision               373,121             340,506

Provision for income taxes                      123,500              88,137

Net Income                                     $249,621            $252,369
                                             ==========     ===============

Weighted average EPS                              $0.13               $0.13
Weighted average shares                       1,978,749           1,992,258

Diluted EPS                                       $0.13               $0.13
Diluted Weighted average shares               1,995,526           1,992,258

Six Months Ended
    December 31,
     2000              1999

   $3,827,443       $3,556,496
    1,089,740        1,109,444
      234,989          142,821
      228,765          248,698
      267,791          138,023
 -------------    ------------
    5,648,728        5,195,482

    2,410,645        2,250,412
      337,964          151,760
 -------------    ------------
    2,748,609        2,402,172

    2,900,119        2,793,310
 -------------    ------------

       30,000           75,000
 -------------    ------------

    2,870,119        2,718,310
 -------------    ------------

      258,332          176,325
      293,472          216,931
 -------------    ------------
      551,804          393,256

    1,429,926        1,163,163
      192,298          150,331
      157,933          134,210
      253,200          270,792
       55,804           64,208
      699,319          626,224
 ------------    ------------
    2,788,480        2,408,928

      633,443          702,638

      172,158          227,043

     $461,285         $475,595
  ============    ============

        $0.23            $0.24
    1,979,944        2,023,442

        $0.23            $0.24
    1,992,588        2,023,442

See notes to consolidated financial statements

                                         Greene County Bancorp, Inc.
                                Consolidated Statement of Comprehensive Income
                                                 (Unaudited)
                      For the Three Months Ended December 31, 2000 and 1999

                                                      2000                 1999

Net income                                         $249,621             $252,369

Other comprehensive income (loss):

  Unrealized holding gain(loss)arising
  during the three months
  ended December 31, 2000 and 1999, net of
  tax (expense)/benefit of
  ($259,448) and $114,847, respectively.            389,646             (152,239)

  Reclassification adjustment for gains
  arising during the three months
  ended December 31, 2000,                         (25,235)                ---
  net of tax (expense) of ($19,037)               ------------         ---------

Total other comprehensive income (loss)             364,411             (152,239)

Comprehensive income                               $614,032             $100,130
                                                   ========           ==========

                                  Greene County Bancorp, Inc.
                        Consolidated Statement of Comprehensive Income
                                        (Unaudited)
                     For the Six Months Ended December 31, 2000 and 1999

                                                     2000           1999

Net income                                         $461,285       $475,595

Other comprehensive income (loss):

  Unrealized holding gain(loss) arising during
  the six months ended December 31,
  2000 and 1999, net of tax (expense)/
  benefit of ($444,829)
  and $254,538, respectively.                       626,998       (353,624)

  Reclassification adjustment for gains arising
  during the six months
  ended December 31, 2000, net of tax (expense)
  of ($12,712)                                      (16,851)          ---
                                                   --------       --------

Total other comprehensive income (loss)             610,147      (353,624)

Comprehensive income                             $1,071,432       $121,971
                                                 ==========       ========

See notes to consolidated financial statements

                                  Greene County Bancorp, Inc.
                 Consolidated Statements of Changes in Shareholders' Equity
                                        (Unaudited)
                      For the Six Months Ended December 31, 2000 and 1999

                                                                  Accumulated
                                        Additional                  Other
                                Stock   Paid - In     Retained    Comprehen...
                               Amount    Capital       Earnings     Income

Balance at
June 30, 1999                 $195,706  $8,202,655   $16,354,339  ($118,394)

Stock dividend                  19,578   1,766,896    (1,786,474)

ESOP shares earned                          (2,603)

Treasury stock repurchased

Net income                                               475,595

Change in unrealized
  gain/(loss) on securities
 available for sale, net of
  applicable defer income taxes                                     (353,624)

                              --------  -----------  -----------  -----------
Balance at
December 31, 1999             $215,284  $9,966,948   $15,043,460   ($472,018)
                              ========  ===========  ===========  ===========

Balance at June 30, 2000      $215,284 $10,319,859  $15,526,092    ($524,546)

ESOP shares earned                          (1,536)

Stock-based compensation earned

Net income                                              461,285

Dividends                                              (247,876)

Change in unrealized
  gain/(loss) on securities
  available for sale, net of
  applicable defer income taxes                                      610,147

                              --------  -----------  -----------  ----------
Balance at

December 31, 2000             $215,284 $10,318,323  $15,739,501      $85,601
                              ========  ===========  ===========  ===========

                       Unearned
            Unearned     Stock-        Total
Treasury     ESOP        Based      Shareholders'
  Stock     Shares       Compen..      Equity

      ---   ($712,440)        ---    $23,921,866

                                             ---

               33,360                     30,757

  (906,201)                             (906,201)

                                         475,595

                                        (353,624)

- --------  --------------------- ---------------

 ($906,201) ($679,080)        ---    $23,168,393
==========  ===================== ===============

($1,019,976) ($589,074)  ($333,690)  $23,593,949

               44,736                     43,200

                           35,753         35,753

                                         461,285

                                        (247,876)

                                         610,147

----------  ----------  ----------- --------------

($1,019,976) ($544,338)  ($297,938)  $24,496,457
==========  ==========  ========== ===============

See notes to consolidated financial statements

                            Greene County Bancorp, Inc.
                         Connsolidated Statements of Cash Flows
                                     (Unaudited)
               For the Six Months Ended December 31, 2000 and 1999

                                                            2000          1999

Net Income                                                 $461,285     $475,595

Adjustments to reconcile net income to cash provided by
operating activities:
 Depreciation                                               189,000      120,000
 Net amortization of premiums and discounts                  10,944       62,851
 Provisions for loan losses                                  30,000       75,000
 ESOP and other stock-based compensation earned              80,489       30,858
 Net loss on sales of investments                             9,437         ---
 Net (gain)loss on sale of other real estate                 (6,158)       7,107
 Net increase in accrued income tax                         105,074       60,817
 Net (increase)in accrued interest receivable              (191,776)     (21,773)
 Net (increase) decrease in prepaid and other assets        118,448      (75,054)
 Net (decrease) in other liabilities                        (75,983)     (44,917)
                                                           --------    ---------
     Net cash provided by operating activities              730,760      690,484

 Cash flows from investing activities:
 Proceeds from maturities of securities                   3,173,243    2,455,312
 Proceeds from sale of securities and other investments   2,966,765         ---
 Purchases of securities and other investments           (8,600,503)  (3,612,288)
 Purchases of mortgage-backed securities                 (2,980,941)        ---
 Principal payments on securities                         1,069,079    2,155,603
 Principal payments on mortgage-backed securities         1,302,257      577,503
 Proceeds from sale of other real estate                    157,291       46,195
 Net increase in loans receivable                        (3,865,726)  (6,400,386)
 Purchases of premises and equipment                       (109,585)    (752,092)
                                                          ---------    ---------
      Net cash used by investing activities              (6,888,120)  (5,530,153)

Cash flows from financing activities:
 Borrowings from FHLB                                          ---    10,000,000
 Purchases of treasury stock                                   ---      (906,201)
 Payment of dividends                                      (247,876)        ---
 Net increase in deposits                                 2,564,802       89,412
                                                          ---------    ---------
       Net cash provided by financing activities          2,316,926    9,183,211

Net increase (decrease) in cash and cash equivalents     (3,840,434)   4,343,542

Cash and cash equivalents at beginning of period         15,813,605    6,135,746
                                                        -----------  -----------

Cash and cash equivalents at end of period              $11,973,171  $10,479,288
                                                        ==========  ============

See notes to consolidated financial statements

Greene County Bancorp, Inc
Notes to Consolidated Financial Statements
As of and for the Three and Six Months Ended December 31, 2000 and 1999

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, The Bank of Greene County (the “Bank”). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented have been included. All material inter-company accounts and transactions have been eliminated in consolidation. The results of operations and other data for the three and six months ended December 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2001.

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

(2) NATURE OF ORGANIZATION

The Bank has five full service offices and an operations center located in its market area consisting of Greene County, New York. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds in loans and investment securities.

(3) REORGANIZATION AND STOCK OFFERING

Greene County Bancorp, Inc. is a Delaware corporation organized in December 1998 by The Bank of Greene County in connection with the conversion of the Bank from a New York chartered mutual savings bank to a capital stock form or organization and reorganization to a two-tiered mutual holding company. The Company was formed for the purpose of acquiring all of the capital stock of the Bank upon completion of the reorganization. The reorganization and offering were completed on December 30, 1998.

Completion of the offering resulted in the issuance of 1,957,057 shares of common stock, 1,047,560 shares (53.5%) of which were issued to the MHC, 871,082 shares (44.5%)of which were sold to eligible depositors of the Bank and issued to the Bank’s ESOP, and 38,415 shares (2%)of which were issued to the Bank’s not-for-profit Charitable Foundation ("the Foundation"), at $10.00 per share. The Bank’s ESOP acquired 36,380 shares at issuance and purchased an additional 36,380 shares in the open market after the initial public offering.

The Bank established a liquidation account, as of the date of the conversion, in the amount of $15.7 million, equal to its net worth as of the date of the latest consolidated statements of financial condition appearing in the final prospectus associated with the public offering. The liquidation account is maintained for the benefit of eligible pre-conversion account holders who continue to maintain their accounts at the Bank after the date of conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled, under New York State Law, to receive a distribution from the liquidation account in an amount equal to their current adjusted account balances for all such depositors then holding qualifying deposits in the Bank.

(4) EARNINGS PER SHARE

Basic earnings per share (“EPS”) on common stock is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as Basic EPS, but reflects potential dilution of common stock equivalents.

In calculating the weighted average number of shares outstanding, the results of a stock dividend, stock repurchase program and unallocated ESOP shares were taken into account. The Board of Directors approved a 10% stock dividend on July 6, 1999 for shareholders of record July 26, 1999, effective August 9, 1999. As a result of the stock dividend, 195,778 new shares were issued bringing the total number of shares issued to 2,152,835. Shareholders who would have received a fractional share as a result of the dividend were rounded up to the next whole number. The effect of the stock dividend has been given retroactive treatment in the calculation of EPS for all periods presented. During January 2000, the 1999-2000 repurchase program was completed and the Company had repurchased 107,600 shares for $1,019,976 at an average cost of $9.48. At December 31, 2000, 21,520 shares of the 80,036 shares of common stock in the ESOP were outstanding and allocated to employees leaving 58,516 unallocated, and excluded from the calculation for the number of shares outstanding.

                                                  Weighted
                                                   Average
                                                   Number
                                  Net Income      Of Shares        Earnings Per
                                                 Outstanding           Share
   Three Months Ended

       December 31,2000         $249,621
         Weighted Average EPS                    1,978,749             $0.13
         Diluted EPS                             1,995,526             $0.13

       December 31, 1999        $252,369
         Weighted Average EPS                    1,992,258             $0.13
         Diluted EPS                             1,992,258             $0.13

   Six Months Ended

       December 31, 2000        $461,285
         Weighted Average EPS                    1,979,944             $0.23
         Diluted EPS                             1,992,588             $0.23

       December 31, 1999        $475,595
         Weighted Average EPS                    2,023,442             $0.24
         Diluted EPS                             2,023,442             $0.24

(5) DIVIDENDS

The Board of Directors approved a semi-annual $0.12 cash dividend on July 18, 2000 for shareholders of record August 1, 2000, and payable August 15, 2000.

(6) IMPACT OF AMERICAN STANDARDS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In June 2000, SFAS No.133 was amended by SFAS No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 and SFAS No. 133 are both effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and, accordingly, have been adopted by the Company in the fiscal year beginning on July 1, 2000. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to begin such activities. Accordingly, the adoption of SFAS No. 133 and SFAS No.138 are not expected to have an impact on the Company’s consolidated financial statements.

FASB Statement on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In September 2000, FASB issued SFAS No. 140. This Statement replaces FASB Statement No. 125, Accounting Standards for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carriers over most of Statement 125‘s provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This Statement is effective for transfers and servicing for financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has not yet evaluated the impact to the adoption of SFAS 140 will have on the Company’s consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44,(“FIN “) “Accounting for Certain Transactions Involving Stock Compensation – an interpretation of APB No. 25”. FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000.

Item 2. Management's Discussion and Analysis of Financial Condiition and Results of Operations

General
The Company's results of operations depend primarily on its net interest income, which is the difference between the income earned on the Company's loan and securities portfolios and its cost of funds,consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses, income and expense pertaining to other real estate owned, gains and losses from sales of securities, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges. The Company’s noninterest expenses consist principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable laws, regulations or government policies may materially affect the Company.

Special Note Regarding Forward-Looking Statements
This quarterly report on Form 10-QSB contains forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in this Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to (a)changes in general market interest rates, (b) general economic conditions, (c) legislative and regulatory changes, (d) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, (e) changes in the quality or composition of the Company's loan and investment portfolios, (f) deposit flows, (g) competition, and (h) demand for financial services in the Company's market area. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements, since results in future periods may differ materially from those currently expected because of various risks and uncertainties.

Comparison of Financial Condition at December 31, 2000 and June 30, 2000

     Total assets increased to $171.2 million at December 31, 2000 from $167.7 million at June 30, 2000, an increase of $3.5 million, or 2.1%. The asset growth was a result of increases in the net loan portfolio and the investment portfolio. The growth in assets was funded through increases in non-interest bearing deposits and decreased federal funds sold positions.

     Total cash and cash equivalents including federal funds sold amounted to $12.0 million at December 31, 2000, a decrease of $3.9 million or 24.1% from $15.8 million at June 30, 2000. Federal funds decreased $3.9 million or 39.8% to $5.9 million at December 31, 2000 as compared to $9.8 million at June 30, 2000. The primary reasons for the decrease in federal funds sold were to fund loan demand and investment security purchases.

     Investments amounted to $50.0 million at December 31, 2000, as compared to $44.8 million at June 30, 2000, an increase of $5.2 million or 11.6%. The increase of $5.2 million in investment securities was due to purchases of securities including $3.0 million of mortgage-backed securities over the six-month period ended December 31, 2000. The purchases of securities were offset by sales of securities amounting to $1.9 million. Management liquidated its entire position of $1.2 million in a mutual fund that primarily invests in adjustable mortgages, recording a loss of approximately $15,000. However, another security was sold for approximately $0.7 million at a gain of approximately $44,000. Proceeds from maturities amounted to $3.2 million for the six-months ended December 31, 2000. Principal payments of securities and mortgaged-backed securities amounted to $1.1 million and $1.3 million respectively for the six-months ended December 31, 2000.

     As a result of the investment activities occurring within the six-month period ended December 31, 2000, there were shifts in the portfolio mix. U.S. government securities decreased $2.7 million or 57.4% to $2.0 million at December 31, 2000 as compared to $4.7 million at June 30, 2000. U.S. government securities represented 10.5% of the investment portfolio at June 30, 2000 as compared to 4.0% at December 31, 2001. U.S. agency securities increased $1.9 million or 36.5%, to $7.1 million at December 31, 2000 as compared to $5.2 million at June 30, 2000. U.S agency securities represented 11.6% of the portfolio at June 30, 2000 as compared to 14.2% at December 31, 2000. Mortgage-backed securities increased $0.5 million or 7.7% to $6.5 million at December 31, 2000 as compared to $6.0 million at June 30, 2000. Mortgage-backed securities represented 13.4% of the portfolio at June 30, 2000 as compared to 12.9% at December 31, 2000. Tax-free investments amounted to $10.1 million at December 31, 2000 as compared to $9.9 million at June 30, 2000, representing 20.1% and 22.1% of the portfolio, respectively. Corporate securities increased $7.1 million or 55.5% to $19.9 million or 39.8% of the portfolio at December 31, 2000 as compared to $12.8 million or 28.6% of the portfolio at June 30, 2000. Asset-backed securities amounted to $4.3 million or 8.6% of the portfolio at December 31, 2000 as compared to $4.9 million or 11.0% of the portfolio at June 30, 2000, a decrease of $0.6 million. Management attempted to take advantage of higher yielding securities in anticipation of Federal Reserve interest rate reductions with the significant purchases made over the six-month period. As a result the yield on investments increased 31 basis points to 6.27% for the three-months ended December 31, 2000 as compared to 5.96% for the three-months ended December 31, 1999.

     The net loan portfolio amounted to $101.7 million at December 31, 2000, as compared to $97.8 million at June 30, 2000, an increase of $3.9 million or 4.0%. Increases occurred for all the loan categories. An increase of $1.4 million, or 1.7% in residential mortgages was the largest dollar increase. Significant increases also occurred in installment loans, which grew by $824,000 or 16.9%, and home equity loans, which grew by $698,000 or 15.1% between June 30, and December 31, 2000.

     During the six months ended December 31, 2000, there were $13,000 in charge-offs and $8,700 in recoveries of loans previously charged-off. As a result of these charge-offs, recoveries, and the provisions for loan losses, the balance of the allowance for loan losses at December 31, 2000 increased to $891,951 from $866,443 at June 30, 2000, an increase of $25,508, or 2.9%. The ratio of the net charge-offs to average loans outstanding of $99.2 million during the six months ended December 31, 2000, was less than one percent.

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

Nonaccrual Loans and Nonperforming Assets

                                    At December 31, 2000       At June 30, 2000
                                   (Dollars in Thousands)

     Nonaccruing loans:
       One-to-four family                         $657                 $496
       Commercial real estate                      221                  155
       Consumer                                     45                   21
       Commercial business                         ---                  ---
                                              --------             -------------

       Total nonaccruing loans                    $923                 $672

     Real estate owned:
       One-to-four family                          ---                   42
       Non-farm, nonresidential property           ---                  109
                                            ----------            --------------

     Total real estate owned                       ---                 $151
                                            ----------            --------------

     Total nonperforming assets                   $923                 $823
                                            ----------            --------------

     Total nonperforming assets
       as a percentage of total assets           0.54%                0.49%
Purchased mortgage servicing rights were sold during the quarter ended September 30, 2000 at a loss of approximately $39,000. The servicing rights were sold as management was not satisfied with the level of return of the investment compared to the risk involved in the asset.

Accrued interest receivable increased to $1.4 million at December 31, 2000 as compared to $1.2 million at June 30, 2000, an increase of $0.2 million or 16.6% as a result of increases in the loan and investment portfolios.

Prepaid expenses and other assets decreased to $0.4 million at December 31, 2000 as compared to $0.8 million at June 30, 2000 due primarily to the change in deferred taxes associated with marking to market the available-for-sale investment portfolio. At December 31, 2000, the investment portfolio had unrealized gains of approximately $140,000 as compared to unrealized losses of approximately $915,000 at June 30, 2000.

Total deposits amounted to $136.0 million at December 31, 2000 as compared to $133.5 million at June 30, 2000. The increase occurred in the non-interest bearing deposit category, which grew to $15.1 million at December 31, 2000 as compared to $12.3 million at June 30, 2000, an increase of $2.8 million or 22.8%. Factors contributing to the increase include offering of totally free checking products, and marketing efforts to commercial customers for accounts such as business checking.

In September 1999, the Bank of Greene County borrowed $2.5 million at a rate of 6.82%, maturing in September 2004, from the Federal Home Loan Bank. In October 1999, the Bank borrowed an additional $2.5 million at a rate of 6.8%, maturing in October 2005, from the Federal Home Loan Bank. An additional $5.0 million was borrowed short-term at a rate of 6.67%, maturing in February 2001.

Shareholders’ equity amounted to $24.5 million at December 31, 2000 as compared to $23.6 million at June 30, 2000, an increase of $0.9 million or 3.8%. The increase in shareholders’ equity was a result of net income, dividends declared and paid and increases in unrealized gains on the available-for-sale investment portfolio. Net income for the six-month period ended December 31, 2000 amounted to $461,285. Net income was offset by dividends of $0.12 per share or $247,876 being declared in July 2000 and payable in August 2000. Changes in accumulated comprehensive income resulted from increases in the market value of the available-for-sale investment portfolio of $610,147, net of tax.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999
GENERAL. The Company reported net income of $249,621 for the three months ended December 31, 2000, compared to $252,369 for the three months ended December 31, 1999, a decrease of $2,748 or 1.1%. Basic and diluted earnings per share for quarter ended December 31, 2000, amounted to $0.13 per share, consistent with the prior year quarter ended December 31, 1999.

INTEREST INCOME. Total interest income increased to $2,850,769 for the three months ended December 31, 2000 from $2,614,448 for the three months ended December 31, 1999, an increase of $236,321 or 9.0%. The increase was due to an increase of $5.9 million, or 3.9%, in the average balance of interest earning assets for the three months ended December 31, 2000, and an increase in the average yield on such assets to 7.27% for the period from 6.93% for the earlier-year period. The increased interest environment contributed to the increase in yield. Improvement in net interest rate spread (the difference between yields earned on interest-earning assets and rates paid on deposits and borrowings) also resulted due to the increase in average balances and yield. The net interest rate spread increased to 3.43% for the quarter ended December 31, 2000 as compared to 3.28% for the quarter ended December 31, 1999. Another factor contributing to the improving spread were increases in the non-interest bearing accounts resulting from the offering of totally-free checking and increases in number and average balance of business checking accounts.

INTEREST EXPENSE. Total interest expense increased to $1,379,035 for the three months ended December 31, 2000 from $1,251,777 for the three months ended December 31, 1999, an increase of $127,257 or 10.2%. The average balance of interest bearing liabilities increased to $143.7 million for the quarter ended December 31, 2000 as compared to $137.4 million for the quarter ended December 31, 1999, an increase of $6.3 million or 4.6%. The average rate on such balances also increased 19 basis points to 3.84% for the quarter ended December 31, 2000 as compared to 3.65% for the quarter ended December 31, 1999. The increase in rate was a result of a higher interest rate environment during the later quarter. The increase in average balance was a result of growth in deposits due to the opening of the Company's new Tannersville branch and successful efforts to expand services and relationships with business accounts.

PROVISION FOR LOAN LOSSES. The Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that is deemed appropriate to absorb future charge-offs and loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers past loss experience, collateral values, current economic conditions, volume and type of lending activities and the level of non-performing and other classified loans. The allowance is based on estimates and the ultimate losses may vary from such estimates. Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

Provision for loan losses amounted to $15,000 for the quarter ended December 31, 2000 as compared to $30,000 for the quarter-ended December 31, 1999. The allowance for loan loss amounted to $891,951 or approximately 0.88% of net loans at December 31, 2000 as compared to $866,443 or $0.89% of net loans at June 30, 2000.

NON-INTEREST INCOME. Non-interest income consists primarily of fee income for bank services. Non-interest income increased to $300,947 for the three months ended December 31, 2000, from $234,067 for the three months ended December 31, 1999, an increase of $66,880 or 28.6%. The most significant item contributing to the increase in other income was a gain on the sale of an investment security of $44,000. A profit of $17,000 was also recognized on a sale of REO property. Service charges including NSF fees on deposit accounts increased by approximately $42,000 primarily due to increases in fees and in the number of accounts. Other factors contributing to the overall increase were improvement in debit card fees and ATM surcharges. However, these increases were offset by a decrease in mortgage servicing rights income. The sale of the mortgage servicing resulted in no income from this activity for the quarter ended December 31, 2000 as compared to $54,000 recognized during the quarter ended December 31, 1999. Fees associated with mortgage closings were also somewhat lower for the quarter ended December 31, 2000 as compared to quarter end December 31, 1999 due to a shift in demand from primarily residential mortgages to consumer, commercial and other loan types. Growth in residential mortgages was somewhat lower for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999.

NON-INTEREST EXPENSE. Non-interest expense amounted to $1,384,560 for the quarter ended December 31, 2000 as compared to $1,226,232 for the quarter ended December 31, 1999, an increase of $158,328 or 12.9%. Salary expense increased about $127,000 as a result of increases in staffing levels due to the opening of the Tannersville Branch and expense associated with the Management Recognition and Retention Plan that shareholders approved in March 2000. Occupancy expense increased $24,700 primarily due to increases in depreciation associated with the opening of the Tannersville Branch. The additional branch also resulted in increases in heat and utility costs. Furniture and equipment expense increased $16,000 as a result of depreciation due to the opening of the Tannersville Branch and additional computer equipment needed for several projects including the development of Internet banking services and other technology advancements. Management believes these technology investments will ultimately result in more efficient and modern communications between the branches and the Bank’s data service processor and are required to maintain a competitive position in its community. Repairs and maintenance for the quarter ended December 31, 2000 were approximately $6,000 lower as compared to quarter ended December 31, 1999 primarily due to some activities that were still being done at the Operations Center that opened in May 1999.

INCOME TAXES. The Company reported a tax expense of $123,500 for federal and franchise taxes for the quarter ended December 31, 2000, compared to $88,137 for the quarter ended December 31, 1999. An adjustment to the tax accrual was made through reduced tax expense during the quarter ended December 31, 1999 amounting to approximately $50,000.

Comparison of Operating Results for the Six Months Ended December 31, 2000 and 1999
GENERAL. Net income for the six months ended December 31, 2000 amounted to $461,285 as compared to $475,595 for the six months ended December 31, 1999, a decrease of $14,310 or 3.1%.

INTEREST INCOME. Total interest income on loans increased to $5,648,728 for the six months ended December 31, 2000, compared to $5,195,482 for the six months ended December 31, 1999, an increase of $453,246 of 8.7%. The increase in interest income can be attributed to an increase of approximately $4.5 million or 4.8% in average loan balances from $94.7 million for the six-month period ended December 31, 1999, to $99.2 million for the same period ended December 31, 2000. The effect of an increase in the average loan balances was enhanced by a 21 basis point increase in the average yield. Increases in the average federal funds balances of $2.5 million and yield increases of 184 basis points contributed to the overall increase in interest income. However, increases in yield and average balances of interest earning assets were offset by increases in rate and average balances of interest-bearing liabilities. Average balances of interest earning assets increased $8.0 million and yield increased 22 basis points. However, average balances of interest-bearing liabilities increased $9.7 million and average rate increased by 24 basis points. The higher overall interest rate environment was the primary factor behind these increases. As a result of these changes in average balances, yields and rates the net interest spread decreased from 3.36% for the six months ended December 31, 1999 to 3.34% for the six months ended December 31, 2000.

INTEREST EXPENSE. Total interest expense increased to $2,748,609 for the six months ended December 31, 2000, from $2,402,172 for the six months ended December 31, 1999. The most significant item contributing to the overall increase was the increase in the average balance of borrowings to $10.0 million for the six months ended December 31, 2000 as compared to $5.4 million for the six months ended December 31, 1999. Another factor contributing to the increased interest expense was an increase in the average interest rate on certificate of deposits, which increase to 5.30% for the six months ended December 31, 2000 as compared to 4.84% for the six months ended December 31, 1999, an increase of 46 basis points. This increase in rate was partially offset by a decrease in the average balances of certificate of deposit accounts of $0.9 million to $51.4 million for the six months ended December 31, 2000 as compared to $52.3 for the six months ended December 31, 1999.

PROVISIONS FOR LOAN LOSSES. The Company’s provision for loan losses was decreased to $30,000 for the six-month period ended December 31, 2000, as compared to $75,000 for the six-month period ended December 31, 1999.

NON-INTEREST INCOME. Non-interest income consists of fee income for Bank services and other operating income. Non-interest income increased to $551,804 for the six months ended December 31, 2000, from $393,256 for the six months ended December 31, 1999, an increase of $158,548 or 40.3%. Fees earned on deposit accounts increased to $258,332 for the six months ended December 31, 2000 as compared to $176,325 for the six months ended December 31, 1999, an increase of $82,007 or 46.5%. The increase was a result of more deposit accounts and higher fees charged, such as fees associated with insufficient funds. Other items contributing to the overall increase in non-interest income were increases in debit card fees, ATM surcharges, and merchant services income. A $17,000 gain on the sale of REO property also enhanced non-interest income as well as a gain of $44,000 on the sale of an investment security.

NON-INTEREST EXPENSE. Non-interest expense increased to $2,788,480 for the six months ended December 31, 2000 as compared to $2,408,928 for the six months ended December 31, 1999, an increase of $379,552 or 13.6%. The most significant increase of $266,763 occurred in salary and employee benefits as a result of additional staffing for the new Tannersville Branch as well as several teller and clerical positions. Also, contributing to the increase in salary expense was the expense associated with the Management Recognition and Retention Plan approved by shareholders in March 2000. The opening of the Tannersville branch also increased occupancy and furniture and equipment expenses. As noted above, investment in infrastructure such as technology also increased the equipment expense for the six months ended December 31, 2000. As a result of investment in technology the expenses for service and data processing fees decreased by approximately $17,600 or 7.0% for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. Losses of about $61,000 were recognized on the disposal of purchased mortgage servicing rights, the liquidation of an investment in a mutual fund and the sale of REO, which contributed to the overall increase in non-interest expense.

INCOME TAXES. The Company reported a tax expense of $172,158 for federal and franchise taxes for the six months ended December 31, 2000, compared to $227,043 for the six months ended December 31, 1999. The primary factor contributing to the lower tax expense for the six months ended December 31, 2000 was a refund of approximately $34,000 for tax rehabilitaion credit received in association with expenses incurred to restore the 1930s art-deco building at 302 Main Street in Catskill, which is currently the Operations Center for the Company.

Item 3. Market Risk
The Company’s primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and debt securities and a line of credit available as needed from the FHLB. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

During 2000, the generally increasing interest rate environment did cause some decline in certificate of deposit balances because management chose not to compete for higher rate CDs and focused marketing efforts on lower rate transaction accounts. However, these declines were offset by increases in non-interest bearing accounts primarily due to the offer of totally free checking and the opening of another branch. Management also initiated a tiered money market account with higher interest rates offered for larger balances, which has proven to be very successful yet cheaper than offering a higher rate on a certificate of deposit.

Loan commitments for loans in process amounted to $1.2 million. Additionally, mortgage commitments amounted to $1.6 million at December 31, 2000. Total commitments related to lines of credit amounted to $1.9 million at December 31, 2000, of which approximately $600,000 was associated with overdraft lines of credit. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

The Company’s most liquid assets are cash and due from banks and federal funds sold. At December 31, 2000, such assets amounted to $12.0 million, or 7.0% of total assets. Management also holds all investment securities as available for sale and could consider the sale of securities as an option if liquidity were needed.

Stockholders’ equity increased to $24.5 million at December 31, 2000 as compared to $23.6 million at June 30, 2000. At December 31, 2000, the Company exceeded all regulatory capital requirements.

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under New York law, the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years.

Recent Developments
The Board of Directors approved another semi-annual $0.12 cash dividend on January 19, 2001 for shareholders of record February 15, 2001, and payable March 1, 2001. Stockholders will be offered the option to participate in a new Dividend Reinvestment Program "DRIP" at the payment of this dividend.

On December 26, 2000, the Company announced a new stock repurchase program authorizing the repurchase of up to 5% of its issued and outstanding shares of common stock, or up to 102,200 shares. All repurchases will be made in open market transactions, which are expected to continue over a period of one year.

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
                    Not applicable

        Item 3.   Defaults Upon Senior Securities
                    Not applicable

        Item 4.   Submission of Matters to a Vote of Security Holders

                   On November 27, 2000, the Company held an annual meeting
 of shareholders.  At the meeting, proposals to (1) elect Directors Whittaker and
 Klein for three-year terms, (2) approve a Plan of the Charter Conversion by which the Company will convert its charter from a Delaware Corporation to a
 Federal Corporation, and (3) ratify the engagement of PricewaterhouseCoopers
 LLP, to be the Company's auditors for the 2001 fiscal year were approved.
 The votes cast for and against these proposals, and the number of abstention and broker non-votes with respect to each of these proposals, were as follows:

                                    Election of Directors

                                     For                Withheld

     J. Bruce Whittaker              1,791,415            5,345
     Raphael Klein                   1,791,415            5,345

                                         Charter Conversion

                              For       Against      Abstain       Not Voted

     Number of votes        1,518,643    6,604        1,650        269,863

                         Ratification of PricewaterhouseCoopers LLP,
                             as Auditors for the Company

                                   For         Against          Abstain
      Number of votes            1,867,630      1,125            9,542

Item 5.     Other Information
        Not applicable

Item 6.     Exhibits and Reports on Form 8-K
         Not applicable
SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: February 14, 2001

BY:	/s/ J. Bruce Whittaker _________________________ J. Bruce Whittaker President and Chief Executive Officer

Date: February 14, 2001

BY:	/s/ Michelle Plummer _______________________ Michelle Plummer Chief Financial Officer