Form 10QSB
period 2001-03-31
GREENE COUNTY BANCORP INC
filed 2001-05-15
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

[x]QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                    OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

                                   14-1809721
                     (I.R.S. Employer Identification Number)
   302 Main Street,
 Catskill, New York                                               12414
(Address of principal executive office)                         (Zip code)


Registrant's telephone number, including area code: (518) 943-2600

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         YES X                     NO________

As of May 9, 2001, the latest practicable date, 2,040,355 shares of the registrant's common stock, $ .10 par value, were issued and outstanding.

                           GREENE COUNTY BANCORP, INC.



INDEX

PART I.     FINANCIAL INFORMATION
                                                                            Page
  Item 1.  Financial Statements
           *   Consolidated Statements of Financial Condition                  3
           *   Consolidated Statements of Income                               4
           *   Consolidated Statements of Comprehensive Income                 5
           *   Consolidated Statements of Changes in Shareholders' Equity      6
           *   Consolidated Statements of Cash Flows                           7
           *   Notes to Consolidated Financial Statements                   8-10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-16


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 17

  Item 2.   Changes in Securities and Use of Proceeds                         17

  Item 3.   Defaults Upon Senior Securities                                   17

  Item 4.   Submission of Matters to a Vote of Security Holders               17

  Item 5.   Other Information                                                 17

  Item 6.   Exhibits and Reports on Form 8-K                                  17

            Signatures                                                        18


                       Greene County Bancorp, Inc.
              Consolidated Statements of Financial Condition
                     As of March 31, 2001 and June 30, 2000


                                                       March 31, 2001            June 30, 2000
                                                                                 (Unaudited)

ASSETS
Cash and due from banks                                    $6,270,394               $6,013,605
Federal funds sold                                          8,500,000                9,800,000
                                                        --------------            ------------
    Total cash and cash equivalents                        14,770,394               15,813,605

Investment securities, at fair value                       47,765,822               44,807,624
Federal Home Loan Bank stock, at cost                         939,600                  879,100

Loans                                                     104,967,257               98,960,189
Less: Allowance for possible loan losses                     (867,166)                (866,443)
Less: Unearned origination
      fees and costs                                         (268,075)                (275,118)
                                                        -------------             ------------
    Net loans receivable                                  103,832,016               97,818,628

Purchased mortgage servicing rights                               ---                1,105,599
Premises and equipment                                      5,121,572                5,113,620
Accrued interest receivable                                 1,231,873                1,164,735
Prepaid expenses and other assets                             315,501                  880,632
Other real estate owned                                       104,564                  151,133
                                                        --------------            ------------

               Total Assets                              $174,081,342             $167,734,676
                                                        ==============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                             $15,380,928              $12,344,344
Interest bearing deposits                                 125,573,620              121,115,904
                                                        --------------            ------------
    Total deposits                                        140,954,548              133,460,248

FHLB borrowings                                             7,500,000               10,000,000
Accrued expenses and other liabilities                        539,237                  455,912
Accrued income taxes                                          305,460                  224,567
                                                         ------------             ------------

                Total Liabilities                         149,299,245              144,140,727

Shareholders' equity
Common stock, par value $.10 per share;
authorized 4,000,000;
  Issued: 2,152,835 at March 31, 2001
    and June 30, 2000
  Outstanding: 2,040,355 at March 31, 2001 and
             2,045,235 at June 30 2000                        215,284                  215,284
Additional paid in capital                                 10,203,989               10,319,859
Retained earnings                                          15,706,653               15,526,092
Accumulated other comprehensive income(loss)                  532,643                 (524,546)
Less:Treasury stock, at cost -112,480 shares at
     March 31, 2001 and 107,600 at June 30, 2000           (1,075,923)              (1,019,976)
Less:Unearned ESOP, at cost -58,516 shares at
     March 31, 2001 and 68,508 at June 30, 2000              (520,488)                (589,074)
Less:Unearned stock-based compensation                       (280,061)                (333,690)
                                                        --------------          --------------
   Total shareholders' equity                              24,782,097               23,593,949

   Total liabilities
      and shareholders' equity                           $174,081,342             $167,734,676
                                                        ==============          ==============



See notes to consolidated financial statements






                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
       For the Three Months and Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                  Three Months Ended
                                                        March 31,

                                                 2001                   2000
Interest income:
  Loans                                      $2,000,082             $1,836,035
  Investment securities                         565,879                506,842
  Mortgage-backed securities                    100,036                 63,566
  Tax free securities                           116,506                125,201
  Interest bearing deposits and fed funds       125,461                 94,913
                                           --------------         --------------
         Total interest income                2,907,964              2,626,557

Interest expense:
  Interest on deposits                        1,209,706              1,108,408
  Interest on borrowings                        162,090                159,106
                                           --------------         --------------
         Total interest expense               1,371,796              1,267,514

Net interest income                           1,536,168              1,359,043
                                           --------------         --------------

  Less: provision for loan losses                15,000                 30,000
                                           --------------         --------------

Net interest income after provision
  for loan losses                             1,521,168              1,329,043
                                           --------------         --------------

Noninterest income:
  Service charges on deposit accounts           125,638                 96,428
  Other operating income                        108,304                126,384
                                           --------------         --------------
         Total other income                     233,942                222,812

Noninterest expense:
  Salaries and employee benefits                755,621                628,050
  Occupancy expense                             118,722                 57,017
  Equipment and furniture expense                90,294                 55,031
  Service and data processing fees              131,988                134,707
  Office supplies                                33,526                 32,399
  Other operating expense                       376,679                320,200
                                           --------------          -------------
         Total noninterest expense            1,506,830              1,227,404

      Income before tax provision               248,280                324,451

Provision for income taxes                       35,700                 61,818

Net income                                     $212,580               $262,633
                                           ==============         ==============

Weighted average EPS                              $0.11                  $0.13
Weighted average shares outstanding           1,974,262              1,977,945

Diluted EPS                                       $0.11                  $0.13
Diluted weighted average
      shares outstanding                      2,000,924              1,982,441


                                                    Nine Months Ended
                                                          March 31,
                                                 2001                  2000
Interest income:
  Loans                                      $5,827,525             $5,392,531
  Investment securities                       1,655,618              1,616,287
  Mortgage-backed securities                    335,025                206,387
  Tax free securities                           345,270                373,898
  Interest bearing deposits and fed funds       393,262                232,936
                                          --------------           -----------
         Total interest income                8,556,700              7,822,039

Interest expense:
  Interest on deposits                        3,620,351              3,358,820
  Interest on borrowings                        500,053                310,866
                                          --------------           -----------
         Total interest expense               4,120,404              3,669,686

Net interest income                           4,436,296              4,152,353
                                          --------------           -----------

  Less: provision for loan losses               45,000                 105,000
                                          --------------           -----------

Net interest income after provision
  for loan losses                             4,391,296              4,047,353
                                          --------------           -----------

Noninterest income:
  Service charges on deposit accounts           383,971                272,754
  Other operating income                        401,775                343,315
                                          --------------           -----------
         Total other income                     785,746                616,069

Noninterest expense:
  Salaries and employee benefits              2,185,547              1,791,213
  Occupancy expense                             311,020                207,348
  Equipment and furniture expense               248,227                189,241
  Service and data processing fees              385,188                405,372
  Office supplies                                89,330                 96,606
  Other operating e                           1,075,998                945,788
                                            ------------           -----------
         Total noninterest expense            4,295,310              3,635,568

      Income before tax provision               881,732              1,027,854

Provision for income taxes                      207,866                288,863

Net income                                     $673,866               $738,991
                                          ==============           ===========

Weighted average EPS                              $0.34                  $0.37
Weighted average shares outstanding           1,977,255              2,008,331

Diluted EPS                                       $0.34                  $0.37
Diluted weighted average
      shares outstanding                      1,994,882              2,009,825




See notes to consolidated financial statements


                           Greene County Bancorp, Inc.
                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)
               For the Three Months Ended March 31, 2001 and 2000


                                                         2001           2000

Net income                                             $212,580       $262,633
                                                       --------     ----------

Other comprehensive income (loss):

   Unrealized holding gain(loss) arising
   during the three months ended March 31,
     2001 and 2000, net of tax (expense)/
     benefit of ($298,179) and $86,545, respectively.   447,042       (114,724)
                                                       --------     ----------

Total other comprehensive income (loss)                 447,042       (114,724)
                                                       --------     ----------


Comprehensive income                                   $659,622       $147,909
                                                       ========     ==========







                           Greene County Bancorp, Inc.
                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)
                For the Nine Months Ended March 31, 2001 and 2000


                                                            2001        2000

Net income                                                $673,866     $738,991
                                                       -----------    ----------

 Other comprehensive income (loss):

   Unrealized holding gain (loss) arising
   during the nine months ended March 31,
     2001 and 2000, net of tax (expense)/
     benefit of  ($743,008) and $341,083, respectively.  1,074,040     (468,348)

   Reclassification adjustment for gains arising
   during the nine months ended March 31, 2001,
   net of tax (expense) of ($12,712).                      (16,851)     ---
                                                       -----------    ----------


Total other comprehensive income (loss)                  1,057,189     (468,348)
                                                       -----------    ----------


Comprehensive income                                    $1,731,055     $270,643
                                                       ===========    ==========



See notes to consolidated financial statements



                           Greene County Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)
                For the Nine Months Ended March 31, 2001 and 2000


                                                            Accumulated                             Unearned
                                   Additional                  Other                   Unearned      Stock-        Total
                          Stock    Paid - In    Retained   Comprehensive   Treasury      ESOP        Based      Shareholders'
                          Amount    Capital     Earnings      Income         Stock      Shares    Compensation     Equity

Balance at
June 30, 1999            $195,706  $8,202,655  $16,354,339    ($118,394)         ---    ($712,440)          ---   $23,921,866

Stock dividend             19,578   1,766,896   (1,786,474)                                                               ---

ESOP shares earned                     (4,810)                                             78,363                      73,553

Treasury stock                                                            ($1,019,976)                             (1,019,976)
    repurchased

Net income                                         738,991                                                            738,991

Change in unrealized
    gain / (loss)
    on securities
    available for
sale, net of applicable,
    deferred income taxes                                      (468,348)                                             (468,348)
    taxes

                         --------  ----------- ----------- -------------- ------------ ---------- ------------- -------------
Balance at
March 31, 2000           $215,284  $9,964,741  $15,306,856    ($586,742)  ($1,019,976)  ($634,077)          ---   $23,246,086
                         ========  =========== =========== ============== ============ ========== ============= =============



Balance at June 30,      $215,284  $10,319,859 $15,526,092    ($524,546)  ($1,019,976)  ($589,074)    ($333,690)  $23,593,949
2000

ESOP shares earned                          58                                             68,586                      68,644

Stock-based
    compensation earned                                                                                  53,629        53,629

MRP shares issued                     (115,928)                               115,928                                    ---

Treasury stock
   repurchased                                                              (171,875)                                (171,875)

Net income                                         673,866                                                            673,866

Dividends                                         (493,305)                                                          (493,305)

Change in unrealized
    gain / (loss)
    on securities
    available for
    sale, net of applicable,
    deferred income                                           1,057,189                                             1,057,189
    taxes

                         --------  ----------- ----------- -------------- ------------ ---------- ------------- -------------

Balance at
March 31, 2001           $215,284  $10,203,989 $15,706,653     $532,643   ($1,075,923)  ($520,488)    ($280,061)  $24,782,097
                         ========  =========== =========== ============== ============ ========== ============= =============



See notes to consolidated financial statements


                           Greene County Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                For the Nine Months Ended March 31, 2001 and 2000

                                                                          2001               2000

                                                                      ----------         -----------

Net Income                                                              $673,866            $738,991

Adjustments to reconcile net income to cash provided by Operating activities:

    Depreciation                                                         296,000             180,000
    Net amortization of premiums and discounts                            (2,137)             42,458
    Provisions for loan losses                                            45,000             105,000
    ESOP and other stock-based compensation earned                       122,273              73,743
    Net loss on sales of investments                                       9,437                ---
    Net (gain) loss on sale of other real estate                          (6,158)             14,548
    Net increase in accrued income taxes                                  80,893               8,952
    Net increase in accrued interest receivable                          (67,138)             (4,832)
    Net increase in prepaid and other assets                             (27,131)            (46,969)
    Net decrease in other liabilities                                    (67,421)           (196,379)
                                                                       ---------         -----------

         Net cash provided by operating activities                     1,057,484             915,512

Cash flows from investing activities:
    Proceeds from maturities of securities                             7,616,469           3,359,774
    Proceeds from sale of securities and other
    investments                                                        2,966,765                ---
    Purchases of securities and other investments                    (11,287,785)        (3,736,113)
    Purchases of mortgage-backed securities                           (2,980,841)                ---
    Principal payments on securities                                   1,426,402           3,157,220
    Principal payments on mortgage-backed securities                   2,138,789             703,335
    Proceeds from sale of other real estate                              157,291              59,858
    Net increase in loans receivable                                  (6,162,952)         (6,862,693)
    Purchases of premises and equipment                                 (303,953)         (1,271,667)
                                                                  --------------    ---------------
          Net cash used by investing activities                       (6,429,815)         (4,590,286)

Cash flows from financing activities:
     (Payments to) borrowings from FHLB                               (2,500,000)         10,000,000
     Purchases of treasury stock                                        (171,875)         (1,019,976)
     Payment of dividends                                               (493,305)                ---
     Net increase in deposits                                          7,494,300             405,969
                                                                  --------------         -----------
          Net cash provided by financing activities                    4,329,120           9,385,993

Net (decrease)increase in cash and cash equivalents                   (1,043,211)          5,711,219

Cash and cash equivalents at the beginning of the period              15,813,605           6,135,746
                                                                  --------------         -----------

Cash and cash equivalents at the end of the period                   $14,770,394         $11,846,965
                                                                  ==============         ===========


See notes to consolidated financial statements








Greene County Bancorp, Inc
Notes to Consolidated Financial Statements
As of and for the Three and Nine Months Ended March 31, 2001 and 2000

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, The Bank of Greene County (the "Bank"). The financial statements have been prepared in accordance with generally accepted accounting principles
(GAAP) for interim financial information and the instructions to form 10-Qsb and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented have been included. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2001.

In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of other real estate owned, management obtains independent appraisals for significant properties.

(2) NATURE OF ORGANIZATION

The Company operates as a holding company for the Bank, and its operations are generally limited to holding the common stock of the Bank. The Bank has six full service offices and an operations center located in its market area consisting of Greene County, New York and southern Albany County. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds in loans and investment securities.

(3) REORGANIZATION AND STOCK OFFERING

The Company is a Delaware corporation organized in December 1998 by The Bank in connection with the conversion of the Bank from a New York chartered mutual savings bank to a capital stock form of organization and reorganization to a two-tiered mutual holding company. The Company was formed for the purpose of acquiring all of the capital stock of the Bank upon completion of the reorganization. The reorganization and offering were completed on December 30, 1998.

Completion of the offering resulted in the issuance of 1,957,057 shares of common stock, 1,047,560 shares (53.5%) of which were issued to Greene County Bancorp, MHC, the holding company's mutual holding Company (the "MHC"), 871,082 shares (44.5%) of which were sold at $10.00 per share to eligible depositors of the Bank and issued to the Bank's ESOP, and 38,415 shares (2%) of which were issued to the Bank's charitable foundation. The Bank's ESOP acquired 36,380 shares at issuance and purchased an additional 36,380 shares in the open market after the initial public offering.

The Bank established a liquidation account, as of the date of the conversion, in the amount of $15.7 million, equal to its net worth as of the date of the latest consolidated statements of financial condition appearing in the final prospectus. The liquidation account is maintained for the benefit of eligible pre-conversion account holders who continue to maintain their accounts at the Bank after the date of conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled, under New York State Law, to receive a distribution from the liquidation account in an amount equal to their current adjusted account balances for all such depositors then holding qualifying deposits in the Bank.

(4) EARNINGS PER SHARE

Basic earnings per share ("EPS") on common stock is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as Basic EPS, but reflects potential dilution of common stock resulting from options what were outstanding during the periods presented.

In calculating the weighted average number of shares outstanding, the results of a stock dividend, stock repurchase programs and ESOP shares were taken into account. The Board of Directors approved a 10% stock dividend on July 6, 1999 for shareholders of record July 26, 1999, effective August 9, 1999. As a result of the stock dividend, 195,778 new shares were issued bringing the total number of shares issued to 2,152,835. Shareholders who would have received a fractional share as a result of the dividend were rounded up to the next whole number. The effect of the stock dividend has been given retroactive treatment in the calculation of EPS for all periods presented. On December 26, 2000, the Company announced a new stock repurchase program authorizing the repurchase of up to 5% of its issued and outstanding shares of common stock, or up to 102,200 shares. All repurchases will be made in open market transactions, which are expected to continue over a period of one year. Under the Repurchase Programs of 2000 and 2001, the Company has repurchased 124,600 shares of stock at an average cost of $9.57. Under the 2000 Management Recognition Plan, 12,120 shares of stock were issued from treasury stock in the first vesting of shares by officers and outside directors. At December 31, 2000, 21,520 shares of the 80,036 shares of common stock in the ESOP were outstanding and allocated to employees leaving 58,516 unallocated, and excluded from the calculation for the number of shares outstanding.



                                     Weighted Average
                                     Number Of Shares
     Three Months Ended      Net Income       Outstanding.    Earnings Per Share

     March 31,2001             $212,580
       Weighted average EPS                     1,974,262             $0.11
       Diluted EPS                              2,000,924             $0.11

     March 31, 2000            $262,633
       Weighted average EPS                     1,977,945             $0.13
       Diluted EPS                              1,982,441             $0.13

     Nine Months Ended

     March 31, 2001            $673,866
       Weighted average EPS                     1,977,255             $0.34
       Diluted EPS                              1,994,882             $0.34

     March 31, 2000            $738,991
       Weighted average EPS                     2,008,331             $0.37
       Diluted EPS                              2,009,825             $0.37


(5) DIVIDENDS

The Board of Directors approved a semi-annual $0.12 cash dividend on July 18, 2000 for shareholders of record August 1, 2000, and payable August 15, 2000.

The Board of Directors approved another semi-annual $0.12 cash dividend on January 19, 2001 for shareholders of record February 15, 2001, and payable March 1, 2001. Stockholders were also offered the option to participate in a Dividend Reinvestment Program at the payment of this dividend.

(6) IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In June 2000, SFAS No.133 was amended by SFAS
No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 and SFAS No. 133 are both effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and accordingly, have been adopted by the Company in the fiscal year beginning on July 1, 2000.
The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to begin such activities. Accordingly, the adoptions of SFAS No. 133 and SFAS No. 138 have not had an impact on the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140. This Statement replaces FASB Statement No. 125, Accounting Standards for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carriers over most of Statement 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This Statement is effective for transfers and servicing for financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 has not had an impact on the Company's consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's results of operations depend primarily on its net interest income, which is the difference between the income earned on the Company's loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses, income and expense pertaining to other real estate owned, gains and losses from sales of securities, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges. The Company's noninterest expenses consist principally of compensation and employee benefits, occupancy, equipment, data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect the Company.

Special Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-Qsb contains forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in this Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors that could affect actual results include but are not limited to (a) changes in general market interest rates, (b) general economic conditions, (c) legislative and regulatory changes, (d) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, (e) changes in the quality or composition of the Company's loan and investment portfolios, (f) deposit flows, (g) competition, and (h) demand for financial services in the Company's market area. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements, since results in future periods may differ materially from those currently expected because of various risks and uncertainties.

Comparison of Financial Condition at March 31, 2001 and June 30, 2000

     Total assets increased to $174.1 million at March 31, 2001 from $167.7 million at June 30, 2000, an increase of $6.4 million, or 3.8%. The asset growth was a result of increases in the net loan portfolio and the investment portfolio. The growth in assets was funded through increases in non-interest bearing deposits, decreased federal funds sold, matured securities and sold investments.


     Total cash and cash equivalents including federal funds sold amounted to $14.8 million at March 31, 2001, a decrease of $1.0 million or 6.3% from $15.8 million at June 30, 2000. Federal funds decreased $1.3 million or 13.3% to $8.5 million at March 31, 2001 as compared to $9.8 million at June 30, 2000. The primary reason for the decrease in federal funds sold was to fund loan demand and investment security purchases.

     Investments amounted to $47.8 million at March 31, 2001 as compared to $44.8 million at June 30, 2000, an increase of $3.0 million or 6.7%. The increase of $3.0 million in investment securities was due to $14.3 million of purchases of securities including $3.0 million of mortgage-backed securities over the nine-month period ended March 31, 2001. The purchases of securities were partially offset by a sale of securities, and liquidation of a mutual fund investment and purchase mortgage servicing rights investment. Management liquidated its entire positions of $1.2 million in a mutual fund that primarily invests in adjustable mortgages, recording a loss of $15,000. Management also liquidated its entire position of $1.0 million in an investment in purchased mortgage servicing rights. However, another security was sold for approximately $0.7 million for a gain of $44,000. Proceeds from maturities amounted to $7.6 million for the nine months ended March 31, 2001. Principal payments of securities and mortgage-backed securities amounted to $1.4 million and $2.1 million, respectively for the nine-months ended March 31, 2001.

     As a result of the investment activities occurring within the nine-month period ended March 31, 2001, there were shifts in the portfolio mix. U.S. Treasury securities decreased $3.7 million or 78.7% to $1.0 million at March 31, 2001 as compared to $4.7 million at June 30, 2000. U.S. Treasury securities represented 10.5% of the investment portfolio at June 30, 2000 as compared to 2.1% at March 31, 2001. U.S. agency securities decreased $0.7 million or 13.5% to $4.5 million at March 31, 2001 as compared to $5.2 million at June 30, 2000. U.S agency securities represented 11.6% of the portfolio at June 30, 2000 as compared to 9.4% at March 31, 2001. The portfolio of mortgage-backed securities was maintained at approximately $6.0 million at March 31, 2001 and June 30, 2000, representing 13.4% of the portfolio at June 30, 2000 as compared to 12.7% at March 31, 2001. Tax-free investments amounted to $10.0 million at March 31, 2001 as compared to $9.9 million at June 30, 2000, representing 21.0% and 22.1% of the portfolio, respectively. Corporate securities increased $9.1 million or 71.1% to $21.9 million or 45.8% of the portfolio at March 31, 2001 as compared to $12.8 million or 28.6% of the portfolio at June 30, 2000. Asset-backed securities amounted to $4.1 million or 8.6% of the portfolio at March 31, 2001 as compared to $4.9 million or 11.0% of the portfolio at June 30, 2000, a decrease of $0.8 million. Management attempted to take advantage of higher yielding securities in anticipation of Federal Reserve interest rate reductions with significant purchases made during the last quarter of calendar year 2000. As a result, the yield on investments increased 8 basis points to 6.14% for the three-months ended March 31, 2001 as compared to 6.06% for the three-months ended March 31, 2000.

     The net loan portfolio amounted to $103.8 million at March 31, 2001, as compared to $97.8 million at June 30, 2000, an increase of $6.0 million or 6.1%. Increases occurred in all the loan categories. An increase of $2.4 million, or 2.9% in residential mortgages was the largest dollar increase. Significant increases also occurred in installment loans, which grew by $994,000 or 20.4%, and home equity loans, which grew by $991,000 or 21.4% between June 30, 2000 and March 31, 2001.

     During the nine months ended March 31, 2001, there were $69,000 in charge-offs and $25,000 in recoveries of loans previously charged-off. As a result of these charge-offs, recoveries, and the provisions for loan losses, the balance of the allowance for loan losses at March 31, 2001 increased to $867,166 from $866,443 at June 30, 2000. The ratio of the net charge-offs to average loans outstanding of $100.5 million during the nine months ended March 31, 2001, was less than one percent.

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

                    Nonaccrual Loans and Nonperforming Assets

                                        At March 31, 2001       At June 30, 2000
     (Dollars in Thousands)

     Nonaccruing loans:
       One-to-four family                           $675                   $496
       Commercial real estate                        144                    155
       Consumer                                       25                     21
       Commercial business                           ---                    ---
                                            -------------    -------------------


     Total nonaccruing loans                        $844                   $672

     Real estate owned:
       One-to-four family                            104                     42
       Non-farm, nonresidential property             ---                    109
                                            -------------    -------------------


     Total real estate owned                         104                   $151
                                            -------------    -------------------


     Total nonperforming assets                     $948                   $823
                                            -------------    -------------------


     Total nonperforming assets
        as a percentage of net loans               0.91%                  0.84%
     Total nonperforming assets
       as a percentage of total assets             0.54%                  0.49%


     Purchased mortgage servicing rights were sold during the quarter ended September 30, 2000 at a loss of $39,000. Management was not satisfied with the level of return of the investment compared to the risk involved in the asset.

     Prepaid expenses and other assets decreased to $0.3 million at March 31, 2001 as compared to $0.9 million at June 30, 2000 due primarily to the change in deferred taxes associated with marking to market the available-for-sale investment portfolio. At March 31, 2001 the investment portfolio had unrealized gains of approximately $885,000 as compared to unrealized losses of approximately $915,000 at June 30, 2000.

     Total deposits amounted to $141.0 million at March 31, 2001 as compared to $133.5 million at June 30, 2000. The increase occurred in the non-interest bearing deposit category, which grew to $15.4 million at March 31, 2001 from $12.3 million at June 30, 2000, an increase of $3.1 million or 25.2%. Factors contributing to the increase included offering of totally free checking products, marketing efforts to commercial accounts for accounts such as business checking and the opening of two new branches during the last nine months.

     In September 1999, the Bank borrowed $2.5 million at a rate of 6.82%, maturing in September 2004, from the Federal Home Loan Bank. In October 1999, the Bank borrowed an additional $2.5 million at a rate of 6.8%, maturing in October 2005, from the Federal Home Loan Bank. An additional $2.5 million was borrowed short-term at a rate of 5.29%, and matured in April 2001.

     Shareholders' equity amounted to $24.8 million at March 31, 2001 as compared to $23.6 million at June 30, 2000, an increase of $1.2 million or 5.1%. The increase in shareholders' equity was a result of net income, offset by dividends declared and paid, and increases in unrealized gains on the available-for-sale investment portfolio. Net income for the nine-month period ended March 31, 2001 amounted to $673,866. Net income was offset by dividends of $0.12 per share being paid in August 2000 and February 2001. Changes in accumulated comprehensive income resulted from increases in the market value of the available-for-sale investment portfolio of $1,057,000, net of tax.

              Comparison of Operating Results for the Three Months
                          Ended March 31, 2001 and 2000

     GENERAL. The Company reported net income of $212,580 for the three months ended March 31, 2001, compared to $262,633 for the three months ended March 31, 2000, a decrease of $50,053 or 19.1%. Basic and diluted earnings per share as of March 31, 2001 amounted to $0.11, a decrease of $0.02, from $0.13 for quarter ended March 31, 2000. Since March 2000, the Company has opened two new branches in Tannersville and Westerlo, New York primarily contributing to the decrease in earnings. Management believes that the branches will contribute to future growth of the Company.

     INTEREST INCOME. Interest income increased to $2,907,964 for the three months ended March 31, 2001 from $2,626,557 for the three months ended March 31, 2000, an increase of $281,407 or 10.7%. The increase was due to an increase of $13.8 million, or 9.2%, in the average balance of interest earning assets for the three months ended March 31, 2001, and an increase in the average yield on such assets to 7.10% for the period from 7.01% for the earlier-year period. Increases in yields on loans and investments offset decreases in yields on interest bearing balances and federal funds sold. The average balance of loans increased $5.9 million and the yield on such loans increased 20 basis points to 7.75% from 7.55% when comparing the quarter ended March 2001 to the quarter ended March 2000. Investment securities' average balance increased $4.5 million to $49.6 million for the three months ended March 31, 2001 as compared to $45.1 million for the three months ended March 31, 2000. The yield on such securities also increased 8 basis points primarily due to the purchases of investments made during the summer and fall of 2000 before the Federal Reserve began cutting interest rates.

     INTEREST EXPENSE. Interest expense increased to $1,371,796 for the three months ended March 31, 2001 from $1,267,514 for the three months ended March 31, 2000, an increase of $104,282 or 8.2%. The average balance of interest bearing liabilities increased to $147.9 million for the quarter ended March 31, 2001 as compared to $136.5 million for the quarter ended March 31, 2000, an increase of $11.4 million or 8.3%. The average balance in all deposit types increased. The savings and escrow average balance increased $2.8 million and the average rate on such deposits increased 5 basis points to 3.10%. The demand and Now average balance increased $6.4 million; however, the average rate decreased by 10 basis points to 0.73%. Partially contributing to the demand and Now average rate decrease was the offering of a free-checking account product. The average balance for certificate accounts increased by $2.1 million. The certificate average rate also increased by 29 basis points to 5.25%, primarily due to the higher interest rate environment during the summer and fall of calendar year 2000.

     NET INTEREST INCOME. Net interest income increased to $1,536,168 for the three months ended March 31, 2001 as compared to $1,359,043 for the three months ended March 31, 2000, an increase of $177,125 or 13.0%. The higher market interest rate environment contributed to the increase in yield on interest earning assets and increased rate on interest bearing liabilities. Improvement in net interest rate spread (the difference between yields earned on interest-earning assets and rates paid on deposits and borrowings) also resulted due to the increase in average balances and yield, which was partially offset by increased certificate rates. The net interest rate spread increased to 3.39% for the quarter ended March 31, 2001 as compared to 3.29% for the quarter ended March 31, 2000. Other factors contributing to the improved spread were increases in the non-interest bearing accounts resulting from the offering of totally-free checking, increases in number and average balance of business checking accounts, and opening of new branches.


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

     Provision for loan losses amounted to $15,000 for the quarter ended March 31, 2001 as compared to $30,000 for the quarter-ended March 31, 2000. The allowance for loan loss amounted to $867,166 or approximately 0.83% of net loans at March 31, 2001 as compared to $866,443 or $0.88% of net loans at June 30, 2000.

     NON-INTEREST INCOME. Non-interest income consists primarily of fee income for Bank services. Non-interest income increased to $233,942 for the three months ended March 31, 2001, from $222,812 for the three months ended March 31, 2000, an increase of $11,130 or 5.0%. Items contributing to the increase in non-interest income included: merchant services income, ATM surcharges, debit card fees, and account service charges.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $1,506,830 for the quarter ended March 31, 2001 as compared to $1,227,404 for the quarter ended March 31, 2000. Salary expense, occupancy expense and equipment and furniture expense all increased due to the two new branches in Tannersville and Westerlo, New York. Insurance expense also increased as a result of additional staff and the branches further contributing to the overall increase in non-interest expense.

     INCOME TAXES. The Company reported a tax expense of $35,700 for federal and franchise taxes for the quarter ended March 31, 2001, compared to $61,818 for the quarter ended March 31, 2000. The decrease was due to a reduced effective tax rate from approximately 19.0% to 14.3% and corresponding change in the provision to reflect actual expectations for the year.

            Comparison of Operating Results for the Nine Months Ended
                             March 31, 2001 and 2000

     GENERAL. Net income for the nine months ended March 31, 2001 amounted to $673,866 as compared to $738,991 for the nine months ended March 31,2000, a decrease of $65,125 or 8.8%. The most significant reason for the decrease in net income was the addition of two new branches in Tannersville and Westerlo. As a result of the new branches, compensation, occupancy, and equipment and furniture expense all increased when comparing the nine-month periods ended March 31, 2001 and March 31, 2000.

     INTEREST INCOME. Interest income increased to $8,556,700 for the nine months ended March 31, 2001, compared to $7,822,039 for the nine months ended March 31, 2000, an increase of $734,661 or 9.4%. The increase in interest income can be attributed to an increase of approximately $4.9 million or 5.1% in average loan balances from $95.6 million for the nine-month period ended March 31, 2000, to $100.5 million for the same period ended March 31, 2001. The effect of an increase in the average loan balances was enhanced by a 21 basis point increase in the average yield. The average balance for investment securities increased $2.3 million and the yield increased 7 basis points on such securities which enhanced interest income when comparing the nine-month period ended March 31, 2001 to March 31, 2000. Increases in the average federal funds balances of $2.9 million and yield increases of 64 basis points contributed to the overall increase in interest income. The general fluctuation in the market interest rate environment as a result of Federal Reserve activities has been the primary factor in the interest yield changes.

     INTEREST EXPENSE. Interest expense increased to $4,120,404 for the nine months ended March 31, 2001, from $3,669,686 for the nine months ended March 31, 2000. The average balance of certificate of deposit accounts increased to $52.0 million for the nine-months ended March 31, 2001 as compared to $51.4 million for the nine-months ended March 31, 2000, an increase of $0.6 million. The average rate on such certificates of deposit increased by 39 basis points to 5.28% from 4.89%. The reasons for the increase in certificate of deposit rates include the general higher market interest rate environment for the period ended March 31, 2001 as compared to March 31, 2000. The Bank also offered certificate of deposit specials in the new branches to entice customers to move funds to the Bank and to compete with the overall higher rates offered by competitors in the fall of 2000. An increased average balance of borrowed funds to $10.0 million for the nine months ended March 31, 2001 compared to $6.9 million for the nine months ended March 31, 2000 contributed to the increased interest expense when comparing the periods. The main reason for the increase in average balance was because the Company had no borrowings until October 2000.

     NET INTEREST INCOME. Net interest income increased $283,943 or 6.81%,to $4,436,296 for the nine-month period ended March 31, 2001, as compared to $4,152,353 for the same period ended March 30, 2000. The increase in net interest income resulted from increases in yield and average balances of interest earning assets that were partially offset by increases in rate and average balances of interest-bearing liabilities.
Average balances of interest earning assets increased $10.2 million and yield increased 17 basis points. However, average balances of interest-bearing liabilities increased $10.3 million and average rate increased by 15 basis points. The higher overall market interest rate environment was the primary factor behind these rate and yield changes. As a result of these changes in average balances, yields and rates the net interest spread increased to 3.36% for the nine months ended March 31, 2001 from 3.35% for the nine months ended March 31, 2000. Net interest margin remained consistent at 3.70% for both nine-month periods ended March 31, 2001 and 2000.


     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses was decreased to $45,000 for the nine-month period ended March 31, 2001, as compared to $105,000 for the nine-month period ended March 31, 2000. The allowance for loan loss amounted to $867,166 or approximately 0.83% of net loans at March 31, 2001 as compared to $866,443 or 0.88% of net loans at June 30, 2000.

     NON-INTEREST INCOME. Non-interest income increased to $785,746 for the nine months ended March 31, 2001, from $616,069 for the nine months ended March 31, 2000, an increase of $169,677 or 27.5%. Fees earned on deposit accounts increased to $383,971 for the nine months ended March 31, 2001 as compared to $272,754 for the nine months ended March 31, 2000, an increase of $111,217 or 40.8%. The increase in fees on these accounts was a result of more accounts and increased service fees charges on such accounts. Other items contributing to the overall increase in non-interest income were increases in debit card fees, ATM surcharges, and merchant services income. A $17,000 gain on the sale of REO property also enhanced non-interest income as well as a gain of $44,000 on the sale of an investment security.

     NON-INTEREST EXPENSE. Non-interest expense increased to $4,295,310 for the nine months ended March 31, 2001 from $3,635,568 for the nine months ended March 31, 2000, an increase of $659,742 or 18.1%. The most significant increase of $394,334 occurred in salary and employee benefits as a result of additional staffing for the new Tannersville and Westerlo Branches as well as an additional staff in the lending and operations departments. Also, contributing to the increase in salary expense was the expense associated with the Management Recognition and Retention Plan approved by shareholders in March 2000. The opening of the new branches also increased occupancy and furniture and equipment expenses. Investment in infrastructure such as technology also increased the equipment expense for the nine months ended March 31, 2001. Losses of $39,000 on the disposal of purchased mortgage servicing rights, of $15,000 on the liquidation of an investment in a mutual fund and of $7,000 on the sale of REO, were recognized which contributed to the overall increase in non-interest expense for the nine month period ended March 31, 2001 as compared to March 31, 2000.

       INCOME TAXES. The Company reported a tax expense of $207,866 for federal and franchise taxes for the nine months ended March 31, 2001, compared to $288,863 for the nine months ended March 31, 2000. A factor contributing to the lower tax expense for the nine months ended March 31, 2001 was a refund of approximately $34,000 received in association expenses incurred to restore the 1930s art-deco building at 302 Main Street in Catskill, which is currently the Operations Center for the Company.

     Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's most significant form of market risk is interest rate risk since the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and debt securities and a line of credit available as needed from the FHLB. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

     Liquidity risk is the risk of generating sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses.

     Loan commitments for loans in process amounted to $1.2 million at March 31, 2001. Additionally, mortgage commitments amounted to $1.7 million at March 31, 2001. Total commitments related to lines of credit amounted to $1.7 million at March 31, 2001, of which approximately $674,000 was associated with overdraft lines of credit. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

     The Company's most liquid assets are cash and due from banks and federal funds sold. At March 31, 2001, such assets amounted to $14.8 million, or 8.5% of total assets. Management also holds all investment securities as available for sale and could consider the sale of securities as an option if liquidity were needed.

     Stockholders' equity increased to $24.8 million at March 31, 2001 as compared to $23.6 million at June 30, 2000. At March 31, 2001, the Company exceeded all regulatory capital requirements.

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

Recent Developments
The Company received approval on April 2, 2001 from the Office of Thrift Supervision to convert the charter of Greene County Bancorp, Inc. and Greene County Bancorp, MHC to federal charters. Greene County Bancorp, Inc. currently operates as a Delaware Corporation. Greene County Bancorp, MHC currently operates under a New York charter. However, the Bank itself will retain its New York state savings bank charter.
These conversions are expected to be consummated during the quarter ending June 2001. The reasons for the charter conversions were described in the proxy materials distributed to stockholders on October 12, 2000.

GREENE COUNTY BANCORP, INC.


PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

The Company is not engaged in any material legal proceedings at the present time.


Item 2.  Changes in Securities and Use of Proceeds

Not applicable


Item 3.  Defaults Upon Senior Securities

Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Not applicable


Item 6.  Exhibits and Reports on Form 8-K
Not applicable

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Greene County Bancorp, Inc.

Date:  May 14, 2001

By: /s/ J. Bruce Whittaker


----------------------------------
J. Bruce Whittaker
President and Chief Executive Officer





Date:  May 14, 2001

By: /s/ Michelle Plummer


----------------------------------
Michelle Plummer, CPA
Chief Financial Officer