Form 10KSB
period 2001-06-30
GREENE COUNTY BANCORP INC
filed 2001-09-28
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     For the Fiscal Year Ended June 30, 2001
                                       OR
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
For the transaction period from ___________________ to ______________________

                         Commission File Number: 0-25165


                           GREENE COUNTY BANCORP, INC.
                 _________________________________________________
                 ( Name of Small Business Issuer in its Charter)


       United States                                  14-1809721
_____________________________                        _____________
(State or Other Jurisdiction
of Incorporation or Organization)          (I.R.S. Employer Identification No.)


302 Main Street, Catskill, New York                                      12414
_____________________________________                                _________
(Address of Principal Executive Office)                             (Zip Code)

                                                               (518) 943-2600
                                                      (Issuer's Telephone Number
                                                            including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                    ________

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
           ___________________________________________________________
                                (Title of Class)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    YES  [X]  / NO
                                 ______________________
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended June 30, 2001 were $12,609,158.

     As of June 30, 2001, there were issued 2,152,835 and 2,040,355 shares outstanding of the Registrant's Common Stock. As of September 21, 2001, there were 2,022,755 shares outstanding, of which 870,439 were shares of voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of Common Stock of $13.75 on such date. The aggregate value of stock held by non-affiliates was $11,968,536.25

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2001 (Part II).
2. Proxy Statement for the 2001 Annual Meeting of Shareholders (Part III)

                                     PART I
                                    ________
ITEM 1.    Business
______     _________

     Greene County Bancorp, Inc. (the "Company") was organized at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) (the "Bank") for the purpose of acting as the holding company of the Bank. On August 15, 2000, the Board of Directors of the Company unanimously approved a plan to convert the Company's charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a Federal corporation regulated by the Office of Thrift Supervision ("OTS"). On April 2, 2001, the OTS approved the charter conversion, which was approved by the shareholders of the Company on November 27, 2000. The Company's assets consist primarily of the outstanding capital stock of the Bank and cash and investments of $5.1 million. At June 30, 2001, 888,039 shares of the Company's common stock, par value $0.10 per share, were held by the public, 112,480 shares were held as Treasury stock and 1,152,316 shares were held by Greene County Bancorp, MHC, the Company's mutual holding company (the "Mutual Company"). The Company's principal business is overseeing and directing the business of the Bank and various Company investment securities.

     At June 30, 2001, the Company had consolidated total assets of $185.1 million, consolidated total deposits of $154.2 million, borrowings from Federal Home Loan Bank of $5.0 million and consolidated total equity of $25.1 million.

     The Company's administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

The Bank of Greene County

     The Bank was organized in 1889 as The Building and Loan Association of Catskill, a New York-chartered savings and loan association. In 1974, the Bank converted to a New York mutual savings bank under the name Greene County Savings Bank. In conjunction with the reorganization and the offering completed in December 1998 ("the December 1998 Reorganization") the Bank changed its name to The Bank of Greene County. The Bank's deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans, consumer loans, home equity loans and commercial business loans. In addition, the Bank invests a significant portion of its assets in investment securities and mortgage- and asset-backed securities. The Bank's revenues are derived principally from the interest on its mortgage, consumer and commercial loans and securities, and servicing fees and service charges and other fees collected on its deposit accounts. The Bank's primary sources of funds are deposits, and principal and interest payments on loans and investment and mortgage- and asset-backed securities. At June 30, 2001, the Bank had borrowed $5.0 million from the Federal Home Loan Bank.

     The Bank's administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC

     The Mutual Company was formed in December 1998 as part of the Bank's mutual holding company reorganization. The Mutual Company also received OTS approval of its conversion from a state to federal charter on April 2, 2001 as discussed above. The OTS under the new charter currently regulates the Mutual Company. The Mutual Company owns 53.5% of the common stock of the Company. The Mutual Company does not engage in any business activity other than to hold the Company's common stock and to invest any liquid assets of the Mutual Company.

     The Company's administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.



Market Area

     The Bank has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates six full-service banking offices in Greene County and southern Albany County, New York. The Bank's primary deposit gathering area is currently concentrated around the areas within Greene County and southern Albany County where its full-service banking offices are located, namely the towns of Catskill, Greenville, Cairo, Coxsackie, Tannersville and Westerlo.

     As of the 2000 census estimates, the County population was 48,300 persons, indicating an overall increase in the population level of 8.0% since the last census conducted in 1990. Greene County is primarily rural and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains. The County has no concentrations of manufacturing industry. Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area. The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County and the Coxsackie Correctional Facilities are the largest employers in the County. Other large employers include the Hunter Mountain and Ski Windham resort areas, the Catskill, Cairo-Durham, Greenville and Coxsackie-Athens Central School Districts and Stiefel Labs, Inc.

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

     Competition is likely to increase as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, which eases restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in the Bank's primary market area that offer a wider variety of financial services than the Bank currently offers. Competition for deposits, for the origination of loans and the provision of other financial services may limit the Bank's growth and adversely impact its profitability in the future.


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

                                                                         At June 30,
                                            2001                   2000                    1999
                                       Amount    Percent        Amount   Percent        Amount   Percent
                                  ---------- ----------   ----------- ----------- ---------- ---------
(Dollars in thousands)
Real estate loans:
  One- to four- family                $86,336     77.84%       $80,696    81.54%       $74,145     80.74%
  Commercial                            5,239       4.72         4,702      4.75          3985      4.34
  Construction and land                 1,979       1.78           616      0.62          1654      1.80
  Multi-family                          1,213       1.09         1,253      1.27           841      0.92
                                    ---------- ---------- ------------- --------- ------------- --------

    Total real estate loans            94,767      85.43        87,267     88.18        80,625     87.80

Consumer loans
  Installment (1)                       6,128       5.53         4,865      4.92         4,761      5.18
  Home equity                           6,138       5.53         4,631      4.68         4,689      5.11
  Passbook                                596       0.54           490      0.50           525      0.57
                                    ---------- ---------- ------------- --------- ------------- --------

    Total consumer loans               12,862      11.60         9,986     10.10         9,975     10.86

Commercial business loans               3,291       2.97         1,707      1.72         1,230      1.34
                                    ---------- ---------- ------------- --------- ------------- --------


Total consumer loans and
  commercial business loans            16,153      14.57        11,693     11.82        11,205     12.20
                                    ---------- ---------- ------------- --------- ------------- --------


Total gross loans                     110,920     100.0%        98,960    100.0%        91,830    100.0%
                                    ----------            -------------           -------------


Less:
  Deferred fees and discounts           (277)                    (275)                   (240)
  Allowance for loan losses             (886)                    (866)                   (792)
                                    ----------            -------------           -------------


Total loans receivable, net          $109,757                  $97,819                 $90,798
                                    ==========            =============           =============

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

                                                                At June 30,
                                            2001                   2000                    1999
                                       Amount    Percent        Amount   Percent        Amount   Percent
                                    ---------- ---------- ------------- --------- ------------- --------
(Dollars in thousands)
Fixed-rate loans:
  Real estate loans:
     One- to four- family             $77,852     70.19%       $69,360    70.08%       $60,137    65.49%
     Commercial                         3,589       3.23         2,840      2.87         1,542      1.68
     Construction and land              1,979       1.78           616      0.62         1,654      1.80
     Multi-family                       1,175       1.06         1,124      1.14           699      0.76
                                   ---------- ---------- ------------- --------- ------------- ---------

  Total real estate loans              84,595      76.26        73,940     74.71        64,032     69.73

  Consumer loans
     Installment (1)                    6,128       5.53         4,865      4.92         4,761      5.18
     Home equity                        6,138       5.53         4,631      4.68         4,689      5.11
     Passbook                             596       0.54           490      0.50           525      0.57
  Commercial business loans             3,291       2.97         1,707      1.72         1,230      1.35
                                   ---------- ---------- ------------- --------- ------------- ---------

Total fixed-rate loans                100,748      90.83        85,633     86.53        75,237     81.94
                                   ---------- ---------- ------------- --------- ------------- ---------

Adjustable-rate loans
  Real estate loans:
     One- to four- family               8,484       7.65        11,336     11.46        14,008     15.25
     Commercial real estate             1,650       1.49         1,862      1.88         2,443      2.66
     Multi-family                          38       0.03           129      0.13           142      0.15
     Construction and land                ---        ---           ---       ---           ---       ---
                                   ---------- ---------- ------------- --------- ------------- ---------

Total adjustable-rate loans            10,172       9.17        13,327     13.47        16,593     18.06

Total gross loans                     110,920     100.0%        98,960    100.0%        91,830    100.0%
                                    ---------- ---------- ------------- --------- ------------- ---------


Less:
  Deferred fees and discounts           (277)                    (275)                   (240)
  Allowance for loan losses             (886)                    (866)                   (792)
                                    ----------            -------------           -------------


Total loans receivable, net          $109,757                  $97,819                 $90,798
                                    ==========            =============           =============

     (1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

     One- to Four-Family Residential Loans. The Bank's primary lending activity is the origination, for retention in the Bank's portfolio, of one- to four-family residential mortgage loans collateralized by property located in the Bank's primary lending area. Generally, one- to four-family residential mortgage loans are made in amounts up to 89.9% of the lesser of the appraised value of the property. However, the Bank will originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years the Bank has been successful in marketing and originating such loans with 15-year terms. One- to four-family fixed-rate loans are offered with both a monthly and bi-weekly payment feature. The Bank generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on all properties collateralizing real estate loans made by the Bank.

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

     The Bank's adjustable-rate mortgage ("ARM") loans currently provide for maximum rate adjustments of 150 basis points per year and 600 basis points over the term of the loan. The Bank offers ARM loans with initial interest rates that are below market, referred to as "teaser rates." However, in underwriting such loans, borrowers are qualified at the full index rate. Generally the Bank's ARM loans adjust every year. After origination, the interest rate on such ARM loans is reset based upon a contractual spread or margin above the average yield on one-year United States Treasury securities, adjusted to a constant maturity (the "U.S. Treasury Constant Maturity Index"), as published weekly by the Federal Reserve Board.

     ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2001, 7.65% of the Bank's loan portfolio consisted of one- to four-family residential loans with adjustable interest rates.

     The Bank originates construction to permanent loans to homeowners for the purpose of construction of primary and secondary residences. The Bank issues a commitment and has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum term of six months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 89% (or up to 95% with private mortgage insurance), of the completed project. The Bank began offering loans collateralized by undeveloped land during fiscal year 2001. The acreage associated with such loans is limited. These land loans generally are intended for future sites of primary or secondary residence.

     Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays may further impair the borrower's ability to repay the loan.

     The Bank's residential mortgage loan originations are generally obtained from the Bank's loan representatives operating in its branch offices through their contacts with existing or past loan customers, depositors of the Bank, referrals from attorneys and accountants who refer loan applications from the general public, and local realtors. The Bank has hired a loan originator who calls upon customers during non-banking hours and at locations convenient to the customer.

     All one- to four-family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     At June 30, 2001, $86.3 million, or 77.8% of the Bank's loan portfolio, consisted of one- to four-family residential mortgage loans. Approximately $660,607 of such loans (representing 11 loans) were included in nonperforming loans as of that date.

     Commercial Real Estate and Multifamily Loans. At June 30, 2001, $5.2 million, or 4.72%, of the total loan portfolio consisted of commercial real estate loans. Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is generally 75%. At June 30, 2001, the largest commercial mortgage loan had a principal balance of $433,171 and was collateralized by a furniture warehouse/showroom.

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

     The Bank originates a limited number of multi-family loans, which totaled $1.2 million, or 1.09% of the Bank's total loans at June 30, 2001. Multi-family loans are generally collateralized by apartment buildings located in the Bank's primary market area. The Bank's underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.

     Consumer Loans. The Bank's consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). At June 30, 2001, consumer loans totaled $12.9 million, or 11.6% of the total loan portfolio. Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years.

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

     The Bank offers fixed-rate home equity loans that are collateralized by the borrower's residence. Home equity loans are generally underwritten with terms not to exceed 15 years and under the same criteria that the Bank uses to underwrite one- to four-family fixed rate loans. Home equity loans may be underwritten with terms not to exceed 15 years and with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $50,000 unless approved by the Board of Directors. The Bank appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. At June 30, 2001, the outstanding balance of home equity loans totaled $6.1 million, or 5.53% of the Bank's total loan portfolio.

     Commercial Business Loans. The Bank also originates commercial business loans up to 10 years at fixed rates. The Bank attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications. The
decision  to  grant  a  commercial   business  loan  depends  primarily  on  the
credit worthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral that consists of receivables, inventory and equipment. The Bank generally requires annual financial statements, tax returns and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that collateralizes the loan. At June 30, 2001, the Bank had $3.3 million of commercial business loans representing 2.97% of the total loan portfolio. On such date, the average balance of the Bank's commercial business loans was approximately $35,800. The largest commercial business loan had a balance of $600,000 and represented a fire truck loan for a local fire district. At June 30, 2001, the Bank's commercial loan portfolio included 92 loans collateralized by real estate, fire trucks, or other equipment.

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

     Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2001 regarding the amount of loans maturing or re-pricing in the Bank's portfolio. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

The following table illustrates the future maturities of such loans at June 30, 2001.


                                             1 Year    3 Years     5 Years
                                  Within    Through    Through     Through     Beyond
                                  1 Year    3 Years    5 Years    10 Years   10 Years       Total
                                --------- ---------- ---------- ----------- ---------- -----------

(Dollars in thousands)
Real estate loans:
  One- to four- family            $7,604     $1,784     $1,163     $10,864    $64,921     $86,336
  Commercial                       1,481        223        155         593      2,787       5,239
  Construction and land              ---        ---          6         ---      1,973       1,979
  Multi-family                       ---         38         74          37      1,064       1,213
                               --------- ---------- ---------- ----------- ---------- -----------

Total real estate loans            9,085      2,045      1,398      11,494     70,745      94,767

Consumer loans                     1,269      3,190      3,708       2,309      2,386      12,862

Commercial business loans          1,208        513        830         140        600       3,291

                               --------- ---------- ---------- ----------- ---------- -----------

Total loan portfolio             $11,562     $5,748     $5,936     $13,943    $73,731    $110,920
                               ========= ========== ========== =========== ========== ===========


     The total amount of the above loans due after June 30, 2002 which have predetermined interest rates is $97.5 million while the total amount of loans due after such date which have adjustable interest rates is $1.8 million.

     The  following  table  sets  forth  the  loan   origination  and  repayment
activities of the Bank for the periods indicated. The Bank did not purchase or sell any loans during the periods presented.

                                       For the Years Ended June 30,
                                        2001          2000         1999
                                    ---------    ----------    ---------
(Dollars in thousands)
Originations by type:
  Adjustable rate loans
     One- to four- family               $409            $541         $1,214
     Commercial real estate              252              51            131
     Multi-family                         10              17            ---
                                    ---------      ----------      ---------

  Total adjustable rate loans            671             609          1,345

  Fixed rate loans
     One- to four- family             17,123          15,910         28,455
     Commercial real estate            1,485           1,682             90
     Construction and land             4,405           4,512          3,347
     Multi-family                        145             483            ---
     Installment                       5,630           4,317          4,782
     Home equity                       3,311           1,610          2,227
     Passbook                            431             450            540
     Commercial business               3,286           2,235            388
                                    ---------      ----------      ---------

  Total fixed rate loans              35,816          31,199         39,829

  Total loans originated             $36,487         $31,808        $41,174
                                    ---------      ----------      ---------


Repayments:
     One- to four- family             11,892           9,900         19,777
     Commercial real estate            1,200           1,016            757
     Construction and land             3,042           5,550          2,491
     Multi-family                        195              88            ---
     Installment                       4,367           4,213          4,193
     Home equity                       1,804           1,668          2,265
     Passbook                            325             485            559
     Commercial business               1,702           1,758            494
                                    ---------      ----------      ---------


  Total repayments                    24,527          24,678         30,536
                                    ---------      ----------      ---------


Net increase in loans                $11,960          $7,130        $10,638
                                    =========      ==========      =========



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

     In addition to loan origination fees, the Bank also receives other income that consists primarily of deposit transaction account service charges, ATM fees and late charges. The Bank also installs, maintains and services merchant bankcard equipment for local retailers and is paid a percentage of the transactions processed using such equipment.

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

     At June 30, 2001, the largest aggregate amount loaned by the Bank to one borrower was consisted of a commercial business loan of $600,000 for the purchase of a fire truck. The loan comprising the lending relationship was performing in accordance with its terms as of June 30, 2001.

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

     Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as non-performing. Interest on nonaccural loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status. Other real estate owned is also considered non-performing. At June 30, 2001, the Bank had non-performing loans of $743,468 and a ratio of non-performing loans to total loans of 0.67%.

     Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO is charged against earnings. At June 30, 2001, the Bank's OREO totaled $30,229 and its ratio of non-performing assets to total assets was 0.42%.

     The following table sets forth delinquencies in the Bank's loan portfolio at June 30, 2001. When a loan is delinquent 90 days or more, the Bank fully reverses all accrued interest thereon and ceases to accrue interest thereafter. A loan is not removed from nonaccrual status until the loan is current and evidence supports the borrower's ability to maintain a current status. The Bank also had 3 one-to-four-family real estate loans that amounted to $162,374 classified as nonaccural which were in the 60 to 89 days delinquent category at June 30, 2001. For all the dates indicated, the Bank did not have any material restructured loans.


                                                                                 Percentage
                                                                                  of Loan
                                                                  Dollar         Category
                                                                  Amount
                                                   Number
                                                 ----------   -------------    ------------
60 to 89 Days delinquent
Real estate:
    One- to four- family                                 10        $432,874           64.0%
    Commercial                                            1          66,842             9.9
    Construction and land                               ---             ---             ---
    Multi-family                                          1         123,867            18.3
Installment                                               8          52,647             7.8
Commercial business                                     ---             ---             ---
                                                  ----------   -------------    ------------

Total loan delinquency 60 to 89 days                     20         676,230          100.0%

90 Days and over delinquent
Real estate:
    One- to four- family                                  8         498,233           85.8%
    Commercial                                            1          71,711            12.3
    Construction and land                               ---             ---             ---
    Multi-family                                        ---             ---             ---
Installment                                               4          11,150             1.9
Commercial business                                     ---             ---             ---
                                                  ----------   -------------    -----------

Total loan delinquency 90 days and over                  13         581,094          100.0%

Total loans delinquent over 60 days
Real estate:
    One- to four- family                                 18         931,107           74.0%
    Commercial                                            2         138,553            11.0
    Construction and land                               ---             ---             ---
    Multi-family                                          1         123,867             9.9
Installment                                              12          63,797             5.1
Commercial business                                     ---             ---             ---
                                                  ----------   -------------    ------------

Total loans delinquent over 60 days                      33      $1,257,324          100.0%
                                                  ==========   =============    ============


Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated. The Bank had no accruing loans delinquent more than 90 days at June 30, 2001, 2000, and 1999.

                                                             At June 30,
                                                   2001             2000            1999
                                             ----------      -----------      ----------

Nonaccruing loans:
    Real estate loans
       One- to four- family                    $660,607         $495,909        $486,871
       Commercial real estate                    71,711          155,002         166,056
    Installment and home equity                  11,150           20,801          14,644
    Commercial business                             ---              ---             ---
                                             ----------      -----------      ----------

Total nonaccruing loans                         743,468          671,712         667,571

Real estate owned:
    Real estate loans
       One- to four- family                         ---           42,133          53,302
       Commercial real estate                    30,229              ---             ---
    Commercial business                             ---          109,000         123,548
                                             ----------      -----------      ----------

Total real estate owned                          30,229          151,133         176,850

                                             ----------      -----------      ----------

Total non-performing assets                    $773,697         $822,845        $844,421
                                             ==========      ===========      ==========


Total as a percentage of total assets             0.42%            0.49%           0.56%




     During the year ended June 30, 2001, gross interest income of $31,000 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent during the year ended June 30, 2001.

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

     When the Bank classifies problem assets as either Substandard or Doubtful, it establishes a valuation allowances or "loss reserves" in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount. The Bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Bank reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.


     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of OREO. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to noninterest expense) and is reduced by net charge-offs. At June 30, 2001, the total allowance was $886,081, which amounted to 0.81% of total net loans receivable and 119.18% of nonperforming loans. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses. For the year ended June 30, 2001, the Bank's charge-offs amounted to $76,915. For the years ended June 30, 2000 and 1999, the Bank's charge-offs amounted to $65,557 and $125,971, respectively.

     The Bank may requires an environmental site assessment to be performed by an independent professional for non-residential mortgage loans. It is also the Bank's policy to require title and hazard insurance on all mortgage loans. In addition, the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to the Bank's loan policies must be made in accordance with the limitations set out in each policy. Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                                      For theYears Ended June 30,
                                                               2001              2000                1999
                                                           ----------           ---------         ----------

Balance at the beginning of period                           $866,443           $791,897           $728,478

Charge-offs:
  One- to four- family real estate                                ---                ---              2,496
  Commercial real estate                                       26,432                ---                ---
  Installment                                                  50,483             65,557             19,735
  Commercial business                                             ---                ---            103,740

                                                           ----------           --------          ----------
Total charge-offs                                              76,915             65,557            125,971

Recoveries:
  One- to four- families                                          ---                ---              5,665
  Installment                                                  36,553              5,103              3,725

                                                           ----------           --------          ---------
Total recoveries                                               36,553              5,103              9,390

Net charge-offs                                                40,362             60,454            116,581

                                                           ----------           --------          ---------
Additions charged to operations                                60,000            135,000            180,000

                                                           ----------           --------         ----------
Balance at end of period                                     $886,081           $866,443           $791,897
                                                           ==========           ========          =========


Ratio of net charge-offs to average loans outstanding           0.04%              0.06%               0.15%
Ratio of net charge-offs to nonperforming assets                5.22%              7.35%              11.33%
Allowance for loan loss to nonperforming loans                119.18%            128.99%              91.94%
Allowance for loan loss to net loans                            0.81%              0.89%               0.87%


     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allowance is allocated to each loan category based on historical loss experience and economic conditions. The unallocated portions of the allowance represent general reserves for unused lines of credit and inherent risk associated with increased volume in lending transactions.

                               June 30, 2001                    June 30, 2000                    June 30, 1999

                                            Percent                               Percent                               Percent
                                             of                                    of                                    of
                                  Loan      loans                   Loan          loans                 Loan            loans
                       Amount of  Amounts   in each          Amount of  Amounts   in each        Amount of    Amounts   in each
                       Loan Loss  By        Category         Loan Loss  By        Category       loan Loss    By        Category
                                            to total                              to total                              to total
                       Allowance  Category  Loans            Allowance  Category  Loans          Allowance   Category   Loans
(Dollars in Thousands)
One- to four- family        $467   $86,336      77.8%             $442   $80,696    81.5%              $484   $74,145     80.7%
Commercial       real        120     5,239       4.7               105     4,702      4.8                88     3,985      4.3
Construction and land         13     1,979       1.8                 4       616      0.6                 6     1,654      1.8
Multi-family                  10     1,213       1.1                22     1,253      1.3                10       841      0.9
Installment                  100     6,128       5.5               121     4,865      4.9                80     4,761      5.2
Home equity                   32     6,138       5.5                 1     4,631      4.7               ---     4,689      5.1
Passbook                       1       596       0.6                 1       490      0.5               ---       525      0.6
Commercial business          136     3,291       3.0                72     1,707      1.7                55     1,230      1.4
Specific                     ---       ---       ---               ---       ---      ---               ---       ---      ---
Unallocated                    7       ---       ---                98      ----      ---                0       ---      ---
                       ---------- --------- ---------        ---------- --------- --------        --------- --------- --------
Totals                      $886  $110,920    100.0%              $866   $98,960   100.0%              $792   $91,830    100.0%
                       ========== ========= =========        ========== ========= ========       ========== ========= ========


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

     The Bank's current policies generally limit securities investments to U.S. Government and agency securities, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds. In addition, the Bank's policy permits investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations ('CMOs'). The Bank's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. The Bank will only invest in securities rated A or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of occasional investments in smaller non-rated local bonds. The Bank does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

     At June 30, 2001, the Bank had $48.9 million in investment securities, or 26.4% of total assets. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading, depending on the Bank's ability and intent regarding its investments. As of June 30, 2001, the entire investment securities portfolio was classified as available for sale. At June 30, 2001, the Bank's mortgage-backed securities portfolio totaled $8.9 million, or 4.8% of total assets and the Bank's asset-backed securities portfolio totaled $3.3 million, or 1.8% of total assets.

     Book Value of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.



                                                                    At June 30,
                                               2001                   2000                     1999
                                           Book     Percent           Book   Percent          Book    Percent
                                          Value    of total          Value    of              Value   of total
                                                                             total
                                       --------- ----------- -------------- --------- ------------- ----------
(Dollars in Thousands)
Investment securities, AFS
  U.S. Treasuries                        $1,005        2.1%         $4,684     10.4%         7,437       15.0%
  U.S. Government agencies                1,794         3.7          5,190      11.6         5,515       11.1
  State and political subdivisions        9,420        19.3          9,904      22.1        10,359       20.9
  Mortgage-backed securities              8,783        18.0          6,000      13.4         5,233       10.5
  Asset-backed securities                 3,300         6.7          4,915      11.0         8,445       17.0
  Corporate debt securities              23,432        47.9         12,812      28.6        11,479       23.1
  Equity securities and other             1,141         2.3          1,303       2.9         1,194        2.4
                                       --------- ----------- -------------- --------- ------------- ----------

Total investment securities, AFS        $48,875      100.0%        $44,808    100.0%       $49,662     100.0%
                                       ========= =========== ============== ========= ============= ==========



     Mortgage-Backed and Asset-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and
(iii) increase liquidity. At June 30, 2001, mortgage-backed securities (including CMOs) totaled $8.8 million or 4.8% of total assets, all of which were classified as available for sale. At June 30, 2001, all of the mortgage-backed securities were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 5.50% to 7.0%, a weighted average yield of 6.25% and a weighted average life (including pre-payment assumptions) of 3.0 years at June 30, 2001. The estimated market value of the Bank's mortgage-backed securities at June 30, 2001 was $8.8 million, which was $109,685 more than cost.

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

     Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $8.8 million mortgage-backed securities portfolio at June 30, 2001, $2.1 million with a weighted average yield of 5.93% had contractual maturities within five years, $0.9 million with a weighted average yield of 7.61% had contractual maturities of five to ten years and the remaining $5.8 million with a weighted average yield of 6.17% had contractual maturities more than 10 years. However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased of interest.

     At June 30, 2001, the Bank's portfolio of asset-backed securities totaled $3.3 million, or 1.8% of total assets, all of which were classified as available for sale. At June 30, 2001, all of the asset-backed securities were fixed rate. The portfolio had coupon rates ranging form 6.00% to 6.85%, a weighted average yield of 6.38% and a weighted average life (including prepayment assumptions) of
1.1 years at June 30, 2001. The estimated market value of the Bank's asset-backed securities portfolio at June 30, 2001 was $3.3 million, which was $88,669 more than cost at such date.

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

     Of the Bank's $3.3 million portfolio of asset-backed securities at June 30, 2001, $0.2 million with a weighted average yield of 5.76% had contractual maturities within 5 years, no asset-backed securities held in the portfolio had contractual maturities of 5 to 10 years, and the remaining $3.1 million with a weighted average yield of 6.42% had contractual maturities of more than 10 years.

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

     At June 30, 2001, deposits totaled $154.2 million. At June 30, 2001, the Bank had a total of $58.1 million in certificates of deposit, of which $45.6 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

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

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                 For the Years Ended June 30,
                                       2001                   2000                   1999
                                    ----------           -----------            ------------
(Dollars in thousands)
Opening balance                       $133,460              $127,999              $124,011
Deposits                               512,785               333,442               289,926
Withdrawals                            496,480               332,441               291,331
Interest credited                        4,427                 4,460                 5,393
Ending balance                         154,192               133,460               127,999
                                    ----------             ----------           ------------

Net increase                           $20,732                $5,461                $3,988
                                    ==========             =========            =============


Percent increase                         15.54%                 4.27%                3.22%

     The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.



                                                                                At June 30,
                                                      2001                          2000                    1999
                                             Amount         Percent         Amount      Percent      Amount      Percent
                                         -----------       ---------      ---------- ---------     ---------     ---------
(Dollars in thousands)
Transaction and savings deposits
   Demand deposits                            $18,418          11.9%         $12,344      9.3%        $9,468         7.4%
   Savings deposits                            57,021          37.0           53,892     40.4         54,670        42.6
   NOW deposits                                11,446           7.4            9,090      6.8          7,744         6.1
   Money market deposits                        9,194           6.0            6,189      4.6          3,940         3.1
                                             --------      ---------      ----------    ------     ---------     -------

Total non-certificates of deposit              96,079          62.3           81,515     61.1         75,822        59.2
                                              -------      ---------      ----------    ------     ---------     -------

Certificate of deposit
  0.00 - 3.99%                                    530           0.4               77      0.1           ---         ---
  4.00 - 5.99%                                 57,583          37.3           51,868     38.8         52,084        40.7
  6.00 - 7.99%                                   ---           ---              ---       ---             93         0.1
  8.00 - and over                                ---           ---              ---       ---           ---         ---
                                               ------      ---------      ----------    ------     ---------     ------

Total certificates of deposit                  58,113          37.7           51,945     38.9         52,177        40.8
                                             --------      ---------      ----------    ------     ---------      -------


Total deposits                               $154,192         100.0%        $133,460    100.0%      $127,999       100.0%
                                             ========      =========      ===========   ======     =========     =======

     The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at June 30, 2001.


                               0.00-           4.00-             6.00% or                      Percent of
                               3.99%           5.99%              Greater             Total                Total
                            --------         --------          -----------          ----------            ----------
(Dollars in thousands)
     Certificates of deposits
Maturing in quarter ended

September 30, 2001              $106          $13,315                 $---            $13,421                   23.1%
December 31, 2001                418           15,035                  ---             15,453                   26.6
March 31, 2002                     6            9,688                  ---              9,694                   16.7
June 30, 2002                    ---            7,032                  ---              7,032                   12.1
September 30, 2002               ---            6,747                  ---              6,747                   11.6
December 31, 2002                ---            2,295                  ---              2,295                    4.0
March 31, 2003                   ---              913                  ---                913                    1.6
June 30, 2003                    ---              706                  ---                706                    1.2
September 30, 2003               ---              309                  ---                309                    0.5
December 31, 2003                ---              295                  ---                295                    0.5
March 31, 2004                   ---               84                  ---                 84                    0.1
June 30, 2004                    ---              162                  ---                162                    0.3
Thereafter                       ---            1,002                  ---              1,002                    1.7
                            --------         --------            ---------          ---------               ---------

Total                           $530          $57,583                 $---            $58,113                  100.0%
                            ========         ========            =========          =========               =========


Percent of total                 0.9%            99.1%                 0.0%            100.0%


     Borrowed Funds. In the event that the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank ("FHLB"). At June 30, 2001 the Bank had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $7,946,050 with the FHLB. Residential mortgages are pledged by the Bank as collateral to secure the Bank's line of credit and term borrowing. Interest on the line is determined at the time of borrowing. In addition to the overnight line of credit program, the Bank also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. The advances are secured by all of the Company's stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans, certain multi-family loans and U.S. Government Agency obligations in an aggregate amount equal up to 133% of outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with policies of the FHLB.

     The following table set forth certain information regarding borrowed funds.

Balance Outstanding at June 30, 2001:





        Amount            Rate             Maturity Date
     -------------   ---------------     ---------------

       $2,500,000      6.82% - fixed         09/02/2004
        2,500,000      6.80% - fixed         10/04/2005
     -------------
       $5,000,000
     =============


Average daily balance outstanding:                       $8,739,726
Maximum amount outstanding during the year              $12,500,000
Weighted average interest rate during the year                6.65%
Weighted average interest at end of year                      6.81%




Personnel

     As of June 30, 2001, the Bank had 66 full-time employees and 12 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

FEDERAL AND STATE TAXATION


Federal Taxation

     General. The Mutual Company, the Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to these entities.

     Method of Accounting. For federal income tax purposes, the Company and the Bank currently report income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing consolidated federal income tax returns. The Small Business Job Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

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


     Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank redeem its common stock pay dividends or make distributions in excess of earnings and profits.

     At June 30, 2001, the Bank's total federal pre-1988 reserve was approximately $2.1 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made. A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

     Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company and the Bank have not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At June 30, 2001, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

     New York State Taxation - General. The Company and the Bank report income on a combined calendar year basis to New York State. The New York State franchise tax on banking corporations is imposed in an amount equal to the greater of (a) 8.5% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) $250. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The Mutual Company files a separate New York State franchise tax return.

     Bad Debt Reserves. The Bank is allowed to utilize the reserve method of accounting for New York State franchise tax purposes and is required to maintain two reserve accounts: the Reserve for Losses on Nonqualifying Loans (the "NY NQL Reserve") and the Reserve for Losses on Qualifying Real Property Loans (the "NY QRPL Reserve"). The addition to the NY NQL Reserve must be computed under the "experience method". The addition to the NY QRPL Reserve may be computed under either the experience method or the "percentage of taxable income method" (the "PTI method"). The deduction under the PTI method is equal to 32% of entire net income (before the deduction for the bad debt reserve addition), which must first be allocated to the NY NQL Reserve. The balance, if any, is the allowable addition to the NY QRPL reserve, subject to a limitation based upon 6% of Qualifying Real Property Loans ("QRPL").

     Recapture of New York State Bad Debt Reserves. If the Bank ceases to qualify as a "thrift institution" (as defined in the New York State tax law), or fails to hold at least 60% of its assets in "Qualifying Assets", it will no longer be entitled to use the reserve method and must recapture into entire net income a portion of its NY QRPL Reserve. The amount subject to recapture is generally equal to the excess of the NY QRPL Reserve over the federal QRPL
Reserve as of December 31, 1995. The amount of the Bank's NY QRPL Reserve subject to recapture is approximately $1.8 million. Since it is the Bank's intention to continue to qualify as a thrift institution and to meet the 60% Qualifying Asset test, a deferred tax liability has not been established for the $153,000 New York State tax that would result from such failure.

     Net Operating Loss Deductions. For New York State franchise tax purposes, the Bank is not entitled to carry back or forward net operating losses ("NOLs") incurred in taxable years ending before January 1, 2001. NOLs incurred in taxable years beginning on or after January 1, 2001 can be carried forward to the succeeding 20 taxable years. No carryback of NOLs will be permitted.

     Corporate Dividends-Received Deduction. Similar to the federal rules, the Company and the Bank file a combined New York State franchise tax report and intercompany dividends will be eliminated. However, the Mutual Company does not own the requisite percentage (generally 80% or more) of the common stock of the Company necessary to file on a combined basis with the Company. As long as the Mutual Company owns more than 50% of the common stock of the Company, it is entitled to a full exclusion from taxation of dividend income related to subsidiary capital. The Mutual Company is entitled to a 50% dividends-received deduction if it owns 50% or less of the common stock of the Company.

                                   REGULATION

General

     The Bank is a New York-chartered savings bank and the FDIC through the BIF insures its deposit accounts up to applicable limits. The Bank is subject to extensive regulation by the New York State Banking Department(" the Department"), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the New York Superintendent of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both the Company and the Mutual Company, as Mutual Savings and Loan holding companies, are subject to regulation by the OTS ("OTS")and are required to file reports with the OTS. Any change in such regulations, whether by the Department, the FDIC, or OTS could have a material adverse impact on the Bank, the Company, or the Mutual Company.

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

Regulatory Capital Requirements

     The FDIC has adopted risk-based capital guidelines for banks under their supervision. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

     These guidelines divide the Bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

     At June 30, 2001, the Bank exceeded all regulatory capital requirements.

Standards for Safety and Soundness

     The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; compensation; fees and benefits. The agencies also adopted additions to the Guidelines, which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by federal law. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

Prompt Corrective Action

     The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized:" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

     Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of June 30, 2001, the Bank had no securities pursuant to this exception.

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



Holding Company Regulation

     Generally. Federal law allows a state savings bank, such as the Bank, that qualifies as a "Qualified Thrift Lender," discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners' Loan Act (the "HOLA"). Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Company and the Mutual Company have made such election by converting from a Delaware corporation and a New York mutual holding company to a Federal corporation and Federal mutual holding company, respectively, effective May 15, 2001. The Company and the Mutual Company savings and loan holding companies are within the meaning of the HOLA As such, the Company and the Mutual Company are registered with the OTS and are subject to the OTS regulations, examinations, supervisions and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Company and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Mutual Company are generally not subject to state business organization law.

     Permissible Activities. Under the HOLA and OTS regulations and policies, a federal mid-tier holding company such as the Company is permitted to, among other things: (i) own a savings association or savings bank; (ii) acquire a mutual institution; (iii) merge with or acquire another mutual holding company, one of whose subsidiaries is a savings institution; (iv) acquire non-controlling amounts of the stock of savings institutions and savings institution holding companies, subject to certain restrictions; (v) invest in any corporation that a savings association may invest in under federal law or under the law of any state where the savings association has its home office; (vi) furnish or perform management services for a savings institution subsidiary; (vii) hold, manage or liquidate assets owned or acquired from a savings institution subsidiary of such company; (viii) hold or manage properties used or occupied by a savings institution subsidiary of such company; and (ix) act as trustee under deed or trust. In addition, a federal mutual holding company may engage in any other activity that is permissible for bank holding companies under the Bank Holding Company Act, or in which multiple savings and loan companies may engage. Finally, under recently enacted financial modernization legislation, federal mutual holding companies may engage in any activity in which a financial holding company may engage, including maintaining an insurance agency, escrow business and underwriting securities and insurance. Moreover, a federal mutual holding company may engage in the activities of a financial holding company without having to make financial holding company election that is applicable to bank holding companies. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed-above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

     Holding Company Regulatory Capital Requirements. The Company, as a mutual savings and loan holding company, does not have any regulatory capital requirements.

     Mergers and Acquisitions. The Home Owners' Loan Act prohibits a savings and loan holding company, including the Company and Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. The Home Owners' Loan Act also prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, or from acquiring such an institution or company by merger, consolidation, or purchase or its assets, without the prior written approval of the OTS. In evaluation applications by holding companies to acquire other financial institutions, the OTS considers the financial and managerial resources and future prospects of the acquiror and the merging institution, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisitions that would result in multiple savings and loan holding companies controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state or target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Payment of Cash Dividends. OTS regulations generally do not restrict the ability of a savings and loan holding company to pay dividends. However, federal and state law do impose certain limitations on the payment by the Bank, the Company's principal operating subsidiary, of cash dividends to the Company (described herein).

     Waivers of Dividends by the Mutual Company. OTS regulations require the Mutual Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such director's fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

     Conversion of the Mutual Company to Stock Form. OTS regulations permit the Mutual Company to convert from the mutual to the stock form of ownership (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention to plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. Based upon the current OTS policy, in a Conversion Transaction, each share of Common Stock held by the Company's public stockholders ("Minority Shareholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Shareholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Shareholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

     Stock Repurchases. The OTS imposes no restrictions on stock repurchases by the Company.

     Qualified Thrift Lender Test. In order for the Company to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a "qualified thrift lender" under OTS regulations or satisfy the "domestic building and loan association" test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible, including goodwill; and (iii) the value of property used to conduct business) in certain " qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. The Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

     The OTS has proposed new rules which would require savings and loan holding companies to notify the OTS prior to engaging in transactions which (i) when combined with other debt transactions engaged in during a 12-month period, would increase the holding company's consolidated debt by 5% or more; (ii) when combined with other asset acquisitions engaged in during a 12-month period, would result in asset acquisitions of greater than 15% of the holding company's consolidated assets; or (iii) when combined with any other transactions engages in during a 12-month period, would reduce the holding company's consolidated tangible capital to consolidated tangible assets by 10% or more. The OTS has proposed to exempt from this rule holding companies whose consolidated tangible capital exceeds 10% following the transactions.

     The OTS has also proposed new rules, which would codify the manner in which the OTS reviews the capital adequacy or savings and loan holding companies and determines when a holding company must maintain additional capital. The OTS is not currently proposing to establish uniform capital adequacy guidelines for all savings and loan holding companies.

     The Bank of Greene County and Greene County Bancorp, Inc. are unable to predict whether or when these proposed regulations will be adopted, and what effect, if any, the adoption of these regulations would have on their business.

Federal Securities Law

     The Common Stock of the Company is registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     The Company Common Stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. At June 30, 2001, the Bank had $939,600 of FHLB stock. The dividend yield from FHLB stock was 5.84% at June 30, 2001. No assurance can be given that such dividends will continue in the future at such levels.

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

ITEM 2.  Properties
------   ----------
     The Bank currently conducts its business through six full-service banking offices. Both the Company and the Bank maintain their executive offices at the Operations Center, 302 Main Street, Catskill, New York. The following table sets forth the Bank's offices as of June 30, 2001. The Bank's current facilities are considered by management to be adequate for the needs of the Bank and the Company in the foreseeable future.


                                           Original                          Net Book Value
                                 Leased      Year           Date of          Of Property or
                                   or     Leased or          Lease              Leasehold
Location                         Owned     Acquired        Expiration         Improvements
-----------------------------------------------------------------------------------------------
(Dollars in thousands)
Main Office (1)
Main & Church Streets
Catskill, NY 12414               Owned         1963               ---               $257

Full Service Branches
Coxsackie Branch
Route 385
West Coxsackie, NY 12051         Owned         1974               ---                116

Cairo Branch
Main Street
Cairo, NY 12413                  Owned         1988               ---                372

Greeneville Branch
Route 32
Greeneville, NY 12083            Owned         1997               ---               1042

Tannersville Branch
Main Street
Tannersville, NY 12485           Owned         2000               ---               1329

Westerlo Branch
Routes 141 & 143
Westerlo, NY 12193               Leased        2001        November 30, 2005         103

Operations Center
302 Main Street
Catskill, NY 12414               Owned         1999               ---                516




ITEM 3.  Legal Proceedings
------   -----------------

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.


ITEM 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5.  Market for Company's Common Stock and Related Security Holder Matters
------   ---------------------------------------------------------------------

The "Common Stock and Related Matters" section of the Company's Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  Management's  Discussion and Analysis of Financial Condition and
______   Results of Operations
         -----------------------------------------------------------------------


The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.  Selected Financial Data
------   ------------------------


The selected financial information for the year ended June 30, 2001 is filed as part of the Company's Annual Report to Shareholders and is incorporated by reference.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and _______ Financial Disclosure
         --------------------------------------------------------------

         None.

                                                        PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
_____    Compliance With Section 16(a) of the Exchange Act
         -----------------------------------------------------------------------

The Proposal I - Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") is incorporated herein by reference.


ITEM 10. Executive Compensation
-------- ----------------------

The "Proposal I - Election of Directors" section of the Company's 2001 Proxy Statement is incorporated herein by reference.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

The "Proposal I - Election of Directors" section of the Company's 2001 Proxy Statement is incorporated herein by reference.


ITEM 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------

The "Transactions with Certain Related Persons" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------  ----------------------------------------------------------------

         (a)(1)  Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows, all of which are included in the Annual Report to Shareholders (Exhibit 13):


     (A) Report of Independent Accountants

     (B) Consolidated Statements of Condition

     (C) Consolidated Statements of Operations

     (D) Consolidated Statements of Changes in Equity

     (E) Consolidated Statements of Cash Flows

     (F) Notes to Consolidated Financial Statements


      (a)(2)  Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial
Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2001 is not deemed to be filed as part of this report except as expressly provided herein.

      (b)Reports on Form 8-K

              None

      (c)Exhibits

     3.1   Certificate  of  Incorporation   of  Greene  County   Bancorp,   Inc.
(incorporated herein by reference to the Company's registration statement on SB-2, file No. 333-63681 (the "SB-2")).
     3.2 Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to the Company's SB-2)

     4.0 Form of Stock Certificate of Greene County Bancorp, Inc. incorporated herein by reference to the Form SB-2)

     10.1 Employment Agreement with J. Bruce Whittaker (incorporated herein by reference to the Company's SB-2)
     10.2 Employee Stock Ownership Plan (incorporated herein by reference to the Company's SB-2)

     13.0   Annual Report to Shareholders

     21.0   Subsidiaries of the Company

     23.0   Consent of Experts

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GREENE COUNTY BANCORP, INC.


Date: September____28__, 2001                      By:_________________________
                                                      /s/
                                                              J. Bruce Whittaker
                                           President and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     By:________________________                   By:_________________________
        /s/                                           /s/
     Michelle Plummer                                       Walter H. Ingalls
     Chief Financial Officer                              Chairman of the Board

     Date:  September __28___, 2001             Date:  September___18____, 2001


     By:________________________                   By:_________________________
        /s/                                           /s/
     Paul Slutzky                                           Raphael Klein
     Director                                               Director

     Date:  September __18__, 2001              Date:  September___18___, 2001


     By:________________________                   By:_________________________
        /s/                                           /s/
     David H. Jenkins, DVM                                  Dennis R. O'Grady
     Director                                               Director

     Date:  September__18____, 2001             Date:  September___18____, 2001


     By:________________________
        /s/
     Martin C. Smith
     Director

     Date:  September__18____, 2001

                                     EXHIBIT 13
                          ANNUAL REPORT TO SHAREHOLDERS

                                   EXHIBIT 21

                           SUBSIDIARIES OF THE COMPANY



Company                                            Percent Owned


The Bank of Greene County                          100.0% owned by the Company

                                   EXHIBIT 23
                               CONSENT OF EXPERTS

                                   EXHIBIT 23







                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form s-8 (No. 333-51538) of our report dated July 27, 2001 relating to the financial statements of Greene County Bancorp, Inc., which appears in this Form 10-KSB.

PricewaterhouseCoopers LLC


/s/_______________________

Albany, New York
September 27, 2001