Form 10QSB
period 2001-09-30
GREENE COUNTY BANCORP INC
filed 2001-11-14
CIK 1070524

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                       -----------------------------------


                                   Form 10-QSb

              [X] Quarterly Report Under Section 13 of 15(D) of the
                      Securities and Exchange Act of 1934

                    for the Quarter Ended September 30, 2001

                                       or

          [ ] Transition Report Pursuant to Section 13 of 15(D) of the
                            Securities Exchange Act


                           Greene County Bancorp, Inc.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

                         Commission File Number 0-25165



   United States                                                    14-1809721
--------------------                                                ----------
(State or Other Jurisdiction
of Incorporation or Organization)        (I.R.S. Employer Identification Number)


302 Main Street, Catskill, New York                                       12414
-----------------------------------                                  ----------
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

            Yes   X                                                      No
         __________                                                    ________

As of November 12, 2001, the Registrant Had 2,152,835 shares of common stock issued At $ .10 par value, and 2,002,855 were outstanding.

                           GREENE COUNTY BANCORP, INC.



INDEX



PART I.     FINANCIAL INFORMATION
                                                                           Page
Item 1.  Financial Statements
       *   Consolidated Statements of Financial Condition                     3
       *   Consolidated Statements of Income                                  4
       *   Consolidated Statements of Comprehensive Income                    5
       *   Consolidated Statements of Changes in Shareholders' Equity         6
       *   Consolidated Statements of Cash Flows                              7
       *   Notes to Consolidated Financial Statements                      8-10

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                       10-17



PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                              18

  Item 2.     Changes in Securities and Use of Proceeds                      18

  Item 3.     Defaults Upon Senior Securities                                18

  Item 4.     Submission of Matters to a Vote of Security Holders            18

  Item 5.     Other Information                                              18

  Item 6.     Exhibits and Reports on Form 8-K                               18

              Signatures                                                     19

                           Greene County Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                   As of September 30, 2001 and June 30, 2001

                                                         September 30, 2001       June 30, 2001
                                                          ------------            ----------
                                                           (Unaudited)
ASSETS
Cash and due from banks                                         $4,044,731          $5,336,195
Federal funds sold                                              15,289,168          13,468,163
                                                            ---------------      -------------
    Total cash and cash equivalents                             19,333,899          18,804,358

Investment securities, at fair value                            48,621,850          48,875,229
Federal Home Loan Bank stock, at cost                              939,600             939,600

Loans                                                          116,909,867         110,920,369
Less: Allowance for loan losses                                   (903,479)           (886,081)
      Unearned origination fees and costs, net                    (271,916)           (277,277)
                                                            ---------------     ---------------
    Net loans receivable                                       115,734,472         109,757,011

Premises and equipment                                           4,972,325           5,052,208
Accrued interest receivable                                      1,333,246           1,357,239
Prepaid expenses and other assets                                  331,207             288,914
Other real estate owned                                             30,229              30,229
                                                            ---------------     ---------------
               Total assets                                   $191,296,828        $185,104,788
                                                            ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                  $18,006,475         $18,418,308
Interest bearing deposits                                      141,647,483         135,774,206
                                                            ---------------     ---------------
    Total deposits                                             159,653,958         154,192,514

Borrowings from FHLB                                             5,000,000           5,000,000
Accrued expenses and other liabilities                             987,680             623,038
Accrued income taxes                                               324,839             195,646
                                                            ---------------     ---------------
                Total liabilities                              165,966,477         160,011,198

Shareholders' equity
Preferred stock,
  Authorized 1,000,000 at September 30,
                      and June 30, 2001;                            ----                ---
Common stock, par value $.10 per share;
   Authorized: 12,000,000 at September 30,
                        and June 30, 2001;
   Issued: 2,152,835 at September 30,
                   and June 30, 2001;
   Outstanding: 2,014,055 at September 30, 2001;
                     2,040,355 at June 30, 2001                    215,284             215,284
Additional paid-in capital                                      10,193,008          10,188,573
Retained earnings                                               16,106,172          15,993,025
Accumulated other comprehensive income                             955,041             499,022
Less: Treasury stock, 138,780 at September 30, 2001;
          112,480 at June 30,  2001,  shares at cost            (1,449,438)         (1,075,923)
         Unearned stock-based compensation                        (214,436)           (229,753)
         Unearned ESOP shares 56,395 at September 30, 2001;
                  58,516 at June 30, 2001,shares at cost          (475,280)           (496,638)
                                                            ---------------     ---------------

               Total shareholders' equity                       25,330,351          25,093,590
                                                            ---------------     ---------------

               Total liabilities and shareholders' equity     $191,296,828        $185,104,788
                                                            ===============     ===============
See notes to consolidated financial statements.


                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2001 and 2000
                                  (Unaudited)
                                                             2001                   2000
                                                             ----                     ----
Interest income:
    Loans                                              $2,187,944                $1,872,727
    Investment securities                                 565,665                   523,453
    Mortgage-backed securities                            104,126                   110,742
    Tax free securities                                   107,573                   114,550
    Interest bearing deposits and federal funds sold      143,278                   176,487
                                                       -----------              -----------
Total interest income                                   3,108,586                 2,797,959

Interest expense:
    Interest on deposits                                1,255,590                 1,202,099
    Interest on borrowings                                 85,825                   167,475
                                                       -----------              -----------
Total interest expense                                  1,341,415                 1,369,574

Net interest income                                     1,767,171                 1,428,385

Less: Provision for loan losses                            30,000                    15,000
                                                       -----------              -----------


Net interest income after provision for loan losses     1,737,171                 1,413,385
                                                       -----------              -----------


Noninterest income:
    Service charges on deposit accounts                   186,525                   122,791
    Other operating income                                165,772                   128,066
                                                       -----------              -----------
Total noninterest income                                  352,297                   250,857

Noninterest expense:
    Salaries and employee benefits                        791,901                   703,930
    Occupancy expense                                      82,967                    91,543
    Equipment and furniture expense                       110,212                    77,714
    Service and data processing fees                      152,654                   126,530
    Office supplies                                        40,069                    23,786
    Other                                                 438,711                   380,417
                                                       -----------              -----------

Total noninterest expense                               1,616,514                 1,403,920

Income before provision for income taxes                  472,954                   260,322

Provision for income taxes                                129,000                    48,658
                                                       -----------              -----------
Net income                                               $343,954                  $211,664
                                                       ===========              ===========


Weighted average EPS                                        $0.17                     $0.11
Weighted average shares outstanding                     1,973,879                 1,976,727

Diluted EPS                                                 $0.17                     $0.11
Diluted average shares outstanding                      2,018,551                 1,984,976
See notes to consolidated financial statements.



                           Greene County Bancorp, Inc.
                 Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)



                                                                      2001                   2000
Net income                                                          $343,954               $211,664

Other comprehensive income (loss):

Reclassification adjustment, net of income tax expense ($6,325)        ---                    8,384

Unrealized holding gain arising during the three months
  ended September 30, 2001 and 2000, net of tax expense of
  ($304,012) and ($185,380), respectively.                           456,019                237,352
                                                                   --------------      ------------

Total other comprehensive income                                     456,019                245,736
                                                                   --------------      ------------


Comprehensive income                                                $799,973               $457,400
                                                                   ==============      ============





See notes to consolidated financial statements.


                           Greene County Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
             For the Three Months Ended September 30, 2001 and 2000
                                                                                  Accumulated
                                           Additional                                Other
                        Capital            Paid - In             Retained        Comprehensive
                         Stock              Capital              Earnings           Income
Balance at
June 30, 2000          $215,284            $10,319,859         $15,526,092           ($524,546)


ESOP shares earned                                (768)


Stock-based
compensation
earned

Dividends paid                                                    (247,876)

Net income                                                         211,664

Change in  unrealized
gain (loss) net                                                                        245,736
                                                                    ----
                       ---------------  -----------------     ----------------   --------------

Balance at
September 30, 2000     $215,284            $10,319,091         $15,489,880           ($278,810)
                       ===============  =================      ================  ==============


Balance at
June 30, 2001          $215,284            $10,188,573         $15,993,025            $499,022



ESOP shares earned                               4,435

Stock-based
compensation
earned

Treasury stock
repurchased

Net income                                                         343,954

Dividends paid                                                    (230,807)

Change in unrealized
gain, net                                                                              456,019

Balance at           ---------------  -----------------      ----------------    --------------
September 30, 2001     $215,284            $10,193,008         $16,106,172            $955,041
                     =============== ==================     ================     ==============


                            Unearned                    Unearned           Total
                          Stock-based      Treasury      ESOP          Shareholders'
                          Compensation       Stock       Shares          Equity
Balance at
June 30, 2000              ($333,690)   ($1,019,976)    ($589,074)     $23,593,949


ESOP shares earned                                         22,368           21,600


Stock-based
compensation
earned                        17,876                                        17,876

Dividends paid                                                            (247,876)

Net income                                                                 211,664

Change in unrealized
gain (loss) net                                                            245,736


                       --------------  -----------   -------------    -------------
Balance at
September 30, 2000         ($315,814)   ($1,019,976)    ($566,706)     $23,842,949
                       ==============  ===========   =============    =============


Balance at
June 30, 2001              ($229,753)   ($1,075,923)    ($496,638)     $25,093,590



ESOP shares earned                                         21,358           25,793

Stock-based
compensation
earned                        15,317                                        15,317

Treasury stock
repurchased                                (373,515)                      (373,515)

Net income                                                                 343,954

Dividends paid                                                            (230,807)

Change in unrealized
gain, net                                                                  456,019

Balance at

                       --------------   -------------   -------------    -------------
September 30, 2001         ($214,436)   ($1,449,438)    ($475,280)     $25,330,351
                       ==============  =============   =============   ===============



See notes to consolidated financial statements.






                           Greene County Bancorp, Inc.
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2001 and 2000

                                                                                  2001                 2000
                                                                                 ------              ------
Cash flows from operating activities:
Net Income                                                                       $343,954             $211,664
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                                 108,675               88,000
     Net amortization (accretion) of premiums (discounts)                          33,881               (5,474)
     Provision for loan losses                                                     30,000               15,000
     ESOP and other stock-based compensation earned                                36,675               40,244
     Loss on sale of investments                                                      ---               54,037
     Net increase in accrued income taxes                                         129,193               82,056
     Net decrease (increase) in accrued interest receivable                        23,993              (95,647)
     Net decrease (increase) in prepaid and other assets                          (42,293)             106,090
     Net increase (decrease) in other liabilities                                 102,231             (101,440)
                                                                                ----------         ------------
          Net cash provided by operating activities                               766,309              394,530

Cash flows from investing activities:
     Proceeds from maturities of securities                                     2,420,123            1,289,950
     Proceeds from sale of securities and other investments                         ---              2,226,765
     Purchases of securities and other investments                               (269,304)          (8,267,772)
     Principal payments on securities                                             819,459              978,642
     Principal payments on mortgage-backed securities                           1,135,427              525,967
     Purchases of mortgage-backed securities                                   (3,141,191)          (2,980,953)
     Net (increase) in loans receivable                                        (6,007,461)          (1,112,441)
     Purchases of premises and equipment                                          (50,943)             (34,295)
                                                                                 ----------        ------------

          Net cash used in investing activities                               (5,093,890)           (7,374,137)

Cash flows from financing activities:
     Dividends paid                                                              (230,807)            (247,876)
     Purchase of treasury stock                                                  (373,515)                ---
     Net increase (decrease) in deposits                                        5,461,444             (710,780)
                                                                              -----------            ----------
          Net cash provided by (used in) financing activities                   4,857,122             (958,656)

Net increase (decrease) in cash and cash equivalents                              529,541           (7,938,263)

Cash and cash equivalents at beginning of period                               18,804,358           15,813,605
                                                                                ----------          ----------


Cash and cash equivalents at end of period                                    $19,333,899           $7,875,342
                                                                              ============       =============

See notes to consolidated financial statements.


                          Greene County Bancorp, Inc.
                         Notes to Financial Statements
        As of and for the Three Months Ended September 30, 2001 and 2000


(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Bank of Greene County (the "Bank"). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented have been included. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2002.

(2)      Nature of Operations

The Bank has six full service offices and an operations center located in its market area consisting of Greene County and southern Albany County, New York. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds in loans and investment securities.

(3)      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term related to the determination of the allowance for loan losses and valuation of other real estate owned ("OREO").

While management uses available information to recognize losses on loans and OREO future additions to the allowance for loan losses (the "Allowance"), or OREO write-downs, may be necessary based on changes in economic conditions, asset quality or other factors. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Company's Allowance and the carrying value of OREO and other assets. Such authorities may require the Company to recognize additions to the Allowance and/or write down the carrying value of OREO or other assets based on their judgments of information available to them at the time of their examination.

(4)      Charter Conversion

On August 15, 2000, the Board of Directors of the Company unanimously approved a plan to convert the Company's charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a Federal corporation regulated by the Office of Thrift Supervision (the "OTS"). On April 2, 2001, the OTS approved the charter conversion, which was approved by the stockholders of the Company on November 27, 2000. The mutual holding company (the "MHC") of the Company also received OTS approval of its conversion from a state to federal charter on that date.

Among other things, the charter conversions will permit the MHC to waive the receipt of dividends paid by the Company without causing dilution to the ownership interest of the Company's minority stockholders in the event of a conversion of the MHC to stock form. The waiving of dividends will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments.

As a financial institution subsidiary of the Company following the charter conversion, the Bank must maintain at least 65% of its "portfolio assets" (total assets minus goodwill and other intangible assets, office property and specified liquid investments up to 20% of total assets) in certain "qualified thrift investments" (primarily loans to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, securities backed by or representing an interest in mortgages on domestic residential housing, and Federal Home Loan Bank stock) in at least 9 months out of every 12 month period. A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. At September 30, 2001, the Bank maintained 75.4% of its portfolio assets in qualified thrift investments.

(5)      Earnings Per Share

Basic earnings per share ("EPS") on common stock are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common (such as stock options and unvested restricted stock) issued became vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

                                                        Weighted Average
                                                        Number of Shares
      Three Months Ended             Net Income           Outstanding           Earnings Per Share
September 30, 2001:                   $343,954
   Basic EPS                                               1,973,879                   $0.17
   Diluted EPS                                             2,018,551                   $0.17


September 30, 2000:                   $211,664
   Basic EPS                                               1,976,727                  $0.11
   Diluted EPS                                             1,984,976                  $0.11


(6)      Dividends

The Board of Directors approved a semi-annual $0.25 cash dividend on July 18, 2001, for shareholders of record August 15, 2001, payable September 1, 2001. The dividend reflected an annual cash dividend rate of $0.50 per share, which represents an increase from the previous annual cash dividend rate of $0.24 per share. The increase in the dividend paid out is a result of the MHC waiving receipt of dividends for the current period.



Impact of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", which requires all business combinations to be accounted for under the purchase method of accounting, thus eliminating the pooling of interest method of accounting. The adoption of this statement in fiscal 2003 will have no impact on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets", which requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. The adoption of this statement in fiscal 2003 will have no impact on the Company's consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.


In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

The Company's results of operations depend primarily on its net interest income, which is the difference between the income earned on the Company's loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses, income and expense pertaining to other real estate owned, gains and losses from sales of securities, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges. The Company's noninterest expense consists principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect the Company.

Special Note Regarding Forward Looking Statements

This annual report contains forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in this Management's Discussion and Analysis and elsewhere in this quartely report, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors that could affect actual results include but are not limited to:

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



Comparison of Financial Condition as of September 30, 2001 and June 30, 2001

ASSETS. Total assets increased to $191.3 million at September 30, 2001 from $185.1 million at June 30, 2001, an increase of $6.2 million, or 3.3%. The increase in assets was primarily due to loan growth that was funded by increases in interest-bearing deposits. The merger of a local competitor with an out-of-area institution has helped in efforts to promote the Bank's lending and deposit products.

CASH AND CASH EQUIVALENTS. Cash and due from banks decreased to $4.0 million at September 30, 2001 from $5.3 million at June 30, 2001, a decrease of $1.3 million, or 24.5% as a result of fluctuations due to normal deposit account clearing activities and vault cash needs, based on customer cash needs. Federal funds sold increased to $15.3 million at September 30, 2001 from $13.5 million at June 30, 2001 an increase of $1.8 million, or 13.3%. Federal funds sold are also a function of account clearing needs and deposit levels, which can fluctuate significantly on a daily basis.

     INVESTMENT SECURITIES. Investment securities decreased to $48.6 million at September 30, 2001 as compared to $48.9 million at June 30, 2001, a decrease of $0.3 million, or 0.6%. Despite the relatively insignificant change in the level of investment securities a shift in the portfolio mix did occur between September 30, 2001 and June 30, 2001. At September 30, 2001, the Company no longer had a position in U.S. Treasury securities compared to $1.0 million or 2.1% of the investment portfolio at June 30, 2001. Mortgage-backed securities represented $10.5 million or 21.6% of the investment portfolio at September 30, 2001, as compared to $8.8 million or 18.0% of the investment portfolio at June 30, 2001. The increase in mortgage-backed securities of $1.7 million or 19.3% was a result of purchases of $3.0 million, offset by principle payments of $1.1 million, maturities of $0.7 million and net premium and discount accretion or amortization. A decrease in asset-backed securities of $0.8 million or 24.2% to $2.5 million or 5.2% of investments at September 30, 2001 from $3.3 million or 6.8% at June 30, 2001 was due to principal payments.


(Rounded to nearest thousand)         Market value at     Percentage    Market value at      Percentage
                                      Sept. 30, 2001     of portfolio   June 30, 2001       of portfolio
U.S. Treasuries                           $---               0.0%           $1,005             2.0%
U.S. government agencies                  1,380              2.8%            1,794             3.7%
State and political subdivisions          9,668             19.9%            9,420            19.3%
Mortgage-backed securities               10,488             21.6%            8,783            18.0%
Asset-backed securities                   2,514              5.2%            3,300             6.8%
Corporate debt securities                23,347             48.0%           23,432            47.9%
                                      -----------------  -------------  ----------------   ------------

Total debt securities                    47,397             97.5%           47,734            97.7%

Equity securities and other               1,225              2.5%            1,141             2.3%

                                      -----------------  ------------- ----------------   -------------

Total available-for-sale securities     $48,622             100.0%         $48,875           100.0%
                                      ================= ============= ================    =============


LOANS. Net loans receivable increased to $115.7 million at September 30, 2001 from $109.8 million at June 30, 2001, an increase of $5.9 million, or 5.4%. The increase in loans was a result of the generally decreasing market interest rate environment which increased customer demand, particularly for fixed-rate residential mortgage loans. Another factor contributing to the increase in the Bank's market share of the local lending demand was resulting from a merger of a former competitor with an out-of-area institution. The opening of two additional branches in Tannersville and Westerlo, New York within the last eighteen months has also enhanced loan demand. Growth primarily occurred in residential real estate mortgages of $4.7 million, or 5.2% to $94.2 million at September 30, 2001, including an increase of $1.8 million to $3.8 million in construction loans, and an increase of $1.3 million, or 25.2% to $6.6 million in commercial real estate mortgages.




(Rounded to nearest thousand)               At           Percentage         At              Percentage
                                     Sept. 30, 2001     of portfolio    June 30, 2001       of portfolio
Real estate mortgages
   Residential                             $94,181         80.6%           $89,528             80.7%
   Commercial                                6,560          5.6%             5,239              4.7%
Home equity loans                            6,346          5.4%             6,138              5.6%
Commercial loans                             3,152          2.7%             3,291              3.0%
Installment loans                            6,060          5.2%             6,128              5.5%
Passbook loans                                 611          0.5%               596              0.5%
                                   ----------------     -------------   ---------------      --------

Total loans                               $116,910        100.0%          $110,920             100.0%
                                   ================    =============    ===============      ========

ALLOWANCE FOR LOAN LOSS. The allowance for loan loss is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of OREO. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses.



Analysis of the Allowance for Loan Losses
_________________________________________

                                                         September 30, 2001    June 30, 2001
Balance at the beginning of the period                       $886,081               $866,443
Charge-offs:
     Commercial real estate mortgage loans                      ---                   26,432
     Installment loans to individuals                          14,793                 50,483
                                                         -------------            ----------

Total loans charged off                                        14,793                 76,915
Recoveries:
     Installment loans to individuals                           2,191                 36,553
                                                         --------------           ----------

Total recoveries                                                2,191                 36,553

                                                         -------------            ----------

Net charge-offs                                                12,602                 40,362

Provisions charged to operations                               30,000                 60,000
                                                         --------------           ----------

Balance at the end of the period                             $903,479               $886,081
                                                         ==============           ==========


Ratio of net charge-offs to average loans outstanding            0.01%                 0.04%
Ratio of net charge-offs to nonperforming assets                 1.88%                 5.22%
Allowance for loan loss to nonperforming loans                 140.84%               119.18%
Allowance for loan loss to net loans                             0.78%                 0.81%


Nonaccrual Loans and Nonperforming Assets
_________________________________________
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered nonperforming. The Bank had no accruing loans delinquent more than 90 days at September 30, 2001 or June 30, 2001.



Analysis of Nonaccrual Loans and Nonperforming Assets
_____________________________________________________
                                                          At September 30, 2001        At June 30, 2001

Nonaccruing loans:
  Real estate mortgage loans
   Residential mortgages loans (one- to four-family)          $618,513                  $660,607
   Commercial mortgage loans                                    ---                       71,711
   Home equity                                                  15,004                     2,380
   Installment loans to individuals                              7,981                     8,770
                                                           -------------              -- ------------


Total nonaccruing loans                                        641,498                   743,468

Real Estate Owned:
   Commercial mortgage loans                                    30,229                    30,229
                                                          -------------               ---------------


Total real estate owned                                         30,229                    30,229
                                                          -------------               ---------------


Total nonperforming assets                                    $671,727                  $773,697
                                                          =============               ===============


Total nonperforming assets
   as a percentage of total assets                               0.35%                     0.42%

Total nonperforming loans to total loans                         0.55%                     0.67%


DEPOSITS. Total deposits increased to $159.7 million at September 30, 2001 from $154.2 million at June 20, 2001, an increase of $5.5 million or 3.6%. The most significant change in deposits occurred with certificates of deposit that increased $3.3 million or 5.7%, to $61.4 million at September 30, 2001. The Bank has attempted to emphasize higher rate specials on the longer-term certificates of deposits in order to attract long-term funding during the low market interest rate environment. Decreases occurred in non-interest bearing accounts such as checking accounts and certain savings accounts. Non-interest bearing accounts decreased $0.4 million, or 2.2%, to $18.0 million at September 30, 2001 as compared to $18.4 million at June 30, 2001. Savings accounts decreased $1.2 million, or 2.1%, to $55.8 million at September 30, 2001 as compared to $57.0 million at June 30, 2001. Management believes the decreases in these categories resulted from customers paying local school and property taxes at the end of the September 2001. Money market account balances continued to increase $2.7 million, or 29.4%, to $11.9 million at September 30, 2001 as compared to $9.2 million at June 30, 2001. Customers appear to be attracted to the slightly higher rate offered on the money market accounts as compared to the standard savings accounts. The money market accounts also offer more flexibility than a certificate of deposit resulting in a lower rate. A shift in the level of investment in the stock market to more conservative cash accounts also appears to have enhanced deposit growth.



(Rounded to nearest thousand)              At              Percentage            At              Percent
                                 September 30, 2001           of             June 30, 2000           of
                                                           portfolio                             portfolio

Noninterest bearing deposits               $18,006            11.3%               $18,418          11.9%
Certificates of deposit                     61,376            38.5%                58,113          37.7%
Savings deposits                            55,769            34.9%                57,021          37.0%
Money market deposits                       11,867             7.4%                 9,194           6.0%
NOW deposits                                12,636             7.9%                11,446           7.4%
                                      ----------------    ------------         --------------   ------------

Total deposits                            $159,654           100.0%              $154,192          100.0%
                                       ================   ============         ==============   ============

BORROWINGS FROM FHLB. There was no change in the borrowing between June 30, 2001 and September 30, 2001.

At September 30 and June 30, 2001, the Bank had the following borrowings:

           Amount        Rate              Maturity Date

       $2,500,000    6.82% -Fixed             09/02/2004
        2,500,000    6.80% -Fixed             10/04/2005
------------------
       $5,000,000
==================

ACCRUED EXPENSES AND OTHER LIABILITIES. At September 30, 2001, accrued expenses and other liabilities amounted to approximately $1.0 million as compared to $0.6 million at June 30, 2001, an increase of $0.4 million. The increase was primarily due to increased deferred taxes associated with unrealized gains on available for sale securities. Another reason for the increase was due to an increase in accrued expenses associated with data processing that result from a change in the billing cycle of the processor creating a longer lag period between the date of service and the billing date requiring a higher accrual.

EQUITY. The primary changes in equity included changes in retained earnings, accumulated comprehensive income and treasury stock. Retained earnings increased $113,147 due to net income of $343,954 offset by dividends paid of $230,807. Unrealized gains on investment securities caused accumulated other comprehensive income to increase by $456,019 to $955,041 at September 30, 2001. Treasury stock increased $373,515 to $1,449,438 due to the repurchase of 26,300 shares of common stock at an average cost of $14.20. The remaining changes in equity were due to amortization of compensation expense associated with the Employee Stock Ownership Plan ("ESOP") and stock-based compensation expense associated with the Management Recognition and Retention Plan.

           Comparison of Operating Results for the Three Months Ended
                          September 30, 2001 and 2000


INTEREST INCOME. Total interest income increased by $310,627, or 11.1%, to $3,108,586 for the quarter-ended September 30, 2001 as compared to $2,797,959 for the quarter ended September 30, 2000. Interest income on loans amounted to $2,187,944 for the quarter ended September 30, 2001 as compared to $1,872,727 for the quarter-ended September 30, 2000, an increase of $315,217, or 16.8%. The change was attributable to the change in loan volume. Average loans receivable for the quarter-ended September 30, 2001 amounted to $114.4 million as compared to $98.0 million for the quarter-ended September 30, 2000, an increase of $16.4 million or 16.7%. The average yield on such loans remained relatively consistent at 7.64% for the quarter-ended September 30, 2001 compared to 7.65% for the quarter-ended September 30, 2000. Total interest on investment securities including mortgage-backed securities and tax-free securities increased to $777,364 for the quarter-ended September 30, 2001 as compared to $748,745 for the quarter-ended September 30, 2000, an increase of $28,619 or 3.8%. However, average investment securities decreased to $48.0 million for the three-month period ended September 30, 2001 from $50.3 million for the three-month period ended September 30, 2000, a decrease of $2.3 million or 4.6%. The decrease in average balance was offset by an increase in yield on investments of 52 basis points to 6.35% for the quarter-ended September 30, 2001 as compared to 5.83% for the quarter-ended September 30, 2000. The primary reason for the increase in yield was due to the purchase of higher yielding corporate securities between September 30, 2000 and December 31, 2000. A significant number of purchases were made during this timeframe, which preceded most of the Federal Reserve interest rate cuts. Interest earned on interest bearing deposits and federal funds sold decreased by $33,209 and was primarily affected by the decrease in the federal funds rate, which was 6.60% at September 30, 2000 as compared to 2.75% at September 30, 2001.

INTEREST  EXPENSE.  Total  interest  expense  amounted  to  $1,341,415  for  the quarter-ended September 30, 2001, as compared to $1,369,574 for the quarter-ended September 30, 2000, a decrease of $28,159, or 2.1%. Interest expense on deposits increased $53,491 or 4.5%, to $1,255,590 for the quarter-ended September 30, 2001, as compared to $1,202,099 for the quarter-ended September 30, 2000. The increase in expense was a result of increased average deposits, but was offset by average rate decreases. Average
deposits   increased   $23.6  million  or  17.6%  to  $157.6   million  for  the
quarter-ended September 30, 2001 as compared to $134.0 million for the quarter-ended September 30, 2000. The average rate for the three-month period ended September 30, 2001 amounted to 3.19% as compared to 3.59% for the three-month period ended September 30, 2000, a decrease of 40 basis points.

Interest expense on borrowings amounted to $85,825 for the quarter-ended September 30, 2001, and $167,475 for the quarter-ended September 30, 2000, a decrease of $81,650, or 48.8%. As a result of growth in deposits the level of borrowings was decreased resulting in the lower interest expense.




NET INTEREST INCOME. Net interest income is a function of interest income and interest expense. As a result of changes in interest-earning assets and interest-bearing liabilities, net interest spread increased to 3.58% for the three-month period ended September 30, 2001 as compared to 3.26% for the three-month period ended September 30, 2000, an improvement of 32 basis points. Also, net interest margin increased to 3.91% for the three-month period ended September 30, 2001 as compared to 3.61% for the three-month period ending September 30, 2000, an improvement of 30 basis points. The improvement in net interest income was the primary reason for the overall improvement in net income.


PROVISIONS FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that is deemed appropriate to absorb future charge-offs and loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, collateral values, current and anticipated economic conditions, volume and type of lending activities and the level of non-performing and other classified loans. The allowance is based on estimates and the ultimate losses may vary from such estimates. Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

Provisions for loan losses for the quarter-ended September 30, 2001 amounted to $30,000 as compared to $15,000 for the quarter-ended September 30, 2000.

NONINTEREST INCOME. Noninterest income amounted to $352,297 for the quarter-ended September 30, 2001, as compared to $250,857 for the quarter-ended September 30, 2000, an increase of $101,440, or 40.4%. A component of noninterest income is service charges on deposit accounts that amounted to $186,525 for the quarter-ended September 30, 2001 as compared to $122,791 for the quarter-ended September 30, 2000, an increase of 63,734, or 51.9%. The reason for the increase in service charges was slightly higher fees and growth in the number of accounts. Other operating income, including fees associated with ATMs, debit cards and merchant credit card processing products, has continued to improve as the Company expanded. Other operating income increased $37,706, or 29.4% to $165,772 for the quarter-ended September 30, 2001, as compared to $128,066 for the quarter-ended September 30, 2000.

NONINTEREST EXPENSE. Total noninterest expense amounted to $1,616,514 for the quarter-ended September 30, 2001, and $1,403,920 for the quarter-ended September 30, 2000, an increase of $212,594, or 15.1%. The overall increase in non-interest expense can be attributed to the opening of new branches and expenses associated with increase volume of loans and deposit accounts. Compensation expenses increased $87,971, or 12.5% as a result of growth in staffing levels associated with the new branch in Westerlo, New York. The completion of several projects at the branches contributed to lower occupancy costs. Equipment and furniture expense increased $32,498, or 41.8% and was associated with opening of the branch in Westerlo and some upgrades in computer processing equipment. Items contributing to an increase of $58,293, or 15.3% in other operating expenses include additional telephone, postage, and courier services due to the increase in volume and number of deposit and loans.

INCOME TAXES. The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. Income taxes amounted to $129,000 for the quarter-ended September 30, 2001 and $48,658 for the quarter-ended September 30, 2000, an increase of $80,342, or 165.1%. The effective tax rate increased to 27.3% for the quarter ended September 30, 2001, as compared to 18.7% for the quarter ended September 30, 2000 in anticipation of the effective rate required for the fiscal year ending June 30, 2002. A major reason for the change in effective rate is due to the expected change as a percentage of total income that municipal securities are expected to contribute during the fiscal year.





Item 3. Market Risk

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

During the last year the declining market interest rate environment has helped to improve the net interest spread and margin; however, an increasing market interest rate environment may have the reverse effect.

Mortgage loan commitments totaled $3.8 million at September 30, 2001. The unused portion of overdraft lines of credit amounted to $0.8 million, the unused portion of home equity lines of credit amounted to $0.5 million, and the unused portion of commercial lines of credit amounted to $1.1 million at September 30, 2001. The Company anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio.

The  Bank  met  all  capital   regulatory   at  September  30,  2001  and  2000.
Shareholders' equity represented 13.2% of total assets at September 30, 2001 and 13.6% of total assets of September 30, 2000.

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

      Date:  November 14, 2001

      By: /s/ J. Bruce Whittaker



      J. Bruce Whittaker
      President and Chief Executive Officer





      Date:  November 14, 2001

      By: /s/ Michelle Plummer



      Michelle Plummer
      Chief Financial Officer