Form 10QSB
period 2001-12-31
GREENE COUNTY BANCORP INC
filed 2002-02-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -----------------------------------

                                  FORM 10-QSB

               [x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                                       OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
                                       OF
                          THE SECURITIES EXCHANGE ACT


                          GREENE COUNTY BANCORP, INC.

       (Exact name of small business issuer as specified in its charter)

                         Commission file number 0-25165



       United States                                            14-1809721
(State or other jurisdiction
of incorporation or organization)                            (I.R.S. Employer
                                                         Identification Number)


302 Main Street, Catskill, New York                               12414
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

       YES X             NO________

As of February 5, 2002, the registrant had 2,152,835 shares of common stock issued at $ .10 par value, and 2,005,395 were outstanding.

                           GREENE COUNTY BANCORP, INC.



INDEX



  PART I.    FINANCIAL INFORMATION
                                                                           Page
    Item 1.  Financial Statements
       * Consolidated Statements of Financial Condition                       3
       * Consolidated Statements of Income                                  4-5
       * Consolidated Statements of Comprehensive Income                      6
       * Consolidated Statements of Changes in Shareholders' Equity           7
       * Consolidated Statements of Cash Flows                                8
       * Notes to Consolidated Financial Statements                        9-11

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of  Operations                                      11-20



PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                              21

    Item 2.   Changes in Securities and Use of Proceeds                      21

    Item 3.   Defaults Upon Senior Securities                                21

    Item 4.   Submission of Matters to a Vote of Security Holders            21

    Item 5.   Other Information                                              21
    Item 6.   Exhibits and Reports on Form 8-K                               21

              Signatures                                                     22


                          Greene County Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                    As of December 31, 2001 and June 30, 2001

                                                               December 31, 2001             June 30, 2001
                                                                   (Unaudited)
ASSETS
Cash and due from banks                                              $5,965,969                 $5,336,195
Federal funds sold                                                   10,301,823                 13,468,163
                                                                ----------------             --------------
    Total cash and cash equivalents                                  16,267,792                 18,804,358

Investment securities, at fair value                                 52,872,155                 48,875,229
Federal Home Loan Bank stock, at cost                                   939,600                    939,600

Loans                                                               121,582,841                110,920,369
Less: Allowance for loan losses                                        (976,053)                  (886,081)
      Unearned origination fees and costs, net                         (270,447)                  (277,277)
                                                                ----------------             --------------
    Net loans receivable                                            120,336,341                109,757,011

Premises and equipment                                                4,975,537                  5,052,208
Accrued interest receivable                                           1,453,644                  1,357,239
Prepaid expenses and other assets                                       401,275                    288,914
Other real estate owned                                                 117,428                     30,229
                                                                ----------------             --------------
               Total assets                                        $197,363,772               $185,104,788
                                                                ================             ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                       $18,392,229                $18,418,308
Interest bearing deposits                                           147,525,556                135,774,206
                                                                ----------------             --------------
    Total deposits                                                  165,917,785                154,192,514

Borrowings from FHLB                                                  5,000,000                  5,000,000
Accrued expenses and other liabilities                                  788,982                    623,038
Accrued income taxes                                                    243,300                    195,646
                                                                ----------------            ---------------
                Total liabilities                                   171,950,067                160,011,198

Shareholders' equity
Preferred stock,
  Authorized: 1,000,000 shares at
  December 31, and June 30, 2001;                                      ---                          ---
Common stock, par value $.10 per share;
   Authorized: 12,000,000 shares at December 31,
   and June 30, 2001;
   Issued: 2,152,835 shares at December 31,
   and June 30, 2001;
   Outstanding: 2,005,395 shares at December 31, 2001;
                2,040,355 shares at June 30, 2001                       215,284                    215,284
Additional paid-in capital                                           10,204,168                 10,188,573
Retained earnings                                                    16,487,573                 15,993,025
Accumulated other comprehensive income                                  742,483                    499,022
Less: Treasury stock, 147,440 shares at December 31, 2001;
                      112,480  shares  at  June  30,  2001,          (1,579,819)                (1,075,923)
shares at cost
         Unearned stock-based compensation                             (199,119)                  (229,753)
         Unearned ESOP shares 49,972 shares at
         December 30, 2001;
         58,516   shares  at  June  30,  2001,                         (456,865)                  (496,638)
         shares at cost                                         ----------------            ---------------


              Total shareholders' equity                             25,413,705                 25,093,590
                                                                ----------------             --------------
              Total liabilities and shareholders' equity           $197,363,772               $185,104,788
                                                                ================            ===============

See notes to consolidated financial statements.


                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                   2001                      2000
Interest income:
    Loans                                                       $2,249,573                     $1,954,717
    Investment securities                                          488,941                        566,286
    Mortgage-backed securities                                     159,237                        124,247
    Tax free securities                                            109,715                        114,215
    Interest bearing deposits and federal funds sold                75,365                         91,304
                                                                ----------                 --------------
Total interest income                                            3,082,831                      2,850,769

Interest expense:
    Interest on deposits                                         1,151,946                      1,208,546
    Interest on borrowings                                          85,825                        170,489
                                                                ----------                ---------------
Total interest expense                                           1,237,771                      1,379,035

Net interest income                                              1,845,060                      1,471,734

Less: Provision for loan losses                                     68,900                         15,000
                                                                ----------                ---------------


Net interest income after provision for loan losses              1,776,160                      1,456,734
                                                                ----------                ---------------


Non-interest income:
    Service charges on deposit accounts                            302,374                        135,542
    Other operating income                                         161,536                        165,405
                                                                ----------                ---------------
Total non-interest income                                          463,910                        300,947

Non-interest expense:
    Salaries and employee benefits                                 837,394                        725,996
    Occupancy expense                                               96,647                        100,756
    Equipment and furniture expense                                107,868                         80,219
    Service and data processing fees                               155,911                        126,670
    Office supplies                                                 36,542                         32,018
    Other                                                          475,907                        318,902
                                                                ----------                ---------------

Total non-interest expense                                       1,710,269                      1,384,561

Income before provision for income taxes                           529,801                        373,120

Provision for income taxes                                         148,400                        123,500
                                                                ----------                ---------------


Net income                                                        $381,401                       $249,620
                                                                ==========                ===============


Basic EPS                                                            $0.20                          $0.13
Basic shares outstanding                                         1,950,176                      1,978,749

Diluted EPS                                                          $0.19                          $0.13
Diluted average shares outstanding                               2,002,292                      1,995,526



See notes to consolidated financial statements.


                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
               For the Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                       2001                      2000
Interest income:
    Loans                                                             $4,437,518                $3,827,443
    Investment securities                                              1,054,607                 1,089,740
    Mortgage-backed securities                                           263,363                   234,989
    Tax free securities                                                  217,288                   228,765
    Interest bearing deposits and federal funds sold                     218,643                   267,791
                                                                ----------------          ----------------
Total interest income                                                  6,191,419                 5,648,728

Interest expense:
    Interest on deposits                                               2,407,536                 2,410,645
    Interest on borrowings                                               171,649                   337,964
                                                                 ---------------          ----------------
Total interest expense                                                 2,579,185                 2,748,609

Net interest income                                                    3,612,234                 2,900,119

Less: Provision for loan losses                                           98,900                    30,000

                                                                 ---------------          ----------------

Net interest income after provision for loan losses                    3,513,334                 2,870,119

                                                                 ---------------          ----------------

Non-interest income:
    Service charges on deposit accounts                                  488,899                   258,332
    Other operating income                                               327,308                   293,472
                                                                 ---------------          ----------------
Total non-interest income                                                816,207                   551,804

Non-interest expense:
    Salaries and employee benefits                                     1,629,295                 1,429,926
    Occupancy expense                                                    179,614                   192,298
    Equipment and furniture expense                                      218,080                   157,933
    Service and data processing fees                                     308,565                   253,200
    Office supplies                                                       76,613                    55,804
    Other                                                                914,619                   699,319

                                                                 ---------------          ----------------
Total non-interest expense                                             3,326,786                 2,788,480

Income before provision for income taxes                               1,002,755                   633,443

Provision for income taxes                                               277,400                   172,158
                                                                 ---------------          ----------------


Net income                                                              $725,355                  $461,285

                                                                ================          ================

Basic EPS                                                                  $0.37                     $0.23
Basic average shares outstanding                                       1,962,023                 1,979,944

Diluted EPS                                                                $0.36                     $0.23
Diluted average shares outstanding                                     2,010,782                 1,992,588



See notes to consolidated financial statements.

                           Greene County Bancorp, Inc.
                 Consolidated Statements of Comprehensive Income
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)



                                                                                    2001                   2000
Net income                                                                        $381,401               $249,621

                                                                                ----------               --------

Other comprehensive income:

Reclassification adjustment, net of income tax expense ($19,037)                    ---                   (25,235)

Unrealized holding (loss)/gain arising during the three months ended December 31, 2001 and 2000, net of tax benefit / (expense)
  of $141,707 and ($259,448), respectively.                                       (212,558)               389,646
                                                                                -----------            ----------

Total other comprehensive income                                                  (212,558)               364,411
                                                                                -----------            ----------


Comprehensive income                                                              $168,843               $614,032
                                                                                ==========             ==========




                           Greene County Bancorp, Inc.
                 Consolidated Statements of Comprehensive Income
               For the Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)


                                                                                    2001                  2000

Net income                                                                        $725,355               $461,285

                                                                                ----------             ----------

Other comprehensive income:

Reclassification adjustment, net of income tax expense ($12,712)                     ---                  (16,851)

Unrealized holding gain arising during the six months
  ended December 31, 2001 and 2000, net of tax (expense)
  of $162,308 and $444,829, respectively.                                          243,461                626,998
                                                                                ----------             ----------

Total other comprehensive income                                                   243,461                610,147
                                                                                ----------             ----------


Comprehensive income                                                              $968,816             $1,071,432
                                                                                ==========             ==========


See notes to consolidated financial statements.


                           Greene County Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
               For the Six Months Ended December 31, 2001 and 2000



                                                                       Accumulated
                                      Additional                          Other
                        Capital       Paid -In        Retained        Comprehensive
                         Stock         Capital         Earnings          Income
Balance at
June 30, 2000           $215,284      $10,319,859      $15,526,092     ($524,546)

ESOP shares earned                         (1,536)

Stock-based
compensation
earned

Dividends paid                                            (247,876)

Net income                                                 461,285

Change in unrealized
gain (loss) net                                                          610,147


                        --------------------------------------------------------
Balance at
December 31, 2000       $215,284      $10,318,323      $15,739,501       $85,601
                        =========================================================

                                        Unearned         Unearned        Total
                        Treasury       Stock-based        ESOP        Shareholders'
                         Stock         Compensation      Shares          Equity
Balance at
June 30, 2000           ($1,019,976)    ($333,690)      ($589,074)   $23,593,949

ESOP shares earned                                         44,736         43,200

Stock-based
compensation
earned                                     35,752                         35,752

Dividends paid                                                          (247,876)

Net income                                                               461,285

Change in unrealized
gain/(loss) net                                                          610,147

                        --------------------------------------------------------
Balance at
December 31, 2000       ($1,019,976)    ($297,938)      ($544,338)   $24,496,457
                        ============   ===========     ===========  ============

                                                                    Accumulated
                                      Additional                        Other
                        Capital       Paid -In        Retained      Comprehensive
                         Stock         Capital         Earnings        Income

Balance at
June 30, 2001             $215,284    $10,188,573     $15,993,025      $499,022

ESOP shares earned                         22,822

Options exercised                          (7,227)

Stock-based
compensation
earned

Treasury stock
repurchased

Dividends paid                                           (230,807)

Net income                                                725,355

Change in unrealized
gain,  net                                                               243,461


                         ----------   -----------     -----------      ---------
Balance at
December 31, 2001         $215,284    $10,204,168     $16,487,573       $742,483
                        ===========   ===========     ===========      =========

                                       Unearned         Unearned         Total
                        Treasury       Stock-based        ESOP       Shareholders'
                         Stock        Compensation      Shares          Equity

Balance at
June 30, 2001           ($1,075,923)    ($229,753)     ($496,638)    $25,093,590

ESOP shares earned                                        39,773          62,595

Options exercised            27,229                                       20,002

Stock-based
compensation
earned                                     30,634                         30,634

Treasury stock
repurchased                (531,125)                                    (531,125)

Dividends paid                                                          (230,807)

Net income                                                               725,355

Change in unrealized
gain,  net                                                               243,461


                        --------------------------------------------------------
Balance at
December 31, 2001       ($1,579,819)    ($199,119)     ($456,865)    $25,413,705
                        ========================================================


See notes to consolidated financial statements.


                           Greene County Bancorp, Inc.
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 30, 2001 and 2000


                                                                                   2001                 2000
Cash flows from operating activities:
Net Income                                                                       $725,355             $461,285
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                                 222,975              189,000
     Net, amortization of premiums                                                 23,376               10,944
     Provision for loan losses                                                     98,900               30,000
     ESOP and other stock-based compensation earned                                93,229               80,489
     Loss on sale of investments                                                      ---                9,437
     Net gain on sale of other real estate                                            ---               (6,158)
     Net increase in accrued income taxes                                          47,654              105,074
     Net increase in accrued interest receivable                                  (96,405)            (191,776)
     Net (increase) decrease in prepaid and other assets                         (112,361)             118,448
     Net increase (decrease) in other liabilities                                   3,639              (75,983)
                                                                                ---------             --------

          Net cash provided by operating activities                             1,006,362              730,760

Cash flows from investing activities:
     Proceeds from maturities of securities                                     3,155,123            3,173,243
     Proceeds from sale of securities and other investments                           ---            2,966,765
     Purchases of securities and other investments                            ( 4,432,584)          (8,600,503)
     Principal payments on securities                                           2,898,356            1,069,079
     Principal payments on mortgage-backed securities                             940,084            1,302,257
     Purchases of mortgage-backed securities                                   (6,129,445)          (2,980,941)
     Proceeds from sale of other real estate                                          ---              157,291
     Net increase in loans receivable                                         (10,765,429)          (3,865,726)
     Purchases of premises and equipment                                         (192,374)            (109,585)
                                                                             -------------         -----------

          Net cash used in investing activities                               (14,526,269)          (6,888,120)

Cash flows from financing activities:
     Dividends paid                                                              (230,807)            (247,876)
     Purchase of treasury stock                                                  (531,125)                 ---
     Proceeds from exercised options                                               20,002                  ---
     Net increase in deposits                                                  11,725,271            2,564,802
                                                                             -------------         -----------

          Net cash provided by financing activities                            10,983,341            2,316,926

Net decrease in cash and cash equivalents                                      (2,536,566)          (3,840,434)

Cash and cash equivalents at beginning of period                               18,804,358           15,813,605
                                                                             -------------         -----------

Cash and cash equivalents at end of period                                    $16,267,792          $11,973,171
                                                                      ====================    =================

See notes to consolidated financial statements.

                          Greene County Bancorp, Inc.
                         Notes to Financial Statements
    As of and for the Three and Six Months Ended December 30, 2001 and 2000


(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Bank of Greene County (the "Bank"). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2002.

(2)      Nature of Operations

The Bank has six full service offices and an operations center located in its market area consisting of Greene County and southern Albany County, New York. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans and investment securities.

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

While management uses available information to recognize losses on loans and OREO, future additions to the allowance for loan losses (the "Allowance"), or OREO write-downs, may be necessary based on changes in economic conditions, asset quality or other factors. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Compan's Allowance and the carrying value of OREO and other assets. Such authorities may require the Company to recognize additions to the Allowance and/or write down the carrying value of OREO or other assets based on their judgments of information available to them at the time of their examination.

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

As a financial institution subsidiary of the Company following the charter conversion, the Bank must maintain at least 65% of its "portfolio assets" (total assets minus goodwill and other intangible assets, office property and specified liquid investments up to 20% of total assets) in certain "qualified thrift investments" (primarily loans to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, securities backed by or representing an interest in mortgages on domestic residential housing, and Federal Home Loan Bank stock) in at least 9 months out of every 12 month period. A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. At December 31, 2001, the Bank maintained 74.3% of its portfolio assets in qualified thrift investments.

(5)      Earnings Per Share

Basic earnings per share ("EPS") on common stock are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common stock (such as stock options and unvested restricted stock) issued became vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.


                                                        Weighted Average
                                                        Number of Shares
      Three Months Ended             Net Income           Outstanding       Earnings Per Share
December 31, 2001:                    $381,401
   Basic EPS                                               1,950,176               $0.20
   Diluted EPS                                             2,002,292               $0.19


December 31, 2000:                    $249,620
   Basic EPS                                               1,978,749               $0.13
   Diluted EPS                                             1,995,526               $0.13



                                                        Weighted Average
                                                        Number of Shares
       Six Months Ended              Net Income           Outstanding       Earnings Per Share
December 31, 2001:                    $725,355
   Basic EPS                                               1,962,023               $0.37
   Diluted EPS                                             2,010,782               $0.36


December 31, 2000:                    $461,285
   Basic EPS                                               1,979,944               $0.23
   Diluted EPS                                             1,992,588               $0.23




(6)      Dividends

The Board of Directors approved a semi-annual $0.25 cash dividend on July 18, 2001, for shareholders of record August 15, 2001, payable September 1, 2001. The dividend reflected an annual cash dividend rate of $0.50 per share, which represents an increase from the previous annual cash dividend rate of $0.24 per share.

(7)      Impact of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", which requires all business combinations to be accounted for under the purchase method of accounting, thus eliminating the pooling of interest method of accounting. The adoption of this statement in fiscal 2002 will have no impact on the Company's consolidated financial statements.

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ', and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General
The Company's results of operations depend primarily on its net interest income, which is the difference between the income earned on the Company's loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses, income and expense pertaining to other real estate owned, gains and losses from sales of securities, non-interest income and non-interest expense. Non-interest income consists primarily of fees and service charges. The Company's non-interest expense consists principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect the Company.

Special Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in this Management's Discussion and Analysis and elsewhere in this quarterly report, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors that could affect actual results include but are not limited to:

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

Comparison of Financial Condition as of December 31, 2001 and June 30, 2001

ASSETS. Total assets increased to $197.4 million at December 31, 2001 from $185.1 million at June 30, 2001, an increase of $12.3 million, or 6.6%. The increase in assets was primarily due to loan and investment growth that was funded by increases in interest-bearing deposits and decreases in federal funds holdings. The merger of a local competitor with an out-of-area institution has continued to help in efforts to promote the Bank's lending and deposit products.

CASH AND CASH EQUIVALENTS. Cash and due from banks remained relatively consistent at December 31, 2001 as compared to June 30, 2001 at $6.0 million and $5.3 million, respectively. The level of cash and due from banks results from fluctuations due to normal deposit account clearing activities and vault cash needs, based on customer cash needs. Federal funds sold decreased to $10.3 million at December 31, 2001 from $13.5 million at June 30, 2001, a decrease of $3.2 million, or 23.7%. Federal funds sold are partially a function of account clearing needs and deposit levels, which can fluctuate significantly on a daily basis. However, during the quarter-ended December 31, 2001, management attempted to invest in higher yielding investment securities while still maintaining adequate liquidity to fund loan growth.

INVESTMENT SECURITIES. Investment securities increased to $52.9 million at December 31, 2001 as compared to $48.9 million at June 30, 2001, an increase of $4.0 million, or 8.2%. Purchases were made of $10.5 million of investment securities: $6.1 million of mortgage-backed securities, $4.0 million of callable U.S. agency securities, and the remaining $0.4 million of various other type of investments securities. These purchases were offset by maturities and principal pay-downs. Maturities amounted to $3.2 million and pay-downs amounted to $2.9 million during the six-month period ended December 31, 2001. Net premium and discount and changes in the market value of the investments represented the remainder of the changes. As a result of these activities the investment portfolio mix shifted. Mortgage-backed securities represented $12.6 million or 23.8% of the investment portfolio at December 31, 2001, as compared to $8.8 million or 18.0% of the portfolio at June 30, 2001. Corporate securities represented $22.4 million or 42.4% of the portfolio at December 31, 2001 as compared to $23.4 million or 47.9% of the portfolio at June 30, 2001. U.S. government agencies represented $5.1 million or 9.7% of the portfolio at December 31, 2001, as compared to $1.8 million or 3.7% as of June 30, 2001. Change in the interest rate environment and economic conditions, as well as the availability of securities contributed to the decisions to shift the portfolio mix.

During the quarter ended December 31, 2001, the Bank pledged $200,000 of state and political securities as required by a local community organization that occasionally maintains more than $100,000 in deposits that would be insured by FDIC insurance.



(Rounded to nearest thousand)         Market value at   Percentage    Market value at    Percentage
                                       Dec. 31, 2001   of portfolio    June 30, 2001     of portfolio
U.S. Treasuries                                 $---          0.0%           $1,005          2.0%
U.S. government agencies                       5,139          9.7%            1,794          3.7%
State and political subdivisions               9,710         18.3%            9,420         19.3%
Mortgage-backed securities                    12,570         23.8%            8,783         18.0%
Asset-backed securities                        1,831          3.5%            3,300          6.8%
Corporate debt securities                     22,415         42.4%           23,432         47.9%
                                       ---------------   -----------   --------------   -------------

Total debt securities                         51,665         97.7%           47,734         97.7%

Equity securities and other                    1,207          2.3%            1,141          2.3%

                                       ---------------   -----------   --------------   -------------

Total available-for-sale securities          $52,872        100.0%          $48,875        100.0%
                                       ===============   ===========   ==============   =============

LOANS. Net loans receivable increased to $120.3 million at December 31, 2001 from $109.8 million at June 30, 2001, an increase of $10.5 million, or 9.6%. The increase in loans was a result of the generally decreasing market interest rate environment that increased customer demand, particularly for fixed-rate residential mortgage loans. There has been a decrease in demand for consumer installment loans since the tragedy of September 2001. Another factor contributing to the increase in the Bank's market share of the local lending demand was a merger of a former competitor with an out-of-area institution.
Growth primarily occurred in commercial real estate mortgages and residential real estate mortgages, which includes construction loans. Residential real estate mortgages increased to $98.1 million at December 31, 2001, an increase of $8.6 million, or 9.6%. Construction loans contributed $2.6 million of the overall increase in residential real estate mortgages. Commercial real estate mortgages increased to $1.3 million, or 25.0% to $6.5 million at December 31, 2001. Residential mortgages represented 80.7% of the loan portfolio at December 31 and at June 30, 2001. A shift occurred in commercial real estate mortgages to 5.3% of the loan portfolio at December 31, 2001 from 4.7% of the loan portfolio at June 30, 2001. This shift appears to be a result of successful business development efforts to attract commercial customers to the various products and services offered by the Bank.


(Rounded to nearest thousand)           At          Percentage         At           Percentage
                                  Dec. 31, 2001        of        June 30, 2001         of
                                                    portfolio                       portfolio
Real estate mortgages
   Residential                       $98,078        80.7%           $89,528            80.7%
   Commercial                          6,490         5.3%             5,239             4.7%
Home equity loans                      6,558         5.4%             6,138             5.6%
Commercial loans                       3,885         3.2%             3,291             3.0%
Installment loans                      5,940         4.9%             6,128             5.5%
Passbook loans                           632         0.5%               596             0.5%
                                   -----------   ------------     --------------    ----------

Total loans                         $121,583       100.0%          $110,920           100.0%
                                   ===========   ============     ==============    ==========

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

In October 2001, the Bank started a new lending product called Carefree Overdraft Protection, which permits the overdrawing of checking accounts to various levels based on the account type, and customer history. Consequently, the Bank extended more credit on checking and NOW accounts than in the past and an increase in the allowance for loan losses was established of $23,900, which contributed to the overall increase in the size of the provision and the allowance itself.


                                                           Six-Months Ended       Fiscal Year Ended
                                                          December 31, 2001        June 30, 2001
Balance at the beginning of the period                          $886,081             $866,443
Charge-offs:
     Commercial real estate mortgage loans                          ---                26,432
      Home equity loans                                            2,380                  ---
     Installment loans to individuals                             18,624               50,483
                                                         ---------------        ---------------

Total loans charged off                                           21,004              76,915

Recoveries:
     Installment loans to individuals                             12,076              36,553
                                                         ---------------        ----------------

Total recoveries                                                  12,076              36,553
                                                         ---------------        -----------------
Net charge-offs                                                    8,928              40,362

Provisions charged to operations                                  98,900              60,000
                                                         ---------------        -----------------

Balance at the end of the period                                $976,053            $886,081
                                                         ===============        =================


Ratio of net charge-offs to average loans outstanding                   0.01%               0.04%
Ratio of net charge-offs to nonperforming assets                        1.29%               5.22%
Allowance for loan loss to nonperforming loans                        170.30%             119.18%
Allowance for loan loss to net loans                                    0.81%               0.81%



Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered nonperforming. The Bank had no accruing loans delinquent more than 90 days at December 31, 2001 or June 30, 2001.

Analysis of Nonaccrual Loans and Nonperforming Assets

                                                          At December 31, 2001    At June 30, 2001
Nonaccruing loans:
  Real estate mortgage loans
      Residential mortgages loans (one- to four-family)           $546,897                $660,607
      Commercial mortgage loans                                       ---                   71,711
   Home equity                                                      14,918                   2,380
   Installment loans to individuals                                 11,325                   8,770
                                                       ------------------------ -------------------


Total nonaccruing loans                                            573,140                 743,468

Real Estate Owned:
   Residential mortgages loans (one- to four-family)                87,199                     ---
   Commercial mortgage loans                                        30,229                  30,229
                                                       ------------------------ -------------------


Total real estate owned                                            117,428                  30,229
                                                       ------------------------ -------------------


Total nonperforming assets                                        $690,568                $773,697
                                                       ======================== ===================


Total nonperforming assets
   as a percentage of total assets                                       0.35%               0.42%

Total nonperforming loans to total loans                                 0.47%               0.67%


DEPOSITS. Total deposits increased to $165.9 million at December 31, 2001 from $154.2 million at June 30, 2001, an increase of $11.7 million or 7.6%. The most significant dollar volume increase occurred in certificates of deposits of $5.1 million or 8.8%. Money market deposits had the most significant percentage increase of 29.6% or $2.7 million to $11.9 million at December 31, 2001. Customers appear to be attracted to the slightly higher rate offered on the money market accounts as compared to the standard savings accounts. The money market accounts also offer more flexibility than a certificate of deposit, resulting in a lower rate. The Bank has been successful in marketing its products and services to local commercial accounts which has contributed to growth in money market and checking accounts and which has resulted in a shift in the overall deposit portfolio mix from savings deposits to money market deposits and checking deposit accounts. A shift in the level of investment in the stock market to more conservative investment alternatives such as cash accounts appears to have enhanced deposit growth.

(Rounded to nearest thousand)               At           Percentage             At        Percentage
                                   December 31, 2001     of portfolio     June 30, 2001   of portfolio

Non-interest bearing deposits           $18,393           11.1%          $18,418          11.9%
Certificates of deposit                  63,236           38.1%           58,113          37.7%
Savings deposits                         59,270           35.7%           57,021          37.0%
Money market deposits                    11,916            7.2%            9,194           6.0%
NOW deposits                             13,103            7.9%           11,446           7.4%
                                    --------------      -------------   -----------     ----------

Total deposits                         $165,918          100.0%         $154,192         100.0%
                                    ==============      =============   ===========     ==========


BORROWINGS FROM FHLB. There was no change in the borrowings between June 30, 2001 and December 31, 2001.

At December 31 and June 30, 2001, the Bank had the following borrowings:

           Amount         Rate                Maturity Date

       $2,500,000      6.82% -Fixed             09/02/2004

        2,500,000      6.80% -Fixed             10/04/2005

------------------
       $5,000,000
==================

ACCRUED EXPENSES AND OTHER LIABILITIES. At December 31, 2001, accrued expenses and other liabilities amounted to approximately $0.8 million as compared to $0.6 million at June 30, 2001, an increase of $0.2 million. The increase was primarily due to increased deferred taxes associated with unrealized gains on available-for-sale securities. The remaining accrued expenses and other liabilities remained consistent between June 30, 2001 and December 31, 2001.

EQUITY. The primary changes in equity included changes in retained earnings, accumulated comprehensive income and treasury stock. Retained earnings increased $494,548 due to net income of $725,355 offset by dividends paid of $230,807. Unrealized gains on investment securities caused accumulated other comprehensive income to increase by $243,461 to $742,483 at December 31, 2001. Treasury stock increased $503,896 to $1,579,819 due to the repurchase of 37,500 shares of common stock, offset by option exercises of 2,540 shares. The remaining changes in equity are due to amortization of compensation expense associated with the Employee Stock Ownership Plan ("ESOP") and stock-based compensation expense associated with the Management Recognition and Retention Plan.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2001 and 2000

INTEREST INCOME. Total interest income increased by $542,691 or 9.6%, to $6,191,419 for the six-months ended December 31, 2001 as compared to $5,648,728 for the six-months ended December 31, 2000. Total interest income increased by $232,062 or 8.1%, to $3,082,831 for the quarter ended December 31, 2001 as compared to $2,850,769 for the quarter ended December 31, 2000. For the six-month period ended December 31, 2001, as compared to the six-month period ended December 31, 2000 the most significant factor contributing to the increase in interest income was the increase in the average balance of loans outstanding during the six-month period. The average balance of loans for the six-month period ended December 31, 2001, amounted to $116.7 million as compared to $99.2 million for the six-month period ended December 31, 2001. The increase in average balance of loans was partially offset by decreases in the yield on such loans by 11 basis points to 7.61% for the six-month period ended December 31, 2001 as compared to 7.72% for the six-month period ended December 31, 2000. The average balance of loans increased during the quarter-ended December 31, 2001 to $119.0 million as compared to $100.4 million for the quarter-ended December 31, 2000. The average rate on such loans decreased 23 basis points for the quarter-ended December 31, 2001 to 7.56% as compared to 7.79% for the quarter-ended December 31, 2000.

The positive increases in interest income from loans for the quarter and six-month period ended December 31, 2001 of $294,856 and $610,075, respectively, was offset by decreases in interest income on investment securities and interest-bearing deposits and federal funds sold. The most significant decrease occurred as a result of decreases in the average yield on investment securities of 47 basis points to 5.80% for the quarter-ended December 31, 2001 as compared to 6.27% for the quarter-ended December 31, 2000. This change due to yield was offset partially by an increase in average balance of investment securities to $51.6 million for the quarter-ended December 31, 2001 as compared to $50.5 million for the quarter-ended December 31, 2000.

Other factors causing changes in interest income were changes in the volume and yield associated with federal funds sold balances. The average balance of federal funds increased to $14.0 million for the six-month period ended December 31, 2001 as compared to $6.6 million for the six-month period ended December 31, 2000. However, the increase in average balances was offset by a decrease in average yield of 448 basis points to 2.97% for the six-month period ended December 31, 2001 as compared to 7.45% for the six-month period ended December 31, 2000. The significant increase in the level of cash at December 31, 2001 was a result of maturing securities at the end of the quarter. Management also anticipated liquidity requirements needed in order to fund loan commitments and tax escrow payments due early in January 2002.

The decreases in yield on the various types of interest-earning assets discussed above was primarily a result of the generally declining interest rate environment experienced between June 30, 2001 and December 31, 2001. The lower interest rate environment was a result of the Federal Reserve Board's actions aimed to address the generally slowing U.S. economy.

INTEREST EXPENSE. Total interest expense decreased by $169,424 or 6.2% to $2,579,185 for the six-month period ended December 31, 2001 as compared to $2,748,609 for the six-month period ended December 31, 2000. Total interest expense decreased $141,264 or 10.2% to $1,237,771 for the quarter ended December 31, 2001 as compared to $1,379,035 for the quarter ended December 31, 2000. The most significant factor contributing to the decrease in interest expense was the decrease in average borrowing outstanding for both the quarter and six-month period ended December 31, 2001. The average borrowing outstanding for the quarter and six-month period ended December 31, 2001 was $5.0 million as compared to $10.0 million for the quarter and six-month period ended December 31, 2000. This resulted in decreases of $84,664 and $166,315 in interest expense on such borrowings for the quarter and six-month periods ended December 31, 2001 as compared to the quarter and six-month periods ended December 31, 2000.

Interest expense on deposits for the six-month period ended December 31, 2001 was relatively consistent with the expense for the same six-month period the prior year ended December 31, 2000, despite increases in the average balance in deposit accounts. The average balance in deposit accounts amounted to $162.0 million for the six-month period ended December 31, 2001 as compared to $133.8 for the six-month period ended December 31, 2000, an increase in average balance of $28.2 million. The savings deposit average rate decreased 72 basis points to 2.50% for the six-month period ended December 31, 2001 as compared to 3.22% for the six-month period ended December 31, 2000. The demand and NOW deposit average rate decreased 21 basis points to 0.54% for the six-month period ended December 31, 2001 as compared to 0.75% for the six-month period ended December 31, 2000. The certificates of deposit average rate decreased 58 basis points to 4.72% for the six-month period ended December 31, 2001 as compared to 5.30% for the six-month period ended December 31, 2000.

The comparison of the quarter-end trends was similar to the six-month trends discussed above. Interest expense on deposits decreased 4.7% or $56,600 to $1,151,946 for the quarter ended December 31, 2001 as compared to $1,208,546 for the quarter-ended December 31, 2000. The decrease in interest expense was primarily the result of decreases in the average rate on deposits. The average balance of deposit accounts for the quarter ended December 31, 2001 amounted to $164.5 million as compared to $133.7 million for the quarter ended December 31, 2000, an increase of $30.8 million. This increase was offset by decreases in average rate, such as a decrease of 93 basis points in the average rate on savings deposits to 2.30% for the quarter ended December 31, 2001 as compared to 3.23% for the quarter ended December 31, 2000. The average rate on demand and NOW deposits decreased 23 basis points to 0.51% for the quarter ended December 31, 2001 as compared to 0.74% for the quarter ended December 31, 2000. The average rate on certificates of deposit decreased 86 basis points to 4.49% for the quarter ended December 31, 2001 as compared to 5.35% for the quarter ended December 31, 2000.

The decrease in average rate when comparing the quarter and six-month periods ended December 31, 2001 to the same periods ended December 31, 2000 was primarily a result of the decrease in the overall interest rate environment.

NET INTEREST INCOME. Net interest income is a function of interest income and interest expense. As a result of changes in interest-earning assets and interest-bearing liabilities and the corresponding yield and rate on such, net interest spread increased to 3.71% for the six-month period ended December 31, 2001 as compared to 3.36% for the six-month period ended December 31, 2000, an improvement of 35 basis points. Also, net interest margin increased to 3.96% for the six-month period ended December 31, 2001 as compared to 3.69% for the six-month period ended December 31, 2000, an improvement of 27 basis points. Net interest spread increased to 3.79% for the quarter ended December 31, 2001 as compared to 3.43% for the quarter ended December 31, 2000, an improvement of 36 basis points. Also, net interest margin increased to 4.02% for the quarter ended December 31, 2001 as compared to 3.75% for the quarter ended December 31, 2000, an improvement of 27 basis points. The improvement in net interest income was one of the primary reasons for the overall improvement in net income.

PROVISIONS FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that is deemed appropriate to absorb future charge-offs and loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, collateral values, current and anticipated economic conditions, volume and type of lending activities and the level of non-performing and other classified loans. Management has also added a component to the allocation of the allowance for loan losses to correspond to the estimated potential risk involved in the new Carefree Overdraft Privilege facility offered to various customers of the Bank. The allowance is based on estimates and the ultimate losses may vary from such estimates. Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

Provisions for loan losses for the six-month period ended December 31, 2001 amounted to $98,900 as compared to $30,000 for the six-month period ended December 31, 2000. Provisions for loan losses for the quarter-ended December 31, 2001 amounted to $68,900 as compared to $15,000 for the quarter-ended December 31, 2000. The reasons for the change in provision included the additional risk assessment associated with the new Carefree Overdraft Privilege product, the changes required because of a shift in the loan portfolio to more commercial real estate mortgages and commercial loans than in prior periods as well as requirements due to the growth of the overall loan portfolio.

NON-INTEREST INCOME. Non-interest income amounted to $816,207 for the six-month period ended December 31, 2001 as compared to $551,804 for the prior year six-month period ended December 31, 2000, an increase of $264,403 or 47.9%. Non-interest income was $463,910 for the quarter ended December 31, 2001 as compared to $300,947 for the prior year quarter ended December 31, 2000, an increase of $162,963 or 54.2%. One item which impacted both the six-month period and quarter ended December 31, 2001 was the introduction of the Carefree Overdraft Privilege product, in October 2001. The same fee that would apply to a check drawn on insufficient funds or an uncollected item is charged when the overdraft privilege is used; however, in this case the customers' check is not returned, but paid and a fee is collected. The product has proven to be successful in terms of increased non-interest income and customer satisfaction. Fees associated with and revenue produced from charging on non-customer use of the Bank's ATM machines, merchant debit card processing and various loan fees such as application fees and mortgage lock-in fees continue to grow as the Bank's customer base grows and new branches begin to prosper. During the prior year quarter ended December 31, 2000, an item contributing to the level of other income was a gain on the sale of an investment security of $44,000, as well as a gain of $17,000 recognized on a sale of REO property. No such one time income producing activities occurred during the six-month period or quarter ended December 31, 2001.

NON-INTEREST EXPENSE. Non-interest expense increased to $3,326,786 for the six month period ended December 31, 2001 as compared to $2,788,480 for the six month period ended December 31, 2000, an increase of $538,306 or 19.3%. Non-interest expense amounted to $1,710,269 for the quarter ended December 31, 2001 as compared to $1,384,561 for the quarter ended December 31, 2000, an increase of $325,708 or 23.5%. Salaries and employee benefits increased $199,369 or 13.9% for the six-month period ended December 31, 2001 and $111,398 or 15.3% for the quarter ended December 31, 2001 as compared to the prior year same six-month period and quarter, as a result of additional staff required for the new
Westerlo branch, annual raises, and increased costs of health care and retirement plan coverage. Increased expenses associated with service fees and data processing and a portion of the other operating expenses are directly related to the increase in the volume of loan and deposit accounts at the Bank. It should be noted that the Bank's data processing provider recently merged with another entity, which could potentially impact the level and rate of expenses associated with these core processing functions in the future. Some items contributing to the category of other non-interest expense include telephone, postage, courier and insurance and are directly related to the growth in the institution. Other non-interest expense include such items as professional and consulting fees which fluctuate depending upon the various projects being undertaken by the institution. A consultant was used to assist in the development and implementation of the Carefree Overdraft Privilege product which has received and will continue to receive remuneration based on the success of the product over the year-long implementation phase.

INCOME TAXES. The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. Income tax expense for the six-month period ended December 31, 2001 was $277,400, which represented an effective rate of 27.7% as compared to $172,158, which represented an effective rate of 27.1% for the same six-month period the prior year.

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

Mortgage loan commitments totaled $2.5 million at December 31, 2001. The unused portion of overdraft lines of credit amounted to $0.8 million, the unused portion of home equity lines of credit amounted to $0.6 million, and the unused portion of commercial lines of credit amounted to $1.6 million at December 31, 2001. The Company anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio.

The Bank met all capital regulatory at December 31, 2001 and 2000. Shareholders' equity represented 12.9% of total assets at December 31, 2001 and 13.6% of total assets at June 30, 2001.


Recent Developments

The Board of Directors declared a semi-annual cash dividend of $0.28 per share of the Company's common stock. The dividend reflects an annual cash dividend rate of $0.56 per share, which represents an increase from the current annual cash dividend rate of $.50 per share. The dividend will be payable to stockholders of record as of February 15, 2002, and will be paid on March 1, 2002.



On January 15, 2002, the Board of Directors also authorized the continuation of the buyback program under the same terms and conditions originally authorized on December 19, 2000. The program authorized the repurchase of up to 5% of the Company's outstanding shares or 102,200 shares. Due to market conditions a total of 54,500 shares had been repurchased at an average cost of $12.90. The Board of Directors has authorized the buyback of the remaining 47,800 shares under the plan.

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

             Item 2.     Changes in Securities and Use of Proceeds
                          Not applicable

             Item 3.     Defaults Upon Senior Securities
                          Not applicable

             Item 4.     Submission of Matters to a Vote of Security Holders

On October 24, 2001 the Company held an annual meeting of shareholders. At the meeting, proposals to (1) elect Director Walter H. Ingalls, Paul Slutzky, and David H. Jenkins, DVM each to serve as director for three-year terms and until their successors have been elected and qualified, and (2) ratify the engagement of PricewaterhouseCoopers LLP, to be the Company's auditors for the June 30, 2002 fiscal year were approved. The votes cast for and against these proposals were as follows:



        Election to the Board Directors                        For            Withheld
                                                           ------------      ----------

        Walter H. Ingalls                                   1,878,708         3,534

        Paul Slutzky                                        1,878,460         3,782

        David H. Jenkins, DVM                               1,878,820         3,422


        Ratification of PricewaterhouseCoopers LLP             For            Against       Abstain
                                                           ------------     ----------    ----------


        Number of votes                                     1,877,679         3,069         1,494


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

      Date:  February 13, 2002

      By: /s/ J. Bruce Whittaker



      J. Bruce Whittaker
      President and Chief Executive Officer




      Date: February 13, 2002

      By: /s/ Michelle Plummer




      Michelle Plummer
      Chief Financial Officer