Form 10QSB
period 2002-03-31
GREENE COUNTY BANCORP INC
filed 2002-05-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

 [x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE
                                  ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF15(d) OF THE SECURITIES
                                  EXCHANGE ACT


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

     YES X                                                 NO________

As of May 10, 2002, the registrant had 2,152,835 shares of common stock issued at $ .10 par value, and 2,022,135 were outstanding.

                           GREENE COUNTY BANCORP, INC.


 INDEX



 PART I.  FINANCIAL INFORMATION
                                                                           Page
 Item 1.  Financial Statements
      *   Consolidated Statements of Financial Condition                      3
      *   Consolidated Statements of Income                                 4-5
      *   Consolidated Statements of Comprehensive Income                     6
      *   Consolidated Statements of Changes in Shareholders' Equity          7
      *   Consolidated Statements of Cash Flows                               8
      *   Notes to Consolidated Financial Statements                       9-11

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of  Operations                                      12-21


 Item 3.     Market Risk                                                    21

PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                              22

  Item 2.     Changes in Securities and Use of Proceeds                      22

  Item 3.     Defaults Upon Senior Securities                                22

  Item 4.     Submission of Matters to a Vote of Security Holders            22

  Item 5.     Other Information                                              22

  Item 6.     Exhibits and Reports on Form 8-K                               22

              Signatures                                                     23

                           Greene County Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                     As of March 31, 2002 and June 30, 2001



ASSETS                                                                             March 31, 2002             June 30, 2001
                                                                                    (Unaudited)

ASSETS
Cash and due from banks                                                           $ 6,078,926                  $   5,336,195
Federal funds sold                                                                 10,934,357                     13,468,163
                                                                                -------------                  -------------
    Total cash and cash equivalents                                                17,013,283                     18,804,358

Investment securities, at fair value                                               60,479,375                     48,875,229
Federal Home Loan Bank stock, at cost                                               1,121,100                        939,600

Loans                                                                             126,784,566                   110,920,369
Less: Allowance for loan losses                                                    (1,028,731)                     (886,081)
         Unearned origination fees and costs, net                                    (277,377)                     (277,277)
                                                                                -------------                  -------------
    Net loans receivable                                                          125,478,458                    109,757,011

Premises and equipment                                                              5,028,613                      5,052,208
Accrued interest receivable                                                         1,394,710                      1,357,239
Prepaid expenses and other assets                                                     347,863                        288,914
Other real estate owned                                                                30,229                         30,229
                                                                                -------------                  -------------
               Total assets                                                      $210,893,631                   $185,104,788
                                                                                =============                  =============

LIABILITIES AND SHAREHOLDERS'  EQUITY
Non-interest bearing deposits                                                     $20,062,136                    $18,418,308
Interest bearing deposits                                                         155,611,055                    135,774,206
                                                                                -------------                  -------------
    Total deposits                                                                175,673,191                    154,192,514

Borrowings from FHLB                                                                9,000,000                      5,000,000
Accrued expenses and other liabilities                                                650,819                        623,038
Accrued income taxes                                                                  123,680                        195,646
                                                                                -------------                  -------------
                Total liabilities                                                 185,447,690                    160,011,198

Shareholders' equity
Preferred stock,
  Authorized:1,000,000 shares at March 31,2002  and June 30, 2001;                    ---                          ---
Common stock, par value $.10 per share;
   Authorized:12,000,000 shares at March 31, 2002 and June 30, 2001;
   Issued:      2,152,835 shares at March 31, 2002 and June 30, 2001;
   Outstanding: 2,022,135 shares at March 31, 2002;
                2,040,355 shares at June 30, 2001                                     215,284                        215,284
Additional paid-in capital                                                         10,085,762                     10,188,573
Retained earnings                                                                  16,704,774                     15,993,025
Accumulated other comprehensive income                                                447,414                        499,022
Less: Treasury stock, at cost 130,700 shares at March 31, 2002; and
                              112,480  shares  at  June  30,  2001,                (1,400,444)                    (1,075,923)

         Unearned stock-based compensation                                           (171,045)                      (229,753)
         Unearned ESOP shares at cost, 49,972 shares at March 31, 2002;and
                                       58,516   shares  at  June  30,  2001,         (435,804)                      (496,638)
                                                                                 -------------                  -------------
               Total shareholders' equity                                          25,445,941                     25,093,590
                                                                                --------------                 --------------
               Total liabilities and shareholders' equity                        $210,893,631                   $185,104,788
                                                                                 =============                  =============

See notes to consolidated financial statements.

                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)



                                                                                       2002                            2001
Interest income:
    Loans                                                                          $2,298,935                     $2,000,082
    Investment securities                                                             455,109                        567,583
    Mortgage-backed securities                                                        212,168                        100,036
    Tax free securities                                                               108,100                        116,506
    Interest bearing deposits and federal funds sold                                   56,805                        123,757
                                                                                -------------                   ------------
Total interest income                                                               3,131,117                      2,907,964

Interest expense:
    Interest on deposits                                                            1,085,708                      1,209,706
    Interest on borrowings                                                            102,439                        162,090
                                                                                -------------                  -------------
Total interest expense                                                              1,188,147                      1,371,796

Net interest income                                                                 1,942,970                      1,536,168

Less: Provision for loan losses                                                        60,000                         15,000
                                                                                -------------                  -------------


Net interest income after provision for loan losses                                 1,882,970                      1,521,168
                                                                                --------------                 -------------


Non-interest income:
    Service charges on deposit accounts                                               297,633                        125,638
    Other operating income                                                            197,486                        108,304
                                                                                -------------                  -------------
Total non-interest income                                                             495,119                        233,942

Non-interest expense:
    Salaries and employee benefits                                                    831,563                        755,621
    Occupancy expense                                                                  94,588                         98,284
    Equipment and furniture expense                                                   117,343                        110,732
    Service and data processing fees                                                  160,133                        131,988
    Office supplies                                                                    33,126                         33,526
    Other                                                                             533,109                        376,679
                                                                                -------------                  -------------

Total non-interest expense                                                          1,769,862                      1,506,830

Income before provision for income taxes                                              608,227                        248,280

Provision for income taxes                                                            140,500                         35,700
                                                                                -------------                  -------------


Net income                                                                           $467,727                       $212,580
                                                                                ==============                  =============


Basic EPS                                                                               $0.24                          $0.11
Basic average shares outstanding                                                    1,955,078                      1,974,262

Diluted EPS                                                                             $0.23                          $0.11
Diluted average shares outstanding                                                  2,013,215                      2,000,924

See notes to consolidated financial statements.

                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
                For the Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                      2002                           2001
Interest income:
    Loans                                                                          $6,736,453                     $5,827,525
    Investment securities                                                           1,474,842                      1,657,332
    Mortgage-backed securities                                                        510,405                        335,025
    Tax free securities                                                               325,388                        345,270
    Interest bearing deposits and federal funds sold                                  275,448                        391,548
                                                                                -------------                  -------------
Total interest income                                                               9,322,536                      8,556,700

Interest expense:
    Interest on deposits                                                            3,493,245                      3,620,351
    Interest on borrowings                                                            274,088                        500,053
                                                                                -------------                  -------------
Total interest expense                                                              3,767,333                      4,120,404

Net interest income                                                                 5,555,203                      4,436,296

Less: Provision for loan losses                                                       158,900                         45,000
                                                                                -------------                  -------------

Net interest income after provision for loan losses                                 5,396,303                      4,391,296
                                                                                -------------                  -------------


Non-interest income:
    Service charges on deposit accounts                                               786,531                        383,971
    Other operating income                                                            524,794                        401,775
                                                                                -------------                  -------------
Total non-interest income                                                           1,311,325                        785,746

Non-interest expense:
    Salaries and employee benefits                                                  2,460,858                      2,185,547
    Occupancy expense                                                                 274,203                        249,706
    Equipment and furniture expense                                                   335,422                        309,541
    Service and data processing fees                                                  468,698                        385,188
    Office supplies                                                                   109,737                         89,330
    Other                                                                           1,447,727                      1,075,998
                                                                                -------------                  -------------

Total non-interest expense                                                          5,096,645                      4,295,310

Income before provision for income taxes                                            1,610,983                        881,732

Provision for income taxes                                                            417,900                        207,866
                                                                                -------------                  -------------


Net income                                                                         $1,193,083                       $673,866
                                                                                =============                  =============


Basic EPS                                                                               $0.61                          $0.34
Basic average shares outstanding                                                    1,959,546                      1,977,255

Diluted EPS                                                                             $0.59                          $0.34
Diluted average shares outstanding                                                  2,012,285                      1,994,882


See notes to consolidated financial statements.

                           Greene County Bancorp, Inc.
                 Consolidated Statements of Comprehensive Income
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)



                                                                                       2002                          2001

Net income                                                                           $467,727                       $212,580
                                                                                  -----------                  -------------

Other comprehensive (loss) / income:

Unrealized holding (loss) / gain arising during the three months ended March 31, 2002 and 2001, net of tax benefit / (expense)
  of $196,712 and ($298,179), respectively.                                          (295,069)                       447,042
                                                                                -------------                  -------------

Total other comprehensive (loss) / income                                            (295,069)                       447,042
                                                                                -------------                  -------------


Comprehensive (loss)/ income                                                         $172,658                       $659,622
                                                                                =============                  =============


                           Greene County Bancorp, Inc.
                 Consolidated Statements of Comprehensive Income
                For the Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)



                                                                                     2002                            2001

Net income                                                                         $1,193,083                       $673,866
                                                                                -------------                  -------------


Other comprehensive income:

Reclassification adjustment, net of income tax expense ($12,712)                          ---                        (16,851)

Unrealized holding (loss)/ gain arising during the nine months ended March 31, 2002 and 2001, net of tax benefit / (expense)
  of $34,407 and ($743,008), respectively.                                            (51,608)                     1,074,040
                                                                                -------------                  -------------

Total other comprehensive (loss)/ income                                              (51,608)                     1,057,189
                                                                                --------------                  -------------


Comprehensive income                                                               $1,141,475                     $1,731,055
                                                                                =============                  =============


See notes to consolidated financial statements.

                           Greene County Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                For the Nine Months Ended March 31, 2002 and 2001




                                                               Accumulated                                               Total
                                  Additional                     Other                         Unearned     Unearned  Shareholders'
                       Capital    Paid - In       Retained    Comprehensive     Treasury     Stock-based      ESOP      Equity
                         Stock     Capital        Earnings       Income          Stock       Compensation   Shares
Balance at
June 30, 2000          $215,284  $10,319,859    $15,526,092      ($524,546)   ($1,019,976)     ($333,690)   ($589,074) $23,593,949

ESOP shares earned                        58                                                                   68,586       68,644

Stock-based
compensation
earned                                                                                            53,629                    53,629

MRP shares issued                   (115,928)                                     115,928                                   ---

Treasury stock
repurchased                                                                      (171,875)                                (171,875)

Dividends paid                                     (493,305)                                                              (493,305)

Net income                                          673,866                                                                673,866

Change in unrealized
gain, net                                                         1,057,189                                              1,057,189

Balance at
March 31, 2001         $215,284  $10,203,989    $15,706,653        $532,643   ($1,075,923)     ($280,061)   ($520,488) $24,782,097
                       ============================================================================================================

Balance at
June 30, 2001          $215,284  $10,188,573    $15,993,025        $499,022   ($1,075,923)     ($229,753)   ($496,638) $25,093,590

ESOP shares earned                    25,988                                                                   60,834       86,822

Options exercised                    (28,125)                                     105,930                                   77,805

MRP shares issued                   (100,674)                                     100,674                                     ---

Stock-based
compensation
earned                                                                                            58,708                    58,708

Treasury stock
repurchased                                                                      (531,125)                                (531,125)

Dividends paid                                     (481,334)                                                              (481,334)

Net income                                        1,193,083                                                              1,193,083

Change in unrealized
(loss), net                                                         (51,608)                                               (51,608)

Balance at
                       ------------------------------------------------------------------------------------------------------------
March 31, 2002         $215,284  $10,085,762    $16,704,774        $447,414   ($1,400,444)     ($171,045)   ($435,804) $25,445,941
                       ============================================================================================================

See notes to consolidated financial statements.

                           Greene County Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2002 and 2001


                                                                                     2002                 2001
Cash flows from operating activities:
Net Income                                                                     $1,193,083             $673,866
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                                 340,175             296,000
     Net, accretion of discounts                                                   (2,774)             (2,137)
     Provision for loan losses                                                    158,900              45,000
     ESOP and other stock-based compensation earned                               145,530             122,273
     Loss on sale of investments                                                      ---               9,437
     Net gain on sale of other real estate                                        (22,945)             (6,158)
     Net (decrease)increase in accrued income taxes                               (71,966)             80,893
     Net increase in accrued interest receivable                                  (37,471)            (67,138)
     Net increase in prepaid and other assets                                     (58,949)            (27,131)
     Net increase (decrease) in other liabilities                                  62,188             (67,421)
                                                                      --------------------    -----------------

          Net cash provided by operating activities                             1,705,771           1,057,484

Cash flows from investing activities:
     Proceeds from maturities of securities                                     4,155,123           7,616,469
     Proceeds from sale of securities and other investments                           ---           2,966,765
     Purchases of securities and other investments                             (8,736,012)        (11,287,785)
     Principal payments on securities                                           2,611,077           1,426,402
     Principal payments on mortgage-backed securities                           3,297,436           2,138,789
     Purchases of mortgage-backed securities                                  (13,209,625)         (2,980,841)
     Proceeds from sale of other real estate                                      110,144             157,291
     Net increase in loans receivable                                         (15,967,546)         (6,162,952)
     Purchases of premises and equipment                                         (303,466)           (303,953)
                                                                      --------------------    -----------------

          Net cash used in investing activities                               (28,042,869)          (6,429,815)

Cash flows from financing activities:
     (Payments to)/ borrowings from FHLB                                        4,000,000          (2,500,000)
     Dividends paid                                                              (481,334)           (493,305)
     Repurchase of common stock                                                  (531,125)           (171,875)
     Proceeds from exercised options                                               77,805                  ---
     Net increase in deposits                                                  21,480,677           7,494,300
                                                                      --------------------    -----------------

          Net cash provided by financing activities                            24,546,023           4,329,120

Net decrease in cash and cash equivalents                                      (1,791,075)         (1,043,211)

Cash and cash equivalents at beginning of period                               18,804,358          15,813,605
                                                                      --------------------    -----------------


Cash and cash equivalents at end of period                                    $17,013,283         $14,770,394
                                                                      ====================    =================

See notes to consolidated financial statements.

Greene County Bancorp, Inc. Notes to Financial Statements As of and for the Three and Nine Months Ended March 30, 2002 and 2001

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Bank of Greene County (the "Bank"). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year's consolidated financial statements have been reclassified whenever necessary to conform to the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2002.



The Company's critical accounting policy relates to the allowance for losses on loans. It is based on management's opinion of an amount that is intended to absorb losses in the existing portfolio. The allowance for losses on loans is established through a provision for loss based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans of which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for the loan loss allowance.


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

(4)      Charter Conversion

On August 15, 2000, the Board of Directors of the Company unanimously approved a plan to convert the Company from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a Federal corporation regulated by the Office of Thrift Supervision (the "OTS"). On April 2, 2001, the OTS approved the charter conversion, which was approved by the shareholders of the Company on November 27, 2000. The Charter conversion was completed on May 15, 2001. The mutual holding company (the "MHC") of the Company also converted from a state to federal charter on that date.

Among other things, the charter conversions permit the MHC to waive the receipt of dividends paid by the Company without causing dilution to the ownership interest of the Company's shareholders other then the MHC ("Minority
Shareholders") in the event of a conversion of the MHC to stock form. The waiving of dividends will increase Company resources available for stock repurchases, payment of dividends to Minority Shareholders, and investments.

As a financial institution subsidiary of the Company following the charter conversion, the Bank must maintain at least 65% of its "portfolio assets" (total assets minus goodwill and other intangible assets, office property and specified liquid investments up to 20% of total assets) in certain "qualified thrift investments" (primarily loans to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, securities backed by or representing an interest in mortgages on domestic residential housing, and Federal Home Loan Bank stock) in at least 9 months out of every 12 month period. A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. At March 31, 2002, the Bank maintained 74.5% of its portfolio assets in qualified thrift investments.

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


                                                        Weighted Average
                                                        Number of Shares
                                     Net Income           Outstanding           Earnings Per Share
Three Months Ended
March 31, 2002:                     $467,727
   Basic EPS                                               1,955,078               $0.24
   Diluted EPS                                             2,013,215               $0.23


March 31, 2001:                     $212,580
   Basic EPS                                               1,974,262               $0.11
   Diluted EPS                                             2,000,924               $0.11

Nine Months Ended
March 31, 2002:                   $1,193,083
   Basic EPS                                               1,959,546               $0.61
   Diluted EPS                                             2,012,285               $0.59


March 31, 2001:                     $673,866
   Basic EPS                                               1,977,255               $0.34
   Diluted EPS                                             1,994,882               $0.34




(6)      Dividends

The Board of Directors approved a semi-annual $0.25 cash dividend on July 18, 2001, for shareholders of record August 15, 2001, payable September 1, 2001. In addition, on January 15, 2002, the Board of Directors declared a semi-annual cash dividend of $0.28 per share of the Company's common stock. The dividend reflects an annual cash dividend rate of $0.56 per share, which represents an increase from the previous annual cash dividend rate of $.50 per share. The dividend was payable to shareholders of record as of February 15, 2002, and paid on March 1, 2002.


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

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets", which requires acquired intangible assets (other than goodwill) to be amortized over their useful economic lives, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the statement. The adoption of this statement in fiscal 2003 will have no impact on the Company's consolidated financial statements.

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

Comparison of Financial Condition as of March 31, 2002 and June 30, 2001

ASSETS. Total assets increased to $210.9 million at March 31, 2002 from $185.1 million at June 30, 2001, an increase of $25.8 million, or 13.9%. The increase in assets was primarily due to loan and investment growth that was funded by increases in interest-bearing deposits, decreases in federal funds holdings and additional borrowings from the FHLB. The merger of a local competitor with an out-of-area institution has continued to help in efforts to promote the Bank's lending and deposit products.

CASH AND CASH EQUIVALENTS. Cash and due from banks decreased $1.8 million, or 9.6%, to $17.0 million at March 31, 2002 from $18.8 million at June 30, 2001. The level of cash and due from banks results from fluctuations due to normal deposit account clearing activities and vault cash needs, based on customer cash needs. Federal funds sold decreased to $10.9 million at March 31, 2002 from $13.5 million at June 30, 2001, a decrease of $2.6 million, or 19.3%. Federal funds sold are partially a function of account clearing needs and deposit levels, which can fluctuate significantly on a daily basis. However, during the nine month period ended March 31, 2002, management attempted to invest in higher yielding investment securities while maintaining adequate liquidity to fund loan growth.

INVESTMENT SECURITIES. Investment securities increased to $60.5 million at March 31, 2002 from $48.9 million at June 30, 2001, an increase of $11.6 million, or 23.7%. Purchases were made of $21.9 million of investment securities as follows; $13.2 million of U.S. agency mortgage-backed securities; $8.0 million of callable U.S. agency securities and the remaining $700,000 of various other types of investment securities. These purchases were offset by maturities and principal pay-downs. Maturities amounted to $4.1 million and pay-downs amounted to $5.9 million during the nine-month period ended March 31, 2002. Net premium and discount and changes in the market value of the investments represented the remainder of the changes. As a result of these activities the investment portfolio mix shifted. Mortgage-backed securities represented $18.1 million, or 29.9%, of the investment portfolio at March 31, 2002, as compared to $8.8 million, or 18.0%, of the portfolio at June 30, 2001. Corporate securities represented $21.5 million, or 35.7%, of the portfolio at March 31, 2002 as compared to $23.4 million, or 47.9%, of the portfolio at June 30, 2001. U.S. government agencies represented $8.9 million, or 14.7%, of the portfolio at March 31, 2002, as compared to $1.8 million, or 3.7%, as of June 30, 2001. Change in the interest rate environment and economic conditions, as well as the availability of securities contributed to the decisions to shift the portfolio mix.

During the nine months ended March 31, 2002, the Bank pledged $200,000 of state and political securities as required by a local community organization that occasionally maintains more than $100,000 in deposits that would be insured by FDIC insurance.



(Dollars Rounded to nearest thousand)
                                           Market value at    Percentage       Market value at      Percentage
                                           Mar. 31, 2002     of portfolio      June 30, 2001       of portfolio
U.S. Treasuries                                   $---          0.0%           $1,005               2.0%
U.S. Government Agencies                         8,890         14.7%            1,794               3.7%
State and political subdivisions                 9,329         15.4%            9,420              19.3%
Mortgage-backed securities                      18,098         29.9%            8,783              18.0%
Asset-backed securities                          1,411          2.3%            3,300               6.8%
Corporate debt securities                       21,549         35.7%           23,432              47.9%
                                            ------------------------------------------------------------

Total debt securities                           59,277         98.0%           47,734              97.7%

Equity securities and other                      1,202          2.0%            1,141               2.3%

                                            ------------------------------------------------------------

Total available-for-sale securities            $60,479        100.0%          $48,875             100.0%
                                            ============================================================

LOANS. Net loans receivable increased to $125.5 million at March 31, 2002 from $109.8 million at June 30, 2001, an increase of $15.7 million, or 14.3%. The increase in loans was a result of the generally decreasing market interest rate environment that increased customer demand, particularly for fixed-rate residential mortgage loans. There has been a decrease in demand for consumer installment loans since the tragedy of September 11, 2001, as such installment loans which represented 4.5%, or $5.6 million of the portfolio at March 31, 2002 as compared to 5.5%, or $6.1 million at June 30, 2001. A factor contributing to the increase in the Bank's market share of the local lending demand was a merger of a former competitor with an out-of-area institution. Growth primarily occurred in commercial real estate mortgages and residential real estate mortgages, which includes construction loans. Residential real estate mortgages increased to $101.2 million at March 31, 2002, an increase of $11.7 million, or 13.0%. The majority of the increase in residential real estate occurred in the conventional fixed rate product which increased $10.4 million, or 14.1%, to $83.9 million over the nine-month period ended March 31, 2002. Construction loans for residential real estate also increased $1.9 million to $3.9 million at March 31, 2002. These increases were partially offset by a decrease in variable rate residential mortgages. The Bank has experienced some increase in refinancing activity particularly in the quarter ended March 31, 2002. Fixed rate commercial real estate loans also increased $2.5 million, or 81.4%, to $5.5 million at March 31, 2002 as compared to $3.0 million at June 30, 2001. This increase in fixed rate commercial mortgages influenced the shift in the portfolio composition and mix more than any other fluctuation. Commercial real estate represented 4.7% for the loan portfolio at June 30, 2001, and has grown to represent 6.4% of the portfolio at March 31, 2002. This shift was due in part to business development efforts to attract commercial customers to the various products and services offered by the Bank.




(Dollars Rounded to nearest thousand)
                                         At           Percentage        At              Percentage
                                   Mar. 31, 2002    Of portfolio     June 30, 2001    of portfolio
Real estate mortgages
   Residential                          $101,191         79.8%          $89,528            80.7%
   Commercial                              8,143          6.4%            5,239             4.7%
Home equity loans                          6,793          5.4%            6,138             5.6%
Commercial loans                           4,470          3.5%            3,291             3.0%
Installment loans                          5,633          4.5%            6,128             5.5%
Passbook loans                               554          0.4%              596             0.5%
                                   -------------    -----------       ------------     -------------
Total loans                             $126,784        100.0%         $110,920           100.0%
                                   =============    ===========       ============     =============


ALLOWANCE FOR LOAN LOSS. The allowance for loan loss is established through a provision for loan losses based on management's evaluation of the known losses or inherent losses in the loan portfolio that are both probable and reasonable to estimate. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of OREO. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management intends to provide for potential loan losses. The level of allowance for loan losses has been affected by the growth in the overall loan portfolio as well as growth in the commercial- type loans.

In October 2001, the Bank offered a new
product called Carefree Overdraft Protection, which permits the overdrawing of checking accounts to various levels based on the account type, and customer history. Consequently, the Bank extended more credit on checking and NOW accounts than in the past and an increase in the allowance for loan losses was established of $23,900, which contributed to the overall increase in the size of the provision and the allowance itself.



                                                            Nine-Months Ended          Fiscal Year Ended
                                                             March 31, 2002                June 30, 2001
Balance at the beginning of the period                               $886,081                $866,443
Charge-offs:
     Commercial real estate mortgage loans                                ---                  26,432
      Home equity loans                                                 2,380                     ---
     Installment loans to individuals                                  27,774                  50,483
                                                         ---------------------      --------------------

Total loans charged off                                                30,154                  76,915

Recoveries:
     Installment loans to individuals                                  13,904                  36,553
                                                         ---------------------      --------------------

Total recoveries                                                       13,904                  36,553

                                                         ---------------------      --------------------

Net charge-offs                                                        16,250                  40,362

Provisions charged to operations                                      158,900                  60,000
                                                         ---------------------      --------------------

Balance at the end of the period                                   $1,028,731                $886,081
                                                         =====================      ====================


Ratio of net charge-offs to average loans outstanding                   0.01%                   0.04%
Ratio of net charge-offs to nonperforming assets                       12.15%                   5.22%
Allowance for loan loss to nonperforming loans                        994.18%                 119.18%
Allowance for loan loss to net loans                                    0.82%                   0.81%


Nonaccrual Loans and Nonperforming Assets Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. OREO is considered nonperforming. The Bank had no accruing loans delinquent more than 90 days at March 31, 2002 or June 30, 2001. The relatively low level of nonaccrual loans at March 31, 2002 was not considered to be sustainable or truly representative of the level of losses inherent in the portfolio as such management did not feel an adjustment to the level of allowance for loan loss or provision was prudent at this time.

Analysis of Nonaccrual Loans and Nonperforming Assets



                                                              At March 31, 2002     At June 30, 2001
Nonaccruing loans:
  Real estate mortgage loans
     Residential mortgages loans (one- to four-family)               $59,267           $660,607
     Commercial mortgage loans                                           ---             71,711
   Home equity                                                           ---              2,380
   Installment loans to individuals                                   44,208              8,770
                                                         --------------------  ------------------


Total nonaccruing loans                                              103,475            743,468

Real Estate Owned:
   Residential mortgages loans (one- to four-family)                     ---                ---
   Commercial mortgage loans                                          30,229             30,229
                                                         --------------------  ------------------


Total real estate owned                                               30,229             30,229
                                                         --------------------  ------------------


Total nonperforming assets                                          $133,704           $773,697
                                                         ====================  ==================


Total nonperforming assets
   as a percentage of total assets                                     0.06%              0.42%

Total nonperforming loans to total gross loans                         0.08%              0.67%




DEPOSITS. Total deposits increased to $175.7 million at March 31, 2002 from $154.2 million at June 30, 2001, an increase of $21.5 million, or 13.9%. Growth has occurred in all deposit products during the nine month period ended March 31, 2002. Savings accounts increased most significantly to $65.4 million at March 31, 2002 as compared to $57.0 million at June 30, 2001, an increase of $8.4 million, or 14.7%. Certificates of deposit accounts also increased significantly to $63.5 million at March 31, 2002 from $58.1 million at June 30, 2002, an increase of $5.4 million, or 9.3%. It should be noted that the relative mix of the deposit base remained relatively consistent between March 31, 2002 and June 30, 2001. There were no significant shifts between product types. However, it appears that the length of maturity of the average certificate of deposit has shortened to one year or less. This was a result of the declining and relatively low interest rate environment experienced during this time frame. Management was able to widen net interest margins and spreads as a result of the lower interest rate environment. The Bank has been successful in marketing its products and services to local commercial accounts which has contributed to growth in money market and checking accounts. A shift in the level of investment in the stock market to more conservative investment alternatives such as cash accounts appears to have enhanced deposit growth.



(Dollars Rounded to nearest thousand)
                                           At              Percentage           At          Percentage
                                     March 31, 2002      of portfolio    June 30, 2001     of portfolio

Non-interest bearing deposits               $20,062            11.4%         $18,418           11.9%
Certificates of deposit                      63,486            36.1%          58,113           37.7%
Savings deposits                             65,428            37.3%          57,021           37.0%
Money market deposits                        13,315             7.6%           9,194            6.0%
NOW deposits                                 13,382             7.6%          11,446            7.4%
                                   -----------------     -------------     -----------       --------

Total deposits                             $175,673           100.0%        $154,192          100.0%
                                   =================     =============     ===========       ==========


BORROWINGS FROM FHLB. The Bank borrowed an additional $4.0 million from FHLB during the quarter ended March 31, 2002, which brought total borrowings to $9.0 million. The proceeds from the additional borrowing were used to fund an investment security purchase.

At March 31, 2002, the Bank had the following borrowings:

           Amount        Rate              Maturity Date

       $4,000,000    2.19% -Fixed              1/14/2003
        2,500,000    6.82% -Fixed             09/02/2004
        2,500,000    6.80% -Fixed             10/04/2005
------------------
       $9,000,000
==================


ACCRUED EXPENSES AND OTHER LIABILITIES. At March 31, 2002 and June 30, 2001 accrued expenses and other liabilities amounted to approximately $0.6 million. There were no significant fluctuations in these categories. Deferred tax liabilities associated with unrealized gains on the available-for-sale investment portfolio represent the largest portion of accrued expenses and other liabilities.

SHAREHOLDERS' EQUITY. Shareholders' equity increased by $352,000, or 1.4%, due to net income of $1.2 million, which was partially offset by dividends paid of $481,000. Treasury stock increased to $1,400,444 due to repurchases of 37,500 shares of common stock at an average cost of $14.16 per share at an aggregate cost of $531,000. These purchases were offset by 9,880 options being exercised during the nine month period ended March 31, 2002. Also, 9,400 common stock shares vested in association with the 2000 Recognition and Retention Plan further offsetting stock repurchases. The issuance of the shares in association with the stock compensation plans also caused corresponding changes in additional paid-in capital. The remaining changes in equity are due to amortization of compensation expense associated with the Employee Stock Ownership Plan ("ESOP").

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2002 and 2001

INTEREST INCOME. Total Interest income increased by $766,000, or 9.0%, to $9.3 million for the nine months ended March 31, 2002 as compared to $8.6 million for the nine months ended March 31, 2001. Total interest income increased by $223,000, or 7.7%, to $3.1 million for the quarter ended March 31, 2002 as compared to $2.9 million for the quarter ended March 31, 2001. For the nine-month period ended March 31, 2002, as compared to the nine-month period ended March 31, 2001 the most significant factor contributing to the increase in interest income was the increase in the average balance of loans outstanding during the nine-month period. The average balance of loans for the nine-month period ended March 31, 2002, amounted to $119.0 million as compared to $100.5 million for the nine-month period ended March 31, 2001, an increase of $18.5 million. The increase in average balance of loans was partially offset by decreases in the yield on such loans by 18 basis points to 7.55% for the nine-month period ended March 31, 2002 as compared to 7.73% for the nine-month period ended March 31, 2001. The average balance of loans increased during the quarter-ended March 31, 2002 to $123.7 million as compared to $103.2 million for the quarter-ended March 31, 2001. The average rate on such loans decreased 32 basis points for the quarter-ended March 31, 2002 to 7.43% as compared to 7.75% for the quarter-ended March 31, 2001.

The increases in interest income from loans for the quarter and nine-month period ended March 31, 2002 of $299,000 and $909,000, respectively, were offset by decreases in interest income on investment securities, except mortgage-backed securities, and interest-bearing deposits and federal funds sold. Decreases in the federal funds rate most significantly effected the overall decrease in interest income. The average yield on federal funds balances decreased 383 basis points when comparing the nine-month periods ended March 31, 2002 and 2001. Correspondingly, the average yield on federal funds balances decreased 323 basis points when comparing the quarters ended March 31, 2002 and 2001. The yield on investment securities also decreased; however, these decreases were partially offset by increases in the overall investment portfolio size. The average balance of investment securities increased to $52.4 million for the nine-month period ended March 31, 2002 as compared to $49.6 million for the nine-month period ended March 31, 2001, an increase of $2.8 million, or 5.6%. The yield on such investments decreased 34 basis points to 5.81% for the nine months ended March 31, 2002 as compared to 6.15% for the nine months ended March 31, 2001. When comparing the quarter ended March 31, 2002 to March 31, 2001 the average balance of investment securities increased $8.7 million to $57.5 million. This increase in average balance of investment securities was offset by a decrease in yield of 92 basis points to 5.33%.

The decreases in yield on the various types of interest-earning assets discussed above were primarily a result of the generally declining interest rate environment experienced between March 31, 2001 and March 31, 2002. The lower interest rate environment was a result of the Federal Reserve Board's actions aimed to address the generally slowing U.S. economy.

INTEREST EXPENSE. Interest expense decreased by $353,000, or 8.6%, to $3.8 million for the nine month period ended March 31, 2002 as compared to $4.1 million for the nine month period ended March 31, 2001. Total interest expense decreased $184,000 or 13.4% to $1.2 million for the quarter ended March 31, 2002 as compared to $1.4 million for the quarter ended March 31, 2001.

The most significant factor contributing to the decrease in interest expense on borrowings of $226,000 was a $3.7 million decrease in average borrowing outstanding to $6.3 million for the nine month period ended March 31, 2002 as compared to $10.0 million for the nine month period ended March 31, 2001. The average rate paid on such borrowings decreased 90 basis points to 5.77% for the nine months ended March 31, 2002 as compared to 6.67% for the nine months ended March 31, 2001. Interest expense associated with borrowings decreased by $60,000 when comparing the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The decrease in expense associated with such borrowings was primarily the result of a decrease in the average balance outstanding to $9.0 million for the quarter ended March 31, 2002 as compared to $10.0 million for the quarter ended March 31, 2001. Also, affecting the quarter end interest related to borrowings was a decrease of 193 basis points to 4.55% for the quarter ended March 31, 2002 as compared to 6.48% for the quarter ended March 31, 2001.

Interest expense was also affected by the change in volume and rate associated with savings accounts. The average balance of all savings account types increased to $71.0 million for the nine months ended March 31, 2002 as compared to $59.8 million for the nine months ended March 31, 2001, an increase of $11.2 million, or 18.7%. The average rate on these savings accounts decreased 78 basis points when comparing the nine months ended March 31, 2002 to March 31, 2001 at 2.40% and 3.18%, respectively. Changes in volume and rate also contributed to the decrease in overall interest expense on deposits for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The average balance on savings accounts increased $14.8 million, to $74.6 million for the quarter ended March 31, 2002 as compared to $59.8 million for the quarter ended March 31, 2001. The increase due to increased volume was offset by a 87 basis point decrease in rate to 2.23% for the quarter ended March 31, 2002 as compared to 3.10% for the quarter ended March 31, 2001.

Changes in volume and rates associated with certificates of deposit also affected the overall change in interest expense for the nine months ended March 31, 2002 when compared to the nine months ended March 31, 2001. The average balance of certificates of deposit increased to $62.3 million for the nine months ended March, 31, 2002 as compared to $52.0 million for the nine months ended March 31, 2001, a increase of $10.3 million. The decrease in rate of 81 basis points to 4.47% for the nine months ended March 31, 2002 from 5.28% for the nine months ended March 31, 2001 partially offset the effect of the increase in volume. Correspondingly, the decrease in rate on certificates of deposit of 128 basis points to 3.98% for the quarter ended March 31, 2002 as compared to 5.25% for the quarter ended March 31, 2001 contributed to the overall decrease in interest expense when comparing quarters ended March 31, 2002 to March 31, 2001.

Interest expense associated with NOW and demand accounts had little affect on the overall interest expense when comparing both the nine months and quarters ended March 31, 2002 and 2001. The volume of NOW and demand accounts increased $8.4 million, to $31.7 million, when comparing the nine months ended March 31, 2002 to March 31, 2001 and $8.3 million, to $33.0 million, when comparing the quarters ended March 31, 2002 to March 31, 2001. These increases in volume were offset by corresponding decreases in the average rate paid for such periods. The average rate on NOW and demand accounts decreased 23 basis points when comparing the nine months ended March 31, 2002 to March 31, 2001. Correspondingly, the average rate on NOW and demand accounts decreased 26 basis points when comparing quarters ended March 31, 2002 and 2001.

The above mentioned changes in rate were primarily affected by the general overall lower interest rate environment experienced during the nine months and quarters ended March 31, 2002 as compared to March 31, 2001. The changes in volume were associated with the changes in investor confidence in the stock market, the competitive environment in which the Bank operates and overall changes in economic conditions in the Bank's market area.

NET INTEREST INCOME. Net interest income is a function of interest income and interest expense. As a result of changes in interest-earning assets and interest-bearing liabilities and the corresponding yield and rates on such, net interest spread increased to 3.74% for the nine months ended March 31, 2002 as compared to 3.39% for the nine-months ended March 31, 2001, an improvement of 35 basis points. Also, net interest margin increased to 3.97% for the nine-month period ended March 31, 2002 as compared to 3.70% for the nine-month period ended March 31, 2001, an improvement of 27 basis points. Net interest spread increased to 3.79% for the quarter ended March 31, 2002 as compared to 3.43% for the quarter ended March 31, 2001, an improvement of 36 basis points. Also, net interest margin increased to 3.99% for the quarter ended March 31, 2002 as compared to 3.75% for the quarter ended March 31, 2001, an improvement of 24 basis points. The improvement in net interest income was one of the primary reasons for the overall improvement in net income.

PROVISIONS FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that is intended to absorb future charge-offs and loans deemed uncollectible. In determining the intended level of the allowance for loan losses, management considers past and anticipated loss experience, collateral values, current and anticipated economic conditions, volume and type of lending activities and the level of non-performing and other classified loans. Management has also added a component to the allocation of the allowance for loan losses to correspond to the estimated potential risk involved in the new Carefree Overdraft Privilege facility offered to various customers of the Bank. The allowance is based on estimates and the ultimate losses may vary from such estimates. Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the intended level of the allowance to reflect known and inherent losses that are both probable and reasonable to estimate.

Provisions for loan losses for the nine-month period ended March 31, 2002 amounted to $158,900 as compared to $45,000 for the nine-month period ended March 31, 2001. Provisions for loan losses for the quarter ended March 31, 2002 amounted to $60,000 as compared to $15,000 for the quarter ended March 31, 2001. The reasons for the change in provision included the additional risk assessment associated with the new Carefree Overdraft Privilege product, the changes required because of a shift in the loan portfolio to more commercial real estate mortgages and commercial loans than in prior periods as well as requirements due to the growth of the overall loan portfolio. Management recognizes the decrease in non-performing loans to an all time low for the quarter ended March 31, 2002, but does not believe that this level is indicative of the potential risk of loss in the portfolio. However, management will continue to monitor the level of delinquency and will make adjustments to the level of allowance for loan loss if it is required. Management has made a concerted effort to monitor delinquency during this down turn in the national economy.

NON-INTEREST INCOME. Non-interest income amounted to $1.3 million for the nine month period ended March 31, 2002 as compared to $786,000 for the prior year nine month period ended March 31, 2001, an increase of $526,000 or 66.9%. Non-interest income was $495,000 for the quarter ended March 31, 2002 as compared to $234,000 for the prior year quarter ended March 31, 2001, an increase of $261,000 or 111.5%. One item which impacted both the nine month period and quarter ended March 31, 2002 was the introduction of the Carefree Overdraft Privilege product, in October 2001. The same fee that would apply to a check drawn on insufficient funds or an uncollected item is charged when the overdraft privilege is used; however, in this case the customers' check is not returned, but paid and a fee is collected. The product has proven to be successful in terms of increased non-interest income and customer satisfaction. Fees associated with and revenue produced from charging for non-customer use of the Bank's ATM machines, merchant debit card processing and various fees continue to grow as the Bank's customer base grows and new branches begin to prosper. During the prior year quarter ended March 31, 2001, an item contributing to the level of other income was a gain on the sale of an investment security of $44,000, as well as a gain of $17,000 recognized on a sale of REO property. Another gain of approximately $21,000 was recognized during the quarter ended March 31, 2002 on the sale of REO property. The associated REO property disposed of during the quarter ended March 31, 2002 had been acquired since fiscal year end June 30, 2001.

NON-INTEREST EXPENSE. Non-interest expense increased to $5.1 million for the nine month period ended March 31, 2002 as compared to $4.3 million for the nine month period ended March 31, 2001, an increase of $0.8 million, or 18.6%. Non-interest expense amounted to $1.8 million for the quarter ended March 31, 2002 as compared to $1.5 million for the quarter ended March 31, 2001, an increase of $263,000, or 17.4%. Salaries and employee benefits increased $275,000, or 12.6%, for the nine-month period ended March 31, 2002 and $76,000, or 10.0%, for the quarter ended March 31, 2002 as compared to the prior year same nine-month period and quarter, as a result of annual raises and increased costs of health care and retirement plan coverage. Some additional expenses for vesting in certain stock compensation benefits were recognized in association with the retirement of the former Treasurer of the Bank. Increased expenses associated with service fees and data processing and a portion of the other operating expenses are directly related to the increase in the volume of loan and deposit accounts at the Bank. It should be noted that the Bank's data processing provider recently merged with another entity, which could potentially impact the level and rate of expenses associated with these core processing functions in the future. Some items contributing to the category of other non-interest expense include telephone, postage, courier and insurance and are directly related to the growth in the institution. Other non-interest expense include such items as professional and consulting fees which fluctuate depending upon the various projects being undertaken by the institution. A consultant was used to assist in the development and implementation of the Carefree Overdraft Privilege product which has received and will continue to receive remuneration based on the success of the product over the year-long implementation phase.


INCOME TAXES. The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. Income tax expense for the nine month period ended March 31, 2002 was $418,000 which represented an effective rate of 25.9% as compared to $208,000 which represented an effective rate of 23.6% for the same nine month period the prior year.

NET INCOME. Net income increased to $1.2 million of the nine months ended March 31, 2002 as compared to $674,000 for the nine months ended March 31, 2001, an increase of $519,000 or 77.0%. As a result of the changes in net income annualized return on average assets increased to 0.80% for the nine months ended March 31, 2002 as compared to 0.53% for the nine months ended March 31, 2001. Annualized return on average equity also improved to 6.26% for the nine months ended March 31, 2002 as compared to 3.45% for the nine months ended March 31, 2001.

Net income for the quarter ended March 31, 2002, amounted to $468,000 as compared to $213,000 for the quarter ended March 31, 2001, an increase of $255,000 or 119.7%. As a result of the changes in net income annualized return on average assets increased to 0.90% for the quarter ended March 31, 2002 as compared to 0.49% for the quarter ended March 31, 2001. Annualized return on average equity also improved to 7.35% for the quarter ended March 31, 2002 as compared to 3.45% for the quarter ended March 31, 2001.

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

Mortgage loan commitments totaled $2.4 million and loans in process amounted to $1.6 million at March 31, 2002. The unused portion of overdraft lines of credit amounted to $0.8 million, the unused portion of home equity lines of credit amounted to $1.0 million, and the unused portion of commercial lines of credit amounted to $1.4 million at March 31, 2002. The Company anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and ability to borrow from the FHLB.

The Bank met all capital regulatory at March 31, 2002 and 2001. Shareholders' equity represented 12.1% of total assets at March 31, 2002 and 13.6% of total assets at June 30, 2001.

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

      Date:  May 14, 2002

      By: /s/ J. Bruce Whittaker



      J. Bruce Whittaker
      President and Chief Executive Officer





      Date:  May 14, 2002

      By: /s/ Michelle Plummer



      Michelle Plummer
      Chief Financial Officer