Form 10KSB
period 2002-06-30
GREENE COUNTY BANCORP INC
filed 2002-09-26
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2002

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the transaction period from ___________________ to ______________________

                         Commission File Number: 0-25165

                           GREENE COUNTY BANCORP, INC.
                 ( Name of Small Business Issuer in its Charter)

      United States                                         14-1809721
  -------------------                                 ------------------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

 302 Main Street, Catskill, New York                           12414
 -----------------------------------                   -------------------
 (Address of Principal Executive Office)                       (Zip Code)

                                 (518) 943-2600
                              ---------------------
                 (Issuer's Telephone Number including area code)


           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                     ------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    /    NO
---------------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Registrant's revenues for the fiscal year ended June 30, 2002 were $14,389,771.

     As of September 16, 2002, there were issued and outstanding 2,024,835 shares of the Registrant's common stock of which 872,519 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $17.60 on such date, the aggregate value of stock held by non-affiliates was $15,356,334.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2002 (Part II).
2.   Proxy Statement for the 2002 Annual Meeting of Shareholders (Part III)

                                     PART I

ITEM 1.       Business
------        ---------

     Greene County Bancorp, Inc. (the "Company") was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) (the "Bank") for the purpose of acting as the holding company of the Bank. In 2001, the Company converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision ("OTS"). At June 30, 2002, the Company's assets consisted primarily of the outstanding capital stock of the Bank and cash and investments of $4.5 million. At June 30, 2002, 872,519 shares of the Company's common stock, par value $0.10 per share, were held by the public, 128,000 shares were held as Treasury stock and 1,152,316 shares were held by Greene County Bancorp, MHC, the Company's mutual holding company (the "Mutual Company"). The Company's principal business is overseeing and directing the business of the Bank and various Company investment securities.

     At June 30, 2002, the Company had consolidated total assets of $220.2 million, consolidated total deposits of $183.7 million, consolidated borrowings from Federal Home Loan Bank of $9.0 million and consolidated total equity of $26.4 million.

     The Company's administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

TTHE BANK OF GREENE COUNTY

     The Bank was organized in 1889 as The Building and Loan Association of Catskill, a New York-chartered savings and loan association. In 1974, the Bank converted to a New York mutual savings bank under the name Greene County Savings Bank. In conjunction with the reorganization and the offering completed in December 1998, which resulted in the organization of the Company, (the "December 1998 Reorganization"), the Bank changed its name to The Bank of Greene County. The Bank's deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans, consumer loans, home equity loans and commercial business loans. In addition, the Bank invests a significant portion of its assets in investment securities and mortgage- and asset-backed securities. The Bank's revenues are derived principally from the interest on its mortgage, consumer and commercial loans and securities, and servicing fees and service charges and other fees collected on its deposit accounts. The Bank's primary sources of funds are deposits, and principal and interest payments on loans and investment securities and mortgage- and asset-backed securities. At June 30, 2002, the Bank had borrowed $9.0 million from the Federal Home Loan Bank.

     The Bank's administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

GREENE COUNTY BANCORP, MHC

     The Mutual Company was formed in December 1998 as part of the Bank's mutual holding company reorganization. In 2001, the Mutual Company converted from a state to a federal charter. The OTS under the new charter currently regulates the Mutual Company. The Mutual Company owns 53.5% of the common stock of the Company. The Mutual Company does not engage in any business activity other than to hold the Company's common stock and to invest any liquid assets of the Mutual Company, which amounted to $166,000 in cash and cash equivalents at June 30, 2002.


     The Mutual Company's administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

MARKET AREA

     The Bank has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates six full-service banking offices in Greene County and southern Albany County, New York. The Bank's primary deposit gathering area is currently concentrated around the areas within Greene County and southern Albany County where its full-service banking offices are located, namely the towns of Catskill, Cairo, Coxsackie, Greenville, Tannersville and Westerlo.

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


LENDING ACTIVITIES

General
     The principal lending activity of the Bank is the origination, for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within its primary market area. To a lesser extent, the Bank also originates commercial real estate loans, home equity loans, consumer loans and commercial business loans. The Bank also offers a variety of line of credit products.

     In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, the Bank maintains high levels of
liquidity,   and,  where   possible,   corresponds  the  funding  of  fixed-rate
residential mortgages with FHLB advances. The Bank also seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise.




















Loan Portfolio Composition
     Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.


                                            At June 30,
                                               2002                     2001                     2000
                                       Amount      Percent      Amount       Percent      Amount       Percent
                                      ---------   ---------    ---------     --------     --------     --------
(Dollars in thousands)
Real estate loans:
  One- to four-family                   $98,834      76.19%      $86,336       77.84%      $80,696      81.54%
  Commercial                              8,764       6.76         5,239        4.72         4,702       4.75
  Construction and land                   3,003       2.31         1,979        1.78           616       0.62
  Multi-family                            1,657       1.28         1,213        1.09         1,253       1.27
                                      ---------   ---------    ---------     -------      --------    ---------

    Total real estate loans             112,258      86.54        94,767       85.43        87,267      88.18

Consumer loans
  Installment (1)                         5,611       4.32         6,128        5.53         4,865       4.92
  Home equity                             6,957       5.36         6,138        5.53         4,631       4.68
  Passbook                                  545       0.42           596        0.54           490       0.50
                                      ---------   ---------    ---------     -------      --------    ---------

    Total consumer loans                 13,113      10.10        12,862       11.60         9,986      10.10

Commercial business loans                 4,356       3.36         3,291        2.97         1,707       1.72
                                      ---------   ---------    ---------     -------      --------    ---------


Total consumer loans and
  commercial business loans              17,469      13.46        16,153       14.57        11,693      11.82
                                      ---------   ---------    ---------     -------      --------    ---------


Total gross loans                       129,727      100.0%      110,920       100.0%       98,960      100.0%
                                      ---------                ---------                  ---------


Less:
  Deferred fees and discounts              (285)                    (277)                     (275)
  Allowance for loan losses              (1,069)                    (886)                     (866)
                                      ---------                ---------                  --------


Total loans receivable, net            $128,373                 $109,757                   $97,819
                                      =========                =========                  ========

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.




                                                                                  At June 30,
                                                    2002                              2001                   2000
                                                   Amount       Percent        Amount      Percent     Amount   Percent
                                                  -------      ---------     --------     --------    --------  ---------
(Dollars in thousands)
Fixed-rate loans:
  Real estate loans:
     One- to four-family                          $91,586         70.60%      $77,852      70.19%      $69,360     70.08%
     Commercial                                     6,587          5.08         3,589       3.23         2,840      2.87
     Construction and land                          2,554          1.97         1,979       1.78           616      0.62
     Multi-family                                   1,442          1.11         1,175       1.06         1,124      1.14
                                                  -------      ---------     --------     --------    --------  ---------

  Total fixed-rate real estate loans              102,169         78.76        84,595      76.26        73,940     74.71

  Consumer loans
     Installment (1)                                5,611          4.32         6,128       5.53         4,865      4.92
     Home equity                                    6,957          5.36         6,138       5.53         4,631      4.68
     Passbook                                         545          0.42           596       0.54           490      0.50
  Commercial business loans                         4,356          3.36         3,291       2.97         1,707      1.72
                                                  -------      ---------        -----     --------    --------  ---------

Total fixed-rate loans                            119,638         92.22       100,748      90.83        85,633     86.53
                                                  -------      ---------     --------     --------    --------  ---------

Adjustable-rate loans Real estate loans:
     One- to four-family                            7,248          5.59         8,484       7.65        11,336     11.46
     Commercial real estate                         2,177          1.68         1,650       1.49         1,862      1.88
     Construction and land                            449          0.34           ---        ---           ---       ---
     Multi-family                                     215          0.17            38       0.03           129      0.13
                                                  --------      --------      --------     --------    --------  --------

Total adjustable-rate loans                        10,089          7.78        10,172       9.17        13,327     13.47

Total gross loans                                 129,727         100.0%      110,920      100.0%       98,960     100.0%
                                                  -------      ---------     --------     --------     -------  ---------


Less:
  Deferred fees and discounts                        (285)                       (277)                    (275)
  Allowance for loan losses                        (1,069)                       (886)                    (866)
                                                  -------                    --------                 --------


Total loans receivable, net                      $128,373                    $109,757                  $97,819
                                                  ========                   ========                 ========

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

One- to Four-Family Residential Loans.
     The Bank's primary lending activity is the origination, for retention in the Bank's portfolio, of one- to four-family residential mortgage loans collateralized by property located in the Bank's primary lending area. Generally, one- to four-family residential mortgage loans are made in amounts up to 89.9% of the appraised value of the property. However, the Bank will originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years the Bank has been successful in marketing and originating such loans with 15-year terms. One- to four-family fixed-rate loans are offered with both a monthly and bi-weekly payment feature. The Bank generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on all properties collateralizing real estate loans made by the Bank.

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

     The Bank's adjustable-rate mortgage ("ARM") loans currently provide for maximum rate adjustments of 150 basis points per year and 600 basis points over the term of the loan. The Bank offers ARM loans with initial interest rates that are below market, referred to as "teaser rates." However, in underwriting such loans, borrowers are qualified at the full index rate. Generally, the Bank's ARM loans adjust every year. After origination, the interest rate on such ARM loans is reset based upon a contractual spread or margin above the average yield on one-year United States Treasury securities, adjusted to a constant maturity (the "U.S. Treasury Constant Maturity Index"), as published weekly by the Federal Reserve Board.

     ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2002, 5.59% of the Bank's loan portfolio consisted of one- to four-family residential loans with adjustable interest rates.

     The Bank originates construction to permanent loans to homeowners for the purpose of construction of primary and secondary residences. The Bank issues a commitment and has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum term of six months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 89.9% (or up to 95% with private mortgage insurance), of the completed project. The Bank began offering loans collateralized by undeveloped land during fiscal year 2001. The acreage associated with such loans is limited. These land loans generally are intended for future sites of primary or secondary residences.

     Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays may further impair the borrower's ability to repay the loan.

     The Bank's residential mortgage loan originations are generally obtained from the Bank's loan representatives operating in its branch offices through their contacts with existing or past loan customers, depositors of the Bank, attorneys and accountants who refer loan applications from the general public, and local realtors. The Bank has hired a loan originator who calls upon customers during non-banking hours and at locations convenient to the customer.

     All one- to four-family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     At June 30, 2002, $98.8 million, or 76.19% of the Bank's loan portfolio, consisted of one- to four-family residential mortgage loans. Approximately $314,000 of such loans (representing seven loans) were included in nonperforming loans as of that date.

Commercial Real Estate and Multifamily Loans.
     At June 30,  2002,  $ 8.8 million,  or 6.76%,  of the total loan  portfolio consisted of commercial real estate loans. Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is generally 75%. At June 30, 2002, the largest commercial mortgage loan had a principal balance of $861,900 and was a construction loan for a firehouse. The were no commercial real estate loans included in nonperforming loans.

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

     The Bank originates a limited number of multi-family loans, which totaled $1.7 million, or 1.28% of the Bank's total loans at June 30, 2002. Multi-family loans are generally collateralized by apartment buildings located in the Bank's primary market area. The were no multi-family loans included in nonperforming loans. The Bank's underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.

Consumer Loans.
     The Bank's consumer loans consist of direct loan installment on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). At June 30, 2002 consumer loans totaled $13.1 million, or 10.10% of the total loan portfolio. Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years.

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

     The Bank's underwriting procedures for consumer loans includes an assessment of the applicant's credit history and an assessment of the applicant's ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The Bank underwrites its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources. At this time, the Bank does not purchase loans from any external sources.

     The Bank offers fixed and adjustable-rate home equity loans that are collateralized by the borrower's residence. Home equity loans are generally underwritten with terms not to exceed 15 years and under the same criteria that the Bank uses to underwrite one- to four-family fixed rate loans. Home equity loans may be underwritten with terms not to exceed 15 years and with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $50,000 unless approved by the Board of Directors. The Bank appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. At June 30, 2002, the outstanding balance of home equity loans totaled $7.0 million, or 5.36% of the Bank's total loan portfolio. The were no home equity loans included in nonperforming loans.

Commercial Business Loans.
     The Bank also originates commercial business loans up to 10 years at fixed and adjustable-rates. The Bank attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which may consist of receivables, inventory and equipment. The Bank generally requires annual financial statements, tax returns and personal guarantees from the commercial business borrowers. The Bank also generally requires an appraisal of any real estate that collateralizes the loan. At June 30, 2002, the Bank had $4.4 million of commercial business loans representing 3.36% of the total loan portfolio. On such date, the average balance of the Bank's commercial business loans was approximately $36,300. The largest commercial business loan had a balance of $560,000 and represented a fire truck loan for a local fire district. At June 30, 2002, the Bank's commercial loan portfolio included 121 loans collateralized by real estate, fire trucks, or other equipment. The were no commercial business loans included in nonperforming loans.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on predetermined loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Loan Maturity Schedule.
     The following table sets forth certain information as of June 30, 2002 regarding the amount of loans maturing or re-pricing in the Bank's portfolio. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. Lines of credit with no specified maturity date are included in the category "within one year".



     The following table illustrates the future maturities of such loans at June 30, 2002.


                                             1 Year       3 Years      5 Years
                                  Within     Through      Through      Through      Beyond
                                  1 Year     3 Years      5 Years      10 Years     10 Years        Total
                                 --------   ---------    ---------   -----------   ----------   ------------
(Dollars in thousands)
Real estate loans:
  One- to four-family             $6,844       $1,504       $2,911       $10,258      $77,317       $98,834
  Commercial                       1,693          332          149         1,137        5,453         8,764
  Construction and land              ---          ---          ---            80        2,923         3,003
  Multi-family                       236           33           59           ---        1,329         1,657
                                 --------   ---------   ----------   -----------   ----------   ------------

Total real estate loans            8,773        1,869        3,119        11,475       87,022       112,258

Consumer loans                     1,229        2,797        3,319         2,439        3,329        13,113

Commercial business loans            804          550        1,321           623        1,058         4,356

                                 --------   ---------   ----------   -----------   ----------   ------------

Total loan portfolio             $10,806       $5,216       $7,759       $14,537      $91,409      $129,727
                                 ========   =========   ==========   ===========   ==========   ============




     The total amount of the above loans due after June 30, 2003 which have predetermined interest rates is $117.1 million while the total amount of loans due after such date which have adjustable interest rates is $1.8 million.

     The  following  table  sets  forth  the  loan   origination  and  repayment
activities of the Bank for the periods indicated. The Bank did not purchase or sell any loans during the periods presented.


















                                           For the Years Ended June 30,
                                      2002             2001             2000
                                   ----------       ----------       ---------
(Dollars in thousands)
Originations by type:
  Adjustable rate loans
     One- to four-family                $466             $409            $541
     Commercial real estate            1,398              252              51
     Construction and land               449              ---             ---
     Multi-family                        185               10              17
                                   ----------       ----------       ---------

  Total adjustable rate loans          2,498              671             609

  Fixed rate loans
     One- to four-family              27,589           17,123          15,910
     Commercial real estate            5,496            1,485           1,682
     Construction and land             3,871            4,405           4,512
     Multi-family                        701              145             483
     Installment                       4,354            5,630           4,317
     Home equity                       3,800            3,311           1,610
     Passbook                            415              431             450
     Commercial business               4,099            3,286           2,235
                                    ---------       ----------       ---------

  Total fixed rate loans              50,325           35,816          31,199

  Total loans originated              52,823          $36,487         $31,808
                                    ---------       ----------       ---------


Repayments:
     One- to four-family              15,557           11,892           9,900
     Commercial real estate            3,369            1,200           1,016
     Construction and land             3,296            3,042           5,550
     Multi-family                        442              195              88
     Installment                       4,871            4,367           4,213
     Home equity                       2,981            1,804           1,668
     Passbook                            466              325             485
     Commercial business               3,034            1,702           1,758
                                    ---------       ----------       ---------


  Total repayments                    34,016           24,527          24,678
                                    ---------       ----------       ---------


Net increase in loans                $18,807          $11,960          $7,130
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

Loans-to-One  Borrower.
     Savings banks are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank's policy provides that loans to one borrower (or related borrowers) should not exceed 10% of the Bank's capital and reserves.

     At June 30, 2002, the largest aggregate amount loaned by the Bank to one borrower consisted of a commercial realestate loan of $861,000 for the construction of a firehouse. The loan comprising the lending relationship was performing in accordance with its terms as of June 30, 2002.

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

Loans Past Due and Non-performing Assets.
     Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as non-performing. Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status. Other real estate owned is included in non-performing assets. At June 30, 2002, the Bank had non-performing loans of $332,867 and a ratio of non-performing loans to total loans of 0.26%.

     Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO is charged against earnings. At June 30, 2002, the Bank's OREO totaled $30,229 and its ratio of non-performing assets to total assets was 0.16%.

     The following table sets forth delinquencies in the Bank's loan portfolio at June 30, 2002. When a loan is delinquent 90 days or more, the Bank fully reverses all accrued interest thereon and ceases to accrue interest thereafter. A loan is not removed from nonaccrual status until the loan is current and evidence supports the borrower's ability to maintain a current status. The Bank also had a single one- to four-family real estate loan that amounted to $51,599 classified as nonaccrual which was in the 60 to 89 days delinquent category at June 30, 2002. For all the dates indicated, the Bank did not have any material restructured loans.












                                                                                    Percentage
                                                                     Dollar          of loan
                                                      Number         amount          category
                                                   ----------     ----------       ------------
60 to 89 days delinquent
Real estate:
    One- to four-family                                   9        $547,209              80.1%
    Commercial                                            1          33,551               4.9
    Construction and land                               ---             ---               ---
    Multi-family                                        ---             ---               ---
Installment                                               7          20,140               3.0
Home equity                                               2          82,037              12.0
Commercial business                                     ---             ---               ---
                                                  -----------    -----------      ------------

Total loan delinquency 60 to 89 days                     19         682,937             100.0

90 days and over delinquent
Real estate:
    One- to four-family                                   6         262,382              93.3
    Commercial                                          ---             ---               ---
    Construction and land                               ---             ---               ---
    Multi-family                                        ---             ---               ---
Home equity                                               5          18,886               6.7
Installment                                             ---             ---               ---
Commercial business                                     ---             ---               ---
                                                  -----------    -----------      ------------

Total loan delinquency 90 days and over                  11         281,268             100.0

Total loans delinquent over 60 days Real estate:
    One- to four-family                                  15         809,591              84.0
    Commercial                                            1          33,551               3.5
    Construction and land                               ---             ---               ---
    Multi-family                                        ---             ---               ---
Installment                                              12          39,026               4.0
Home equity                                               2          82,037               8.5
Commercial business                                     ---             ---               ---
                                                  ----------     -----------      ------------

Total loans delinquent over 60 days                      30        $964,205             100.0%
                                                  ==========     ===========      ============


Nonaccrual Loans and Nonperforming Assets.
     The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated. The Bank had no accruing loans delinquent more than 90 days at June 30, 2002, 2001, and 2000.






























                                                              At June 30,
                                                   2002             2001            2000
                                                  ----------     -----------     ----------

Nonaccruing loans:
    Real estate loans
       One- to four-family                         $313,981         $660,607        $495,909
       Commercial real estate                           ---           71,711         155,002
    Installment and home equity                      18,886           11,150          20,801
    Commercial business                                 ---              ---             ---
                                                  -----------    -----------     -----------

Total nonaccruing loans                             332,867          743,468         671,712

Real estate owned:
    Real estate loans
       One- to four-family                              ---              ---          42,133
       Commercial real estate                        30,229           30,229             ---
    Commercial business                                 ---              ---         109,000
                                                  -----------     -----------     ----------

Total real estate owned                              30,229           30,229         151,133

                                                  -----------    -----------     -----------

Total non-performing assets                        $363,096         $773,697        $822,845
                                                  ===========    ===========     ===========


Total as a percentage of total assets                 0.16%             0.42%           0.49%






     During the year ended June 30, 2002, gross interest income of $9,700 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent during the year ended June 30, 2002.

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

     When the Bank classifies problem assets as either Substandard or Doubtful, it establishes a valuation allowances or "loss reserves" in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount. The Bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Bank reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations. At June 30, 2002, the Bank had $74,000 in loans classified as Substandard and no other classified assets.

Allowance for Loan Losses.
     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of OREO. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to noninterest expense) and is reduced by net charge-offs. At June 30, 2002, the total allowance was $1,068,734, which amounted to 0.83% of total net loans receivable and 321.07% of nonperforming loans. Management will continue to monitor and modify the level of the allowance for loan losses. For the year ended June 30, 2002, the Bank's charge-offs amounted to $52,257. For the years ended June 30, 2001 and 2000, the Bank's charge-offs amounted to $76,915 and $65,557, respectively.

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

Analysis of the Allowance For Loan Losses.
     The following table sets forth the analysis of the allowance for loan losses for the periods indicated.




                                                                For the Years Ended June 30,
                                                            2002               2001             2000
                                                       ------------        ----------       -----------

Balance at the beginning of period                         $886,081          $866,443         $791,897

Charge-offs:
  One- to four-family real estate                               ---               ---              ---
  Commercial real estate                                        ---            26,432              ---
  Installment                                                49,877            50,483           65,557
  Home equity                                                 2,380               ---              ---
  Commercial business                                           ---               ---              ---
                                                       ------------        ----------       -----------

Total charge-offs                                            52,257            76,915           65,557

Recoveries:
  One- to four-family real estate                               ---               ---              ---
  Installment                                                16,010            36,553            5,103
                                                       ------------        ----------       -----------

Total recoveries                                             16,010            36,553            5,103

Net charge-offs                                              36,247            40,362           60,454
                                                         ------------      ----------       -----------

Additions charged to operations                             218,900            60,000          135,000
                                                       ------------        ----------       -----------

Balance at end of period                                  $1,068,734         $886,081         $866,443
                                                         ============      ==========       ===========


Ratio of net charge-offs to average loans outstanding         0.03%             0.04%            0.06%
Ratio of net charge-offs to nonperforming assets              9.98%             5.22%            7.35%
Allowance for loan loss to nonperforming loans              321.07%           119.18%          128.99%
Allowance for loan loss to net loans                          0.83%             0.81%            0.89%


Allocation of Allowance for Loan Losses.
     The following table sets forth the allocation of the allowance for loan losses by loan category for at the dates indicated. The allowance is allocated to each loan category based on historical loss experience and economic conditions. The unallocated portions of the allowance represent reserves for unused lines of credit and losses inherent in the loan portfolio.


                             June 30, 2002                       June 30, 2001                    June 30, 2000
                                                Percent                            Percent                            Percent
                                                of loans                           of loans                          of loans
                                      Loan      in each                   Loan      in each                  Loan     in each
                       Amount of     amounts    category     Amount of   amounts   category     Amount of  amounts    category
                       loan loss       by       to total     loan loss     by         to        loan loss     by      to total
                       allowance    category     loans       allowance  category    loans       allowance  category    loans

(Dollars in thousands)
One- to four-family         $488     $98,834        76.2%        $467    $86,336      77.8%          $442   $80,696     81.5%
Commercial real              182       8,764         6.6          120      5,239       4.7            105     4,702      4.8
estate
Construction and land          7       3,003         2.3           13      1,979       1.8              4       616      0.6
Multi-family                  18       1,657         1.3           10      1,213       1.1             22     1,253      1.3
Installment                   92       5,611         4.3          100      6,128       5.5            121     4,865      4.9
Home equity                   38       6,957         5.4           32      6,138       5.5              1     4,631      4.7
Passbook                       1         545         0.4            1        596       0.6              1       490      0.5
Commercial business          191       4,356         3.3          136      3,291       3.0             72     1,707      1.7
Specific                      24         ---         ---          ---        ---       ---            ---       ---      ---
Unallocated                   28         ---         ---            7       ---        ---             98      ---       ---
                       ---------    --------   ---------     ---------  --------  ---------     ---------  --------  --------
Totals                    $1,069    $129,727       100.0%        $886   $110,920     100.0%          $866   $98,960    100.0%
                       =========    ========   =========     =========  ========  =========     =========  ========  ========



SECURITIES INVESTMENT ACTIVITIES

     Given the Bank's substantial portfolio of fixed-rate residential mortgage loans, the Bank maintains high balances of liquid investments for the purpose of mitigating interest rate risk. The Board of Directors establishes the securities investment policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

     The Bank's current policies generally limit securities investments to U.S. Government and agency securities, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds. In addition, the Bank's policy permits investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations ("CMOs"). The Bank's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. The Bank will only invest in securities rated "A" or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of occasional investments in smaller non-rated local bonds. The Bank does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

     At June 30, 2002, the Bank had $66.1 million in investment securities, or 30.0% of total assets. SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale, or trading, depending on the Bank's ability and intent regarding its investments. As of June 30, 2002, the entire investment securities portfolio was classified as available for sale. At June 30, 2002, the Bank's mortgage-backed securities portfolio totaled $19.6 million, or 8.9% of total assets and the Bank's asset-backed securities portfolio totaled $0.8 million, or 0.4% of total assets.

     Book Value of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.




                                                                     At June 30,
                                               2001                      2000                     1999
                                               ----                      ----                     ----
                                        Book       Percent         Book       Percent
                                       value       of total        value       of           Book      Percent
                                                                              total        value     of total
                                     ----------   ----------     ---------   --------     --------   ---------
(Dollars in Thousands)
Investment securities, AFS
  U.S. Treasuries                          $---         ---%        $1,005       2.1%       $4,684       10.4%
  U.S. Government agencies               14,862        22.5          1,794       3.7         5,190       11.6
  State and political subdivisions        8,811        13.3          9,420      19.3         9,904       22.1
  Mortgage-backed securities             19,564        29.6          8,783      18.0         6,000       13.4
  Asset-backed securities                   818         1.3          3,300       6.7         4,915       11.0
  Corporate debt securities              20,760        31.4         23,432      47.9        12,812       28.6
  Equity securities and other             1,274         1.9          1,141       2.3         1,303        2.9
                                     ----------   ----------      ---------   --------     --------   ---------

Total investment securities, AFS        $66,089       100.0%       $48,875     100.0%      $44,808      100.0%
                                     ==========   ==========      =========   ========     ========   =========





Mortgage-Backed and Asset-Backed Securities.
     The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Bank's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. At June 30, 2002, mortgage-backed securities (including CMOs) totaled $19.6 million or 8.9% of total assets, all of which were classified as available for sale. At June 30, 2002, $15.2 million of the mortgage-backed securities were adjustable rate and $4.4 million were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 4.00% to 7.00%, a weighted average yield of 4.02% and a weighted average life (including pre-payment assumptions) of 2.5 years at June 30, 2002. The estimated market value of the Bank's mortgage-backed securities at June 30, 2002 was $19.6 million, which was $204,760 more than cost.

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

     Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the Bank's mortgage-backed securities portfolio. Of the Bank's $19.6 million mortgage-backed securities portfolio at June 30, 2002, $1.4 million with a weighted average yield of 6.08% had contractual maturities within five years, $2.9 million with a weighted average yield of 5.40% had contractual maturities of five to ten years and the remaining $15.3 million with a weighted average yield of 3.57% had contractual maturities more than 10 years. However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Bank of the ability to reinvest cash flows at the increased rates of interest.

     At June 30, 2002, the Bank's portfolio of asset-backed securities totaled $0.8 million, or 0.4% of total assets, all of which were classified as available for sale. At June 30, 2002, all of the asset-backed securities were fixed rate. The portfolio had coupon rates ranging from 6.10% to 6.85%, a weighted average yield of 5.23% and a weighted average life (including prepayment assumptions) of
3.0 years at June 30, 2002. The estimated market value of the Bank's asset-backed securities portfolio at June 30, 2002 was $0.8 million, which was $13,311 more than cost at such date.

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

     Of the Bank's $0.8 million portfolio of asset-backed securities at June 30, 2002, $0.1 million with a weighted average yield of 5.76% had contractual maturities within 5 years, no asset-backed securities held in the portfolio had contractual maturities of 5 to 10 years, and the remaining $0.7 million with a weighted average yield of 5.17% had contractual maturities of more than 10 years.

SOURCES OF FUNDS

General.
     Deposits, repayments and prepayments of loans and securities, proceeds from sales of securities, and proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

Deposits.
     The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, NOW accounts, and money market accounts, certificates of deposit, and noninterest bearing checking accounts. The Bank also offers IRAs.

     At June 30, 2002, deposits totaled $183.7 million. At June 30, 2002, the Bank had a total of $62.6 million in certificates of deposit, of which $49.1 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Deposits are obtained predominantly from the areas in which the Bank's branch offices are located. The Bank relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing, financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio, television, and print media. It generally does not solicit deposits from outside its market area. While the Bank accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates. The Bank does not actively solicit such deposits, as they are more difficult to retain than core deposits. Historically, the Bank has not used brokers to obtain deposits.

     The following table sets forth the deposit activities of the Bank for the periods indicated.














                                          For the Years Ended June 30,
                                       2002            2001         2000
                                     ----------     --------     ---------
(Dollars in thousands)
Opening balance                       $154,192       $133,460     $127,999
Deposits                               664,399        512,785      333,442
Withdrawals                            641,720        496,480      332,441
Interest credited                        6,843          4,427        4,460
Ending balance                         183,714        154,192      133,460
                                     ----------     ---------    ----------
Net increase                           $29,522        $20,732       $5,461
                                     ==========     =========    ==========


Percent increase                         19.15%        15.53%         4.27%


     The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.




                                                                      At June 30,
                                               2002                      2001                     2000
                                       Amount       Percent       Amount      Percent      Amount    Percent
                                     ----------    ---------     -------     -------      --------   -------
(Dollars in thousands)
Transaction and savings deposits
   Demand deposits                      $22,067        12.0%      $18,418      11.9%       $12,344       9.3%
   Savings deposits                      70,825        38.5        57,021      37.0         53,892      40.4
   NOW deposits                          14,294         7.8        11,446       7.4          9,090       6.8
   Money market deposits                 13,883         7.6         9,194       6.0          6,189       4.6
                                     ----------    --------      --------    -------      --------    -------

Total non-certificates of deposit      121,069         65.9%       96,079      62.3         81,515      61.1
                                     ----------    --------      --------    -------      --------    -------


Certificate of deposit
  0.00 - 2.99%                           26,024        14.2           100       0.1            ---       ---
  3.00 - 3.99%                           16,369         8.9           430       0.3             77       0.1
  4.00 - 5.99%                           20,252        11.0        57,583      37.3         51,868      38.8
  6.00 - 7.99%                              ---         ---           ---       ---            ---       ---
  8.00 - and over                           ---         ---           ---       ---            ---       ---
                                     ----------    --------      --------    -------      --------    -------

Total certificates of deposit            62,645        34.1        58,113      37.7         51,945      38.9
                                     ----------    --------      --------    -------      --------    -------


Total deposits                         $183,714       100.0%     $154,192     100.0%      $133,460     100.0%
                                     ==========    ========      ========    =======      ========    =======


     The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit accounts at June 30, 2001.





                                  0.00-         3.00-          4.00-        6.00% or                    Percent of
                                  2.99%         3.99%          5.99%        Greater       Total            Total
                               ----------     ---------     ---------      ---------     --------      -----------
(Dollars in thousands)
Certificates of deposit
Maturity in quarter ended:
  September 30, 2002               $7,319        $2,136        $7,600           $---      $17,055            27.2%
  December 31, 2002                 9,553         3,063         4,398            ---       17,014            27.2
  March 31, 2003                    3,640         2,399         2,734            ---        8,773            14.0
  June 30, 2003                     2,973         1,207         2,103            ---        6,283            10.0
  September 30, 2003                1,741         1,326           462            ---        3,529             5.6
  December 31, 2003                   747         2,220           286            ---        3,253             5.2
  March 31, 2004                       28         1,685           254            ---        1,967             3.2
  June 30, 2004                        23           432           493            ---          948             1.5
  September 30, 2004                  ---           352           242            ---          594             1.0
  December 31, 2004                   ---         1,074           298            ---        1,372             2.2
  March 31, 2005                      ---            36           352            ---          388             0.6
  June 30, 2005                       ---           206           185            ---          391             0.6
  Thereafter                          ---           233           845            ---        1,078             1.7
                               ----------     ---------     ----------     ---------      -------       -----------

  Total                           $26,024       $16,369       $20,252           $---      $62,645           100.0%
                               ==========     =========     ==========     =========     ========       ===========


Percent of total                     41.6%         26.1%         32.3%           ---%       100.0%


Borrowed Funds.
     In the event that the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank ("FHLB"). At June 30, 2002 the Bank had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $8,512,800 with the FHLB. Residential mortgages are pledged by the Bank as collateral to secure the Bank's line of credit and term borrowing. Interest on the line is determined at the time of borrowing. In addition to the overnight line of credit program, the Bank also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. The advances are collateralized by all of the Company's stock and deposits in the FHLB and a general lien on one- to four-family mortgage loans, certain multi-family loans and U.S. Government Agency obligations in an aggregate amount equal up to 133% of outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with policies of the FHLB.

     The following table set forth certain information regarding borrowed funds.

Balance Outstanding at June 30, 2002:


           Amount             Rate               Maturity date
     -------------       ---------------        --------------
       $4,000,000         2.19% - fixed           01/14/2003
        2,500,000         6.82% - fixed           09/02/2004
        2,500,000         6.80% - fixed           10/04/2005
     -------------
       $9,000,000
     =============


Average daily balance outstanding:                     $6,841,096
Maximum amount outstanding during the year             $9,000,000
Weighted average interest rate during the year               5.57%
Weighted average interest at end of year                     4.76%


PERSONNEL

     As of June 30, 2002, the Bank had 74 full-time employees and 12 part-time employees. The Company has no employees who are not also Bank employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.


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

Taxable  Distributions  and  Recapture.
     Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank redeem its common stock pay, dividends or make distributions in excess of earnings and profits.

     At June 30, 2002, the Bank's total federal pre-1988 reserve was approximately $2.1 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made. A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

Minimum Tax.
     The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. For all loss years except those originating in 2001 and 2002, net operating losses can offset no more than 90% of AMTI. For loss years originating in 2001 and 2002, you can offset 100% of AMTI.Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company and the Bank have not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers.
     A financial institution may carry back net operating losses to the preceding Five taxable years and forward to the succeeding 20 taxable years. At June 30, 2002, the Bank had no net operating loss carry forward for federal income tax purposes.

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

State Taxation

New York State Taxation - General.
     The Company and the Bank report income on a combined fiscal year basis to New York State. The New York State franchise tax on banking corporations is imposed in an amount equal to the greater of (a) 8.0% "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) $250. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The Mutual Company files a separate New York State franchise tax return.

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

Net Operating Loss Deductions.
     For New York State franchise tax purposes, the Bank is not entitled to carry back or forward net operating losses ("NOLs") incurred in taxable years ending before January 1, 2001. NOLs incurred in taxable years beginning on or after January 1, 2001 can be carried forward to the succeeding 20 taxable years and carried back to the Five preceeding years, however there is a $10,000 limitation on carry-backs.


Corporate Dividends-Received Deduction.
     Similar to the federal rules, the Company and the Bank file a combined New York State franchise tax report and inter-company dividends will be eliminated. However, the Mutual Company does not own the requisite percentage (generally 80% or more) of the common stock of the Company necessary to file on a combined basis with the Company. As long as the Mutual Company owns more than 50% of the common stock of the Company, it is entitled to a full exclusion from taxation of dividend income related to subsidiary capital. The Mutual Company is entitled to a 50% dividends-received deduction if it owns 50% or less of the common stock of the Company.

                                   REGULATION

General

     The Bank is a New York-chartered savings bank and the FDIC through the BIF insures its deposit accounts up to applicable limits. The Bank is subject to extensive regulation by the New York State Banking Department (the "Department"), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the New York Superintendent of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both the Company and the Mutual Company, as mutual savings and loan holding companies, are subject to regulation by the OTS and are required to file reports with the OTS. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company, or the Mutual Company.

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

     New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Department. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets. Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include, but are not limited to, requirements that (i) certain loans must be approved in advance by a majority of the entire board of directors and the interested party must abstain from participating directly or indirectly in the voting on such loan,
(ii) the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii) the loan must not involve more than a normal risk of repayment or present other unfavorable features.

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

REGULATORY CAPITAL REQUIREMENTS

     The FDIC has adopted risk-based capital guidelines for banks under their supervision. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio". Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

     These guidelines divide Bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

     At June 30, 2002, the Bank exceeded all regulatory capital requirements.

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

ACTIVITES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS

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

     Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of June 30, 2002, the Bank had no securities pursuant to this exception.



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

HOLDING COMPANY REGULATION

GENERALLY.
     Federal law allows a state savings bank, such as the Bank that qualifies as a "Qualified Thrift Lender" discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners' Loan Act (the "HOLA"). Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Company and the Mutual Company have made such election by converting from a Delaware corporation and a New York mutual holding company to a federal corporation and federal mutual holding company, respectively, effective May 15, 2001. The Company and the Mutual Company savings and loan holding companies are within the meaning of HOLA. As such, the Company and the Mutual Company are registered with the OTS and are subject to the OTS regulations, examinations, supervisions and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Company and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Mutual Company are generally not subject to state business organization law.

PERMISSIBLE ACTIVITIES.
     Under the HOLA and OTS regulations and policies, a federal mid-tier holding company such as the Company is permitted to, among other things: (i) own a savings association or savings bank; (ii) acquire a mutual institution; (iii) merge with or acquire another mutual holding company, one of whose subsidiaries is a savings institution; (iv) acquire non-controlling amounts of the stock of savings institutions and savings institution holding companies, subject to certain restrictions; (v) invest in any corporation that a savings association may invest in under federal law or under the law of any state where the savings association has its home office; (vi) furnish or perform management services for a savings institution subsidiary; (vii) hold, manage or liquidate assets owned or acquired from a savings institution subsidiary of such company; (viii) hold or manage properties used or occupied by a savings institution subsidiary of such company; and (ix) act as trustee under deed or trust. In addition, a federal mutual holding company may engage in any other activity that is permissible for bank holding companies under the Bank Holding Company Act, or in which multiple savings and loan companies may engage. Finally, under recently enacted financial modernization legislation, federal mutual holding companies may engage in any activity in which a financial holding company may engage, including maintaining an insurance agency, escrow business and underwriting securities and insurance. Moreover, a federal mutual holding company may engage in the activities of a financial holding company without having to make financial holding company election that is applicable to bank holding companies. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

HOLDING COMPANY REGULATORY CAPITAL REQUIREMENTS.
     The Company, as a mutual savings and loan holding company, does not have any regulatory capital requirements.

Mergers and Acquisitions.
     The Home Owners' Loan Act prohibits a savings and loan holding company, including the Company and Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. The Home Owners' Loan Act also prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, or from acquiring such an institution or company by merger, consolidation, or purchase or its assets, without the prior written approval of the OTS. In evaluating applications by holding companies to acquire other financial institutions, the OTS considers the financial and managerial resources and future prospects of the acquiror and the merging institution, the convenience and needs of the community and competitive factors.

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

WAVIERS OF DIVIDENDS BY THE MUTUAL COMPANY.
     OTS regulations require the Mutual Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such director's fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

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

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. At June 30, 2002, the Bank had $1,121,100 of FHLB stock. The dividend rate from FHLB stock was 3.67% at June 30, 2002. No assurance can be given that such dividends will continue in the future at such levels.

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

ITEM 2. PROPERTIES
------  ----------

     The Bank currently conducts its business through six full-service banking offices. Both the Company and the Bank maintain their executive offices at the Operations Center, 302 Main Street, Catskill, New York. The following table sets forth the Bank's offices as of June 30, 2002. The Bank's current facilities are considered by management to be adequate for the needs of the Bank and the Company in the foreseeable future.


                                               Original                        Net Book Value
                                 Leased          Year         Date of           Of Property or
                                   or         Leased or        Lease             Leasehold
Location                         Owned         Acquired      Expiration          Improvements
-----------------------------------------     ---------     ---------------    ---------------
(Dollars in thousands)
Main Office (1)
Main & Church Streets
Catskill, NY 12414               Owned            1963           ---                    $245

Full Service Branches
Coxsackie Branch
Route 385
West Coxsackie, NY 12051         Owned            1974           ---                    $111

Cairo Branch
Main Street
Cairo, NY 12413                  Owned            1988           ---                    $360

Greeneville Branch
Route 32
Greeneville, NY 12083            Owned            1997           ---                  $1,012

Tannersville Branch
Main Street
Tannersville, NY 12485           Owned            2000           ---                  $1,298

Westerlo Branch
Routes 141 & 143
Westerlo, NY 12193               Leased           2001      November 30, 2005           $100

Operations Center
302 Main Street
Catskill, NY 12414               Owned            1999           ---                    $554

(1)     Includes adjacent parking lot.



ITEM 3. Legal Proceedings
------  -----------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.


ITEM 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year under report.

                                     PART II

ITEM 5. Market for Company's Common Stock and Related Security Holder Matters
------  ---------------------------------------------------------------------

     The "Common Stock and Related Matters" section of the Company's Annual Report to Shareholders is incorporated herein by reference.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
------  ----------------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. Selected Financial Data
------  -----------------------

     The selected financial information for the year ended June 30, 2002 is filed as part of the Company's Annual Report to Shareholders and is incorporated by reference.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------  ----------------------------------------------------------------

         None.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
------  -----------------------------------------------------------------------

     The "Proposal I - Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") is incorporated herein by reference.


ITEM 10. Executive Compensation
-------  ----------------------

          The "Proposal I - Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

          The "Proposal I - Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  Certain Relationships and Related Transactions
-------   -----------------------------------------------

          The "Transactions with Certain Related Persons" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   ----------------------------------------------------------------

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

                  (C)  Consolidated Statements of Operations

                  (D)  Consolidated Statements of Changes in Equity

                  (E)  Consolidated Statements of Cash Flows

                  (F)  Notes to Consolidated Financial Statements

     (a)(2)  Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2002 is not deemed to be filed as part of this report except as expressly provided herein.

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

99.1 Additional Exhibit

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GREENE COUNTY BANCORP, INC.


Date: September 26, 2002                By:
                                            ------------------------------------
                                        /s/J. Bruce Whittaker
                                           President and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:                                                   By:
 ------------------------------                         ------------------------

 /s/Michelle Plummer                                  /s/Walter H. Ingalls
    Chief Financial Officer                              Chairman of the Board

Date:  September 26, 2002                             Date:  September 26, 2002


By:                                                   By:
  -----------------------------                        -------------------------

  /s/Paul Slutzky                                      /s/Raphael Klein
     Director                                              Director

Date:  September 26, 2002                             Date: September 26, 2002


By:                                                   By:
  -----------------------------                        -------------------------

  /s/David H. Jenkins, DVM                            /s/Dennis R. O'Grady
     Director                                            Director

Date:  September 26, 2002                             Date: September 26, 2002


By:
  -----------------------------
 /s/Martin C. Smith
    Director

Date:  September 26, 2002

                     Certification pursuant to Rule 13a-14
               of the Securities Exchange Act of 1934, as Amended,
                             as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, J. Bruce Whittaker, Chief Executive Officer of Greene County Bancorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Greene County Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.


                                                 -------------------------------
Date:  September 26, 2002                         /s/J. Bruce Whittaker

                                                 Chief Executive Officer

                     Certification pursuant to Rule 13a-14
               of the Securities Exchange Act of 1934, as Amended,
                             as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Michelle Plummer, Chief Financial Officer of Greene County Bancorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Greene County Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.




-------------------------                        -------------------------------
Date:  September 26, 2002                        /s/ Michelle Plummer

                                                 Chief Financial Officer

                                   EXHIBIT 13
                          ANNUAL REPORT TO SHAREHOLDERS

                                   EXHIBIT 21

                           SUBSIDIARIES OF THE COMPANY




Company                                                Percent Owned


The Bank of Greene County                            100.0% owned by the Company

                                   EXHIBIT 23
                               CONSENT OF EXPERTS

                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-51538) of Greene County Bancorp, Inc. of our report dated July 26, 2002 relating to the financial statements of Greene County Bancorp, Inc., which appears in the Annual Report to Shareholders, which is included in this Form 10-KSB.

PricewaterhouseCoopers LLP
/s/

Albany, New York
September 26, 2002

                                  EXHIBIT 99.1


      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      ---------------------------------------------------------------------



J. Bruce Whittaker, Chief Executive Officer and President and Michelle Plummer, Chief Financial Officer and Treasurer of Greene County Bancorp, Inc. (the "Company") each certify in his/her capacity as an officer of the Company that he has reviewed the annual report on Form 10-KSB for the fiscal year ended June 30, 2002 and that to the best of his/her knowledge:


(1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  September 26, 2002                                  J. Bruce Whittaker,
                                                      -------------------------

                                                         Chief Executive Officer
                                                                   and President


Date:  September 26, 2002                                  Michelle Plummer,
                                                      --------------------------

                                                         Chief Financial Officer
                                                                   and Treasurer