Form 10QSB
period 2002-09-30
GREENE COUNTY BANCORP INC
filed 2002-11-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

              [x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                                       OF
                      15(d) OF THE SECURITIES EXCHANGE ACT


                           GREENE COUNTY BANCORP, INC.

        (Exact name of small business issuer as specified in its charter)

                         Commission file number 0-25165



United States                                                         14-1809721
(State or other jurisdiction            (I.R.S. Employer  Identification Number)
of incorporation or organization)


302 Main Street, Catskill, New York                                       12414
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

Yes:       X                  No:

As of November 14, 2002, the registrant had 2,152,835 shares of common stock issued at $ .10 par value, and 2,025,535 were outstanding.

Transitional Small Business Disclosure
Format:  Yes:                                 No:       X

                           GREENE COUNTY BANCORP, INC.


INDEX

PART I.       FINANCIAL INFORMATION
                                                                                                  Page
     Item 1.  Financial Statements
              *   Consolidated Statements of Financial Condition                                   3
              *   Consolidated Statements of Income                                                4
              *   Consolidated Statements of Comprehensive Income                                  5
              *   Consolidated Statements of Changes in Shareholders' Equity                       6
              *   Consolidated Statements of Cash Flows                                            7
              *   Notes to Consolidated Financial Statements                                     8-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of  Operations                                              9-18

     Item 3.  Controls and Procedures                                                             18

PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                                                   19

  Item 2.     Changes in Securities and Use of Proceeds                                           19

  Item 3.     Defaults Upon Senior Securities                                                     19

  Item 4.     Submission of Matters to a Vote of Security Holders                                 19

  Item 5.     Other Information                                                                   19

  Item 6.     Exhibits and Reports on Form 8-K                                                    19

              Signatures                                                                       20-24


                           Greene County Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                   As of September 30, 2002 and June 30, 2002

                                                                                  September 30, 2002          June 30, 2002
                                                                                      (Unaudited)
ASSETS
Cash and due from banks                                                                $7,329,750              $7,408,150
Federal funds sold                                                                     11,829,264              10,423,871
                                                                                ----------------------      ----------------
    Total cash and cash equivalents                                                    19,159,014              17,832,021

Investment securities, at fair value                                                   72,601,889              66,088,530
Federal Home Loan Bank stock, at cost                                                   1,121,100               1,121,100

Loans                                                                                 131,844,626             129,727,150
Less: Allowance for loan losses                                                        (1,085,701)             (1,068,734)
      Unearned origination fees and costs, net                                           (273,113)               (285,132)
                                                                                ----------------------      ----------------
    Net loans receivable                                                              130,485,812             128,373,284

Premises and equipment                                                                  4,919,460               4,963,621
Accrued interest receivable                                                             1,526,042               1,452,104
Prepaid expenses and other assets                                                         220,670                 296,691
Other real estate owned                                                                       ---                  30,229

               Total assets                                                     ----------------------      --------------
                                                                                     $230,033,987            $220,157,580
                                                                                ======================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                                         $21,699,930             $22,067,347
Interest bearing deposits                                                             170,424,180             161,646,281
                                                                                -----------------------      ----------------
              Total deposits                                                          192,124,110             183,713,628

Borrowings from FHLB                                                                    9,000,000               9,000,000
Accrued expenses and other liabilities                                                  1,470,337                 911,959
Accrued income taxes                                                                      198,226                 131,287
                                                                                -----------------------      ----------------
                Total liabilities                                                     202,792,673             193,756,874

Shareholders' equity
Preferred stock,
    Authorized 1,000,000 at September 30, and June 30, 2002;                                  ---                     ---
Common stock, par value $.10 per share;
    Authorized: 12,000,000 at September 30, and June 30, 2002;
    Issued: 2,152,835 at September 30, and June 30, 2002;
    Outstanding: 2,025,535 at September 30, 2002;
                        2,024,835 at June 30, 2002                                        215,284                 215,284
Additional paid-in capital                                                             10,095,835              10,084,621
Retained earnings                                                                      17,519,132              17,164,403
Accumulated other comprehensive income                                                  1,315,071                 880,401
Less: Treasury stock, 127,300 at September 30, 2002;
      128,000 at June 30,  2002,  shares at cost                                       (1,364,023)             (1,371,527)
cost
      Unearned stock-based compensation                                                  (142,537)               (156,791)
      Unearned ESOP shares 49,972 at September 30, 2002;
                           and June 30, 2002, shares at cost                             (397,448)               (415,685)
                                                                                ----------------------      ----------------

               Total shareholders' equity                                              27,241,314              26,400,706

                                                                                ----------------------      ----------------
               Total liabilities and shareholders' equity                            $230,033,987            $220,157,580
                                                                                ======================      ================

See notes to consolidated financial statements.

                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                      2002                      2001
Interest income:
    Loans                                                                          $2,399,907                $2,187,944
    Investment securities                                                             484,893                   544,209
    Mortgage-backed securities                                                        244,250                   103,668
    Tax free securities                                                               101,771                   101,783
    Interest bearing deposits and federal funds sold                                   65,011                   143,278
                                                                                -----------------         ---------------
Total interest income                                                               3,295,832                 3,080,882

Interest expense:
    Interest on deposits                                                            1,060,039                 1,255,590
    Interest on borrowings                                                            107,905                    85,825
                                                                                -----------------         ---------------
Total interest expense                                                              1,167,944                 1,341,415

Net interest income                                                                 2,127,888                 1,739,467

Less: Provision for loan losses                                                           ---                    30,000

                                                                                -----------------         ---------------

Net interest income after provision for loan losses                                 2,127,888                 1,709,467

                                                                                -----------------         ---------------

Noninterest income:
    Service charges on deposit accounts                                               399,601                   186,525
    Other operating income                                                            263,191                   165,772
                                                                                -----------------         ---------------
Total noninterest income                                                              662,792                   352,297

Noninterest expense:
    Salaries and employee benefits                                                    883,684                   791,901
    Occupancy expense                                                                  98,778                    82,967
    Equipment and furniture expense                                                   140,979                   110,212
    Service and data processing fees                                                  179,203                   152,654
    Office supplies                                                                    28,455                    40,069
    Other                                                                             549,974                   411,007

                                                                                -----------------         ---------------
Total noninterest expense                                                           1,881,073                 1,588,810

Income before provision for income taxes                                              909,907                   472,954

Provision for income taxes                                                            268,500                   129,000

                                                                                -----------------         ---------------

Net income                                                                           $641,107                  $343,954

                                                                                =================         ===============
Basic EPS                                                                               $0.32                     $0.17
Basic shares outstanding                                                            1,976,296                 1,973,879

Diluted EPS                                                                             $0.32                     $0.17
Diluted average shares outstanding                                                  2,028,691                 2,018,551

See notes to consolidated financial statements.



                           Greene County Bancorp, Inc.
                 Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)



                                                                                       2002                     2001
Net income                                                                           $641,107                  $343,954

Other comprehensive income:

Unrealized holding gain arising during the three months ended September 30, 2002 and 2001, net of tax expense
  of ($289,781) and ($304,012), respectively.                                         434,670                   456,019
                                                                                ----------------------       ------------

Total other comprehensive income                                                      434,670                   456,019

                                                                                ----------------------      -------------

Comprehensive income                                                               $1,075,777                  $799,973
                                                                                ======================      =============




See notes to consolidated financial statements.

                           Greene County Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
             For the Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                     Accumulated
                                      Additional                        Other
                        Capital       Paid - In        Retained     Comprehensive
                         Stock         Capital         Earnings         Income
Balance at
June 30, 2001            $215,284       $10,188,573    $15,993,025      $499,022


ESOP shares earned                            4,435


Stock-based
compensation
earned

Treasury stock
purchased

Dividends paid                                            (230,807)

Net income                                                 343,954

Change in unrealized
gain, net                                                                456,019


                       ----------- ----------------- -------------- --------------
Balance at
September 30, 2001       $215,284       $10,193,008    $16,106,172      $955,041
                       =========== ================= ============== ==============


Balance at
June 30, 2002            $215,284       $10,084,621    $17,164,403      $880,401



ESOP shares earned                           13,206

Stock-based
compensation
earned

Options exercised                            (1,992)

Dividends paid                                            (286,378)

Net income
                                                           641,107
Change in unrealized
gain,  net                                                               434,670


                       ----------- ----------------- -------------- --------------
Balance at
September 30, 2002       $215,284       $10,095,835    $17,519,132    $1,315,071
                       =========== ================= ============== ==============

                         Unearned                      Unearned            Total
                       Stock-based      Treasury         ESOP         Shareholders'
                       Compensation       Stock         Shares            Equity

Balance at
June 30, 2001           ($229,753)      ($1,075,923)     ($496,638)  $25,093,590


ESOP shares earned                                          21,358        25,793


Stock-based
compensation
earned                     15,317                                         15,317

Treasury stock
purchased                                  (373,515)                    (373,515)

Dividends paid                                                           (230,807)

Net income                                                               343,954

Change in unrealized
gain, net                                                                456,019


                     ------------ -----------------  -------------   -------------
Balance at
September 30, 2001      ($214,436)      ($1,449,438)     ($475,280)  $25,330,351
                     ============ =================  =============   =============


Balance at
June 30, 2002           ($156,791)      ($1,371,527)     ($415,685)  $26,400,706



ESOP shares earned                                          18,237        31,443

Stock-based
compensation
earned                                       14,254                       14,254

Options exercised                             7,504                        5,512

Dividends paid                                                          (286,378)

Net income                                                               641,107

Change in unrealized
gain,  net                                                               434,670


                      -----------  ---------------- --------------   -------------
Balance at
September 30, 2002      ($142,537)      ($1,364,023)     ($397,448)  $27,241,314
                      ===========   ===============  =============   =============

See notes to consolidated financial statements.



                           Greene County Bancorp, Inc.
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                       2002                    2001
Cash flows from operating activities:
Net Income                                                                           $641,107                $343,954
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                                     134,800                 108,675
     Net amortization (accretion) of premiums (discounts)                             (65,716)                 33,881
     Provision for loan losses                                                          ---                    30,000
     ESOP and other stock-based compensation earned                                    45,697                  36,675
     Gain on sale of other real estate                                                (59,770)                  ---
     Net increase in accrued income taxes                                              66,939                 129,193
     Net (increase) decrease in accrued interest receivable                           (73,938)                 23,993
     Net decrease (increase) in prepaid and other assets                               76,021                 (42,293)
     Net increase (decrease) in other liabilities                                     268,597                 102,231
                                                                                -------------             ------------

          Net cash provided by operating activities                                 1,033,737                 766,309

Cash flows from investing activities:
     Proceeds from maturities of securities                                         5,009,854               2,420,123
     Purchases of securities and other investments                                 (1,605,169)               (269,304)
     Principal payments on securities                                                 370,542                 819,459
     Principal payments on mortgage-backed securities                               1,735,597               1,135,427
     Purchases of mortgage-backed securities                                      (11,234,018)             (3,141,191)
     Net increase in loans receivable                                              (2,112,528)             (6,007,461)
     Proceeds from the sale of other real estate                                       90,000                    ---
     Purchases of premises and equipment                                              (90,639)                (50,943)
                                                                                --------------            ------------

          Net cash used in investing activities                                    (7,836,361)             (5,093,890)

Cash flows from financing activities:
     Dividends paid                                                                  (286,378)               (230,807)
     Purchase of treasury stock                                                           ---                (373,515)
     Proceeds from issuance of stock options                                            5,512                     ---
     Net increase (decrease) in deposits                                            8,410,483               5,461,444
                                                                                -------------             -----------

          Net cash provided by financing activities                                 8,129,617               4,857,122

Net increase in cash and cash equivalents                                           1,326,993                 529,541

Cash and cash equivalents at beginning of period                                   17,832,021              18,804,358
                                                                                -------------             -----------


Cash and cash equivalents at end of period                                        $19,159,014             $19,333,899
                                                                                =============             ===========

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Financial Statements
As of and for the Three Months Ended September 30, 2002 and 2001


(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Bank of Greene County (the "Bank"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year's consolidated financial statements have been reclassified whenever necessary to conform to the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2003.

The Company's critical accounting policy relates to the allowance for loan losses (the "Allowance"). It is based on management's opinion of an amount that is intended to absorb losses in the existing portfolio. The allowance for loan losses is established through a provision for loss based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for the allowance for loan losses. However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

(3)      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term related to the determination of the allowance for loan losses and valuation of other real estate owned ("OREO").

While management uses available information to recognize losses on loans and OREO future additions to the Allowance, or OREO write-downs, may be necessary based on changes in economic conditions, asset quality or other factors. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Company's Allowance and the carrying value of OREO and other assets. Such authorities may require the Company to recognize additions to the Allowance and/or write down the carrying value of OREO or other assets based on their judgments of information available to them at the time of their examination.

(4)      Earnings Per Share

Basic earnings per share ("EPS") on common stock are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive instruments (such as stock options and unvested restricted stock) issued became vested, (and in the case of stock options) exercised during the period. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.




                                                         Weighted Average
                                                         Number of Shares

Three Months Ended                   Net Income           Outstanding         Earnings Per Share
September 30, 2002:                   $641,107
   Basic EPS                                               1,976,296               $0.32
   Diluted EPS                                             2,028,691               $0.32


September 30, 2001:                   $343,954
   Basic EPS                                               1,973,879               $0.17
   Diluted EPS                                             2,018,551               $0.17



(5)      Dividends

The Board of Directors approved a semi-annual $0.32 per share cash dividend on July 19, 2002, for shareholders of record August 15, 2002, payable September 1, 2002. The dividend reflected an annual cash dividend rate of $0.64 per share, which represents an increase from the previous annual cash dividend rate of $0.56 per share. The increase in the dividend paid out is a result of improved earnings as well as the waiver of such dividends by Greene County Bancorp, MHC, the Company's mutual holding company.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets", which requires acquired intangible assets (other than goodwill) to be amortized over their useful economic lives, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the statement. The adoption of this statement in fiscal 2003 is expected to have no impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred. Under EITF Issue No. 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. In addition, Statement No. 146 establishes that the objective for the initial measurement of the liability is fair value. Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact the adoption of this statement will have on its financial statements but does not believe it will be material.

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


Comparison of Financial Condition as of September 30, 2002 and June 30, 2002

ASSETS

Total assets increased to $230.0 million at September 30, 2002 from $220.2 million at June 30, 2002, an increase of $9.8 million, or 4.5%. Growth was most significant in the cash and investments portfolios as well as to a lesser extent in the loan portfolio. Deposit growth funded the asset growth and appeared to be the result of continued reduced investment in the equity markets. Investors appeared to continue to be conservative in their investment options.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $19.2 million at September 30, 2002 from $17.8 million at June 30, 2002, an increase of $1.4 million, or 7.9%. The increase occurred primarily in federal funds sold and was a result of continued deposit inflows. Each year at the end of September, the Bank has significant cash needs for escrow payments to various localities and municipalities as well as Christmas Club payouts. The Bank typically has a deposit outflow at the end of September and beginning of October of each year.

INVESTMENT SECURITIES

Investment securities increased to $72.6 million at September 30, 2002 as compared to $66.1 million at June 30, 2002, an increase of $6.5 million, or 9.8%. During the quarter ended September 30, 2002, the investment portfolio shifted toward mortgage-backed securities and state and political subdivision securities representing 34.8% and 14.5% of the portfolio, respectively, at
September 30, 2002 as compared to 29.6% and 13.3% of the portfolio, respectively, at June 30, 2002. A shift away from corporate debt securities as a percentage of the total portfolio occurred between June 30, 2002 and September 30, 2002. Due to the potential credit problems of some corporations the Company has focused more heavily on debt with some form of guarantee such as a U.S. agency guarantee. The Company has also shifted the portfolio toward more adjustable rate securities than in the past in an effort to provide some future interest rate risk protection in a rising rate environment. Investment securities represent 31.6% of total assets at September 30, 2002 as compared to 30.0% at June 30, 2002. The shift is partially a result of loan demand being slightly lower than inflows of deposits.


(Rounded to nearest thousand)           Market value at      Percentage       Market value at      Percentage
                                        Sept. 30, 2002     of portfolio      June 30, 2002       of portfolio

(Rounded to nearest thousand)
U.S. government agencies                       $15,045           20.7%              $14,862           22.5%
State and political subdivisions                10,510           14.5                 8,811           13.3
Mortgage-backed securities                      25,288           34.8                19,564           29.6
Asset-backed securities                            467            0.6                   818            1.3
Corporate debt securities                       20,024           27.6                20,760           31.4

                                      ----------------- -----------------  ----------------  ---------------
Total debt securities                           71,334           98.2                64,815           98.1

Equity securities and other                      1,268            1.8                 1,274            1.9


                                      ----------------- -----------------  ----------------  ---------------
Total available-for-sale securities            $72,602          100.0%              $66,089          100.0%
                                      ================= =================  ================  ===============



LOANS

Net loans receivable increased to $130.5 million at September 30, 2002 from $128.4 million at June 30, 2002, an increase of $2.1 million, or 1.6%. The continued low interest rate environment and strong customer satisfaction from personal service has continued to enhance loan growth. Commercial real estate mortgages increased $1.2 million, or 13.6%, to $10.0 million at September 30, 2002 as compared to $8.8 million at June 30, 2002. The slight decreases in residential real estate mortgages and installment loans were the result of principal pay-down in excess of net new loan balances. The extraordinary loan demand experienced during fiscal 2002 appears to have slowed slightly during the first fiscal quarter ended September 30, 2002.



(Rounded to nearest thousand)                              At         Percentage          At             Percentage
                                                    Sept. 30, 2002   of portfolio     June 30, 2002    of portfolio

Real estate mortgages
   Residential                                          $103,140            78.2%        $103,494           79.8%
   Commercial                                             10,007             7.6            8,764            6.8
Home equity loans                                          7,612             5.8            6,957            5.4
Commercial loans                                           5,153             3.9            4,356            3.3
Installment loans                                          5,393             4.1            5,611            4.3
Passbook loans                                               540             0.4              545            0.4

                                                   --------------  --------------    -------------      ------------
Total loans                                             $131,845           100.0%        $129,727          100.0%
Less: Allowance for loan losses                           (1,086)                          (1,069)
      Unearned origination fees and costs, net              (273)                            (285)


                                                  --------------                     -------------
Net loans receivable                                    $130,486                         $128,373
                                                  ==============                     =============





ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of OREO. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. During the fiscal year ended June 30, 2002, and the quarter ended September 30, 2002 the level of provision was affected by the growth of the loan portfolio and composition of the portfolio shifting to more commercial loans. These types of loans generally possess a higher degree of credit risk than traditional one-to-four family residential mortgage loans. Management also implemented improved procedures for pursuing delinquent and previously charged-off accounts during fiscal year 2002, which appears to have helped reduce the effect of credit quality deterioration due to current economic weakness in the overall economy. Any increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on our results of operations and financial condition.


                                                             Three months ended        Three months ended

                                                              September 30, 2002       September 30, 2001

Balance at the beginning of the period                                $1,068,734                $886,081
Charge-offs:
     Commercial real estate mortgage loans                                  ---                      ---
      Home equity                                                           ---                    2,380
     Installment loans to individuals                                     12,396                  12,413

                                                                ----------------            -----------------
Total loans charged off                                                   12,396                  14,793

Recoveries:
     Commercial loans                                                     24,093                     ---
     Installment loans to individuals                                      5,270                   2,191

                                                                ----------------            -----------------
Total recoveries                                                          29,363                   2,191


                                                                ----------------            -----------------
Net (recoveries) charge-offs                                             (16,967)                 12,602

Provisions charged to operations                                            ---                   30,000

                                                                ----------------            -----------------
Balance at the end of the period                                      $1,085,701                $903,479

                                                                ================             =================

Ratio of net charge-offs to average loans outstanding                      (0.01%)                  0.01%
Ratio of net charge-offs to nonperforming assets                           (4.38%)                  1.88%
Allowance for loan loss to nonperforming loans                            280.16%                 140.84%
Allowance for loan loss to net loans receivable                             0.83%                   0.78%





Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered nonperforming. The Bank had no accruing loans delinquent more than 90 days at September 30, 2002 or June 30, 2002.

Analysis of Nonaccrual Loans and Nonperforming Assets


                                                                At September 30, 2002       At June 30, 2002

Nonaccruing loans:
  Real estate mortgage loans:
      Residential mortgages loans (one- to four-family)                 $303,682                     $313,981
      Commercial mortgage loans                                              ---                         ---
   Home equity                                                            70,003                         ---
   Installment loans to individuals                                       13,849                       18,886
                                                                     -----------                 ------------


Total nonaccruing loans                                                  387,534                      332,867

Real Estate Owned:
   Commercial mortgage loans                                                 ---                       30,229
                                                                     -----------                 ------------

Total real estate owned                                                      ---                       30,229
                                                                     -----------                 ------------


Total nonperforming assets                                              $387,534                     $363,096
                                                                     ===========                 ============

Total nonperforming assets
   as a percentage of total assets                                          0.17%                        0.16%

Total nonperforming loans to net loans receivable                           0.29%                        0.26%


DEPOSITS

Total deposits increased to $192.1 million at September 30, 2002 from $183.7 million at June 30, 2002, an increase of $8.4 million, or 4.6%. Money market accounts experienced the most significant growth between June 30, 2002, and September 30, 2002, increasing $3.6 million, or 25.9%, to $17.5 million at September 30, 2002 from $13.9 million at June 30, 2002. Due to the continued poor returns in the equity market and doubt about the credibility of corporate America, investors appear to continue to prefer to invest their funds in safer, more liquid accounts such as money market deposits and savings deposits. Savings deposits increased to $73.1 million at September 30, 2002 as compared to $70.8 million at June 30, 2002, an increase of $2.3 million, or 3.2%. The conservative nature of current consumers also has led them to more heavily weight their portfolios with certificates of the deposit despite lower interest rates. Certificates of deposit increased to $65.3 million at September 30, 2002 as compared to $62.6 million at June 30, 2002, an increase of $2.7 million, or 4.3%. Noninterest bearing deposits decreased slightly to $21.7 million at September 30, 2002 as compared to $22.1 million at June 30, 2002, a decrease of $0.4 million, or 1.8%. The decrease occurred in personnel checking accounts and can be attributed to the payment of local property taxes. This type of decrease is typical at the end of September of each year.


                                          At           Percentage          At          Percentage
                                  September 30, 2002  of portfolio    June 30, 2002        of
                                                                                        portfolio
(Rounded to nearest thousand)
Noninterest bearing deposits              $21,700            11.3%       $22,067            12.0%
Certificates of deposit                    65,259            34.0         62,645            34.1
Savings deposits                           73,114            38.0         70,825            38.5
Money market deposits                      17,483             9.1         13,883             7.6
NOW deposits                               14,568             7.6         14,294             7.8

                                  -----------------   ------------ -------------      ----------
Total deposits                           $192,124          100.0%       $183,714           100.0%
                                  =================   ============ =============      ===========







BORROWINGS

There was no change in the borrowings from the Federal Home Loan Bank between June 30, 2002 and September 30, 2002.

At September 30, 2002 and June 30, 2002, the Bank had the following borrowings:

           Amount            Rate                Maturity Date
       $4,000,000        2.19% -Fixed              1/14/2003
        2,500,000        6.82% -Fixed             09/02/2004
        2,500,000        6.80% -Fixed             10/04/2005
------------------
       $9,000,000
==================



ACCRUED EXPENSES AND OTHER LIABILITIES

At September 30, 2002, accrued expenses and other liabilities amounted to approximately $1.5 million as compared to $0.9 million at June 30, 2002, an increase of $0.6 million. The increase was primarily due to increased deferred taxes associated with unrealized gains on available-for-sale securities.

EQUITY

The primary changes in equity included changes in retained earnings and accumulated comprehensive income. Retained earnings was affected by net income of $641,107 and partially offset by dividends paid of $286,378. Treasury stock decreased by $7,504 due to the exercise of 700 options under the 2000 Stock Option Plan reducing the number of shares held in treasury to 127,300. Unrealized gains associated with investment securities caused accumulated other comprehensive income to increase by approximately $435,000. The change in accumulated other comprehensive income was a result of the change in the equity portion of marking to market the available-for-sale investment portfolio. The remaining changes in equity are due to amortization of compensation expense associated with the Employee Stock Ownership Plan ("ESOP") and stock-based compensation expense associated with the Management Recognition and Retention Plan.


           Comparison of Operating Results for the Three Months Ended
                           September 30, 2002 and 2001

INTEREST INCOME

Total interest income increased to $3.3 million for the quarter ended September 30, 2002 as compared to $3.1 million for the quarter ended September 30, 2001, an increase of $0.2 million, or 6.5%. Interest income on loans increased to $2.4 million for the quarter ended September 30, 2002 as compared to $2.2 million for the quarter ended September 30, 2001. The increase was primarily due to an increase in average loans outstanding to $130.0 million for the quarter ended September 30, 2002 as compared to $114.4 million for the quarter ended September 30, 2001, an increase of $15.6 million. However, this increase in average balance was partially offset by a decrease of 26 basis points in the average yield on such loans. The average yield on loans was 7.39% for the quarter ended September 30, 2002 as compared to 7.65% for the quarter ended September 30, 2001. Interest earned on federal funds and interest bearing balances decreased $78,000 to $65,000 for the quarter ended September 30,2002 as compared to $143,000 for the quarter ended September 30, 2001. The decrease was a result of both a lower average balance in federal funds and lower interest rate. The average federal funds balance decreased $4.9 million to $11.8 for the quarter ended September 30, 2002 as compared to $16.7 million for the quarter ended September 30, 2001. The average yield on such federal funds decreased 124 basis points from 3.31% for the quarter ended September 30, 2002 to 2.07% for the quarter ended September 30, 2002. Increases in average balance of total investment securities, including tax-free and mortgage-backed securities, offset a decrease in average yield on such investments. The average balance of total investment securities for the quarter ended September 30, 2002 was $71.8 million as compared to $48.0 million for the quarter ended September 30, 2001, an increase of $23.8 million. However, the average rate on such investments decreased 156 basis points to 4.59% for the quarter ended September 30, 2002 as compared to 6.15% for the quarter ended September 30, 2001. The overall lower interest rate environment had a significant impact on the level of interest income.

INTEREST EXPENSE

Total interest expense amounted to $1.2 million for the quarter ended September 30, 2002, as compared to $1.3 million for the quarter ended September 30, 2001, a decrease of $0.1 million, or 7.7%. Interest expense on deposits decreased $0.2 million or 15.4%, to $1.1 million for the quarter ended September 30, 2002, as compared to $1.3 million for the quarter ended September 30, 2001. Average deposits increased $32.6 million or 20.4% to $192.1 million for the quarter ended September 30, 2002 as compared to $159.5 million for the quarter ended September 30, 2001. The average rate for the three-month period ended September 30, 2002 amounted to 2.21% as compared to 3.15% for the three-month period ended September 30, 2001, a decrease of 94 basis points. The decrease in average rate was also the result of a lower interest rate environment for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

Interest expense on borrowings amounted to $108,000 for the quarter ended September 30, 2002, and $86,000 for the quarter ended September 30, 2001, an increase of $22,000 or 25.6%. The average rate on such borrowings decreased 207 basis points to 4.80% for the quarter ended September 30, 2002 as compared to 6.87% for the quarter ended September 30, 2001. However, the average balance of such borrowings increased $4.0 million to $9.0 million for the quarter ended September 30, 2002 as compared to $5.0 million for the quarter ended September 30, 2001.

NET INTEREST INCOME

Net interest income, a function of interest income and interest expense, increased to $2.1 million for the quarter ended September 30, 2002 as compared to $1.7 million for the quarter ended September 30, 2001, an increase of $0.4 million, or 23.5%. As a result of changes in interest-earning assets and interest-bearing liabilities, as well as changes in the yield and rate on such assets and liabilities, net interest spread increased to 3.81% for the three-month period ended September 30, 2002 as compared to 3.56% for the three-month period ended September 30, 2001, an improvement of 25 basis points. Also, net interest margin increased to 3.96% for the three-month period ended September 30, 2002 as compared to 3.85% for the three-month period ended September 30, 2001, an improvement of 11 basis points. The improvement in net interest income contributed to the overall improvement in net income. In a rising rate environment net interest margin and spread would be more likely to shrink than in a declining rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan loss is the method for maintaining the allowance for loan losses. The provision for loan losses for the quarter ended September 30, 2002 was zero as compared to $30,000 for the quarter ended September 30, 2001. There were several factors contributing to a decrease in the provision during the quarter ended September 30, 2002, including the receipt of a large recovery of a portion of a previously charged-off loan, the continued low level of nonaccrual loans and delinquent assets relative to the size of the loan portfolio, and the relatively low level of charge-offs experienced during the last several quarters.

NONINTEREST INCOME

Total noninterest income amounted to $663,000 for the quarter ended September 30, 2002 as compared to $352,000 for the quarter ended September 30, 2001, an increase of $311,000, or 88.4%. Service charges on deposit accounts amounted to $400,000 for the quarter ended September 30, 2002 as compared to $187,000 for the quarter ended September 30, 2001, an increase of $213,000, or 113.9%. The primary item contributing to these service charges was the introduction of the Carefree Overdraft Privilege program which was initiated during October 2001 and has proven to be well liked by customers of the Bank. The same fee that would apply to a check drawn on insufficient funds or an uncollected item is charged when the overdraft privilege is used; however, in this case the customers' check is not returned, but paid and the fee is collected. The increase in the overall volume of deposit accounts also contributed to the increase in charges on such accounts for items such as a monthly service charge on accounts which fall below certain minimum balance levels. Other operating income increased to $263,000 for the quarter ended September 30, 2002 as compared to $166,000 for the quarter ended September 30, 2001, an increase of $97,000, or 58.4%. The most significant factor contributing to the increase in other operating income was profit on the sale of REO properties which amounted to approximately $67,000. The Bank continues to have success in its marketing of merchant credit card processing and upgrading checking account products for existing customers which enhances the profit margin on such checking products.

NONINTEREST EXPENSE

Noninterest expense increased to $1,881,000 for the quarter ended September 30, 2002 from $1,589,000 for the quarter ended September 30, 2001, an increase of $292,000, or 18.4%. The increase in salaries and employee benefits was a result of annual salary increases, increased expenses associated with medical benefits and retirement plans as well as some additional staffing. The increase in occupancy expense of approximately $16,000 was primarily due to routine repairs and maintenance conducted at several branches. A portion of the increase in equipment and furniture was attributed to this routine maintenance. The increase in service and data processing fees was primarily a result of an increase in the volume of loan and deposit accounts. The decrease in office supplies was largely based on needed supplies. Other noninterest expense items which contributed to the increase of $139,000 included a commission of $62,000 paid to the consultant which helped coordinate the kick-off of the overdraft privilege program, additional advertising associated with several programs the Bank is promoting and additional or increased computer licensing fees and other computer security expenses. Some expenses have increased as a result of the overdraft privilege program including the charge-off of uncollected balances on overdrawn accounts.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. Income taxes amounted to $268,500 for the quarter ended September 30, 2002 and $129,000 for the quarter ended September 30, 2001, an increase of $139,500, or 108.1%. The effective tax rate increased to 29.5% for the quarter ended September 30, 2002, as compared to 27.3% for the quarter ended September 30, 2001 in anticipation of the effective rate required for the fiscal year ending June 30, 2003. A major reason for the change in effective rate was due to the expected decrease in the percentage of total income that municipal securities and other tax free investments are expected to contribute to total income during the current fiscal year.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 (c ) and 15d-14( c )) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

Item 4. Market Risk

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

During the last year the declining market interest rate environment has helped to improve the net interest spread and margin; however, an increasing market interest rate environment will have the reverse effect.

Mortgage loan commitments totaled $3.8 million at September 30, 2002. The unused portion of overdraft lines of credit amounted to $0.8 million, the unused portion of home equity lines of credit amounted to $1.5 million, and the unused portion of commercial lines of credit amounted to $1.9 million at September 30, 2002. The Company anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio.

The Bank met all regulatory capital requirements at September 30, 2002 and 2001. Consolidated shareholders' equity represented 11.8% of total assets at September 30, 2002 and 12.0% of total assets of June 30, 2002.


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

             Item 3.     Defaults Upon Senior Securities
                          Not applicable

             Item 4.     Submission of Matters to a Vote of Security Holders
                          Not applicable

             Item 5.     Other Information
                          Not applicable

             Item 6.     Exhibits and Reports on Form 8-K






(a)       Exhibits
                         Exhibit 99.1 - Written Statement of Chief Executive Officer furnished pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S.C. Section 1350.

                         Exhibit 99.2 - Written Statement of Chief Financial Officer
                         furnished pursuant to Section 906 of the Sarbanes-Oxley Act of
                         2002, 18 U.S.C. Section 1350.

 (b)                     No Form 8-K reports were filed during the quarter ended
                         September 30, 2002.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Greene County Bancorp, Inc.

Date:  November 14, 2002

By: /s/ J. Bruce Whittaker



J. Bruce Whittaker
President and Chief Executive Officer





Date:  November 14, 2002

By: /s/ Michelle Plummer



Michelle Plummer
Chief Financial Officer and Treasurer


                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, J. Bruce Whittaker, President and Chief Executive Officer, certify that:
1.   I have  reviewed  this  quarterly  report on Form  10-QSB of Greene  County
     Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such  disclosure  controls and  procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                                  /s/ J. Bruce Whittaker

                                           President and Chief Executive Officer



                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Michelle Plummer, Chief Financial Officer and Treasurer, certify that:
1.   I have  reviewed  this  quarterly  report on Form  10-QSB of Greene  County
     Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such  disclosure  controls and  procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                                    /s/ Michelle Plummer

                                           Chief Financial Officer and Treasurer


                                  EXHIBIT 99.1

     STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C SECTION 1350

     The undersigned, J. Bruce Whittaker, is the President and Chief Executive Officer of Greene County Bancorp, Inc. (the "Company").

     This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report").

     By execution of this statement, I certify that:

     A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and


     B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

     This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.


November 14, 2002                                         /s/ J. Bruce Whittaker
Dated                                                         J. Bruce Whittaker

                                  EXHIBIT 99.1

     STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C SECTION 1350

     The undersigned, Michelle Plummer, is the Chief Financial Officer and Treasurer of Greene County Bancorp, Inc. (the "Company").

     This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report").

     By execution of this statement, I certify that:

     A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and


     B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

     This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.


November 14, 2002                                          /s/ Michelle Plummer
Dated                                                          Michelle Plummer