Form 10-Q
period 2002-12-31
GREENE COUNTY BANCORP INC
filed 2003-02-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

        [x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                                       AND
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

Yes:     X                                                No:

As of February 13, 2003, the registrant had 2,152,835 shares of common stock issued at $ .10 par value, and 2,026,723 were outstanding.

Transitional Small Business Disclosure
Format:  Yes:                          No:       X


                           GREENE COUNTY BANCORP, INC.

INDEX


PART I.  FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements
           * Consolidated Statements of Financial Condition                    3
           * Consolidated Statements of Income                               4-5
           * Consolidated Statements of Comprehensive Income                   6
           * Consolidated Statements of Changes in Shareholders' Equity        7
           * Consolidated Statements of Cash Flows                             8
           * Notes to Consolidated Financial Statements                     9-12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12-20


Item 3.  Controls and Procedures                                           21-22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23

Item 2.  Changes in Securities and Use of Proceeds                            23

Item 3.  Defaults Upon Senior Securities                                      23

Item 4.  Submission of Matters to a Vote of Security Holders                  23

Item 5.  Other Information                                                    23

 Item 6. Exhibits and Reports on Form 8-K                                     23

         Signatures                                                        24-28

                          Greene County Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                    As of December 31, 2002 and June 30, 2002


ASSETS                                                         December 31, 2002                June 30, 2002
                                                                   (Unaudited)
ASSETS
Cash and due from banks                                              $8,199,182                   $7,408,150
Federal funds sold                                                   11,264,252                   10,423,871
                                                               -----------------                 -----------
    Total cash and cash equivalents                                  19,463,434                   17,832,021

Investment securities, at fair value                                 77,609,142                   66,088,530
Federal Home Loan Bank stock, at cost                                 1,121,100                    1,121,100

Loans                                                               132,867,078                  129,727,150
Less: Allowance for loan losses                                      (1,101,641)                  (1,068,734)
         Unearned origination fees and costs, net                      (285,509)                    (285,132)
                                                               -----------------                 ------------
    Net loans receivable                                            131,479,928                  128,373,284

Premises and equipment                                                4,870,075                    4,963,621
Accrued interest receivable                                           1,528,334                    1,452,104
Prepaid expenses and other assets                                       317,167                      296,691
Other real estate owned                                                     ---                       30,229

               Total assets                                        $236,389,180                 $220,157,580
                                                               =================                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                       $22,357,684                  $22,067,347
Interest bearing deposits                                           175,631,495                  161,646,281
                                                               -----------------                 -----------
    Total deposits                                                  197,989,179                  183,713,628

Borrowings from FHLB                                                  9,000,000                    9,000,000
Accrued expenses and other liabilities                                1,372,343                      911,959
Accrued income taxes                                                    101,747                      131,287
                                                               -----------------                 -----------
                Total liabilities                                   208,463,269                  193,756,874

Shareholders' equity
Preferred stock,
  Authorized 1,000,000 at December 31, and June 30, 2002;                ---                          ---
Common stock, par value $.10 per share;
   Authorized: 12,000,000 at December 31, and June 30, 2002;
   Issued: 2,152,835 at December 31, and June 30, 2002;
   Outstanding: 2,026,043 at December 31, 2002;
                        2,024,835 at June 30, 2002                      215,284                      215,284
Additional paid-in capital                                           10,143,580                   10,084,621
Retained earnings                                                    18,062,878                   17,164,403
Accumulated other comprehensive income                                1,369,422                      880,401
Less: Treasury stock (shares at cost) 126,792 at December 31, 2002;
                                   and 128,000 at June 30, 2002      (1,358,578)                  (1,371,527)
         Unearned stock-based compensation                             (128,284)                    (156,791)
         Unearned ESOP shares (at cost) 41,552 at December 31, 2002;
                                   and 49,972 at June 30, 2002         (378,391)                    (415,685)
                                                               -----------------                 -----------

               Total shareholders' equity                            27,925,911                   26,400,706
                                                               -----------------                 -----------

               Total liabilities and shareholders' equity          $236,389,180                 $220,157,580
                                                               =================                 ===========

See notes to consolidated financial statements.



                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
              For the Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                   2002                                2001
Interest income:
    Loans                                                            $2,332,422                   $2,249,573
    Investment securities                                               458,350                      434,266
    Mortgage-backed securities                                          299,140                      189,273
    Tax free securities                                                 116,911                      103,863
    Interest bearing deposits and federal funds sold                     39,945                       75,365
                                                               ----------------                  ------------
Total interest income                                                 3,246,768                    3,052,340

Interest expense:
    Interest on deposits                                              1,010,724                    1,151,946
    Interest on borrowings                                              107,905                       85,825
                                                               ----------------                  -----------
Total interest expense                                                1,118,629                    1,237,771

Net interest income                                                   2,128,139                    1,814,569

Less: Provision for loan losses                                          30,000                       68,900

                                                               ----------------                  -----------

Net interest income after provision for loan losses                   2,098,139                    1,745,669

                                                               ----------------                  -----------

Noninterest income:
    Service charges on deposit accounts                                 436,286                      302,374
    Other operating income                                              192,274                      161,536
                                                               ----------------                  -----------
Total noninterest income                                                628,560                      463,910

Noninterest expense:
    Salaries and employee benefits                                      937,050                      837,394
    Occupancy expense                                                    96,062                       96,647
    Equipment and furniture expense                                     145,795                      107,868
    Service and data processing fees                                    191,988                      155,911
    Office supplies                                                      25,171                       36,542
    Other                                                               525,487                      445,416
                                                               ----------------                  -----------

Total noninterest expense                                             1,921,553                    1,679,778

Income before provision for income taxes                                805,146                      529,801

Provision for income taxes                                              261,400                      148,400

                                                               ----------------                  -----------

Net income                                                             $543,746                     $381,401

                                                               ================                  ===========

Basic EPS                                                                 $0.27                        $0.20
Basic shares outstanding                                              1,977,943                    1,950,176

Diluted EPS                                                               $0.27                        $0.19
Diluted average shares outstanding                                    2,031,937                    2,002,292


See notes to consolidated financial statements.


                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
               For the Six Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                        2002                          2001
Interest income:
    Loans                                                            $4,732,329                   $4,437,518
    Investment securities                                               943,242                      978,475
    Mortgage-backed securities                                          543,390                      292,941
    Tax free securities                                                 218,682                      205,646
    Interest bearing deposits and federal funds sold                    104,956                      218,643
                                                               ----------------                  -----------
Total interest income                                                 6,542,599                    6,133,223

Interest expense:
    Interest on deposits                                              2,070,763                    2,407,536
    Interest on borrowings                                              215,809                      171,649
                                                               ----------------                  -----------
Total interest expense                                                2,286,572                    2,579,185

Net interest income                                                   4,256,027                    3,554,038

Less: Provision for loan losses                                          30,000                       98,900
                                                               ----------------                  -----------


Net interest income after provision for loan losses                   4,226,027                    3,455,138
                                                               ----------------                  -----------


Non-interest income:
    Service charges on deposit accounts                                 835,887                      488,899
    Other operating income                                              455,465                      327,308
                                                               ----------------                  -----------
Total non-interest income                                             1,291,352                      816,207

Non-interest expense:
    Salaries and employee benefits                                    1,820,734                    1,629,295
    Occupancy expense                                                   194,840                      179,614
    Equipment and furniture expense                                     286,775                      218,080
    Service and data processing fees                                    371,191                      308,565
    Office supplies                                                      53,626                       76,613
    Other                                                             1,075,460                      856,423
                                                               ----------------                  -----------

Total non-interest expense                                            3,802,626                    3,268,590

Income before provision for income taxes                              1,714,753                    1,002,755

Provision for income taxes                                              529,900                      277,400
                                                               -----------------                 -----------


Net income                                                           $1,184,853                     $725,355
                                                               =================                 ===========


Basic EPS                                                                 $0.60                        $0.37
Basic average shares outstanding                                      1,976,780                    1,962,023

Diluted EPS                                                               $0.58                        $0.36
Diluted average shares outstanding                                    2,030,034                    2,010,782


See notes to consolidated financial statements.


                           Greene County Bancorp, Inc.
                 Consolidated Statements of Comprehensive Income
              For the Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)



                                                                      2002                   2001
Net income                                                          $543,749               $381,401
                                                               -------------               ---------


Other comprehensive income:

Unrealized holding gain / (loss) arising during the three months ended December 31, 2002 and 2001, net of tax expense / (benefit)
  of $20,585 and ($141,707), respectively.                            54,351               (212,558)
                                                               -------------               ---------

Total other comprehensive income                                      54,351               (212,558)
                                                               -------------               ---------


Comprehensive income                                                $598,100               $168,843
                                                               =============               =========


                           Greene County Bancorp, Inc.
                 Consolidated Statements of Comprehensive Income
               For the Six Months Ended December 31, 2002 and 2001
                                   (Unaudited)



                                                                    2002                      2001
Net income                                                        $1,184,853               $725,355
                                                               -------------               --------


Other comprehensive income:

Unrealized holding gain arising during the six months
  ended December 31, 2002 and 2001, net of tax expense
  of $310,366 and $162,308, respectively.                            489,021                243,461
                                                               -------------               --------

Total other comprehensive income                                     489,021                243,461

                                                               -------------               --------

Comprehensive income                                              $1,673,874               $968,816
                                                               =============               =========


See notes to consolidated financial statements.


                           Greene County Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
               For the Six Months Ended December 31, 2002 and 2001
                                   (Unaudited)

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

Stock-based
compensation
earned

Treasury stock
purchased

Dividends paid                                                         (230,807)

Net income                                                              725,355

Change in unrealized
gain, net                                                                                243,461

                                -----------        ------------    ------------      -----------

Balance at
December 31, 2001                 $215,284          $10,204,168     $16,487,573         $742,483
                               ===========         ============    ==============    ===========



                                 Unearned                             Unearned          Total
                               Stock-based          Treasury           ESOP          Shareholders'
                               Compensation           Stock           Shares          Equity

Balance at
June 30, 2001                    ($229,753)         ($1,075,923)      ($496,638)     $25,093,590


ESOP shares earned                                                       39,773           62,595

Options exercised                                      27,229                             20,002

Stock-based
compensation
earned                              30,634                                                30,634

Treasury stock
purchased                                            (531,125)                          (531,125)

Dividends paid                                                                          (230,807)

Net income                                                                               725,355

Change in unrealized
gain, net                                                                                243,461

                                ----------         ------------    ------------      -----------

Balance at
December 31, 2001                ($199,119)         ($1,579,819)      ($456,865)     $25,413,705
                                ==========         ============    =============     ===========


Balance at
June 30, 2002                     $215,284          $10,084,621     $17,164,403         $880,401

ESOP shares earned                                       62,396

Options exercised                                        (3,437)

Stock-based
compensation
earned


Dividends paid                                                         (286,378)

Net income                                                            1,184,853

Change in unrealized
gain,  net                                                                               489,021

                                ----------         ------------     ------------     -----------

Balance at
December 31, 2002                 $215,284          $10,143,580     $18,062,878       $1,369,422
                                ==========         ============    ============      ===========


Balance at
June 30, 2002                    ($156,791)         ($1,371,527)      ($415,685)     $26,400,706

ESOP shares earned                                                       37,294           99,690

Options exercised                                        12,949                            9,512

Stock-based
compensation
earned                              28,507                                                28,507


Dividends paid                                                                          (286,378)

Net income                                                                             1,184,853

Change in unrealized
gain,  net                                                                               489,021

                                ----------         ------------    ------------      -----------

Balance at
December 31, 2002                ($128,284)         ($1,358,578)      ($378,391)     $27,925,911
                                ==========         ============    ============      ===========


See notes to consolidated financial statements.



                           Greene County Bancorp, Inc.
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2002 and 2001
                                   (Unaudited)
                                                                                   2002                 2001
Cash flows from operating activities:
Net Income                                                                       $1,184,853              $725,355
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                                   277,800               222,975
     Net amortization of premiums                                                   171,304                23,376
     Provision for loan losses                                                       30,000                98,900
     ESOP and other stock-based compensation earned                                 128,197                93,229
     Gain on sale of other real estate                                              (59,770)                  ---
     Net (decrease) increase in accrued income taxes                                (29,540)               47,654
     Net increase in accrued interest receivable                                    (76,230)              (96,405)
     Net increase in prepaid and other assets                                       (20,476)             (112,361)
     Net increase in other liabilities                                              150,017                 3,639
                                                                               -------------          -----------

          Net cash provided by operating activities                               1,756,155             1,006,362

Cash flows from investing activities:
     Proceeds from maturities and calls of securities                             7,269,854             3,155,123
     Purchases of securities and other investments                               (3,727,224)           (4,432,584)
     Principal payments on securities                                               755,936             2,898,356
     Principal payments on mortgage-backed securities                             3,807,962               940,084
     Purchases of mortgage-backed securities                                    (18,999,057)           (6,129,445)
     Net increase in loans receivable                                            (3,136,644)          (10,765,429)
     Proceeds from the sale of other real estate                                     90,000                  ---
     Purchases of premises and equipment                                           (184,254)             (192,374)
                                                                               ------------           -----------

          Net cash used in investing activities                                 (14,123,427)          (14,526,269)

Cash flows from financing activities:
     Dividends paid                                                                (286,378)             (230,807)
     Purchase of treasury stock                                                         ---              (531,125)
     Proceeds from issuance of stock options                                          9,512                20,002
     Net increase (decrease) in deposits                                         14,275,551            11,725,271
                                                                               --------------         ------------

          Net cash provided by financing activities                              13,998,685            10,983,341

Net increase in cash and cash equivalents                                         1,631,413            (2,536,566)

Cash and cash equivalents at beginning of period                                 17,832,021            18,804,358
                                                                               ------------           ------------


Cash and cash equivalents at end of period                                      $19,463,434           $16,267,792
                                                                               ============           ===========

See notes to consolidated financial statements.






                          Greene County Bancorp, Inc.
                         Notes to Financial Statements
    As of and for the Three and Six Months Ended December 31, 2002 and 2001


(1)      Basis of Presentation

The accompanying consolidated balance sheet information for June 30, 2002 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Bank of Greene County (the "Bank") at June 30, 2002. The consolidated financial statements at and for the three months and six months ended December 31, 2002 and 2001 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year's consolidated financial statements have been reclassified whenever necessary to conform to the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2003.

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

(2)      Nature of Operations

The Bank has six full-service offices and an operations center located in its market area consisting of Greene County and southern Albany County, New York. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds in loans and investment securities.

(3)      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term related to the determination of the allowance for loan losses and valuation of other real estate owned ("OREO").

While management uses available information to recognize losses on loans and OREO, future additions to the Allowance, or OREO write-downs, may be necessary based on changes in economic conditions, asset quality or other factors. In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Company's Allowance and the carrying value of OREO and other assets. Such authorities may require the Company to recognize additions to the Allowance and/or write down the carrying value of OREO or other assets based on their judgments of information available to them at the time of their examination.

(4)      Earnings Per Share

Basic earnings per share ("EPS") on common stock are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive instruments (such as stock options and unvested restricted stock) issued became vested and in the case of stock options exercised during the period.
Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.






                                                        Weighted Average
                                                        Number of Shares
      Three Months Ended             Net Income           Outstanding       Earnings Per Share
December 31, 2002:                    $543,746
   Basic EPS                                               1,977,943               $0.27
   Diluted EPS                                             2,031,937               $0.27


December 31, 2001:                    $381,401
   Basic EPS                                               1,950,176               $0.20
   Diluted EPS                                             2,002,292               $0.19



                                                        Weighted Average
                                                        Number of Shares
       Six Months Ended              Net Income           Outstanding       Earnings Per Share

December 31, 2002:                  $1,184,853
   Basic EPS                                               1,976,780               $0.60
   Diluted EPS                                             2,030,034               $0.58


December 31, 2001:                    $725,355
   Basic EPS                                               1,962,023               $0.37
   Diluted EPS                                             2,010,782               $0.36





(5)      Dividends

The Board of Directors declared a semi-annual $0.32 per share cash dividend on July 19, 2002, for shareholders of record August 15, 2002, payable September 1, 2002. The dividend reflected an annual cash dividend rate of $0.64 per share, which represented an increase from the previous annual cash dividend rate of $0.56 per share. The increase in the dividend paid out was a result of improved earnings as well as the waiver of such dividends by Greene County Bancorp, MHC, the Company's mutual holding company.

(6)  Subsequent events

On January 21, 2003, Board of Directors declared a semi-annual cash dividend of $0.34 per share of the Company's common stock. The dividend reflected an annual cash dividend rate of $0.68 per share, which represented an increase from the current annual cash dividend rate of $0.64 per share. The dividend will be payable to stockholders of record as of February 15, 2003, and will be paid on March 1, 2003. The Company's mutual holding company has waived receipt of the cash dividend.


(7)  Impact of Inflation and Changing Prices

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

(8) Impact of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets", which requires acquired intangible assets (other than goodwill) to be amortized over their useful economic lives, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the statement. The adoption of this statement in fiscal 2003 had no impact on the Company's consolidated financial statements.

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

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions", which no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". Instead, SFAS 72 goodwill would be accounted for in accordance with Statement No. 142, "Goodwill and Other Intangible Assets" and would be subject to an annual impairment test. SFAS 147 also amends Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope core deposit intangibles. Those intangible assets are now subject to the same recoverability and impairment loss recognition provisions that SFAS 144 requires for other long-lived assets. SFAS 147 was effective October 1, 2002. The adoption of SFAS 147 did not have an impact on the financial statements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 is not expected to have a material impact on the financial statements.

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


Comparison of Financial Condition as of December 31, 2002 and June 30, 2002

ASSETS

Total assets increased to $236.4 million at December 31, 2002 from $220.2 million at June 30, 2002, an increase of $16.2 million, or 7.4%. Growth was most significant in the cash and investments portfolios as well as to a lesser extent in the loan portfolio. Deposit growth funded the asset growth and appeared to be the result of continued reduced investment in the equity markets and investors appeared to continue to be conservative in their investment options.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $19.5 million at December 31, 2002 from $17.8 million at June 30, 2002, an increase of $1.7 million, or 9.6%. The increase was a result of continued deposit inflows as noted above.

INVESTMENT SECURITIES

Investment securities increased to $77.6 million at December 31, 2002 as compared to $66.1 million at June 30, 2002, an increase of $11.5 million, or 17.4%. During the six months ended December 31, 2002, the investment portfolio shifted toward mortgage-backed securities and state and political subdivision securities representing 36.9% and 15.8% of the portfolio, respectively, at December 31, 2002 as compared to 29.6% and 13.3% of the portfolio, respectively, at June 30, 2002. A shift away from corporate debt securities as a percentage of the total portfolio occurred between June 30, 2002 and December 31, 2002. Due to the potential credit problems of some corporations, the Company has focused more heavily on debt with some form of guarantee such as a U.S. agency guarantee which often accompanies investment in mortgage-backed securities. The Company has also shifted the portfolio toward more adjustable rate securities than in the past in an effort to provide some future interest rate risk protection in a rising rate environment. Investment securities represent 32.8% of total assets at December 31, 2002 as compared to 30.0% at June 30, 2002. The shift was partially a result of loan demand being slightly lower than inflows of deposits allowing the Company to invest additional funds in investment securities. During the six months ended December 31, 2002, the Company purchased $19.0 million in mortgage-backed securities which were partially offset by the principal pay down of mortgage-backed securities of $3.8 million. Maturities or calls of investment securities other than mortgage-backed securities amounted to $7.3 million for the six months ended December 31, 2002, offsetting purchases of $3.7 million during the same period.


(Dollars rounded to nearest thousand)         Market value at       Percentage      Market value at    Percentage
                                              Dec. 31, 2002      of portfolio      June 30, 2002    of portfolio

U.S. government agencies                              $16,012            20.6%           $14,862           22.5%
State and political subdivisions                       12,244            15.8              8,811           13.3
Mortgage-backed securities                             28,642            36.9             19,564           29.6
Asset-backed securities                                   427             0.6                818            1.3
Corporate debt securities                              18,994            24.4             20,760           31.4
                                              ---------------     ------------      ------------      ----------

Total debt securities                                  76,319            98.3             64,815           98.1

Equity securities and other                             1,290             1.7              1,274            1.9

                                              ---------------     ------------      ------------      ----------

Total available-for-sale securities                   $77,609           100.0%           $66,089          100.0%
                                              ===============     =============     ============      ==========



LOANS

Net loans receivable increased to $131.5 million at December 31, 2002 from $128.4 million at June 30, 2002, an increase of $3.1 million, or 2.4%. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Commercial real estate mortgages increased $1.6 million, or 18.2%, to $10.4 million at December 31, 2002 as compared to $8.8 million at June 30, 2002. Commercial mortgages and commercial loans as a percentage of total loans increased to 7.8% and 4.2%, respectively, at December 31, 2002 as compared to 6.8% and 3.3% at June 30, 2002 which caused residential mortgages and installment loans to decrease as a percentage of total loans to 78.2% and 3.8% respectively, at December 31, 2002, as compared to 79.8% and 4.3% at June 30, 2002. Loan demand continued to be strong, but at a slightly slower rate than experienced during fiscal 2002. The decrease in demand appeared to be the result of the overall weakened economic conditions.

(Dollars rounded to nearest thousand)                At          Percentage            At           Percentage
                                                Dec. 30, 2002   of portfolio      June 30, 2002    of portfolio
Real estate mortgages
   Residential                                       $103,944           78.2%         $103,494        79.8%
   Commercial                                          10,410            7.8             8,764         6.8
Home equity loans                                       7,397            5.6             6,957         5.4
Commercial loans                                        5,598            4.2             4,356         3.3
Installment loans                                       4,988            3.8             5,611         4.3
Passbook loans                                            530            0.4               545         0.4
                                                  -----------   ------------      ------------      ----------

Total loans                                          $132,867          100.0%         $129,727       100.0%
Less: Allowance for loan losses                        (1,102)                          (1,069)
         Unearned origination fees and costs,            (285)                            (285)
net
                                                  -----------                     -------------

Net loans receivable                                 $131,480                         $128,373
                                                  ===========                      ============

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of OREO. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. During the fiscal year ended June 30, 2002, and the six months ended December 31, 2002 the level of provision was affected by the growth of the loan portfolio and composition of the portfolio shifting to more commercial loans. These types of loans generally possess a higher degree of credit risk than traditional one-to-four family residential mortgage loans. Management also implemented improved procedures for pursuing delinquent and previously charged-off accounts during fiscal year 2002, which appeared to have helped reduce the effect of credit quality deterioration due to current economic weakness in the overall economy. Any increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on the Company's results of operations and financial condition.


                                                           Six months ended       Six months ended
                                                          December 31, 2002       December 31, 2001
Balance at the beginning of the period                            $1,068,734                $886,081
Charge-offs:
     Commercial real estate mortgage loans                               ---                    ---
     Commercial loans                                                 13,319                    ---
      Home equity                                                        ---                   2,380
     Installment loans to individuals                                 26,032                  18,624
                                                             ---------------      ------------------

Total loans charged off                                               39,351                  21,004

Recoveries:
     Commercial loans                                                 24,093                     ---
     Installment loans to individuals                                 18,165                  12,076
                                                             ----------------     ------------------

Total recoveries                                                      42,258                  12,076

                                                             ----------------      -----------------

Net (recoveries) charge-offs                                          (2,907)                  8,928

Provisions charged to operations                                      30,000                  98,900
                                                             ---------------      ------------------

Balance at the end of the period                                  $1,101,641                $976,053
                                                             ===============      ==================


Ratio of net charge-offs to average loans outstanding                 (0.00%)                   0.01%
Ratio of net charge-offs to nonperforming assets                      (0.95%)                   1.29%
Allowance for loan loss to nonperforming loans                       359.28%                  170.30%
Allowance for loan loss to net loans receivable                        0.84%                    0.81%


Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered nonperforming. The Bank had no accruing loans delinquent more than 90 days at December 31, 2002 or June 30, 2002.


             Analysis of Nonaccrual Loans and Nonperforming Assets

                                                            At December 31, 2002   At June 30, 2002

Nonaccruing loans:
  Real estate mortgage loans:
      Residential mortgages loans (one- to four-family)             $210,621                $313,981
      Commercial mortgage loans                                       15,178                    ---
   Home equity                                                          ---                     ---
   Installment loans to individuals                                   80,823                  18,886
                                                             ---------------      ------------------


Total nonaccruing loans                                              306,622                 332,867

Real Estate Owned:
   Commercial mortgage loans                                             ---                  30,229
                                                             ---------------      ------------------


Total real estate owned                                                  ---                  30,229
                                                             ---------------      ------------------


Total nonperforming assets                                          $306,622                $363,096
                                                             ===============      ==================


Total nonperforming assets
   as a percentage of total assets                                     0.13%                   0.16%

Total nonperforming loans to net loans receivable                      0.23%                   0.26%


DEPOSITS

Total deposits increased to $198.0 million at December 31, 2002 from $183.7 million at June 30, 2002, an increase of $14.3 million, or 7.8%. Savings accounts experienced the most significant dollar growth between June 30, 2002, and December 31, 2002, increasing $6.3 million, or 8.9%, to $77.1 million from $70.8 million. Money market accounts experienced the most significant percentage growth between June 30, 2002, and December 31, 2002, increasing $5.8 million, or 41.7%, to $19.7 million as compared to $13.9 million. Due to the continued poor returns in the equity market and doubt about the credibility of corporate America, investors appeared to continue to prefer to invest their funds in safer, more liquid accounts such as money market deposits and savings deposits. The historically low interest rates offered on certificates of deposit, which are relatively illiquid, also contributed to investors choosing money market and savings deposits.


(Dollars rounded to nearest thousand)             At           Percentage         At            Percentage
                                             Dec. 31, 2002     of portfolio   June 30, 2002    of portfolio

Noninterest bearing deposits                      $22,349            11.3%         $22,067         12.0%
Certificates of deposit                            63,474            32.1           62,645         34.1
Savings deposits                                   77,148            39.0           70,825         38.5
Money market deposits                              19,685             9.9           13,883          7.6
NOW deposits                                       15,333             7.7           14,294          7.8
                                              -----------    -------------   -------------    -------------

Total deposits                                   $197,989           100.0%        $183,714        100.0%
                                              ===========    =============   =============    =============



BORROWINGS

There was no change in the borrowings from the Federal Home Loan Bank between June 30, 2002 and December 31, 2002.

At December 31, 2002 and June 30, 2002, the Bank had the following borrowings:


           Amount        Rate              Maturity Date
       $4,000,000    2.19% -Fixed             01/14/2003
        2,500,000    6.82% -Fixed             09/02/2004
        2,500,000    6.80% -Fixed             10/04/2005

------------------
       $9,000,000
==================

ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 2002, accrued expenses and other liabilities amounted to $1.4 million as compared to $0.9 million at June 30, 2002, an increase of $0.5 million. The increase was primarily due to increased deferred taxes associated with unrealized gains on available-for-sale securities.

EQUITY

The primary changes in equity included changes in retained earnings and accumulated comprehensive income. Retained earnings was affected by net income of $1.2 million and partially offset by dividends paid of $286,000. Treasury stock decreased by $13,000 due to the exercise of 1,208 options under the 2000 Stock Option Plan reducing the number of shares held in treasury to 126,792. Net unrealized gains associated with the available-for-sale investment portfolio caused accumulated other comprehensive income to increase by approximately $489,000, net of tax. The remaining changes in equity are due to amortization of compensation expense associated with the Employee Stock Ownership Plan ("ESOP") and stock-based compensation expense associated with the Management Recognition and Retention Plan.

Comparison of Operating Results for the Six and Three Months
              Ended December 31, 2002 and 2001

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets increased to 1.02% for the six months ended December 31, 2002 as compared to 0.75% for the six months ended December 31, 2001. These ratios were based on average assets of $231.7 million and $193.7 million and net income of $1.2 million and $0.7 million for the six months ended December 31, 2002 and 2001, respectively. Return on average assets increased to 0.93% for the quarter ended December 31, 2002 as compared to 0.78% for the quarter ended December 31, 2001 and were based on average assets of
$233.9 million and $196.3 million and net income of $544,000 and $381,000, respectively. Return on average equity increased to 8.72% for the six months ended December 31, 2002 as compared to 5.71% for the six months ended December 31, 2001 based on average equity of $27.2 million and $25.4 million, respectively for these periods. Return on average equity increased to 7.90% for the quarter ended December 31, 2002 as compared to 5.99% for the quarter ended December 31, 2001 based on average equity for the respective quarters of $27.5 million and $25.5 million, respectively. The improvement in the return on average assets and return on average equity for the three and six month periods were primarily the result of increases in the net income of the Company. The reasons for the increases in net income are further discussed below.

INTEREST INCOME

Total interest income increased to $6.5 million for the six months ended December 31, 2002, as compared to $6.1 million for the six months ended December 31, 2001, an increase of $0.4 million, or 6.6%. Total interest income increased to $3.2 million for the quarter ended December 31, 2002 as compared to $3.1 million for the quarter ended December 30, 2001, an increase of $0.1 million, or 3.1%.

Interest earned on loans represented the largest dollar increase in total interest income. Interest earned on loans increased $300,000, or 6.8% to $4.7 million as compared to $4.4 million when comparing six month periods ended December 31, 2002 and 2001, respectively. This increase was a result of an increase in average loans outstanding of $13.7 million, to $130.4 million for the six months ended December 31, 2002 as compared to $116.7 million for the six months ended December 31, 2001. The increase in average balance was offset by a decrease in the yield on such loans which decreased 35 basis points to 7.26% for the six months ended December 31, 2002 as compared to 7.61% for the six months ended December 31, 2001. Similarly, interest earned on loans for the quarter ended December 31, 2002 increased to $2.3 million as compared to $2.2 million for the quarter ended December 31, 2001, an increase of $0.1 million, or 4.6%. Average loans outstanding for the quarter ended December 31, 2002 amounted to $130.9 million as compared to $119.0 million for the quarter ended December 31, 2001, an increase of $11.9 million, or 10.0%. The average yield on such loans decreased to 7.13% for the quarter ended December 31, 2002 as compared to 7.56% for the quarter ended December 31, 2001, a decrease of 43 basis points. Loan growth continued to be relatively strong despite the weakening economic conditions. This growth appeared to be spurred by the current low interest environment which encouraged customers to make household improvements or upgrade to larger, more expensive homes. Also, the Bank continued to grow its commercial loan portfolio through efforts to win commercial customers in all areas of banking products from loans to checking accounts.

Interest earned on mortgage backed securities also contributed to the overall increase in total interest earned when comparing the quarters and six months ended December 31, 2002 and 2001. Interest income represented $0.5 million for the six months ended December 31, 2002 as compared to $0.3 million for the six months ended December 31, 2001, an increase of $0.2 million or 66.7%. As a result, interest on mortgage-backed securities represented 8.3% of total interest income for the six months ended December 31, 2002 as compared to 4.8% of total interest income for the six months ended December 31, 2001. When comparing the quarters ended December 31, 2002 and 2001, interest earned on mortgage-backed securities had corresponding increases to the six-month periods. Interest earned on mortgage-backed securities increased to $0.3 million for the quarter ended December 31, 2002, as compared to $0.2 million for the quarter ended December 31, 2001, an increase of $0.1 million, or 50.0%. Interest earned on investment securities other than mortgage-backed securities including tax-free securities, remained relatively consistent when comparing the three and six month periods ended December 31, 2002 and 2001.

Federal Reserve rate cuts and lower average balances were the reasons for the decrease in amount of federal funds interest income when comparing the six months and quarters ended December 31, 2002 and 2001. Interest income earned on federal funds and interest bearing deposits decreased $114,000, or 52.1% to $105,000 for the six months ended December 31, 2002 as compared to $219,000 for the six months ended December 31, 2001. The decrease was a result of a decrease in the federal funds average balance to $10.6 million for the six months ended December 31, 2002 as compared to $14.0 million for the six months ended December 31, 2001, a decrease of $3.4 million, or 24.3%. The average rate on federal funds fell 113 basis points to 1.84% for the six months ended December 31, 2002 from 2.97% for the six months ended December 31, 2001. Similarly, a decrease in the average balance of $1.8 million and 92 basis points when comparing the quarters ended December 31, 2002 and 2001, contributed to a decrease of $35,000 in interest earned on federal funds and interest bearing deposits.

The average balance of all investment securities increased to $74.7 million for the six months ended December 31, 2002 as compared to $49.8 million for the six months ended December 31, 2001, an increase of $24.9 million, or 50.0%. The yield on all investment securities, however, fell 136 basis points to 4.49% as compared to 5.85% when comparing the six months ended December 31, 2002 and 2001, respectively. Similarly, the average balance of all investment securities for the quarter ended December 31, 2002 amounted to $77.7 million at an average yield of 4.40% as compared to $51.6 million at an average yield of 5.56% for the quarter ended December 31, 2001, an increase in average balance of $26.1 million and a decrease in average yield of 116 basis points. The growth in the level of deposits and borrowed money funded the investment portfolio increases. The low interest rate environment associated with several Federal Reserve rate cuts accounted for the decrease in yield.

INTEREST EXPENSE

Interest expense on deposits amounted to $2.1 million for the six months ended December 31, 2002 as compared to $2.4 million for the six months ended December 31, 2001, a decrease of $0.3 million, or 12.5%. Interest expense on deposits amounted to $1.0 million for the quarter ended December 31, 2002 as compared to $1.2 million for the quarter ended December 31, 2001, a decrease of $0.2 million or 16.7%. These decreases were the result of decreases in the average rates paid on all types of deposit accounts despite increases in the average balances.

The most significant average rate decrease was 143 basis points on certificates of deposit which fell to 3.29% for the six months ended December 31, 2002 as compared to 4.72% for the six months ended December 31, 2001. An increase in the average balance of certificates of deposit of $2.5 million to $64.3 million for the six months ended December 31, 2002 as compared to $61.8 for the six months ended December 31, 2001 partially offset the decrease in average rate. Similarly, an increase in the average balance of certificates of deposit of $0.7 million to $64.0 million for the quarter ended December 31, 2002 as compared to $63.3 million for the quarter ended December 31, 2001, partially offset the decrease in average rate of 130 basis points from 4.49% to 3.19% when comparing the quarters ended December 31, 2002 and 2001. The average balance of savings and escrow accounts increased $23.1 million, or 33.3% to $92.3 million for the six months ended December 31, 2002 as compared to $69.2 million for the six months ended December 31, 2001. The decrease in average rate on such balances partially offset the effects of the increase in average balance on savings and escrow accounts. The average rate on savings and escrow accounts decreased to 2.04% for the six months ended December 31, 2002 as compared to 2.50% for the six months ended December 31, 2001, a decrease of 46 basis points. Similarly, a decrease of 30 basis points in the average rate paid on savings and escrow accounts partially offset an increase in the average balance of such accounts of $23.7 million when comparing the quarters ended December 31, 2002 and 2001.

Interest expense on borrowings increased $44,000 to $216,000 for the six months ended December 31, 2002 as compared to $172,000 for the six months ended December 31, 2001. Interest expense on borrowings increased $22,000 for the quarter ended December 31, 2002 to $108,000 as compared to $86,000 for the quarter ended December 31, 2001. These increases were the result of an increase in the average balance of borrowings to $9.0 million and decrease in average rate to 4.80% from $5.0 million in average balance of borrowings and 6.87% in average rate paid on such borrowings for the three and six months ended December 31, 2002 and 2001, respectively.

NET INTEREST INCOME

Net interest income, a function of interest income and interest expense, increased to $4.3 million for the six months ended December 31, 2002, from $3.6 million for the six months ended December 31, 2001, an increase of $0.7 million, or 19.4%. Net interest income increased to $2.1 million for the quarter ended December 31, 2002 as compared to $1.8 million for the quarter ended December 31, 2001, an increase of $0.3 million, or 16.7%. As a result of changes in interest-earning assets and interest-bearing liabilities, as well as changes in the yield and rate on such assets and liabilities, net interest spread increased to 3.76% for the six months ended December 31, 2002 as compared to 3.64% for the six months ended December 31, 2001, an improvement of 12 basis points. Also, net interest margin increased to 3.92% for the six months ended December 31, 2002 as compared to 3.90% for six months ended December 31, 2001, an improvement of 2 basis points. The net interest spread remained constant at 3.72% when comparing the quarters ended December 31, 2002 and 2001. However, net interest margin decreased 7 basis points to 3.88% for the quarter ended December 31, 2002 as compared to 3.95% for the quarter ended December 31, 2001. These changes were the result of a continued low interest rate environment experienced during the last calendar year. As assets mature or the yield on such assets adjust they have frequently been replaced with lower yielding assets resulting in the decreased net interest spread and margin when comparing the quarters ended December 31, 2002 and 2001. The improvement in net interest income contributed to the overall improvement in net income. In a rising rate environment the Bank's net interest margin and spread would be more likely to shrink than in a declining rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses was reduced to $30,000 for the quarter and six month period ended December 31, 2002 as compared to $68,900 for the quarter and $98,900 for the six months ended December 31, 2001. The decrease was a result of the receipt of a large recovery which served to meet the reserve requirements for the allowance in the quarter ended September 30, 2002, as well as the reduced level of delinquent loans when comparing the time frames. There were several factors contributing to a decrease in the provision during the six months ended December 31, 2002, including the receipt of a large recovery of a portion of a previously charged-off loan, the continued low level of nonaccrual loans and delinquent assets relative to the size of the loan portfolio, and the relatively low level of charge-offs experienced during the last several quarters.

NONINTEREST INCOME

Total noninterest income amounted to $1.3 million for the six months ended December 31, 2002 as compared to $0.8 million for the six months ended December 31, 2001, an increase of $0.5 million, or 62.5%. Total noninterest income for the quarter ended December 31, 2002 increased to $629,000 as compared to $464,000 for the quarter ended December 31, 2001, an increase of $165,000, or 35.6% Service charges on deposit accounts contributed the largest portion of the increase in overall noninterest income increasing to $836,000 for the six months ended December 31, 2002 as compared to $489,000 for the six months ended December 31, 2001, an increase of $347,000, or 71.0%. The quarterly increase in service charges amounted to $134,000 or 44.4%, increasing to $436,000 for the quarter ended December 31, 2002 as compared to $302,000 for the quarter ended December 31, 2001. The primary item contributing to these service charges was the introduction of the Carefree Overdraft Privilege program which was initiated during October 2001 and has proven to be well liked by customers of the Bank. The same fee that would apply to a check drawn on insufficient funds or an uncollected item is charged when the overdraft privilege is used; however, in this case the customers' check is not returned, but paid and the fee is collected. The increase in the overall volume of deposit accounts also contributed to the increase in charges on such accounts for items such as a monthly service charge on accounts which fall below certain minimum balance levels.

Other operating income increased to $455,000 for the six months ended December 31, 2002 as compared to $327,000 for the six months ended December 31, 2201, an increase of $128,000 or 39.1%. For the quarter ended December 31, 2002 other operating income amounted to $192,000 as compared to $162,000 for the quarter ended December 31, 2001. The most significant factor contributing to the six months increase in other operating income was profit on the sale of REO properties which amounted to approximately $67,000. The Bank continues to have success in its marketing of merchant credit card processing and upgrading checking account products for existing customers which enhances the profit margin on such checking products. Fees earned on debit cards also contributed to the increases in other operating income for the quarter and six-month periods.

NONINTEREST EXPENSE

Noninterest expense for the six months ended December 31, 2002 increased to $3.8 million as compared to $3.3 million for the six months ended December 31, 2001, an increase of $0.5 million, or 15.2%. Noninterest expense increased to $1.9 million for the quarter ended December 31, 2002 as compared to $1.7 million for the quarter ended December 31, 2001, an increase of 11.8%. The increase in salaries and employee benefits of $191,000 and $100,000 when comparing the six months and quarters ended December 31, 2002 and 2001, respectively, was a result of annual salary increases, increased expenses associated with medical benefits and retirement plans as well as some additional staffing. Approximately $30,000 of the increases in employee benefits when comparing both the six months and quarters ended December 31, 2002 to 2001 were due to increased retirement plan costs. The increases in furniture and equipment expense of approximately $69,000 when comparing the six months and $38,000 when comparing the quarters ended December 31, 2002 to 2001, respectively, resulted from increased depreciation expense associated with the replacement and upgrade of some computers and other communications technology. The increases in service and data processing fees of approximately $62,000 when comparing the six months and $36,000 when comparing the quarters ended December 31, 2002 and 2001, respectively, were due to an increase in the volume of deposit and loan accounts as well as fees associated with increased ATM processing. The decreases in office supplies were largely based on supply needs and some reductions in supply expenses due to changes in technology allowing cheaper or more efficiently produced supplies such as forms. Other noninterest expense items which contributed to the increases of $219,000 when comparing the six months and $80,000 when comparing the quarters ended December 31, 2002 and 2001, respectively were increases in the commission paid to the consultant which helped coordinate the kick-off of the overdraft privilege program, additional advertising associated with several programs the Bank is promoting, additional or increased computer licensing fees and other computer security expenses as well as increases in postage expenses due to postal rate increases and volume increases related to more deposit and loan accounts. Some expenses have increased as a result of the overdraft privilege program including the charge-off of uncollected balances on overdrawn accounts.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. Income tax expense increased to $530,000 for the six months ended December 31, 2002 from $277,000 for the six months ended December 31, 2001, an increase of $253,000, or 91.3%. The effective tax rate increased to 30.9% for the six months ended December 31, 2002, as compared to 27.7% for the six months ended December 31, 2001 in anticipation of the effective rate required for the fiscal year ending June 30, 2003. A major reason for the change in effective rate was due to the expected decrease in the percentage of total income that municipal securities and other tax free investments are expected to contribute to total income during the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

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

Mortgage loan commitments totaled $4.3 million at December 31, 2002. The unused portion of overdraft lines of credit amounted to $0.8 million, the unused portion of home equity lines of credit amounted to $1.7 million, and the unused portion of commercial lines of credit amounted to $1.7 million at December 31, 2002. The Company anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio.

The Bank met all regulatory capital requirements at December 31, 2002 and 2001. Consolidated shareholders' equity represented 11.8% of total assets at December 31, 2002 and 12.0% of total assets of June 30, 2002.

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

      Item 2.     Changes in Securities and Use of Proceeds
                  Not applicable

      Item 3.     Defaults Upon Senior Securities
                  Not applicable

      Item 4.     Submission of Matters to a Vote of Security Holders

On October 23, 2002, the Company held an annual meeting of shareholders. At the meeting, proposals to (1) elect Directors Dennis R. O'Grady and Martin C. Smith each to serve as director for three-year terms and until their successors have been elected and qualified, and (2) ratify the engagement of
PricewaterhouseCoopers LLP, to be the Company's auditors for the June 30, 2003 fiscal year were approved. There were no broker non-votes. The votes cast for and against these proposals were as follows:


    Election to the Board Directors                        For          Withheld

    Dennis R. O'Grady                                   1,916,457        1,333

    Martin C. Smith                                     1,919,393        1,397


    Ratification of PricewaterhouseCoopers LLP
                                           For             Against       Abstain

        Number of votes                   1,910,167         6,235         1,388


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

(b)  No Form 8-K reports were filed during the quarter ended December 31, 2002.




                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


      Greene County Bancorp, Inc.

      Date:  February 14, 2003

      By: /s/ J. Bruce Whittaker



      J. Bruce Whittaker
      President and Chief Executive Officer





      Date:  February 14, 2003

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



Date:  February 14, 2003                         /s/ J. Bruce Whittaker
                                                ____________________________

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 14, 2003                         /s/ Michelle Plummer
                                                __________________________

                                          Chief Financial Officer and Treasurer

                                  EXHIBIT 99.1

                   STATEMENT FURNISHED PURSUANT TO SECTION 906
            OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C SECTION 1350

The undersigned, J. Bruce Whittaker, is the President and Chief Executive Officer of Greene County Bancorp, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the "Report").

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


February 14, 2003                                    /s/ J. Bruce Whittaker
                                                    _______________________
Dated                                                    J. Bruce Whittaker

                                  EXHIBIT 99.1

                   STATEMENT FURNISHED PURSUANT TO SECTION 906
            OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C SECTION 1350

The undersigned, Michelle Plummer, is the Chief Financial Officer and Treasurer of Greene County Bancorp, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the "Report").

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


February 14, 2003                                    /s/ Michelle Plummer
                                                    _______________________
Dated                                                    Michelle Plummer