Form 10KSB/A
period 2002-06-30
GREENE COUNTY BANCORP INC
filed 2003-04-16
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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

                         Commission File Number: 0-25165

                           GREENE COUNTY BANCORP, INC.
                 (Name of Small Business Issuer in its Charter)

 United States                                                   14-1809721
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

302 Main Street, Catskill, New York                                12414
(Address of Principal Executive Office)                          (Zip Code)

                                 (518) 943-2600
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                    --------

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





                                      GREENE COUNTY BANCORP, INC. AND SUBSIDIARY
                                      ------------------------------------------
                                                                     FORM 10-KSB
                                                                     -----------




                                                                           Index
                                                                          ------

                                                                                                                     Page
                                                                                                                     _____



Part I
------

Item 1.           Description of Business.................................................................................1

Item 2.           Description of Properties..............................................................................29

Item 3.           Legal Proceedings......................................................................................29

Item 4.           Submissions of Matters to a Vote of Security Holders...................................................30

Part II
--------

Item 5.           Market for Common Equity and Related Stockholder Matters...............................................30

Item 6.           Management's Discussion and Analysis of Financial Condition and Results of Operations..................30

Item 7.           Financial Statements...................................................................................30

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..................30

Part III
--------

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                    of the Exchange Act..................................................................................30

Item 10.          Executive Compensation.................................................................................30

Item 11.          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder
                    Matters..............................................................................................30

Item 12.          Certain Relationships And Related Transactions.........................................................31

Item 13.          Exhibits, Financial Statements Schedules And Reports On Form 8-K.......................................31

Part IV
-------

Signatures

Certifications


PART I
------


ITEM 1.  Description of Business
         -----------------------




General
-------

     Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a New York-chartered savings bank. A majority of Greene County Bancorp, Inc.'s common stock (53.5%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company. The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County's Employee Stock Ownership Plan.



Greene County Bancorp, Inc.
---------------------------



     Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County. In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision. At June 30, 2002, Greene County Bancorp, Inc.'s assets consisted primarily of the outstanding capital stock of The Bank of Greene County and cash and investments of $4.5 million. At June 30, 2002, 872,519 shares of Greene County Bancorp, Inc.'s common stock, par value $0.10 per share, were held by the public, 128,000 shares were held as Treasury stock and 1,152,316 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.'s mutual holding company. Greene County Bancorp, Inc.'s principal business is overseeing and directing the business of The Bank of Greene County and various Greene County Bancorp, Inc. investment securities.



     At June 30, 2002, Greene County Bancorp, Inc. had consolidated total assets of $220.2 million, consolidatedtotal deposits of $183.7 million, consolidated borrowings from Federal Home Loan Bank of $9.0 million and consolidated total equity of $26.4 million.


     Greene County Bancorp, Inc.'s administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

The Bank of Greene County


     The Bank of Greene County was organized in 1889 as The Building and Loan Association of Catskill, a New York-chartered savings and loan association. In 1974, The Bank of Greene County converted to a New York mutual savings bank under the name Greene County Savings Bank. In conjunction with the reorganization and the offering completed in December 1998, which resulted in the organization of Greene County Bancorp, Inc., Greene County Savings Bank changed its name to The Bank of Greene County. The Bank of Greene County's deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law. The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans, consumer loans, home equity loans and commercial business loans. In addition, The Bank of Greene County invests a significant portion of its assets in investment securities and mortgage- and asset-backed securities. The Bank of Greene County's revenues are derived principally from interest on its residential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees & services charges and other fees collected on its deposit accounts. The Bank of Greene County's primary sources of funds are deposits, and principal and
interest  payments  on  loans  and  investment   securities  and  mortgage-  and
asset-backed securities. At June 30, 2002, The Bank of Greene County had borrowed $9.0 million from the Federal Home Loan Bank.


     The Bank of Greene County's administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC


     Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter. The Office of Thrift Supervision under the new charter currently regulates Greene County Bancorp, MHC. Greene County Bancorp, MHC owns 53.5% of the common stock of Greene County Bancorp, Inc.. Greene County Bancorp, MHC does not engage in any business activity other than to hold Greene County Bancorp, Inc.'s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $166,000 in cash and cash equivalents at June 30, 2002.


     Greene County Bancorp, MHC's administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.


Market Area



         The Bank of Greene County has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves. The Bank of Greene County currently operates six full-service banking offices in Greene County and southern Albany County, New York. The Bank of Greene County's primary market area is currently concentrated around the areas within Greene County and southern Albany County where its full-service banking offices are located, namely the towns of Catskill, Cairo, Coxsackie, Greenville, Tannersville and Westerlo.



     As of the 2000 census estimates, the Greene County population was 48,300 persons, indicating an overall increase in the population level of 8.0% since the last census conducted in 1990. Greene County is primarily rural and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains. The County has no concentrations of manufacturing industry. Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area. The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County and the Coxsackie Correctional Facilities are the largest employers in the County. Other large employers include the Hunter Mountain and Ski Windham resort areas, the Catskill, Cairo-Durham, Greenville and Coxsackie-Athens Central School Districts and Stiefel Labs, Inc.

Competition

     The Bank of Greene County faces significant competition both in making loans and in attracting deposits. The Bank of Greene County's market area has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than The Bank of Greene County, and all of which are competitors of The Bank of Greene County to varying degrees. The Bank of Greene County's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage-banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank of Greene County faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.


     Competition is likely to increase as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, which eases restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in The Bank of Greene County's primary market area that offer a wider variety of financial services than The Bank of Greene County currently offers. Competition for deposits, for the origination of loans and the provision of other financial services may limit The Bank of Greene County's growth and adversely impact its profitability in the future.


Lending Activities



         General. The principal lending activity of The Bank of Greene County is the origination, for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within its primary market area. To a lesser extent, The Bank of Greene County also originates commercial real estate loans, home equity loans, consumer loans and commercial business loans. The Bank of Greene County also offers a variety of line of credit products.



     In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity. Cash, cash equivalents and securities available for sale comprised 38.1% of total assets at June 30, 2002, all of which can be used for liquidity. In addition, where possible, The Bank of Greene County corresponds the funding of fixed-rate residential mortgages with FHLB advances. Finally, The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise.



     Loan Portfolio Composition. Set forth below is selected information concerning the composition of The Bank of Greene County's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.





                                                                       At June 30,
                                               2002                         2001                         2000
                                     Amount         Percent       Amount          Percent       Amount        Percent
                                  -------------   -----------   -------------   -----------   ------------   -----------
(Dollars in thousands) Real estate loans:
  One- to four-family                   $98,834        76.19%         $86,336        77.84%        $80,696        81.54%
  Commercial                              8,764         6.76            5,239         4.72           4,702         4.75
  Construction and land                   3,003         2.31            1,979         1.78             616         0.62
  Multi-family                            1,657         1.28            1,213         1.09           1,253         1.27
                                  -------------   -----------   -------------   -----------   ------------   -----------

    Total real estate loans             112,258        86.54           94,767        85.43          87,267        88.18

Consumer loans
  Installment (1)                         5,611         4.32            6,128         5.53           4,865         4.92
  Home equity                             6,957         5.36            6,138         5.53           4,631         4.68
  Passbook                                  545         0.42              596         0.54             490         0.50
                                  -------------   -----------   -------------   -----------   ------------   -----------

    Total consumer loans                 13,113        10.10           12,862        11.60           9,986        10.10

Commercial business loans                 4,356         3.36            3,291         2.97           1,707         1.72
                                  -------------   -----------   -------------   -----------   ------------   -----------


Total consumer loans and
  commercial business loans              17,469        13.46           16,153        14.57          11,693        11.82
                                  -------------   -----------   -------------   -----------   ------------   -----------


Total gross loans                       129,727       100.00%         110,920       100.00%         98,960       100.00%
                                  -------------                 -------------                 ------------


Less:
  Deferred fees and discounts              (285)                         (277)                        (275)
  Allowance for loan losses              (1,069)                         (886)                        (866)
                                  -------------                 -------------                 ------------


Total loans receivable, net            $128,373                      $109,757                      $97,819
                                  =============                 =============                 ============

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.





                                                                            At June 30,
                                                      2002                       2001                       2000
                                              Amount      Percent       Amount       Percent         Amount      Percent
                                          ------------- ----------- ------------    -----------    ----------   ----------
(Dollars in thousands) Fixed-rate loans:
  Real estate loans:
     One- to four-family                        $91,586       70.60%     $77,852       70.19%         $69,360      70.08%
     Commercial                                   6,587        5.08        3,589        3.23            2,840       2.87
     Construction and land                        2,554        1.97        1,979        1.78              616       0.62
     Multi-family                                 1,442        1.11        1,175        1.06            1,124       1.14
                                          -------------  ----------- -----------   ----------   -------------- -----------

  Total fixed-rate real estate loans            102,169       78.76       84,595       76.26           73,940      74.71

  Consumer loans
     Installment (1)                              5,611        4.32        6,128        5.53            4,865       4.92
     Home equity                                  6,957        5.36        6,138        5.53            4,631       4.68
     Passbook                                       545        0.42          596        0.54              490       0.50
  Commercial business loans                       4,356        3.36        3,291        2.97            1,707       1.72
                                          -------------  ----------- -----------   ----------   -------------- -----------

Total fixed-rate loans                          119,638       92.22      100,748       90.83           85,633      86.53
                                          -------------   ----------- ----------   ----------   -------------- -----------

Adjustable-rate loans
  Real estate loans:
     One- to four-family                          7,248        5.59        8,484        7.65           11,336      11.46
     Commercial real estate                       2,177        1.68        1,650        1.49            1,862       1.88
     Construction and land                          449        0.34          ---         ---              129        ---
     Multi-family                                   215        0.17           38        0.03              129       0.13
                                           ------------  ----------- ------------ ----------- --------------   -----------

Total adjustable-rate loans                      10,089        7.78       10,172        9.17           13,327      13.47

Total gross loans                               129,727      100.00%     110,920      100.00%          98,960     100.00%
                                           ------------  ----------- -----------  -----------   -------------- -----------


Less:
  Deferred fees and discounts                      (285)                    (277)                       (275)
  Allowance for loan losses                      (1,069)                    (886)                       (866)
                                           ------------             -------------              --------------


Total loans receivable, net                    $128,373                 $109,757                     $97,819
                                         ==============             ============               ===============

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.


     One- to Four-Family Residential Loans. The Bank of Greene County's primary lending activity is the origination of one- to four-family residential mortgage loans collateralized by property located in The Bank of Greene Countys primary market area. One- to four-family residential mortgage loans refer to loans collateralized by single-family residences; by contrast, multi-family loans refer to loans secured by multi-family units, such as apartment buildings. Generally, one- to four-family residential mortgage loans are made in amounts up to 89.9% of the appraised value of the property. However, The Bank of Greene County will originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance. For the year ended June 30, 2002, less than one percent of the one- to four-family mortgage loans originated by The Bank of Greene County were originated with loan-to-value ratios over 89.9%. For the year ended June 30, 2002, The Bank of Greene County originated 75%to 80% in one- to four-family residential mortgage loans with loan-to-value ratios of 80% or more but without private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years The Bank of Greene County has been successful in marketing and originating such loans with 15-year terms. One- to four-family fixed-rate loans are offered with both a monthly and bi-weekly payment feature. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on all properties collateralizing real estate loans made by The Bank of Greene County.


     At June 30, 2002, virtually all of The Bank of Greene County's one- to four-family residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market. However, generally the one- to four-family residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market. To the extent fixed rate one- to four-family residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would be lower than the rates paid by The Bank of Greene County for deposits and borrowings, which could result in lower net interest income.



     The Bank of Greene County currently offers one- to four-family residential mortgage loans with fixed and adjustable interest rates. Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, The Bank of Greene County's interest rate gap position, and loan products offered by The Bank of Greene County's competitors. Particularly, in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to adjustable-rate loans. Single-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that The Bank of Greene County's single-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.



     The Bank of Greene County's adjustable-rate mortgage ("ARM") loans currently provide for maximum rate adjustments of 150 basis points per year and 600 basis points over the term of the loan. The Bank of Greene County offers ARM loans with initial interest rates that are below market, referred to as "teaser rates." However, in underwriting such loans, borrowers are qualified at the full index rate. Generally, The Bank of Greene County's ARM loans adjust every year. After origination, the interest rate on such ARM loans is reset based upon a contractual spread or margin above the average yield on one-year United States Treasury securities, adjusted to a constant maturity, as published weekly by the Federal Reserve Board.


     ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2002, $7.2 million, or 5.59% of The Bank of Greene County's loan portfolio consisted of one- to four-family residential loans with adjustable interest rates, compared to $91.6 million, or 70.6% of the loan portfolio comprised of one- to four-family residential loans with fixed interest rates. The Bank of Greene County's willingness and capacity to originate and hold in portfolio fixed rate one- to four-family residential mortgage loans has enabled it to generate various loan fees and expand customer relationships in the current low interest rate environment where borrowers have generally preferred fixed rate mortgage loans. However, as noted above, to the extent The Bank of Greene County retains fixed rate one- to four-family residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would be lower than the rates paid by The Bank of Greene County for deposits and borrowings, which could result in lower net interest income.


     The Bank of Greene County originates construction to permanent loans to homeowners for the purpose of construction of primary and secondary residences. The Bank of Greene County issues a commitment and has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum term of six months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 89.9% (or up to 95% with private mortgage insurance), of the completed project. The Bank of Greene County began offering loans collateralized by undeveloped land during fiscal year 2001. The acreage associated with such loans is limited. These land loans generally are intended for future sites of primary or secondary residences.

     Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays may further impair the borrower's ability to repay the loan.


     The Bank of Greene County's residential mortgage loan originations are generally obtained from The Bank of Greene County's loan representatives operating in its branch offices through their contacts with existing or past loan customers, depositors of The Bank of Greene County, attorneys and accountants who refer loan applications from the general public, and local realtors. The Bank of Greene County has hired a loan originator who calls upon customers during non-banking hours and at locations convenient to the customer.


     All one- to four-family residential mortgage loans originated by The Bank of Greene County include "due-on-sale" clauses, which give The Bank of Greene County the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.


     At June 30, 2002, $98.8 million, or 76.19% of The Bank of Greene County's loan portfolio, consisted of one- to four-family residential mortgage loans. Approximately $314,000 of such loans (representing seven loans) were included in nonperforming loans as of that date.


     Commercial Real Estate and Multifamily Loans. At June 30, 2002, $ 8.8 million, or 6.76%, of the total loan portfolio consisted of commercial real estate loans. Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank of Greene County originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is generally 75%. At June 30, 2002, the largest commercial mortgage loan had a principal balance of $861,900 and was a construction to permanent loan for a firehouse. There were no commercial real estate loans included in nonperforming loans.



     In underwriting commercial real estate loans, The Bank of Greene County reviews the expected net operating income generated by the real estate to ensure that it is generally at least 110% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower's business experience. The Bank of Greene County's policy is to require personal guarantees from all commercial real estate borrowers.

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



     The Bank of Greene County originates a limited number of multi-family loans, which totaled $1.7 million, or 1.28% of The Bank of Greene County's total loans at June 30, 2002. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County's primary market area. There were no multi-family loans included in nonperforming loans. The Bank of Greene County's underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.



Consumer Loans.
     The Bank of Greene County's consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years. At June 30, 2002 consumer loans totaled $13.1 million, or 10.10% of the total loan portfolio. Approximately $18,886 of such loans (representing five loans) were included in nonperforming loans as of that date.


     Consumer loans generally have shorter terms and higher interest rates than one- to four-family mortgage loans. In addition, consumer loans expand the products and services offered by The Bank of Greene County to better meet the financial services needs of its customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.


         The Bank of Greene County's underwriting procedures for consumer loans includes an assessment of the applicant's credit history and an assessment of the applicant's ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The Bank of Greene County underwrites its consumer loans internally, which The Bank of Greene County believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources. At this time, The Bank of Greene County does not purchase loans from any external sources.



     The Bank of Greene County offers fixed and adjustable-rate home equity loans that are collateralized by the borrower's residence. Home equity loans are generally underwritten with terms not to exceed 15 years and under the same criteria that The Bank of Greene County uses to underwrite one- to four-family fixed rate loans. Home equity loans may be underwritten with terms not to exceed 15 years and with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $50,000 unless approved by the Board of Directors. The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. At June 30, 2002, the outstanding balance of home equity loans totaled $7.0 million, or 5.36% of The Bank of Greene County's total loan portfolio. There were no home equity loans included in nonperforming loans.



     Commercial Business Loans. The Bank of Greene County also originates commercial business loans up to 10 years at fixed and adjustable-rates. The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which may consist of receivables, inventory and equipment. The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial business borrowers. The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan. At June 30, 2002, The Bank of Greene County had $4.4 million of commercial business loans representing 3.36% of the total loan portfolio. On such date, the average balance of The Bank of Greene Countys commercial business loans was approximately $36,300. The largest commercial business loan had a balance of $560,000 and represented a fire truck loan for a local fire district. At June 30, 2002, The Bank of Greene County's commercial loan portfolio included 121 loans collateralized by real estate, fire trucks, or other equipment. There were no commercial business loans included in nonperforming loans.



     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on fixed-rate loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.


     Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2002 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. Lines of credit with no specified maturity date are included in the category "within one year".

     The following table illustrates the future maturities of such loans at June 30, 2002.



                                            1 Year      3 Years     5 Years
                                 Within     Through     Through      Through      Beyond
                                 1 Year     3 Years     5 Years     10 Years     10 Years      Total
                                --------   --------- -----------  -----------   ----------    ------
(Dollars in thousands) Real estate loans:
  One- to four-family             $6,844      $1,504     $2,911     $10,258        $77,317      $98,834
  Commercial                       1,693         332        149       1,137          5,453        8,764
  Construction and land              ---         ---        ---          80          2,923        3,003
  Multi-family                       236          33         59         ---          1,329        1,657
                                --------  ---------- ---------- -------------     --------  -----------

Total real estate loans            8,773       1,869      3,119      11,475         87,022      112,258

Consumer loans                     1,229       2,797      3,319       2,439          3,329       13,113

Commercial business loans            804         550      1,321         623          1,058        4,356

                                --------  ---------- ---------- -------------     --------  -----------

Total loan portfolio             $10,806      $5,216     $7,759     $14,537        $91,409     $129,727
                                ========  ========== ==========   ===========    ==========  ==========


     The total amount of the above loans due after June 30, 2003 which have fixed-rate interest rates is $117.1 million while the total amount of loans due after such date which have adjustable interest rates is $1.8 million. The interest rate risk implications of Greene County Bancorp's substantial preponderance of fixed-rate loans is discussed in detail on pages 7-11 of Greene County Bancorp, Inc.'s 2002 Annual Report to Shareholders, which discussion is incorporated herein by reference.


     The  following  table  sets  forth  the  loan   origination  and  repayment
activities of The Bank of Greene County for the periods indicated. The Bank of Greene County did not purchase or sell any loans during the periods presented.



                                         For the Years Ended June 30,
                                       2002        2001           2000
                                    ---------   ----------    ---------
(Dollars in thousands) Originations by type:
  Adjustable rate loans
     One- to four-family                $466          $409         $541
     Commercial real estate            1,398           252           51
     Construction and land               449           ---          ---
     Multi-family                        185            10           17
                                    ---------    ----------    ---------

  Total adjustable rate loans          2,498           671          609

  Fixed rate loans
     One- to four-family              27,589        17,123       15,910
     Commercial real estate            5,496         1,485        1,682
     Construction and land             3,871         4,405        4,512
     Multi-family                        701           145          483
     Installment                       4,354         5,630        4,317
     Home equity                       3,800         3,311        1,610
     Passbook                            415           431          450
     Commercial business               4,099         3,286        2,235
                                    ---------    ----------    ---------

  Total fixed rate loans              50,325        35,816       31,199

  Total loans originated              52,823       $36,487      $31,808
                                    ---------    ----------    ---------


Repayments:
     One- to four-family              15,557        11,892        9,900
     Commercial real estate            3,369         1,200        1,016
     Construction and land             3,296         3,042        5,550
     Multi-family                        442           195           88
     Installment                       4,871         4,367        4,213
     Home equity                       2,981         1,804        1,668
     Passbook                            466           325          485
     Commercial business               3,034         1,702        1,758
                                    ---------    ----------    ---------


  Total repayments                    34,016        24,527       24,678
                                    ---------    ----------    ---------


Net increase in loans                $18,807       $11,960       $7,130
                                    =========    ==========    =========




     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of The Bank of Greene County. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. The Executive Committee or the full Board of Directors must approve all residential loans over $200,000.




     The Board annually approves independent appraisers used by The Bank of Greene County. For larger loans, The Bank of Greene County may require an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is The Bank of Greene County's policy to require hazard insurance on all mortgage loans.



     Loan Origination Fees and Other Income. In addition to interest earned on loans, The Bank of Greene County receives loan origination fees. Such fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.



     In addition to loan origination fees, The Bank of Greene County also receives other income that consists primarily of deposit accountservice charges, ATM fees and loan payment late charges. The Bank of Greene County also installs, maintains and services merchant bankcard equipment for local retailers and is paid a percentage of the transactions processed using such equipment.


     Loans to One Borrower. Savings banks are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank of Greene County's policy provides that loans to one borrower (or related borrowers) should not exceed 10% of The Bank of Greene County's capital and reserves.


     At June 30, 2002, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a commercial real estate loan of $861,000 for the construction of a firehouse.The loan comprising the lending relationship was performing in accordance with its terms as of June 30, 2002.




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


     Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as non-performing. Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status. Other real estate owned is included in non-performing assets. At June 30, 2002, The Bank of Greene County had non-performing loans of $332,867 and a ratio of non-performing loans to total loans of 0.26%.



     Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO is charged against earnings. At June 30, 2002, The Bank of Greene County's OREO totaled $30,229 and its ratio of non-performing assets to total assets was 0.16%.



     The following table sets forth delinquencies in The Bank of Greene County's loan portfolio at June 30, 2002. When a loan is delinquent 90 days or more, The Bank of Greene County fully reverses all accrued interest thereon and ceases to accrue interest thereafter. A loan is not removed from nonaccrual status until the loan is current and evidence supports the borrower's ability to maintain a current status. The Bank of Greene County also had a single one- to four-family real estate loan that amounted to $51,599 classified as nonaccrual which was in the 60 to 89 days delinquent category at June 30, 2002. For all the dates indicated, The Bank of Greene County did not have any material restructured loans.

                                                                                Percentage
                                                                Dollar           of loan
                                                  Number        amount          category
                                              ------------   -----------        -----------
60 to 89 days delinquent
Real estate:
    One- to four-family                                   9      $547,209           80.1%
    Commercial                                            1        33,551            4.9
    Construction and land                               ---           ---            ---
    Multi-family                                        ---           ---            ---
Installment                                               7        20,140            3.0
Home equity                                               2        82,037           12.0
Commercial business                                     ---           ---            ---
                                                  ----------   ----------     ------------

Total loan delinquency 60 to 89 days                     19       682,937          100.0

90 days and over delinquent
Real estate:
    One- to four-family                                   6       262,382           93.3
    Commercial                                          ---           ---            ---
    Construction and land                               ---           ---            ---
    Multi-family                                        ---           ---            ---
Installment                                               5        18,886            6.7
Home equity                                             ---           ---            ---
Commercial business                                     ---           ---            ---
                                                  ----------   -----------    ------------

Total loan delinquency 90 days and over                  11       281,268           100.0

Total loans delinquent over 60 days Real estate:
    One- to four-family                                  15       809,591           84.0
    Commercial                                            1        33,551            3.5
    Construction and land                               ---           ---            ---
    Multi-family                                        ---           ---            ---
Installment                                              12        39,026            4.0
Home equity                                               2        82,037            8.5
Commercial business                                     ---           ---            ---
                                                  ----------   -----------    ------------

Total loans delinquent over 60 days                      30      $964,205          100.0%
                                                  ==========   ===========    ============


     Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated. The Bank of Greene County had no accruing loans delinquent more than 90 days at June 30, 2002, 2001, and 2000.





                                                             At June 30,
                                                 2002             2001             2000
                                              ----------      -----------       ----------

Nonaccruing loans:
    Real estate loans
       One- to four-family                     $313,981          $660,607        $495,909
       Commercial real estate                       ---            71,711         155,002
    Installment and home equity                  18,886            11,150          20,801
    Commercial business                             ---               ---             ---
                                              ---------       -----------       ----------

Total nonaccruing loans                         332,867           743,468         671,712

Real estate owned:
    Real estate loans
       One- to four-family                          ---               ---          42,133
       Commercial real estate                    30,229            30,229             ---
    Commercial business                             ---               ---         109,000
                                              ---------       -----------       ----------

Total real estate owned                          30,229            30,229         151,133

                                              ---------       -----------       ----------

Total non-performing assets                    $363,096          $773,697         $822,845
                                              =========       ===========       ==========


Total as a percentage of total assets             0.16%             0.42%            0.49%





     During the year ended June 30, 2002, gross interest income of $9,700 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent during the year ended June 30, 2002.


     Classification of Assets. Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered to be of lesser quality. Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve and/or charge-off is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."




     When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it establishes a valuation allowances or "loss reserves" in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When The Bank of Greene County classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount. The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations. At June 30, 2002, The Bank of Greene County had $74,000 in loans classified as substandard and no other classified assets.



     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene Count's allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to noninterest expense) and is reduced by net charge-offs. At June 30, 2002, the total allowance was $1,068,734, which amounted to 0.83% of total net loans receivable and 321.07% of nonperforming loans. Management will continue to monitor and modify the level of the allowance for loan losses. For the year ended June 30, 2002, The Bank of Greene County's charge-offs amounted to $52,257. For the years ended June 30, 2001 and 2000, The Bank of Greene County's charge-offs amounted to $76,915 and $65,557, respectively.



     The Bank of Greene County may require an environmental site assessment to be performed by an independent professional for non-residential mortgage loans. It is also The Bank of Greene County's policy to require title and hazard insurance on all mortgage loans. In addition, The Bank of Greene County may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to The Bank of Greene County's loan policies must be made in accordance with the limitations set out in each policy. Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.




                                                                       For the Years Ended June 30,
                                                               2002                 2001                2000
                                                          -------------          -----------       ------------

Balance at the beginning of period                             $886,081             $866,443            $791,897

Charge-offs:
  One- to four-family real estate                                   ---                  ---                 ---
  Commercial real estate                                            ---               26,432                 ---
  Installment                                                    49,877               50,483              65,557
  Home equity                                                     2,380                  ---                 ---
  Commercial business                                               ---                  ---                 ---
                                                            -----------          -----------         -----------

Total charge-offs                                                52,257               76,915              65,557

Recoveries:
  One- to four-family real estate                                   ---                  ---                 ---
  Installment                                                    16,010               36,553               5,103
                                                            -----------          -----------         -----------

Total recoveries                                                 16,010               36,553               5,103

Net charge-offs                                                  36,247               40,362              60,454
                                                            -----------          -----------         -----------

Additions charged to operations                                 218,900               60,000             135,000
                                                            -----------          -----------         -----------

Balance at end of period                                     $1,068,734             $886,081            $866,443
                                                            ===========          ===========         ===========


Ratio of net charge-offs to average loans outstanding             0.03%                0.04%               0.06%
Ratio of net charge-offs to nonperforming assets                  9.98%                5.22%               7.35%
Allowance for loan loss to nonperforming loans                  321.07%              119.18%             128.99%
Allowance for loan loss to net loans                              0.83%                0.81%               0.89%



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




                                June 30, 2002                        June 30, 2001                          June 30, 2000
                                             Percent                             Percent                                Percent
                                               of                               of loans                                  of
                                             loans                                                                       loans
                                    Loan     in each                    Loan     in each                        Loan    in each
                         Amount   amounts   category        Amount    amounts   category            Amount    amounts  category
                           of                                 of                                     of
                       loan loss     by     to total      loan loss     by      to total          loan loss     by     to total
                       allowance  category   loans        allowance  category     loans           allowance  category   loans
(Dollars in thousands)
One- to four-family         $488   $98,834     76.2%           $467   $86,336       77.8%               $442   $80,696    81.5%
Commercial real              182     8,764      6.8             120     5,239        4.7                 105     4,702     4.8
estate
Construction and land          7     3,003      2.3              13     1,979        1.8                   4       616     0.6
Multi-family                  18     1,657      1.3              10     1,213        1.1                  22     1,253     1.3
Installment                   92     5,611      4.3             100     6,128        5.5                 121     4,865     4.9
Home equity                   38     6,957      5.4              32     6,138        5.5                   1     4,631     4.7
Passbook                       1       545      0.4               1       596        0.6                   1       490     0.5
Commercial business          191     4,356      3.3             136     3,291        3.0                  72     1,707     1.7
Specific                      24       ---      ---             ---       ---        ---                 ---       ---     ---
Unallocated                   28       ---      ---               7       ---        ---                  98      ----     ---
                       --------- ---------  --------     ---------- ---------   ---------        -----------  -------- --------
Totals                    $1,069  $129,727    100.0%           $886  $110,920      100.0%               $866   $98,960   100.0%
                       ========= =========  ========     ========== =========   =========        ===========  ======== ========



Securities Investment Activities


     Given The Bank of Greene County's substantial portfolio of fixed-rate residential mortgage loans, The Bank of Greene County maintains high balances of liquid investments for the purpose of mitigating interest rate risk. The Board of Directors establishes the securities investment policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.



     The Bank of Greene County's current policies generally limit securities investments to U.S. Government and agency securities, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds. In addition, The Bank of Greene County's policy permits investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations. The Bank of Greene County's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. The Bank of Greene County will only invest in securities rated "A" or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of occasional investments in smaller non-rated local bonds. The Bank of Greene County does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.



     At June 30, 2002, The Bank of Greene County had $66.1 million in investment securities, or 30.0% of total assets. SFAS No. 115 requires The Bank of Greene County to designate its securities as held to maturity, available for sale, or trading, depending on The Bank of Greene County's ability and intent regarding its investments. As of June 30, 2002, the entire investment securities portfolio was classified as available for sale. At June 30, 2002, The Bank of Greene County's mortgage-backed securities portfolio totaled $19.6 million, or 8.9% of total assets and The Bank of Greene County's asset-backed securities portfolio totaled $0.8 million, or 0.4% of total assets.


     Book Value of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.






                                                                          At June 30,
                                              2001                            2000                          1999
                                         Book      Percent            Book         Percent           Book        Percent
                                        value     of total            value        of total         value       of total
                                       --------- -----------       ------------   ----------       -----------  ---------
(Dollars in Thousands)
Investment securities, AFS
U.S. Treasuries                            $---         ---%             $1,005          2.1%           $4,684       10.4%
U.S. Government agencies                  14,862        22.5              1,794          3.7             5,190       11.6
State and political subdivisions           8,811        13.3              9,420         19.3             9,904       22.1
Mortgage-backed securities                19,564        29.6              8,783         18.0             6,000       13.4
Asset-backed securities                      818         1.3              3,300          6.7             4,915       11.0
Corporate debt securities                 20,760        31.4             23,432         47.9            12,812       28.6
Equity securities and other                1,274         1.9              1,141          2.3             1,303        2.9
                                       --------- -----------      -------------  -----------       -----------  ----------

Total investment securities, AFS         $66,089       100.0%           $48,875       100.0%           $44,808      100.0%
                                       ========= ===========      =============  ===========       ===========  ==========



     A discussion of management's decisions with respect to shifting investments among the various investment portfolios described above is set forth in Management's Discussion and Analysis on pages 13 and 14 of Greene County Bancorp, Inc.'s Annual Report to Shareholders, which discussion is incorporated herein by reference.


     Mortgage-Backed and Asset-Backed Securities. The Bank of Greene County purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. At June 30, 2002, mortgage-backed securities (including CMOs) totaled $19.6 million or 8.9% of total assets, all of which were classified as available for sale. At June 30, 2002, $15.2 million of the mortgage-backed securities were adjustable rate and $4.4 million were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 4.00% to 7.00%, a weighted average yield of 4.02% and a weighted average life (including pre-payment assumptions) of 2.5 years at June 30, 2002. The estimated market value of The Bank of Greene County's mortgage-backed securities at June 30, 2002 was $19.6 million, which was $204,760 more than cost.


     The pooling of mortgages and the issuance of a security with an interest rate that is based on the interest rate on the underlying mortgages create mortgage-backed securities. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although The Bank of Greene County focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as The Bank of Greene County, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of The Bank of Greene County.


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


     Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of The Bank of Greene County's mortgage-backed securities portfolio. Of The Bank of Greene County's $19.6 million mortgage-backed securities portfolio at June 30, 2002, $1.4 million with a weighted average yield of 6.08% had contractual maturities within five years, $2.9 million with a weighted average yield of 5.40% had contractual maturities of five to ten years and the remaining $15.3 million with a weighted average yield of 3.57% had contractual maturities more than 10 years. However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, The Bank of Greene County may be subject to reinvestment risk because, to the extent that The Bank of Greene County's securities prepay faster than anticipated, The Bank of Greene County may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving The Bank of Greene County of the ability to reinvest cash flows at the increased rates of interest.



     At June 30, 2002, The Bank of Greene County's portfolio of asset-backed securities totaled $0.8 million, or 0.4% of total assets, all of which were classified as available for sale. At June 30, 2002, all of the asset-backed securities were fixed rate. The portfolio had coupon rates ranging from 6.10% to 6.85%, a weighted average yield of 5.23% and a weighted average life (including prepayment assumptions) of 3.0 years at June 30, 2002. The estimated market value of The Bank of Greene County's asset-backed securities portfolio at June 30, 2002 was $0.8 million, which was $13,311 more than cost at such date.


     Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans. In the case of The Bank of Greene County, its asset-backed securities are collateralized by automobile loans and second-mortgage loans.



     Asset-backed securities provide The Bank of Greene County with a broad selection of fixed-income alternatives, most with higher credit ratings and less downgrade risk than corporate bonds and more stable cash flows than mortgage related securities.Prepayments and structure risk of asset-backed securities are less of a concern than CMO securities due to the shorter maturities of the underlying collateral promoting greater stability of payments.


     Of The Bank of Greene County's $0.8 million portfolio of asset-backed securities at June 30, 2002, $0.1 million with a weighted average yield of 5.76% had contractual maturities within 5 years, no asset-backed securities held in the portfolio had contractual maturities of 5 to 10 years, and the remaining $0.7 million with a weighted average yield of 5.17% had contractual maturities of more than 10 years.



     Mortgage Servicing Rights. In October 1999, The Bank of Greene County acquired for $1.2 million the mortgage servicing rights for one- to four-family mortgage loans with outstanding balances aggregating $179.2 million. A third-party provider performed the servicing associated with these loans. The Bank of Greene County purchased the mortgage servicing rights for the purpose of increasing its servicing fee income. In general, the market value of purchased mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, primarily because the estimated life of the loan and the estimated income from idle funds both increase as interest rates increase and decrease as interest rates decrease. Market interest rates declined in the period following The Bank of Greene County's purchase of the mortgage servicing rates and The Bank of Greene County elected to sell the mortgage servicing rights at a loss of $39,000 in August 2000. At June 30, 2002, The Bank of Greene County had no investments in mortgage servicing rights and The Bank of Greene County currently does not expect to invest in mortgage servicing rights in future periods.


Sources of Funds

     General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of securities, and proceeds from maturing securities and cash flows from operations are the primary sources of The Bank of Greene County's funds for use in lending, investing and for other general purposes.


     Deposits. The Bank of Greene County offers a variety of deposit accounts with a range of interest rates and terms. The Bank of Greene County's deposit accounts consist of savings, NOW accounts, money market accounts, certificates of deposit and non-interest bearing checking accounts. The Bank of Greene County also offers IRAs.


     At June 30, 2002, deposits totaled $183.7 million. At June 30, 2002, The Bank of Greene County had a total of $62.6 million in certificates of deposit, of which $49.1 million had maturities of one year or less. Although The Bank of Greene County has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and The Bank of Greene County's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.


     The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Deposits are obtained predominantly from the areas in which The Bank of Greene County's branch offices are located. The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County's ability to attract and retain deposits. The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, and print media. It generally does not solicit deposits from outside its market area. While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates. The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits. Historically, The Bank of Greene County has not used brokers to obtain deposits.


       The following table sets forth the deposit activities of The Bank of Greene County for the periods indicated.





                                              For the Years Ended June 30,
                                    2002                2001              2000
                                 -----------     ---------------    ---------------
(Dollars in thousands)
Opening balance                     $154,192            $133,460           $127,999
Deposits                             664,399             512,785            333,442
Withdrawals                          641,720             496,480            332,441
Interest credited                      6,843               4,427              4,460
Ending balance                       183,714             154,192            133,460
                                 -----------     ---------------    ---------------

Net increase                         $29,522             $20,732             $5,461
                                 ===========     ===============    ===============


Percent increase                      19.15%              15.53%              4.27%





     The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.


                                                                           At June 30,
                                                    2002                       2001                      2000
                                            Amount       Percent        Amount     Percent         Amount       Percent
                                            --------    ----------   ----------   ----------     -----------   ---------
(Dollars in thousands)
Transaction and savings deposits
   Demand deposits                           $22,067        12.0%       $18,418       11.9%          $12,344        9.3%
   Savings deposits                           70,825        38.5         57,021       37.0            53,892       40.4
   NOW deposits                               14,294         7.8         11,446        7.4             9,090        6.8
   Money market deposits                      13,883         7.6          9,194        6.0             6,189        4.6
                                          ----------    ----------    ---------  -----------     -----------  ----------

Total non-certificates of deposit            121,069        65.9%        96,079       62.3            81,515       61.1
                                          ----------    ----------    ---------  -----------     -----------  ----------


Certificate of deposit
  0.00 - 2.99%                                26,024        14.2            100        0.1               ---        ---
  3.00 - 3.99%                                16,369         8.9            430        0.3                77        0.1
  4.00 - 5.99%                                20,252        11.0         57,583       37.3            51,868       38.8
  6.00 - 7.99%                                   ---        ---             ---        ---               ---        ---
  8.00 - and over                                ---        ---             ---        ---               ---        ---
                                          ----------    ----------    ---------  -----------     -----------  ----------

Total certificates of deposit                 62,645        34.1         58,113       37.7            51,945       38.9
                                          ----------    ----------    ---------  -----------     -----------   ---------
Total deposits                              $183,714       100.0%      $154,192      100.0%         $133,460      100.0%
                                          ==========    ==========    =========  ===========     ===========   =========


     The following table sets forth the amount and remaining maturities of The Bank of Greene County's certificates of deposit accounts at June 30, 2002.




                                      0.00-         3.00-        4.00-        6.00% or                Percent of
                                      2.99%         3.99%        5.99%        Greater        Total       Total
                                   ---------    ----------    ---------    -----------   ---------   ------------
(Dollars in thousands)
Certificates of deposit
Maturity in quarter ended:
  September 30, 2002                  $7,319        $2,136       $7,600           $---     $17,055          27.2%
  December 31, 2002                    9,553         3,063        4,398            ---      17,014          27.2
  March 31, 2003                       3,640         2,399        2,734            ---       8,773          14.0
  June 30, 2003                        2,973         1,207        2,103            ---       6,283          10.0
  September 30, 2003                   1,741         1,326          462            ---       3,529           5.6
  December 31, 2003                      747         2,220          286            ---       3,253           5.2
  March 31, 2004                          28         1,685          254            ---       1,967           3.2
  June 30, 2004                           23           432          493            ---         948           1.5
  September 30, 2004                     ---           352          242            ---         594           1.0
  December 31, 2004                      ---         1,074          298            ---       1,372           2.2
  March 31, 2005                         ---            36          352            ---         388           0.6
  June 30, 2005                          ---           206          185            ---         391           0.6
  Thereafter                             ---           233          845            ---       1,078           1.7
                                   ---------    ----------    ---------    -----------   ---------   ------------

  Total                              $26,024       $16,369      $20,252           $---     $62,645         100.0%
                                   =========    ==========    =========    ===========   =========   ============

Percent of total                      41.6%         26.1%        32.3%          ---%       100.0%


     Borrowed Funds. In the event that The Bank of Greene County requires funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank ("FHLB"). At June 30, 2002 The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $8,512,800 with the FHLB. Residential mortgages are pledged by The Bank of Greene County as collateral to secure The Bank of Greene County's line of credit and term borrowing. Interest on the line is determined at the time of borrowing. In addition to the overnight line of credit program, The Bank of Greene County also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. The advances are collateralized by all of The Bank of Greene County's stock and deposits in the FHLB and a general lien on one- to four-family mortgage loans, certain multi-family loans and U.S. Government Agency obligations in an aggregate amount equal up to 133% of outstanding advances. The maximum amount that the FHLB will advance to member institutions, including The Bank of Greene County, fluctuates from time to time in accordance with policies of the FHLB.

     The following table set forth certain information regarding borrowed funds. Balance Outstanding at June 30, 2002:

                                                   Maturity
        Amount                 Rate                 date
     -------------      ---------------        ------------
        $4,000,000        2.19% - fixed          01/14/2003
         2,500,000        6.82% - fixed          09/02/2004
         2,500,000        6.80% - fixed          10/04/2005
     -------------
        $9,000,000
     =============





Average daily balance outstanding:                           $6,841,096
Maximum amount outstanding during the year                   $9,000,000
Weighted average interest rate during the year                    5.57%
Weighted average interest at end of year                          4.76%





Personnel

     As of June 30, 2002, The Bank of Greene County had 74 full-time employees and 12 part-time employees. Greene County Bancorp, Inc. has no employees who are not also Bank employees. A collective bargaining unit does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.


FEDERAL AND STATE TAXATION

Federal Taxation

     General. Greene County Bancorp, MHC, Greene County Bancorp, Inc. and The Bank of Greene County are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to these entities.


         Method of Accounting. For federal income tax purposes, Greene County Bancorp, Inc. and The Bank of Greene County currently report income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing consolidated federal income tax returns.The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.


     Bad Debt Reserves. Prior to the 1996 Act, The Bank of Greene County was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at The Bank of Greene County's taxable income. As a result of the 1996 Act, The Bank of Greene County must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return.


     Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should The Bank of Greene County fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should The Bank of Greene County redeem its common stock, pay dividends or make distributions in excess of earnings and profits.


     At June 30, 2002, The Bank of Greene County's total federal pre-1988 reserve was approximately $2.1 million. This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made. A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.


     Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. For all loss years except those originating in 2001 and 2002, net operating losses can offset no more than 90% of AMTI. For loss years originating in 2001 and 2002, you can offset 100% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Greene County Bancorp, Inc. and The Bank of Greene County have not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.


     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years.At June 30, 2002, The Bank of Greene County had no net operating loss carry forward for federal income tax purposes.


     Corporate Dividends-Received Deduction. Greene County Bancorp, Inc. may exclude from its income 100% of dividends received from The Bank of Greene County as a member of the same affiliated group of corporations. Greene County Bancorp, MHC owns less than 80% of the outstanding Common Stock of Greene County Bancorp, Inc.. As such, Greene County Bancorp, MHC is not permitted to file a consolidated federal income tax return with Greene County Bancorp, Inc. and The Bank of Greene County. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.



State Taxation

     New York State Taxation - General. Greene County Bancorp, Inc. and The Bank of Greene County report income on a combined fiscal year basis to New York State. The New York State franchise tax on banking corporations is imposed in an amount equal to the greater of (a) 8.0% "entire net income" allocable to New York State (b) 3.0% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or
(d) $250. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. Greene County Bancorp, MHC files a separate New York State franchise tax return.


     Bad Debt Reserves. The Bank of Greene County is allowed to utilize the reserve method of accounting for New York State franchise tax purposes and is required to maintain two reserve accounts: the Reserve for Losses on
Nonqualifying Loans (the "NY NQL Reserve") and the Reserve for Losses on Qualifying Real Property Loans (the "NY QRPL Reserve"). The addition to the NY NQL Reserve must be computed under the "experience method". The addition to the NY QRPL Reserve may be computed under either the experience method or the "percentage of taxable income method" (the "PTI method"). The deduction under the PTI method is equal to 32.0% of entire net income (before the deduction for the bad debt reserve addition), which must first be allocated to the NY NQL Reserve. The balance, if any, is the allowable addition to the NY QRPL reserve, subject to a limitation based upon 6.0% of Qualifying Real Property Loans ("QRPL").



     Recapture of New York State Bad Debt Reserves. If The Bank of Greene County ceases to qualify as a "thrift institution" (as defined in the New York State tax law), or fails to hold at least 60.0% of its assets in "Qualifying Assets", it will no longer be entitled to use the reserve method and must recapture into entire net income a portion of its NY QRPL Reserve. The amount subject to recapture is generally equal to the excess of the NY QRPL Reserve over the federal QRPL Reserve as of December 31, 1995. The amount of The Bank of Greene County's NY QRPL Reserve subject to recapture is approximately $1.8 million. Since it is The Bank of Greene County's intention to continue to qualify as a thrift institution and to meet the 60.0% Qualifying Asset test, a deferred tax liability has not been established for the $153,000 New York State tax that would result from such failure.


     Net Operating Loss Deductions. For New York State franchise tax purposes, The Bank of Greene County is not entitled to carry back or forward net operating losses ("NOLs") incurred in taxable years ending before January 1, 2001. NOLs incurred in taxable years beginning on or after January 1, 2001 can be carried forward to the succeeding 20 taxable years and carried back to the five preceding years, however there is a $10,000 limitation on carry-backs.


     Corporate Dividends-Received Deduction. Similar to the federal rules, Greene County Bancorp, Inc. and The Bank of Greene County file a combined New York State franchise tax report and inter-company dividends will be eliminated. However, Greene County Bancorp, MHC does not own the requisite percentage (generally 80.0% or more) of the common stock of Greene County Bancorp, Inc. necessary to file on a combined basis with Greene County Bancorp, Inc.. As long as Greene County Bancorp, MHC owns more than 50.0% of the common stock of Greene County Bancorp, Inc., it is entitled to a full exclusion from taxation of dividend income related to subsidiary capital. Greene County Bancorp, MHC is entitled to a 50.0% dividends-received deduction if it owns 50.0% or less of the common stock of Greene County Bancorp, Inc..

                                   REGULATION

General

     The Bank of Greene County is a New York-chartered savings bank and the Federal Deposit Insurance Corporation through the Bank Insurance Fund ("BIF") insures its deposit accounts up to applicable limits. The Bank of Greene County is subject to extensive regulation by the New York State Banking Department (the "Department"), as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. The Bank of Greene County is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the New York Superintendent of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as mutual savings and loan holding companies, are subject to regulation by the Office of Thrift Supervision and are required to file reports with the Office of Thrift Supervision. Any change in such regulations, whether by the Department, the Federal Deposit Insurance Corporation, or the Office of Thrift Supervision could have a material adverse impact on The Bank of Greene County, Greene County Bancorp, Inc., or Greene County Bancorp, MHC.


     Certain of the regulatory requirements applicable to The Bank of Greene County, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are referred to below or elsewhere herein.

New York Bank Regulation

     Federal Deposit Insurance Corporation regulations and other federal law and regulations limit the exercise by a Federal Deposit Insurance Corporation-insured savings bank of the lending and investment powers under the New York State Banking Law. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an Federal Deposit Insurance Corporation insured state-chartered savings bank have been substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 and the Federal Deposit Insurance Corporation regulations issued pursuant thereto.



     The Bank of Greene County derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by Federal Deposit Insurance Corporation regulations. Under these laws and regulations, savings banks, including The Bank of Greene County, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in common stock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of investment securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations, which set forth specific investment authority. The Bank of Greene County has not elected to conduct its investment activities under the "prudent person" standard. A savings bank may also exercise trust powers upon approval of the Department.


     New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Department. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets. Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include, but are not limited to, requirements that (i)-certain loans must be approved in advance by a majority of the entire board of directors and the interested party must abstain from participating directly or indirectly in the voting on such loan,
(ii)-the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii)-the loan must not involve more than a normal risk of repayment or present other unfavorable features.


       Insurance of Accounts and Regulationby the Federal Deposit Insurance Corporation



     The Bank of Greene County is a member of the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation insures deposits up to applicable limits and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by Federal Deposit Insurance Corporation-insured institutions. It also may prohibit any Federal Deposit Insurance Corporation-insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious risk to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings banks, after giving the Superintendent an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

Regulatory Capital Requirements


     The Federal Deposit Insurance Corporation has adopted risk-based capital guidelines for banks under their supervision. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank of Greene County is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as The Bank of Greene County's "risk-based capital ratio". Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.


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


     In addition, the Federal Deposit Insurance Corporation has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Deposit Insurance Corporation may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.



     At June 30, 2002, The Bank of Greene County exceeded all regulatory capital requirements.


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

Limitations on Dividends and Other Capital Distributions

     The Federal Deposit Insurance Corporation has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law restricts The Bank of Greene County from declaring a dividend, which would reduce its capital below (i) the amount required to be maintained by state and federal law and regulations, or (ii) the amount of The Bank of Greene County's liquidation account established in connection with the December 1998 Reorganization. New York law also prescribes that dividends declared by a stock savings bank in any calendar year shall not exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, plus any required transfer to surplus or for the retirement of any preferred stock, unless approved by the Superintendent.


Prompt Corrective Action

     The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).



    Based on the foregoing, The Bank of Greene County is currently classified as a "well capitalized" savings institution.


Activities and Investments of Insured State-Chartered Banks


     Federal law generally limits the activities and equity investments of Federal Deposit Insurance Corporation-insured, state-chartered banks to those that are permissible for national banks, notwithstanding state laws.Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is the direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.



     Federal law and Federal Deposit Insurance Corporation regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as The Bank of Greene County, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of June 30, 2002, The Bank of Greene County had no securities pursuant to this exception.

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

Holding Company Regulation

     Generally. Federal law allows a state savings bank, such as The Bank of Greene County that qualifies as a "Qualified Thrift Lender" discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners' Loan Act (the "HOLA"). Such election results in its holding company being regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. Greene County Bancorp, Inc. and Greene County Bancorp, MHC have made such election by converting from a Delaware corporation and a New York mutual holding company to a federal corporation and federal mutual holding company, respectively, effective May 15, 2001. Greene County Bancorp, Inc. and Greene County Bancorp, MHC savings and loan holding companies are within the meaning of HOLA. As such, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are registered with the Office of Thrift Supervision and are subject to the Office of Thrift Supervision regulations, examinations, supervisions and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Greene County Bancorp, Inc. and Greene County Bancorp, MHC and any nonsavings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are generally not subject to state business organization law.



     Permissible Activities. Under the HOLA and Office of Thrift Supervision regulations and policies, a federal mid-tier holding company such as Greene County Bancorp, Inc. is permitted to, among other things: (i) own a savings association or savings bank; (ii) acquire a mutual institution; (iii) merge with or acquire another mutual holding company, one of whose subsidiaries is a savings institution; (iv) acquire non-controlling amounts of the stock of savings institutions and savings institution holding companies, subject to certain restrictions; (v) invest in any corporation that a savings association may invest in under federal law or under the law of any state where the savings association has its home office; (vi) furnish or perform management services for a savings institution subsidiary; (vii) hold, manage or liquidate assets owned or acquired from a savings institution subsidiary of such company; (viii) hold or manage properties used or occupied by a savings institution subsidiary of such company; and (ix) act as trustee under deed or trust. In addition, a federal mutual holding company may engage in any other activity that is permissible for bank holding companies under the Bank Holding Company Act, or in which multiple savings and loan companies may engage. Finally, under recently enacted financial modernization legislation, federal mutual holding companies may engage in any activity in which a financial holding company may engage, including maintaining an insurance agency, escrow business and underwriting securities and insurance. Moreover, a federal mutual holding company may engage in the activities of a financial holding company without having to make financial holding company election that is applicable to bank holding companies. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed-above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.



     Holding Company Regulatory Capital Requirements. Greene County Bancorp, Inc., as a mutual savings and loan holding company, does not have any regulatory capital requirements.



     Mergers and Acquisitions. The Home Owners' Loan Act prohibits a savings and loan holding company, including Greene County Bancorp, Inc. and Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. The Home Owners' Loan Act also prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, or from acquiring such an institution or company by merger, consolidation, or purchase or its assets, without the prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire other financial institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the acquiror and the merging institution, the convenience and needs of the community and competitive factors.


     The Office of Thrift Supervision is prohibited from approving any acquisitions that would result in multiple savings and loan holding companies controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state or target savings institution specifically permit such acquisitions.The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.



     Payment of Cash Dividends. Office of Thrift Supervision regulations generally do not restrict the ability of a savings and loan holding company to pay dividends. However, federal and state law do impose certain limitations on the payment by The Bank of Greene County, Greene County Bancorp, Inc.'s principal operating subsidiary, of cash dividends to Greene County Bancorp, Inc. (described herein).


     Waivers of Dividends by Greene County Bancorp, MHC. Office of Thrift Supervision regulations require Greene County Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its right to receive dividends. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such director's fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.


     Conversion of Greene County Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit Greene County Bancorp, MHC to convert from the mutual to the stock form of ownership (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention to plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Greene County Bancorp, Inc. (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of The Bank of Greene County would receive the right to subscribe for additional shares of the New Holding Company. Based upon the current Office of Thrift Supervision policy, in a Conversion Transaction, each share of Common Stock held by Greene County Bancorp, Inc.'s public stockholders ("Minority Shareholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Shareholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Shareholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.


     Stock Repurchases. The Office of Thrift Supervision imposes no restrictions on stock repurchases by Greene County Bancorp, Inc..



     Qualified Thrift Lender Test. In order for Greene County Bancorp, Inc. to be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), The Bank of Greene County must qualify as a "qualified thrift lender" under Office of Thrift Supervision regulations or satisfy the "domestic building and loan association" test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. The Bank of Greene County currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

Federal Securities Law

     The common stock of Greene County Bancorp, Inc. is registered with the SEC under the Securities Exchange Act of 1934. Greene County Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Greene County Bancorp, Inc. common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of Greene County Bancorp, Inc. may not be resold without registration or unless sold in accordance with certain resale restrictions. If Greene County Bancorp, Inc. meets specified current public information requirements, each affiliate of Greene County Bancorp, Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Community Reinvestment Act

     Under the Community Reinvestment Act, as amended, as implemented by Federal Deposit Insurance Corporation regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of a savings institution to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Bank of Greene County's latest CRA rating was "outstanding".



     The Bank of Greene County is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community which are substantially similar to those imposed by the CRA. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.



     The Bank of Greene County's NYCRA rating as of its latest examination was "outstanding".


Federal Home Loan Bank System


     The Bank of Greene County is a member of the Federal Home Loan Bank of New York, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.


     As a member, The Bank of Greene County is required to purchase and maintain stock in the FHLB of New York. At June 30, 2002, The Bank of Greene County had $1,121,100 of FHLB stock. The dividend rate from FHLB stock was 3.67% at June 30, 2002. No assurance can be given that such dividends will continue in the future at such levels.


     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of The Bank of Greene County's FHLB stock may result in a corresponding reduction in The Bank of Greene County's capital.


Reports to Security Holders

     Greene County Bancorp, Inc. files annual and quarterly reports with the SEC on Forms 10-KSB and 10-QSB, respectively. Greene County Bancorp, Inc. also files current reports on the Form 8-K with the SEC. Finally, Greene County Bancorp, Inc. files preliminary and definitive proxy materials with the SEC.


     The public may read and copy any materials filed by Greene County Bancorp, Inc. with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Greene County Bancorp, Inc. is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.


ITEM 2.  Description of Properties
------

     The Bank of Greene County currently conducts its business through six full-service banking offices. Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Operations Center, 302 Main Street, Catskill, New York. The following table sets forth The Bank of Greene County's offices as of June 30, 2002. The Bank of Greene County's current facilities are considered by management to be adequate for the needs of The Bank of Greene County and Greene County Bancorp, Inc. in the foreseeable future.





                                             Original                                 Net Book Value
                                Leased         Year               Date of             Of Property or
                                  or         Leased or             Lease                 Leasehold
Location                        Owned        Acquired            Expiration            Improvements
-----------------              -------       ---------       ----------------         ---------------
(Dollars in thousands)

Main Office (1)
Main & Church Streets
Catskill, NY 12414              Owned          1963                 ---                          $245

Full Service Branches
Coxsackie Branch
Route 385
West Coxsackie, NY 12051        Owned          1974                 ---                          $111

Cairo Branch
Main Street
Cairo, NY 12413                 Owned          1988                 ---                          $360

Greeneville Branch
Route 32
Greeneville, NY 12083           Owned          1997                 ---                        $1,012

Tannersville Branch
Main Street
Tannersville, NY 12485          Owned          2000                 ---                        $1,298

Westerlo Branch
Routes 141 & 143
Westerlo, NY 12193              Leased         2001          November 30, 2005                   $100

Operations Center
302 Main Street
Catskill, NY 12414              Owned          1999                 ---                          $554

(1) Includes adjacent parking lot

ITEM 3.  Legal Proceedings
------

     Greene County Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of Greene County Bancorp, Inc.


ITEM 4.  Submission of Matters to a Vote of Security Holders
------

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year under report.

                                     PART II


ITEM 5.  Market for Common Equity and Related Security Holder Matters
------

     The "Common Stock and Related Matters" section on pages 23-24 of Greene County Bancorp, Inc.'s Annual Report to Shareholders is incorporated herein by reference.



ITEM 6.
______    Management's  Discussion  and Analysis of Financial  Condition and
Results of Operations


     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 7-23 of Greene County Bancorp, Inc.'s Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.  Financial Statements
  ------

     The selected financial information for the year ended June 30, 2002 is filed as part of Greene County Bancorp, Inc.'s Annual Report to Shareholders on pages 5-6, and is incorporated by reference.



ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure _______

        None.


                                    PART III

ITEM 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
______   Compliance With Section 16(a) of the Exchange Act

     The "Proposal I - Election of Directors" section on pages 5-7 of Greene County Bancorp, Inc.'s definitive Proxy Statement for Greene County Bancorp, Inc.'s 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") is incorporated herein by reference.


ITEM 10.          Executive Compensation
--------

     The "Proposal I - Election of Directors" section on pages 8-9 of Greene County Bancorp, Inc.'s 2002 Proxy Statement is incorporated herein by reference.


ITEM 11.
-------
     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


     The "Proposal I - Election of Directors" section on page 5 of Greene County Bancorp, Inc.'s 2002 Proxy Statement is incorporated herein by reference.


ITEM 12.          Certain Relationships and Related Transactions
-------

     The "Transactions with Certain Related Persons" section on page 13 of Greene County Bancorp, Inc.'s 2002 Proxy Statement is incorporated herein by reference.


ITEM 13.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------

(a)(1)  Financial Statements
        --------------------
     The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows, all of which are included in the Annual Report to Shareholders (Exhibit 13):


     (A) Report of Independent Accountants - page 26

     (B) Consolidated Statements of Condition - page 27

     (C) Consolidated Statements of Income - page 28

     (D) Consolidated Statements of Comprehensive Income - page 29

     (E) Consolidated Statements of Changes in Shareholders' Equity - page 30

     (F) Consolidated Statements of Cash Flows - page 31

     (G) Notes to Consolidated Financial Statements - pages 32-47

(a)(2) Financial Statement Schedules
        -----------------------------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2002 is not deemed to be filed as part of this report except as expressly provided herein.

(b) Reports on Form 8-K

         None

(c)  Exhibits


     3.1   Certification  of  Incorporation  of  Greene  County  Bancorp,   Inc.
(incorporated herein by reference to Greene County Bancorp, Inc.'s Registration statement on SB-2, file No. 333-63681 (the "SB-2").



     3.2 Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.'s SB-2)


     4.0 Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)


     10.1 Employment Agreement with J. Bruce Whittaker (incorporated herein by reference to Greene County Bancorp, Inc.'s SB-2)



     10.2 Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.'s SB-2)


     13.0 Annual Report to Shareholders


     21.0 Subsidiaries of Greene County Bancorp, Inc.


     23.0 Consent of Experts

     99.1 Additional Exhibit

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GREENE COUNTY BANCORP, INC.


Date: April 16, 2003                                  By: /s/ J. Bruce Whittaker

                                                      __________________________
                                           President and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/ Michelle Plummer
     ---------------------
     Chief Financial Officer and Treasurer


Date:  April 16, 2003

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, J. Bruce Whittaker, President and Chief Executive Officer, certify that:


(1) I have reviewed this annual report on Form 10-KSB of Greene County Bancorp, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


-------------------                     ---------------------------------------
Date April 16, 2003                       J. Bruce Whittaker
                                          President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Michelle Plummer, Chief Financial Officer, certify that:


(7) I have reviewed this annual report on Form 10-KSB of Green County Bancorp, Inc.;

(8) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(9) Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(10) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(11) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(12) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


---------------------                                --------------------------
Date   April 16, 2003                                   Michelle Plummer
                                                     Chief Financial Officer

                                   EXHIBIT 13
                          ANNUAL REPORT TO SHAREHOLDERS

                                   EXHIBIT 21





                   SUBSIDIARIES OF GREENE COUNTY BANCORP, INC.





Company                                                            Percent Owned
________                                                          ______________



The Bank of Greene County            100.0% owned by Greene County Bancorp, Inc.

                                   EXHIBIT 23
                               CONSENT OF EXPERTS

                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-51538) of Greene County Bancorp, Inc. of our report dated July 26, 2002 except for Note 18, for which the date is April 16, 2003 relating to the financial statements of Greene County Bancorp, Inc., which appears in the Annual Report to Shareholders, which is included in this Form 10-KSB/A.

/s/ PricewaterhouseCoopers LLP


Albany, New York

April 16, 2003

                                  EXHIBIT 99.1


     Certification  of Chief  Executive  Officer  and  Chief  Financial  Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




     J. Bruce Whittaker, Chief Executive Officer and President and Michelle Plummer, Chief Financial Officer and Treasurer of Greene County Bancorp, Inc. each certify in his/her capacity as an officer of Greene County Bancorp, Inc. that he has reviewed the annual report on Form 10-KSB for the fiscal year ended June 30, 2002 and that to the best of his/her knowledge:


     1. the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Greene County Bancorp, Inc..




Date:  April 16, 2003                                    /s/ J. Bruce Whittaker

                                                         _______________________
                                          Chief Executive Officer and President



Date:  April 16, 2003                                      /s/ Michelle Plummer

                                                          _____________________
                                          Chief Financial Officer and Treasurer