Form 10QSB
period 2003-03-31
GREENE COUNTY BANCORP INC
filed 2003-05-15
CIK 1070524

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549
                      ________________________________

                                   FORM 10-QSB

              [x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                    OF 15(d) OF THE SECURITIES EXCHANGE ACT


                           GREENE COUNTY BANCORP, INC.

        (Exact name of small business issuer as specified in its charter)

                         Commission file number 0-25165



United States                                                     14-1809721
_____________                                                    _____________
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                        Identification Number)



302 Main Street, Catskill, New York                                   12414
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

Yes:       X                  No:
       _________                 __________

As of May 13, 2003, the registrant had 2,152,835 shares of common stock issued at $ .10 par value, and 2,034,203 were outstanding.

Transitional Small Business Disclosure
Format:  Yes:                          No:       X
       __________                      _______________

                           GREENE COUNTY BANCORP, INC.


INDEX


PART I.    FINANCIAL INFORMATION
                                                                           Page
Item 1.    Financial Statements
           * Consolidated Statements of Financial Condition                   3
           * Consolidated Statements of Income                              4-5
           * Consolidated Statements of Comprehensive Income                  6
           * Consolidated Statements of Changes in Shareholders' Equity       7
           * Consolidated Statements of Cash Flows                            8
           * Notes to Consolidated Financial Statements                    9-12

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of  Operations                                         12-23


Item 3.    Controls and Procedures                                        23-24

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 24

Item 2.    Changes in Securities and Use of Proceeds                         24

Item 3.    Defaults Upon Senior Securities                                   24

Item 4.    Submission of Matters to a Vote of Security Holders               24

Item 5.    Other Information                                                 24

Item 6.    Exhibits and Reports on Form 8-K                                  24

           Signatures                                                     25-29





                           Greene County Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                     As of March 31, 2003 and June 30, 2002
                                   (Unaudited)


                                                                        March 31, 2003                June 30, 2002

ASSETS
Cash and due from banks                                                     $8,854,803                   $7,408,150
Federal funds sold                                                          11,440,365                   10,423,871
                                                                           -----------                 --------------
    Total cash and cash equivalents                                         20,295,168                   17,832,021

Investment securities, at fair value                                        84,818,851                   66,088,530
Federal Home Loan Bank stock, at cost                                        1,121,100                    1,121,100

Loans                                                                      132,577,404                  129,727,150
Less: Allowance for loan losses                                             (1,117,627)                  (1,068,734)
      Unearned origination fees and costs, net                                (310,405)                    (285,132)
                                                                           -----------                 --------------
      Net loans receivable                                                 131,149,372                  128,373,284

Premises and equipment                                                       4,810,832                    4,963,621
Accrued interest receivable                                                  1,505,232                    1,452,104
Prepaid expenses and other assets                                              317,233                      296,691
Other real estate owned                                                         55,125                       30,229
                                                                           -----------                 --------------
               Total assets                                               $244,072,913                 $220,157,580
                                                                          ============                 ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits                                              $22,455,818                  $22,067,347
Interest bearing deposits                                                  183,732,590                  161,646,281
                                                                           -----------                 --------------
    Total deposits                                                         206,188,408                  183,713,628

Borrowings from FHLB                                                         8,000,000                    9,000,000
Accrued expenses and other liabilities                                       1,550,109                      911,959
Accrued income taxes                                                           114,771                      131,287
                                                                           -----------                 --------------
                Total liabilities                                          215,853,288                  193,756,874

Shareholders' equity
Preferred stock,
  Authorized 1,000,000 at March 31, 2003 and June 30, 2002;                        ---                          ---
  Common stock, par value $.10 per share;
  Authorized: 12,000,000 at March 31, 2003 and June 30, 2002;
  Issued: 2,152,835 at March 31, 2003 and June 30, 2002;
  Outstanding: 2,034,203 at March  31, 2003;
               2,024,835 at June 30, 2002                                      215,284                      215,284
Additional paid-in capital                                                  10,087,973                   10,084,621
Retained earnings                                                           18,272,230                   17,164,403
Accumulated other comprehensive income                                       1,383,033                      880,401
Less: Treasury stock (shares at cost) 118,632 at March 31, 2003;
                                      and 128,000 at June 30, 2002          (1,271,184)                  (1,371,527)
         Unearned stock-based compensation                                    (114,030)                    (156,791)
         Unearned ESOP shares (at cost) 40,853 at March 31, 2003;
                                      and 49,972 at June 30, 2002             (353,681)                    (415,685)
                                                                           -----------                 -------------

               Total shareholders' equity                                   28,219,625                   26,400,706
                                                                           -----------                 -------------

               Total liabilities and shareholders' equity                 $244,072,913                 $220,157,580
                                                                          ============                 =============

See notes to consolidated financial statements.




                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                              2003                         2002
Interest income:
    Loans                                                                   $2,375,401                    $2,298,935
    Investment securities                                                      428,903                       450,401
    Mortgage-backed securities                                                 288,963                       196,463
    Tax free securities                                                        121,621                       102,363
    Interest bearing deposits and federal funds sold                            46,266                        56,805
                                                                           -----------                 -------------
Total interest income                                                        3,261,154                     3,104,967

Interest expense:
    Interest on deposits                                                       945,273                     1,085,708
    Interest on borrowings                                                      96,889                       102,439
                                                                           -----------                 -------------
Total interest expense                                                       1,042,162                     1,188,147

Net interest income                                                          2,218,992                     1,916,820

Less: Provision for loan losses                                                 75,000                        60,000
                                                                           -----------                 -------------


Net interest income after provision for loan losses                          2,143,992                     1,856,820
                                                                           -----------                 -------------


Noninterest income:
    Service charges on deposit accounts                                        386,493                       280,692
    Other operating income                                                     213,914                       190,231
                                                                           -----------                 -------------
Total noninterest income                                                       600,407                       470,923

Noninterest expense:
    Salaries and employee benefits                                           1,022,784                       814,621
    Occupancy expense                                                          111,593                        94,588
    Equipment and furniture expense                                            149,951                       117,343
    Service and data processing fees                                           232,332                       195,215
    Office supplies                                                             42,461                        33,126
    Other                                                                      418,242                       464,623
                                                                           -----------                 -------------

Total noninterest expense                                                    1,977,363                     1,719,516

Income before provision for income taxes                                       767,036                       608,227

Provision for income taxes                                                     253,000                       140,500
                                                                           -----------                -------------


Net income                                                                    $514,036                      $467,727
                                                                           ===========                 =============


Basic EPS                                                                        $0.26                         $0.24
Basic average shares outstanding                                             1,982,123                     1,955,078

Diluted EPS                                                                      $0.25                         $0.23
Diluted average shares outstanding                                           2,038,278                     2,013,215

See notes to consolidated financial statements.





                           Greene County Bancorp, Inc.
                        Consolidated Statements of Income
                For the Nine Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                              2003                         2002
Interest income:
    Loans                                                                   $7,107,730                   $6,736,453
    Investment securities                                                    1,372,145                    1,510,448
    Mortgage-backed securities                                                 832,354                      489,403
    Tax free securities                                                        340,302                      308,009
    Interest bearing deposits and federal funds sold                           151,222                      275,448
                                                                           -----------                 --------------
Total interest income                                                        9,803,753                     9,319,761

Interest expense:
    Interest on deposits                                                     3,016,035                     3,493,245
    Interest on borrowings                                                     312,698                       274,088
                                                                           -----------                 --------------
Total interest expense                                                       3,328,733                     3,767,333

Net interest income                                                          6,475,020                     5,552,428

Less: Provision for loan losses                                                105,000                       158,900
                                                                           -----------                 --------------


Net interest income after provision for loan losses                          6,370,020                     5,393,528
                                                                           -----------                 --------------


Non-interest income:
    Service charges on deposit accounts                                      1,181,782                       756,428
    Other operating income                                                     649,269                       516,530
                                                                           -----------                 --------------
Total non-interest income                                                    1,831,051                     1,272,958

Non-interest expense:
    Salaries and employee benefits                                           2,822,008                     2,425,198
    Occupancy expense                                                          306,433                       274,203
    Equipment and furniture expense                                            436,726                       335,422
    Service and data processing fees                                           723,219                       590,306
    Office supplies                                                            107,977                       109,737
    Other                                                                    1,322,919                     1,320,637
                                                                           -----------                 --------------

Total non-interest expense                                                   5,719,282                     5,055,503

Income before provision for income taxes                                     2,481,789                     1,610,983

Provision for income taxes                                                     782,900                       417,900
                                                                           -----------                 --------------


Net income                                                                  $1,698,889                    $1,193,083
                                                                           ===========                 ==============


Basic EPS                                                                        $0.86                         $0.61
Basic average shares outstanding                                             1,978,535                     1,959,546

Diluted EPS                                                                      $0.84                         $0.59
Diluted average shares outstanding                                           2,033,029                     2,012,285
See notes to consolidated financial statements.





                           Greene County Bancorp, Inc.
                 Consolidated Statements of Comprehensive Income
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                               2003                          2002

Net income                                                                    $514,036                      $467,727
                                                                           -----------                 --------------


Other comprehensive income:

Unrealized holding gain / (loss)arising during the three months ended March 31,
           2003 and 2002, net of tax (expense) / benefit
           of ($11,112) and $196,712, respectively.                             13,610                      (295,069)
                                                                           -----------                 --------------

Total other comprehensive income (loss)                                         13,610                      (295,069)
                                                                           -----------                 ---------------


Comprehensive income                                                          $527,646                      $172,658
                                                                           ===========                 ==============







                           Greene County Bancorp, Inc.
                 Consolidated Statements of Comprehensive Income
                For the Nine Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                                               2003                          2002

Net income                                                                  $1,698,889                    $1,193,083
                                                                           -----------                 --------------
Other comprehensive income:

Unrealized holding gain arising during the nine months ended March 31, 2003 and
  2002, net of tax expense
  of $321,477 and $34,407, respectively.                                       502,632                       (51,608)
                                                                           -----------                 -------------

Total other comprehensive income (loss)                                        502,632                       (51,608)
                                                                           -----------                 --------------

Comprehensive income                                                        $2,201,521                    $1,141,475
                                                                           ===========                 ===============



See notes to consolidated financial statements.



                           Greene County Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                For the Nine Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                         Accumulated
                                               Additional                                    Other
                                Capital        Paid - In            Retained            Comprehensive
                                Stock           Capital             Earnings                 Income
Balance at
June 30, 2001                    $215,284      $10,188,573        $15,993,025                  $499,022


ESOP shares earned                                  25,988

Options exercised                                  (28,125)

MRP shares issued                                 (100,674)

Stock-based
compensation
earned

Treasury stock
Purchased

Dividends paid                                                       (481,334)

Net income                                                          1,193,083

Change in unrealized
gain, net                                                                                       (51,608)

                              -----------     ------------        -----------          -----------------

Balance at
March 31, 2002                   $215,284      $10,085,762        $16,704,774                  $447,414
                               ==========     ============        ===========         =================


Balance at
June 30, 2002                    $215,284      $10,084,621        $17,164,403                  $880,401

ESOP shares earned                                  85,992

Options exercised                                   (6,385)

MRP shares issued                                  (76,255)

Stock-based
compensation
earned


Dividends paid                                                       (591,062)

Net income                                                          1,698,889

Change in unrealized
gain,  net                                                                                      502,632

                               ----------     ------------        -----------         ----------------

Balance at
March 31, 2003                   $215,284      $10,087,973        $18,272,230                $1,383,033
                               ==========     ============        ===========          ================



                                Unearned                            Unearned                 Total
                              Stock-based        Treasury             ESOP               Shareholders'
                              Compensation        Stock              Shares                 Equity

Balance at
June 30, 2001                   ($229,753)     ($1,075,923)         ($496,638)              $25,093,590


ESOP shares earned                                                     60,834                    86,822

Options exercised                                  105,930                                       77,805

MRP shares issued                                  100,674                                         ---

Stock-based
compensation
earned                             58,708                                                        58,708

Treasury stock
Purchased                                         (531,125)                                    (531,125)

Dividends paid                                                                                 (481,334)

Net income                                                                                    1,193,083

Change in unrealized
gain, net                                                                                       (51,608)

                               ----------     ------------        -----------         ------------------

Balance at
March 31, 2002                  ($171,045)     ($1,400,444)        ($435,804)               $25,445,941
                              ============     ============        ===========         =================


Balance at
June 30, 2002                   ($156,791)     ($1,371,527)         ($415,685)              $26,400,706

ESOP shares earned                                                     62,004                   147,996

Options exercised                                   24,088                                       17,703

MRP shares issued                                   76,255                                         ---

Stock-based
compensation
earned                             42,761                                                        42,761


Dividends paid                                                                                 (591,062)

Net income                                                                                    1,698,889

Change in unrealized
gain,  net                                                                                      502,632

                              ------------     ------------        -----------         -----------------

Balance at
March 31, 2003                  ($114,030)     ($1,271,184)         ($353,681)              $28,219,625
                              ============     ============        ===========          ================


See notes to consolidated financial statements.





                           Greene County Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                             2003                        2002
Cash flows from operating activities:
Net Income                                                                  $1,698,889                    $1,193,083
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                              422,300                       340,175
     Net, amortization (accretion) of premiums (discount)                      305,108                        (2,774)
     Provision for loan losses                                                 105,000                       158,900
     ESOP and other stock-based compensation earned                            190,757                       145,530
     Gain on sale of other real estate                                         (59,771)                      (22,945)
     Net decrease in accrued income taxes                                      (16,516)                      (71,966)
     Net increase in accrued interest receivable                               (53,128)                      (37,471)
     Net increase in prepaid and other assets                                  (20,542)                      (58,949)
     Net increase in other liabilities                                         316,672                        62,188
                                                                           -----------                   ------------

          Net cash provided by operating activities                          2,888,769                     1,705,771

Cash flows from investing activities:
     Proceeds from maturities and calls of securities                       10,969,854                     4,155,123
     Purchases of securities and other investments                         (10,106,951)                   (8,736,012)
     Principal payments on securities                                          983,412                     2,611,077
     Principal payments on mortgage-backed securities                        6,305,160                     3,297,436
     Purchases of mortgage-backed securities                               (26,362,794)                  (13,209,625)
     Net increase in loans receivable                                       (2,936,213)                  (15,967,546)
     Proceeds from the sale of other real estate                                90,000                       110,144
     Purchases of premises and equipment                                      (269,511)                     (303,466)
                                                                           -----------                   ------------

          Net cash used in investing activities                            (21,327,043)                  (28,042,869)

Cash flows from financing activities:
     (Payment to) borrowing  from Federal Home Loan Bank                    (1,000,000)                    4,000,000
     Dividends paid                                                           (591,062)                     (481,334)
     Purchase of treasury stock                                                    ---                      (531,125)
     Proceeds from issuance of stock options                                    17,703                        77,805
     Net increase in deposits                                               22,474,780                    21,480,677
                                                                           -----------                  ------------

          Net cash provided by financing activities                         20,901,421                    24,546,023

Net increase (decrease) in cash and cash equivalents                         2,463,147                    (1,791,075)

Cash and cash equivalents at beginning of period                            17,832,021                    18,804,358
                                                                           -----------                   ------------


Cash and cash equivalents at end of period                                 $20,295,168                   $17,013,283
                                                                           ===========                   ============

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Financial Statements
As of and for the Three and Nine Months Ended March 31, 2003 and 2002


(1)      Basis of Presentation

The accompanying consolidated balance sheet information for June 30, 2002 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Bank of Greene County (the "Bank") at June 30, 2002. The consolidated financial statements at and for the three months and nine months ended March 31, 2003 and 2002 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.'s Annual Report on Form 10-KSB for the year ended June 30, 2002, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year's consolidated financial statements have been reclassified whenever necessary to conform to the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2003.

Greene County Bancorp, Inc.'s critical accounting policy relates to the allowance for loan losses (the "Allowance"). It is based on management's opinion of an amount that is intended to absorb losses in the existing portfolio. The allowance for loan losses is established through a provision for losses based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for the allowance for loan losses. However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

(2)      Nature of Operations

The Bank of Greene County has six full-service offices and an operations center located in its market area consisting of Greene County and southern Albany County, New York. The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County's market area, and investing such deposits, together with other sources of funds in loans and investment securities.

(3)      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of other real estate owned ("OREO").

While management uses available information to recognize losses on loans and OREO, future additions to the Allowance, or OREO write-downs, may be necessary based on changes in economic conditions, asset quality or other factors. In addition, various regulatory authorities, as an integral part of their examination process, periodically review The Bank Of Greene County's Allowance and the carrying value of OREO and other assets. Such authorities may require The Bank Of Greene County's. to recognize additions to the Allowance and/or write down the carrying value of OREO or other assets based on their judgments of information available to them at the time of their examination.

(4)      Earnings Per Share

Basic earnings per share ("EPS") on common stock are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive instruments (such as stock options and unvested restricted stock) became vested and (in the case of stock options) exercised during the period. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.



                                                           Weighted Average
                                                           Number of Shares
      Three Months Ended             Net Income             Outstanding            Earnings Per Share
      March 31, 2003:                  $514,036
          Basic EPS                                            1,982,123                       $0.26
          Diluted EPS                                          2,038,278                       $0.25


      March 31, 2002:                  $467,727
          Basic EPS                                            1,955,078                       $0.24
          Diluted EPS                                          2,013,215                       $0.23



                                                           Weighted Average
                                                           Number of Shares
      Nine Months Ended              Net Income             Outstanding            Earnings Per Share

      March 31, 2003:                $1,698,889
          Basic EPS                                            1,978,535                       $0.86
          Diluted EPS                                          2,033,029                       $0.84


      March 31, 2002:                $1,193,083
          Basic EPS                                            1,959,546                       $0.61
          Diluted EPS                                          2,012,285                       $0.59





(5)       Dividends

The Board of Directors declared a semi-annual $0.32 per share cash dividend on July 19, 2002, for shareholders of record August 15, 2002, payable September 1, 2002. The dividend reflected an annual cash dividend rate of $0.64 per share, which represented an increase from the previous annual cash dividend rate of $0.56 per share. The increase in the dividend paid out was a result of improved earnings as well as the waiver of such dividends by Greene County Bancorp, MHC, Greene County Bancorp, Inc.'s mutual holding company.

On January 21, 2003, the Board of Directors declared a semi-annual cash dividend of $0.34 per share of Greene County Bancorp, Inc.'s common stock. The dividend reflected an annual cash dividend rate of $0.68 per share, which represented an increase from the previous annual cash dividend rate of $0.64 per share. The dividend was for stockholders of record as of February 15, 2003, and was paid on March 1, 2003. Greene County Bancorp, Inc.'s mutual holding company has waived receipt of the cash dividend.


(7)  Impact of Inflation and Changing Prices

The consolidated financial statements of Greene County Bancorp, Inc. and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of Greene County Bancorp, Inc.'s operations. Unlike most industrial companies, nearly all the assets and liabilities of Greene County Bancorp, Inc. are monetary. As a result, interest rates have a greater impact on Greene County Bancorp, Inc.'s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

(8) Impact of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets", which requires acquired intangible assets (other than goodwill) to be amortized over their useful economic lives, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the statement. The adoption of this statement in fiscal 2003 had no material impact on Greene County Bancorp, Inc.'s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred. Under EITF Issue No. 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. In addition, Statement No. 146 establishes that the objective for the initial measurement of the liability is fair value. Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this statement had no impact on Greene County Bancorp, Inc.'s consolidated financial statements.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions", which no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". Instead, SFAS 72 goodwill would be accounted for in accordance with Statement No. 142, "Goodwill and Other Intangible Assets" and would be subject to an annual impairment test. SFAS 147 also amends Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope core deposit intangibles. Those intangible assets are now subject to the same recoverability and impairment loss recognition provisions that SFAS 144 requires for other long-lived assets. SFAS 147 was effective October 1, 2002. The adoption of SFAS 147 did not have a material impact on the financial statements.


In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the recognition of a liability by a guarantor at the inception of certain guarantees that it has issued and that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 does not have a material effect on the Company's financial statements since the Company does not issue such guarantees.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for condensed interim financial statements issued after December 15, 2002. The Company had not adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation as of March 31, 2003. Refer to Note 9 for required disclosures relating to stock-based compensation.

(9) Stock-Based Compensation

At March 31, 2003, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note nine of the financial statements and notes thereto for the year ended June 30, 2002. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123. No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.




                                                Three months ended         Nine months ended
                                                     March 31,                  March 31,
                                                  2003        2002         2003           2002

Net income, as reported                        $514,036    $467,727    $1,698,889     $1,193,083

Deduct: Total stock-based compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects                             8,649      11,634        25,947         34,902

  Pro forma net income                         $505,387    $456,093    $1,672,942     $1,158,181

Earnings per share:

Basic - as reported                               $0.26       $0.24         $0.86          $0.61
Basic - pro forma                                 $0.25       $0.23         $0.85          $0.59

Diluted - as reported                             $0.25       $0.23         $0.84          $0.59
Diluted - pro forma                               $0.25       $0.23         $0.82          $0.58

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in all periods presented: dividend yield of 3.0%, expected volatility of 29.54%, risk free interest rate of 4.78%, and expected term of 5 years.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


General

Greene County Bancorp, Inc.'s results of operations depend primarily on its net interest income, which is the difference between the income earned on Greene County Bancorp, Inc.'s loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by Greene County Bancorp, Inc.'s provision for loan losses, income and expense pertaining to other real estate owned, gains and losses from sales of securities, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges. Greene County Bancorp, Inc.'s noninterest expense consists principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect Greene County Bancorp, Inc.

Special Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements. Greene County Bancorp, Inc. desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in this Management's Discussion and Analysis and elsewhere in this quarterly report, describe future plans or strategies and include Greene County Bancorp, Inc.'s expectations of future financial results. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Greene County Bancorp, Inc.'s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors that could affect actual results include but are not limited to:

(a)   changes in general market interest rates,
(b)   general economic  conditions,
(c)   legislative and regulatory changes,
(d)   monetary and fiscal policies of the U.S. Treasury and the Federal Reserve;
(e) changes in the quality or composition of The Bank of Greene County's loan portfolio or the consolidated investment portfolios of The Bank of Greene
      County and Greene County Bancorp, Inc.,
(f)   deposit flows,
(g)   competition, and
(h)   demand for financial services in Greene County Bancorp, Inc.'s market area.


These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements, since results in future periods may differ materially from those currently expected because of various risks and uncertainties.

Comparison of Financial Condition as of March 31, 2003 and June 30, 2002

ASSETS

Total assets increased to $244.1 million at March 31, 2003 from $220.2 million at June 30, 2002, an increase of $23.9 million, or 10.9%. Growth was most significant in the loan and investment portfolios as well as to a lesser extent in the cash portfolio. Deposit growth funded the asset growth and appeared to be the result of continued reduced investment in the equity markets as investors appeared to continue to be conservative in their investment options choosing less risky cash products such as cash accounts like money market and savings accounts.


CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $20.3 million at March 31, 2003 from $17.8 million at June 30, 2002, an increase of $2.5 million, or 14.0%. The increase was a result of continued deposit inflows as noted above.

INVESTMENT SECURITIES

Investment securities increased to $84.8 million at March 31, 2003 as compared to $66.1 million at June 30, 2002, an increase of $18.7 million, or 28.3%. During the nine months ended March 31, 2003, the investment portfolio shifted toward mortgage-backed securities and state and political subdivision securities representing 46.8% and 15.6% of the portfolio, respectively, at March 31, 2003 as compared to 29.6% and 13.3% of the portfolio, respectively, at June 30, 2002. A shift away from corporate debt securities as a percentage of the total portfolio occurred between June 30, 2002 and March 31, 2003. Due to the potential credit problems of some corporations, Greene County Bancorp, Inc. has focused more heavily on debt with some form of guarantee such as a U.S. agency guarantee which often accompanies investments in mortgage-backed securities. Greene County Bancorp, Inc. has also shifted the portfolio toward more adjustable rate securities than in the past in an effort to provide some future interest rate risk protection in a rising rate environment. Investment securities represent 34.8% of total assets at March 31, 2003 as compared to 30.0% at June 30, 2002. The shift was partially a result of loan demand being slightly lower than inflows of deposits allowing Greene County Bancorp, Inc. to invest additional funds in investment securities. During the nine months ended March 31, 2003, Greene County Bancorp, Inc. purchased $26.4 million in mortgage-backed securities which were partially offset by the principal pay down of mortgage-backed securities of $6.3 million. Maturities or calls of investment securities, primarily U.S. government agencies, corporate and state and political subdivision securities amounted to $11.0 million for the nine months ended March 31, 2003, offsetting purchases of $10.1 million during the same period.


                                             Market value at       Percentage         Market value at        Percentage
                                              Mar. 31, 2003       of portfolio         June 30, 2002        of portfolio
(Dollars rounded to nearest thousand)
U.S. government agencies                             $12,771             15.0%                $14,862               22.5%
State and political subdivisions                      13,246             15.6                   8,811               13.3
Mortgage-backed securities                            39,652             46.8                  19,564               29.6
Asset-backed securities                                  329              0.4                     818                1.3
Corporate debt securities                             17,457             20.6                  20,760               31.4
                                             ---------------      ------------        ---------------       -------------

Total debt securities                                 83,455             98.4                  64,815               98.1

Equity securities and other                            1,364              1.6                   1,274                1.9

                                             ---------------      ------------        ---------------       -------------

Total available-for-sale securities                  $84,819            100.0%                $66,089              100.0%
                                             ===============      ============        ===============       =============

LOANS

Net loans receivable increased to $131.1 million at March 31, 2003 from $128.4 million at June 30, 2002, an increase of $2.7 million, or 2.1%. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Commercial real estate mortgages increased $1.7 million, or 19.3%, to $10.5 million at March 31, 2003 as compared to $8.8 million at June 30, 2002. Commercial mortgages and commercial loans as a percentage of total loans increased to 7.9% and 4.5%, respectively, at March 31, 2003 as compared to 6.8% and 3.3% at June 30, 2002 which caused residential mortgages and installment loans to decrease as a percentage of total loans to 78.0% and 3.4% respectively, at March 31, 2003, as compared to 79.8% and 4.3% at June 30, 2002. Loan demand continued to be strong, but grew at a slightly slower rate than experienced during fiscal 2002. The decrease in demand appeared to be the result of the overall weakened economic conditions.

                                                    At             Percentage                At              Percentage
                                               Mar. 31, 2003      of portfolio         June 30, 2002       of portfolio
(Dollars rounded to nearest thousand)
Real estate mortgages
   Residential                                      $103,439             78.0%               $103,494               79.8%
   Commercial                                         10,458              7.9                   8,764                6.8
Home equity loans                                      7,664              5.8                   6,957                5.4
Commercial loans                                       6,007              4.5                   4,356                3.3
Installment loans                                      4,450              3.4                   5,611                4.3
Passbook loans                                           559              0.4                     545                0.4
                                              ---------------      -------------         ---------------       -------------

Total loans                                         $132,577            100.0%               $129,727              100.0%
Less: Allowance for loan losses                       (1,118)                                  (1,069)
         Unearned origination fees and costs,           (310)                                    (285)
net
                                              ---------------                            ---------------

Net loans receivable                                $131,149                                 $128,373
                                              ===============                            ===============



ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County's allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. During the fiscal year ended June 30, 2002, and the nine months ended March 31, 2003 the level of the allowance for loan losses was affected by the growth of the loan portfolio and composition of the portfolio shifting to more commercial loans. These types of loans generally possess a higher degree of credit risk than traditional one-to-four family residential mortgage loans. Management also implemented improved procedures for pursuing delinquent and previously charged-off accounts during fiscal year 2002, which appeared to have helped reduce the effect of credit quality deterioration due to current economic weakness in the overall economy. Any increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.'s results of operations and financial condition.





                                                                Nine months ended            Nine months ended
                                                                  March 31, 2003              March 31, 2002
Allowance for loan losses
Balance at the beginning of the period                                $1,068,734                    $886,081
Charge-offs:
     Commercial real estate mortgage loans                                  ---                         ---
     Commercial loans                                                     13,319                        ---
     Home equity                                                            ---                        2,380
     Installment loans to individuals                                     99,712                      27,774
                                                                  --------------             ----------------

Total loans charged off                                                  113,031                      30,154

Recoveries:
     Commercial loans                                                     24,093                       ---
     Installment loans to individuals                                     32,831                      13,904
                                                                  --------------             ----------------

Total recoveries                                                          56,924                      13,904

                                                                  --------------             ---------------

Net charge-offs                                                           56,107                      16,250

Provisions charged to operations                                         105,000                     158,900
                                                                  --------------             --------------

Balance at the end of the period                                      $1,117,627                  $1,028,731
                                                                  ==============             ================


Ratio of net charge-offs to average loans outstanding                      0.04%                      0.01%
Ratio of net charge-offs to nonperforming assets                          15.37%                     12.15%
Allowance for loan loss to nonperforming loans                           360.49%                    994.18%
Allowance for loan loss to net loans receivable                            0.85%                      0.82%



Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered nonperforming. The Bank of Greene County had no accruing loans delinquent more than 90 days at March 31, 2003 or June 30, 2002.



Analysis of Nonaccrual Loans and Nonperforming Assets

                                                                At March 31, 2003            At June 30, 2002

Nonaccruing loans:
  Real estate mortgage loans:
       Residential mortgages loans (one- to four-family)                $271,613                    $313,981
       Commercial mortgage loans                                             ---                        ---
   Home equity                                                             2,104                        ---
   Commercial loans                                                       24,175                        ---
   Installment loans to individuals                                       12,141                      18,886
                                                               ------------------        -------------------


Total nonaccruing loans                                                  310,033                     332,867

Real Estate Owned:
     Commercial mortgage loans                                            55,125                      30,229
                                                               -----------------         ---------------------


Total real estate owned                                                   55,125                      30,229
                                                               -----------------         ---------------------


Total nonperforming assets                                              $365,158                    $363,096
                                                               =================         ====================


Total nonperforming assets
   as a percentage of total assets                                         0.15%                       0.16%

Total nonperforming loans to net loans receivable                          0.24%                       0.26%







At March 31, 2003, gross interest income of $6,700 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent at March 31, 2003.

DEPOSITS

Total deposits increased to $206.2 million at March 31, 2003 from $183.7 million at June 30, 2002, an increase of $22.5 million, or 12.2%. Savings accounts experienced the most significant dollar growth between June 30, 2002, and March 31, 2003, increasing $10.9 million, or 15.4%, to $81.7 million from $70.8 million. Money market accounts experienced the most significant percentage growth between June 30, 2002, and March 31, 2003, increasing $8.9 million, or 64.0%, to $22.8 million as compared to $13.9 million. Due to the continued poor returns in the equity market and doubt about the credibility of corporate America, investors appeared to continue to prefer to invest their funds in safer, more liquid accounts such as money market deposits and savings deposits. The historically low interest rates offered on certificates of deposit, which are relatively illiquid, also contributed to investors choosing money market and savings deposits. The shift in the deposit portfolio from certificate of deposit accounts which represented 34.1% of the portfolio as of June 30, 2002 as compared to 30.3% at March 31, 2003 to money market accounts which represented 7.6% for the portfolio as of June 30, 2002 as compared to 11.1% at March 31, 2003 contributed to improvement in net interest income as discussed further below. Money market accounts tend to pay a lower average rate when compared with certificate of deposit accounts.



                                                       At            Percentage               At             Percentage
                                                  Mar. 31, 2003     of portfolio        June 30, 2002       of portfolio

(Dollars rounded to nearest thousand)
Noninterest bearing deposits                            $22,456            10.9%               $22,067             12.0%
Certificates of deposit                                  62,469            30.3                 62,645             34.1
Savings deposits                                         81,687            39.6                 70,825             38.5
Money market deposits                                    22,786            11.1                 13,883              7.6
NOW deposits                                             16,790             8.1                 14,294              7.8
                                                 --------------      -----------         -------------       ------------

Total deposits                                         $206,188           100.0%              $183,714            100.0%
                                                 ==============      ===========         =============       ============


BORROWINGS

During January 2003, The Bank of Greene County refinanced its short-term debt including paying down $1.0 million of the short-term borrowing balance from $4.0 million to $3.0 million. The fixed rate on such short-term borrowing decreased to 1.55% from 2.19%.

At March 31, 2003, The Bank of Greene County had the following borrowings:


             Amount            Rate           Maturity Date
           $3,000,000       1.55% -Fixed         1/14/2004
            2,500,000       6.82% -Fixed        09/02/2004
            2,500,000       6.80% -Fixed        10/04/2005
          -----------

           $8,000,000
          ===========




ACCRUED EXPENSES AND OTHER LIABILITIES

At March 31, 2003, accrued expenses and other liabilities amounted to $1.6 million as compared to $0.9 million at June 30, 2002, an increase of $0.7 million. The increase was primarily due to increased deferred taxes associated with unrealized gains on available-for-sale securities.

EQUITY

The primary changes in equity included changes in retained earnings and accumulated comprehensive income. Retained earnings was affected by net income of $1.7 million and partially offset by dividends paid of $591,000. Treasury stock decreased by $24,000 due to the exercise of 2,248 options under the 2000
Stock Option Plan and $76,000 due to issuance of 7,120 shares under the 2000 Management Recognition and Retention Plan reducing the number of shares held in treasury to 118,632. Net unrealized gains associated with the available-for-sale investment portfolio caused accumulated other comprehensive income to increase by approximately $503,000, net of tax. The remaining changes in equity were due to amortization of compensation expense associated with the Employee Stock Ownership Plan ("ESOP") and stock-based compensation expense associated with the Management Recognition and Retention Plan.



 Comparison of Operating Results for the Nine and Three Months Ended March 31,
                                 2003 and 2002

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets increased to 0.97% for the nine months ended March 31, 2003 as compared to 0.80% for the nine months ended March 31, 2002. These ratios were based on average assets of $233.7 million and $198.4 million and net income of $1.7 million and $1.2 million for the nine months ended March 31, 2003 and 2002, respectively. Return on average assets increased to 0.91% for the quarter ended March 31, 2003 as compared to 0.90% for the quarter ended March 31, 2002 and was based on average assets of $237.9 million and $207.7 million and net income of $514,000 and $468,000, respectively. Return on average equity increased to 8.25% for the nine months ended March 31, 2003 as compared to 6.26% for the nine months ended March 31, 2002 based on average equity of $27.4 million and $25.4 million, respectively for these periods. Return on average equity increased to 7.77% for the quarter ended March 31, 2003 as compared to 7.35% for the quarter ended March 31, 2002 based on average equity for the respective quarters of $28.0 million and $25.4 million, respectively. The improvements in the return on average assets and return on average equity for the three and nine month periods were primarily the result of increases in the net income of Greene County Bancorp, Inc. The reasons for the increases in net income are further discussed below.

INTEREST INCOME

Total interest income increased to $9.8 million for the nine months ended March 31, 2003, as compared to $9.3 million for the nine months ended March 31, 2002, an increase of $0.5 million, or 5.4%. Total interest income increased to $3.3 million for the quarter ended March 31, 2003 as compared to $3.1 million for the quarter ended March 31, 2002, an increase of $0.2 million, or 6.5%.

Interest earned on loans represented the largest dollar increase in total interest income. Interest earned on loans increased $371,000, or 5.5% to $7.1 million as compared to $6.7 million when comparing nine month periods ended March 31, 2003 and 2002, respectively. This increase was a result of an increase in average loans outstanding of $11.7 million, to $130.7 million for the nine months ended March 31, 2003 as compared to $119.0 million for the nine months ended March 31, 2002. The increase in average balances was offset by a decrease in the yield on such loans which decreased 30 basis points to 7.25% for the nine months ended March 31, 2003 as compared to 7.55% for the nine months ended March 31, 2002. Similarly, interest earned on loans for the quarter ended March 31, 2003 increased to $2.4 million as compared to $2.3 million for the quarter ended March 31, 2002, an increase of $76,000, or 3.3%. Average loans outstanding for the quarter ended March 31, 2003 amounted to $131.4 million as compared to $123.7 million for the quarter ended March 31, 2002, an increase of $7.7 million, or 6.2%. The average yield on such loans decreased to 7.23% for the quarter ended March 31, 2003 as compared to 7.43% for the quarter ended March 31, 2002, a decrease of 20 basis points. Loan growth continued to be relatively strong despite the weakening economic conditions. This growth appeared to be spurred by the current low interest rate environment which encouraged customers to make household improvements or upgrade to larger, more expensive homes. Also, The Bank of Greene County continued to grow its commercial loan portfolio through efforts to win commercial customers in all areas of banking products from loans to checking accounts.

Interest earned on mortgage backed securities also contributed to the overall increase in total interest earned when comparing the nine months and quarters ended March 31, 2003 and 2002. Interest income earned on mortgage backed securities represented $0.8 million for the nine months ended March 31, 2003 as compared to $0.5 million for the nine months ended March 31, 2002, an increase of $0.3 million or 60.0%. As a result, interest on mortgage-backed securities represented 8.5% of total interest income for the nine months ended March 31, 2003 as compared to 5.3% of total interest income for the nine months ended March 31, 2002. When comparing the quarters ended March 31, 2003 and 2002, interest earned on mortgage-backed securities had corresponding increases to the nine-month periods. Interest earned on mortgage-backed securities increased to $0.3 million for the quarter ended March 31, 2003, as compared to $0.2 million for the quarter ended March 31, 2002, an increase of $0.1 million, or 50.0%. Interest earned on investment securities other than mortgage-backed securities including tax-free securities, remained relatively consistent when comparing the three and nine month periods ended March 31, 2003 and 2002.

Federal Reserve rate cuts and lower average balances were the reasons for the decrease in amount of federal funds interest income when comparing the nine months and quarters ended March 31, 2003 and 2002. Interest income earned on federal funds and interest bearing deposits decreased $124,000, or 45.1% to $151,000 for the nine months ended March 31, 2003 as compared to $275,000 for the nine months ended March 31, 2002. The decrease was a result of a decrease in the federal funds average balance to $10.8 million for the nine months ended March 31, 2003 as compared to $13.2 million for the nine months ended March 31, 2002, a decrease of $2.4 million, or 18.2%. The average rate on federal funds fell 94 basis points to 1.68% for the nine months ended March 31, 2003 from 2.62% for the nine months ended March 31, 2002. A decrease in the average balance of $0.5 million and a decreases in the average yield of 38 basis points when comparing the quarters ended March 31, 2003 and 2002, contributed to a decrease of $11,000 in interest earned on federal funds and interest bearing deposits.

The average balance of all investment securities increased to $76.7 million for the nine months ended March 31, 2003 as compared to $52.4 million for the nine months ended March 31, 2002, an increase of $24.3 million, or 46.4%. The yield on all investment securities, however, fell 146 basis points to 4.35% as compared to 5.81% when comparing the nine months ended March 31, 2003 and 2002, respectively. Similarly, the average balance of all investment securities for the quarter ended March 31, 2003 amounted to $80.6 million at an average yield of 4.09% as compared to $57.5 million at an average yield of 5.15% for the quarter ended March 31, 2002, an increase in average balance of $23.1 million and a decrease in average yield of 106 basis points. The growth in the level of deposits funded the investment portfolio increases. The low interest rate environment associated with several Federal Reserve rate cuts accounted for the decrease in yield.

INTEREST EXPENSE

Interest expense on deposits amounted to $3.0 million for the nine months ended March 31, 2003 as compared to $3.5 million for the nine months ended March 31, 2002, a decrease of $0.5 million, or 14.3%. Interest expense on deposits amounted to $0.9 million for the quarter ended March 31, 2003 as compared to $1.1 million for the quarter ended March 31, 2002, a decrease of $0.2 million or 18.2%. These decreases were the result of decreases in the average rates paid on all types of deposit accounts despite increases in the average balances on these accounts except for certificate of deposit accounts, in which the average balance decreased when comparing the quarter ended March 31, 2003 to quarter ended March 31, 2002.

The most significant average rate decrease was 130 basis points on certificates of deposit which fell to 3.17% for the nine months ended March 31, 2003 as compared to 4.47% for the nine months ended March 31, 2002. An increase in the average balance of certificates of deposit of $1.5 million to $63.8 million for the nine months ended March 31, 2003 as compared to $62.3 for the nine months ended March 31, 2002 partially offset the decrease in average rate. However, a decrease in the average balance of certificates of deposit of $0.7 million to $62.7 million for the quarter ended March 31, 2003 as compared to $63.4 million for the quarter ended March 31, 2002, partially offset the decrease in average rate of 104 basis points to 2.94% from 3.98% when comparing the quarters ended March 31, 2003 and 2002. The average balance of savings and escrow accounts increased $24.3 million, or 34.2% to $95.3 million for the nine months ended March 31, 2003 as compared to $71.0 million for the nine months ended March 31, 2002. The decrease in average rate on such balances partially offset the effects of the increase in average balance on savings and escrow accounts. The average rate on savings and escrow accounts decreased to 1.96% for the nine months ended March 31, 2003 as compared to 2.40% for the nine months ended March 31, 2002, a decrease of 44 basis points. Similarly, a decrease of 40 basis points in the average rate paid on savings and escrow accounts partially offset an increase in the average balance of such accounts of $25.5 million when comparing the quarters ended March 31, 2003 and 2002.

Interest expense on borrowings increased $39,000 to $313,000 for the nine months ended March 31, 2003 as compared to $274,000 for the nine months ended March 31, 2002. Interest expense on borrowings decreased $5,000 for the quarter ended March 31, 2003 to $97,000 as compared to $102,000 for the quarter ended March 31, 2002. The increase in interest expense when comparing the nine months periods was the result of an increase in the average balance of such borrowings to $8.7 million for the nine months ended March 31, 2003 as compared to $6.3 million for the nine months ended March 31, 2002. However, the average balance of borrowings when comparing the quarterly periods decreased to $8.0 million for the quarter ended March 31, 2003 from $9.0 million for the quarter ended March 31, 2002. Also affecting the level of interest expense on borrowings was a shift in the average rate on such borrowings. The average rate on borrowings when comparing the nine month periods decreased 96 basis points to 4.81% for the nine months ended March 31, 2003 as compared to 5.77% for the nine months ended March 31, 2002. The average rate on borrowings when comparing the quarterly periods increased 29 basis points to 4.84% for the quarter ended March 31, 2003 as compared to 4.55% for the quarter ended March 31, 2002.

NET INTEREST INCOME

Net interest income, a function of interest income and interest expense, increased to $6.5 million for the nine months ended March 31, 2003, from $5.6 million for the nine months ended March 31, 2002, an increase of $0.9 million, or 16.1%. Net interest income increased to $2.2 million for the quarter ended March 31, 2003 as compared to $1.9 million for the quarter ended March 31, 2002, an increase of $0.3 million, or 15.8%. As a result of changes in interest-earning assets and interest-bearing liabilities, as well as changes in the yield and rate on such assets and liabilities, net interest spread increased to 3.78% for the nine months ended March 31, 2003 as compared to 3.74% for the nine months ended March 31, 2002, an improvement of four basis points. Net interest margin decreased to 3.93% for the nine months ended March 31, 2003 as compared to 3.97% for nine months ended March 31, 2002, a decline of four basis points. The net interest spread increased seven basis points to 3.81% for the quarter ended March 31, 2003 as compared to 3.74% for the quarter ended March 31, 2002. Net interest margin increased one basis point to 3.95% for the quarter ended March 31, 2003 as compared to 3.94% for the quarter ended March 31, 2002. These changes were the result of a continued low interest rate environment experienced during the last calendar year. As assets mature or the yield on such assets adjust they have frequently been replaced with lower yielding assets; however, The Bank of Greene County has also taken advantage of the lower interest rate environment by refinancing short term borrowings at a lower rate and offering lower rates on certificates of deposits, which has had a large impact on improving net interest income. The shift in the deposit portfolio composition from more expensive certificate of deposit accounts to cheaper money market accounts has also contributed to the overall improvement in net interest income. The improvement in net interest income contributed to the overall improvement in net income. In a rising rate environment The Bank of Greene County's net interest margin and spread would be more likely to shrink than in a declining rate environment, which could ultimately negatively impact net income.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine months ended March 31, 2003 decreased to $105,000 as compared to $158,900 for the nine months ended March 31, 2002. The provision for loan losses for the nine months ended March 31, 2002 reflected the establishment of a reserve for potential losses associated with the Bank's new Overdraft Protection Program, initiated in October 2001, and the growth in, and composition of, the loan portfolio. As indicated above the portion of commercial loans, both real estate mortgage and non-mortgage, to total loans has increased at March 31, 2003 as compared to June 30, 2002. Commercial loans are considered generally more risky than other types of loans and as a result, the allocation to the provision for loan losses for such loans is generally greater. The increase commercial loans in the portfolio contributed to the overall increase in the provision for loan losses when comparing the periods ended March 31, 2003 and 2002. The provision for loan losses increased to $75,000 for the quarter ended March 31, 2003 as compared to $60,000 for the quarter ended March 31, 2002 as a result of an increased level of nonperforming loans and charge-offs. The level of nonperforming loans to total loans increased to 0.23% at March 31, 2003 as compared to 0.08% at March 31, 2002. It should be noted that the level of nonperforming loans experienced at March 31, 2002 was considered unusually low and unsustainable. Net charge-offs increased to $56,000 for the nine-months ended March 31, 2003, as compared to $16,000 for the nine-months ended March 31, 2002.


NONINTEREST INCOME

Total noninterest income amounted to $1.8 million for the nine months ended March 31, 2003 as compared to $1.3 million for the nine months ended March 31, 2002, an increase of $0.5 million, or 38.5%. Total noninterest income for the quarter ended March 31, 2003 increased to $600,000 as compared to $471,000 for the quarter ended March 31, 2002, an increase of $129,000, or 27.4% Service charges on deposit accounts contributed the largest portion of the increase in overall noninterest income increasing to $1.2 million for the nine months ended March 31, 2003 as compared to $0.8 million for the nine months ended March 31, 2002, an increase of $0.4 million, or 50.0%. The quarterly increase in service charges amounted to $105,000 or 37.4%, increasing to $386,000 for the quarter ended March 31, 2003 as compared to $281,000 for the quarter ended March 31, 2002. The primary item contributing to these service charges was the introduction of the Overdraft Protection Program which was initiated during October 2001 and has proven to be well liked by customers of The Bank of Greene County. The same fee that would apply to a check drawn on insufficient funds or an uncollected item is charged when the overdraft privilege is used; however, in this case the customers' check is not returned, but paid and the fee is collected. The increase in the overall volume of deposit accounts also contributed to the increase in charges on such accounts for items such as a monthly service charge on accounts which fall below certain minimum balance levels.

Other operating income increased to $649,000 for the nine months ended March 31, 2003 as compared to $517,000 for the nine months ended March 31, 2002, an increase of $132,000 or 25.5%. For the quarter ended March 31, 2003 other operating income amounted to $214,000 as compared to $190,000 for the quarter ended March 31, 2002. The Bank of Greene County continues to have success in its marketing of merchant credit card processing and other e-commerce products as well as upgrading checking account products for existing customers which enhances the profit margin on such checking products. Fees earned on debit card transactions also contributed to the increases in other operating income for the quarter and nine-month periods. Another factor contributing to the nine months increase in other operating income was profit on the sale of REO properties which amounted to approximately $60,000, compared to profit of $22,000 on sale of REO recognized in the quarter ended March 31, 2002.

NONINTEREST EXPENSE

Noninterest expense for the nine months ended March 31, 2003 increased to $5.7 million as compared to $5.1 million for the nine months ended March 31, 2002, an increase of $0.6 million, or 11.8%. Noninterest expense increased to $2.0 million for the quarter ended March 31, 2003 as compared to $1.7 million for the quarter ended March 31, 2002, an increase of 17.6%. The increase in salaries and employee benefits of $400,000 and $200,000 when comparing the nine months and quarters ended March 31, 2003 and 2002, respectively, was a result of annual salary increases, increased expenses associated with medical benefits and retirement plans as well as some additional staffing. Also, Greene County Bancorp, Inc. established a performance bonus program during fiscal 2003 to reward staff. The bonus is directly linked to the return on assets and return on equity measures. Approximately $35,000 of the increases in employee benefits when comparing both the nine months and quarters ended March 31, 2003 to 2002 were due to increased retirement plan costs. The increases in occupancy expense can be attributed to the cold and snowy winter experienced in the Northeast. The increases in furniture and equipment expense of approximately $102,000 when comparing the nine months and $33,000 when comparing the quarters ended March 31, 2003 to 2002, respectively, resulted from increased depreciation expense associated with the replacement and upgrade of some computers and other communications technology as well as purchase of cabinets and other furniture to ensure compliance with aspects of new privacy regulations. The increases in service and data processing fees of approximately $133,000 when comparing the nine months and $37,000 when comparing the quarters ended March 31, 2003 and 2002, respectively, were due to an increase in the volume of deposit and loan accounts as well as fees associated with increased ATM and debit card processing. Data communications expenses which are included in service and data processing fees have increased significantly over the last year in order to provide better and faster information to customers as well as to ensure electronic security messages. The Company expects that some of these costs will be recouped by establishing more efficient communication channels between the various offices. Office supplies expense has remained relatively constant despite growth in the number of accounts primarily due to efficiencies from automation of some forms generation as compared to manual processes with preordered forms. Other noninterest expense remained relatively consistent comparing the nine-months and decreased when comparing the quarters ended March 31, 2003 and 2002. During the quarter ended March 31, 2002, The Bank of Greene County paid a fee to a consultant for assistance in establishing the Overdraft Protection Program which was based on the increase in the amount of service charges collected on overdrawn accounts. This fee was not required to be paid during the quarter ended March 31, 2003; which accounted for the decrease in other noninterest expense when comparing the two quarters.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. Income tax expense increased to $783,000 for the nine months ended March 31, 2003 from $418,000 for the nine months ended March 31, 2002, an increase of $365,000, or 87.3%. The effective tax rate increased to 31.5% for the nine months ended March 31, 2003, as compared to 25.9% for the nine months ended March 31, 2002 in anticipation of the effective rate required for the fiscal year ending June 30, 2003. A major reason for the change in effective rate was the expected decrease in the percentage of income that municipal securities and other tax free investments are expected to contribute to total income during the fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Greene County Bancorp, Inc.'s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.'s assets and liabilities are sensitive to changes in interest rates. Greene County Bancorp, Inc.'s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition.

During the last year the declining market interest rate environment has helped to improve the net interest spread and margin; however, an increasing market interest rate environment will have the reverse effect.

Mortgage loan commitments totaled $3.9 million at March 31, 2003. The unused portion of overdraft lines of credit amounted to $0.7 million, the unused portion of home equity lines of credit amounted to $1.9 million, and the unused portion of commercial lines of credit amounted to $1.9 million at March 31, 2003. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio.

The Bank of Greene County met all regulatory capital requirements at March 31, 2003 and June 30, 2002. Consolidated shareholders' equity represented 11.6 % of total assets at March 31, 2003 and 12.0% of total assets of June 30, 2002.

Item 3. Controls and Procedures

Greene County Bancorp, Inc.'s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that Greene County Bancorp, Inc.'s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 (c) and 15d-14( c )) are effective to ensure that information required to be disclosed in the reports that Greene County Bancorp, Inc. files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in Greene County Bancorp, Inc.'s internal controls or other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.



Item 1. LegalProceedings Greene County Bancorp, Inc.is not engaged in any material legal proceedings at the present time.

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

(b)  No Form 8-K reports were filed during the quarter ended March 31, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Greene County Bancorp, Inc.

Date:  May 15, 2003

By: /s/ J. Bruce Whittaker
__________________________



J. Bruce Whittaker
President and Chief Executive Officer


Date:  May 15, 2003

By: /s/ Michelle Plummer
________________________



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



Date:  May 15, 2003                                       /s/ J. Bruce Whittaker
                                                          ______________________

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


Date:  May 15, 2003                                        /s/ Michelle Plummer
                                                           ____________________

                                          Chief Financial Officer and Treasurer

                                  EXHIBIT 99.1

                   STATEMENT FURNISHED PURSUANT TO SECTION 906
            OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C SECTION 1350

     The undersigned, J. Bruce Whittaker, is the President and Chief Executive Officer of Greene County Bancorp, Inc. (the "Company").

     This statement is being furnished in connection with the filing by Greene County Bancorp, Inc. of Greene County Bancorp, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report").

     By execution of this statement, I certify that:

               A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and


               B) the information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of Greene County Bancorp, Inc. as of the dates and for the periods covered by the Report.

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


Date: May 15, 2003                                        /s/ J. Bruce Whittaker
                                                          ______________________
                                                              J. Bruce Whittaker

                                  EXHIBIT 99.1

                   STATEMENT FURNISHED PURSUANT TO SECTION 906
            OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C SECTION 1350

     The undersigned, Michelle Plummer, is the Chief Financial Officer and Treasurer of Greene County Bancorp, Inc. (the "Company").

     This statement is being furnished in connection with the filing by Greene County Bancorp, Inc. of Greene County Bancorp, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report").

     By execution of this statement, I certify that:

               A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

               B) the information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of Greene County Bancorp, Inc. as of the dates and for the periods covered by the Report.

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


Date: May 15, 2003                                          /s/ Michelle Plummer
                                                            ____________________
                                                                Michelle Plummer