Form 10KSB
period 2003-06-30
GREENE COUNTY BANCORP INC
filed 2003-09-29
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

                                                                                                                                 [X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2003
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

                                                        (518) 943-2600
( Issuer’s Telephone Number including area code)

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
YES ___ /___  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The Registrant’s revenues for the fiscal year ended June 30, 2003 were $15,535,945.

As of September 17, 2003, there were issued and outstanding 2,041,543 shares of the Registrant's common stock of which 711,135 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $29.00 on such date, the aggregate value of stock held by non-affiliates was $20,622,915.

            DOCUMENTS INCORPORATED BY REFERENCE
      1.   Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2003 (Part II).

      2.       Proxy Statement for the 2003 Annual Meeting of Shareholders (Part III)

Transitional Small Business Disclosure Formant     Yes _____    No __X____

GREENE COUNTY BANCORP, INC. AND SUBSIDIARY
FORM 10-KSB

Index

                                                       Page

Part I

Item 1.    Description of Business... 1

Item 2.    Description of Properties ...31

Item 3.    Legal Proceedings...31

Item 4.    Submissions of Matters to a Vote of Security Holders.......................................................................................................................................................................................31

Part I

Item 5.    Market for Common Equity and Related Stockholder Matters..........................................................................................................................................................................32

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................32

Item 7.    Financial Statements...32

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..................................................................................................................32

Part III

Item 9.                          Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)of the Exchange Act.............................................................................32

Item 9A.   Controls and Procedures...32

Item 10.    Executive Compensation... 32

Item 11.                         Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters...............................................................................................33

Item 12.    Certain Relationships And Related Transactions..............................................................................................................................................................................................33

Item 13.    Exhibits, Financial Statements Schedules And Reports On Form 8-K............................................................................................................................................................33

Part IV

Signatures

Certifications

PART I

ITEM 1.     Description of Business

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a New York-chartered savings bank. A majority of Greene County Bancorp, Inc.’s common stock (53.5%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company. The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County. In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision. At June 30, 2003, Greene County Bancorp, Inc.’s assets consisted primarily of the outstanding capital stock of The Bank of Greene County and cash and investments of $4.5 million. At June 30, 2003, 889,227 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public including executive officers and directors, 111,292 shares were held as Treasury stock and 1,152,316 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company. Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and various Greene County Bancorp, Inc. investment securities.

At June 30, 2003, Greene County Bancorp, Inc. had consolidated total assets of $257.0 million, consolidated total deposits of $218.0 million, consolidated borrowings from Federal Home Loan Bank of $8.0 million and consolidated total equity of $29.1 million.

Greene County Bancorp, Inc.’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

The Bank of Greene County

The Bank of Greene County was organized in 1889 as The Building and Loan Association of Catskill, a New York-chartered savings and loan association. In 1974, The Bank of Greene County converted to a New York mutual savings bank under the name Greene County Savings Bank. In conjunction with the reorganization and the offering completed in December 1998, which resulted in the organization of Greene County Bancorp, Inc., Greene County Savings Bank changed its name to The Bank of Greene County. The Bank of Greene County’s deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law. The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans, consumer loans, home equity loans and commercial business loans. In addition, The Bank of Greene County invests a significant portion of its assets in investment securities and mortgage- and asset-backed securities. The Bank of Greene County's revenues are derived principally from the interest on its residential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. The Bank of Greene County's primary sources of funds are deposits, and principal and interest payments on loans and investment securities and mortgage- and asset-backed securities. At June 30, 2003, The Bank of Greene County had borrowed $8.0 million from the Federal Home Loan Bank.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter. The Office of Thrift Supervision under the new charter currently regulates Greene County Bancorp, MHC. Greene County Bancorp, MHC owns 53.5% of the common stock of Greene County Bancorp, Inc. Greene County Bancorp, MHC does not engage in any business activity other than to hold Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $159,000 in cash and cash equivalents at June 30, 2003.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

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

Competition

The Bank of Greene County faces significant competition both in making loans and in attracting deposits. The Bank of Greene County’s market area has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than The Bank of Greene County, and all of which are competitors of The Bank of Greene County to varying degrees. The Bank of Greene County's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage-banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank of Greene County faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Competition is likely to increase as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, which eases restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in The Bank of Greene County’s primary market area that offer a wider variety of financial services than The Bank of Greene County currently offers. Competition for deposits, for the origination of loans and the provision of other financial services may limit The Bank of Greene County’s growth and adversely impact its profitability in the future.

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

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity. Cash, cash equivalents and securities available for sale comprised 45.4% of total assets at June 30, 2003, all of which can be used for liquidity needs. The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages. Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable rate loans in order to help mitigate interest rate risk.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent

(Dollars in thousands)
Real estate loans:
One- to four-family	$98,511	73.67%	$98,834	76.19%	$86,336	77.84%
Commercial real estate	11,481	8.59	8,764	6.76	5,239	4.72
Construction and land	2,519	1.88	3,003	2.31	1,979	1.78
Multi-family	1,696	1.27	1,657	1.28	1,213	1.09

Total real estate loans	114,207	85.41	112,258	86.54	94,767	85.43

Consumer loans
Installment (1)	4,360	3.26	5,611	4.32	6,128	5.53
Home equity	7,821	5.85	6,957	5.36	6,138	5.53
Passbook	747	0.56	545	0.42	596	0.54

Total consumer loans	12,928	9.67	13,113	10.10	12,862	11.60

Commercial business loans	6,576	4.92	4,356	3.36	3,291	2.97

Total consumer loans and
commercial business loans	19,504	14.59	17,469	13.46	16,153	14.57

Total gross loans	133,711	100.00%	129,727	100.00%	110,920	100.00%

Less:
Deferred fees and discounts	(337)		(285)		(277)
Allowance for loan losses	(1,164)		(1,069)		(886)

Total loans receivable, net	$132,210		$128,373		$109,757

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent

(Dollars in thousands)
Fixed-rate loans:
Real estate loans:
One- to four-family	$92,718	69.34%	$91,586	70.60%	$77,852	70.19%
Commercial real estate	7,097	5.31	6,587	5.08	3,589	3.23
Construction and land	2,445	1.83	2,554	1.97	1,979	1.78
Multi-family	1,379	1.03	1,442	1.11	1,175	1.06

Total fixed-rate real estate loans	103,639	77.51	102,169	78.76	84,595	76.26

Consumer loans
Installment (1)	4,360	3.26	5,611	4.32	6,128	5.53
Home equity	7,821	5.85	6,957	5.36	6,138	5.53
Passbook	747	0.56	545	0.42	596	0.54
Commercial business loans	6,576	4.92	4,356	3.36	3,291	2.97

Total fixed-rate loans	123,143	92.10	119,638	92.22	100,748	90.83

Adjustable-rate loans
Real estate loans:
One- to four-family	5,793	4.33	7,248	5.59	8,484	7.65
Commercial real estate	4,384	3.28	2,177	1.68	1,650	1.49
Construction and land	74	0.05	449	0.34	---	---
Multi-family	317	0.24	215	0.17	38	0.03

Total adjustable-rate loans	10,568	7.90	10,089	7.78	10,172	9.17

Total gross loans	133,711	100.00%	129,727	100.00%	110,920	100.00%

Less:
Deferred fees and discounts	(337)		(285)		(277)
Allowance for loan losses	(1,164)		(1,069)		(886)

Total loans receivable, net	$132,210		$128,373		$109,757

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

One- to Four-Family Residential Loans. The Bank of Greene County's primary lending activity is the origination of one- to four-family residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area. One- to four-family residential mortgage loans refer to loans collateralized by single-family residences; by contrast, multi-family loans refer to loans secured by multi-family units, such as apartment buildings. Generally, one- to four-family residential mortgage loans are made in amounts up to 89.9% of the appraised value of the property. However, The Bank of Greene County will originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance. For the year ended June 30, 2003, less than one percent of the one- to four-family mortgage loans originated by The Bank of Greene County were originated with loan-to-value ratios over 89.9%. For the year ended June 30, 2003, The Bank of Greene County originated 75 to 80% in one- to four-family residential mortgage loans with loan-to-value ratios of 80% or more but without private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years The Bank of Greene County has been successful in marketing and originating such loans with 15-year terms. One- to four-family fixed-rate loans are offered with both a monthly and bi-weekly payment feature. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on all properties collateralizing real estate loans made by The Bank of Greene County.

At June 30, 2003, virtually all of The Bank of Greene County’s one- to four-family residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market. However, generally the one- to four-family residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market. To the extent fixed rate one- to four-family residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would be lower than the rates paid by The Bank of Greene County for deposits and borrowings, which could result in lower net interest income.
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

ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2003, $5.8 million, or 4.33% of The Bank of Greene County's loan portfolio consisted of one- to four-family residential loans with adjustable interest rates, compared to $92.7 million, or 69.3% of the loan portfolio comprised of one- to four-family residential loans with fixed interest rates. The Bank of Greene County’s willingness and capacity to originate and hold in portfolio fixed rate one- to four-family residential mortgage loans has enabled it to expand customer relationships in the current low interest rate environment where borrowers have generally preferred fixed rate mortgage loans. However, as noted above, to the extent The Bank of Greene County retains fixed rate one- to four-family residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would be lower than the rates paid by The Bank of Greene County for deposits and borrowings, which could result in lower net interest income.

The Bank of Greene County originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences. The Bank of Greene County issues a commitment and has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum term of six months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 89.9% (or up to 95% with private mortgage insurance), of the completed project. The Bank of Greene County began offering loans collateralized by undeveloped land during fiscal year 2001. The acreage associated with such loans is limited. These land loans generally are intended for future sites of primary or secondary residences. The terms of vacant land loans generally have a ten year amortization and a five year balloon payment.

Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays may further impair the borrower's ability to repay the loan.

The Bank of Greene County's residential mortgage loan originations are generally obtained from The Bank of Greene County's loan representatives operating in its branch offices through their contacts with existing or past loan customers, depositors of The Bank of Greene County, attorneys and accountants who refer loan applications from the general public, and local realtors. The Bank of Greene County has a loan originator who calls upon customers during non-banking hours and at locations convenient to the customer.

All one- to four-family residential mortgage loans originated by The Bank of Greene County include "due-on-sale" clauses, which give The Bank of Greene County the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At June 30, 2003, $98.5 million, or 73.67% of The Bank of Greene County's loan portfolio, consisted of one- to four-family residential mortgage loans. Approximately $211,000 of such loans (representing three loans) were included in nonperforming loans as of that date.

Commercial Real Estate and Multifamily Loans . At June 30, 2003, $11.5 million, or 8.59%, of the total loan portfolio consisted of commercial real estate loans. Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank of Greene County originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is generally 75%. At June 30, 2003, the largest commercial mortgage loan had a principal balance of $757,000 and was a construction-to-permanent loan for a firehouse. At June 30, 2003, there were no commercial real estate loans included in nonperforming loans.

In underwriting commercial real estate loans, The Bank of Greene County reviews the expected net operating income generated by the real estate to ensure that it is generally at least 110% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower’s business experience. The Bank of Greene County’s policy is to require personal guarantees from all commercial real estate borrowers.

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

The Bank of Greene County originates a limited number of multi-family loans, which totaled $1.7 million, or 1.27% of The Bank of Greene County’s total loans at June 30, 2003. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area. There were no multi-family loans included in nonperforming loans at June 30, 2003. The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.

Consumer Loans. The Bank of Greene County’s consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years. At June 30, 2003 consumer loans totaled $12.9 million, or 9.67% of the total loan portfolio. Approximately $9,287 of such loans (representing six loans) were included in nonperforming loans as of that date.

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

The Bank of Greene County’s underwriting procedures for consumer loans includes an assessment of the applicant's credit history and an assessment of the applicant’s ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The Bank of Greene County underwrites its consumer loans internally, which The Bank of Greene County believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources. At this time, The Bank of Greene County does not purchase loans from any external sources.

The Bank of Greene County offers fixed and adjustable-rate home equity loans that are collateralized by the borrower’s residence. Home equity loans are generally underwritten with terms not to exceed 15 years and under the same criteria that The Bank of Greene County uses to underwrite one- to four-family fixed rate loans. Home equity loans may be underwritten with terms not to exceed 15 years and with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $50,000 unless approved by the Board of Directors. The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. At June 30, 2003, the outstanding balance of home equity loans totaled $7.8 million, or 5.85% of The Bank of Greene County’s total loan portfolio. There was one home equity loan which amounted to $2,100 included in nonperforming loans, at June 30, 2003.

Commercial Business Loans. The Bank of Greene County also originates commercial business loans up to 10 years at fixed and adjustable-rates. The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which may consist of receivables, inventory and equipment. The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial business borrowers. The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan. At June 30, 2003, The Bank of Greene County had $6.6 million of commercial business loans representing 4.92% of the total loan portfolio. On such date, the average balance of The Bank of Greene County’s commercial business loans was approximately $53,900. The largest commercial business loan had a balance of $520,000 and represented a fire truck loan for a local fire district. At June 30, 2003, The Bank of Greene County’s commercial loan portfolio included 126 loans collateralized by real estate, fire trucks, or other equipment. There were no commercial business loans included in nonperforming loans at June 30, 2003.

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

Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2003 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. Lines of credit with no specified maturity date are included in the category "within one year".

The following table illustrates the future maturities of such loans at June 30, 2003.

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	1 Year	3 Years	5 Years	10 Years	10 Years	Total

(Dollars in thousands)
Real estate loans:
One- to four-family	$3,841	$1,771	$2,758	$11,974	$78,167	$98,511
Commercial	3,420	1,028	227	1,275	5,531	11,481
Construction and land	---	---	---	---	2,519	2,519
Multi-family	---	42	---	22	1,632	1,696

Total real estate loans	7,261	2,841	2,985	13,271	87,849	114,207

Consumer loans	1,293	2,416	2,551	2,232	4,436	12,928

Commercial business loans	1,729	563	2,134	297	1,853	6,576

Total loan portfolio	$10,283	$5,820	$7,670	$15,800	$94,138	$133,711

The total amount of the above loans due after June 30, 2004 which have fixed-rate interest rates is $120.9 million while the total amount of loans due after such date which have adjustable interest rates is $10.1 million . The interest rate risk implications of Greene County Bancorp’s substantial preponderance of fixed-rate loans is discussed in detail on pages 8-14 of Greene County Bancorp, Inc.’s 2003 Annual Report to Shareholders, which discussion is incorporated herein by reference.
        The following table sets forth the loan origination and repayment activities of The Bank of Greene County for the periods indicated. The Bank of Greene County did not purchase or sell any loans during the periods presented.

	For the Years Ended June 30,
	2003	2002	2001

(Dollars in thousands)
Originations by type:
Adjustable rate loans
One- to four-family	$798	$466	$409
Commercial real estate	2,481	1,398	252
Construction and land	87	449	---
Multi-family	141	185	10

Total adjustable rate loans	3,507	2,498	671

Fixed rate loans
One- to four-family	25,073	27,589	17,123
Commercial real estate	1,781	5,496	1,485
Construction and land	4,547	3,871	4,405
Multi-family	222	701	145
Installment	3,105	4,354	5,630
Home equity	4,482	3,800	3,311
Passbook	604	415	431
Commercial business	3,473	4,099	3,286

Total fixed rate loans	43,287	50,325	35,816

Total loans originated	46,794	52,823	$36,487

Repayments:
One- to four-family	26,194	15,557	11,892
Commercial real estate	1,545	3,369	1,200
Construction and land	5,118	3,296	3,042
Multi-family	324	442	195
Installment	4,356	4,871	4,367
Home equity	3,618	2,981	1,804
Passbook	402	466	325
Commercial business	1,253	3,034	1,702

Total repayments	42,810	34,016	24,527

Net increase in loans	$3,984	$18,807	$11,960

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

The Board annually approves independent appraisers used by The Bank of Greene County. For larger loans, The Bank of Greene County may require an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is The Bank of Greene County’s policy to require hazard insurance on all mortgage loans.

Loan Origination Fees and Other Income . In addition to interest earned on loans, The Bank of Greene County receives loan origination fees. Such fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, The Bank of Greene County also receives other income that consists primarily of deposit account service charges, ATM fees and loan payment late charges. The Bank of Greene County also installs, maintains and services merchant bankcard equipment for local retailers and is paid a percentage of the transactions processed using such equipment.

Loans to One Borrower . Savings banks are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is collateralized by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank of Greene County's policy provides that loans to one borrower (or related borrowers) should not exceed 10% of The Bank of Greene County’s capital and reserves.

At June 30, 2003, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a commercial real estate loan of $757,000 for the construction of a firehouse. The loan comprising the lending relationship was performing in accordance with its terms as of June 30, 2003.

Delinquencies and Classified Assets

Collection Procedures. A computer generated late notice is sent and a 2% late charge is assessed when a payment is 15 days late. A second notice will be incorporated in the next month's billing notice, approximately 21 days after the due date of the first late payment. Accounts thirty days or more past due will be reviewed by the collection manager and receive individual attention as required, including collection letters and telephone calls. The collection manager, in order to avoid further deterioration, will closely monitor accounts that have a history of consistent late or delinquent payments. Accounts two or more payments past due are reported to the Board of Directors for consideration of foreclosure action. With respect to consumer loans, a late notice is sent and a late charge is assessed 10 days (or, in the case of home equity loans, 15 days) after payment is due. A second notice is sent 15 days (in the case of home equity loans, 25 days) thereafter. The collection manager reviews loans 30 days or more past due individually, following up with collection letters and telephone calls. Accounts three or more payments past due are reported to the Board of Directors and are subject to legal action and repossession of collateral.

Loans Past Due and Non-performing Assets . Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as non-performing. Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status. Other real estate owned is included in non-performing assets. At June 30, 2003, The Bank of Greene County had non-performing loans of $220,000 and a ratio of non-performing loans to total loans of 0.16%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO is charged against earnings. At June 30, 2003, The Bank of Greene County’s OREO totaled $55,125 and its ratio of non-performing assets to total assets was 0.11%.The following table sets forth delinquencies in The Bank of Greene County's loan portfolio at June 30, 2003. When a loan is delinquent 90 days or more, The Bank of Greene County fully reverses all accrued interest thereon and ceases to accrue interest thereafter. A loan is not removed from nonaccrual status until the loan is current and evidence supports the borrower’s ability to maintain a current status. The Bank of Greene County also had a single one- to four-family real estate loan that amounted to $51,599 classified as nonaccrual which was in the 60 to 89 days delinquent category at June 30, 2002 and none at June 30, 2003. For all the dates indicated, The Bank of Greene County did not have any material restructured loans.

			Percentage of loan category
		Dollar amount
	Number
60 to 89 days delinquent
Real estate:
One- to four-family	17	$780,356	81.1%
Commercial	1	36,388	3.8
Construction and land	---	---	---
Multi-family	---	---	---
Installment	8	23,511	2.4
Home equity	2	63,713	6.6
Commercial business	4	58,753	6.1
Total loan delinquency 60 to 89 days	32	962,721	100.0

90 days and over delinquent
Real estate:
One- to four-family	3	211,074	95.8
Commercial	---	---	---
Construction and land	---	---	---
Multi-family	---	---	---
Installment	5	7,183	3.3
Home equity	1	2,104	0.9
Commercial business	---	---	---
Total loan delinquency 90 days and over	9	220,361	100.0

Total loans delinquent over 60 days
Real estate:
One- to four-family	20	991,430	83.8
Commercial	1	36,388	3.1
Construction and land	---	---	---
Multi-family	---	---	---
Installment	13	30,694	2.6
Home equity	3	65,817	5.6
Commercial business	4	58,753	4.9

Total loans delinquent over 60 days	41	$1,183,082	100.0%

Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated. The Bank of Greene County had no accruing loans delinquent more than 90 days at June 30, 2003, 2002, and 2001.

	At June 30,
	2003	2002	2001

Nonaccruing loans:
Real estate loans
One- to four-family	$211,074	$313,981	$660,607
Commercial real estate	---	---	71,711
Installment and home equity	9,287	18,886	11,150
Commercial business	---	---	---

Total nonaccruing loans	220,361	332,867	743,468

Real estate owned:
Real estate loans
One- to four-family	---	---	---
Commercial real estate	55,125	30,229	30,229
Commercial business	---	---	---

Total real estate owned	55,125	30,229	30,229

Total non-performing assets	$275,486	$363,096	$773,697

Total as a percentage of total assets	0.11%	0.16%	0.42%

During the year ended June 30, 2003, gross interest income of $7,100 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent during the year ended June 30, 2003.

Classification of Assets . Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered to be of lesser quality. Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a full loss reserve and/or charge-off is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it establishes a valuation allowances or "loss reserves" in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When The Bank of Greene County classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount. The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations. At June 30, 2003, The Bank of Greene County had $211,000 in loans classified as watch and no other classified assets.

Allowance for Loan Losses . The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to noninterest expense) and is reduced by net charge-offs. At June 30, 2003, the total allowance was $1,163,825, which amounted to 0.88% of total net loans receivable and 528.14% of nonperforming loans. Management will continue to monitor and modify the level of the allowance for loan losses. For the year ended June 30, 2003, The Bank of Greene County’s charge-offs amounted to $150,583. For the years ended June 30, 2002 and 2001, The Bank of Greene County’s charge-offs amounted to $52,257 and $76,915, respectively.

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

Analysis of the Allowance For Loan Losses . The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2003	2002	2001

Balance at the beginning of period	$1,068,734	$886,081	$866,443

Charge-offs:
One- to four family real estate	---	---	---
Commercial real estate	37,494	---	26,432
Installment	113,089	49,877	50,483
Home equity	---	2,380	---
Commercial business	---	---	---

Total charge-offs	150,583	52,257	76,915

Recoveries:
One- to four family real estate	1,072	---	---
Commercial real estate	24,093	16,010	36,553
Installment	40,509	---	---

Total recoveries	65,674	16,010	36,553

Net charge-offs	84,909	36,247	40,362

Additions charged to operations	180,000	218,900	60,000

Balance at end of period	$1,163,825	$1,068,734	$886,081

Ratio of net charge-offs to average loans outstanding	0.04%	0.03%	0.04%
Ratio of net charge-offs to nonperforming assets	30.82%	9.98%	5.22%
Allowance for loan loss to nonperforming loans	528.14%	321.07%	119.18%
Allowance for loan loss to net loans	0.88%	0.83%	0.81%
Allocation of Allowance for Loan Losses . The following table sets forth the allocation of the allowance for loan losses by loan category for at the dates indicated. The allowance is allocated to each loan category based on historical loss experience and economic conditions. The unallocated portions of the allowance represent reserves for unused lines of credit and losses inherent in the loan portfolio.

	June 30, 2003			June 30, 2002			June 30, 2001
			Percent			Percent			Percent
			of loans			of loans			of loans
		Loan	in each		Loan	in each		Loan	in each
	Amount of	amounts	category	Amount of	Amounts	category	Amount of	Amounts	category
	loan loss	by	to total	loan loss	By	to total	Loan loss	By	to total
	allowance	category	loans	allowance	Category	loans	allowance	Category	loans
(Dollars in thousands)
One- to four-family	$482	$98,511	73.7%	$488	$98,834	76.2%	$467	$86,336	77.8%
Commercial real estate	247	11,481	8.6	182	8,764	6.8	120	5,239	4.7
Construction and land	9	2,519	1.9	7	3,003	2.3	13	1,979	1.8
Multi-family	17	1,696	1.3	18	1,657	1.3	10	1,213	1.1
Installment	96	4,360	3.2	116	5,611	4.3	100	6,128	5.5
Home equity	44	7,821	5.9	38	6,957	5.4	32	6,138	5.5
Passbook	1	747	0.5	1	545	0.4	1	596	0.6
Commercial business	259	6,576	4.9	191	4,356	3.3	136	3,291	3.0
Specific	---	---	---	---	---	---	---	---	---
Unallocated	9	---	---	28	---	---	7	----	---

Totals	$1,164	$133,711	100.0%	$1,069	$129,727	100.0%	$886	$110,920	100.0%

Securities Investment Activities

Given The Bank of Greene County’s substantial portfolio of fixed-rate residential mortgage loans, The Bank of Greene County maintains high balances of liquid investments for the purpose of mitigating interest rate risk. The Board of Directors establishes the securities investment policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

The Bank of Greene County's current policies generally limit securities investments to U.S. Government and agency securities, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds. In addition, The Bank of Greene County’s policy permits investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations. The Bank of Greene County's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. The Bank of Greene County will only invest in securities rated "A" or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of occasional investments in smaller non-rated local bonds. The Bank of Greene County does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

At June 30, 2003, The Bank of Greene County had $99.8 million in investment securities, or 38.8% of total assets. SFAS No. 115 requires The Bank of Greene County to designate its securities as held to maturity, available for sale, or trading, depending on The Bank of Greene County's ability and intent regarding its investments. As of June 30, 2003, the entire investment securities portfolio was classified as available for sale. At June 30, 2003, The Bank of Greene County's mortgage-backed securities portfolio totaled $57.6 million, or 22.4% of total assets and The Bank of Greene County’s asset-backed securities portfolio totaled $0.3 million, or 0.1% of total assets.

Book Value of Investment Securities . The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

	At June 30,
	2003			2002			2001

		Book	Percent		Book	Percent	Book	Percent
		value	of total		value	of total	value	of total

(Dollars in Thousands)
Investment securities, AFS
U.S. Treasuries	$	---	---%	$	---	---%	$1,005	2.1%
U.S. Government agencies		9,659	9.7		14,862	22.5	1,794	3.7
State and political subdivisions		14,655	14.6		8,811	13.3	9,420	19.3
Mortgage-backed securities		57,581	57.7		19,564	29.6	8,783	18.0
Asset-backed securities		288	0.3		818	1.3	3,300	6.7
Corporate debt securities		16,283	16.3		20,760	31.4	23,432	47.9
Equity securities and other		1,365	1.4		1,274	1.9	1,141	2.3

Total investment securities, AFS		$99,831	100.0%		$66,089	100.0%	$48,875	100.0%

The estimated fair value of debt securities at June 30, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After		After
	In	One Year		Five Years
	One Year	Through		Through		After
	Or Less	Five Years		Ten Years		Ten Years	Total

U.S. Government agencies	$4,061,570	$5,597,799	$	---	$	---	$9,659,369
State and political subdivisions	810,630	7,871,801		4,635,570		1,337,000	14,655,001
Mortgage-backed securities	1,154,394	13,397,399		31,904,921		11,124,274	57,580,988
Asset-backed securities	---	---		---		287,688	287,688
Corporate debt securities	4,776,545	11,506,890		---		---	16,283,435

Total debt securities	10,803,139	38,373,889		36,540,491		12,748,962	98,466,481
Other securities	244,794	1,119,795		---		---	1,364,589

Total securities available-for-sale	$11,047,933	$39,493,684		$36,540,491		$12,748,962	$99,831,070

Weighted average yield	4.58%	4.32%		3.75%		2.94%	3.46%

A discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the increased level of mortgage-backed securities is set forth in Management’s Discussion and Analysis on pages 15 and 16 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

Mortgage-Backed and Asset-Backed Securities. The Bank of Greene County purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. At June 30, 2003, mortgage-backed securities (including CMOs) totaled $57.6 million or 22.4% of total assets, all of which were classified as available for sale. At June 30, 2003, $11.2 million of the mortgage-backed securities were adjustable rate and $46.4 million were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 3.50% to 7.20%, a weighted average yield of 3.46% and a weighted average life (including pre-payment assumptions) of 4.0 years at June 30, 2003. The estimated market value of The Bank of Greene County's mortgage-backed securities at June 30, 2003 was $57.6 million, which was $1.0 million more than cost.

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

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of The Bank of Greene County's mortgage-backed securities portfolio. The Bank of Greene County's $57.6 million mortgage-backed securities portfolio at June 30, 2003, consisted of $14.6 million with a weighted average yield of 3.24% and contractual maturities within five years, $31.9 million with a weighted average yield of 3.81% and contractual maturities of five to ten years and the remaining $11.1 million with a weighted average yield of 2.77% and contractual maturities more than 10 years. However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, The Bank of Greene County may be subject to reinvestment risk because, to the extent that The Bank of Greene County's securities prepay faster than anticipated, The Bank of Greene County may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving The Bank of Greene County of the ability to reinvest cash flows at the increased rates of interest.

At June 30, 2003, The Bank of Greene County’s portfolio of asset-backed securities contained one investment which amounted to $0.3 million, or 0.1% of total assets, which was classified as available for sale. The security had a fixed coupon at 6.68% and a yield to maturity of 3.34%. The average remaining life was 1.85 years with remaining maturity over 10 years at June 30, 2003. The estimated market value of the asset-backed security at June 30, 2003 was $0.3 million, which was approximately the same as cost at such date.

Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans. In the case of The Bank of Greene County, its asset-backed security was collateralized by home equity loans.

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

Mortgage Servicing Rights. The Bank of Greene County had no mortgage servicing rights at June 30, 2003 or 2002 and does not expect to invest in mortgage servicing rights in future periods nor sell mortgages with servicing retained.

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

At June 30, 2003, deposits totaled $218.0 million. At June 30, 2003, The Bank of Greene County had a total of $62.1 million in certificates of deposit, of which $41.6 million had maturities of one year or less. Although The Bank of Greene County has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and The Bank of Greene County's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

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

The following table sets forth the deposit activities of The Bank of Greene County for the periods indicated.

	For the Years Ended June 30,
	2003	2002	2001

(Dollars in thousands)
Opening balance	$183,714	$154,192	$133,460
Deposits	811,518	664,365	512,785
Withdrawals	781,122	639,396	496,909
Interest credited	3,935	4,553	4,856
Ending balance	218,045	183,714	154,192

Net increase	$34,331	$29,522	$20,732

Percent increase	18.69%	19.15%	15.53%

The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.

		At June 30,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent

(Dollars in thousands)
Transaction and savings deposits
Demand deposits	$25,443	11.7%	$22,067	12.0%	$18,418	11.9%
Savings deposits	87,699	40.2	70,825	38.5	57,021	37.0
NOW deposits	16,465	7.5	14,294	7.8	11,446	7.4
Money market deposits	26,364	12.1	13,883	7.6	9,194	6.0

Total non-certificates of deposit	155,971	71.5%	121,069	65.9%	96,079	62.3

Certificate of deposit
0.00 – 1.99%	19,490	8.9	---	---	---	---
2.00 – 2.99%	21,109	9.7	26,024	14.2	100	0.1
3.00 – 3.99%	16,548	7.6	16,369	8.9	430	0.3
4.00 – 5.99%	4,927	2.3	20,252	11.0	57,583	37.3
6.00 – 7.99%	---	---	---	---	---	---
8.00 – and over	---	---	---	---	---	---

Total certificates of deposit	62,074	28.5	62,645	34.1	58,113	37.7

Total deposits	$218,045	100.0%	$183,714	100.0%	$154,192	100.0%

The following indicates the amount of The Bank of Greene County’s certificates of deposit by time remaining to maturity as of June 30, 2003 and June 30, 2002.

(Dollars in thousands)	3months	3 to 6	7 to 12	Over 12
	Or less	Months	Months	Months	Total

As of June 30, 2003
Certificates of deposit less than $100,000	$10,019	$11,508	$15,099	$17,351	$53,977
Certificates of deposit $100,000 or more	1,368	1,753	1,832	3,144	8,097

Total certificates of deposit	$11,387	$13,261	$16,931	$20,495	$62,074

As of June 30, 2002
Certificates of deposit less than $100,000	$14,084	$14,804	$14,133	$12,044	$55,065
Certificates of deposit $100,000 or more	2,971	2,210	923	1,476	7,580

Total certificates of deposit	$17,055	$17,014	$15,056	$13,520	$62,645

The following table sets forth the amount and remaining maturities of The Bank of Greene County’s certificates of deposit accounts at June 30, 2003.

	0.00-	2.00-	3.00-	4.00-		Percent of
	1.99%	2.99%	3.99%	5.99%	Total	Total

(Dollars in thousands)
Certificates of deposit
Maturity in quarter ended:
September 30, 2003	$3,961	$5,708	$1,313	$405	$11,387	18.3%
December 31, 2003	5,729	5,042	2,219	272	13,262	21.4
March 31, 2004	3,814	2,581	3,025	243	9,663	15.6
June 30, 2004	3,125	1,684	1,991	468	7,268	11.7
September 30, 2004	1,970	1,169	1,082	386	4,607	7.4
December 31, 2004	630	1,845	1,249	335	4,059	6.6
March 31, 2005	228	1,130	1,310	362	3,030	4.9
June 30, 2005	4	714	596	184	1,498	2.4
September 30, 2005	---	327	732	191	1,250	2.0
December 31, 2005	---	486	88	267	841	1.4
March 31, 2006	---	201	132	---	333	0.5
June 30, 2006	---	77	68	371	516	0.8
Thereafter	29	145	2,743	1,443	4,360	7.0

Total	$19,490	$21,109	$16,548	$4,927	$62,074	100.0%

Percent of total	31.4%	34.0%	26.7%	7.9%	100.0%

Borrowed Funds. In the event that The Bank of Greene County requires funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank ("FHLB"). At June 30, 2003 The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $10,403,200 with the FHLB. Residential mortgages are pledged by The Bank of Greene County as collateral to secure The Bank of Greene County’s line of credit and term borrowing. Interest on the line is determined at the time of borrowing. In addition to the overnight line of credit program, The Bank of Greene County also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates. The advances are collateralized by all of The Bank of Greene County’s stock and deposits in the FHLB and a general lien on one- to four-family mortgage loans, certain multi-family loans and U.S. Government Agency obligations in an aggregate amount equal up to 133% of outstanding advances. The maximum amount that the FHLB will advance to member institutions, including The Bank of Greene County, fluctuates from time to time in accordance with policies of the FHLB.

The following table set forth certain information regarding borrowed funds.

At June 30, 2003:
Amount	Rate	Maturity date

$3,000,000	1.55% - fixed	01/14/2004
2,500,000	6.82% - fixed	09/02/2004
2,500,000	6.80% - fixed	10/04/2005

$8,000,000

Average daily balance outstanding:             $8,539,726
Maximum amount outstanding during the year                                              $9,000,000
Weighted average interest rate during the year                       4.79%
Weighted average interest at end of year            4.84%

Personnel

As of June 30, 2003, The Bank of Greene County had 77 full-time employees and 15 part-time employees. Greene County Bancorp, Inc. has no employees who are not also Bank employees. A collective bargaining unit does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.

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

Method of Accounting . For federal income tax purposes, Greene County Bancorp, Inc. and The Bank of Greene County currently report income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Bad Debt Reserves . Prior to the 1996 Act, The Bank of Greene County was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at The Bank of Greene County’s taxable income. As a result of the 1996 Act, The Bank of Greene County must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return.

Taxable Distributions and Recapture . Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should The Bank of Greene County fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should The Bank of Greene County redeem its common stock, pay dividends or make distributions in excess of earnings and profits.

At June 30, 2003, The Bank of Greene County’s total federal pre-1988 reserve was approximately $2.1 million. This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made. A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. For all loss years except those originating in 2001 and 2002, net operating losses can offset no more than 90% of AMTI. For loss years originating in 2001 and 2002, an offset 100% of AMTI is permissible. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Greene County Bancorp, Inc. and The Bank of Greene County have not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers . A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2003, The Bank of Greene County had no net operating loss carry forward for federal income tax purposes.

Corporate Dividends-Received Deduction . Greene County Bancorp, Inc. may exclude from its income 100% of dividends received from The Bank of Greene County as a member of the same affiliated group of corporations. Greene County Bancorp, MHC owns less than 80% of the outstanding Common Stock of Greene County Bancorp, Inc. As such, Greene County Bancorp, MHC is not permitted to file a consolidated federal income tax return with Greene County Bancorp, Inc. and The Bank of Greene County. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

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

Recapture of New York State Bad Debt Reserves . If The Bank of Greene County ceases to qualify as a "thrift institution" (as defined in the New York State tax law), or fails to hold at least 60.0% of its assets in "Qualifying Assets", it will no longer be entitled to use the reserve method and must recapture into entire net income a portion of its NY QRPL Reserve. The amount subject to recapture is generally equal to the excess of the NY QRPL Reserve over the federal QRPL Reserve as of December 31, 1995. The amount of The Bank of Greene County’s NY QRPL Reserve subject to recapture is approximately $1.8 million at June 30, 2003. Since it is The Bank of Greene County’s intention to continue to qualify as a thrift institution and to meet the 60.0% Qualifying Asset test, a deferred tax liability has not been established for the $153,000 New York State tax that would result from such failure.

Net Operating Loss Deductions . For New York State franchise tax purposes, The Bank of Greene County is not entitled to carry back or forward net operating losses ("NOLs") incurred in taxable years ending before January 1, 2001. NOLs incurred in taxable years beginning on or after January 1, 2001 can be carried forward to the succeeding 20 taxable years and carried back to the five preceding years, however there is a $10,000 limitation on carry-backs.

Corporate Dividends-Received Deduction. Similar to the federal rules, Greene County Bancorp, Inc. and The Bank of Greene County file a combined New York State franchise tax report and inter-company dividends will be eliminated. However, Greene County Bancorp, MHC does not own the requisite percentage (generally 80.0% or more) of the common stock of Greene County Bancorp, Inc. necessary to file on a combined basis with Greene County Bancorp, Inc.. As long as Greene County Bancorp, MHC owns more than 50.0% of the common stock of Greene County Bancorp, Inc., it is entitled to a full exclusion from taxation of dividend income related to subsidiary capital. Greene County Bancorp, MHC is entitled to a 50.0% dividends-received deduction if it owns 50.0% or less of the common stock of Greene County Bancorp, Inc.

REGULATION

General

The Bank of Greene County is a New York-chartered savings bank and the Federal Deposit Insurance Corporation through the BIF ("Bank Insurance Fund") insures its deposit accounts up to applicable limits. The Bank of Greene County is subject to extensive regulation by the New York State Banking Department (the "Department"), as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. The Bank of Greene County is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the New York Superintendent of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as mutual savings and loan holding companies, are subject to regulation by the Office of Thrift Supervision and are required to file reports with the Office of Thrift Supervision. Any change in such regulations, whether by the Department, the Federal Deposit Insurance Corporation, or the Office of Thrift Supervision could have a material adverse impact on The Bank of Greene County, Greene County Bancorp, Inc., or Greene County Bancorp, MHC.

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

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

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

Regulatory Capital Requirements

The Federal Deposit Insurance Corporation has adopted risk-based capital guidelines for banks under their supervision. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank of Greene County is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as The Bank of Greene County’s "risk-based capital ratio". Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide Bank’s capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

At June 30, 2003, The Bank of Greene County exceeded all regulatory capital requirements.

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

Limitations on Dividends and Other Capital Distributions

The Federal Deposit Insurance Corporation has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law restricts The Bank of Greene County from declaring a dividend, which would reduce its capital below (i) the amount required to be maintained by state and federal law and regulations, or (ii) the amount of The Bank of Greene County’s liquidation account established in connection with the December 1998 Reorganization. New York law also prescribes that dividends declared by a stock savings bank in any calendar year shall not exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, plus any required transfer to surplus or for the retirement of any preferred stock, unless approved by the Superintendent.

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

Activities and Investments of Insured State-Chartered Banks

Federal law generally limits the activities and equity investments of Federal Deposit Insurance Corporation-insured, state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is the direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’, and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Federal law and Federal Deposit Insurance Corporation regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as The Bank of Greene County, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of June 30, 2003, The Bank of Greene County had no securities pursuant to this exception.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding companies of a savings bank and any companies that are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank’s total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

The USA PATRIOT Act

In response to the events of September 11 th , the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing amount bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT ACT imposes the following requirements with respect to financial institutions:

  ●    Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum (i) internal policies, procedures, and controls; (ii) specific designations of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

●            Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

●    Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

●    Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts to foreign banks.

●    Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Holding Company Regulation

Generally. Federal law allows a state savings bank, such as The Bank of Greene County that qualifies as a "Qualified Thrift Lender" discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act (the "HOLA"). Such election results in its holding company being regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. Greene County Bancorp, Inc. and Greene County Bancorp, MHC have made such election by converting from a Delaware corporation and a New York mutual holding company to a federal corporation and federal mutual holding company, respectively, effective May 15, 2001. Greene County Bancorp, Inc. and Greene County Bancorp, MHC savings and loan holding companies are within the meaning of HOLA. As such, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are registered with the Office of Thrift Supervision and are subject to the Office of Thrift Supervision regulations, examinations, supervisions and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Greene County Bancorp, Inc. and Greene County Bancorp, MHC and any nonsavings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are generally not subject to state business organization law.

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

Mergers and Acquisitions. The Home Owners’ Loan Act prohibits a savings and loan holding company, including Greene County Bancorp, Inc. and Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. The Home Owners’ Loan Act also prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, or from acquiring such an institution or company by merger, consolidation, or purchase or its assets, without the prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire other financial institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the acquirer and the merging institution, the convenience and needs of the community and competitive factors.

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

Payment of Cash Dividends. Office of Thrift Supervision regulations generally does not restrict the ability of a savings and loan holding company to pay dividends. However, federal and state law do impose certain limitations on the payment by The Bank of Greene County, Greene County Bancorp, Inc.’s principal operating subsidiary, of cash dividends to Greene County Bancorp, Inc. (described herein).

Waivers of Dividends by Greene County Bancorp, MHC. Office of Thrift Supervision regulations require Greene County Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its right to receive dividends. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such director’s fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.

Conversion of Greene County Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit Greene County Bancorp, MHC to convert from the mutual to the stock form of ownership (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention to plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Greene County Bancorp, Inc. (the "New Holding Company"), the Mutual Holding Company’s corporate existence would end, and certain depositors of The Bank of Greene County would receive the right to subscribe for additional shares of the New Holding Company. Based upon the current Office of Thrift Supervision policy, in a Conversion Transaction, each share of Common Stock held by Greene County Bancorp, Inc.’s public stockholders ("Minority Shareholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Shareholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Shareholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

Stock Repurchases. The Office of Thrift Supervision imposes no restrictions on stock repurchases by Greene County Bancorp, Inc.

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

Community Reinvestment Act

Under the Community Reinvestment Act, as amended, as implemented by Federal Deposit Insurance Corporation regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of a savings institution to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Bank of Greene County’s latest CRA rating was "outstanding".

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

Federal Home Loan Bank System

The Bank of Greene County is a member of the Federal Home Loan Bank of New York, which is one of 12 regional Federal Home Loan Banks ("FHLB") that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members ( i.e. , advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, The Bank of Greene County is required to purchase and maintain stock in the FHLB of New York. At June 30, 2003, The Bank of Greene County had $1,360,600 of FHLB stock. The dividend rate from FHLB stock was 5.05% at June 30, 2003. No assurance can be given that such dividends will continue in the future at such levels.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of The Bank of Greene County’s FHLB stock may result in a corresponding reduction in The Bank of Greene County’s capital.

Reports to Security Holders

Greene County Bancorp, Inc. files annual and quarterly reports with the SEC on Forms 10-KSB and 10-QSB, respectively. Greene County Bancorp, Inc. also files current reports on the Form 8-K with the SEC. Finally, Greene County Bancorp, Inc. files preliminary and definitive proxy materials with the SEC.

The public may read and copy any materials filed by Greene County Bancorp, Inc. with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Greene County Bancorp, Inc. is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.

ITEM 2.    Description of Properties

The Bank of Greene County currently conducts its business through six full-service banking offices. Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Operations Center, 302 Main Street, Catskill, New York. The following table sets forth The Bank of Greene County's offices as of June 30, 2003. The Bank of Greene County’s current facilities are considered by management to be adequate for the needs of The Bank of Greene County and Greene County Bancorp, Inc. in the foreseeable future.

		Original		Net Book Value
	Leased	Year	Date of	Of Property or
	or	Leased or	Lease	Leasehold
Location	Owned	Acquired	Expiration	Improvements

(Dollars in thousands)

Main Office (1)
Main & Church Streets
Catskill, NY 12414	Owned	1963	---	$256

Full Service Branches
Coxsackie Branch
Route 385
West Coxsackie, NY 12051	Owned	1974	---	$105

Cairo Branch
Main Street
Cairo, NY 12413	Owned	1988	---	$359

Greeneville Branch
Route 32
Greeneville, NY 12083	Owned	1997	---	$977

Tannersville Branch
Main Street
Tannersville, NY 12485	Owned	2000	---	$1,269

Westerlo Branch
Routes 141 & 143
Westerlo, NY 12193	Leased	2001	November 30, 2005	$97

Operations Center (1)
302 Main Street
Catskill, NY 12414	Owned	1999	---	$545

(1) Includes adjacent parking lot

ITEM 3.    Legal Proceedings

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

PART II

ITEM 5.    Market for Common Equity and Related Security Holder Matters

The "Common Stock and Related Matters" section on pages 26-27 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 8-25 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.    Financial Statements

The selected financial information for the year ended June 30, 2003 is filed as part of Greene County Bancorp, Inc.’s Annual Report to Shareholders on pages 6-7, and is incorporated by reference.

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.   Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The "Proposal I - Election of Directors" section on pages 2-4 of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2003 Annual Meeting of Shareholders (the "2003 Proxy Statement") is incorporated herein by reference.

ITEM 10.        Executive Compensation

The "Proposal I - Election of Directors" section on pages 6-7 of Greene County Bancorp, Inc.’s 2003 Proxy Statement is incorporated herein by reference.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The "Proposal I - Election of Directors" section on page 2-3 of Greene County Bancorp, Inc.’s 2003 Proxy Statement is incorporated herein by reference.

The Company has adopted three equity-based compensation plans: the 2000 Stock Option Plan, the 2000 Recognition and Retention Plan and the ESOP. The 2000 Stock Option Plan and the 2000 Recognition and Retention Plan have been approved by stockholders of the Company and, except for the ESOP, the Company has not implemented any equity-based compensation program that has not been approved by Company stockholders.

Set forth below is certain information as of June 30, 2003 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan

2000 Stock Option Plan	67,872	$8.81	1,899
2000 Recognition and Retention Plan	14,240	—	2,594
Total	82,112	—	4,493

ITEM 12.    Certain Relationships and Related Transactions

The "Transactions with Certain Related Persons" section on page 10 of Greene County Bancorp, Inc.’s 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows, all of which are included in the Annual Report to Shareholders (Exhibit 13):

(A) Report of Independent Accountants – page 30

(B) Consolidated Statements of Financial Condition – page 31

(C) Consolidated Statements of Income – page 32

(D) Consolidated Statements of Comprehensive Income - pages 33

(E) Consolidated Statements of Changes in Equity – page 34

(F) Consolidated Statements of Cash Flows – page 35

(G) Notes to Consolidated Financial Statements – pages 36-53

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2003 is not deemed to be filed as part of this report except as expressly provided herein.

(b)    Reports on Form 8-K

On April 30, 2003, Greene County Bancorp, Inc. filed Form 8-K pursuant to Item 9 "Fair Disclosure" and in satisfaction of Item 12, "Disclosure of Results of Operations and Financial Condition" which announced its earnings for the three and nine months ended March 31, 2003.

(c)    Exhibits

3.1 Certification of Incorporation of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s Registration statement on SB-2, file No. 333-63681 (the "SB-2")).

3.2 Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

4.0 Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

10.1 Employment Agreement with J. Bruce Whittaker (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

10.2 Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

 2)
13.0 Annual Report to Shareholders

21.0 Subsidiaries of Greene County Bancorp, Inc.

23.0 Consent of Experts

31.0 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0 Certification of Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GREENE COUNTY BANCORP, INC.

        Date: September 26 , 2003               By: /s/ J. Bruce Whittaker
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

        By:    /s/ Michelle Plummer              By:    /s/ Walter H. Ingalls
                    Michelle Plummer                          Walter H. Ingalls
                    Chief Financial Officer                     Chairman of the Board of Directors

                    Date: September 26, 2003                    Date: September 26, 2003

       By:    /s/ J. Bruce Whittaker              By:     /s/ Raphael Klein
                    J. Bruce Whittaker, President             Raphael Klein
                    Chief Executive Office and Director       Director

                   Date: September 26 , 2003                   Date: September 26 , 2003

       By:    /s/ Paul Slutzky                      By:        /s/ David H. Jenkins
            Paul Slutzky                               David H. Jenkins, DVM
            Director                 Director

                    Date: September 26 , 2003                                                                                 Date: September 26 , 2003

       By:    /s/ Dennis R. O’Grady             By:     /s/ Martin C. Smith
           Dennis R. O’Grady                        Martin C. Smith
           Director                                      Director

                  Date: September 26 , 2003                    Date: September 26 , 2003

EXHIBIT 13
ANNUAL REPORT TO SHAREHOLDERS

EXHIBIT 21

SUBSIDIARIES OF GREENE COUNTY BANCORP, INC.

Company                    Percent Owned

The Bank of Greene County                                100.0% owned by Greene County Bancorp, Inc.

EXHIBIT 23
CONSENT OF EXPERTS

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-51538) of Greene County Bancorp, Inc. of our report dated August 1, 2003 relating to the financial statements of Greene County Bancorp, Inc., which appears in the Annual Report to Shareholders, which is included in this Form 10-KSB.

/s/ PricewaterhouseCoopers LLP

Albany, New York
September 26, 2003

EXHIBIT 31

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1

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

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4.          The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c) d isclosed in this annual report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business  issuer’s board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: September 26 ,2003                                                   _/s/ J. Bruce Whittaker
J. Bruce Whittaker, President and
Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Michelle M. Plummer, Chief Financial Officer, certify that:

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

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4.          The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c) d isclosed in this annual report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business   issuer’s board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: September 26, 2003               /s/ Michelle Plummer
                                                                                                              Michelle M. Plummer,
                                                                                                              Chief Financial Officer

EXHIBIT 32.0

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, and Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the "Company") each certify in his or her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2003 and that to the best of his or her knowledge:

  the report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

  the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

September 26 , 2003                    _/s/ J. Bruce Whittaker__________________
Date                               J. Bruce Whittaker
                                                                         President andChief Executive Officer

September 26 , 2003                    _/s/ Michelle Plummer________________
Date                               Michelle M. Plummer
                                                                         Chief Financial Officer