Form 10QSB
period 2003-09-30
GREENE COUNTY BANCORP INC
filed 2003-11-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes: X      No:

As of October 23, 2003, the registrant had 2,152,835 shares of common stock issued at $ .10 par value, and 2,042,488 were outstanding.

Transitional Small Business Disclosure
Format: Yes:      No: X

	GREENE COUNTY BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	5
	* Consolidated Statements of Changes in Shareholders’ Equity	6
	* Consolidated Statements of Cash Flows	7
	* Notes to Consolidated Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-20

Item 3.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

	Signatures	22-26
	Exhibit 31.1 302 Certification of Chief Executive Officer	23
	Exhibit 31.2 302 Certification of Chief Financial Officer	24
	Exhibit 32.1 906 Certification of Chief Executive Officer	25
	Exhibit 32.2 906 Certification of Chief Financial Officer	26

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2003 and June 30, 2003
(Unaudited)

ASSETS	September 30, 2003	June 30, 2003

Cash and due from banks	$7,505,811	$10,078,827
Federal funds sold	12,283,250	6,839,439

Total cash and cash equivalents	19,789,061	16,918,266

Investment securities, at fair value	97,729,392	99,831,070
Federal Home Loan Bank stock, at cost	1,360,600	1,360,600

Loans	135,749,757	133,711,021
Less: Allowance for loan losses	(1,221,359)	(1,163,825)
Unearned origination fees and costs, net	(342,918)	(337,122)

Net loans receivable	134,185,480	132,210,074

Premises and equipment	4,596,002	4,697,653
Accrued interest receivable	1,517,684	1,573,825
Prepaid expenses and other assets	243,507	318,495
Other real estate owned	---	55,125

Total assets	$259,421,726	$256,965,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$27,073,143	$25,443,349
Interest bearing deposits	194,037,118	192,601,576

Total deposits	221,110,261	218,044,925

Borrowings from FHLB	8,000,000	8,000,000
Accrued expenses and other liabilities	1,280,302	1,722,294
Accrued income taxes	150,635	73,024

Total liabilities	230,541,198	227,840,243

Shareholders’ equity
Preferred stock,
Authorized 1,000,000 at September 30, 2003 and June 30, 2003;	---	---
Common stock, par value $.10 per share;
Authorized: 12,000,000 at September 30, 2003 and June 30, 2003;
Issued: 2,152,835 at September 30, 2003 and June 30, 2003;
Outstanding: 2,041,543 at September 30, 2003 and June 30, 2003;	215,284	215,284
Additional paid-in capital	10,119,695	10,092,353
Retained earnings	19,139,457	18,777,623
Accumulated other comprehensive income	998,679	1,664,585
Less: Treasury stock (shares at cost) 111,292 at September 30, 2003,
and June 30, 2003	(1,192,535)	(1,192,535)
Unearned stock-based compensation	(82,687)	(96,941)
Unearned ESOP shares (at cost) 40,853 at September 30, 2003,
and June 30, 2003	(317,365)	(335,504)

Total shareholders’ equity	28,880,528	29,124,865

Total liabilities and shareholders’ equity	$259,421,726	$256,965,108

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Interest income:
Loans	$2,300,693	$2,399,907
Investment securities	335,019	484,893
Mortgage-backed securities	383,731	244,250
Tax free securities	138,452	101,771
Interest bearing deposits and federal funds sold	30,920	65,011

Total interest income	3,188,815	3,295,832

Interest expense:
Interest on deposits	771,207	1,060,039
Interest on borrowings	97,545	107,905

Total interest expense	868,752	1,167,944

Net interest income	2,320,063	2,127,888

Less: Provision for loan losses	45,000	---

Net interest income after provision for loan losses	2,275,063	2,127,888

Noninterest income:
Service charges on deposit accounts	405,163	382,799
Other operating income	320,775	252,538

Total noninterest income	725,938	635,337

Noninterest expense:
Salaries and employee benefits	1,042,943	881,631
Occupancy expense	107,283	98,778
Equipment and furniture expense	140,118	140,979
Service and data processing fees	230,637	247,943
Office supplies	20,539	33,967
Other	441,169	450,320

Total noninterest expense	1,982,689	1,853,618

Income before provision for income taxes	1,018,312	909,607

Provision for income taxes	331,000	268,500

Net income	$687,312	$641,107

Basic EPS	$0.34	$0.32
Basic shares outstanding	2,000,450	1,976,296

Diluted EPS	$0.33	$0.32
Diluted average shares outstanding	2,058,837	2,028,691

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Net income	$687,312	$641,107

Other comprehensive income:

Unrealized holding gain arising during the three months
ended September 30, 2003 and 2002, net of
tax benefit/(expense) of $483,938 and ($289,781), respectively.	(665,906)	434,670

Total other comprehensive income	(665,906)	434,670

Comprehensive income	$21,406	$1,075,777

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2003 and 2002
(Unaudited)

Accumulated
		Additional		Other	Unearned		Unearned	Total
	Capital	Paid – In	Retained	Comprehensive	Stock-based	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Compensation	Stock	Shares	Equity

Balance at
June 30, 2002	$215,284	$10,084,621	$17,164,403	$880,401	($156,791)	($1,371,527)	($415,685)	$26,400,706

ESOP shares earned		13,206					18,237	31,443

Options exercised		(1,992)				7,504		5,512

Stock-based compensation earned					14,254			14,254

Dividends paid			(286,378)					(286,378)

Net income			641,107					641,107

Change in unrealized gain, net				434,670				434,670

Balance at
September 30, 2002	$215,284	$10,095,835	$17,519,312	$1,315,071	($142,537)	($1,364,023)	($397,448)	$27,241,314

Balance at
June 30, 2003	$215,284	$10,092,353	$18,777,623	$1,664,585	($96,941)	($1,192,535)	($335,504)	$29,124,865

ESOP shares earned		27,342					18,139	45,481

Stock-based compensation earned					14,254			14,254

Dividends paid			(325,478)					(325,478)

Net income			687,312					687,312

Change in unrealized gain, net				(665,906)				(665,906)

Balance at
September 30, 2003	$215,284	$10,119,695	$19,139,457	$998,679	($82,687)	($1,192,535)	($317,365)	$28,880,528

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net Income	$687,312	$641,107
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	127,800	134,800
Net amortization (accretion) of premiums (discount)	381,727	(65,716)
Provision for loan losses	45,000	---
ESOP and other stock-based compensation earned	59,735	45,697
Gain on sale of other real estate	(1,535)	(59,770)
Net increase in accrued income taxes	77,718	66,939
Net decrease (increase) in accrued interest receivable	56,141	(73,938)
Net decrease in prepaid and other assets	74,988	76,021
Net increase in other liabilities	110,345	268,597

Net cash provided by operating activities	1,619,231	1,033,737

Cash flows from investing activities:
Proceeds from maturities and calls of securities	3,214,528	5,009,854
Purchases of securities and other investments	(1,541,199)	(1,605,169)
Principal payments on securities	1,600,117	370,542
Principal payments on mortgage-backed securities	4,267,395	1,735,597
Purchases of mortgage-backed securities	(7,039,240)	(11,234,018)
Net increase in loans receivable	(2,020,406)	(2,112,528)
Proceeds from the sale of other real estate	56,660	90,000
Purchases of premises and equipment	(26,149)	(90,639)

Net cash used in investing activities	(1,488,294)	(7,836,361)

Cash flows from financing activities:
Dividends paid	(325,478)	(286,378)
Proceeds from issuance of stock options	---	5,512
Net increase in deposits	3,065,336	8,410,483

Net cash provided by financing activities	2,739,858	8,129,617

Net increase in cash and cash equivalents	2,870,795	1,326,993

Cash and cash equivalents at beginning of period	16,918,266	17,832,021

Cash and cash equivalents at end of period	$19,789,061	$19,159,014

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Financial Statements
As of and for the Three Ended September 30, 2003 and 2002

  Basis       (1)     Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2003 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Bank of Greene County (the "Bank") at June 30, 2003. The consolidated financial statements at and for the three months ended September 30, 2003 and 2002 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2003, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2004.

CRITICAL ACCOUNTING POLICY

Greene County Bancorp, Inc.’s critical accounting policy relates to the allowance for loan losses (the "Allowance"). It is based on management’s opinion of an amount that is intended to absorb losses in the existing portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance for loan losses. However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

(2)    Nature of Operations

The Bank of Greene County has six full-service offices and an operations center located in its market area consisting of Greene County and southern Albany County, New York. The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds in loans and investment securities.

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

While management uses available information to recognize losses on loans and OREO, future additions to the Allowance, or OREO write-downs, may be necessary based on changes in economic conditions, asset quality or other factors. In addition, various regulatory authorities, as an integral part of their examination process, periodically review The Bank of Greene County’s Allowance and the carrying value of OREO and other assets. Such authorities may require The Bank of Greene County to recognize additions to the Allowance and/or write down the carrying value of OREO or other assets based on their judgments of information available to them at the time of their examination.

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

Three Months Ended	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share

September 30, 2003:	$687,312
Basic EPS		2,000,450	$0.34
Diluted EPS		2,058,837	$0.33

September 30, 2002:	$641,107
Basic EPS		1,976,296	$0.32
Diluted EPS		2,028,691	$0.32

  Divi        (5)     Dividends

The Board of Directors declared a semi-annual $0.36 per share cash dividend on July 16, 2003, for shareholders of record August 15, 2003, payable September 1, 2003. The dividend reflected an annual cash dividend rate of $0.72 per share, which represented an increase from the previous annual cash dividend rate of $0.68 per share. The increase in the dividend paid out was a result of improved earnings as well as the waiver of such dividends by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.

(6)     Impact of Inflation and Changing Prices

The consolidated financial statements of Greene County Bancorp, Inc. and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of Greene County Bancorp, Inc.’s operations. Unlike most industrial companies, nearly all the assets and liabilities of Greene County Bancorp, Inc. are monetary. As a result, interest rates have a greater impact on Greene County Bancorp, Inc.’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

(7)     Impact of Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Standard, effective October 1, 2003, had no impact on the Company’s consolidated financial statements and related disclosures.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity , to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  An issuer is required to classify a financial instrument that is within such standard’s scope as a liability (or an asset in some circumstances).  The requirements of this Statement apply to freestanding financial instruments, including those that comprise more than one option or forward contract.  This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this Statement, effective July 1, 2003, had no impact on the Company’s consolidated financial statements.

(8)     Stock-Based Compensation

At September 30, 2003, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the financial statements and notes thereto for the year ended June 30, 2003. SFAS No. 123, Accounting for Stock-Based Compensation , requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123.  No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation , to stock-based employee compensation.

	Three months ended September 30,

	2003	2002
Net income, as reported	$687,312	$641,107
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	8,452	9,090
Pro forma net income	$678,860	$632,017
Earnings per share: Basic – as reported	$0.34	$0.32
Basic – pro forma	$0.34	$0.32
Diluted – as reported	$0.33	$0.32
Diluted – pro forma	$0.33	$0.31

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in all periods presented: dividend yield of 3.0%, expected volatility of 29.54%, risk free interest rate of 4.78%, and expected term of 5 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Greene County Bancorp, Inc.’s results of operations depend primarily on its net interest income, which is the difference between the income earned on Greene County Bancorp, Inc.’s loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by Greene County Bancorp, Inc.’s provision for loan losses, income and expense pertaining to other real estate owned, gains and losses from sales of securities, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges. Greene County Bancorp, Inc.’s noninterest expense consists principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect Greene County Bancorp, Inc.

Special Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements. Greene County Bancorp, Inc. desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in this Management’s Discussion and Analysis and elsewhere in this quarterly report, describe future plans or strategies and include Greene County Bancorp, Inc.’s expectations of future financial results. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Greene County Bancorp, Inc.’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors that could affect actual results include but are not limited to:

     (a)   changes in general market interest rates,
     (b)   general economic conditions,
     (c)   legislative and regulatory changes,
     (d)   monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
     (e)   changes in the quality or composition of The Bank of Greene County’s loan portfolio or the consolidated investment portfolios of  The Bank of Greene County and Greene County Bancorp, Inc.,
     (f)   deposit flows,
     (g)   competition, and
     (h)   demand for financial services in Greene County Bancorp, Inc.’s market area.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements, since results in future periods may differ materially from those currently expected because of various risks and uncertainties.

Comparison of Financial Condition as of September 30, 2003 and June 30, 2003

ASSETS

Total assets increased to $259.4 million at September 30, 2003 from $257.0 million at June 30, 2003, an increase of $2.4 million, or 0.9%. The composition of the assets shifted slightly toward cash and loans and away from investments. The overall growth in assets was funded by an increase in deposits, both noninterest and interest bearing.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $19.8 million at September 30, 2003 from $16.9 million at June 30, 2003, an increase of $2.9 million, or 17.2%. The increase was a result of continued deposit inflows and investment maturities and principle pay-downs.

INVESTMENT SECURITIES

Investment securities decreased to $97.7 million at September 30, 2003 as compared to $99.8 million at June 30, 2003, a decrease of $2.1 million, or 2.1%. The decrease in investments was a result of $3.2 million in maturities of securities and principal payments on mortgage-backed and other securities of $4.3 million and $1.6 million, respectively. This activity was offset by purchases of $7.0 million of mortgage-backed securities and $1.5 million of other securities. Net unrealized gains on the investment portfolio amounted to $1.6 million at September 30, 2003 as compared to $2.7 million at June 30, 2003, a decrease of $1.1 million further contributing to the decline in the market value of the investment portfolio. The decrease in the market value of the portfolio was primarily the result of interest rate increases, which adversely affects fixed rate securities such as bonds. Management continued to invest in the nonstandard mortgage-backed securities which offer yield maintenance provisions and tend to have final maturities significantly shorter than standard mortgage-backed securities, which tend to extend as interest rates rise. These nonstandard mortgage-backed securities were discussed further in the June 30, 2003 Annual Report in the investment section. Management has also attempted to take advantage of tax savings offered by purchasing state and political subdivision securities or tax-securities during the quarter ended September 30, 2003.

(Dollars rounded to nearest thousand)	Market value at Sept. 30, 2003	Percentage of portfolio	Market value at June 30, 2003	Percentage of portfolio

U.S. government agencies	$8,551	8.8%	$9,659	9.7%
State and political subdivisions	16,091	16.5	14,655	14.6
Mortgage-backed securities	57,601	58.9	57,581	57.7
Asset-backed securities	248	0.3	288	0.3
Corporate debt securities	13,921	14.2	16,283	16.3

Total debt securities	96,412	98.7	98,466	98.6

Equity securities and other	1,317	1.3	1,365	1.4

Total available-for-sale securities	$97,729	100.0%	$99,831	100.0%

LOANS

Net loans receivable increased to $134.2 million at September 30, 2003 from $132.2 million at June 30, 2003, an increase of $2.0 million, or 1.5%. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Loan modifications and refinancing are still significant, but demand for such may have peaked. The Company has been able to retain a significant amount of refinanced mortgages and other loans however, the historically low interest rate environment and competitors who continue to aggressively price residential mortgages and commercial real estate loans continue to affect the market.

(Dollars rounded to nearest thousand)	At Sept. 30, 2003	Percentage of portfolio	At June 30, 2003	Percentage of portfolio

Real estate mortgages
Residential	$103,349	76.1%	$102,726	76.8%
Commercial	11,902	8.8	11,481	8.6
Home equity loans	8,680	6.4	7,821	5.8
Commercial loans	6,807	5.0	6,576	4.9
Installment loans	4,330	3.2	4,360	3.3
Passbook loans	681	0.5	747	0.6

Total loans	$135,749	100.0%	$133,711	100.0%
Less: Allowance for loan losses	(1,221)		(1,164)
Unearned origination fees and costs, net	(343)		(337)

Net loans receivable	$134,185		$132,210

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. During the quarters ended September 30, 2003 and 2002, the level of the allowance for loan losses was affected most significantly by the level of recoveries, as in both quarters a relatively large recovery was made. Any increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Allowance for loan losses	Three months ended	Three months ended
	September 30, 2003	September 30, 2002
Balance at the beginning of the period	$1,163,825	$1,068,734
Charge-offs:
Installment loans to individuals	11,263	12,396

Total loans charged off	11,263	12,396

Recoveries:
Home equity	2,791
Commercial loans	---	24,093
Installment loans to individuals	21,006	5,270

Total recoveries	23,797	29,363

Net charge-offs	(12,534)	(16,967)

Provisions charged to operations	45,000	---

Balance at the end of the period	$1,221,359	$1,085,701

Ratio of net charge-offs to average loans outstanding	(0.01)%	(0.01)%
Ratio of net charge-offs to nonperforming assets	(5.61)%	(4.38)%
Allowance for loan loss to nonperforming loans	546.20%	280.16%
Allowance for loan loss to net loans receivable	0.91%	0.83%

Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered nonperforming. The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2003 and 2002.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At Sept. 30, 2003	At June 30, 2003

Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$207,562	$211,074
Commercial mortgage loans	---	---
Home equity	---	2,104
Commercial loans	---	---
Installment loans to individuals	16,050	7,183

Total nonaccruing loans	223,612	220,361

Real Estate Owned:
Residential mortgages loans (one- to four-family)	---	55,125

Total real estate owned	---	55,125

Total nonperforming assets	$223,612	$275,486

Total nonperforming assets as a percentage of total assets	0.09%	0.11%

Total nonperforming loans to total loans	0.17%	0.16%

At September 30, 2003, gross interest income of $10,400 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent at September 30, 2003.

DEPOSITS

Total deposits increased to $221.1 million at September 30, 2003 from $218.0 million at June 30, 2003, an increase of $3.1 million, or 1.4%. Increases are generally the result of the Company’s continued focus on expanded commercial services, including commercial deposits, and core deposit attraction. General economic conditions resulted in more customers moving funds from time deposits to demand accounts and other savings products over the last several quarters.

(Dollars rounded to nearest thousand)	At Sept. 30, 2003	Percentage of portfolio	At June 30, 2003	Percentage of portfolio

Noninterest bearing deposits	$27,073	12.2%	$25,443	11.7%
Certificates of deposit	61,410	27.8	62,074	28.5
Savings deposits	87,072	39.4	87,699	40.2
Money market deposits	27,663	12.5	26,364	12.1
NOW deposits	17,892	8.1	16,465	7.5

Total deposits	$221,110	100.0%	$218,045	100.0%

BORROWINGS

During January 2003, The Bank of Greene County refinanced its short-term debt including paying down $1.0 million of the short-term borrowing balance from $4.0 million to $3.0 million. The fixed rate on such short-term borrowing decreased to 1.55% from 2.19%.

At September 30, 2003, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date
$3,000,000	1.55% -Fixed	1/14/2004
2,500,000	6.82% -Fixed	09/02/2004
2,500,000	6.80% -Fixed	10/04/2005

$8,000,000

EQUITY

The primary changes in equity included changes in retained earnings and accumulated comprehensive income. Retained earnings was affected by net income of $0.7 million and partially offset by dividends paid of $325,000. A decrease in net unrealized gains associated with the available-for-sale investment portfolio caused accumulated other comprehensive income to decrease by approximately $666,000, net of tax. The remaining changes in equity were due to amortization of compensation expense associated with the Employee Stock Ownership Plan ("ESOP") and stock-based compensation expense associated with the Management Recognition and Retention Plan.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three months ended September 30, 2003 and 2002. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are average monthly balances, except for federal funds for which a daily average was calculated and the interest-bearing bank balance for which a weekly balance was available. Interest and balances of nonaccrual loans and certain deferred origination fees have been excluded from the average loan balances and yield calculations in these tables.

(Dollars in thousands)	2003	2002	2003	2002	2003	2002
	Average	Average	Interest	Interest	Average	Average
	Outstanding	Outstanding	Earned/	Earned/	Yield/	Yield/
	Balance	Balance	Paid	Paid	Rate	Rate
Interest-earning assets:
Loans receivable, net [1]	$133,941	$129,987	$2,301	$2,400	6.87%	7.39%
Investment securities [2]	100,524	71,771	857	823	3.41	4.59
Federal funds	9,887	11,799	26	61	1.05	2.07
Interest-bearing bank balances	1,114	367	5	4	1.80	4.15
FHLB stock	1,361	1,121	---	8	---	2.84

Total interest-earning assets	246,827	215,045	3,189	3,296	5.17	6.13

Interest-bearing liabilities:
Savings and money market deposits	116,562	90,990	342	473	1.17	2.08
Demand and NOW deposits	44,798	36,613	23	40	0.21	0.44
Certificates of deposit	61,571	64,540	407	547	2.64	3.39
Borrowings	8,000	9,000	97	108	4.85	4.80

Total interest-bearing liabilities	$230,931	$201,143	$869	$1,168	1.51%	2.32%

Net interest income			$2,320	$2,128

Net interest spread					3.66%	3.81%

Net interest margin					3.76%	3.96%

Average interest-earning assets to
average interest-bearing liabilities					106.88%	106.91%

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

Rate / Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Greene County Bancorp, Inc.’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

      (i)   Change attributable to changes in volume (changes in volume multiplied by prior rate);
        (ii)    Change attributable to changes in rate (changes in rate multiplied by prior volume); and
     (iii)   The net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

(Dollars in thousands)	2003 versus 2002

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease )
Loans receivable, net [1]	$75	$(174)	$(99)
Investment securities [2]	95	(61)	34
Federal funds	(9)	(26)	(35)
Interest-bearing bank balances	1	0	1
FHLB stock	2	(10)	(8)

Total interest-earning assets	164	(271)	(107)

Interest-bearing liabilities:
Savings deposits	235	(366)	(131)
Demand and NOW deposits	13	(30)	(17)
Certificates of deposit	(24)	(116)	(140)
Borrowings	(12)	1	(11)

Total interest-bearing liabilities	212	(511)	(299)

Net interest income	$(48)	$240	$192

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets decreased to 1.06% for the quarter ended September 30, 2003 as compared to 1.13% for the quarter ended September 30, 2002. These ratios were based on average assets of $259.9 million and $227.1 million and net income of $687,000 and $641,000 for the quarters ended September 30, 2003 and 2002, respectively. Return on average equity increased to 9.61% for the quarter ended September 30, 2003 as compared to 9.60% for the quarter ended September 30, 2002 based on average equity of $28.6 million and $26.7 million, respectively for these periods. Return on average assets and return on average equity are a product of net interest income, other non-interest income and expense.

INTEREST INCOME

Total interest income decreased to $3.2 million for the quarter ended September 30, 2003, as compared to $3.3 million for the quarter ended September 30, 2002, a decrease of $0.1 million, or 3.0%. The primary reason for the decrease in interest income was due to the overall declining yield on interest earning assets. Increases in the average volume of such assets did not offset the overall decrease in yield. As indicated in the average balance sheet table above, the average yield on assets decreased 96 basis points, which resulted in lower interest income despite an increase in average interest earning assets of $31.8 million. Due to the continued historically low interest rate environment, as assets mature, investments pay-down and new funds are invested the yield on such assets has been lower when comparing the quarter ended September 2003 to the quarter ended September 2002 . This trend is expected to continue as interest rates remain low and essentially flat. As demonstrated in the rate/volume table above, the decrease in loan yields had the most significant effect on the overall decrease in interest income. Included in interest income have been earnings on Federal Home Loan Bank of New York (FHBLNY) stock. As a member of FHLBNY the Bank is required to own stock. During the quarter ended September 30, 2003, FHLBNY did not pay any dividends on the stock due to a loss that was taken on several investments, further contributing to the overall declining yield on interest-earning assets.

INTEREST EXPENSE

Total interest expense decreased to $0.9 million for the quarter ended September 30, 2003 as compared to $1.2 million for the quarter ended September 30, 2002, a decrease of $0.3 million, or 25.0%. As demonstrated in rate/volume table above, the decrease in rate paid on savings accounts had the largest impact on the overall decrease in average rate on total interest-bearing liabilities. The overall rate on interest-bearing liabilities decreased by 81 basis points to 1.51% for the quarter ended September 30, 2003 as compared to 2.32% for the quarter ended September 30, 2002. This decrease in average rate offset the increase in average interest-bearing liabilities of $29.8 million when comparing the quarters ended September 2003 and 2002. In early July 2003, the largest decrease in rate of 50 basis points on core deposit accounts was implemented. Correspondingly money market and certificate of deposit rates were also adjusted downward although not necessarily to the same extent. It should be noted however, that further core deposit rate cuts will be difficult given the low rates currently being paid.

NET INTEREST INCOME

Net interest income increased to $2.3 million for the quarter ended September 30, 2003 as compared to $2.1 million for the quarter ended September 30, 2002, an increase of $0.2 million or 9.5%. Net interest income is largely the result of net interest spread and margin and the average balances of interest-earning assets and interest-bearing liabilities. Due to the prolonged low interest rate environment, net interest spread decreased by 15 basis points to 3.66% for the quarter ended September 30, 2003 as compared to 3.81% for the quarter ended September 30, 2002. Correspondingly, net interest margin has also declined by 20 basis points to 3.76% for the quarter ended September 30, 2003 as compared to 3.96% for the quarter ended September 30, 2002. These declines in net interest margin and spread were offset by an increase in average interest-earning assets of $31.8 million as compared to an increase in interest-bearing liabilities of $29.8 million. Due to the continued low interest rate environment, as assets mature or the yield on such assets adjust they have frequently been and will continue to be replaced with lower yielding assets; however, The Bank of Greene County has also taken advantage of the lower interest rate environment by refinancing short term borrowings at a lower rate and offering lower rates on certificates of deposits and other core deposit accounts, which has had a large impact on improving net interest income. The improvement in net interest income contributed to the overall improvement in net income. In a rising or flat interest rate environment The Bank of Greene County’s net interest margin and spread would be more likely to shrink than in a declining rate environment, which could ultimately negatively impact net income.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarter ended September 30, 2003 increased to $45,000 as compared to zero for the quarter ended September 30, 2002. The growth in the overall loan portfolio and level of commitments were the primary reason for the provision for September 30, 2003 quarter end as compared to September 30, 2002. It is anticipated that if the level of net charge-offs remains relatively low and the current local economic conditions do not deteriorate a provision will not be deemed necessary for the quarter ending December 31, 2003.

NONINTEREST INCOME

Noninterest income for the quarter ended September 30, 2003 amounted to $726,000 as compared to $635,000 for the quarter ended September 30, 2002, an increase of $91,000 or 14.3%. Service charges on deposit accounts increased $22,000 primarily due to an increase in the number of accounts and continued growth in the use of the Overdraft Protection Program initiated in the fall of 2001. The increase in other operating income of $68,000 was due to fees and other charges on ATMs, e-commerce, check reorders and debit card processing. These increases are partially due to an increase in the volume of accounts. It should be noted that net gains on OREO amounted to $1,500 for the quarter ended September 30, 2003 as compared to $67,000 for the quarter ended September 30, 2002.

NONINTEREST EXPENSE

Noninterest expense increased to $2.0 million from $1.9 million, an increase of $0.1 million or 5.3% when comparing the quarters ended September 30, 2003 and 2002. Increases in salaries and benefits resulted from the addition of several new positions including additional marketing and computer technology staff, as well as a new employee profit sharing bonus and higher retirement associated expenses. The Company continues to invest in technology and staff in order to bring customers the highest quality products and services. The increase in occupancy of $8,500 has resulted from an increase in routine maintenance and repair activities during the quarter ended September 30, 2003. Equipment and furniture expense is primarily depreciation expense and remained relatively consistent when comparing quarters ended September 30, 2003 and 2002. Service and data processing fees declined by approximately $17,000 due to reductions in data communication expenses which resulted from technology improvements made over the last several quarters. Office supplies expense have decreased due to the emphasis during the quarter to use up inventory rather than make new purchases. The remaining decrease in other noninterest expense was primarily due to no further commissions due the consultant who helped establish the Overdraft Protection Program. These consultants were paid approximately $62,000 during the quarter ended September 30, 2002 as compared to nothing for the current quarter.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. The effective tax rate increased to 32.5% for the quarter ended September 30, 2003, compared to 29.5% for the quarter ended September 30, 2002. A major reason for the change in effective rate was the expected decrease in the percentage of income that municipal securities and other tax free investments are expected to contribute to total income during the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates. Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition.

During the prior year the declining and low market interest rate environment had helped to improve the net interest spread and margin; however, an increasing or flat market interest rate environment will have the reverse effect.

Mortgage loan commitments totaled $8.6 million at September 30, 2003. The unused portion of overdraft lines of credit amounted to $0.7 million, the unused portion of home equity lines of credit amounted to $2.2 million, and the unused portion of commercial lines of credit amounted to $2.1 million at September 30, 2003. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio.

The Bank of Greene County met all regulatory capital requirements at September 30, 2003 and June 30, 2003. Consolidated shareholders’ equity represented 11.1 % of total assets at September 30, 2003 and 11.3% of total assets of June 30, 2003.

Item 3. Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
Greene County Bancorp, Inc. is not engaged in any material legal proceedings at the present time.

Item 2. Changes in Securities and Use of Proceeds
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits and Reports on Form 8-K

           (a)   Exhibits

31.1 Certification of Chief Executive Officer, adopted pursuant to rule 13a-14(a)/15d-14(a)
31.2 Certification of Chief Financial Officer, adopted pursuant to rule 13a-14(a)/15d-14(a)
32.1 Statement of Chief Executive Officer, furnished pursuant to U.S.C. section 1350
32.2 Statement of Chief Financial Officer, furnished pursuant to U.S.C. section 1350

           (b)   Reports on Form 8-k

-A current report on Form 8-K was filed with the SEC on July 16, 2003 announcing the declaration of the next semi-annual dividend.
-A current report on Form 8-K was filed with the SEC on July 31, 203 announcing June 30, 2003 fiscal year end earnings.
-A current report on Form 8-k was filed with the SEC on September 15, 2003 announcing the application filed with the State of New York requesting the establishment of a limited purpose commercial bank.
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: November 14, 2003

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: November 14, 2003

By: /s/ Michelle Plummer

Michelle Plummer
Chief Financial Officer and Treasurer

EXHIBIT 31.1

Certification of Chief Executive Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

I, J. Bruce Whittaker, President and Chief Executive Officer, certify that:

1.            I have reviewed this quarterly report on Form 10-QSB of Greene County Bancorp, Inc.;

2.            Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.           The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) d isclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.       The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors:

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

Date:November 14 ,2003                                                                            _/s/J.BruceWhittaker
        J. Bruce Whittaker, President and
        Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Michelle M. Plummer, Chief Financial Officer, certify that:

1.            I have reviewed this quarterly report on Form 10-QSB of Greene County Bancorp, Inc.;

2.            Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.            The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) d isclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.            The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors:

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

Date:November 14, 2003                                                                       /s/ Michelle Plummer
  Michelle M. Plummer,
  Chief Financial Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2003 and that to the best of his knowledge:

                           1.    the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                                              and

                                    2.     the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the report.

This statement is authorized to be attached as an exhibit to the report so that this statement will accompany the report at such time as the report is filed with the Securitis and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 USC 1350.  It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.

Date:November 14,2003                                                                    _/s/ J. Bruce Whittaker

                                                                                                                J. Bruce Whittaker, President and
Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the "Company") certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2003 and that to the best of her knowledge:

                            1.   the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                                             and

                                      2.    the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the report.

This statement is authorized to be attached as an exhibit to the report so that this statement will accompany the report at such time as the report is filed with the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 USC 1350.  It is not intended that this statment be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.

Date:November 14,2003                                                                    /s/ Michelle Plummer
Michelle M. Plummer,
Chief Financial Officer