Form 10QSB
period 2003-12-31
GREENE COUNTY BANCORP INC
filed 2004-02-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Yes:     X          No:

As of January 23, 2004, the registrant had 2,152,835 shares of common stock issued at $ .10 par value, and 2,044,898 were outstanding.

Transitional Small Business Disclosure
Format: Yes:                                   No:     X

	GREENE COUNTY BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12-24

Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25-26

	Signatures	27-31

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Statement of Chief Executive Officer
Exhibit 32.2 906 Statement of Chief Financial Officer
		28 29 30 31

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2003 and June 30, 2003
(Unaudited)

ASSETS	December 31, 2003	June 30, 2003

Cash and due from banks	$11,127,360	$10,078,827
Federal funds sold	5,751,439	6,839,439

Total cash and cash equivalents	16,878,799	16,918,266

Investment securities, at fair value	105,438,371	99,831,070
Federal Home Loan Bank stock, at cost	1,360,600	1,360,600

Loans	142,166,589	133,711,021
Less: Allowance for loan losses	(1,200,176)	(1,163,825)
Unearned origination fees and costs, net	(339,474)	(337,122)

Net loans receivable	140,626,939	132,210,074

Premises and equipment	5,027,380	4,697,653
Accrued interest receivable	1,623,060	1,573,825
Prepaid expenses and other assets	871,382	318,495
Other real estate owned	---	55,125

Total assets	$271,826,531	$256,965,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$29,107,947	$25,443,349
Interest bearing deposits	198,475,970	192,601,576

Total deposits	227,583,917	218,044,925

Borrowings from FHLB	13,000,000	8,000,000
Accrued expenses and other liabilities	1,576,543	1,722,294
Accrued income taxes	219,991	73,024

Total liabilities	242,380,451	227,840,243

Shareholders’ equity
Preferred stock,
Authorized 1,000,000 at December 31, 2003 and June 30, 2003;	---	---
Common stock, par value $.10 per share;
Authorized: 12,000,000 at December 31, 2003 and June 30, 2003;
Issued: 2,152,835 at December 31, 2003 and June 30, 2003;
Outstanding: 2,042,738 at December 31, 2003
and 2,041,543 at June 30, 2003;	215,284	215,284
Additional paid-in capital	10,170,571	10,092,353
Retained earnings	19,894,023	18,777,623
Accumulated other comprehensive income	713,413	1,664,585
Less: Treasury stock (shares at cost) 110,097 at December 31, 2003,
and 111,292 at June 30, 2003	(1,179,737)	(1,192,535)
Unearned stock-based compensation	(68,434)	(96,941)
Unearned ESOP shares (at cost) 33,038 at December 31, 2003,
and 40,853 at June 30, 2003	(299,040)	(335,504)

Total shareholders’ equity	29,446,080	29,124,865

Total liabilities and shareholders’ equity	$271,826,531	$256,965,108

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

Interest income:
Loans	$2,306,146	$2,332,422
Investment securities	300,005	458,349
Mortgage-backed securities	518,391	299,140
Tax free securities	170,562	116,911
Interest bearing deposits and federal funds sold	31,925	39,945

Total interest income	3,327,029	3,246,767

Interest expense:
Interest on deposits	724,672	1,010,724
Interest on borrowings	132,429	107,904

Total interest expense	857,101	1,118,628

Net interest income	2,469,928	2,128,139

Less: Provision for loan losses	---	30,000

Net interest income after provision for loan losses	2,469,928	2,098,139

Noninterest income:
Service charges on deposit accounts	443,632	412,490
Other operating income	241,776	182,817

Total noninterest income	685,408	595,307

Noninterest expense:
Salaries and employee benefits	1,079,038	917,594
Occupancy expense	103,349	96,062
Equipment and furniture expense	140,727	145,796
Service and data processing fees	258,947	242,944
Office supplies	28,996	31,548
Other	478,843	454,356

Total noninterest expense	2,089,900	1,888,300

Income before provision for income taxes	1,065,436	805,146

Provision for income taxes	311,100	261,400

Net income	$754,336	$543,746

Basic EPS	$0.38	$0.27
Basic shares outstanding	2,003,134	1,977,943

Diluted EPS	$0.37	$0.27
Diluted average shares outstanding	2,061,379	2,031,937

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

Interest income:
Loans	$4,606,839	$4,732,329
Investment securities	635,024	943,242
Mortgage-backed securities	902,122	543,390
Tax free securities	309,014	218,682
Interest bearing deposits and federal funds sold	62,845	104,956

Total interest income	6,515,844	6,542,599

Interest expense:
Interest on deposits	1,495,879	2,070,763
Interest on borrowings	229,974	215,809

Total interest expense	1,725,853	2,286,572

Net interest income	4,789,991	4,256,027

Less: Provision for loan losses	45,000	30,000

Net interest income after provision for loan losses	4,744,991	4,226,027

Noninterest income:
Service charges on deposit accounts	848,795	795,289
Other operating income	562,551	435,355

Total noninterest income	1,411,346	1,230,644

Noninterest expense:
Salaries and employee benefits	2,121,981	1,799,225
Occupancy expense	210,632	194,840
Equipment and furniture expense	280,845	286,775
Service and data processing fees	489,584	490,887
Office supplies	49,535	65,515
Other	920,012	904,676

Total noninterest expense	4,072,589	3,741,918

Income before provision for income taxes	2,083,748	1,714,753

Provision for income taxes	642,100	529,900

Net income	$1,441,648	$1,184,853

Basic EPS	$0.72	$0.60
Basic shares outstanding	2,001,796	1,976,780

Diluted EPS	$0.70	$0.58
Diluted average shares outstanding	2,058,327	2,030,034

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

Net income	$754,336	$543,746

Other comprehensive income (loss):

Unrealized holding (loss)/gain arising during the three months ended December 31, 2003 and 2002, net of
tax (benefit)/expense of ($150,177) and $20,585, respectively.	(285,266)	54,351

Total other comprehensive income (loss)	(285,266)	54,351

Comprehensive income	$469,070	$598,097

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

Net income	$1,441,648	$1,184,853

Other comprehensive income (loss):

Unrealized holding (loss)/gain arising during the six months ended December 31, 2003 and 2002, net of tax (benefit)/expense
of ($634,115) and $310,366 respectively.	(951,172)	489,021

Total other comprehensive income (loss)	(951,172)	489,021

Comprehensive income	$490,476	$1,673,874

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2003 and 2002
(Unaudited)

Accumulated
		Additional		Other	Unearned		Unearned	Total
	Capital	Paid – In	Retained	Comprehensive	Stock-based	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Compensation	Stock	Shares	Equity

Balance at
June 30, 2002	$215,284	$10,084,621	$17,164,403	$880,401	($156,791)	($1,371,527)	($415,685)	$26,400,706

ESOP shares earned		62,396					37,294	99,690

Options exercised		(3,437)				12,949		9,512

Stock-based compensation earned					28,507			28,507

Dividends paid			(286,378)					(286,378)

Net income			1,184,853					1,184,853

Change in unrealized gain, net				489,021				489,021

Balance at
December 31, 2002	$215,284	$10,143,580	$18,062,878	$1,369,422	($128,284)	($1,358,578)	($378,391)	$27,925,911

Balance at
June 30, 2003	$215,284	$10,092,353	$18,777,623	$1,664,585	($96,941)	($1,192,535)	($335,504)	$29,124,865

ESOP shares earned		78,975					36,464	115,439

Options exercised		(757)				12,798		12,041

Stock-based compensation earned					28,507			28,507

Dividends paid			(325,248)					(325,248)

Net income			1,441,648					1,441,648

Change in unrealized gain, net				(951,172)				(951,172)

Balance at
December 31, 2003	$215,284	$10,170,571	$19,894,023	$713,413	($68,434)	($1,179,737)	($299,040)	$29,446,080

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net Income	$1,441,648	$1,184,853
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	259,600	277,800
Net amortization of premium	677,230	171,304
Provision for loan losses	45,000	30,000
ESOP and other stock-based compensation earned	143,946	128,197
Gain on sale of other real estate	(1,535)	(59,770)
Net increase (decreased ) in accrued income taxes	147,219	(29,540)
Net increase in accrued interest receivable	(49,235)	(76,230)
Net increase in prepaid and other assets	(552,887)	(20,476)
Net increase in other liabilities	488,364	150,017

Net cash provided by operating activities	2,599,350	1,756,155

Cash flows from investing activities:
Proceeds from maturities and calls of securities	6,340,528	7,269,854
Purchases of securities and other investments	(7,770,628)	(3,727,224)
Principal payments on securities	691,467	755,936
Principal payments on mortgage-backed securities	8,066,435	3,807,962
Purchases of mortgage-backed securities	(15,197,872)	(18,999,057)
Net increase in loans receivable	(8,461,865)	(3,136,644)
Proceeds from the sale of other real estate	56,660	90,000
Purchases of premises and equipment	(589,327)	(184,254)

Net cash used in investing activities	(16,864,602)	(14,123,427)

Cash flows from financing activities:
Borrowings from FHLB	5,000,000	---
Dividends paid	(325,248)	(286,378)
Proceeds from issuance of stock options	12,041	9,512
Net increase in deposits	9,538,992	14,275,551

Net cash provided by financing activities	14,225,785	13,998,685

Net (decrease) increase in cash and cash equivalents	(39,467)	1,631,413

Cash and cash equivalents at beginning of period	16,918,266	17,832,021

Cash and cash equivalents at end of period	$16,878,799	$19,463,434

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three and Six months Ended December 31, 2003 and 2002

  Basis      (1)     Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2003 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Bank of Greene County (the "Bank") at June 30, 2003. The consolidated financial statements at and for the three and six months ended December 31, 2003 and 2002 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2003, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2004.

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

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Three Months Ended

December 31, 2003:	$754,336
Basic EPS		2,003,134	$0.38
Diluted EPS		2,061,379	$0.37

December 31, 2002:	$543,746
Basic EPS		1,977,943	$0.27
Diluted EPS		2,031,937	$0.27

Six Months Ended

December 31, 2003:	$1,441,648
Basic EPS		2,001,796	$0.72
Diluted EPS		2,058,327	$0.70

December 31, 2002:	$1,184,853
Basic EPS		1,976,780	$0.60
Diluted EPS		2,030,034	$0.58

(5)     Dividends

The Board of Directors declared a semi-annual $0.36 per share cash dividend on July 16, 2003, for shareholders of record August 15, 2003, payable September 1, 2003. The dividend reflected an annual cash dividend rate of $0.72 per share, which represented an increase from the previous annual cash dividend rate of $0.68 per share. The increase in the dividend paid out was a result of improved earnings as well as the waiver of such dividends by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company. Please refer to the subsequent events section for details of the January 2004 dividend declaration.

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

(7)      Impact of Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Standard, effective October 1, 2003, had no impact on the Company’s consolidated financial statements and related disclosures because there are no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  An issuer is required to classify a financial instrument that is within such standard’s scope as a liability (or an asset in some circumstances).  The requirements of this Statement apply to freestanding financial instruments, including those that comprise more than one option or forward contract.  This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this Statement, effective July 1, 2003, had no impact on the Company’s consolidated financial statements.

(8)     Stock-Based Compensation

At December 31, 2003, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the financial statements and notes thereto for the year ended June 30, 2003. SFAS No. 123, Accounting for Stock-Based Compensation , requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123.  No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123,  Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended		Three Months Ended

	December 31,		December 31,

	2003	2002	2003	2002

Net income, as reported	$1,441,648	$1,184,853	$754,336	$543,746

Deduct: Total stock-based compensation

expense determined under fair value

based method for all awards, net of

related tax effects	17,077	16,953	8,736	8,280

Pro forma net income	$1,424,571	$1,167,900	$745,600	$535,466

Earnings per share:

Basic – as reported	$0.72	$0.60	$0.38	$0.27

Basic – pro forma	$0.71	$0.59	$0.37	$0.27

Diluted – as reported	$0.70	$0.58	$0.37	$0.27

Diluted – pro forma	$0.69	$0.58	$0.36	$0.26

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in all periods presented: dividend yield of 3.0%, expected volatility of 29.54%, risk free interest rate of 4.78%, and expected term of 5 years.

(9)     Subsequent Event

On January 21, 2004, the Board of Directors declared a semi-annual cash dividend of  $0.40 per share of the Company's common stock.  The dividend reflects an annual cash dividend rate of  $0.80 per share, which represented an increase from the current annual cash dividend rate of $0.72 per share.  The dividend will be payable to stockholders of record as of February 15, 2004, and will be paid on March 1, 2004.  The Company's mutual holding company has waived receipt of the cash dividend.

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

Comparison of Financial Condition as of December 31, 2003 and June 30, 2003

ASSETS

Total assets increased to $271.8 million at December 31, 2003 from $257.0 million at June 30, 2003, an increase of $14.8 million, or 5.8%. The growth in assets occurred in loans and investments. The growth in loans was funded by deposit growth and the investment growth was funded by increased borrowings from the FHLB.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents remained constant at $16.9 million between December 31, 2003 and June 30, 2003. The level of federal funds decreased by $1.0 million and cash increased by $1.0 million between December 31, 2003 and June 30, 2003 due to a fluctuation in cash and check clearing activities.

INVESTMENT SECURITIES

Investment securities increased to $105.4 million at December 31, 2003 as compared to $99.8 million at June 30, 2003, an increase of $5.6 million, or 5.6%. The increase in investments was primarily the result of the purchase of over $5.0 million in tax-free securities of state and political subdivisions funded by an advance of $5.0 million from the FHLB. There has been significant other activity in the investment portfolio including the purchase of $15.2 million in mortgage-backed securities. Management continued to invest in the nonstandard mortgage-backed securities which offer yield maintenance provisions and tend to have final maturities significantly shorter than standard mortgage-backed securities, which tend to extend as interest rates rise. These nonstandard mortgage-backed securities were discussed further in the June 30, 2003 Annual Report in the investment section. These purchases offset maturities of $6.3 million and principle pay downs of $8.1 million of mortgage-backed securities. Net unrealized gains on the investment portfolio amounted to $1.2 million at December 31, 2003 as compared to $2.7 million at June 30, 2003, a decrease of $1.5 million. The decrease in the market value of the portfolio was primarily the result of the interest rate environment and the maturity of, and principle payments on, the often higher yielding investments within the portfolio. See the discussion of interest income and net interest income below for further detail of this transition.

(Dollars rounded to nearest thousand)	Market value at Dec. 31, 2003	Percentage of portfolio	Market value at June 30, 2003	Percentage of portfolio

U.S. government agencies	$7,209	6.9%	$9,659	9.7%
State and political subdivisions	20,986	19.9	14,655	14.6
Mortgage-backed securities	62,965	59.7	57,581	57.7
Asset-backed securities	219	0.2	288	0.3
Corporate debt securities	12,742	12.1	16,283	16.3

Total debt securities	104,121	98.8	98,466	98.6

Equity securities and other	1,317	1.2	1,365	1.4

Total available-for-sale securities	$105,438	100.0%	$99,831	100.0%

LOANS

Net loans receivable increased to $140.6 million at December 31, 2003 from $132.2 million at June 30, 2003, an increase of $8.4 million, or 6.4%. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Loan modifications and refinancing were still significant, but demand for such appeared to have peaked. The Company has been able to retain a significant amount of refinanced mortgages and other loans. The historically low interest rate environment and competitors who continue to aggressively price residential mortgages and commercial real estate loans continue to affect the market. As a result of these changes, the residential mortgage portfolio increased by $6.1 million and the home equity portfolio increased by $1.3 million in the six month period. It appears consumers continue to use the equity in their homes to fund financing needs for some activities where in the past an installment loan may have been the choice. The low financing options from auto makers continues to cut into the Bank’s automobile loan generation.

(Dollars rounded to nearest thousand)	At Dec. 31, 2003	Percentage of portfolio	At June 30, 2003	Percentage of portfolio

Real estate mortgages
Residential	$108,832	76.5%	$102,726	76.8%
Commercial	12,786	9.0	11,481	8.6
Home equity loans	9,142	6.4	7,821	5.8
Commercial loans	6,823	4.8	6,576	4.9
Installment loans	3,917	2.8	4,360	3.3
Passbook loans	667	0.5	747	0.6

Total loans	$142,167	100.0%	$133,711	100.0%
Less: Allowance for loan losses	(1,200)		(1,164)
Unearned origination fees and costs, net	(339)		(337)

Net loans receivable	$140,628		$132,210

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. During the six months ended December 31, 2003 and 2002, the level of the allowance for loan losses was affected most significantly by the level of recoveries, as in both periods a relatively large recovery was made. The decision to reduce the provision for loan losses to zero for the quarter ended December 31, 2003 was the result of the low level of non-performing loans to total loans of 0.17% and the relatively high ratio of the allowance for loan loss to nonperforming loans of 546.20% at September 30, 2003. Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Allowance for loan losses	Six months ended	Six months ended
	December 31, 2003	December 31, 2002
Balance at the beginning of the period	$1,163,825	$1,068,734
Charge-offs:
Commercial loans	---	13,319
Installment loans to individuals	36,863	26,032

Total loans charged off	36,863	39,351

Recoveries:
Home equity	2,791	---
Commercial loans	---	24,093
Installment loans to individuals	25,423	18,165

Total recoveries	28,214	42,258

Net charge-offs	8,649	(2,907)

Provisions charged to operations	45,000	30,000

Balance at the end of the period	$1,200,176	$1,101,641

Ratio of net charge-offs to average loans outstanding	0.01%	(0.00)%
Ratio of net charge-offs to nonperforming assets	1.94%	(0.95)%
Allowance for loan loss to nonperforming loans	268.56%	359.28%
Allowance for loan loss to net loans receivable	0.85%	0.84%

Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered nonperforming. The Bank of Greene County had no accruing loans delinquent more than 90 days at December 31, 2003 or June 30, 2003.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At Dec. 31, 2003	At June 30, 2003

Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$373,960	$211,074
Commercial mortgage loans	---	---
Home equity	67,683	2,104
Commercial loans	---	---
Installment loans to individuals	5,251	7,183

Total nonaccruing loans	446,894	220,361

Real Estate Owned:
Residential mortgages loans (one- to four-family)	---	55,125

Total real estate owned	---	55,125

Total nonperforming assets	$446,894	$275,486

Total nonperforming assets as a percentage of total assets	0.16%	0.11%

Total nonperforming loans to total loans	0.32%	0.16%

At December 31, 2003, gross interest income of $19,100 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent at December 31, 2003.

DEPOSITS

Total deposits increased to $227.6 million at December 31, 2003 from $218.0 million at June 30, 2003, an increase of $9.6 million, or 4.4%. Increases are generally the result of the Company’s continued focus on expanded commercial services, including commercial deposits, and core deposit attraction. General economic conditions resulted in more customers moving funds from time deposits to demand accounts and other savings products over the last several quarters. Also a local competitor is preparing for a merger with an out of area institution and the Bank has seen some new deposit relationships as a result of this merger.

(Dollars rounded to nearest thousand)	At Dec. 31, 2003	Percentage of portfolio	At June 30, 2003	Percentage of portfolio

Noninterest bearing deposits	$29,108	12.8%	$25,443	11.7%
Certificates of deposit	60,352	26.5	62,074	28.5
Savings deposits	90,123	39.6	87,699	40.2
Money market deposits	28,493	12.5	26,364	12.1
NOW deposits	19,508	8.6	16,465	7.5

Total deposits	$227,584	100.0%	$218,045	100.0%

BORROWINGS

At December 31, 2003, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date
$5,000,000	3.64% -Fixed two years, convertible thereafter	10/24/2013
$3,000,000	1.55% -Fixed	1/14/2004
2,500,000	6.82% -Fixed	09/02/2004
2,500,000	6.80% -Fixed	10/04/2005

$13,000,000

EQUITY

The primary changes in equity included changes in retained earnings and accumulated comprehensive income. Retained earnings was affected by net income of $1.4 million and partially offset by dividends paid of $325,000. A decrease in net unrealized gains associated with the available-for-sale investment portfolio caused accumulated other comprehensive income to decrease by approximately $1.0 million, net of tax. The remaining changes in equity were due to amortization of compensation expense associated with the Employee Stock Ownership Plan ("ESOP") and stock-based compensation expense associated with the Management Recognition and Retention Plan as well as 1,145 options exercised.

Comparison of Operating Results for the Six and Three Months Ended December 31, 2003 and 2002

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the six months and quarter ended December 31, 2003 and 2002. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. For the six months and quarter ended December 31, 2003, average balances were based on daily averages. For the six months and quarter ended December 31, 2002, average balances are average monthly balances, except for federal funds for which a daily average was calculated and the interest-bearing bank balance for which a weekly balance was available. Interest and balances of nonaccrual loans and certain deferred origination fees have been excluded from the average loan balances and yield calculations in these tables.

	Six Months
(Dollars in thousands)	2003	2002	2003	2002	2003	2002
	Average	Average	Interest	Interest	Average	Average
	Outstanding	Outstanding	Earned/	Earned/	Yield/	Yield/
	Balance	Balance	Paid	Paid	Rate	Rate
Interest-earning assets:
Loans receivable, net [1]	$135,163	$130,427	$4,607	$4,733	6.82%	7.26%
Investment securities [2]	102,795	74,732	1,846	1,677	3.59	4.49
Federal funds	10,690	10,625	52	98	0.97	1.84
Interest-bearing bank balances	1,564	371	11	7	1.41	3.77
FHLB stock	1,361	1,121	---	28	---	5.00

Total interest-earning assets	251,573	217,276	6,516	6,543	5.18	6.02

Interest-bearing liabilities:
Savings and money market deposits	117,512	92,903	674	941	1.15	2.03
Demand and NOW deposits	45,866	36,763	44	73	0.19	0.40
Certificates of deposit	61,103	64,279	778	1,057	2.55	3.29
Borrowings	9,882	9,000	230	216	4.65	4.80

Total interest-bearing liabilities	$234,363	$202,945	$1,726	$2,287	1.47%	2.25%

Net interest income			$4,790	$4,256

Net interest spread					3.71%	3.77%

Net interest margin					3.81%	3.92%

Average interest-earning assets to
average interest-bearing liabilities					107.34%	107.06%

	Three Months
(Dollars in thousands)	2003	2002	2003	2002	2003	2002
	Average	Average	Interest	Interest	Average	Average
	Outstanding	Outstanding	Earned/	Earned/	Yield/	Yield/
	Balance	Balance	Paid	Paid	Rate	Rate
Interest-earning assets:
Loans receivable, net [1]	$137,246	$130,866	$2,306	$2,332	6.72%	7.13%
Investment securities [2]	102,335	77,692	989	854	3.87	4.40
Federal funds	10,274	9,452	25	37	0.97	1.57
Interest-bearing bank balances	1,901	375	7	3	1.48	3.20
FHLB stock	1,361	1,121	---	20	---	7.14

Total interest-earning assets	253,117	219,506	3,327	3,246	5.26	5.92

Interest-bearing liabilities:
Savings and money market deposits	118,461	94,816	332	468	1.12	1.97
Demand and NOW deposits	46,934	36,913	22	32	0.19	0.35
Certificates of deposit	60,635	64,019	371	510	2.45	3.19
Borrowings	11,763	9,000	132	108	4.49	4.80

Total interest-bearing liabilities	$237,793	$204,748	$857	$1,118	1.44%	2.18%

Net interest income			$2,470	$2,128

Net interest spread					3.82%	3.74%

Net interest margin					3.90%	3.88%

Average interest-earning assets to
average interest-bearing liabilities					106.44%	107.21%

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

	Six Months
(Dollars in thousands)	2003 versus 2002

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net [1]	$188	$(314)	$(126)
Investment securities [2]	362	(193)	169
Federal funds	1	(47)	(46)
Interest-bearing bank balances	5	(1)	4
FHLB stock	8	(36)	(28)

Total interest-earning assets	564	(591)	(27)

Interest-bearing liabilities:
Savings deposits	419	(686)	(267)
Demand and NOW deposits	26	(55)	(29)
Certificates of deposit	(50)	(229)	(279)
Borrowings	21	(7)	14

Total interest-bearing liabilities	416	(977)	(561)

Net interest income	$148	$386	$534

	Three Months
(Dollars in thousands)	2003 versus 2002

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net [1]	$145	$(171)	$(26)
Investment securities [2]	218	(83)	135
Federal funds	4	(16)	(12)
Interest-bearing bank balances	5	(1)	4
FHLB stock	5	(25)	(20)

Total interest-earning assets	377	(296)	81

Interest-bearing liabilities:
Savings deposits	186	(322)	(136)
Demand and NOW deposits	15	(25)	(10)
Certificates of deposit	(26)	(113)	(139)
Borrowings	30	(6)	24

Total interest-bearing liabilities	205	(466)	(261)

Net interest income	$172	$170	$342

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets increased to 1.09% for the six months ended December 31, 2003 as compared to 1.03% for the six months ended December 31, 2002. Return on average assets increased to 1.13% for the quarter ended December 31, 2003 as compared to 0.93% for the quarter ended December 31, 2002. Return on average equity increased to 10.02% for the six months ended December 31, 2003 as compared to 8.75% for the six months ended December 31, 2002. Return on average equity increased to 10.41% for the quarter ended December 31, 2003 as compared to 7.92% for the quarter ended December 31, 2002. The improvement in return on average assets and return on average equity is primarily the result of improved earnings. Net income increased $257,000, or 21.7% when comparing the six month periods ended December 31, 2003 and 2002; and $211,000, or 38.8% when comparing the quarters ended December 31, 2003 and 2002. Average assets increased $34.0 million, or 14.8% to $264.0 million for the six months ended December 31, 2003 as compared $230.0 million for the six months ended December 31, 2002. Average assets increased $33.0 million, or 14.1% to $266.9 million for the quarter ended December 31, 2003 as compared $233.9 million for the six months ended December 31, 2002. Average equity increased $1.7 million, or 6.3% to $28.8 million for the six months ended December 31, 2003 as compared $27.1 million for the six months ended December 31, 2002. Average equity increased $1.5 million, or 5.5% to $29.0 million for the quarter ended December 31, 2003 as compared $27.5 million for the quarter ended December 31, 2002. As illustrated, net income increased more significantly than average assets causing the improvement in return on average assets. Correspondingly, net income also improved more significantly than average equity increased causing the improvement in return on average equity.

INTEREST INCOME

Total interest income remained relatively consistent at $6.5 million for the six-months and  $3.3 million for the quarters ended December 31, 2003 and 2002. The primary reason for the relatively flat level of interest income despite an increase in average interest-earning assets of $34.3 million when comparing the six-months ended December 31, 2003 and 2002 was due to the declining yield on such assets of 84 basis points to 5.18% for the six-months ended December 31, 2003 from 6.02% for the six-months ended December 31, 2002. Due to the continued low interest rate environment, as assets mature, investments pay-down and new funds are invested, the yield on such assets has been lower when comparing the six-months and quarter ended December 2003 to the six months and the quarter ended December 2002. This trend is expected to continue as interest rates remain low and essentially flat. As demonstrated in the rate/volume tables above, the decreases in loan yields had the most significant effect on the overall decrease in interest income. However, the increase in investment securities volume offset the corresponding decreases in yield on such investments and contributed to offsetting further decreases in interest income. Included in interest income have been earnings on Federal Home Loan Bank of New York (FHLBNY) stock. As a member of FHLBNY the Bank is required to own stock. During the six months ended December 31, 2003, FHLBNY did not pay dividends on the stock due to a loss that was taken on several investments, further contributing to the overall declining yield on interest-earning assets.

INTEREST EXPENSE

Total interest expense decreased to $1.7 million for the six months ended December 31, 2003 as compared to $2.3 million for the six months ended September 30, 2002, a decrease of $0.6 million, or 26.1%. Total interest expense decreased to $0.9 million for the quarter ended December 31, 2003 as compared to $1.1 million for the quarter ended December 30, 2002, a decrease of $0.2 million, or 18.2%. As demonstrated in the rate/volume table above, the decrease in rates paid on certificates of deposit and savings accounts had the largest impact on the overall decrease in average rate paid on total interest-bearing liabilities.

The rate on interest-bearing liabilities decreased by 78 basis points to 1.47% for the six months ended December 31, 2003 as compared to 2.25% for the six months ended December 31, 2002. This decrease in average rate offset the increase in average interest-bearing liabilities of $31.4 million when comparing the six months ended December 2003 and 2002. The overall rate on interest-bearing liabilities decreased by 74 basis points to 1.44% for the quarter ended December 31, 2003 as compared to 2.18% for the quarter ended December 31, 2002. This decrease in average rate offset the increase in average interest-bearing liabilities of $33.1 million when comparing the quarters ended December 2003 and 2002. In early July 2003, the largest decrease in rate of 50 basis points on core deposit accounts was implemented by the Bank. Correspondingly money market and certificate of deposit rates were also adjusted downward although not necessarily to the same extent. It should be noted however, that further core deposit rate cuts will be difficult given the low rates currently being paid.

NET INTEREST INCOME

Net interest income increased to $4.8 million for the six months and $2.5 million for the quarter ended December 31, 2003 as compared to $4.3 million for the six months and $2.1 million for the quarter ended December 31, 2002, improvements of $0.5 million and $0.4 million, or 11.6% and 19.0%, respectively. Net interest spread decreased to 3.71% as compared to 3.77% and net interest margin decreased to 3.81% as compared to 3.92% when comparing the six month periods ended December 31, 2003 to 2002. These changes were the result of a continued low interest rate environment. As assets mature or the yield on such assets adjust they have frequently been replaced with lower yielding assets resulting in the lower net interest spread and margin when comparing the six-month periods. Net interest spread increased to 3.82% as compared to 3.74% and net interest margin increased to 3.90% as compared to 3.88% when comparing the quarters ended December 31, 2003 to 2002. When comparing both the three and six months periods ended December 31, 2003 and 2002, net interest income was favorably impacted by growth in net interest earning assets. The improvement in net interest income contributed to the overall improvement in net income. In a rising or flat interest rate environment The Bank of Greene County’s net interest margin and spread would be more likely to shrink than in a declining rate environment, which could ultimately negatively impact net income.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased to $45,000 for the six-months ended December 31, 2003 as compared to $30,000 for the six-months ended December 31, 2002. During the quarter ended December 31, 2003, no provision for loan losses was recorded as compared to $30,000 for the quarter ended December 31, 2002. The decision to reduce the provision for loan losses to zero for the quarter ended December 31, 2003 was the result of the low level of nonperforming loans to total loans and the relatively high ratio of the allowance for loan loss to nonperforming loans at September 30, 2003.

NONINTEREST INCOME

Noninterest income increased to $1.4 million for the six months ended December 31, 2003 as compared to $1.2 million for the six months ended December 31, 2002, an increase of $0.2 million or 16.7%. Noninterest income increased to $685,000 for the quarter ended December 31, 2003 as compared to $595,000 for the quarter ended December 31, 2002, an increase of $90,000 or 15.1%. A significant item affecting noninterest income was fee income in connection with mortgage refinancing activities whereby previously deferred income was recognized immediately as a result of refinancing. An increase in the volumes associated with e-commerce and debit cards also contributed to higher non-interest income for the given periods. These increased expenses were partially due to an increase in the volume of accounts. During the six months ended December 31, 2002, a gain of $67,000 due to sales of real estate owned affected earnings; such income amounted to $1,500 during the six months ended December 31, 2003.

NONINTEREST EXPENSE

Noninterest expense increased to $4.1 million from $3.7 million, an increase of $0.4 million or 10.8% when comparing the six months ended December 31, 2003 and 2002. Noninterest expense increased to $2.1 million from $1.9 million, an increase of $0.2 million or 10.5% when comparing the quarters ended December 31, 2003 and 2002. Annual salary increases and higher benefit costs, particularly those associated with retirement plans, contributed $323,000 to the overall increase in noninterest expense when comparing the six months ended December 31, 2003 to 2002. The increases in occupancy has resulted from an increase in routine maintenance and repair activities during the six months ended December 31, 2003. Equipment and furniture expense was primarily depreciation expense and remained relatively consistent when comparing the six months ended December 31, 2003 and 2002. Service and data processing fees have primarily increased due to an increase in the volume of accounts being serviced. Office supply expenses have declined primarily due to some technology enhancements that have made the printing of certain forms less expensive as well as an emphasis on cost savings. The primary item contributing to the increase in other noninterest expense was expenses incurred in setting up the new limited purpose Commercial Bank subsidiary of The Bank of Greene County.  These expenses amounted to $34,000.
During the quarter ended December 31, 2002, consultants were paid approximately $88,000 for their services in establishing the overdraft privilege program;  no such fees were paid during the six months ended December 31, 2003.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. The effective tax rate remained relatively consistent at 30.8% for the six months ended December 31, 2003, as compared to 30.9% for the six months ended December 31, 2002. There were no significant changes in activity that would affect the overall tax rate between periods.

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

The low market interest rate environment had helped to improve the net interest spread and margin in recent quarters; however, an increasing or flat market interest rate environment is expected to have the reverse effect.

Mortgage loan commitments totaled $4.9 million at December 31, 2003. The unused portion of overdraft lines of credit amounted to $0.7 million, the unused portion of home equity lines of credit amounted to $2.8 million, and the unused portion of commercial lines of credit amounted to $2.3 million at December 31, 2003. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from FHLBNY.

The Bank of Greene County met all regulatory capital requirements at December 31, 2003 and June 30, 2003. Consolidated shareholders’ equity represented 10.85 % of total assets at December 31, 2003 and 11.33% of total assets of June 30, 2003.

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
            Not applicable

Item 3.   Defaults Upon Senior Securities
            Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
            On October 29, 2003, the Company held an annual meeting of shareholders. At the meeting, proposals to (1) elect J. Bruce Whittaker and Charles H. Schaefer to serve as director for three-year terms and until their successors have been elected and qualified, and (2) ratify the engagement of PricewaterhouseCoopers LLP, to be the Company’s auditors for the June 30, 2004 fiscal year were approved. There were no broker non-votes. The votes cast for and against there proposals were as follows:

Election to the Board of Directors            For      Withheld

J. Bruce Whittaker                                1,949,140                 275

Charles H. Schaefer                                        1,948,973                      442

Ratification of PricewaterhouseCoopers LLP             For                  Against   Abstain

Number of votes                1,910,167         6,235                     1,388

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

(b)   Reports on Form 8-K

-A current report on Form 8-K was filed with the SEC on July 16, 2003 announcing the declaration of the semi-annual dividend to be paid on September 1, 2003.
-A current report on Form 8-K was filed with the SEC on July 31, 2003 announcing June 30, 2003 fiscal year end earnings.
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

Date: February 13, 2004

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: February 13, 2004

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

 Date:  February 13, 2004                                                                      /s/ J. Bruce Whittaker
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

Date:  February 13,  2004                                                                    /s/ Michelle Plummer
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
                                                                                    Chief Financial Officer

                                                                                                            EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2003 and that to the best of his knowledge:

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

Date: February 13, 2004                                                    /s/ J. Bruce Whittaker
              J. Bruce Whittaker, President and
                                                                                                               Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the "Company") certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2003 and that to the best of her knowledge:

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

Date:  February 13, 2004                                                                      /s/ Michelle Plummer                                                                                       Michelle M. Plummer,
 Chief Financial Officer