Form 10QSB
period 2004-03-31
GREENE COUNTY BANCORP INC
filed 2004-05-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes:      X         No:

As of May 6, 2004, the registrant had 2,152,835 shares of common stock issued at $ .10 par value, and 2,053,403 shares were outstanding.

Transitional Small Business Disclosure
Format: Yes:                   No:      X

	GREENE COUNTY BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13-26

Item 3.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

	Signatures	27-31

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Statement of Chief Executive Officer
Exhibit 32.2 906 Statement of Chief Financial Officer
		28 29 30 31

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2004 (unaudited) and June 30, 2003

ASSETS	March 31, 2004	June 30, 2003

Cash and due from banks	$12,665,823	$10,078,827
Federal funds sold	10,395,415	6,839,439

Total cash and cash equivalents	23,061,238	16,918,266

Investment securities, at fair value	99,053,500	99,831,070
Federal Home Loan Bank stock, at cost	1,360,600	1,360,600

Loans	145,466,512	133,711,021
Less: Allowance for loan losses	(1,233,080)	(1,163,825)
Unearned origination fees and costs, net	(303,816)	(337,122)

Net loans receivable	143,929,616	132,210,074

Premises and equipment	5,303,148	4,697,653
Accrued interest receivable	1,524,941	1,573,825
Prepaid expenses and other assets	381,787	318,495
Other real estate owned	---	55,125

Total assets	$274,614,830	$256,965,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$31,559,404	$25,443,349
Interest bearing deposits	199,381,685	192,601,576

Total deposits	230,941,089	218,044,925

Borrowings from FHLB	12,000,000	8,000,000
Accrued expenses and other liabilities	1,261,789	1,722,294
Accrued income taxes	226,961	73,024

Total liabilities	244,429,839	227,840,243

Shareholders’ equity
Preferred stock,
Authorized 1,000,000 shares at March 31, 2004 and June 30, 2003;	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares at March 31, 2004 and June 30, 2003;
Issued: 2,152,835 shares at March 31, 2004 and June 30, 2003;
Outstanding: 2,053,403 shares at March 31, 2004
and 2,041,543 shares at June 30, 2003;	215,284	215,284
Additional paid-in capital	10,126,510	10,092,353
Retained earnings	20,264,707	18,777,623
Accumulated other comprehensive income	977,935	1,664,585
Less: Treasury stock (shares at cost) 99,432 shares at March 31, 2004,
and 111,292 shares at June 30, 2003	(1,065,482)	(1,192,535)
Unearned stock-based compensation	(52,425)	(96,941)
Unearned ESOP shares (at cost) 33,038 at March 31, 2004,
and 40,853 at June 30, 2003	(281,538)	(335,504)

Total shareholders’ equity	30,184,991	29,124,865

Total liabilities and shareholders’ equity	$274,614,830	$256,965,108

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Interest income:
Loans	$2,373,660	$2,375,401
Investment securities	270,325	428,903
Mortgage-backed securities	566,022	288,963
Tax free securities	185,376	121,621
Interest bearing deposits and federal funds sold	19,084	46,266

Total interest income	3,414,467	3,261,154

Interest expense:
Interest on deposits	681,371	945,273
Interest on borrowings	137,359	96,889

Total interest expense	818,730	1,042,162

Net interest income	2,595,737	2,218,992

Less: Provision for loan losses	30,000	75,000

Net interest income after provision for loan losses	2,565,737	2,143,992

Noninterest income:
Service charges on deposit accounts	435,820	386,493
Other operating income	273,382	213,914

Total noninterest income	709,202	600,407

Noninterest expense:
Salaries and employee benefits	1,138,754	1,022,784
Occupancy expense	114,764	111,593
Equipment and furniture expense	138,302	149,951
Service and data processing fees	266,940	232,332
Office supplies	25,339	42,461
Other	489,949	418,242

Total noninterest expense	2,174,048	1,977,363

Income before provision for income taxes	1,100,891	767,036

Provision for income taxes	367,100	253,000

Net income	$733,791	$514,036

Basic EPS	$0.37	$0.26
Basic shares outstanding	2,008,667	1,982,123

Diluted EPS	$0.36	$0.25
Diluted average shares outstanding	2,066,389	2,038,278

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Interest income:
Loans	$7,066,084	$7,107,730
Investment securities	905,349	1,372,145
Mortgage-backed securities	1,468,144	832,353
Tax free securities	494,390	340,303
Interest bearing deposits and federal funds sold	81,929	151,222

Total interest income	10,015,896	9,803,753

Interest expense:
Interest on deposits	2,177,250	3,016,036
Interest on borrowings	367,333	312,698

Total interest expense	2,544,583	3,328,734

Net interest income	7,471,313	6,475,019

Less: Provision for loan losses	75,000	105,000

Net interest income after provision for loan losses	7,396,313	6,370,019

Noninterest income:
Service charges on deposit accounts	1,284,615	1,181,782
Other operating income	750,349	649,269

Total noninterest income	2,034,964	1,831,051

Noninterest expense:
Salaries and employee benefits	3,260,735	2,822,009
Occupancy expense	325,396	306,433
Equipment and furniture expense	419,147	436,726
Service and data processing fees	756,524	723,219
Office supplies	74,874	107,976
Other	1,409,961	1,322,918

Total noninterest expense	6,246,637	5,719,281

Income before provision for income taxes	3,184,640	2,481,789

Provision for income taxes	1,009,200	782,900

Net income	$2,175,440	$1,698,889

Basic EPS	$1.09	$0.86
Basic shares outstanding	2,004,078	1,978,535

Diluted EPS	$1.06	$0.84
Diluted average shares outstanding	2,060,977	2,033,029

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Net income	$733,791	$514,036

Other comprehensive income:

Unrealized holding gains arising during the three months
ended March 31, 2004 and 2003, net of
tax expense of $167,114 and $11,112, respectively.	260,169	13,610

Net reclassification adjustments arising during the three months
ended March 31, 2004 net of tax expense of $2,775	4,353	---

Total other comprehensive income	264,522	13,610

Comprehensive income	$998,313	$527,646

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Net income	$2,175,440	$1,698,889

Other comprehensive (loss) income:

Unrealized holding (loss)/gain arising during the nine months ended March 31, 2004 and 2003, net of tax (benefit)/expense
of ($467,001) and $321,477 respectively.	(691,003)	502,632

Net reclassification adjustments arising during the nine months
ended March 31, 2004 net of tax expense of $2,775	4,353	---

Total other comprehensive (loss) income	(686,650)	502,632

Comprehensive income	$1,488,790	$2,201,521

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2004 and 2003
(Unaudited)

Accumulated
		Additional		Other	Unearned		Unearned	Total
	Capital	Paid – In	Retained	Comprehensive	Stock-based	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Compensation	Stock	Shares	Equity

Balance at
June 30, 2002	$215,284	$10,084,621	$17,164,403	$880,401	($156,791)	($1,371,527)	($415,685)	$26,400,706

ESOP shares earned		85,992					62,004	147,996

Options exercised		(6,385)				24,088		17,703

MRP Issued		(76,255)				76,255		---

Stock-based compensation earned					42,761			42,761

Dividends paid			(591,062)					(591,062)

Net income			1,698,889					1,698,889

Change in unrealized gain, net				502,632				502,632

Balance at
March 31, 2003	$215,284	$10,087,973	$18,272,230	$1,383,033	($114,030)	($1,271,184)	($353,681)	$28,219,625

Balance at
June 30, 2003	$215,284	$10,092,353	$18,777,623	$1,664,585	($96,941)	($1,192,535)	($335,504)	$29,124,865

ESOP shares earned		123,771					53,966	177,737

Options exercised		(9,932)				47,371		37,439

MRP Issued		(79,682)				79,682		---

Stock-based compensation earned					44,516			44,516

Dividends paid			(688,356)					(688,356)

Net income			2,175,440					2,175,440

Change in unrealized gain, net				(686,650)				(686,650)

Balance at
March 31, 2004	$215,284	$10,126,510	$20,264,707	$977,935	($52,425)	($1,065,482)	($281,538)	$30,184,991

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Cash flows from operating activities:
Net Income	$2,175,440	$1,698,889
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	389,400	422,300
Net amortization of premium	1,056,230	305,108
Provision for loan losses	75,000	105,000
ESOP and other stock-based compensation earned	222,253	190,757
Net gain on sales of investments	(7,128)	---
Gain on sale of other real estate	(1,535)	(59,771)
Net increase (decrease) in accrued income taxes	154,164	(16,516)
Net decrease (increase) in accrued interest receivable	48,884	(53,128)
Net increase in prepaid and other assets	(63,292)	(20,542)
Net increase in other liabilities	9,273	316,672

Net cash provided by operating activities	4,058,689	2,888,769

Cash flows from investing activities:
Proceeds from maturities and calls of securities	8,398,864	10,969,854
Proceeds from sales of securities	2,194,937	---
Purchases of securities and other investments	(8,322,060)	(10,106,951)
Principal payments on securities	773,425	983,412
Principal payments on mortgage-backed securities	10,724,495	6,305,160
Purchases of mortgage-backed securities	(15,197,848)	(26,362,794)
Net increase in loans receivable	(11,794,542)	(2,936,213)
Proceeds from the sale of other real estate	56,660	90,000
Purchases of premises and equipment	(994,895)	(269,511)

Net cash used in investing activities	(14,160,964)	(21,327,043)

Cash flows from financing activities:
Net borrowings from / (payments to) FHLB	4,000,000	(1,000,000)
Dividends paid	(688,356)	(591,062)
Proceeds from issuance of stock options	37,439	17,703
Net increase in deposits	12,896,164	22,474,780

Net cash provided by financing activities	16,245,247	20,901,421

Net increase in cash and cash equivalents	6,142,972	2,463,147

Cash and cash equivalents at beginning of period	16,918,266	17,832,021

Cash and cash equivalents at end of period	$23,061,238	$20,295,168

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three and Nine months Ended March 31, 2004 and 2003

  Basis     (1)     Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2003 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Bank of Greene County (the "Bank") at June 30, 2003. The consolidated financial statements at and for the three and nine months ended March 31, 2004 and 2003 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2003, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2004.

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

(2)     Nature of Operations

The Bank of Greene County has six full-service offices and an operations center located in its market area consisting of Greene County and southern Albany County, New York. The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds in loans and investment securities. During the quarter ending June 30, 2004, The Bank of Greene County anticipates the opening of a new commercial bank subsidiary whose limited purpose is to serve local municipalities.

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

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Three Months Ended

March 31, 2004:	$733,791
Basic EPS		2,008,667	$0.37
Diluted EPS		2,066,389	$0.36

March 31, 2003:	$514,036
Basic EPS		1,982,123	$0.26
Diluted EPS		2,038,278	$0.25

Nine Months Ended

March 31, 2004:	$2,175,440
Basic EPS		2,004,078	$1.09
Diluted EPS		2,060,977	$1.06

March 31, 2003:	$1,698,889
Basic EPS		1,978,535	$0.86
Diluted EPS		2,033,029	$0.84

  Divi       (5)     Dividends

The Board of Directors declared a semi-annual $0.40 per share cash dividend on January 22, 2004, for shareholders of record February 15, 2004, payable March 1, 2004. The dividend reflected an annual cash dividend rate of $0.80 per share, which represented an increase from the previous annual cash dividend rate of $0.72 per share. The increase in the dividend paid out was a result of improved earnings as well as the waiver of such dividends by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.

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

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles of Loan Commitments . This staff accounting bulletin deals with loan commitments accounted for as derivative instruments and required that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. The Company periodically enters into such commitments with customers in connection with residential mortgage loan applications. At March 31, 2004 there were no loans held for sale.

In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft, Shared-Based Payment: an amendment of FASB No. 123 ad 95. This proposed Statement addresses the accounting for transactions in which an enterprise receives employee service in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based transactions using APB Opinion No. 25 Accounting for Stock Issued to Employees , and generally would require instead that such transactions be accounting for using a fair-value-based method. A final statement is expected to be issued during the fourth calendar quarter of 2004 and will be effective as of January 1, 2005. Management does not expect the adoption of this exposure draft to be materially different from the pro-forma impact disclosed under SFAS No. 123.

In December 2003, the FASB revised SFAS No. 132 Employer Disclosures about Pensions and Other Post-retirement Benefits. This statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosure about the assets obligations, cash flows and net periodic benefit cost of defined benefit pension and post-retirement plans. In addition, this statement requires interim period disclosure of the components of net periodic benefit cost and contributions if significantly different from previously reported amounts. The Company’s adoption of this statement as of March 31, 2004 had no impact on the Company’s consolidated financial statements.

(8)     Stock-Based Compensation

At March 31, 2004, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the financial statements and notes thereto for the year ended June 30, 2003. SFAS No. 123, Accounting for Stock-Based Compensation , requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123.  No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation , to stock-based employee compensation.

	Nine Months Ended		Three Months Ended

	March 31,		March 31,

	2004	2003	2004	2003

Net income, as reported	$2,175,440	$1,698,889	$733,791	$514,036

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effects	25,283	25,209	8,230	8,219

Pro forma net income	$2,150,157	$1,673,680	$725,561	$505,817

Earnings per share:

Basic – as reported	$1.09	$0.86	$0.37	$0.26
Basic – pro forma	$1.07	$0.85	$0.36	$0.26

Diluted – as reported	$1.06	$0.84	$0.36	$0.25
Diluted – pro forma	$1.04	$0.82	$0.35	$0.25

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

Overview of the Company’s Activities and Risks

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

To operate successfully, the Company must manage various types of risk, including but not limited to, market or interest rate risk, credit risk, transaction risk. Liquidity risk, security risk, strategic risk, reputation risk and compliance risk. While all of these risks are important, the risks of greatest significance to the Company relate to market or interest rate risk and credit risk.

Market risk is the risk of loss from adverse changes in market prices and/or interest rate. Since net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is the Company’s primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Company’s assets and liabilities.

Interest rate risk is the exposure of the Company’s net interest income to adverse movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancings, and the flow and mix of deposits.

Credit risk is the risk to the Company’s earnings and stockholder’s equity that results from customers, to whom loans have been made to the issuers of debt securities in which the Company has invested, failing to repay their obligations. The magnitude of risk depends on the capacity and willingness of borrowers and debt issuers to repay and the sufficiency of the value of collateral obtained to secure the loans made or investments purchased.

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

Comparison of Financial Condition as of March 31, 2004 and June 30, 2003

ASSETS

Total assets increased to $274.6 million at March 31, 2004 from $257.0 million at June 30, 2003, an increase of $17.6 million, or 6.8%. The growth in assets occurred in loans and cash and was funded by deposits and borrowings.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $23.1 million at March 31, 2004 as compared to $16.9 million at June 30, 2003, an increase of $6.2 million or 36.7%. The increase was a result of deposit growth and investment fluctuations. $2.0 million of the cash balance represented the initial capital investment in the commercial bank subsidiary. At March 31, 2004, the Company was preparing for the opening of the new subsidiary commercial bank whose limited purpose is to service local municipalities. It is anticipated that additional U.S. agency securities will be purchased in order to satisfy pledging requirements required by certain municipalities which will use a portion of the accumulated cash.

INVESTMENT SECURITIES

Investment securities decreased to $99.1 million at March 31, 2004 as compared to $99.8 million at June 30, 2003, a decrease of $0.7 million, or 0.7%. Although the total investment portfolio balance remained relatively consistent there was significant activity amoung various categories within the portfolio between the periods. $5.0 million in purchases of tax-free securities of state and political subdivisions were funded by an advance of $5.0 million from the FHLB. There has been significant other activity in the investment portfolio including the purchase of $15.2 million in mortgage-backed securities, which was partially funded by a $5.7 million decrease in corporate debt securities. Management continued to invest in the nonstandard mortgage-backed securities which offer yield maintenance provisions and tend to have final maturities significantly shorter than standard mortgage-backed securities, which tend to extend as interest rates rise. These nonstandard mortgage-backed securities were discussed further in the June 30, 2003 Annual Report in the investment section. These purchases were largely offset by maturities and calls of various security types of $8.4 million and principal pay downs of $10.7 million of mortgage-backed securities. Net unrealized gains on the investment portfolio amounted to $1.6 million at March 31, 2004 as compared to $2.7 million at June 30, 2003, a decrease of $1.1 million. The decrease in the market value of the portfolio was primarily the result of the interest rate environment and the maturity of, and principal payments on, the often higher yielding investments within the portfolio. See the discussion of interest income and net interest income below for further detail of this transition.

(Dollars rounded to nearest thousand)	Market value at Mar. 31, 2004	Percentage of portfolio	Market value at June 30, 2003	Percentage of portfolio

U.S. government agencies	$7,194	7.3%	$9,659	9.7%
State and political subdivisions	21,390	21.6	14,655	14.6
Mortgage-backed securities	58,257	58.8	57,581	57.7
Asset-backed securities	212	0.2	288	0.3
Corporate debt securities	10,605	10.7	16,283	16.3

Total debt securities	97,658	98.6	98,466	98.6

Equity securities and other	1,396	1.4	1,365	1.4

Total available-for-sale securities	$99,054	100.0%	$99,831	100.0%

LOANS

Net loans receivable increased to $143.9 million at March 31, 2004 from $132.2 million at June 30, 2003, an increase of $11.7 million, or 8.9%. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Loan modifications and refinancing were still significant, but demand for such appears to have peaked. The Company has been able to retain a significant amount of refinanced mortgages and other loans. The historically low interest rate environment continues to affect the demand for residential mortgages. As a result of these changes, the residential mortgage portfolio increased by $8.6 million and the home equity portfolio increased by $1.9 million in the nine month period. It appears consumers continue to use the equity in their homes to fund financing needs for some activities where in the past an installment loan may have been the choice. The low financing options from auto makers continued to cut into the Bank’s automobile loan generation.

(Dollars rounded to nearest thousand)	At Mar. 31, 2004	Percentage of portfolio	At June 30, 2003	Percentage of portfolio

Real estate mortgages
Residential	$111,362	76.6%	$102,726	76.8%
Commercial	12,695	8.7	11,481	8.6
Home equity loans	9,686	6.7	7,821	5.8
Commercial loans	7,042	4.8	6,576	4.9
Installment loans	4,037	2.8	4,360	3.3
Passbook loans	645	0.4	747	0.6

Total loans	$145,467	100.0%	$133,711	100.0%
Less: Allowance for loan losses	(1,233)		(1,164)
Unearned origination fees and costs, net	(304)		(337)

Net loans receivable	$143,930		$132,210

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. During the nine months ended March 31, 2004, the level of provision of loan loss was driven by the level of net charge-offs and nonaccruing loans, the level of which has increased modestly when comparing March 31, 2004 to June 30, 2003. During the nine months ended March 31, 2003, the level of the allowance for loan losses was affected most significantly by a relatively large recovery. Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Allowance for loan losses	Nine months ended	Nine months ended
	March 31, 2004	March 31, 2003
Balance at the beginning of the period	$1,163,825	$1,068,734
Charge-offs:
Commercial loans	---	13,319
Installment loans to individuals	44,918	99,712

Total loans charged off	44,918	113,031

Recoveries:
Home equity	2,791	---
Commercial loans	---	24,093
Installment loans to individuals	36,382	32,831

Total recoveries	39,173	56,924

Net charge-offs	5,745	56,107

Provisions charged to operations	75,000	105,000

Balance at the end of the period	$1,233,080	$1,117,627

Ratio of net charge-offs to average loans outstanding	0.00%	0.04%
Ratio of net charge-offs to nonperforming assets	1.39%	15.37%
Allowance for loan loss to nonperforming loans	299.34%	360.49%
Allowance for loan loss to net loans receivable	0.86%	0.85%

Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered nonperforming. The Bank of Greene County had no accruing loans delinquent more than 90 days at March 31, 2004 or June 30, 2003.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At Mar. 31, 2004	At June 30, 2003

Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$351,813	$211,074
Commercial mortgage loans	---	---
Home equity	26,993	2,104
Commercial loans	---	---
Installment loans to individuals	33,128	7,183

Total nonaccruing loans	411,934	220,361

Real Estate Owned:
Residential mortgages loans (one- to four-family)	---	55,125

Total real estate owned	---	55,125

Total nonperforming assets	$411,934	$275,486

Total nonperforming assets as a percentage of total assets	0.15%	0.11%

Total nonperforming loans to total loans	0.28%	0.16%

At March 31, 2004, gross interest income of $19,500 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent at March 31, 2004.

DEPOSITS

Total deposits increased to $230.9 million at March 31, 2004 from $218.0 million at June 30, 2003, an increase of $12.9 million, or 5.9%. Increases were generally the result of the Company’s continued focus on expanded commercial services, including commercial deposits, and core deposit attraction. General economic conditions, including low market interest rates, resulted in more customers moving funds from time deposits to demand accounts and other savings products over the last several quarters. The Company’s competitive market environment continues to change due to the mergers of local competitors.

(Dollars rounded to nearest thousand)	At Mar. 31, 2004	Percentage Of portfolio	At June 30, 2003	Percentage of portfolio

Noninterest bearing deposits	$31,559	13.6%	$25,443	11.7%
Certificates of deposit	59,107	25.6	62,074	28.5
Savings deposits	93,015	40.3	87,699	40.2
Money market deposits	28,796	12.5	26,364	12.1
NOW deposits	18,464	8.0	16,465	7.5

Total deposits	$230,941	100.0%	$218,045	100.0%

BORROWINGS

At March 31, 2004, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date
$5,000,000	3.64% -Fixed two years, convertible thereafter	10/24/2013
$2,000,000	1.16% -Fixed	4/14/2004
2,500,000	6.82% -Fixed	09/02/2004
2,500,000	6.80% -Fixed	10/04/2005

$12,000,000

EQUITY

The primary changes in equity included changes in retained earnings and accumulated comprehensive income. Retained earnings was affected by net income of $2.2 million and partially offset by dividends paid of $688,000. A decrease in net unrealized gains associated with the available-for-sale investment portfolio caused accumulated other comprehensive income to decrease by approximately $0.7 million, net of tax. Treasury stock decreased by $47,000 due to the exercise of 4,490 options under the 2000 Stock Option Plan and $80,000 due to the issuance of 7,440 shares under the 2000 Management Recognition and Retention Plan reducing the number of shares held in treasury to 99,432 shares.

Comparison of Operating Results for the Nine and Three Months Ended March 31, 2004 and 2003

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the nine months and quarter ended March 31, 2004 and 2003. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. For the nine months and quarter ended March 31, 2004, average balances were based on daily averages. For the nine months and quarter ended March 31, 2003, average balances are average monthly balances, except for federal funds for which a daily average was calculated and the interest-bearing bank balance for which a weekly balance was available. Interest and balances of nonaccrual loans and certain deferred origination fees have been excluded from the average loan balances and yield calculations in these tables.

	Nine Months
(Dollars in thousands)	2004	2003	2004	2003	2004	2003
	Average	Average	Interest	Interest	Average	Average
	Outstanding	Outstanding	Earned/	Earned/	Yield/	Yield/
	Balance	Balance	Paid	Paid	Rate	Rate
Interest-earning assets:
Loans receivable, net [1]	$137,518	$130,748	$7,066	$7,108	6.85%	7.25%
Investment securities [2]	101,967	76,674	2,864	2,501	3.75	4.35
Federal funds	8,694	10,783	65	136	1.00	1.68
Interest-bearing bank balances	1,661	825	17	15	1.36	2.42
FHLB stock	1,361	1,121	4	44	0.39	5.23

Total interest-earning assets	251,201	220,151	10,016	9,804	5.32	5.94

Interest-bearing liabilities:
Savings and money market deposits	118,277	95,300	999	1,398	1.13	1.96
Demand and NOW deposits	47,067	36,931	68	101	0.19	0.36
Certificates of deposit	60,502	63,769	1,111	1,517	2.45	3.17
Borrowings	10,636	8,667	367	313	4.60	4.82

Total interest-bearing liabilities	$236,482	$204,667	$2,545	$3,329	1.43%	2.17%

Net interest income			$7,471	$6,475

Net interest spread					3.89%	3.77%

Net interest margin					3.97%	3.92%

Average interest-earning assets to
average interest-bearing liabilities					106.22%	107.57%

	Three Months
(Dollars in thousands)	2004	2003	2004	2003	2004	2003
	Average	Average	Interest	Interest	Average	Average
	Outstanding	Outstanding	Earned/	Earned/	Yield/	Yield/
	Balance	Balance	Paid	Paid	Rate	Rate
Interest-earning assets:
Loans receivable, net [1]	$142,278	$131,390	$2,374	$2,375	6.67%	7.23%
Investment securities [2]	102,978	80,559	1,018	824	3.95	4.09
Federal funds	5,922	11,098	13	38	0.88	1.37
Interest-bearing bank balances	1,613	724	6	8	1.49	4.42
FHLB stock	1,361	1,121	4	16	1.18	5.71

Total interest-earning assets	254,152	224,892	3,415	3,261	5.37	5.80

Interest-bearing liabilities:
Savings and money market deposits	119,808	100,095	326	457	1.09	1.83
Demand and NOW deposits	49,468	37,268	23	27	0.19	0.29
Certificates of deposit	59,107	62,749	333	461	2.25	2.94
Borrowings	12,145	8,000	137	97	4.51	4.85

Total interest-bearing liabilities	$240,528	$208,112	$819	$1,042	1.36%	2.00%

Net interest income			$2,596	$2,219

Net interest spread					4.01%	3.80%

Net interest margin					4.09%	3.95%

Average interest-earning assets to
average interest-bearing liabilities					105.66%	108.06%

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

	Nine Months
(Dollars in thousands)	2004 versus 2003

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease )
Loans receivable, net [1]	$641	$(683)	$(42)
Investment securities [2]	624	(261)	363
Federal funds	(23)	(48)	(71)
Interest-bearing bank balances	4	(2)	2
FHLB stock	12	(52)	(40)

Total interest-earning assets	1,258	(1,046)	212

Interest-bearing liabilities:
Savings deposits	528	(927)	(399)
Demand and NOW deposits	46	(79)	(33)
Certificates of deposit	(75)	(331)	(406)
Borrowings	68	(14)	54

Total interest-bearing liabilities	567	(1,351)	(784)

Net interest income	$691	$305	$996

	Three Months
(Dollars in thousands)	2004 versus 2003

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease )
Loans receivable, net [1]	$(15)	$14	$(1)
Investment securities [2]	221	(27)	194
Federal funds	(14)	(11)	(25)
Interest-bearing bank balances	(4)	2	(2)
FHLB stock	4	(16)	(12)

Total interest-earning assets	192	(38)	154

Interest-bearing liabilities:
Savings deposits	124	(255)	(131)
Demand and NOW deposits	75	(79)	(4)
Certificates of deposit	(25)	(103)	(128)
Borrowings	46	(6)	40

Total interest-bearing liabilities	220	(443)	(223)

Net interest income	$(28)	$405	$377

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets increased to 1.09% for the nine months ended March 31, 2004 as compared to 0.97% for the nine months ended March 31, 2003. Return on average assets increased to 1.08% for the quarter ended March 31, 2004 as compared to 0.87% for the quarter ended March 31, 2003. Return on average equity increased to 9.97% for the nine months ended March 31, 2004 as compared to 8.28% for the nine months ended March 31, 2003. Return on average equity increased to 9.87% for the quarter ended March 31, 2004 as compared to 7.35% for the quarter ended March 31, 2003. The improvement in return on average assets and return on average equity was primarily the result of improved earnings. Net income increased $476,000, or 28.0% when comparing the nine month periods ended March 31, 2004 and 2003; and $220,000, or 42.8% when comparing the quarters ended March 31, 2004 and 2003. Average assets increased $33.9 million, or 14.6% to $266.3 million for the nine months ended March 31, 2004 as compared to $232.4 million for the nine months ended March 31, 2003. Average assets increased $34.1 million, or 14.4% to $271.6 million for the quarter ended March 31, 2004 as compared to $237.5 million for the quarter ended March 31, 2003. Average equity increased $1.7 million, or 6.2% to $29.1 million for the nine months ended March 31, 2004 as compared $27.4 million for the nine months ended December 31, 2002. Average equity increased $1.7 million, or 6.1% to $28.0 million for the quarter ended March 31, 2004 as compared $29.7 million for the quarter ended December 31, 2002. As illustrated, net income increased more significantly than average assets and average equity causing improvement in return on average assets and return on average equity.

INTEREST INCOME

Total interest income remained relatively consistent at $10.0 million and $9.8 million for the nine-months ended March 31, 2004 and 2003, respectively and $3.4 million and $3.3 million for the quarters ended March 31, 2004 and 2003, respectively. The primary reason for the relatively flat level of interest income despite an increase in average interest-earning assets of $31.0 million when comparing the nine-months ended March 31, 2004 and 2003 was due to the declining yield on such assets of 62 basis points to 5.32% for the nine-months ended March 31, 2004 from 5.94% for the nine-months ended March 31, 2003. Due to the continued low interest rate environment, as assets mature, investments pay-down and new funds are invested, the yield on such assets has been lower when comparing the nine-months and quarter ended March 2004 to the nine months and the quarter ended March 2003. This trend is expected to continue as interest rates remain low and essentially flat. As shown in the rate/volume tables above, the increase in investment securities volume had the most significant effect on the overall increase in interest income. However, the positive effect of the increase in investment securities volume was offset the corresponding decreases in yield on such investments and the other interest earning assets. Included in interest income have been earnings on Federal Home Loan Bank of New York (FHLBNY) stock. As a member of FHLBNY the Bank is required to own stock. FHLBNY did not pay dividends on the stock for one quarter during fiscal 2004 due to a loss that was taken on several investments, further contributing to the overall declining yield on interest-earning assets. FHLBNY began paying dividends again in January 2004 and is expected to continue to pay a dividend at a lower rate than previously experienced.

INTEREST EXPENSE

Total interest expense decreased to $2.5 million for the nine months ended March 31, 2004 as compared to $3.3 million for the nine months ended March 31, 2003, a decrease of $0.8 million, or 24.2%. Total interest expense decreased to $0.8 million for the quarter ended March 31, 2004 as compared to $1.0 million for the quarter ended March 31, 2003, a decrease of $0.2 million, or 20.0%. As shown in the rate/volume table above, the decrease in rates paid on certificates of deposit and savings accounts had the largest impact on the overall decrease in average rate paid on total interest-bearing liabilities.

The rate on interest-bearing liabilities decreased by 74 basis points to 1.43% for the nine months ended March 31, 2004 as compared to 2.17% for the nine months ended March 31, 2003. This decrease in average rate more than offset the increase in average interest-bearing liabilities of $31.8 million when comparing the nine months ended March 2004 and 2003. The overall rate on interest-bearing liabilities decreased by 64 basis points to 1.36% for the quarter ended March 31, 2004 as compared to 2.00% for the quarter ended March 31, 2003. This decrease in average rate more than offset the increase in average interest-bearing liabilities of $32.4 million when comparing the quarters ended March 2004 and 2003.

For approximately the last nine months the interest rate environment has been essentially flat or slightly declining. This interest rate environment is not expected to continue indefinitely and the potential for a rising rate environment appears to have increased in recent months. Due to the large portion of fixed rate residential mortgages in the Company’s asset portfolio interest rate risk is a concern and the Company will continue to monitor the situation and attempt to adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of a rising rate environment. Management attempts to mitigate the interest rate risk through balance sheet composition. Several strategies are used to help manage interest rate risk such as maintaining a high level of liquid assets such as short-term federal funds sold and various investment securities; and maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits.

NET INTEREST INCOME

Net interest income increased to $7.5 million for the nine months and $2.6 million for the quarter ended March 31, 2004 as compared to $6.5 million for the nine months and $2.2 million for the quarter ended March 31, 2003, improvements of $1.0 million and $0.4 million, or 15.4% and 18.2%, respectively. Net interest spread increased to 3.89% as compared to 3.77% and net interest margin increased to 3.97% as compared to 3.92% when comparing the nine-month periods ended March 31, 2004 to 2003. These changes were the result of a continued low interest rate environment. Net interest spread increased to 4.01% as compared to 3.80% and net interest margin increased to 4.09% as compared to 3.95% when comparing the quarters ended March 31, 2004 to 2003, respectively. When comparing both the three and nine-month periods ended March 31, 2004 and 2003, net interest income was favorably impacted by growth in net interest earning assets, however the reduction in the rate paid on interest-bearing liabilities had the greatest impact on the improvement in net interest income.  The improvement in net interest income contributed to the overall improvement in net income. Improvement in net interest income and noninterest income continue to outpace increases in noninterest expense positively impacting net income. In a rising or flat interest rate environment The Bank of Greene County’s net interest margin and spread would be more likely to shrink than in a declining rate environment, which could ultimately negatively impact net income.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased to $75,000 and $30,000 for the nine months and quarter ended March 31, 2004, respectively as compared to $105,000 and $75,000 for the nine months and quarter ended March 31, 2003, respectively. The provision of loan losses decreased primarily due to the low amount of net charge-offs when comparing the time periods.

NONINTEREST INCOME

Noninterest income increased to $2.0 million for the nine months ended March 31, 2004 as compared to $1.8 million for the nine months ended March 31, 2003, an increase of $0.2 million or 11.1%. Noninterest income increased to $709,000 for the quarter ended March 31, 2004 as compared to $600,000 for the quarter ended March 31, 2003, an increase of $109,000 or 18.2%. Service charges and other fees on deposit accounts continued to increase primarily as a result of an increased volume of accounts and customers continued use of the overdraft protection program. The increase in service charges amounted to $103,000 for the nine months and $50,000 for the quarter when comparing the periods ended March 31, 2004 and 2003. An increase in the volumes associated with e-commerce and debit cards also contributed to higher non-interest income for the given periods. During the nine months ended March 31, 2003, a gain of $67,000 due to sales of real estate owned affected earnings; such income amounted to $1,500 during the nine months ended March 31, 2004. The Company also recognized a gain of $47,000 on the sale of a security during the quarter ended March 31, 2004, which was offset by a loss on a sale of another security of $40,000 during the same time period. The security was sold to replace it with a higher yielding investment.

NONINTEREST EXPENSE

Noninterest expense increased to $6.2 million from $5.7 million, an increase of $0.5 million or 8.8% when comparing the nine months ended March 31, 2004 and 2003. Noninterest expense increased to $2.2 million from $2.0 million, an increase of $0.2 million or 10.0% when comparing the quarters ended March 31, 2004 and 2003. Annual salary increases and higher benefit costs, particularly those associated with retirement plans, contributed to the $439,000 overall increase in salary expense when comparing the nine months ended March 31, 2004 to 2003. The moderate increases in occupancy expenses resulted from an increase in routine maintenance and repair activities during the nine months ended March 31, 2004. Equipment and furniture expense decreased due to some fixed assets being fully depreciated between March 31, 2004 and 2003. As a result depreciation expense was lower. Service and data processing fees have primarily increased due to an increase in the volume of accounts being serviced. Office supply expenses have declined primarily due to some technology enhancements that have made the printing of certain forms less expensive as well as an emphasis on cost savings. An item contributing to the increase in other noninterest expense was $43,000 in expenses incurred in setting up the new limited purpose Commercial Bank subsidiary of The Bank of Greene County. As noted above a security was sold at a loss of approximately $40,000.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. The effective tax rate remained relatively consistent at 31.7% for the nine months ended March 31, 2004, as compared to 31.5% for the nine months ended March 31, 2003. The effective tax rate remained relatively consistent at 33.3% for the quarter ended March 31, 2004, as compared to 33.0% for the quarter ended March 31, 2003. There were no significant changes in activity that would affect the overall tax rate between periods.

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

Mortgage loan commitments totaled $4.8 million at March 31, 2004. The unused portion of overdraft lines of credit amounted to $0.7 million, the unused portion of home equity lines of credit amounted to $2.8 million, and the unused portion of commercial lines of credit amounted to $2.5 million at March 31, 2004. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from FHLBNY.

During the next fiscal year, The Bank of Greene County is anticipating relocating the Cairo and Coxsackie branches in order to better service our customers. Due to the tremendous retail and commercial deposit growth experienced by the Company in the last several years, which is expected to continue, these branch facilities have been outgrown. It is expected that the Company will have sufficient cash or other means of liquidity to fund these projects.

The Bank of Greene County met all regulatory capital requirements at March 31, 2004 and June 30, 2003. Consolidated shareholders’ equity represented 10.99 % of total assets at March 31, 2004 and 11.33% of total assets of June 30, 2003.

Item 3.     Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and in timely altering them to material information relating to the Company (or its consolidated subsidiaries) required to be filed in its periodic SEC filings.
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

Item 2.      Changes in Securities and Use of Proceeds
               During the quarter ended March 31, 2004, no purchases of registrant’s equity securities were completed by the registrant or any affiliate.

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

(b)    Reports on Form 8-K

        -A current report on Form 8-K was filed with the SEC on January 22, 2004 announcing the declaration of the semi-annual dividend to be paid on March 1, 2004.
        -A current report on Form 8-k was file with the SEC on February 2, 2004 announcing quarterly and six  months earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: May 13, 2004

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: May 13, 2004

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

     c) disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

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

  Date: May 13, 2004                                                                                  /s/ J. Bruce Whittaker
      J. Bruce Whittaker, President and
      Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Michelle M. Plummer, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Greene County Bancorp, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact n necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

   c) disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

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

Date: May 13, 2004                                                                                  /s/ Michelle Plummer
                                                                                                                   Michelle M. Plummer,
                                                                                                                   Chief Financial Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2004 and that to the best of his knowledge:

     1.     the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2.        the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the report

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

Date: May 13, 2004                                                                              /s/ J. Bruce Whittaker
J. Bruce Whittaker, President and
Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the "Company") certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2004 and that to the best of her knowledge:

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

Date: May 13, 2004                                                                                          /s/ Michelle Plummer
                                                                                                                            Michelle M. Plummer,
                                                                                                                            Chief Financial Officer