Form 10KSB
period 2004-06-30
GREENE COUNTY BANCORP INC
filed 2004-09-28
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X                            [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2004
OR
[ ]                             [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(518) 943-2600
(Issuer’s Telephone Number including area code)

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
YES     X      NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [x]

The Registrant’s revenues for the fiscal year ended June 30, 2004 were $16,068,163.

As of September 15, 2004, there were issued and outstanding 2,054,203 shares of the Registrant's common stock of which 724,555 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $30.97 on such date, the aggregate value of stock held by non-affiliates was $22,439,468.

                          DOCUMENTS INCORPORATED BY REFERENCE
1.     Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2004 (Part II).
2.  Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III)

Transitional Small Business Disclosure Formant       Yes                  No X

GREENE COUNTY BANCORP, INC. AND SUBSIDIARY
FORM 10-KSB

                                                                                                     Index                                                                                                        Page

Part IV

Signatures

Certifications

PART I

ITEM 1.         Description of Business

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a New York-chartered savings bank. A majority of Greene County Bancorp, Inc.’s outstanding common stock (56.1%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company. The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan. In June 2004, The Bank of Greene County opened a new limited-purpose subsidiary Greene County Commercial Bank. The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County. In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision. At June 30, 2004, Greene County Bancorp, Inc.’s assets consisted primarily of the outstanding capital stock of The Bank of Greene County and cash and investments of $5.1 million. At June 30, 2004, 901,887 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public including executive officers and directors, 98,632 shares were held as Treasury stock and 1,152,316 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company. Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and various Greene County Bancorp, Inc. investment securities.

At June 30, 2004, Greene County Bancorp, Inc. had consolidated total assets of $284.6 million, consolidated total deposits of $243.7 million, consolidated borrowings from the Federal Home Loan Bank of New York of $10.0 million and consolidated total equity of $29.8 million.

Greene County Bancorp, Inc.’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

The Bank of Greene County

The Bank of Greene County was organized in 1889 as The Building and Loan Association of Catskill, a New York-chartered savings and loan association. In 1974, The Bank of Greene County converted to a New York mutual savings bank under the name Greene County Savings Bank. In conjunction with the reorganization and the offering completed in December 1998, which resulted in the organization of Greene County Bancorp, Inc., Greene County Savings Bank changed its name to The Bank of Greene County. The Bank of Greene County’s deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law. The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, commercial real estate loans, consumer loans, home equity loans and commercial business loans. In addition, The Bank of Greene County invests a significant portion of its assets in investment securities and mortgage-backed and asset-backed securities. The Bank of Greene County's revenues are derived principally from the interest on its residential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. Affiliations with Fenimore Asset Management and Essex Corporation to offer investment alternatives for customers also contribute to revenues. The Bank of Greene County's primary sources of funds are deposits, and principal and interest payments on loans and investment securities and mortgage- and asset-backed securities. At June 30, 2004, The Bank of Greene County had borrowed $10.0 million from the Federal Home Loan Bank of New York.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose savings bank. Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the General Municipal Law. At June 30, 2004, Greene County Commercial Bank had $5.2 million in assets, $3.2 million in total deposits, and $2.0 million in equity.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter. The Office of Thrift Supervision under the federal charter, regulates Greene County Bancorp, MHC. Greene County Bancorp, MHC owns 56.1% of the common stock outstanding of Greene County Bancorp, Inc. Greene County Bancorp, MHC does not engage in any business activity other than to hold Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $171,000 in cash and cash equivalents at June 30, 2004.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Market Area

The Bank of Greene County has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves. The Bank of Greene County currently operates six full-service banking offices in Greene County and southern Albany County, New York. The Bank of Greene County's primary market area is currently concentrated around the areas within Greene County and southern Albany County where its full-service banking offices are located, namely the towns of Catskill, Cairo, Coxsackie, Greenville, Tannersville and Westerlo. Due to the growth experienced over the last several years and expected future growth, the Board of Directors of The Bank of Greene County decided to build larger offices in Cairo and Coxsackie. The Cairo facility are expected to be ready for occupancy in the spring of 2005 at which time the construction and build-out of the new Coxsackie branch should begin, subject to regulatory approval.

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

Lending Activities

General. The principal lending activity of The Bank of Greene County is the origination, for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one-to-four family residential real estate located within its primary market area. To a lesser extent, The Bank of Greene County also originates commercial real estate loans, home equity loans, consumer loans and commercial business loans. The Bank of Greene County also offers a variety of line of credit products.

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity. Cash, cash equivalents and securities available for sale comprised 44.4% of total assets at June 30, 2004, all of which can be used for liquidity needs. The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages. Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable rate loans in order to help mitigate interest rate risk.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
One-to-four family	$106,287	70.64%	$98,511	73.67%	$98,834	76.19%
Commercial real estate	14,815	9.85	11,481	8.59	8,764	6.76
Construction and land	4,682	3.11	2,519	1.88	3,003	2.31
Multi-family	1,980	1.31	1,696	1.27	1,657	1.28
Total real estate loans	127,764	84.91	114,207	85.41	112,258	86.54

Consumer loans
Installment (1)	3,988	2.65	4,360	3.26	5,611	4.32
Home equity	10,333	6.87	7,821	5.85	6,957	5.36
Passbook	557	0.37	747	0.56	545	0.42
Total consumer loans	14,878	9.89	12,928	9.67	13,113	10.10

Commercial business loans	7,822	5.20	6,576	4.92	4,356	3.36

Total consumer loans and
commercial business loans	22,700	15.09	19,504	14.59	17,469	13.46

Total gross loans	150,464	100.00%	133,711	100.00%	129,727	100.00%

Less:
Deferred fees and discounts	(285)		(337)		(285)
Allowance for loan losses	(1,241)		(1,164)		(1,069)

Total loans receivable, net	$148,938		$132,210		$128,373

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans:
Real estate loans:
One-to-four family	$100,859	67.03%	$92,718	69.34%	$91,586	70.60%
Commercial real estate	9,152	6.08	7,097	5.31	6,587	5.08
Construction and land	4,115	2.74	2,445	1.83	2,554	1.97
Multi-family	1,728	1.15	1,379	1.03	1,442	1.11
Total fixed-rate real estate loans	115,854	77.00	103,639	77.51	102,169	78.76

Consumer loans
Installment (1)	3,988	2.65	4,360	3.26	5,611	4.32
Home equity	4,882	3.25	4,911	3.67	5,490	4.23
Passbook	557	0.37	747	0.56	545	0.42
Commercial business loans	5,703	3.79	4,754	3.56	3,038	2.34
Total fixed-rate loans	130,984	87.06	118,411	88.56	116,853	90.07

Adjustable-rate loans
Real estate loans:
One-to-four family	5,428	3.61	5,793	4.33	7,248	5.59
Commercial real estate	5,663	3.76	4,384	3.28	2,177	1.68
Construction and land	567	0.37	74	0.05	449	0.34
Multi-family	252	0.17	317	0.24	215	0.17
Consumer loans
Home Equity	5,451	3.62	2,910	2.18	1,467	1.13
Commercial business loans	2,119	1.41	1,822	1.36	1,318	1.02
Total adjustable-rate loans	19,480	12.94	15,300	11.44	12,874	9.93

Total gross loans	150,464	100.00%	133,711	100.00%	129,727	100.00%

Less:
Deferred fees and discounts	(285)		(337)		(285)
Allowance for loan losses	(1,241)		(1,164)		(1,069)

Total loans receivable, net	$148,938		$132,210		$128,373

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

One-to-four family Residential Loans. The Bank of Greene County's primary lending activity is the origination of one-to-four family residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area. One-to-four family residential mortgage loans refer to loans collateralized by residences; by contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings. Generally, one to four-family residential mortgage loans are made in amounts up to 89.9% of the appraised value of the property. However, The Bank of Greene County will originate one-to-four family residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance. For the year ended June 30, 2004, less than one percent of the one-to-four family mortgage loans originated by The Bank of Greene County were originated with loan-to-value ratios over 89.9%. For the year ended June 30, 2004, The Bank of Greene County originated 70 to 75% in one-to-four family residential mortgage loans with loan-to-value ratios of 80% or more but without private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years The Bank of Greene County has been successful in marketing and originating such loans with 15-year terms. One-to-four family fixed-rate loans are offered with monthly payment features. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on all properties collateralizing real estate loans made by The Bank of Greene County.

At June 30, 2004, virtually all of The Bank of Greene County’s one-to-four family residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market. However, generally the one-to-four family residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market. To the extent fixed rate one-to-four family residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

The Bank of Greene County currently offers one-to-four family residential mortgage loans with fixed and adjustable interest rates. Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, The Bank of Greene County's interest rate gap position, and loan products offered by The Bank of Greene County's competitors. Particularly, in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to adjustable-rate loans. Single-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that The Bank of Greene County's single-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

The Bank of Greene County's adjustable-rate mortgage (“ARM”) loans currently provide for maximum rate adjustments of 150 basis points per year and 600 basis points over the term of the loan. The Bank of Greene County offers ARM loans with initial interest rates that are below market, referred to as “teaser rates.” However, in underwriting such loans, borrowers are qualified at the full index rate. Generally, The Bank of Greene County's ARM loans adjust annually. After origination, the interest rate on such ARM loans is reset based upon a contractual spread or margin above the average yield on one-year United States Treasury securities, adjusted to a constant maturity, as published weekly by the Federal Reserve Board.

ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2004, $5.4 million, or 3.61% of The Bank of Greene County's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates, compared to $100.9 million, or 67.03% of the loan portfolio comprised of one-to-four family residential loans with fixed interest rates. The Bank of Greene County’s willingness and capacity to originate and hold in portfolio fixed rate one-to-four family residential mortgage loans has enabled it to expand customer relationships in the current low interest rate environment where borrowers have generally preferred fixed rate mortgage loans. However, as noted above, to the extent The Bank of Greene County retains fixed rate one-to-four family residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would remain fixed while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

The Bank of Greene County originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences. The Bank of Greene County issues a commitment and has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum term of six months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 89.9% (or up to 95% with private mortgage insurance), of the completed project. The Bank of Greene County also offers loans collateralized by undeveloped land. The acreage associated with such loans is limited. These land loans generally are intended for future sites of primary or secondary residences. The terms of vacant land loans generally have a ten year amortization and a five year balloon payment.

Construction lending generally involves a greater degree of risk than other one-to-four family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays may further impair the borrower's ability to repay the loan.

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

All one-to-four family residential mortgage loans originated by The Bank of Greene County include "due-on-sale" clauses, which give The Bank of Greene County the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At June 30, 2004, $106.3 million, or 70.64% of The Bank of Greene County's loan portfolio, consisted of one-to-four family residential mortgage loans. Approximately $268,000 of such loans (representing five loans) were included in nonperforming loans as of that date.

Commercial Real Estate and Multifamily Loans. At June 30, 2004, $14.8 million, or 9.85%, of the total loan portfolio consisted of commercial real estate loans. Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank of Greene County originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is generally 75%. At June 30, 2004, the largest commercial mortgage loan had a principal balance of $700,000 and was a loan to a local resort. At June 30, 2004, there were no commercial real estate loans included in nonperforming loans.

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

The Bank of Greene County may require an environmental site assessment to be performed by an independent professional for non-residential mortgage loans. It is also The Bank of Greene County’s policy to require title and hazard insurance on all mortgage loans. In addition, The Bank of Greene County may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to The Bank of Greene County’s loan policies must be made in accordance with the limitations set out in each policy. Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

Loans collateralized by commercial real estate generally are larger than one-to-four family residential loans and involve a greater degree of risk. Commercial mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for management to monitor and evaluate.

The Bank of Greene County originates a limited number of multi-family loans, which totaled $2.0 million, or 1.31% of The Bank of Greene County’s total loans at June 30, 2004. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area. There were no multi-family loans included in nonperforming loans at June 30, 2004. The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.

Consumer Loans. The Bank of Greene County’s consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years. At June 30, 2004 consumer loans totaled $14.9 million, or 9.89% of the total loan portfolio. One installment loan for $4,782 was included in nonperforming loans as of that date.

Consumer loans generally have shorter terms and higher interest rates than one-to-four family mortgage loans. In addition, consumer loans expand the products and services offered by The Bank of Greene County to better meet the financial services needs of its customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

The Bank of Greene County offers fixed and adjustable-rate home equity loans that are collateralized by the borrower’s residence. Home equity loans are generally underwritten with terms not to exceed 15 years and under the same criteria that The Bank of Greene County uses to underwrite one-to-four family fixed rate loans. Home equity loans may be underwritten with terms not to exceed 15 years and with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $50,000 unless approved by the Board of Directors. The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. At June 30, 2004, the outstanding balance of home equity loans totaled $10.3 million, or 6.87% of The Bank of Greene County’s total loan portfolio. There were two home equity loans which amounted to $67,795 included in nonperforming loans at June 30, 2004.

Commercial Business Loans. The Bank of Greene County also originates commercial business loans up to 10 years at fixed and adjustable-rates. The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which may consist of receivables, inventory and equipment. The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial business borrowers. The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan. At June 30, 2004, The Bank of Greene County had $7.8 million of commercial business loans representing 5.20% of the total loan portfolio. On such date, the average balance of The Bank of Greene County’s commercial business loans was approximately $51,800. The largest commercial business loan had a balance of $729,000 and represented a loan for a local fire district’s new building. At June 30, 2004, The Bank of Greene County’s commercial loan portfolio included 151 loans collateralized by real estate, fire trucks, or other equipment. There were no commercial business loans included in nonperforming loans at June 30, 2004.

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

Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2004 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. Lines of credit with no specified maturity date are included in the category “within one year”.

The following table illustrates the future maturities of such loans at June 30, 2004.

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	1 Year	3 Years	5 Years	10 Years	10 Years	Total
(Dollars in thousands)
Real estate loans:
One-to-four family	$2,968	$2,363	$3,445	$13,493	$84,018	$106,287
Commercial	3,555	2,213	144	1,228	7,675	14,815
Construction and land	---	---	---	---	4,682	4,682
Multi-family	252	---	---	144	1,584	1,980
Total real estate loans	6,775	4,576	3,589	14,865	97,959	127,764

Consumer loans	1,066	1,948	2,565	2,536	6,763	14,878

Commercial business loans	2,240	717	1,472	1,159	2,234	7,822

Total loan portfolio	$10,081	$7,241	$7,626	$18,560	$106,956	$150,464

The total amount of the above loans due after June 30, 2005 which have fixed-rate interest rates is $130.2 million while the total amount of loans due after such date which have adjustable interest rates is $10.2 million. The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail on pages 9-13 of Greene County Bancorp, Inc.’s 2004 Annual Report to Shareholders, which discussion is incorporated herein by reference.

            The following table sets forth the loan origination and repayment activities of The Bank of Greene County for the periods indicated. The Bank of Greene County did not purchase or sell any loans during the periods presented.

	For the Years Ended June 30,
	2004	2003	2002
(Dollars in thousands)
Originations by type:
Adjustable rate loans
One-to-four family	$2,219	$798	$ 466
Commercial real estate	2,025	2,481	1,398
Construction and land	1,421	87	449
Multi-family	7	141	185
Home equity	4,756	2,431	1,791
Commercial business	2,275	1,652	2,206
Total adjustable rate loans	12,703	7,590	6,495

Fixed rate loans
One-to-four family	31,810	25,073	27,589
Commercial real estate	4,003	1,781	5,496
Construction and land	12,256	4,547	3,871
Multi-family	707	222	701
Installment	5,024	3,105	4,354
Home equity	2,280	2,051	2,009
Passbook	363	604	415
Commercial business	3,212	1,821	1,893
Total fixed rate loans	59,655	39,204	46,328

Total loans originated	72,358	46,794	52,823

Repayments:
One-to-four family	26,253	26,194	15,557
Commercial real estate	2,694	1,545	3,369
Construction and land	11,514	5,118	3,296
Multi-family	430	324	442
Installment	5,396	4,356	4,871
Home equity	4,524	3,618	2,981
Passbook	553	402	466
Commercial business	4,241	1,253	3,034

Total repayments	55,605	42,810	34,016

Net increase in loans	$16,753	$3,984	$ 18,807

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of The Bank of Greene County. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. The Executive Committee or the full Board of Directors must approve all residential loans over $250,000.

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

At June 30, 2004, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a number of mortgages to a local developer which amounted to $770,000. The loans comprising this lending relationship were performing in accordance with their terms as of June 30, 2004.

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

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as non-performing. Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status. Other real estate owned is included in non-performing assets. At June 30, 2004, The Bank of Greene County had non-performing loans of $341,000 and a ratio of non-performing loans to total loans of 0.23%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO is charged against earnings. At June 30, 2004, The Bank of Greene County’s OREO totaled $97,689 and its ratio of non-performing assets to total assets was 0.15%.The following table sets forth delinquencies in The Bank of Greene County's loan portfolio at June 30, 2004. When a loan is delinquent 90 days or more, The Bank of Greene County fully reverses all accrued interest thereon and ceases to accrue interest or other deferred origination fees or costs thereafter. A loan is not removed from nonaccrual status until the loan is current and evidence supports the borrower’s ability to maintain a current status. The Bank of Greene County had no nonaccrual loans in the 60 to 89 days delinquent category at June 30, 2004 and June 30, 2003. For all the dates indicated, The Bank of Greene County did not have any material restructured loans.

			Percentage of loan category
		Dollar amount
	Number
60 to 89 days delinquent
Real estate:
One-to-four family	15	$688,112	79.5%
Commercial	2	127,013	14.7
Construction and land	---	---	---
Multi-family	---	---	---
Installment	9	16,747	1.9
Home equity	1	13,517	1.6
Commercial business	1	19,935	2.3
Total loan delinquency 60 to 89 days	28	865,324	100.0

90 days and over delinquent
Real estate:
One-to-four family	5	268,138	78.7
Commercial	---	---	---
Construction and land	---	---	---
Multi-family	---	---	---
Installment	1	4,782	1.4
Home equity	2	67,795	19.9
Commercial business	---	---	---
Total loan delinquency 90 days and over	8	340,715	100.0

Total loans delinquent over 60 days
Real estate:
One-to-four family	20	956,250	79.3
Commercial	2	127,013	10.5
Construction and land	---	---	---
Multi-family	---	---	---
Installment	10	21,529	1.8
Home equity	3	81,312	6.7
Commercial business	1	19,935	1.7
Total loans delinquent over 60 days	36	$1,206,039	100.0%

Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated. The Bank of Greene County had no accruing loans delinquent more than 90 days at June 30, 2004, 2003, and 2002.

	At June 30,
	2004	2003	2002

Nonaccruing loans:
Real estate loans
One-to-four family	$268,138	$211,074	$313,981
Commercial real estate	---	---	---
Installment	4,782	7,183	18,886
Home equity	67,795	2,104	---
Commercial business	---	---	---
Total nonaccruing loans	340,715	220,361	332,867

Real estate owned:
Real estate loans
One-to-four family	97,689	55,125	---
Commercial real estate	---	---	30,229
Total real estate owned	97,689	55,125	30,229

Total non-performing assets	$438,404	$275,486	$363,096

Total as a percentage of total assets	0.15%	0.11%	0.16%

During the year ended June 30, 2004, gross interest income of $12,000 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent during the year ended June 30, 2004.

Classification of Assets. Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered being of lesser quality. Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a full loss reserve and/or charge-off is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it establishes a valuation allowance or "loss reserve" in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When The Bank of Greene County classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount. The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations. At June 30, 2004, The Bank of Greene County had two loans which amounted to $451,000 classified as substandard and no other classified assets.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to noninterest expense) and is reduced by net charge-offs. At June 30, 2004, the total allowance was $1,241,091, which amounted to 0.83% of total net loans receivable and 364.26% of nonperforming loans. Management will continue to monitor and modify the level of the allowance for loan losses. For the year ended June 30, 2004, The Bank of Greene County’s charge-offs amounted to $75,958. For the years ended June 30, 2003 and 2002, The Bank of Greene County’s charge-offs amounted to $150,583 and $52,257, respectively.

Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2004	2003	2002

Balance at the beginning of period	$1,163,825	$1,068,734	$886,081

Charge-offs:
One- to four family real estate	---	---	---
Commercial real estate	---	37,494	---
Home equity	---	---	2,380
Installment	75,958	113,089	49,877
Total charge-offs	75,958	150,583	52,257

Recoveries:
One- to four family real estate	---	1,072	---
Commercial real estate	---	24,093	16,010
Home equity	2,791	---	---
Installment	45,433	40,509	---
Total recoveries	48,224	65,674	16,010

Net charge-offs	27,734	84,909	36,247
Additions charged to operations	105,000	180,000	218,900
Balance at end of period	$1,241,091	$1,163,825	$1,068,734

Ratio of net charge-offs to average loans outstanding	0.02%	0.06%	0.03%
Ratio of net charge-offs to nonperforming assets	6.33%	30.82%	9.98%
Allowance for loan loss to nonperforming loans	364.26%	528.14%	321.07%
Allowance for loan loss to net loans	0.83%	0.88%	0.83%

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

	June 30, 2004			June 30, 2003			June 30, 2002
			Percent			Percent			Percent
			of loans			of loans			of loans
		Loan	in each		Loan	in each		Loan	in each
	Amount of	Amounts	category	Amount of	Amounts	category	Amount of	Amounts	category
	loan loss	By	to total	loan loss	By	to total	Loan loss	By	to total
	allowance	Category	loans	allowance	Category	loans	allowance	Category	loans
(Dollars in thousands)
One-to-four family	$510	$106,287	70.6%	$482	$98,511	73.7%	$488	$98,834	76.2%
Commercial real estate	278	14,815	9.9	247	11,481	8.6	182	8,764	6.8
Construction and land	15	4,682	3.1	9	2,519	1.9	7	3,003	2.3
Multi-family	14	1,980	1.3	17	1,696	1.3	18	1,657	1.3
Installment	86	3,988	2.6	96	4,360	3.2	116	5,611	4.3
Home equity	54	10,333	6.9	44	7,821	5.9	38	6,957	5.4
Passbook	1	557	0.4	1	747	0.5	1	545	0.4
Commercial business	283	7,822	5.2	259	6,576	4.9	191	4,356	3.3
Specific	---	---	---	---	---	---	---	---	---
Unallocated	---	---	---	9	---	---	28	---	---
Totals	$1,241	$150,464	100.0%	$1,164	$133,711	100.0%	$1,069	$129,727	100.0%

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

The Bank of Greene County's current policies generally limit securities investments to U.S. Government and agency securities, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds. In addition, The Bank of Greene County’s policy permits investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations. The Bank of Greene County's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. The Bank of Greene County will only invest in securities rated “A” or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of occasional investments in smaller non-rated local bonds. The Bank of Greene County does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

At June 30, 2004, The Bank of Greene County had $104.8 million in investment securities, or 36.8% of total assets. SFAS No. 115 requires The Bank of Greene County to designate its securities as held to maturity, available for sale, or trading, depending on The Bank of Greene County's ability and intent regarding its investments. As of June 30, 2004, the entire investment securities portfolio was classified as available for sale. At June 30, 2004, The Bank of Greene County's mortgage-backed securities portfolio totaled $61.2 million, or 21.5% of total assets and The Bank of Greene County’s asset-backed securities portfolio totaled $0.2 million, or less than 0.1% of total assets.

Book Value of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

	At June 30,
	2004		2003		2002
	Book	Percent	Book	Percent	Book	Percent
	value	of total	Value	of total	value	of total
(Dollars in Thousands)
Investment securities, AFS
U.S. Government agencies	$9,108	8.7%	$9,659	9.7%	$14,862	22.5%
State and political subdivisions	22,584	21.5	14,655	14.6	8,811	13.3
Mortgage-backed securities	61,175	58.4	57,581	57.7	19,564	29.6
Asset-backed securities	195	0.2	288	0.3	818	1.3
Corporate debt securities	10,379	9.9	16,283	16.3	20,760	31.4
Equity securities and other	1,393	1.3	1,365	1.4	1,274	1.9
Total investment securities, AFS	$104,834	100.0%	$99,831	100.0%	$66,089	100.0%

The estimated fair value of debt securities at June 30, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After	After
	In	One Year	Five Years
	One Year	Through	Through		After
	Or Less	Five Years	Ten Years		Ten Years	Total

U.S. Government agencies	$3,028,130	$5,032,310	$1,047,810	$	---	$9,108,250
State and political subdivisions	1,259,486	8,755,488	9,176,164		3,393,019	22,584,157
Mortgage-backed securities	---	22,575,285	23,484,868		15,114,151	61,174,304
Asset-backed securities	---	---	---		195,166	195,166
Corporate debt securities	5,101,035	5,278,080	---		---	10,379,115
Total debt securities	9,388,651	41,641,163	33,708,842		18,702,336	103,440,992
Other securities	207,847	1,185,023	---		---	1,392,870
Total securities available-for-sale	$9,596,498	$42,826,186	$33,708,842		$18,702,336	$104,833,862
Weighted average yield	5.23%	3.96%	3.69%		3.78%	3.96%

A discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the increased level of mortgage-backed securities is set forth in Management’s Discussion and Analysis on page 14 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

Mortgage-Backed and Asset-Backed Securities. The Bank of Greene County purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. At June 30, 2004, mortgage-backed securities (including CMOs) totaled $61.2 million or 21.5% of total assets, all of which were classified as available for sale. At June 30, 2004, $9.9 million of the mortgage-backed securities were adjustable rate and $51.3 million were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 2.75% to 7.20%, a weighted average yield of 3.63% and a weighted average life (including pre-payment assumptions) of 4.1 years at June 30, 2004. The estimated market value of The Bank of Greene County's mortgage-backed securities at June 30, 2004 was $61.2 million, which was $0.7 million less than cost.

The pooling of mortgages and the issuance of a security with an interest rate that is based on the interest rate on the underlying mortgages create mortgage-backed securities. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as The Bank of Greene County, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of The Bank of Greene County.

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

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of The Bank of Greene County's mortgage-backed securities portfolio. The Bank of Greene County's $61.2 million mortgage-backed securities portfolio at June 30, 2004 consisted of $22.6 million with a weighted average yield of 3.46% and contractual maturities within five years, $23.5 million with a weighted average yield of 3.76% and contractual maturities of five to ten years and the remaining $15.1 million with a weighted average yield of 3.70% and contractual maturities more than 10 years. However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, The Bank of Greene County may be subject to reinvestment risk because, to the extent that The Bank of Greene County's securities prepay faster than anticipated, The Bank of Greene County may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving The Bank of Greene County of the ability to reinvest cash flows at the increased rates of interest.

At June 30, 2004, The Bank of Greene County’s portfolio of asset-backed securities contained one investment which amounted to $0.2 million, or less than 0.1% of total assets, which was classified as available for sale. The security had a fixed coupon at 6.68% and a yield to maturity of 1.97%. The average remaining life was 0.13 years with remaining contractual maturity over 10 years at June 30, 2004. The estimated market value of the asset-backed security at June 30, 2004 was $0.2 million, which was approximately the same as cost at such date.

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

Mortgage Servicing Rights. The Bank of Greene County had no mortgage servicing rights at June 30, 2004 or 2003 and does not expect to invest in mortgage servicing rights in future periods nor sell mortgages with servicing retained.

Sources of Funds

General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of securities, and proceeds from maturing securities and cash flows from operations are the primary sources of The Bank of Greene County's funds for use in lending, investing and for other general purposes.

Deposits. The Bank of Greene County and Greene County Commercial Bank offer a variety of deposit accounts with a range of interest rates and terms. The Bank of Greene County's deposit accounts consist of savings, NOW accounts, money market accounts, certificates of deposit and non-interest bearing checking accounts. The Bank of Greene County also offers IRAs. Greene County Commercial Bank offers money market accounts, certificates of deposit and non-interest bearing checking accounts.

At June 30, 2004, consolidated deposits totaled $243.7 million. At June 30, 2004, The Bank of Greene County had a total of $57.0 million in certificates of deposit, of which $39.1 million had maturities of one year or less. Although The Bank of Greene County has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and The Bank of Greene County's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Deposits are obtained predominantly from the areas in which The Bank of Greene County's branch offices are located. The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County's ability to attract and retain deposits. The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, and print media. It generally does not solicit deposits from outside its market area. While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates. The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits. Historically, The Bank of Greene County has not used brokers to obtain deposits. Greene County Commercial Bank’s purpose is to attract deposits from local municipalities. Greene County Commercial Bank had $3.2 million in money market deposits at June 30, 2004.

The following table sets forth the consolidated deposit activities of The Bank of Greene County and Greene County Commercial Bank for the periods indicated.

	For the Years Ended June 30,
	2004	2003	2002
(Dollars in thousands)
Opening balance	$218,045	$183,714	$154,192
Deposits	948,150	811,518	664,365
Withdrawals	925,329	781,122	639,396
Interest credited	2,852	3,935	4,553
Ending balance	243,718	218,045	183,714
Net increase	$25,673	$34,331	$29,522

Percent increase	11.77%	18.69%	19.15%

The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.

		At June 30,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Transaction and savings deposits
Demand deposits	$35,645	14.6%	$25,443	11.7%	$22,067	12.0%
Savings deposits	96,950	39.8	87,699	40.2	70,825	38.5
NOW deposits	20,234	8.3	16,465	7.5	14,294	7.8
Money market deposits	33,867	13.9	26,364	12.1	13,883	7.6
Total non-certificates of deposit	186,696	76.6%	155,971	71.5%	121,069	65.9%

Certificate of deposit
0.00 - 1.99%	34,940	14.3	19,490	8.9	---	---
2.00 - 2.99%	10,340	4.3	21,109	9.7	26,024	14.2
3.00 - 3.99%	8,313	3.4	16,548	7.6	16,369	8.9
4.00 - 5.99%	3,429	1.4	4,927	2.3	20,252	11.0
6.00 - 7.99%	---	---	---	---	---	---
8.00 - and over	---	---	---	---	---	---
Total certificates of deposit	57,022	23.4	62,074	28.5	62,645	34.1
Total deposits	$243,718	100.0%	$218,045	100.0%	$183,714	100.0%

The following indicates the amount of The Bank of Greene County’s certificates of deposit by time remaining to maturity as of June 30, 2004 and June 30, 2003.

(Dollars in thousands)	3months	3 to 6	7 to 12	Over 12
	Or less	Months	Months	Months	Total

As of June 30, 2004
Certificates of deposit less than $100,000	$10,486	$10,997	$12,665	$15,236	$49,384
Certificates of deposit $100,000 or more	1,967	1,336	1,632	2,703	7,638
Total certificates of deposit	$12,453	$12,333	$14,297	$17,939	$57,022

As of June 30, 2003
Certificates of deposit less than $100,000	$10,019	$11,508	$15,099	$17,351	$53,977
Certificates of deposit $100,000 or more	1,368	1,753	1,832	3,144	8,097
Total certificates of deposit	$11,387	$13,261	$16,931	$20,495	$62,074

The following table sets forth the amount and remaining maturities of The Bank of Greene County’s certificates of deposit accounts at June 30, 2004.

	0.00-	2.00-	3.00-	4.00-		Percent of
	1.99%	2.99%	3.99%	5.99%	Total	Total
(Dollars in thousands)
Certificates of deposit
Maturity in quarter ended:
September 30, 2004	$9,954	$1,134	$1,084	$280	$12,452	21.8%
December 31, 2004	9,137	1,813	1,200	182	12,332	21.6
March 31, 2005	5,027	1,138	1,252	353	7,770	13.6
June 30, 2005	5,112	593	585	236	6,526	11.4
September 30, 2005	3,055	448	751	282	4,536	8.0
December 31, 2005	1,909	733	51	281	2,974	5.2
March 31, 2006	476	1,551	135	---	2,162	3.8
June 30, 2006	260	210	70	366	906	1.6
September 30, 2006	---	388	207	1,435	2,030	3.6
December 31, 2006	---	551	756	6	1,313	2.3
March 31, 2007	---	224	1,066	8	1,298	2.3
June 30, 2007	---	301	662	---	963	1.7
Thereafter	10	1,256	494	---	1,760	3.1
Total	$34,940	$10,340	$8,313	$3,429	$57,022	100.0%

Percent of total	61.3%	18.1%	14.6%	6.0%	100.0%

Borrowed Funds. In the event that The Bank of Greene County requires funds beyond its ability to generate them internally, additional sources of funds are available through the Federal Home Loan Bank (“FHLB”). At June 30, 2004 The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $11,944,950 with the FHLB. Residential mortgages are pledged by The Bank of Greene County as collateral to secure The Bank of Greene County’s line of credit and term borrowing. Interest on the line is determined at the time of borrowing. In addition to the overnight line of credit program, The Bank of Greene County also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates. The advances are collateralized by all of The Bank of Greene County’s stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans, certain multi-family loans and U.S. Government Agency obligations in an aggregate amount equal up to 133% of outstanding advances. The maximum amount that the FHLB will advance to member institutions, including The Bank of Greene County, fluctuates from time to time in accordance with policies of the FHLB.

The following table set forth certain information regarding borrowed funds.

At June 30, 2004:
Amount	Rate	Maturity date
$5,000,000	3.64% - fixed two years, convertible thereafter	10/24/2013
2,500,000	6.82% - fixed	09/02/2004
2,500,000	6.80% - fixed	10/04/2005
$10,000,000

Average daily balance outstanding:      $10,543,836
Maximum amount outstanding during the year            $13,000,000
Weighted average interest rate during the year     4.71%
Weighted average interest at end of year             5.23%

Personnel

As of June 30, 2004, The Bank of Greene County had 85 full-time employees and 10 part-time employees. Greene County Bancorp, Inc. has no employees who are not also Bank employees. A collective bargaining group does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to these entities.

Method of Accounting. For federal income tax purposes, Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank currently report income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing consolidated federal income tax returns. The Small Business Protection Act of 1996 (the “1996 Act”) eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Bad Debt Reserves. Prior to the 1996 Act, The Bank of Greene County was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at The Bank of Greene County’s taxable income. As a result of the 1996 Act, The Bank of Greene County must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Greene County Commercial Bank may opt for the reserve method of accounting for bad debts since it is not a thrift and the assets of the consolidated group are less than $500 million. Greene County Commercial Bank had no reserve established as of June 30, 2004 since it held no loans.

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

At June 30, 2004, The Bank of Greene County’s total federal pre-1988 reserve was approximately $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made. A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

Minimum Tax. The Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount. For all loss years except those originating in 2001 and 2002, net operating losses can offset no more than 90% of AMTI. For loss years originating in 2001 and 2002, an offset 100% of AMTI is permissible. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank have not been subject to the alternative minimum tax and have no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2004, The Bank of Greene County and Greene County Commercial Bank had no net operating loss carry forward for federal income tax purposes.

Corporate Dividends-Received Deduction. Greene County Bancorp, Inc. may exclude from its income 100% of dividends received from The Bank of Greene County as a member of the same affiliated group of corporations. Greene County Bancorp, MHC owns less than 80% of the outstanding Common Stock of Greene County Bancorp, Inc. As such, Greene County Bancorp, MHC is not permitted to file a consolidated federal income tax return with Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

New York State Taxation - General. Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank report income on a combined fiscal year basis to New York State. The New York State franchise tax on banking corporations is imposed in an amount equal to the greater of (a) 7.5% "entire net income" allocable to New York State (b) 3.0% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) $250. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. Greene County Bancorp, MHC files a separate New York State franchise tax return.

Bad Debt Reserves. The Bank of Greene County and Greene County Commercial Bank are allowed to utilize the reserve method of accounting for New York State franchise tax purposes and are required to maintain two reserve accounts: the Reserve for Losses on Nonqualifying Loans (the “NY NQL Reserve”) and the Reserve for Losses on Qualifying Real Property Loans (the “NY QRPL Reserve”). The addition to the NY NQL Reserve must be computed under the “experience method”. The addition to the NY QRPL Reserve may be computed under either the experience method or the “percentage of taxable income method” (the “PTI method”). The deduction under the PTI method is equal to 32.0% of entire net income (before the deduction for the bad debt reserve addition), which must first be allocated to the NY NQL Reserve. The balance, if any, is the allowable addition to the NY QRPL reserve, subject to a limitation based upon 6.0% of Qualifying Real Property Loans (“QRPL”).

Recapture of New York State Bad Debt Reserves. If The Bank of Greene County ceases to qualify as a “thrift institution” (as defined in the New York State tax law), or fails to hold at least 60.0% of its assets in “Qualifying Assets”, it will no longer be entitled to use the reserve method and must recapture into entire net income a portion of its NY QRPL Reserve. The amount subject to recapture is generally equal to the excess of the NY QRPL Reserve over the federal QRPL Reserve as of December 31, 1995. The amount of The Bank of Greene County’s NY QRPL Reserve subject to recapture is approximately $1.8 million at June 30, 2004. Since it is The Bank of Greene County’s intention to continue to qualify as a thrift institution and to meet the 60.0% Qualifying Asset test, a deferred tax liability has not been established for the $89,100 New York State tax that would result from such failure.

Net Operating Loss Deductions. For New York State franchise tax purposes, The Bank of Greene County is not entitled to carry back or forward net operating losses (“NOLs”) incurred in taxable years ending before January 1, 2001. NOLs incurred in taxable years beginning on or after January 1, 2001 can be carried forward to the succeeding 20 taxable years and can not be carried back.

Corporate Dividends-Received Deduction. Similar to the federal rules, Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank file a combined New York State franchise tax report and inter-company dividends will be eliminated. However, Greene County Bancorp, MHC does not own the requisite percentage (generally 80.0% or more) of the common stock of Greene County Bancorp, Inc. necessary to file on a combined basis with Greene County Bancorp, Inc. As long as Greene County Bancorp, MHC owns more than 50.0% of the common stock of Greene County Bancorp, Inc., it is entitled to a full exclusion from taxation of dividend income related to subsidiary capital. Greene County Bancorp, MHC is entitled to a 50.0% dividends-received deduction if it owns 50.0% or less of the common stock of Greene County Bancorp, Inc.

REGULATION

General

The Bank of Greene County and Greene County Commercial Bank are New York-chartered banks and the Federal Deposit Insurance Corporation through the BIF (“Bank Insurance Fund”) insures their deposit accounts up to applicable limits. The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the New York State Banking Department (the “Department”), as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by, the Federal Deposit Insurance Corporation and the Department concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as mutual savings and loan holding companies, are subject to regulation by the Office of Thrift Supervision and are required to file reports with the Office of Thrift Supervision. Any change in such regulations, whether by the Department, the Federal Deposit Insurance Corporation, or the Office of Thrift Supervision could have a material adverse impact on The Bank of Greene County, Greene County Commercial Bank , Greene County Bancorp, Inc., or Greene County Bancorp, MHC.

Certain of the regulatory requirements applicable to The Bank of Greene County, Greene County Commercial Bank, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are referred to below or elsewhere herein.

New York Bank Regulation

Federal Deposit Insurance Corporation regulations and other federal law and regulations limit the exercise by a Federal Deposit Insurance Corporation-insured savings bank of the lending and investment powers under the New York State Banking Law. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an Federal Deposit Insurance Corporation insured state-chartered savings bank have been substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 and Federal Deposit Insurance Corporation regulations issued pursuant thereto.

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

Regulatory Capital Requirements

The Federal Deposit Insurance Corporation has adopted risk-based capital guidelines for banks under their supervision. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank of Greene County is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as The Bank of Greene County’s “risk-based capital ratio”. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide Bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

At June 30, 2004, The Bank of Greene County exceeded all regulatory capital requirements.

Standards for Safety and Soundness

The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement the safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; compensation; fees and benefits. The agencies also adopted additions to the Guidelines, which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by federal law. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

Prompt Corrective Action

The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

Based on the foregoing, The Bank of Greene County is currently classified as a “well capitalized” savings institution.

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

Federal law and Federal Deposit Insurance Corporation regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as The Bank of Greene County, may continue to invest in common or preferred stock listed on a National Securities Exchange or the NASDAQ National Market, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of June 30, 2004, The Bank of Greene County had no securities pursuant to this exception.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding companies of a savings bank and any companies that are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank’s total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

The USA PATRIOT Act

The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including savings banks, like The Bank of Greene County. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Holding Company Regulation

Generally.  Federal law allows a state savings bank, such as The Bank of Greene County that qualifies as a “Qualified Thrift Lender” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act (the “HOLA”). Such election results in its holding company being regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. Greene County Bancorp, Inc. and Greene County Bancorp, MHC have made such election by converting from a Delaware corporation and a New York mutual holding company to a federal corporation and federal mutual holding company, respectively, effective May 15, 2001. Greene County Bancorp, Inc. and Greene County Bancorp, MHC savings and loan holding companies are within the meaning of HOLA. As such, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are registered with the Office of Thrift Supervision and are subject to the Office of Thrift Supervision regulations, examinations, supervisions and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Greene County Bancorp, Inc. and Greene County Bancorp, MHC and any nonsavings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are generally not subject to state business organization law.

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

Mergers and Acquisitions. The HOLA prohibits a savings and loan holding company, including Greene County Bancorp, Inc. and Greene County Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. The HOLA also prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, or from acquiring such an institution or company by merger, consolidation, or purchase or its assets, without the prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire other financial institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the acquirer and the merging institution, the convenience and needs of the community and competitive factors.

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

Payment of Cash Dividends. Office of Thrift Supervision regulations generally do not restrict the ability of a savings and loan holding company to pay dividends. However, federal and state law do impose certain limitations on the payment by The Bank of Greene County, Greene County Bancorp, Inc.’s principal operating subsidiary, of cash dividends to Greene County Bancorp, Inc..

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

Conversion of Greene County Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit Greene County Bancorp, MHC to convert from the mutual to the stock form of ownership (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention to plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Greene County Bancorp, Inc. (the “New Holding Company”), the Greene County Bancorp, MHC’s corporate existence would end, and certain depositors of The Bank of Greene County would receive the right to subscribe for additional shares of the New Holding Company. Based upon the current Office of Thrift Supervision policy, in a Conversion Transaction, each share of Common Stock held by Greene County Bancorp, Inc.’s public stockholders (“Minority Shareholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Shareholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Shareholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

Stock Repurchases. The Office of Thrift Supervision imposes no restrictions on stock repurchases by Greene County Bancorp, Inc.

Qualified Thrift Lender Test. In order for Greene County Bancorp, Inc. to be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), The Bank of Greene County must qualify as a “qualified thrift lender” under Office of Thrift Supervision regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. The Bank of Greene County currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions became effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Community Reinvestment Act

Under the Community Reinvestment Act, as amended, as implemented by Federal Deposit Insurance Corporation regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of a savings institution to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Bank of Greene County’s latest CRA rating was “outstanding”.

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

The Bank of Greene County's NYCRA rating as of its latest examination was “outstanding”.

Federal Home Loan Bank System

The Bank of Greene County is a member of the Federal Home Loan Bank of New York, which is one of 12 regional Federal Home Loan Banks (“FHLB”) that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, The Bank of Greene County is required to purchase and maintain stock in the FHLB of New York. At June 30, 2004, The Bank of Greene County had $1,729,300 of FHLB stock. The dividend rate from FHLB stock was 2.08% at June 30, 2004. No assurance can be given that such dividends will continue in the future at such levels.

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

ITEM 2.    Description of Properties

The Bank of Greene County currently conducts its business through six full-service banking offices. Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Operations Center, 302 Main Street, Catskill, New York. The following table sets forth The Bank of Greene County's offices as of June 30, 2004. The Bank of Greene County’s current facilities are considered by management to be adequate for the needs of The Bank of Greene County and Greene County Bancorp, Inc. in the foreseeable future.

		Original		Net Book Value
	Leased	Year	Date of	Of Property or
	or	Leased or	Lease	Leasehold
Location	Owned	Acquired	Expiration	Improvements
(Dollars in thousands)

Main Office (1)
Main & Church Streets
Catskill, NY 12414	Owned	1963	---	$240

Full Service Branches
Coxsackie Branch
Route 385
West Coxsackie, NY 12051	Owned	1974	---	$107

Cairo Branch
Main Street
Cairo, NY 12413	Owned	1988	---	$346

Greeneville Branch
Route 32
Greeneville, NY 12083	Owned	1997	---	$946

Tannersville Branch
Main Street
Tannersville, NY 12485	Owned	2000	---	$1,243

Westerlo Branch
Routes 141 & 143
Westerlo, NY 12193	Leased	2001	November 30, 2005	$95

Operations Center (1)
302 Main Street
Catskill, NY 12414	Owned	1999	---	$529

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

PART II

ITEM 5.    Market for Common Equity and Related Security Holder Matters

The “Common Stock and Related Matters” section on pages 22 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

There were no sales of unregulated securities during fiscal 2004. There were no repurchases of shares by Greene County Bancorp, Inc. during fiscal year 2004.

ITEM 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The “Management's Discussion and Analysis of Financial Condition and Results of Operations” section on pages 8-23 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.    Financial Statements

The selected financial information for the year ended June 30, 2004 is filed as part of Greene County Bancorp, Inc.’s Annual Report to Shareholders on pages 6-7, and is incorporated herein by reference.

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 8A.    Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.    Other Information

Not applicable.

PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
                                            Exchange Act

The “Proposal I - Election of Directors” section on pages 2-4 of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics that is applicable to the Company’s officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available on the Company’s website at www.thebankofgreenecounty.com. Amendments to and waivers from the Code of Ethics will also be disclosed on the Company’s website.

ITEM 10.    Executive Compensation

The “Proposal I - Election of Directors” section on pages 9 of Greene County Bancorp, Inc.’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section on page 2-4 of Greene County Bancorp, Inc.’s 2004 Proxy Statement is incorporated herein by reference.

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

Set forth below is certain information as of June 30, 2004 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2000 Stock Option Plan	61,662	$8.86	1,899
2000 Recognition and Retention Plan	6,800	—	2,594
Total	68,462	—	4,493

ITEM 12.    Certain Relationships and Related Transactions

The “Transactions with Certain Related Persons” section on page 13 of Greene County Bancorp, Inc.’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows, all of which are included in the Annual Report to Shareholders (Exhibit 13):

(A) Report of Independent Registered Public Accounting Firm - page 24

(B) Consolidated Statements of Financial Condition - page 25

(C) Consolidated Statements of Income - page 26

(D) Consolidated Statements of Comprehensive Income - page 27

(E) Consolidated Statements of Changes in Equity - page 27

(F) Consolidated Statements of Cash Flows - page 28

(G) Notes to Consolidated Financial Statements - pages 29-40

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2004 is not deemed to be filed as part of this report except as expressly provided herein.

(b)     Reports on Form 8-K

                On May 4, 2004, Greene County Bancorp, Inc. filed Form 8-K pursuant to Item 9 “Fair Disclosure” and in satisfaction of Item 12, “Disclosure of Results of Operations and Financial Condition” which announced its earnings for the three and nine months ended March 31, 2004.

(c)     Exhibits

3.1	Certification of Incorporation of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s Registration statement on SB-2, file No. 333-63681 (the “SB-2”)).

3.2	Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

4.0	Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

10.1	Employment Agreement with J. Bruce Whittaker (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

10.2	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

13.0	Annual Report to Shareholders

21.0	Subsidiaries of Greene County Bancorp, Inc.

23.0	Consent of Experts

31.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0     Certification of Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.    Principal Accountant Fees and Services

The “Proposal 2-Ratification of Appointment of Auditors” section on page 14 Greene County Bancorp, Inc.’s 2004 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 27, 2004         By: /s/ J. Bruce Whittaker
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

By:   /s/ Michelle Plummer            By:   /s/ Walter H. Ingalls
         Michelle Plummer                Walter H. Ingalls
         Chief Financial Officer                 Chairman of the Board of Directors

Date: September 27, 2004                      Date: September 27, 2004

By:   /s/ J. Bruce Whittaker              By:   /s/ Charles Schaefer
         J. Bruce Whittaker, President           Charles Schaefer
        Chief Executive Office and Director       Director

Date: September 27, 2004                     Date: September 27, 2004

By:   /s/ Paul Slutzky                       By:   /s/ David H. Jenkins
Paul Slutzky                            David H. Jenkins, DVM
Director                                  Director

Date: September 27, 2004                     Date: September 27, 2004

By:  /s/ Dennis R. O’Grady               By:   /s/ Martin C. Smith
Dennis R. O’Grady                    Martin C. Smith
Director                                  Director

Date: September 27, 2004                     Date: September 27, 2004

EXHIBIT 13
ANNUAL REPORT TO SHAREHOLDERS

EXHIBIT 21

SUBSIDIARIES OF GREENE COUNTY BANCORP, INC.

Company                                                                                                        Percent Owned

The Bank of Greene County            100.0% owned by Greene County Bancorp, Inc.

EXHIBIT 23
CONSENT OF EXPERTS

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-51538) of Greene County Bancorp, Inc. of our report dated September 10, 2004 relating to the financial statements of Greene County Bancorp, Inc., which appears in the Annual Report to Shareholders, which is included in this Form 10-KSB.

/s/ PricewaterhouseCoopers LLP

Albany, New York
September 27, 2004

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

b) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c) disclosed in this annual report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.    The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors:

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

Date:  September 27, 2004                                                 _/s/ J. Bruce Whittaker
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

b) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c) disclosed in this annual report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors:

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

Date: September 27, 2004                                                   /s/ Michelle Plummer
Michelle M. Plummer,
Chief Financial Officer

EXHIBIT 32.0

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, and Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) each certify in his or her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2004 and that to the best of his or her knowledge:

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

Septembe  27, 2004             _/s/ J. Bruce Whittaker__________________
Date                       J. Bruce Whittaker
                       President and Chief Executive Officer

September  27, 2004                   _/s/ Michelle M. Plummer________________
Date                     Michelle M. Plummer
                    Chief Financial Officer