Form 10QSB
period 2004-09-30
GREENE COUNTY BANCORP INC
filed 2004-11-08
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes:   X         No:

As of November 1, 2004, the registrant had 2,152,835 shares of common stock issued at $ .10 par value, and 2,055,703 shares were outstanding.

Transitional Small Business Disclosure
Format: Yes:              No:  X

	GREENE COUNTY BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	5
	* Consolidated Statements of Changes in Shareholders’ Equity	6
	* Consolidated Statements of Cash Flows	7
	* Notes to Consolidated Financial Statements	8-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10-22

Item 3.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

	Signatures	24-28

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Statement of Chief Executive Officer
Exhibit 32.2 906 Statement of Chief Financial Officer
		25 26 27 28

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2004 (unaudited) and June 30, 2004

ASSETS	September 30, 2004	June 30, 2004
Cash and due from banks	$12,762,288	$12,928,596
Federal funds sold	5,340,206	8,489,142
Total cash and cash equivalents	18,102,494	21,417,738

Investment securities, at fair value	103,656,519	104,833,862
Federal Home Loan Bank stock, at cost	1,729,300	1,729,300

Loans	155,098,803	150,463,812
Less: Allowance for loan losses	(1,269,294)	(1,241,091)
Unearned origination fees and costs, net	(257,129)	(285,295)
Net loans receivable	153,572,380	148,937,426

Premises and equipment	5,605,805	5,335,287
Accrued interest receivable	1,591,657	1,553,272
Prepaid expenses and other assets	318,685	674,600
Other real estate owned	97,689	97,689
Total assets	$284,674,529	$284,579,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$37,304,277	$35,644,563
Interest bearing deposits	207,482,031	208,073,613
Total deposits	244,786,308	243,718,176

Borrowings from FHLB	7,500,000	10,000,000
Accrued expenses and other liabilities	1,219,578	942,927
Accrued income taxes	202,324	92,259
Total liabilities	253,708,210	254,753,362

Shareholders’ equity
Preferred stock,
Authorized 1,000,000 shares at September 30, 2004 and June 30, 2004;	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares at September 30, 2004 and June 30, 2004;
Issued: 2,152,835 shares at September 30, 2004 and June 30, 2004;
Outstanding: 2,055,703 shares at September 30, 2004
and 2,054,203 shares at June 30, 2004;	215,284	215,284
Additional paid-in capital	10,205,674	10,151,621
Retained earnings	21,425,461	21,002,589
Accumulated other comprehensive income	433,485	(183,422)
Less: Treasury stock (shares at cost) 97,132 shares at September 30, 2004,
and 98,632 shares at June 30, 2004	(1,040,841)	(1,056,906)
Unearned stock-based compensation	(26,212)	(39,319)
Unearned ESOP shares (at cost) 33,038 at September 30, 2004,
and 33,038 at June 30, 2004	(246,532)	(264,035)
Total shareholders’ equity	30,966,319	29,825,812
Total liabilities and shareholders’ equity	$284,674,529	$284,579,174

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Interest income:
Loans	$2,461,108	$2,350,207
Investment securities	267,720	335,019
Mortgage-backed securities	518,264	383,731
Tax free securities	213,650	138,452
Interest bearing deposits and federal funds sold	46,675	30,920
Total interest income	3,507,417	3,238,329

Interest expense:
Interest on deposits	693,029	771,207
Interest on borrowings	118,592	97,545
Total interest expense	811,621	868,752

Net interest income	2,695,796	2,369,577

Less: Provision for loan losses	43,829	45,000

Net interest income after provision for loan losses	2,651,967	2,324,577

Noninterest income:
Service charges on deposit accounts	436,811	405,163
Other operating income	247,241	271,261
Total noninterest income	684,052	676,424

Noninterest expense:
Salaries and employee benefits	1,204,225	1,042,943
Occupancy expense	115,694	107,283
Equipment and furniture expense	156,372	140,118
Service and data processing fees	279,252	230,637
Office supplies	29,461	20,539
Other	424,495	441,169
Total noninterest expense	2,209,499	1,982,689

Income before provision for income taxes	1,126,520	1,018,312

Provision for income taxes	322,000	331,000

Net income	$804,520	$687,312

Basic EPS	$0.39	$0.34
Basic shares outstanding	2,054,927	2,000,450

Diluted EPS	$0.38	$0.33
Diluted average shares outstanding	2,104,590	2,058,837

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

Net income	$804,520	$687,312

Other comprehensive income:

Unrealized holding gains (losses) arising during the three months ended September 30, 2004 and 2003, net of
tax (expense)/benefit of $(393,586) and $483,938, respectively.	616,907	(665,906)

Total other comprehensive income	616,907	(665,906)

Comprehensive income	$1,421,427	$21,406

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2004 and 2003
(Unaudited)

Accumulated
		Additional		Other	Unearned		Unearned	Total
	Capital	Paid - In	Retained	Comprehensive	Stock-based	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Compensation	Stock	Shares	Equity

Balance at
June 30, 2003	$215,284	$10,092,353	$18,777,623	$1,664,585	($96,941)	($1,192,535)	($335,504)	$29,124,865

ESOP shares earned		27,342					18,139	45,481

Stock-based compensation earned					14,254			14,254

Dividends paid			(325,478)					(325,478)

Net income			687,312					687,312

Change in unrealized gain, net				(665,906)				(665,906)
Balance at
September 30, 2003	$215,284	$10,119,695	$19,139,457	$998,679	($82,687)	($1,192,535)	($317,365)	$28,880,528

Balance at
June 30, 2004	$215,284	$10,151,621	$21,002,589	$(183,422)	($39,319)	($1,056,906)	($264,035)	$29,825,812

ESOP shares earned		42,518					17,503	60,021

Options exercised		11,535				16,065		27,600

Stock-based compensation earned					13,107			13,107

Dividends paid			(381,648)					(381,648)

Net income			804,520					804,520

Change in unrealized gain, net				616,907				616,907

Balance at
September 30, 2004	$215,284	$10,205,674	$21,425,461	$433,485	($26,212)	($1,040,841)	($246,532)	$30,966,319

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net Income	$804,520	$687,312
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	151,000	127,800
Net amortization of premium	315,673	381,727
Provision for loan losses	43,829	45,000
ESOP and other stock-based compensation earned	73,128	59,735
Gain on sale of other real estate	---	(1,535)
Net increase in accrued income taxes	110,066	77,718
Net (increase) decrease in accrued interest receivable	(38,385)	56,141
Net decrease in prepaid and other assets	79,351	74,988
Net increase in other liabilities	159,627	110,345
Net cash provided by operating activities	1,698,809	1,619,231

Cash flows from investing activities:
Proceeds from maturities and calls of securities	4,622,341	3,214,528
Purchases of securities and other investments	(4,441,762)	(1,541,199)
Principal payments on securities	410,868	1,600,117
Principal payments on mortgage-backed securities	2,324,343	4,267,395
Purchases of mortgage-backed securities	(1,043,626)	(7,039,240)
Net increase in loans receivable	(4,678,783)	(2,020,406)
Proceeds from the sale of other real estate	---	56,660
Purchases of premises and equipment	(421,518)	(26,149)
Net cash used in investing activities	(3,228,137)	(1,488,294)

Cash flows from financing activities:
Net borrowings from / (payments to) FHLB	(2,500,000)	---
Dividends paid	(381,648)	(325,478)
Proceeds from issuance of stock options	27,600	---
Net increase in deposits	1,068,132	3,065,336
Net cash (used in)/provided by financing activities	(1,785,916)	2,739,858

Net (decrease) increase in cash and cash equivalents	(3,315,244)	2,870,795

Cash and cash equivalents at beginning of period	21,417,738	16,918,266

Cash and cash equivalents at end of period	$18,102,494	$19,789,061
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2004 and 2003

(1)     Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2004 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and its subsidiary, Greene County Commercial Bank at June 30, 2004. The consolidated financial statements at and for the three months ended September 30, 2004 and 2003 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2004, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2005.

CRITICAL ACCOUNTING POLICY

Greene County Bancorp, Inc.’s critical accounting policy relates to the allowance for loan losses (the “Allowance”). It is based on management’s opinion of an amount that is intended to absorb losses in the existing portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance for loan losses. However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

(2)     Nature of Operations
(2)  Nature of Operation
The Bank of Greene County has six full-service offices and an operations center located in its market area consisting of Greene County and southern Albany County, New York. The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds in loans and investment securities. During the quarter ended June 30, 2004, The Bank of Greene County opened a limited purpose commercial bank subsidiary the purpose of which is to serve local municipalities.

(3)     Use of Estimates
(3)  Use of Estimates(2)  Nature of Operations
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of other real estate owned (“OREO”).
(4)  Earnings Per Share
(4)     Earnings Per Share
(3)  Use of Estimates(2)  Nature of Operations
Basic earnings per share (“EPS”) on common stock are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive instruments (such as stock options and unvested restricted stock) became vested and (in the case of stock options) exercised during the period. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Three Months Ended

September 30, 2004:	$804,520
Basic EPS		2,054,927	$0.39
Diluted EPS		2,104,590	$0.38

September 30, 2003:	$687,312
Basic EPS		2,000,450	$0.34
Diluted EPS		2,058,837	$0.33

(5)  Dividends

(5)     Dividends
The Board of Directors declared a semi-annual $0.42 per share cash dividend on July 21, 2004, for shareholders of record August 15, 2004, payable September 1, 2004. The dividend reflected an annual cash dividend rate of $0.84 per share, which represented an increase from the previous annual cash dividend rate of $0.80 per share. The increase in the dividend paid out was a result of improved earnings as well as the waiver of such dividends by Greene County Bancorp, MHC, the Company’s mutual holding company.

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

(7)     Impact of Recent Accounting Pronouncements

There were no new accounting pronouncements issued that would have a potential impact on the Company’s financial statements for the quarter ended September 30, 2004.

(8)     Stock-Based Compensation

At September 30, 2004, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the financial statements and notes thereto for the year ended June 30, 2004. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123.  No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	September 30,

	2004	2003

Net income, as reported	$804,520	$687,312

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effects	6,919	8,452

Pro forma net income	$797,601	$678,860

Earnings per share:

Basic - as reported	$0.39	$0.34
Basic - pro forma	$0.39	$0.34

Diluted - as reported	$0.38	$0.33
Diluted - pro forma	$0.38	$0.33

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

Special Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements. Greene County Bancorp, Inc. desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in this Management’s Discussion and Analysis and elsewhere in this quarterly report, describe future plans or strategies and include Greene County Bancorp, Inc.’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements. Greene County Bancorp, Inc.’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors that could affect actual results include but are not limited to:
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

Comparison of Financial Condition as of September 30, 2004 and June 30, 2004

ASSETS

Total assets of the Company increased to $284.7 million at September 30, 2004 up from $284.6 million at June 30, 2004. The asset composition shifted toward loans which amounted to $155.1 million, or 54.5% of total assets at September 30, 2004, as compared to $150.5 million, or 52.9% of total assets at June 30, 2004. The asset composition shifted away from cash and cash equivalents which represented $18.1 million or 6.4% of total assets at September 30, 2004 as compared to $21.4 million or 7.5 % of total assets at June 30, 2004.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased to $18.1 million at September 30, 2004 as compared to $21.4 million at June 30, 2004, a decrease of $3.3 million or 15.4%. Cash, such as vault cash and balances with correspondent banks, remained consistent at approximately $12.8 million at September 30, 2004 and June 30, 2004. Federal funds sold decreased to $5.3 million at September 30, 2004 as compared to $8.5 million at June 30, 2004, a decrease of $3.2 million or 37.6%. The decrease was the result of paying down borrowings by $2.5 million and funding tax escrow payments which amounted to approximately $3.0 million paid out the last several days of September 2004.

INVESTMENT SECURITIES

Investment securities decreased to $103.7 million at September 30, 2004 as compared to $104.8 million at June 30, 2004, a decrease of $1.1 million, or 1.0%. The decrease was the result of $4.6 million in matured or called securities for the quarter ended September 30, 2004. Principal payments on investment securities amounted to $2.7 million during the quarter ended September 30, 2004, including $2.3 million in principal payments on mortgage-backed securities. Maturities and principal pay-downs were offset by purchases of $5.5 million in investment securities, including $1.0 million in mortgage-backed securities. The market value of the portfolio shifted to a net unrealized gain position of $0.7 million at September 30, 2004 from an unrealized loss position of $0.3 million at June 30, 2004. The new purchases along with the slightly lower long-term interest rate environment have helped enhanced the market value of the portfolio. The majority of the maturities during the quarter were U.S. government agencies shifting the portfolio composition away from U.S. government agencies and more significantly toward mortgage-backed securities. The Company continued to invest in locally generated municipal securities contributing to the increase of $2.5 million in state and political subdivision securities during the quarter ended September 30, 2004.

(Dollars rounded to nearest thousand)	Market value at Sept. 30, 2004	Percentage of portfolio	Market value at June 30, 2004	Percentage of portfolio

U.S. government agencies	$6,092	5.9%	$9,108	8.7%
State and political subdivisions	25,083	24.2	22,584	21.5
Mortgage-backed securities	62,131	59.9	61,175	58.4
Asset-backed securities	177	0.2	195	0.2
Corporate debt securities	8,791	8.5	10,379	9.9
Total debt securities	102,274	98.7	103,441	98.7

Equity securities and other	1,383	1.3	1,393	1.3

Total available-for-sale securities	$103,657	100.0%	$104,834	100.0%

LOANS

Net loans receivable increased to $153.6 million at September 30, 2004 from $148.9 million at June 30, 2004, an increase of $4.7 million, or 3.2%. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Merger activity of local competition also appears to have helped with loan growth and demand. Loan modifications and refinancing have slowed significantly during the quarter ended September 30, 2004. As a result of these changes, the residential mortgage portfolio increased by $4.9 million and the home equity portfolio increased by $0.6 million during the quarter. It appears consumers continue to use the equity in their homes to fund financing needs for some activities where in the past an installment loan may have been the choice. The low financing options from auto makers continued to cut into the Bank’s automobile loan generation.

(Dollars rounded to nearest thousand)	At Sept. 30, 2004	Percentage of portfolio	At June 30, 2004	Percentage of portfolio

Real estate mortgages
Residential	$117,852	76.0%	$112,949	75.1%
Commercial	14,908	9.6	14,815	9.8
Home equity loans	10,946	7.1	10,333	6.9
Commercial loans	7,035	4.5	7,822	5.2
Installment loans	3,803	2.4	3,988	2.6
Passbook loans	555	0.4	557	0.4
Total loans	$155,099	100.0%	$150,464	100.0%
Less: Allowance for loan losses	(1,269)		(1,241)
Unearned origination fees and costs, net	(257)		(285)
Net loans receivable	$153,573		$148,938

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. The level of the provision for the quarter ended September 30, 2004, was driven by the continued strong asset quality and the level of charge-offs associated with the overdraft protection program. Various regulatory agencies issued guidance recommending banks include the charged off account balances associated with such program in the evaluation of the allowance for loan loss. The Company has implemented this guidance previously these charge-offs were included with other operating expenses as other losses associated with customer accounts. The charged off amount does not include associated fees which would have been collected. Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Allowance for loan losses	Quarter ended	Quarter ended
	September 30, 2004	September 30, 2003
Balance at the beginning of the period	$1,241,091	$1,163,825
Charge-offs:
Installment loans to individuals	5,582	11,263
Overdraft protection	13,829	---
Total loans charged off	19,411	11,263

Recoveries:
Home equity	---	2,791
Installment loans to individuals	3,785	21,006
Total recoveries	3,785	23,797

Net charge-offs	15,626	(12,534)

Provisions charged to operations	43,829	45,000
Balance at the end of the period	$1,269,294	$1,221,359

Ratio of net charge-offs to average loans outstanding	0.01%	(0.01)%
Ratio of net charge-offs to nonperforming assets	3.88%	(5.61)%
Allowance for loan loss to nonperforming loans	416.61%	546.20%
Allowance for loan loss to net loans receivable	0.82%	0.91%

Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered a nonperforming asset. The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2004 or June 30, 2004.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At September 30, 2004	At June 30, 2004

Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$267,602	$268,138
Commercial mortgage loans	---	---
Home equity	26,993	67,795
Commercial loans	---	---
Installment loans to individuals	10,074	4,782

Total nonaccruing loans	304,669	340,715

Real Estate Owned:
Residential mortgages loans (one- to four-family)	97,689	97,689

Total real estate owned	97,689	97,689

Total nonperforming assets	$402,358	$438,404

Total nonperforming assets as a percentage of total assets	0.14%	0.15%

Total nonperforming loans to total loans	0.20%	0.23%

At September 30, 2004, gross interest income of $12,800 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent at September 30, 2004.

DEPOSITS

Total deposits increased to $244.8 million at September 30, 2004 from $243.7 million at June 30, 2004, an increase of $1.1 million, or 0.5%. The composition of the deposit portfolio shifted toward noninterest bearing deposits which increased $1.7 million or 4.6% between June 30, 2004 and September 30, 2004 contributing to the improvement in net interest spread and margin. Marketing efforts to attract noninterest bearing deposits including free gift offers and emphasis on attracting commercial checking accounts continued to be successful. Saving deposits declined by $2.2 million due to the payment of property tax escrow accounts. Greene County Commercial Bank’s deposits grew by approximately $1.0 million in short-term certificates of deposit between June 30, 2004 and September 30, 2004.

(Dollars rounded to nearest thousand)	At Sept. 30, 2004	Percentage Of portfolio	At June 30, 2004	Percentage of portfolio

Noninterest bearing deposits	$37,304	15.2%	$35,645	14.6%
Certificates of deposit	56,749	23.2	57,022	23.4
Savings deposits	94,738	38.7	96,950	39.8
Money market deposits	34,221	14.0	33,867	13.9
NOW deposits	21,774	8.9	20,234	8.3
Total deposits	$244,786	100.0%	$243,718	100.0%

BORROWINGS

At September 30, 2004, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date
$5,000,000	3.64% -Fixed two years, convertible thereafter	10/24/2013
2,500,000	6.80% -Fixed	10/04/2005
$7,500,000

The $5.0 million borrowing is convertible given certain criteria including three-month LIBOR of at least 7.5%.

EQUITY

The primary changes in equity included changes in retained earnings and accumulated comprehensive income. Retained earnings was affected by net income of $805,000 and partially offset by dividends paid of $382,000. Accumulated comprehensive income was affected by a shift in the available-for-sale portfolio from a net unrealized loss position of $183,000 to an unrealized gain position of $433,000, net of tax. Treasury stock decreased by $16,000 due to the exercise of 1,500 options under the 2000 Stock Option Plan reducing the number of shares held in treasury to 97,132 shares.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarter ended September 30, 2004 and 2003. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. For the quarter ended September 30, 2004 and 2003, average balances were based on daily averages, except for deposit accounts which were based on weekly averages. Interest and balances of nonaccrual loans and certain deferred origination fees and costs have been excluded from the average loan balances and yield calculations in these tables.

(Dollars in thousands)	2004	2004	2004	2003	2003	2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$151,189	$2,461	6.51%	$133,941	$2,350	7.02%
Investment securities[2]	104,759	989	3.78	100,524	857	3.41
Federal funds	10,559	39	1.48	9,887	26	1.05
Interest bearing bank balances	2,387	7	1.17	1,114	5	1.80
FHLB stock	1,729	11	2.54	1,361	---	0.00
Total interest earning assets	270,623	3,507	5.18	246,827	3,238	5.25

Interest bearing liabilities:
Savings and money market deposits	126,634	372	1.18	116,562	342	1.17
Demand and NOW deposits	52,492	25	0.19	44,798	23	0.21
Certificates of deposit	57,685	295	2.05	61,571	407	2.64
Borrowings	10,286	119	4.63	8,000	97	4.85
Total interest bearing liabilities	$247,097	$811	1.31%	$230,931	$869	1.51%

Net interest income		$2,696			$2,369

Net interest rate spread			3.87%			3.74%

Net interest margin			3.98%			3.84%

Average interest earning assets to
average interest bearing liabilities			109.52%			106.88%

1Calculated net of deferred loan fees and costs, loan discounts, loans in process and loan loss reserves.
2Includes tax-free securities, mortgage-backed securities and asset-backed securities.

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

	Three Months Ended September 30,
(Dollars in thousands)	2004 versus 2003

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$255	$(144)	$111
Investment securities[2]	37	95	132
Federal funds	2	11	13
Interest-bearing bank balances	3	(1)	2
FHLB stock	0	11	11
Total interest-earning assets	297	(28)	269

Interest-bearing liabilities:
Savings deposits	27	3	30
Demand and NOW deposits	4	(2)	2
Certificates of deposit	(25)	(87)	(112)
Borrowings	26	(4)	22
Total interest-bearing liabilities	32	(90)	(58)
Net interest income	$265	$62	$327

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets increased to 1.12% for the quarter ended September 30, 2004 as compared to 1.06% for the quarter ended September 30, 2003. Return on average equity increased to 10.58% for the quarter ended September 30, 2004 as compared to 9.61% for the quarter ended September 30, 2003. The improvement in return on average assets and return on average equity was primarily the result of improved net interest income. Net income amounted to $805,000 for the quarter ended September 30, 2004 as compared to $687,000, an increase of $118,000 or 17.2%. Average assets increased $27.0 million, or 10.4% to $286.9 million for the quarter ended September 30, 2004 as compared to $259.9 million for the quarter ended September 30, 2003. Average equity increased $1.4 million, or 4.8% to $30.4 million for the quarter ended September 30, 2004 as compared to $29.0 million for the quarter ended September 30, 2003. As illustrated, net income increased more significantly than average assets and average equity causing improvement in return on average assets and return on average equity.

INTEREST INCOME

Interest income amounted to $3.5 million for the quarter ended September 30, 2004 as compared to $3.2 million for the quarter ended September 30, 2003, an increase of $0.3 million or 9.4%. The growth in average interest earning assets had the greatest impact on net interest income as illustrated in the rate/volume table above. Average interest earning assets amounted to $270.6 million for the quarter ended September 30, 2004 as compared to $246.8 million for the quarter ended September 30, 2003, an increase of $23.8 million or 9.6%. However, the yield on such assets decreased by 7 basis points to 5.18% for the quarter ended September 30, 2004 as compared to 5.25% for the quarter ended September 30, 2003. Interest earned on investment securities impacted overall interest income the most and was driven by an increase in the average yield of such assets. The average balance of investment securities increased $4.2 million when comparing the quarters ended September 30, 2004 and 2003, and the yield on such investments increased 37 basis points, primarily due to the higher short term interest rate environment during the third calendar quarter of 2004. The interest earned on loans also significantly impacted overall interest earned. Average loans increased $17.3 million to $151.2 million for the quarter ended September 30, 2004 as compared to $133.9 million for the quarter ended September 30, 2003. The average yield on such loans decreased 51 basis points to 6.51% for the quarter ended September 30, 2004 compared to 7.02% for the quarter ended September 30, 2003. It should be noted that during the quarter ended September 30, 2003, the FHLB of New York did not pay a dividend on its stock due to a loss it incurred on some investments. The dividend was restored during the quarter ended December 31, 2003 although at a significantly lower rate than the historical rate paid by the FHLB. Membership in FHLB of New York is an important source of liquidity for The Bank of Greene County and the investment in stock is based on the asset size of the Bank and it is not marketable.

INTEREST EXPENSE

Interest expense amounted to $812,000 for the quarter ended September 30, 2004 as compared to $869,000 for the quarter ended September 30, 2003, a decrease of $57,000. The average balance of interest bearing liabilities amounted to $247.1 million and the average rate decreased to 1.31% for the quarter ended September 30, 2004 as compared to an average balance of $230.9 million with an average rate of 1.51% for the quarter ended September 30, 2003, an increase in average interest bearing liabilities of $16.2 million and a decrease in average rate of 20 basis points. The average rate paid on certificates of deposits had the most significant impact on the overall rate of interest bearing liabilities. The average rate on certificates of deposits decreased 59 basis points to 2.05% for the quarter ended September 30, 2004 as compared to 2.64% for the quarter ended September 30, 2003. The average balances of such certificates of deposit decreased by $3.9 million due primarily to the continued low interest rate environment. The shift in the deposit portfolio to more noninterest bearing deposits also contributed to lower interest expense. Noninterest bearing deposits represented $37.3 million or 15.2% of deposits at September 30, 2004 as compared to $27.1 million or 12.3% of deposits at September 30, 2003.

Interest expense on borrowings amounted to $119,000 for the quarter ended September 30, 2004 on an average balance of $10.3 million resulting in an average rate of 4.63% as compared to $98,000 for the quarter ended September 30, 2003 on an average balance of $8.0 million resulting in an average rate of 4.85%. The decrease in average rate of 22 basis points was offset by an increase in average balance of $2.3 million when comparing the quarters ended September 30, 2004 and 2003. The pay off of $2.5 million in borrowings at the beginning of September 2004 which carried a rate of 6.82% helped to reduce the overall average rate paid on such borrowings and should continue to reduce the interest expense on borrowings in the next quarter.

Due to the large portion of fixed rate residential mortgages in the Company’s asset portfolio, interest rate risk is a concern and the Company will continue to monitor the situation and attempt to adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of a rising rate environment. Management attempts to mitigate the interest rate risk through balance sheet composition. Several strategies are used to help manage interest rate risk such as maintaining a high level of liquid assets such as short-term federal funds sold and various investment securities; and maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits.

NET INTEREST INCOME

Net interest income increased to $2.7 million for the quarter ended September 30, 2004 as compared to $2.4 million for the quarter ended September 30, 2003, an improvement of $0.3 million, or 12.5%. Net interest spread increased to 3.87% as compared to 3.74%, an increase of 13 basis points, when comparing the quarters ended September 30, 2004 and September 30, 2003. Net interest margin increased 14 basis points to 3.98% for the quarter ended September 30, 2004 as compared to 3.84% for the quarter ended September 30, 2003. The growth in interest earning assets of $23.8 million out paced the growth in interest bearing liabilities of $16.2 million when comparing the quarters ended September 30, 2004 and 2003. As previously stated, the growth in noninterest bearing liabilities contributed to these positive results and the lower rate paid on certificates of deposit also assisted in improved net interest spread and margin. The declining yield on loans partially offset these savings.

Due to the large level of long term fixed rate loans, The Bank of Greene County may experience compression of net interest margin and spread in a rising rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $44,000 for the quarter ended September 30, 2004 and $45,000 for the quarter ended September 30, 2003. The level of provision for loan losses was largely impacted by the asset quality of the overall loan portfolio, which continued to remain strong. Nonperforming assets to total assets amounted to 0.14% and nonperforming loans to total loans amounted to 0.20% at September 30, 2004. The collateral associated with the residential mortgages and home equities classified as nonaccrual was deemed sufficient and the amount of individual loans classified as nonaccrual was insignificant at $10,000. During the quarter ended September 30, 2004, The Bank of Greene County began including charge-offs associated with the Overdraft Protection Program in the analysis of the allowance for loan loss, which contributed about $14,000 to the level of the provision.

NONINTEREST INCOME

Noninterest income increased to $684,000 for the quarter ended September 30, 2004 as compared to $676,000 for the quarter ended September 30, 2003, an increase of $8,000 or 1.2%. Noninterest income associated with service charges increased as a result of an increase in the number of accounts. The Company has had success in its new investment services business offered through “Investors Marketplace” which has helped offset a decline in the recognition of fees associated with refinancing activities.

NONINTEREST EXPENSE

Noninterest expense increased to $2.2 million from $2.0 million, an increase of $0.2 million or 10.0% when comparing the quarters ended September 30, 2004 and 2003. Increases in salaries and benefits amounted to $161,000 and resulted from the addition of several new positions including additional marketing and computer technology staff, as well as annual salary, medical benefit and retirement expense increases. Occupancy expense increased $8,400 as a result of higher real estate taxes and routine maintenance expenses. Furniture and equipment expense increased $16,000 primarily due to depreciation expense associated with new computer equipment for contingency purposes, system upgrades and furniture improvements in the Catskill Office. The expense for service and data processing of accounts was driven by the increased number of accounts as well as expenses for ATM upgrades which resulted in an increase of $49,000 comparing with the same quarter of the prior year. Office supply expense increased approximately $9,000 when comparing the quarters ended September 30, 2004 and 2003 due to some inventory replacement and routine expenditures.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. The effective tax rate decreased to 28.6% for the quarter ended September 30, 2004 as compared to 32.5% for the quarter ended September 30, 2003, primarily due to the portion of income derived from state and municipal securities. There were no significant changes in activity that would affect the overall tax rate between periods.

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

The low market interest rate environment had helped to improve the net interest spread and margin in recent quarters; however, an increasing or flat market interest rate environment is expected to have the reverse effect, especially in the case of a rapidly increasing interest rate environment.

Mortgage loan commitments totaled $2.7 million at September 30, 2004. The unused portion of overdraft lines of credit amounted to $0.6 million, the unused portion of home equity lines of credit amounted to $3.8 million, and the unused portion of commercial lines of credit amounted to $3.3 million at September 30, 2004. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from FHLBNY.

During the current fiscal year, The Bank of Greene County is anticipating relocating the Cairo and Coxsackie branches in order to better service our customers. Due to the tremendous retail and commercial deposit growth experienced by the Company in the last several years, which is expected to continue, these branch facilities have been outgrown. It is expected that the Company will have sufficient cash or other means of liquidity to fund these projects.

The Bank of Greene County met all regulatory capital requirements at September 30, 2004 and June 30, 2004. Consolidated shareholders’ equity represented 10.88 % of total assets at September 30, 2004 and 10.48% of total assets of June 30, 2004.

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

Item 2.    Changes in Securities and Use of Proceeds
        During the quarter ended September 30, 2004, no purchases of registrant’s equity securities were completed by the registrant or any affiliate.

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
-A current report on Form 8-K was filed with the SEC on July 22, 2004 announcing the declaration of the semi-annual dividend to be paid on September 1, 2004.
-A current report on Form 8-K was file with the SEC on July 22, 2004 announcing the addition of Arthur Place, CPA to the Board of Directors.
-A current report on Form 8-K was filed on August 2, 2004 to report fiscal year end earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: November 5, 2004

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: November 5, 2004

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

Date:  November 5, 2004                                                      _/s/ J. Bruce Whittaker
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

Date: November 5, 2004                                                         /s/ Michelle Plummer
                                                                                                                     Michelle M. Plummer,
     Chief Financial Officer

EXHIBIT 32.1
Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2004 and that to the best of his knowledge:

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

Date: November 5, 2004                                                      _/s/ J. Bruce Whittaker
  J. Bruce Whittaker, President and
  Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2004 and that to the best of her knowledge:

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

Date: November 5, 2004                                                         /s/ Michelle Plummer
     Michelle M. Plummer,
     Chief Financial Officer