Form 10QSB
period 2004-12-31
GREENE COUNTY BANCORP INC
filed 2005-02-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Yes:   X        No:

As of February 10, 2005, the registrant had 2,152,835 shares of common stock issued at $ .10 par value, and 2,057,403 shares were outstanding.

Transitional Small Business Disclosure
Format: Yes:            No:   X

	GREENE COUNTY BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12-26

Item 3.	Controls and Procedures	26-27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

	Signatures	29-33

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Statement of Chief Executive Officer
Exhibit 32.2 906 Statement of Chief Financial Officer
		30 31 32 33

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2004 (unaudited) and June 30, 2004

ASSETS	December 31, 2004	June 30, 2004
Cash and due from banks	$11,905,959	$12,928,596
Federal funds sold	8,551,130	8,489,142
Total cash and cash equivalents	20,457,089	21,417,738

Investment securities, at fair value	102,387,229	104,833,862
Federal Home Loan Bank stock, at cost	1,729,300	1,729,300

Loans	156,236,778	150,463,812
Less: Allowance for loan losses	(1,281,732)	(1,241,091)
Unearned origination fees and costs, net	(219,646)	(285,295)
Net loans receivable	154,735,400	148,937,426

Premises and equipment	5,984,135	5,335,287
Accrued interest receivable	1,623,017	1,553,272
Prepaid expenses and other assets	476,459	674,600
Other real estate owned	---	97,689
Total assets	$287,392,629	$284,579,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$36,626,726	$35,644,563
Interest bearing deposits	210,694,484	208,073,613
Total deposits	247,321,210	243,718,176

Borrowings from FHLB	7,500,000	10,000,000
Accrued expenses and other liabilities	860,050	942,927
Accrued income taxes	34,426	92,259
Total liabilities	255,715,686	254,753,362

Shareholders’ equity
Preferred stock,
Authorized 1,000,000 shares at December 31, 2004 and June 30, 2004;	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares at December 31, 2004 and June 30, 2004;
Issued: 2,152,835 shares at December 31, 2004 and June 30, 2004;
Outstanding: 2,057,043 shares at December 31, 2004
and 2,054,203 shares at June 30, 2004;	215,284	215,284
Additional paid-in capital	10,242,913	10,151,621
Retained earnings	22,229,605	21,002,589
Accumulated other comprehensive income	258,457	(183,422)
Less: Treasury stock (shares at cost) 95,792 shares at December 31, 2004,
and 98,632 shares at June 30, 2004	(1,026,482)	(1,056,906)
Unearned stock-based compensation	(13,106)	(39,319)
Unearned ESOP shares (at cost) 25,601 at December 31, 2004,
and 33,038 at June 30, 2004	(229,728)	(264,035)
Total shareholders’ equity	31,676,943	29,825,812
Total liabilities and shareholders’ equity	$287,392,629	$284,579,174

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2004 and 2003
(Unaudited)

	2004	2003
Interest income:
Loans	$4,968,080	$4,692,424
Investment securities	481,308	635,024
Mortgage-backed securities	1,028,221	902,122
Tax free securities	431,925	309,014
Interest bearing deposits and federal funds sold	112,881	62,845
Total interest income	7,022,415	6,601,429

Interest expense:
Interest on deposits	1,397,500	1,495,879
Interest on borrowings	207,835	229,974
Total interest expense	1,605,335	1,725,853

Net interest income	5,417,080	4,875,576

Less: Provision for loan losses	70,503	45,000

Net interest income after provision for loan losses	5,346,577	4,830,576

Noninterest income:
Service charges on deposit accounts	883,200	848,795
Other operating income	507,185	476,966
Total noninterest income	1,390,385	1,325,761

Noninterest expense:
Salaries and employee benefits	2,459,168	2,121,981
Occupancy expense	230,861	210,632
Equipment and furniture expense	324,403	280,845
Service and data processing fees	555,068	489,584
Office supplies	58,295	49,535
Other	854,703	920,012
Total noninterest expense	4,482,498	4,072,589

Income before provision for income taxes	2,254,464	2,083,748

Provision for income taxes	645,800	642,100

Net income	$1,608,664	$1,441,648

Basic EPS	$0.78	$0.72
Basic shares outstanding	2,056,804	2,001,796

Diluted EPS	$0.76	$0.70
Diluted average shares outstanding	2,105,722	2,058,327

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2004 and 2003
(Unaudited)

	2004	2003
Interest income:
Loans	$2,506,972	$2,342,217
Investment securities	213,588	300,005
Mortgage-backed securities	509,957	518,391
Tax free securities	218,275	170,562
Interest bearing deposits and federal funds sold	66,206	31,925
Total interest income	3,514,998	3,363,100

Interest expense:
Interest on deposits	704,471	724,672
Interest on borrowings	89,243	132,429
Total interest expense	793,714	857,101

Net interest income	2,721,284	2,505,999

Less: Provision for loan losses	26,674	---

Net interest income after provision for loan losses	2,694,610	2,505,999

Noninterest income:
Service charges on deposit accounts	446,389	443,632
Other operating income	259,944	205,705
Total noninterest income	706,333	649,337

Noninterest expense:
Salaries and employee benefits	1,254,943	1,079,038
Occupancy expense	115,167	103,349
Equipment and furniture expense	168,031	140,727
Service and data processing fees	275,816	258,947
Office supplies	28,834	28,996
Other	430,208	478,843
Total noninterest expense	2,272,999	2,089,900

Income before provision for income taxes	1,127,944	1,065,436

Provision for income taxes	323,800	311,100

Net income	$804,144	$754,336

Basic EPS	$0.39	$0.38
Basic shares outstanding	2,058,693	2,003,134

Diluted EPS	$0.38	$0.37
Diluted average shares outstanding	2,107,304	2,061,378

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2004 and 2003
(Unaudited)

	2004	2003

Net income	$1,608,664	$1,441,648

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during the six months ended December 31, 2004 and 2003, net of
tax expense/(benefit) of $281,919 and $(634,115), respectively.	441,879	(951,172)

Total other comprehensive income (loss)	441,879	(951,172)

Comprehensive income	$2,050,543	$490,476

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2004 and 2003
(Unaudited)

	2004	2003

Net income	$804,144	$754,336

Other comprehensive loss:

Unrealized holding losses arising during the three months
ended December 31, 2004 and 2003, net of
tax benefit of $111,667 and $150,177, respectively.	(175,028)	(285,266)

Total other comprehensive loss	(175,028)	(285,266)

Comprehensive income	$629,116	$469,070

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2004 and 2003
(Unaudited)

Accumulated
		Additional		Other	Unearned		Unearned	Total
	Capital	Paid - In	Retained	Comprehensive	Stock-based	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Compensation	Stock	Shares	Equity

Balance at
June 30, 2003	$215,284	$10,092,353	$18,777,623	$1,664,585	($96,941)	($1,192,535)	($335,504)	$29,124,865

ESOP shares earned		78,975					36,464	115,439

Options exercised		(757)				12,798		12,041

Stock-based compensation earned					28,507			28,507

Dividends paid			(325,248)					(325,248)

Net income			1,441,648					1,441,648

Change in unrealized gain, net				(951,172)				(951,172)
Balance at
December 31, 2003	$215,284	$10,170,571	$19,894,023	$713,413	($68,434)	($1,179,737)	($299,040)	$29,446,080

Balance at
June 30, 2004	$215,284	$10,151,621	$21,002,589	$(183,422)	($39,319)	($1,056,906)	($264,035)	$29,825,812

ESOP shares earned		83,564					34,307	117,871

Options exercised		7,728				30,424		38,152

Stock-based compensation earned					26,213			26,213

Dividends paid			(381,648)					(381,648)

Net income			1,608,664					1,608,664

Change in unrealized gain, net				441,879				441,879

Balance at
December 31, 2004	$215,284	$10,242,913	$22,229,605	$258,457	($13,106)	($1,026,482)	($229,728)	$31,676,943

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net Income	$1,608,664	$1,441,648
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	290,000	259,600
Net amortization of premium	732,355	677,230
Provision for loan losses	70,503	45,000
ESOP and other stock-based compensation earned	144,084	143,946
Gain on sale of other real estate	(19,484)	(1,535)
Net (decrease) increase in accrued income taxes	(57,833)	147,219
Net decrease in accrued interest receivable	(69,745)	(49,235)
Net decrease in prepaid and other assets	(83,778)	(552,887)
Net (decrease)increase in other liabilities	(82,877)	488,364
Net cash provided by operating activities	2,531,889	2,599,350
Cash flows from investing activities:
Proceeds from maturities and calls of securities	8,622,341	6,340,528
Purchases of securities and other investments	(5,135,762)	(7,770,628)
Principal payments on securities	535,461	691,467
Principal payments on mortgage-backed securities	5,997,722	8,066,435
Purchases of mortgage-backed securities	(7,581,686)	(15,197,872)
Net increase in loans receivable	(5,868,477)	(8,461,865)
Proceeds from the sale of other real estate	117,173	56,660
Purchases of premises and equipment	(938,848)	(589,327)
Net cash used in investing activities	(4,252,076)	(16,864,602)

Cash flows from financing activities:
Net borrowings from / (payments to) FHLB	(2,500,000)	5,000,000
Dividends paid	(381,648)	(325,248)
Proceeds from issuance of stock options	38,152	12,041
Net increase in deposits	3,603,034	9,538,992
Net cash provided by financing activities	759,538	14,225,785

Net decrease in cash and cash equivalents	(960,649)	(39,467)

Cash and cash equivalents at beginning of period	21,417,738	16,918,266

Cash and cash equivalents at end of period	$20,457,089	$16,878,799
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended December 31, 2004 and 2003

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2004 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and its subsidiary, Greene County Commercial Bank at June 30, 2004. The consolidated financial statements at and for the three and six months ended December 31, 2004 and 2003 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2004, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the six months ended December 31, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2005.

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

While management uses available information to recognize losses on loans and (“other real estate owned”) OREO, future additions to the allowance, or OREO write-downs, may be necessary based on changes in economic conditions, asset quality or other factors. In addition, various regulatory authorities, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance and the carrying value of OREO and other assets. Such authorities may require The Bank of Greene County to recognize additions to the allowance and/or write down the carrying value of OREO or other assets based on their judgments of information available to them at the time of their examination.

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

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Six Months Ended

December 31, 2004:	$1,608,664
Basic EPS		2,056,804	$0.78
Diluted EPS		2,105,722	$0.76

December 31, 2003:	$1,441,648
Basic EPS		2,001,796	$0.72
Diluted EPS		2,058,837	$0.70

Three Months Ended

December 31, 2004:	$804,144
Basic EPS		2,058,693	$0.39
Diluted EPS		2,107,304	$0.38

December 31, 2003:	$754,336
Basic EPS		2,003,134	$0.38
Diluted EPS		2,061,378	$0.37

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

(7)       Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS 123(R) on the Company's financial statements.

(8)       Stock-Based Compensation

At December 31, 2004, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the financial statements and notes thereto for the year ended June 30, 2004. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123.  No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Net income, as reported	$1,608,664	$1,441,648	$804,144	$754,336

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effects	13,815	17,077	6,908	8,736

Pro forma net income	$1,594,849	$1,424,571	$797,236	$745,600

Earnings per share:

Basic - as reported	$0.78	$0.72	$0.39	$0.38
Basic - pro forma	$0.78	$0.71	$0.39	$0.37

Diluted - as reported	$0.76	$0.70	$0.38	$0.37
Diluted - pro forma	$0.76	$0.69	$0.38	$0.36

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in all periods presented: dividend yield of 3.0%, expected volatility of 29.54%, risk free interest rate of 4.78%, and expected term of 5 years.

(9)       Subsequent Event

On January 19, 2005, the Board of Directors declared a semi-annual cash dividend of $0.44 per share of the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.88 cents per share, which represented an increase from the current annual cash dividend rate of $0.84 per share. The dividend will be payable to stockholders of record as of February 15, 2005, and will be paid on March 1, 2005. The Company’s mutual holding company has waived receipt of the cash dividend.

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

To operate successfully, the Company must manage various types of risk, including but not limited to, market or interest rate risk, credit risk, transaction risk, liquidity risk, security risk, strategic risk, reputation risk and compliance risk. While all of these risks are important, the risks of greatest significance to the Company relate to market or interest rate risk and credit risk.

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

Credit risk is the risk to the Company’s earnings and stockholder’s equity that results from customers, to whom loans have been made and to the issuers of debt securities in which the Company has invested, failing to repay their obligations. The magnitude of risk depends on the capacity and willingness of borrowers and debt issuers to repay and the sufficiency of the value of collateral obtained to secure the loans made or investments purchased.

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
(d)	monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
(e)	changes in the quality or composition of The Bank of Greene County’s loan portfolio or the consolidated investment portfolios of Greene County Commercial Bank, The Bank of Greene County and Greene County Bancorp, Inc.,
(f)	deposit flows,
(g)	competition, and
(h)	demand for financial services in Greene County Bancorp, Inc.’s market area.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements, since results in future periods may differ materially from those currently expected because of various risks and uncertainties.

Comparison of Financial Condition as of December 31, 2004 and June 30, 2004

ASSETS

Total assets of the Company increased to $287.4 million at December 31, 2004 up from $284.6 million at June 30, 2004. The asset composition shifted toward loans which amounted to $156.2 million, or 54.4% of total assets at December 31, 2004, as compared to $150.5 million, or 52.9% of total assets at June 30, 2004. The asset composition shifted away from investments which represented $102.4 million or 35.6% of total assets at December 31, 2004 as compared to $104.8 million or 36.8% of total assets at June 30, 2004.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased to $20.5 million at December 31, 2004 as compared to $21.4 million at June 30, 2004, a decrease of $0.9 million or 4.2%. Cash, such as vault cash and balances with correspondent banks, decreased to $11.9 million at December 31, 2004 as compared to $12.9 million at June 30, 2004. The change was a function of normal daily activities. Federal funds sold remained relatively consistent at $8.5 million at December 31, 2004 and June 30, 2004.

INVESTMENT SECURITIES

Investment securities decreased to $102.4 million at December 31, 2004 as compared to $104.8 million at June 30, 2004, a decrease of $2.4 million, or 2.3%. The decrease was the result of $8.6 million in matured or called securities for the six-month period ended December 31, 2004. Principal payments on investment securities amounted to $6.5 million during the six-month period ended December 31, 2004, including $6.0 million in principal payments on mortgage-backed securities. Maturities and principal pay-downs were offset by purchases of $12.7 million in investment securities, including $7.6 million in mortgage-backed securities. The market value of the portfolio shifted to a net unrealized gain position of $0.4 million at December 31, 2004 from an unrealized loss position of $0.3 million at June 30, 2004. The new purchases along with the primarily level long-term interest rate environment have helped enhance the market value of the portfolio. The majority of the maturities during the quarter were U.S. government agencies and corporate securities shifting the portfolio composition away from these sectors and more significantly toward mortgage-backed securities and state and political subdivision securities. The Company continued to invest in locally generated municipal securities contributing to the increase of $3.0 million in state and political subdivision securities during the six-month period ended December 31, 2004. The opening of Greene County Commercial Bank has helped promote the Company as a potential investor for various local state and political subdivision securities.

(Dollars rounded to nearest thousand)	Market value at Dec. 31, 2004	Percentage of portfolio	Market value at June 30, 2004	Percentage of portfolio

U.S. government agencies	$4,055	4.0%	$9,108	8.7%
State and political subdivisions	25,579	25.0	22,584	21.5
Mortgage-backed securities	63,530	62.0	61,175	58.4
Asset-backed securities	159	0.2	195	0.2
Corporate debt securities	7,682	7.5	10,379	9.9
Total debt securities	101,005	98.7	103,441	98.7

Equity securities and other	1,382	1.3	1,393	1.3

Total available-for-sale securities	$102,387	100.0%	$104,834	100.0%

LOANS

Net loans receivable increased to $154.7 million at December 31, 2004 from $148.9 million at June 30, 2004, an increase of $5.8 million, or 3.9%. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Mergers by local banking competitors also appear to have helped with loan growth and demand. Loan modifications and refinancing have slowed significantly during the six months ended December 31, 2004. As a result of these changes, the residential mortgage portfolio increased by $5.4 million and the home equity portfolio increased by $1.1 million during the six-month period. It appears consumers continue to use the equity in their homes and credit cards to fund financing needs for some activities where in the past an installment loan may have been the choice. The low financing options from auto makers continued to cut into the Bank’s automobile loan generation.

(Dollars rounded to nearest thousand)	At Dec. 31, 2004	Percentage of portfolio	At June 30, 2004	Percentage of portfolio

Real estate mortgages
Residential	$118,344	75.7%	$112,949	75.1%
Commercial	14,939	9.6	14,815	9.8
Home equity loans	11,440	7.3	10,333	6.9
Commercial loans	7,391	4.7	7,822	5.2
Installment loans	3,553	2.3	3,988	2.6
Passbook loans	570	0.4	557	0.4
Total loans	$156,237	100.0%	$150,464	100.0%
Less: Allowance for loan losses	(1,282)		(1,241)
Unearned origination fees and costs, net	(220)		(285)
Net loans receivable	$154,735		$148,938

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. The level of the provision for the six months and quarter ended December 31, 2004, was driven by the continued strong asset quality and the level of net charge-offs associated with the overdraft protection program. Various regulatory agencies issued guidance recommending banks include the charged off account balances associated with such program in the evaluation of the allowance for loan loss. The Company has implemented this guidance as net charge-offs were included with other operating expenses as other losses associated with customer accounts. The charged off amount does not include associated fees which would have been collected. Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on the Company's results of operations and financial condition.

Allowance for loan losses	Six months ended	Six months ended
	December 31, 2004	December 31, 2003

Balance at the beginning of the period	$1,241,091	$1,163,825
Charge-offs:
Installment loans to individuals	13,289	36,863
Overdraft protection	45,918	---
Total loans charged off	59,207	36,863

Recoveries:
Home equity	---	2,791
Installment loans to individuals	13,930	25,423
Overdraft protection	15,415
Total recoveries	29,345	28,214

Net charge-offs	29,862	8,649

Provisions charged to operations	70,503	45,000
Balance at the end of the period	$1,281,732	$1,200,176

Ratio of net charge-offs to average loans outstanding	0.02%	0.01%
Ratio of net charge-offs to nonperforming assets	9.15%	1.94%
Allowance for loan loss to nonperforming loans	392.65%	268.56%
Allowance for loan loss to net loans receivable	0.83%	0.85%

Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered a nonperforming asset. The Bank of Greene County had no accruing loans delinquent more than 90 days at December 31, 2004 or June 30, 2004.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At December 31, 2004	At June 30, 2004

Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$107,322	$268,138
Commercial mortgage loans	53,285	---
Home equity	131,763	67,795
Commercial loans	19,615	---
Installment loans to individuals	14,442	4,782

Total nonaccruing loans	326,427	340,715

Real Estate Owned:
Residential mortgages loans (one- to four-family)	---	97,689

Total real estate owned	---	97,689

Total nonperforming assets	$326,427	$438,404

Total nonperforming assets as a percentage of total assets	0.11%	0.15%

Total nonperforming loans to total loans	0.21%	0.23%

At December 31, 2004, gross interest income of $14,870 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent at December 31, 2004.

DEPOSITS

Total deposits increased to $247.3 million at December 31, 2004 from $243.7 million at June 30, 2004, an increase of $3.6 million, or 1.5%. The composition of the deposit portfolio shifted toward noninterest bearing deposits and money market accounts which continued to contribute to the improvement in net interest spread and margin. Noninterest bearing accounts increased $982,000 and money market accounts increased $4.8 million offsetting decreases in certificates of deposit and savings accounts which declined $465,000 and $2.3 million, respectively, between December 31, 2004 and June 30, 2004. Marketing efforts to attract noninterest bearing deposits including free gift offers and emphasis on attracting commercial checking accounts continued to be successful. Greene County Commercial Bank’s deposits grew by approximately $4.8 million consisting of $1.4 in certificates of deposit and $3.4 million in money market accounts between June 30, 2004 and December 31, 2004.

(Dollars rounded to nearest thousand)	At Dec. 31, 2004	Percentage Of portfolio	At June 30, 2004	Percentage of portfolio

Noninterest bearing deposits	$36,627	14.8%	$35,645	14.6%
Certificates of deposit	56,557	22.9	57,022	23.4
Savings deposits	94,624	38.3	96,950	39.8
Money market deposits	38,666	15.6	33,867	13.9
NOW deposits	20,847	8.4	20,234	8.3
Total deposits	$247,321	100.0%	$243,718	100.0%

BORROWINGS

At December 31, 2004, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date
$5,000,000	3.64% -Fixed two years, convertible thereafter	10/24/2013
2,500,000	6.80% -Fixed	10/04/2005
$7,500,000

The $5.0 million borrowing is convertible given certain criteria including three-month LIBOR of at least 7.5%.

STOCKHOLDERS' EQUITY

The primary changes in stockholders' equity included changes in retained earnings and accumulated comprehensive income. Retained earnings was increased by net income of $1.6 million and partially offset by dividends paid of $382,000. Accumulated comprehensive income was affected by a shift in the available-for-sale portfolio from a net unrealized loss position of $183,000 to an unrealized gain position of $258,000, net of tax. Treasury stock decreased by $30,000 due to the exercise of 2,800 options under the 2000 Stock Option Plan reducing the number of shares held in treasury to 95,792 shares.

Comparison of Operating Results for the six months and quarter ended December 31, 2004 and 2003

Average Balance Sheet

The following Average Balance Sheet tables set forth certain information relating to Greene County Bancorp, Inc. for the six months and quarters ended December 31, 2004 and 2003. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. For the six months and quarters ended December 31, 2004 and 2003, average balances were based on daily averages, except for deposit accounts which were based on weekly averages. Interest and balances of nonaccrual loans and certain deferred origination fees and costs have been excluded from the average loan balances and yield calculations in these tables.

Six Months Ended December 31, 2004 and 2003

(Dollars in thousands)	2004	2004	2004	2003	2003	2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$152,484	$4,968	6.52%	$135,163	$4,692	6.94%
Investment securities[2]	99,314	1,921	3.87	102,795	1,846	3.59
Federal funds	10,810	89	1.65	10,690	52	0.97
Interest bearing bank balances	2,428	23	1.89	1,564	11	1.41
FHLB stock	1,451	21	2.89	1,361	---	0.00
Total interest earning assets	266,487	7,022	5.27	251,573	6,601	5.25

Interest bearing liabilities:
Savings and money market deposits	132,450	751	1.13	117,512	674	1.15
Demand and NOW deposits	56,900	50	0.18	45,866	44	0.19
Certificates of deposit	56,677	596	2.10	61,103	778	2.55
Borrowings	8,356	208	4.98	9,882	230	4.65
Total interest bearing liabilities	$254,383	$1,605	1.26%	$234,363	$1,726	1.47%

Net interest income		$5,417			$4,875

Net interest rate spread			4.01%			3.78%

Net interest margin			4.07%			3.88%

Average interest earning assets to
average interest bearing liabilities			104.76%			107.34%

1 Calculated net of deferred loan fees and costs, loan discounts, loans in process and loan loss reserves.
2Includes tax-free securities, mortgage-backed securities and asset-backed securities.

Rate / Volume Analysis

The following Rate / Volume tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Greene County Bancorp, Inc.’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to:
(i)	Change attributable to changes in volume (changes in volume multiplied by prior rate);
(ii)	Change attributable to changes in rate (changes in rate multiplied by prior volume); and
(iii)	The net change.
The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Six Months Ended December 31,
(Dollars in thousands)	2004 versus 2003
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease )
Loans receivable, net[1]	$523	$(247)	$276
Investment securities[2]	(58)	133	75
Federal funds	1	36	37
Interest-bearing bank balances	7	5	12
FHLB stock	0	21	21
Total interest-earning assets	473	(52)	421

Interest-bearing liabilities:
Savings deposits	89	(12)	77
Demand and NOW deposits	8	(2)	6
Certificates of deposit	(53)	(129)	(182)
Borrowings	(41)	19	(22)
Total interest-bearing liabilities	3	(124)	(121)
Net interest income	$470	$72	$542

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

Quarter Ended December 31, 2004 and 2003

(Dollars in thousands)	2004	2004	2004	2003	2003	2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$154,272	$2,507	6.50%	$137,246	$2,342	6.83%
Investment securities[2]	101,265	932	3.68	102,335	989	3.87
Federal funds	10,392	50	1.92	10,274	25	0.97
Interest bearing bank balances	2,470	16	2.59	1,901	7	1.47
FHLB stock	1,729	10	2.31	1,361	---	0.00
Total interest earning assets	270,128	3,515	5.20	253,117	3,363	5.31

Interest bearing liabilities:
Savings and money market deposits	132,968	378	1.14	118,461	332	1.12
Demand and NOW deposits	57,031	26	0.18	46,934	22	0.19
Certificates of deposit	56,774	301	2.12	60,635	371	2.45
Borrowings	7,500	89	4.75	11,763	132	4.49
Total interest bearing liabilities	$254,273	$794	1.25%	$237,793	$857	1.44%

Net interest income		$2,721			$2,506
Net interest rate spread			3.95%			3.87%
Net interest margin			4.03%			3.96%
Average interest earning assets to
average interest bearing liabilities			106.24%			106.44%

1Calculated net of deferred loan fees and costs, loan discounts, loans in process and loan loss reserves.
2Includes tax-free securities, mortgage-backed securities and asset-backed securities.

	Three Months Ended December 31,
(Dollars in thousands)	2004 versus 2003
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease )
Loans receivable, net[1]	$270	$(105)	$165
Investment securities[2]	(10)	(47)	(57)
Federal funds	0	25	25
Interest-bearing bank balances	3	6	9
FHLB stock	0	10	10
Total interest-earning assets	263	(111)	152

Interest-bearing liabilities:
Savings deposits	40	6	46
Demand and NOW deposits	5	(1)	4
Certificates of deposit	(22)	(48)	(70)
Borrowings	(51)	8	(43)
Total interest-bearing liabilities	(28)	(35)	(63)
Net interest income	$291	$(76)	$215

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets amounted to 1.12% for the six months and quarter ended December 31, 2004 as compared to 1.09% for the six months and 1.13% for quarter ended December 31, 2003. Return on average equity increased to 10.43% for the six months and 10.27% for the quarter ended December 31, 2004 as compared to 10.02% for the six months and 10.40% quarter ended December 31, 2003. The change in return on average assets and return on average equity was primarily the result of improved net interest income and increased noninterest income. Net income amounted to $1.6 million for the six months and $804,000 for the quarter ended December 31, 2004 as compared to $1.4 million for the six months and $754,000 for the quarter ended December 31, 2003, an increase of $0.2 million or 14.3% when comparing the six-month periods and $50,000 or 6.6% when comparing the quarterly periods. Average assets amounted to $287.2 million for the six month period ended December 31, 2004 as compared to $264.0 million for the same period ended December 31, 2003, an increase of $23.2 million or 8.8%. Average assets amounted to $286.7 million for the quarter ended December 31, 2004 as compared to $266.9 million for the quarter ended December 31, 2003, an increase of $19.8 million or 7.4%. Average equity amounted to $30.9 million for the six month period ended December 31, 2004 as compared to $28.8 million for the same period ended December 31, 2003, an increase of $2.1 million or 7.3%. Average equity amounted to $31.3 million for the quarter ended December 31, 2004 as compared to $29.0 million for the quarter ended December 31, 2003, an increase of $2.3 million or 7.9%. As illustrated, net income increased more significantly than average assets and average equity causing improvement in return on average assets and return on average equity when comparing the six month periods. Net interest income improvement was the most significant item contributing to the increase in return on average assets and average equity when comparing the quarterly periods ended December 31, 2004 and 2003.

INTEREST INCOME

Interest income amounted to $7.0 million for the six months ended December 31, 2004 as compared to $6.6 million for the six months ended December 31, 2003, an increase of $0.4 million or 6.1%. Interest income amounted to $3.5 million for the quarter ended December 31, 2004 as compared to $3.4 million for the quarter ended December 31, 2003, an increase of $0.1 million or 2.9%. The growth in average interest earning assets had the greatest impact on net interest income as illustrated in the rate/volume table above. Average interest earning assets amounted to $266.5 million for the six months ended December 31, 2004 as compared to $251.6 million for the six months ended December 31, 2003, an increase of $14.9 million or 5.9%. The yield on such assets increased by 2 basis points to 5.27% for the six months ended December 31, 2004 as compared to 5.25% for the six months ended December 31, 2003. Average interest earning assets amounted to $270.1 million for the quarter ended December 31, 2004 as compared to $253.1 million for the quarter ended December 31, 2003, an increase of $17.0 million or 6.7%. However, the yield on such assets decreased by 11 basis points to 5.20% for the quarter ended December 31, 2004 as compared to 5.31% for the quarter ended December 31, 2003. The interest earned on loans most significantly impacted overall interest earned when comparing the six months and quarter ended December 31, 2004 and 2003. Average loans increased $17.3 million to $152.5 million for the six months ended December 31, 2004 as compared to $135.2 million for the six months ended December 31, 2003. The average yield on such loans decreased 42 basis points to 6.52% for the six months ended December 31, 2004 compared to 6.94% for the six months ended December 31, 2003. Average loans increased $17.1 million to $154.3 million for the quarter ended December 31, 2004 as compared to $137.2 million for the quarter ended December 31, 2003. The average yield on such loans decreased 33 basis points to 6.50% for the quarter ended December 31, 2004 compared to 6.83% for the quarter ended December 31, 2003. Changes in the average balance and yield on investments also had a significant impact on overall interest income when comparing both the six months and quarters ended December 31, 2004 and 2003. The average investment balance decreased by $3.5 million and the yield on such investments increased 28 basis points to an average investment balance of $99.3 million at an average yield of 3.87% for the six-month period ended December 31, 2004 as compared to an average investment balance of $102.8 million at an average yield of 3.59% for the six-month period ended December 31, 2003. During the quarter ended December 31, 2004, the average balance of investments decreased $1.0 million to $101.3 million and the yield on such investments fell 19 basis points to 3.68% for the quarter ended December 31, 2004. Contributing to the decline in investment balance and yield was the maturity of approximately $3.0 million in corporate securities over the six months and quarter ended December 31, 2004. The change in the yield on loans and investments was partially due to the change in the overall interest rate environment, which has increased significantly for short term rates between June and December 2004. Long term rates have not increased as significantly over the same time frame, but it is expected at some point the long term rates will also increase. The rise in short term rates are primarily the result of changes in the Federal Open Market rates such as the federal funds rate and discount rate.

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

INTEREST EXPENSE

Interest expense amounted to $1.6 million for the six months ended December 31, 2004 as compared to $1.7 million for the six months ended December 31, 2003, a decrease of $0.1 million. Interest expense amounted to $794,000 for the quarter ended December 31, 2004 as compared to $857,000 for the quarter ended December 31, 2003, a decrease of $63,000. The average balance of interest bearing liabilities amounted to $254.3 million and the average rate decreased to 1.26% for the six months ended December 31, 2004 as compared to an average balance of $234.4 million with an average rate of 1.47% for the six months ended December 31, 2003, an increase in average interest bearing liabilities of $19.9 million and a decrease in average rate of 21 basis points. The average balance of interest bearing liabilities amounted to $254.3 million and the average rate decreased to 1.25% for the quarter ended December 31, 2004 as compared to an average balance of $237.8 million with an average rate of 1.44% for the quarter ended December 31, 2003, an increase in average interest bearing liabilities of $16.5 million and a decrease in average rate of 19 basis points. The average rate paid on certificates of deposits had the most significant impact on the overall rate of interest bearing liabilities. The average rate on certificates of deposits decreased 45 basis points to 2.10% for the six months ended December 31, 2004 as compared to 2.55% for the six months ended December 31, 2003. The average rate on certificates of deposits decreased 33 basis points to 2.12% for the quarter ended December 31, 2004 as compared to 2.45% for the quarter ended December 31, 2003. The average balances of such certificates of deposit decreased by $4.4 million and $3.9 million for the six months and quarter ended December 31, 2004 due primarily to the continued low interest rate environment. The shift in the deposit portfolio to more noninterest bearing deposits and lower rate money market accounts also contributed to lower interest expense. Noninterest bearing deposits represented $36.6 million or 14.8% of deposits at December 31, 2004 as compared to $29.1 million or 12.8% of deposits at December 31, 2003. Money market accounts represented $38.7 million or 15.6% of deposits at December 31, 2004 as compared to $28.5 million or 12.5% of deposits at December 31, 2003.

Interest expense on borrowings amounted to $208,000 and $89,000 on average balances of $8.4 million and $7.5 million resulting in average rates of 4.98% and 4.75% for the six months and quarter ended December 31, 2004, respectively. This compares to interest expense of $230,000 and $132,000 on average balances of $9.9 million and $11.8 million resulting in average rates of 4.65% and 4.49% for the six months and quarter ended December 31, 2003, respectively. The declines in average balances and average rates paid on such borrowings caused the lower borrowing expense. The pay off of $2.5 million in borrowings at the beginning of September 2004 which carried a rate of 6.82% helped to reduce the overall average rate paid on such borrowings.

Due to the large portion of fixed rate residential mortgages in the Company’s asset portfolio, interest rate risk is a concern and the Company will continue to monitor the situation and attempt to adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of a rising rate environment. Management attempts to mitigate the interest rate risk through balance sheet composition. Several strategies are used to help manage interest rate risk such as maintaining a high level of liquid assets such as short-term federal funds sold and various investment securities, and maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits.

NET INTEREST INCOME

Net interest income increased to $5.4 million for the six months ended December 31, 2004 as compared to $4.9 million for the six months ended December 31, 2003, an increase of $0.5 million or 10.2%. Net interest income increased to $2.7 million for the quarter ended December 31, 2004 as compared to $2.5 million for the quarter ended December 31, 2003, an increase of $0.2 million or 8.0%. This growth in net interest income was the result of improved net interest spread and net interest margin when comparing the six months and quarters ended December 31, 2004 and 2003. Net interest spread increased 23 basis points to 4.01% for the six months ended December 31, 2004 from 3.78% for the six months ended December 31, 2003, and eight basis points to 3.95% for the quarter ended December 31, 2004 as compared to 3.87% for the quarter ended December 31, 2003. Net interest margin increased 19 basis points to 4.07% for the six months ended December 31, 2004 from 3.88% for the six months ended December 31, 2003, and 7 basis points to 4.03% for the quarter ended December 31, 2004 as compared to 3.96% for the quarter ended December 31, 2003. Growth in interest earning assets, particularly growth in loans offset declines in rates paid on such loans and the lower rates paid on certificates of deposits also significantly contributed to the improvement in net interest margin and spread when comparing the six months and quarters ended December 31, 2004 and 2003.

Due to the large level of long term fixed rate loans, The Bank of Greene County may experience compression of net interest margin and spread in a rising rate environment. A large increase in long term rates could cause lending demand to decrease and expected interest rates offered on deposits to increase which will put pressure on net interest margin and spread which could potentially have a negative impact on overall earnings. Management attempts to mitigate these risks via balance sheet composition, investment purchases and by maintaining high levels of liquidity.

PROVISION FOR LOAN LOSSES

The provision for loan loss for the six months ended December 31, 2004 and 2003 amounted to $70,500 and $45,000, respectively. The provision for loan loss for the quarter ended December 31, 2004 amounted to $27,000 and zero for the quarter ended December 31, 2003. The levels of provisions for loan loss were affected by loan growth, and strong asset quality. During the six months ended December 31, 2004, The Bank of Greene County began including net charge-offs associated with the Overdraft Protection Program in the analysis of the allowance for loan loss, which contributed about $31,000 to the level of the provision. The charge-offs associated with the overdraft protection program were previously included in other noninterest expense. Nonperforming assets to total assets amounted to 0.11% and nonperforming loans to total loans amounted to 0.21% at December 31, 2004 as compared to nonperforming assets to total assets which amounted to 0.16% and nonperforming loans to total loans which amounted to 0.31% at December 31, 2003. The collateral associated with the residential mortgages and home equities classified as nonaccrual was deemed sufficient and the amount of installment and other loans classified as nonaccrual were insignificant at approximately $34,000 in principal balance at December 31, 2004.

NONINTEREST INCOME

Noninterest income increased to $1.4 million for the six months ended December 31, 2004 as compared to $1.3 million for the six months ended December 31, 2003, an increase of $0.1 million or 7.7%. Noninterest income increased to $706,000 for the quarter ended December 31, 2004 as compared to $649,000 for the quarter ended December 31, 2003, an increase of $57,000 or 8.8%. Noninterest income associated with service charges increased as a result of an increase in the number of accounts. Customers continue to value the Carefree Overdraft Privilege product. The Company has had success in its new investment services business offered through “Investors Marketplace” which has helped offset a decline in the recognition of fees associated with refinancing activities. Referral fees generated from the Company’s collaboration with Fenimore Asset Management and Transfirst credit card processors continue to grow. Fees from debit card activity continue to increase due to larger volumes from more customers and increased frequency in the use of the cards by existing card holders. Profit on other real estate owned amounted to $19,500 for the six months ended December 31, 2004 as compared to $1,500 for the six months ended December 31, 2003.

NONINTEREST EXPENSE

Noninterest expense amounted to $4.5 million, and $4.1 million for the six months ended December 31, 2004 and 2003, respectively, an increase of $0.4 million, or 9.8%. Noninterest expense amounted to $2.3 million, and $2.1 million for the quarters ended December 31, 2004 and 2003, respectively, an increase of $0.2 million or 9.5%.

The most significant items contributing to the overall increases in noninterest expense were higher salary and employee benefits. Salary and employee benefits amounted to $2.5 million, and $2.1 million for the six months ended December 31, 2004 and 2003, respectively. Salary and employee benefits amounted to $1.3 million, and $1.1 million for the quarters ended December 31, 2004 and 2003, respectively. Salaries and employee benefits costs increased $337,000 and $176,000 when comparing the six months and quarters ended December 31, 2004 and 2003, respectively. Additional staffing, including marketing and information technology staff contributed to the higher expense. The increased reliance on technology to enhance products and services offered to customers, increased regulatory burden and information security as well as the upcoming Core system conversion were the primary reasons for the new information technology staff.

Occupancy expense amounted to $231,000 and $211,000, for the six months ended December 31, 2004, an increase of $20,000 or 9.5%. The increase was the result of higher real estate taxes as well as higher utility and insurance expenses. Deprecation on buildings also increased slightly due to renovations and modifications made at the Main Branch Office.

Equipment and furniture expense amounted to $324,000 and $281,000 for the six months ended December 31, 2004 and 2003, respectively, an increase of $43,000 or 15.3%. Equipment and furniture expense amounted to $168,000 and $141,000 for the quarters ended December 31, 2004 and 2003, respectively, an increase of $27,000 or 19.1%. The increased expenses were primarily due to higher depreciation some of which is the result of modifications and renovations to the Operations Center and Main office. Expense associated with upgrading the ATM machines to be Triple DES compatible was also incurred over the six-month period ended December 31, 2004.

Service and data processing amounted to $555,000 and $276,000, respectively for the six months and quarter ended December 31, 2004 as compared to $490,000 and $259,000, respectively for the six months and quarter ended December 31, 2003. Service and data processing increased $65,000 and $17,000 when comparing the six months and quarters ended December 31, 2004 and 2003, respectively. Expense associated with service and data processing included fees paid to Fiserv for outsourced data processing and was driven by the number of accounts processed which continue to grow due to new customers including new municipal activities of Greene County Commercial Bank. Also, included in this category were expenses associated with the additional internet banking services such as online bill pay functionality. Fees paid to Visa© for processing debit cards were also included in this category and continue to increase as usage grows.

Office supplies expense amounted to $58,000 for the six months ended December 31, 2004 as compared to $50,000 for the six months ended December 31, 2003, and increase of $8,000 or 16.0%. The increase was primarily the result of supply needs for Greene County Commercial Bank and normal volume.

Other noninterest expense amounted to $855,000 for the six months ended December 31, 2004 and $920,000 for the six months ended December 31, 2003, a decrease of $65,000. During the six months ended December 31, 2003, the Company incurred various expenses such as legal fees in the start-up of Greene County Commercial Bank these fees amounted to $34,000 such fees were not incurred during the six months ended December 31, 2004. Greene County Commercial Bank activities were included in the consolidated group for the Company at and for the periods ended December 31, 2004. Charge-offs associated with the Carefree Overdraft Privilege amounted to $40,000 for the six-month period ended December 31, 2003 and such charge-offs have been reclassed into provision for loan losses for the six-month period ended December 31, 2004.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. The effective tax rate decreased to 28.7% for the six months and quarter ended December 31, 2004, compared to 30.8% for the six months and 29.2% for the quarter ended December 31, 2003. A major reason for the changes in effective rates was the increase in the percentage of income that municipal securities and other tax free investments contributed to total income during the quarter and six-month periods as well as tax benefits received for various stock based compensation plans.

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

Mortgage loan commitments totaled $4.6 million at December 31, 2004. The unused portion of overdraft lines of credit amounted to $0.6 million, the unused portion of home equity lines of credit amounted to $4.0 million, and the unused portion of commercial lines of credit amounted to $3.4 million at December 31, 2004. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from Federal Home Loan Bank of New York.

The Bank of Greene County is anticipating relocating the Cairo branch during fiscal 2005 and the Coxsackie branch during fiscal 2006 in order to better service our customers. Due to the tremendous retail and commercial deposit growth experienced by the Company in the last several years, which is expected to continue, these branch facilities have been outgrown. It is expected that the Company will have sufficient cash or other means of liquidity to fund these projects.

The Bank of Greene County met all regulatory capital requirements at December 31, 2004 and June 30, 2004. Consolidated shareholders’ equity represented 11.02 % of total assets at December 31, 2004 and 10.48% of total assets of June 30, 2004.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
        During the quarter ended December 31, 2004, no purchases of registrant’s equity securities were completed by the registrant or any affiliate.

Item 3.     Defaults Upon Senior Securities
            Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

On October 27, 2004, the Company held an annual meeting of shareholders. At the meeting, proposals to (1) elect Walter H. Ingalls, Paul Slutzky and David H. Jenkins, to serve as directors of the Company for terms of three years and until their respective successors have been elected and qualified, Arthur Place, be elected to serve as director of the Company for terms of two years and until his successor has been elected and qualified, and (2) ratify the engagement of PricewaterhouseCoopers LLP, to be the Company’s auditors for the June 30, 2005 fiscal year were approved. There were no broker non-votes. The votes cast for and against there proposals were as follows:

Election to the Board of Directors            For    Withheld

Walter H. Ingalls                1,979,267              1,312
Paul Slutzky                      1,979,914                     585
David H. Jenkins                1,979,267      1,312
Arthur Place                      1,977,006              3,483

Ratification of PricewaterhouseCoopers LLP             For                Against   Abstain

Number of votes                 1,978,778       488       1,263

Item 5.      Other Information
             Not applicable

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits
31.1 Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2 Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1 Statement of Chief Executive Officer, furnished pursuant to U.S.C. section 1350
32.2 Statement of Chief Financial Officer, furnished pursuant to U.S.C. section 1350

(b)	Reports on Form 8-K

-A current report on Form 8-K was filed on November 4, 2004 to report results of operations and financial condition as of and for the first fiscal quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: February 14, 2005

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: February 14, 2005

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

Date:  February 14, 2005                                                     _/s/ J. Bruce Whittaker
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

Date: February 14, 2005                                                        /s/ Michelle Plummer
    Michelle M. Plummer,
    Chief Financial Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2004 and that to the best of his knowledge:

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

Date: February 14, 2005                                                       _/s/ J. Bruce Whittaker
   J. Bruce Whittaker, President and
   Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2004 and that to the best of her knowledge:

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

Date: February 14, 2005                                                                           /s/ Michelle Plummer
    Michelle M. Plummer,
    Chief Financial Officer