Form 10QSB
period 2005-03-31
GREENE COUNTY BANCORP INC
filed 2005-05-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes:     X        No:

As of May 10, 2005, the registrant had 2,152,835 shares of common stock issued at $ .10 par value, and 2,064,703 shares were outstanding.

Transitional Small Business Disclosure
Format: Yes:             No:   X

	GREENE COUNTY BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13-27

Item 3.	Controls and Procedures	27-28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

	Signatures	30-34

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Statement of Chief Executive Officer
Exhibit 32.2 906 Statement of Chief Financial Officer
		31 32 33 34

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2005 (unaudited) and June 30, 2004

ASSETS	March 31, 2005	June 30, 2004
Cash and due from banks	$13,707,779	$12,928,596
Federal funds sold	5,167,839	8,489,142
Total cash and cash equivalents	18,875,618	21,417,738

Investment securities, at fair value	105,683,228	104,833,862
Federal Home Loan Bank stock, at cost	1,729,300	1,729,300

Loans	158,743,322	150,463,812
Less: Allowance for loan losses	(1,240,222)	(1,241,091)
Unearned origination fees and costs, net	(201,378)	(285,295)
Net loans receivable	157,301,722	148,937,426

Premises and equipment	7,228,754	5,335,287
Accrued interest receivable	1,592,085	1,553,272
Prepaid expenses and other assets	881,652	674,600
Other real estate owned	---	97,689
Total assets	$293,292,359	$284,579,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$38,152,913	$35,644,563
Interest bearing deposits	215,046,574	208,073,613
Total deposits	253,199,487	243,718,176

Borrowings from FHLB	7,500,000	10,000,000
Accrued expenses and other liabilities	1,108,603	942,927
Accrued income taxes	---	92,259
Total liabilities	261,808,090	254,753,362

Shareholders’ equity
Preferred stock,
Authorized 1,000,000 shares at March 31, 2005 and June 30, 2004;	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares at March 31, 2005 and June 30, 2004;
Issued: 2,152,835 shares at March 31, 2005 and June 30, 2004;
Outstanding: 2,064,703 shares at March 31, 2005
and 2,054,203 shares at June 30, 2004;	215,284	215,284
Additional paid-in capital	10,213,526	10,151,621
Retained earnings	22,510,181	21,002,589
Accumulated other comprehensive income	(297,827)	(183,422)
Less: Treasury stock (shares at cost) 88,132 shares at March 31, 2005,
and 98,632 shares at June 30, 2004	(944,372)	(1,056,906)
Unearned stock-based compensation	---	(39,319)
Unearned ESOP shares (at cost) 25,601 at March 31, 2005,
and 33,038 at June 30, 2004	(212,523)	(264,035)
Total shareholders’ equity	31,484,269	29,825,812
Total liabilities and shareholders’ equity	$293,292,359	$284,579,174

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Interest income:
Loans	$7,460,055	$7,066,084
Investment securities	670,635	905,349
Mortgage-backed securities	1,548,223	1,468,144
Tax free securities	665,750	494,390
Interest bearing deposits and federal funds sold	178,257	81,929
Total interest income	10,522,920	10,015,896

Interest expense:
Interest on deposits	2,106,051	2,177,250
Interest on borrowings	295,253	367,333
Total interest expense	2,401,304	2,544,583

Net interest income	8,121,616	7,471,313

Less: Provision for loan losses	70,503	75,000

Net interest income after provision for loan losses	8,051,113	7,396,313

Noninterest income:
Service charges on deposit accounts	1,260,078	1,284,615
Other operating income	742,228	750,349
Total noninterest income	2,002,306	2,034,964

Noninterest expense:
Salaries and employee benefits	3,782,480	3,260,735
Occupancy expense	352,648	325,396
Equipment and furniture expense	456,007	419,147
Service and data processing fees	802,872	756,524
Office supplies	94,266	74,874
Other	1,324,356	1,409,961
Total noninterest expense	6,812,629	6,246,637

Income before provision for income taxes	3,240,790	3,184,640

Provision for income taxes	950,100	1,009,200

Net income	$2,290,690	$2,175,440

Basic EPS	$1.11	$1.09
Basic shares outstanding	2,058,538	2,004,078

Diluted EPS	$1.09	$1.06
Diluted average shares outstanding	2,107,314	2,060,977

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Interest income:
Loans	$2,491,975	$2,373,660
Investment securities	189,327	270,325
Mortgage-backed securities	520,002	566,022
Tax free securities	233,825	185,376
Interest bearing deposits and federal funds sold	65,376	19,084
Total interest income	3,500,505	3,414,467

Interest expense:
Interest on deposits	708,551	681,371
Interest on borrowings	87,418	137,359
Total interest expense	795,969	818,730

Net interest income	2,704,536	2,595,737

Less: Provision for loan losses	---	30,000

Net interest income after provision for loan losses	2,704,536	2,565,737

Noninterest income:
Service charges on deposit accounts	376,878	435,820
Other operating income	235,043	273,382
Total noninterest income	611,921	709,202

Noninterest expense:
Salaries and employee benefits	1,323,312	1,138,754
Occupancy expense	121,787	114,764
Equipment and furniture expense	131,604	138,302
Service and data processing fees	247,804	266,940
Office supplies	35,971	25,339
Other	469,653	489,949
Total noninterest expense	2,330,131	2,174,048

Income before provision for income taxes	986,326	1,100,891

Provision for income taxes	304,300	367,100

Net income	$682,026	$733,791

Basic EPS	$0.33	$0.37
Basic shares outstanding	2,062,083	2,008,667

Diluted EPS	$0.32	$0.36
Diluted average shares outstanding	2,110,727	2,066,389

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Net income	$2,290,690	$2,175,440

Other comprehensive (loss):

Unrealized holding (losses) arising during the nine months
ended March 31, 2005 and 2004, net of
tax benefit of $72,991 and $467,001, respectively.	(114,405)	(691,003)

Net reclassification adjustments arising during the nine months
Ended March 31, 2004 net of tax expense of $2,775	---	4,353

Total other comprehensive (loss)	(114,405)	(686,650)

Comprehensive income	$2,176,285	$1,488,790

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Net income	$682,026	$733,791

Other comprehensive (loss)income:

Unrealized holding (losses)gains arising during the three months ended March 31, 2005 and 2004, net of
tax (benefit)/expense of $(354,910) and $167,114, respectively.	(556,284)	260,169

Net reclassification adjustments arising during the three months
ended March 31, 2004 net of tax expense of $2,775	---	4,353

Total other comprehensive (loss)income	(556,284)	264,522

Comprehensive income	$125,742	$998,313

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2005 and 2004
(Unaudited)

Accumulated
		Additional		Other	Unearned		Unearned	Total
	Capital	Paid - In	Retained	Comprehensive	Stock-based	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Compensation	Stock	Shares	Equity

Balance at
June 30, 2003	$215,284	$10,092,353	$18,777,623	$1,664,585	($96,941)	($1,192,535)	($335,504)	$29,124,865

ESOP shares earned		123,771					53,966	177,737

Options exercised		(9,932)				47,371		37,439

MRP Issued		(79,682)				79,682		---

Stock-based compensation earned					44,516			44,516

Dividends paid			(688,356)					(688,356)

Net income			2,175,440					2,175,440

Change in unrealized gain, net				(686,650)				(686,650)
Balance at
March 31, 2004	$215,284	$10,126,510	$20,264,707	$977,935	($52,425)	($1,065,482)	($281,538)	$30,184,991

Balance at
June 30, 2004	$215,284	$10,151,621	$21,002,589	$(183,422)	($39,319)	($1,056,906)	($264,035)	$29,825,812

ESOP shares earned		129,514					51,512	181,026

Options exercised		5,287				39,638		44,925

MRP Issued		(72,896)				72,896		---

Stock-based compensation earned					39,319			39,319

Dividends paid			(783,098)					(783,098)

Net income			2,290,690					2,290,690

Change in unrealized gain, net				(114,405)				(114,405)

Balance at
March 31, 2005	$215,284	$10,213,526	$22,510,181	($297,827)	$---	($944,372)	($212,523)	$31,484,269

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net Income	$2,290,690	$2,175,440
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	424,200	389,400
Net amortization of premium	1,143,393	1,056,230
Provision for loan losses	70,503	75,000
ESOP and other stock-based compensation earned	220,345	222,253
Net gain on sales of investments	---	(7,128)
Gain on sale of other real estate	(19,484)	(1,535)
Net (decrease) increase in accrued income taxes	(92,258)	154,164
Net (increase) decrease in accrued interest receivable	(107,538)	48,884
Net increase in prepaid and other assets	(134,061)	(63,292)
Net increase in other liabilities	165,676	9,273
Net cash provided by operating activities	3,961,466	4,058,689
Cash flows from investing activities:
Proceeds from maturities and calls of securities	10,720,341	8,398,864
Proceeds from sales of securities	---	2,194,937
Purchases of securities and other investments	(8,118,469)	(8,322,060)
Principal payments on securities	377,847	773,425
Principal payments on mortgage-backed securities	10,082,567	10,724,495
Purchases of mortgage-backed securities	(15,173,717)	(15,197,848)
Net increase in loans receivable	(8,434,799)	(11,794,542)
Proceeds from the sale of other real estate	117,173	56,660
Purchases of premises and equipment	(2,317,667)	(994,895)
Net cash used in investing activities	(12,746,724)	(14,160,964)

Cash flows from financing activities:
Net (payments to)/borrowings from FHLB	(2,500,000)	4,000,000
Dividends paid	(783,098)	(688,356)
Proceeds from issuance of stock options	44,925	37,439
Net increase in deposits	9,481,311	12,896,164
Net cash provided by financing activities	6,243,138	16,245,247

Net (decrease) increase in cash and cash equivalents	(2,542,120)	6,142,972

Cash and cash equivalents at beginning of period	21,417,738	16,918,266

Cash and cash equivalents at end of period	$18,875,618	$23,061,238
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three and Nine Months Ended March 31, 2005 and 2004

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2004 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and its subsidiary, Greene County Commercial Bank at June 30, 2004. The consolidated financial statements at and for the three and nine months ended March 31, 2005 and 2004 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2004, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the nine months ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2005.

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

(2)  Nature of Operations

The Bank of Greene County has six full-service offices and an operations center located in its market area consisting of Greene County and southern Albany County, New York. The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds in loans and investment securities. During the quarter ended June 30, 2004, The Bank of Greene County opened a limited purpose commercial bank subsidiary the purpose of which is to serve local municipalities. In January 2005, the Company opened a loan origination office in the city of Hudson in Columbia County, New York.

(3)  Use of Estimates
(3)  Use of Estimate
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

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Nine Months Ended

March 31, 2005:	$2,290,690
Basic EPS		2,058,538	$1.11
Diluted EPS		2,107,314	$1.09

March 31, 2004:	$2,175,440
Basic EPS		2,004,078	$1.09
Diluted EPS		2,060,977	$1.06

Three Months Ended

March 31, 2005	$682,026
Basic EPS		2,062,083	$0.33
Diluted EPS		2,110,727	$0.32

March 31, 2004	$733,791
Basic EPS		2,008,667	$0.37
Diluted EPS		2,066,389	$0.36

(5)  Dividend
(5)    Dividends

The Board of Directors declared a semi-annual cash dividend of $0.44 per share of the Company’s common stock on January 19, 2005. The dividend reflects an annual cash dividend rate of $0.88 cents per share, which represented an increase from the previous annual cash dividend rate of $0.84 per share. The dividend was payable to stockholders of record as of February 15, 2005, and was paid on March 1, 2005. The Company’s mutual holding company has waived receipt of the cash dividend.

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

(7)           Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management does not believe the effect of SFAS 123 (R) on the Company's financial statements to be material.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment," (SAB 107).  SAB 107 express views of the SEC staff regarding the application of Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R).  Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies.

(8)           Stock-Based Compensation

At March 31, 2005, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the financial statements and notes thereto for the year ended June 30, 2004. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123.  No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	March 31		March 31

	2005	2004	2005	2004

Net income, as reported	$2,290,690	$2,175,440	$682,026	$733,791

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effects	20,548	25,283	6,694	8,230

Pro forma net income	$2,270,142	$2,150,157	$675,332	$725,561

Earnings per share:

Basic - as reported	$1.11	$1.09	$0.33	$0.37
Basic - pro forma	$1.10	$1.07	$0.33	$0.36

Diluted - as reported	$1.09	$1.06	$0.32	$0.36
Diluted - pro forma	$1.08	$1.04	$0.32	$0.35

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

Comparison of Financial Condition as of March 31, 2005 and June 30, 2004

ASSETS

Total assets of the Company increased to $293.3 million at March 31, 2005, up from $284.6 million at June 30, 2004. The growth in assets was the result of an increase in loans which amounted to $158.7 million, or 55.1% of total assets at March 31, 2005, as compared to $150.5 million, or 52.9% of total assets at June 30, 2004, an increase of $8.2 million or 5.4%.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased to $18.9 million at March 31, 2005 as compared to $21.4 million at June 30, 2004, a decrease of $2.5 million or 11.7%. Cash, such as vault cash and balances with correspondent banks, increased to $13.7 million at March 31, 2005 as compared to $12.9 million at June 30, 2004. The change was a function of normal daily activities. Federal funds sold decreased to $5.2 million at March 31, 2005 as compared to $8.5 million at June 30, 2004.

INVESTMENT SECURITIES

Investment securities increased to $105.7 million at March 31, 2005 as compared to $104.8 million at June 30, 2004, an increase of $849,000, or 0.8%. The increase was the result of purchases of $23.3 million in investment securities, including $15.2 million in mortgage-backed securities. This increase was partially offset by $10.7 million in matured or called securities for the nine-month period ended March 31, 2005. Principal payments on investment securities amounted to $10.5 million during the nine-month period ended March 31, 2005, including $10.1 million in principal payments on mortgage-backed securities. The unrealized loss position increased to $0.5 million at March 31, 2005 from $0.3 million at June 30, 2004. The decrease in the market value of the securities portfolio is primarily the result of recent increases in market interest rates. The majority of the maturities during the nine-month period were U.S. government agencies and corporate securities shifting the portfolio composition away from these sectors and more significantly toward mortgage-backed securities and state and political subdivision securities. The Company continued to invest in locally generated municipal securities contributing to the increase of $4.5 million in state and political subdivision securities during the nine-month period ended March 31, 2005. The opening of Greene County Commercial Bank has helped promote the Company as a potential investor for various local state and political subdivision securities.

(Dollars rounded to nearest thousand)	Market value at March 31, 2005	Percentage of portfolio	Market value at June 30, 2004	Percentage of portfolio

U.S. government agencies	$5,936	5.6%	$9,108	8.7%
State and political subdivisions	27,074	25.7	22,584	21.5
Mortgage-backed securities	65,401	61.9	61,175	58.4
Asset-backed securities	150	0.1	195	0.2
Corporate debt securities	5,604	5.3	10,379	9.9
Total debt securities	104,165	98.6	103,441	98.7

Equity securities and other	1,518	1.4	1,393	1.3

Total available-for-sale securities	$105,683	100.0%	$104,834	100.0%

LOANS

Net loans receivable increased to $157.3 million at March 31, 2005 from $148.9 million at June 30, 2004, an increase of $8.4 million, or 5.6%. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Mergers by local banking competitors also appear to have helped with loan growth and demand. Loan modifications and refinancing have slowed significantly during the nine months ended March 31, 2005. As a result of these changes, the residential mortgage portfolio increased by $6.9 million and the home equity portfolio increased by $1.2 million during the nine-month period. It appears consumers continue to use the equity in their homes and credit cards to fund financing needs for some activities where in the past an installment loan may have been the choice. The low financing options from auto makers continued to cut into the Bank’s automobile loan generation. The Company has had some success in generating growth in commercial mortgages which increased $1.0 million during the nine-month period ended March 31, 2005 for the same reasons as indicated for the residential mortgages, including a low interest rate environment, strong customer satisfaction and competitor's merger activities.

(Dollars rounded to nearest thousand)	At Mar. 31, 2005	Percentage of portfolio	At June 30, 2004	Percentage of portfolio

Real estate mortgages
Residential	$119,885	75.5%	$112,949	75.1%
Commercial	15,841	9.9	14,815	9.8
Home equity loans	11,547	7.3	10,333	6.9
Commercial loans	7,476	4.7	7,822	5.2
Installment loans	3,462	2.2	3,988	2.6
Passbook loans	562	0.4	557	0.4
Total loans	$158,743	100.0%	$150,464	100.0%
Less: Allowance for loan losses	(1,240)		(1,241)
Unearned origination fees and costs, net	(201)		(285)
Net loans receivable	$157,302		$148,938

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. The level of the provision for the nine months and quarter ended March 31, 2005, was driven by the continued strong asset quality and the level of net charge-offs associated with the overdraft protection program. Various regulatory agencies issued guidance recommending banks include the net charged off account balances associated with such program in the evaluation of the allowance for loan loss. The Company has implemented this guidance as net charge-offs were included with other operating expenses as other losses associated with customer accounts. The charged off amount does not include associated fees which would have been collected. Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on the Company’s results of operations and financial condition.

Allowance for loan losses	Nine months ended	Nine months ended
	March 31, 2005	March 31, 2004

Balance at the beginning of the period	$1,241,091	$1,163,825
Charge-offs:
Installment loans to individuals	58,131	44,918
Overdraft protection	45,917	---
Total loans charged off	104,048	44,918

Recoveries:
Home equity	---	2,791
Installment loans to individuals	17,261	36,382
Overdraft protection	15,415	---
Total recoveries	32,676	39,173
Net charge-offs	71,372	5,745

Provisions charged to operations	70,503	75,000
Balance at the end of the period	$1,240,222	$1,233,080

Ratio of net charge-offs to average loans outstanding	0.05%	0.00%
Ratio of net charge-offs to nonperforming assets	39.5%	1.39%
Allowance for loan loss to nonperforming loans	685.8%	299.34%
Allowance for loan loss to net loans receivable	0.79%	0.86%

Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered a nonperforming asset. The Bank of Greene County had no accruing loans delinquent more than 90 days at March 31, 2005 or June 30, 2004.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At March 31, 2005	At June 30, 2004

Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$90,215	$268,138
Commercial mortgage loans	---	---
Home equity	57,464	67,795
Commercial loans	14,939	---
Installment loans to individuals	18,225	4,782

Total nonaccruing loans	180,843	340,715

Real Estate Owned:
Residential mortgages loans (one- to four-family)	---	97,689

Total real estate owned	---	97,689

Total nonperforming assets	$180,843	$438,404

Total nonperforming assets as a percentage of total assets	0.06%	0.15%

Total nonperforming loans to total loans	0.11%	0.23%

At March 31, 2005, gross interest income of $10,720 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent at March 31, 2005.

DEPOSITS

Total deposits increased to $253.2 million at March 31, 2005 from $243.7 million at June 30, 2004, an increase of $9.5 million, or 3.9%. The composition of the deposit portfolio shifted toward noninterest bearing deposits and money market accounts which continued to contribute to the improvement in net interest spread and margin. Noninterest bearing accounts increased $2.5 million and money market accounts increased $9.5 million offsetting decreases in certificates of deposit and savings accounts, which declined $2.3 million and $1.1 million, respectively, between March 31, 2005 and June 30, 2004. Marketing efforts to attract noninterest bearing deposits including free gift offers and emphasis on attracting commercial checking accounts continued to be successful. Greene County Commercial Bank contributed approximately $8.9 million to overall deposit growth consisting of $369,000 in checking accounts and $8.5 million in money market accounts between June 30, 2004 and March 31, 2005.

(Dollars rounded to nearest thousand)	At Mar. 31, 2005	Percentage Of portfolio	At June 30, 2004	Percentage of portfolio

Noninterest bearing deposits	$38,153	15.1%	$35,645	14.6%
Certificates of deposit	54,716	21.6	57,022	23.4
Savings deposits	95,867	37.9	96,950	39.8
Money market deposits	43,368	17.1	33,867	13.9
NOW deposits	21,095	8.3	20,234	8.3
Total deposits	$253,199	100.0%	$243,718	100.0%

BORROWINGS

At March 31, 2005, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date
$5,000,000	3.64% -Fixed two years, convertible thereafter	10/24/2013
2,500,000	6.80% -Fixed	10/04/2005
$7,500,000

The $5.0 million borrowing is convertible given certain criteria including three-month LIBOR of at least 7.5%. The fixed rate term expires on October 24, 2005.

STOCKHOLDERS’ EQUITY

The primary changes in stockholders’ equity included changes in retained earnings and accumulated comprehensive income. Retained earnings was increased by net income of $2.3 million and partially offset by dividends paid of $783,000. Accumulated comprehensive income was affected by a $114,000 increase in the available-for-sale portfolio’s net unrealized loss position to $298,000, net of tax. Treasury stock decreased by $39,000 due to the exercise of 3,700 options under the 2000 Stock Option Plan, and $73,000 due to the vesting of 6,800 MRP shares, reducing the number of shares held in treasury to 88,132 shares.

Comparison of Operating Results for the Nine Months and Quarter Ended March 31, 2005 and 2004

Average Balance Sheet

The following Average Balance Sheet tables set forth certain information relating to Greene County Bancorp, Inc. for the nine months and quarters ended March 31, 2005 and 2004. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. For the nine months and quarters ended March 31, 2005 and 2004, average balances were based on daily averages, except for deposit accounts which were based on weekly averages. Interest and balances of nonaccrual loans and certain deferred origination fees and costs have been excluded from the average loan balances and yield calculations in these tables.

Nine Months Ended March 31, 2005 and 2004

(Dollars in thousands)		2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$153,409	$7,460	6.48%	$137,518	$7,066	6.85%
Investment securities[2]	103,419	2,847	3.67	101,967	2,864	3.75
Federal funds	9,534	134	1.87	8,694	65	1.00
Interest bearing bank balances	1,971	44	2.98	1,661	17	1.36
FHLB stock	1,729	38	2.93	1,361	4	0.39
Total interest earning assets	270,062	10,523	5.20	251,201	10,016	5.32

Interest bearing liabilities:
Savings and money market deposits	133,384	1,137	1.14	118,277	999	1.13
Demand and NOW deposits	55,435	75	0.18	47,067	68	0.19
Certificates of deposit	56,275	894	2.12	60,502	1,111	2.45
Borrowings	8,075	295	4.87	10,636	367	4.60
Total interest bearing liabilities	$253,169	$2,401	1.26%	$236,482	$2,545	1.43%

Net interest income		$8,122			$7,471

Net interest rate spread			3.94%			3.89%

Net interest margin			4.01%			3.97%

Average interest earning assets to
average interest bearing liabilities			106.67%			106.22%

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

	Nine Months Ended March 31,
(Dollars in thousands)	2005 versus 2004
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease )
Loans receivable, net[1]	$740	$(346)	$394
Investment securities[2]	34	(51)	(17)
Federal funds	7	62	69
Interest-bearing bank balances	4	23	27
FHLB stock	1	33	34
Total interest-earning assets	786	(279)	507

Interest-bearing liabilities:
Savings deposits	129	9	138
Demand and NOW deposits	10	(3)	7
Certificates of deposit	(74)	(143)	(217)
Borrowings	(95)	23	(72)
Total interest-bearing liabilities	(30)	(114)	(144)
Net interest income	$816	$(165)	$651

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

Quarter Ended December 31, 2005 and 2004

(Dollars in thousands)		2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$155,300	$2,492	6.42%	$142,278	$2,374	6.67%
Investment securities[2]	104,252	926	3.56	102,978	1,018	3.95
Federal funds	7,609	45	2.37	5,922	13	0.88
Interest bearing bank balances	2,143	20	3.73	1,613	6	1.49
FHLB stock	1,729	17	3.93	1,361	4	1.18
Total interest earning assets	271,033	3,500	5.17	254,152	3,415	5.37

Interest bearing liabilities:
Savings and money market deposits	135,252	386	1.14	119,808	326	1.09
Demand and NOW deposits	55,873	25	0.18	49,468	23	0.19
Certificates of deposit	55,472	298	2.15	59,107	333	2.25
Borrowings	7,500	87	4.64	12,145	137	4.51
Total interest bearing liabilities	$254,097	$796	1.25%	$240,528	$819	1.36%

Net interest income		$2,704			$2,596
Net interest rate spread			3.92%			4.01%
Net interest margin			3.99%			4.09%
Average interest earning assets to
average interest bearing liabilities			106.67%			105.66%

1Calculated net of deferred loan fees and costs, loan discounts, loans in process and loan loss reserves.
2Includes tax-free securities, mortgage-backed securities and asset-backed securities.

	Three Months Ended March 31,
(Dollars in thousands)	2005 versus 2004
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$200	$(82)	$118
Investment securities[2]	13	(105)	(92)
Federal funds	5	27	32
Interest-bearing bank balances	3	11	14
FHLB stock	1	12	13
Total interest-earning assets	222	(137)	85

Interest-bearing liabilities:
Savings deposits	44	16	60
Demand and NOW deposits	3	(1)	2
Certificates of deposit	(20)	(15)	(35)
Borrowings	(54)	4	(50)
Total interest-bearing liabilities	(27)	4	(23)
Net interest income	$249	$(141)	$108

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets amounted to 1.06% for the nine months and 0.94% for the quarter ended March 31, 2005 as compared to 1.09% for the nine months and 1.08% for quarter ended March 31, 2004. Return on average equity decreased to 9.82% for the nine months and 8.61% for the quarter ended March 31, 2005 as compared to 9.97% for the nine months and 9.87% for the quarter ended March 31, 2004. The change in return on average assets and return on average equity was primarily the result of a decrease in noninterest income and an increase in noninterest expenses, primarily in salaries and employee benefits. Net income amounted to $2.3 million for the nine months ended March 31, 2005 as compared to $2.2 million for the nine months ended March 31, 2004, an increase of $0.1 million or 4.5%. Net income for the quarter ended March 31, 2005 totaled $682,000 compared to $734,000 for the quarter ended March 31, 2004, a decrease of $52,000 or 7.1%. Average assets amounted to $288.4 million for the nine month period ended March 31, 2005 as compared to $266.3 million for the same period ended March 31, 2004, an increase of $22.1 million or 8.3%. Average assets amounted to $290.3 million for the quarter ended March 31, 2005 as compared to $271.6 million for the quarter ended March 31, 2004, an increase of $18.7 million or 6.9%. Average equity amounted to $31.1 million for the nine month period ended March 31, 2005 as compared to $29.1 million for the same period ended March 31, 2004, an increase of $2.0 million or 6.9%. Average equity amounted to $31.7 million for the quarter ended March 31, 2005 as compared to $29.7 million for the quarter ended March 31, 2004, an increase of $2.0 million or 6.7%.

INTEREST INCOME

Interest income amounted to $10.5 million for the nine months ended March 31, 2005 as compared to $10.0 million for the nine months ended March 31, 2004, an increase of $0.5 million or 5.0%. Interest income amounted to $3.5 million for the quarter ended March 31, 2005 as compared to $3.4 million for the quarter ended March 31, 2004, an increase of $0.1 million or 2.9%. The growth in average interest earning assets had the greatest impact on net interest income as illustrated in the rate/volume tables above. Average interest earning assets amounted to $270.1 million for the nine months ended March 31, 2005 as compared to $251.2 million for the nine months ended March 31, 2004, an increase of $18.9 million or 7.5%. The yield on such assets decreased by 12 basis points to 5.20% for the nine months ended March 31, 2005 as compared to 5.32% for the nine months ended March 31, 2004. Average interest earning assets amounted to $271.0 million for the quarter ended March 31, 2005 as compared to $254.2 million for the quarter ended March 31, 2004, an increase of $16.8 million or 6.6%. However, the average yield on such assets decreased by 20 basis points to 5.17% for the quarter ended March 31, 2005 as compared to 5.37% for the quarter ended March 31, 2004. The interest earned on loans most significantly impacted overall interest earned when comparing the nine months and quarter ended March 31, 2005 and 2004. Average loans increased $15.9 million to $153.4 million for the nine months ended March 31, 2005 as compared to $137.5 million for the nine months ended March 31, 2004. The average yield on such loans decreased 37 basis points to 6.48% for the nine months ended March 31, 2005 compared to 6.85% for the nine months ended March 31, 2004. Average loans increased $13.0 million to $155.3 million for the quarter ended March 31, 2005 as compared to $142.3 million for the quarter ended March 31, 2004. The average yield on such loans decreased 25 basis points to 6.42% for the quarter ended March 31, 2005 compared to 6.67% for the quarter ended March 31, 2004. Changes in the average balance and yield on investments also had a significant impact on overall interest income when comparing both the nine months and quarters ended March 31, 2005 and 2004. The average investment balance increased by $1.4 million and the yield on such investments decreased 8 basis points to an average investment balance of $103.4 million at an average yield of 3.67% for the nine-month period ended March 31, 2005 as compared to an average investment balance of $102.0 million at an average yield of 3.75% for the nine-month period ended March 31, 2004. During the quarter ended March 31, 2005, the average balance of investments increased $1.3 million to $104.3 million and the yield on such investments fell 39 basis points to 3.56% for the quarter ended March 31, 2005. These declines were primarily the result of additional premium write-downs taken on various DUS bonds due to prepayments and the replacement of matured securities with lower yielding investments.

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

INTEREST EXPENSE

Interest expense amounted to $2.4 million for the nine months ended March 31, 2005 as compared to $2.5 million for the nine months ended March 31, 2004, a decrease of $0.1 million. Interest expense amounted to $796,000 for the quarter ended March 31, 2005 as compared to $819,000 for the quarter ended March 31, 2004, a decrease of $23,000. The average balance of interest bearing liabilities amounted to $253.2 million and the average rate decreased to 1.26% for the nine months ended March 31, 2005 as compared to an average balance of $236.5 million with an average rate of 1.43% for the nine months ended March 31, 2004, an increase in average interest bearing liabilities of $16.7 million and a decrease in average rate of 17 basis points. The average balance of interest bearing liabilities amounted to $254.1 million and the average rate decreased to 1.25% for the quarter ended March 31, 2005 as compared to an average balance of $240.5 million with an average rate of 1.36% for the quarter ended March 31, 2004, an increase in average interest bearing liabilities of $13.6 million and a decrease in average rate of 11 basis points. The average rate paid on certificates of deposits had the most significant impact on the overall rate of interest bearing liabilities. The average rate on certificates of deposits decreased 33 basis points to 2.12% for the nine months ended March 31, 2005 as compared to 2.45% for the nine months ended March 31, 2004. The average rate on certificates of deposits decreased 10 basis points to 2.15% for the quarter ended March 31, 2005 as compared to 2.25% for the quarter ended March 31, 2004. The average balances of such certificates of deposit decreased by $4.2 million and $3.6 million for the nine months and quarter ended March 31, 2005 due primarily to the continued low interest rate environment. The shift in the deposit portfolio to more noninterest bearing deposits and lower rate money market accounts also contributed to lower interest expense. Noninterest bearing deposits represented $38.2 million or 15.1% of deposits at March 31, 2005 as compared to $31.6 million or 13.6% of deposits at March 31, 2004. Money market accounts represented $43.4 million or 17.1% of deposits at March 31, 2005 as compared to $28.8 million or 12.5% of deposits at March 31, 2004.

Interest expense on borrowings amounted to $295,000 and $87,000 on average balances of $8.1 million and $7.5 million.  The average rates on such borrowings were 4.87% and 4.64% for the nine months and quarter ended March 31, 2005, respectively. This compares to interest expense of $367,000 and $137,000 on average balances of $10.6 million and $12.1 million and average rates of 4.60% and 4.51% for the nine months and quarter ended March 31, 2004, respectively. The declines in average balances and average rates paid on such borrowings caused the lower borrowing expense. The pay off of $2.5 million in borrowings at the beginning of September 2004 which carried a rate of 6.82% helped to reduce the overall average rate paid on such borrowings.

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

NET INTEREST INCOME

Net interest income increased to $8.1 million for the nine months ended March 31, 2005 as compared to $7.5 million for the nine months ended March 31, 2004, an increase of $0.6 million or 8.0%. Net interest income increased to $2.7 million for the quarter ended March 31, 2005 as compared to $2.6 million for the quarter ended March 31, 2004, an increase of $0.1 million or 3.8%. This growth in net interest income was the result of improved net interest spread and net interest margin when comparing the nine months and quarters ended March 31, 2005 and 2004. Net interest spread increased five basis points to 3.94% for the nine months ended March 31, 2005 from 3.89% for the nine months ended March 31, 2004, and nine basis points to 3.92% for the quarter ended March 31, 2005 as compared to 4.01% for the quarter ended March 31, 2004. Net interest margin increased four basis points to 4.01% for the nine months ended March 31, 2005 from 3.97% for the nine months ended March 31, 2004, and declined 10 basis points to 3.99% for the quarter ended March 31, 2005 as compared to 4.09% for the quarter ended March 31, 2004. Growth in interest earning assets, particularly growth in loans offset declines in rates paid on such loans and the lower rates paid on certificates of deposits also significantly contributed to the improvement in net interest margin and spread when comparing the nine months ended March 31, 2005 and 2004. The decline of 39 basis points in yield on investments to 3.56% for the quarter ended March 31, 2005 as compared to 3.95% for the quarter ended March 31, 2004 had the most significant impact on spread and margin when comparing the two quarters. As discussed above, additional premium write-downs taken on various DUS bonds due to prepayments and the replacement of matured securities with lower yielding investments were the reasons for the decline in yield on investments.

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

PROVISION FOR LOAN LOSSES

The provision for loan loss for the nine months ended March 31, 2005 and 2004 amounted to $70,500 and $75,000, respectively. The provision for loan loss for the quarter ended March 31, 2005 amounted to $27,000 compared to $30,000 for the quarter ended March 31, 2004. The levels of provision for loan loss were affected by loan growth and strong asset quality. During the nine months ended March 31, 2005, The Bank of Greene County began including net charge-offs associated with the Overdraft Protection Program in the analysis of the allowance for loan loss, which contributed about $31,000 to the level of the provision. The charge-offs associated with the overdraft protection program were previously included in other noninterest expense. Nonperforming assets to total assets amounted to 0.06% and nonperforming loans to total loans amounted to 0.11% at March 31, 2005 as compared to nonperforming assets to total assets which amounted to 0.15% and nonperforming loans to total loans which amounted to 0.23% at June 30, 2004. The collateral associated with the residential mortgages and home equities classified as nonaccrual was deemed sufficient and the amount of installment and other loans classified as nonaccrual were insignificant at approximately $33,000 in principal balance at March 31, 2005.

NONINTEREST INCOME

Noninterest income remained constant at $2.0 million for the nine months ended March 31, 2005 and March 31, 2004. Noninterest income decreased to $612,000 for the quarter ended March 31, 2005 as compared to $709,000 for the quarter ended March 31, 2004, a decrease of $97,000 or 13.7%. The Company has seen a decline in the use of the Overdraft Protection Program during the quarter ended March 31, 2005 contributing to lower service fees when comparing the quarter and nine-month periods ended March 31, 2005 and 2004. During the quarter ended March 31, 2004 the Company had recognized a gain on the sale of securities of approximately $47,000. There were no sales of securities during the quarter or nine-month periods ended March 31, 2005. These decreases were partially offset by an increase in fees from debit card activity, and income from the Company’s investment services business. Profit on other real estate owned amounted to $19,500 for the nine months ended March 31, 2005 as compared to $1,500 for the nine months ended March 31, 2004.

NONINTEREST EXPENSE

Noninterest expense amounted to $6.8 million, and $6.2 million for the nine months ended March 31, 2005 and 2004, respectively, an increase of $0.6 million, or 9.7%. Noninterest expense amounted to $2.3 million, and $2.2 million for the quarters ended March 31, 2005 and 2004, respectively, an increase of $0.1 million or 4.5%.

The most significant items contributing to the overall increases in noninterest expense were higher salary and employee benefits. Salary and employee benefits amounted to $3.8 million and $3.3 million for the nine months ended March 31, 2005 and 2004, respectively. Salary and employee benefits amounted to $1.3 million and $1.1 million for the quarters ended March 31, 2005 and 2004, respectively. Salaries and employee benefits costs increased $522,000 and $185,000 when comparing the nine months and quarters ended March 31, 2005 and 2004, respectively. Additional staffing, including marketing and information technology staff contributed to the higher expense. The increased reliance on technology to enhance products and services offered to customers, increased regulatory burden and information security as well as the upcoming core system conversion were the primary reasons for the new information technology staff.

Occupancy expense amounted to $353,000 and $325,000, for the nine months ended March 31, 2005 and 2004, an increase of $28,000 or 8.6%. The increase was the result of higher real estate taxes as well as higher utility and insurance expenses. Deprecation on buildings also increased slightly due to renovations and modifications made at the Main Branch Office.

Equipment and furniture expense amounted to $456,000 and $419,000 for the nine months ended March 31, 2005 and 2004, respectively, an increase of $37,000 or 8.8%. Equipment and furniture expense amounted to $132,000 and $138,000 for the quarters ended March 31, 2005 and 2004, respectively, a decrease of $7,000 or 5.1%. The increased expenses were primarily due to higher depreciation some of which is the result of modifications and renovations to the Operations Center and Main office. Expense associated with upgrading the ATM machines to be Triple DES compatible was also incurred over the nine-month period ended March 31, 2005.

Service and data processing amounted to $803,000 for the nine months ended March 31, 2005 as compared to $757,000 for the nine months and quarter ended March 31, 2004, an increase of $46,000. Service and data processing amounted to $248,000 for the quarter ended March 31, 2005 as compared to $267,000 for the quarter ended March 31, 2004, a decreased $19,000. Expense associated with service and data processing included fees paid to Fiserv for outsourced data processing and was driven by the number of accounts processed which continue to grow due to new customers including new municipal activities of Greene County Commercial Bank. Also, included in this category were expenses associated with the additional internet banking services such as online bill pay functionality. Fees paid to Visa© for processing debit cards were also included in this category and continue to increase as usage grows.

Office supplies expense amounted to $94,000 for the nine months ended March 31, 2005 as compared to $75,000 for the nine months ended March 31, 2004, and increase of $19,000 or 25.3%. The increase was primarily the result of supply needs for Greene County Commercial Bank and normal volume.

Other noninterest expense amounted to $1.3 million for the nine months ended March 31, 2005 and $1.4 million for the nine months ended March 31, 2004, a decrease of $86,000. During the nine months ended March 31, 2004, the Company incurred various expenses such as legal fees of $43,000 incurred in the start-up of Greene County Commercial Bank; such fees were not incurred during the nine months ended March 31, 2005. Greene County Commercial Bank activities were included in the consolidated group for the Company at and for the periods ended March 31, 2005. Charge-offs associated with the Carefree Overdraft Privilege amounted to $54,000 for the nine-month period ended March 31, 2004 and such charge-offs have been reclassed into provision for loan losses for the nine-month period ended March 31, 2005.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. The effective tax rate decreased to 29.3% for the nine months and 30.9% for the quarter ended March 31, 2005, compared to 31.7% for the nine months and 33.3% for the quarter ended March 31, 2004. A major reason for the changes in effective rates was the increase in the percentage of income that municipal securities and other tax free investments contributed to total income during the quarter and nine-month periods as well as tax benefits received for various stock based compensation plans.

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

Mortgage loan commitments totaled $5.8 million at March 31, 2005. The unused portion of overdraft lines of credit amounted to $0.6 million, the unused portion of home equity lines of credit amounted to $4.3 million, and the unused portion of commercial lines of credit amounted to $3.0 million at March 31, 2005. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from Federal Home Loan Bank of New York.

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

The Bank of Greene County met all regulatory capital requirements at March 31, 2005 and June 30, 2004. Consolidated shareholders’ equity represented 10.73% of total assets at March 31, 2005 and 10.48% of total assets of June 30, 2004.

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

Date: May 13, 2005

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: May 13, 2005

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

Date: May 13,  2005                                                                            _/s/ J. Bruce Whittaker
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

Date: May 13, 2005                                                       /s/ Michelle Plummer
 Michelle M. Plummer,
 Chief Financial Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2005 and that to the best of his knowledge:

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

Date: May 13, 2005                                                         _/s/ J. Bruce Whittaker
J. Bruce Whittaker, President and
Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2005 and that to the best of her knowledge:

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

Date: May 13, 2005                                                        /s/ Michelle Plummer
 Michelle M. Plummer,
 Chief Financial Officer