Form 10KSB
period 2005-06-30
GREENE COUNTY BANCORP INC
filed 2005-09-28
CIK 1070524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2005
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
YES     X                  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                  NO     X

The Registrant’s revenues for the fiscal year ended June 30, 2005 were $16,778,510.

As of September 20, 2005, there were issued and outstanding 4,132,206 shares of the Registrant's common stock of which 1,455,915 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $18.80 on such date, the aggregate value of stock held by non-affiliates was $27,371,202.

DOCUMENTS INCORPORATED BY REFERENCE
1. Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2005 (Part II).
2. Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III)

Transitional Small Business Disclosure Formant  Yes   No     X

GREENE COUNTY BANCORP, INC. AND SUBSIDIARY
FORM 10-KSB

Index

Item 13.              Exhibits, Financial Statements Schedules and Reports On Form 8-K.......................................................................................   31-32

Item 14.              Principal Accountant Fees and Services .............................................................................................................................................32

Part IV

Signatures

Certifications

PART I

ITEM 1.   Description of Business

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a New York-chartered savings bank. A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (55.8%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company. The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan. In June 2004, The Bank of Greene County opened a new limited-purpose subsidiary, Greene County Commercial Bank. The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County. In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision. At June 30, 2005, Greene County Bancorp, Inc.’s assets consisted primarily of the outstanding capital stock of The Bank of Greene County and cash and investments of $4.6 million. At June 30, 2005, 1,825,274 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public including executive officers and directors, 175,764 shares were held as Treasury stock and 2,304,632 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company. Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and various Greene County Bancorp, Inc. investment securities.

At June 30, 2005, Greene County Bancorp, Inc. had consolidated total assets of $294.7 million, consolidated total deposits of $253.2 million, consolidated borrowings from the Federal Home Loan Bank of New York of $7.5 million and consolidated total equity of $32.8 million.

Greene County Bancorp, Inc.’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

The Bank of Greene County

The Bank of Greene County was organized in 1889 as The Building and Loan Association of Catskill, a New York-chartered savings and loan association. In 1974, The Bank of Greene County converted to a New York mutual savings bank under the name Greene County Savings Bank. In conjunction with the reorganization and the offering completed in December 1998, which resulted in the organization of Greene County Bancorp, Inc., Greene County Savings Bank changed its name to The Bank of Greene County. The Bank of Greene County’s deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law. The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, commercial real estate loans, consumer loans, home equity loans and commercial business loans. In addition, The Bank of Greene County invests a significant portion of its assets in investment securities, mortgage-backed and asset-backed securities. The Bank of Greene County's revenues are derived principally from the interest on its residential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. The Bank of Greene County’s affiliation with Fenimore Asset Management and with Essex Corporation to offer investment alternatives for customers also contribute to revenues. The Bank of Greene County's primary sources of funds are deposits, and principal and interest payments on loans and investment securities and mortgage- and asset-backed securities. At June 30, 2005, The Bank of Greene County had borrowed $7.5 million from the Federal Home Loan Bank of New York.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank. Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the General Municipal Law. At June 30, 2005, Greene County Commercial Bank had $13.5 million in assets, $11.2 million in total deposits, and $2.3 million in equity.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter. The Office of Thrift Supervision regulates Greene County Bancorp, MHC. Greene County Bancorp, MHC owns 55.8% of the common stock issued and outstanding of Greene County Bancorp, Inc. Greene County Bancorp, MHC does not engage in any business activity other than to hold Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $173,000 in cash and cash equivalents at June 30, 2005.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Market Area

The Bank of Greene County has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves. The Bank of Greene County currently operates six full-service banking offices in Greene County and southern Albany County, New York as well as a loan origination office in the city of Hudson in Columbia County, New York. The Bank of Greene County's primary market area is currently concentrated around the areas within Greene County and southern Albany County where its full-service banking offices are located, namely the towns of Catskill, Cairo, Coxsackie, Greenville, Tannersville and Westerlo. During 2005, The Bank of Greene County began expansion of services into Columbia County with the opening of the loan origination office in Hudson, New York, The Bank of Greene County has received regulatory approval to convert the loan origination office in Hudson to a full-service branch and expects to open the full-service facility in early November 2005, subsequent to the conversion of the core deposit and lending system which is scheduled for October 17, 2005. Due to the growth experienced over the last several years and expected future growth, The Bank of Greene County determined to build larger offices in Cairo and Coxsackie. The Cairo facility was completed in June 2005 and the construction and build-out of the new Coxsackie branch is expected to be ready for occupancy early in January 2006.

As of the 2000 census estimates, the Greene County population was 48,300 persons, indicating an overall increase in the population level of 8.0% since the last census conducted in 1990. Greene County is primarily rural and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains. The County has no concentrations of manufacturing industry. Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area. The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. The County of Greene and the Coxsackie Correctional Facilities are the largest employers in the County. Other large employers include the Hunter Mountain and Ski Windham resort areas, the Catskill, Cairo-Durham, Greenville and Coxsackie-Athens Central School Districts and Stiefel Labs, Inc.

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

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity. Cash, cash equivalents and securities available for sale comprised 40.3% of total assets at June 30, 2005, all of which can be used for liquidity needs. The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages. Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable rate loans in order to help mitigate interest rate risk.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
One-to-four family	$117,207	70.74%	$106,287	70.64%	$98,511	73.67%
Commercial real estate	18,077	10.91	14,815	9.85	11,481	8.59
Construction and land	5,255	3.17	4,682	3.11	2,519	1.88
Multi-family	1,477	0.89	1,980	1.31	1,696	1.27
Total real estate loans	142,016	85.71	127,764	84.91	114,207	85.41

Consumer loans
Installment (1)	3,466	2.09	3,988	2.65	4,360	3.26
Home equity	12,607	7.61	10,333	6.87	7,821	5.85
Passbook	742	0.45	557	0.37	747	0.56
Total consumer loans	16,815	10.15	14,878	9.89	12,928	9.67

Commercial business loans	6,859	4.14	7,822	5.20	6,576	4.92

Total consumer loans and
commercial business loans	23,674	14.29	22,700	15.09	19,504	14.59

Total gross loans	165,690	100.00%	150,464	100.00%	133,711	100.00%

Less:
Deferred fees and discounts	(163)		(285)		(337)
Allowance for loan losses	(1,236)		(1,241)		(1,164)

Total loans receivable, net	$164,291		$148,938		$132,210

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans:
Real estate loans:
One-to-four family	$112,970	68.18%	$100,859	67.03%	$92,718	69.34%
Commercial real estate	13,039	7.87	9,152	6.08	7,097	5.31
Construction and land	5,105	3.08	4,115	2.74	2,445	1.83
Multi-family	1,401	0.85	1,728	1.15	1,379	1.03
Total fixed-rate real estate loans	132,515	79.98	115,854	77.00	103,639	77.51

Consumer loans
Installment (1)	3,466	2.09	3,988	2.65	4,360	3.26
Home equity	5,397	3.26	4,882	3.25	4,911	3.67
Passbook	742	0.45	557	0.37	747	0.56
Commercial business loans	5,042	3.04	5,703	3.79	4,754	3.56
Total fixed-rate loans	147,162	88.82	130,984	87.06	118,411	88.56

Adjustable-rate loans
Real estate loans:
One-to-four family	4,237	2.56	5,428	3.61	5,793	4.33
Commercial real estate	5,038	3.03	5,663	3.76	4,384	3.28
Construction and land	150	0.09	567	0.37	74	0.05
Multi-family	76	0.05	252	0.17	317	0.24
Consumer loans
Home Equity	7,210	4.35	5,451	3.62	2,910	2.18
Commercial business loans	1,817	1.10	2,119	1.41	1,822	1.36
Total adjustable-rate loans	18,528	11.18	19,480	12.94	15,300	11.44

Total gross loans	165,690	100.00%	150,464	100.00%	133,711	100.00%

Less:
Deferred fees and discounts	(163)		(285)		(337)
Allowance for loan losses	(1,236)		(1,241)		(1,164)

Total loans receivable, net	$164,291		$148,938		$132,210

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

One-to-Four Family Residential Loans. The Bank of Greene County's primary lending activity is the origination of one-to-four family residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area. One-to-four family residential mortgage loans refer to loans collateralized by residences; by contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings. Generally, one to four-family residential mortgage loans are made in amounts up to 89.9% of the appraised value of the property. However, The Bank of Greene County will originate one-to-four family residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance. For the year ended June 30, 2005, less than one percent of the one-to-four family mortgage loans originated by The Bank of Greene County were originated with loan-to-value ratios over 89.9%. For the year ended June 30, 2005, The Bank of Greene County originated 70% to 75% in one-to-four family residential mortgage loans with loan-to-value ratios of 80% or more but without private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years The Bank of Greene County has been successful in marketing and originating such loans with 15-year terms. One-to-four family fixed-rate loans are offered with monthly payment features. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on all properties collateralizing real estate loans made by The Bank of Greene County.

At June 30, 2005, virtually all of The Bank of Greene County’s one-to-four family residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market. However, generally the one-to-four family residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market. To the extent fixed rate one-to-four family residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2005, $4.2 million, or 2.56% of The Bank of Greene County's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates, compared to $113.0 million, or 68.18% of the loan portfolio comprised of one-to-four family residential loans with fixed interest rates. The Bank of Greene County’s willingness and capacity to originate and hold in portfolio fixed rate one-to-four family residential mortgage loans has enabled it to expand customer relationships in the current low interest rate environment where borrowers have generally preferred fixed rate mortgage loans. However, as noted above, to the extent The Bank of Greene County retains fixed rate one-to-four family residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would remain fixed while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

The Bank of Greene County originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences. The Bank of Greene County issues a commitment and has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum term of six months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 89.9% (or up to 95% with private mortgage insurance), of the completed project. The Bank of Greene County also offers loans collateralized by undeveloped land. The acreage associated with such loans is limited. These land loans generally are intended for future sites of primary or secondary residences. The terms of vacant land loans generally have a ten-year amortization and a five-year balloon payment.

Construction lending generally involves a greater degree of risk than other one-to-four family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays may further impair the borrower's ability to repay the loan.

The Bank of Greene County's residential mortgage loan originations are generally obtained from The Bank of Greene County's loan representatives operating in its branch offices through their contacts with existing or past loan customers, depositors of The Bank of Greene County, attorneys and accountants who refer loan applications from the general public, and local realtors. The Bank of Greene County has loan originators who call upon customers during non-banking hours and at locations convenient to the customer.

All one-to-four family residential mortgage loans originated by The Bank of Greene County include "due-on-sale" clauses, which give The Bank of Greene County the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At June 30, 2005, $117.2 million, or 70.74% of The Bank of Greene County's loan portfolio, consisted of one-to-four family residential mortgage loans. Approximately $126,000 of such loans (representing four loans) were included in nonperforming loans as of that date.

Commercial Real Estate and Multifamily Loans. At June 30, 2005, $18.1 million, or 10.91%, of the total loan portfolio consisted of commercial real estate loans. Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank of Greene County originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is generally 75%. At June 30, 2005, the largest commercial mortgage loan had a principal balance of $697,500 and was a loan for a new firehouse. At June 30, 2005, one commercial real estate loan totaling $50,000 was included in nonperforming loans.

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

The Bank of Greene County originates a limited number of multi-family loans, which totaled $1.5 million, or 0.89% of The Bank of Greene County’s total loans at June 30, 2005. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area. There were no multi-family loans included in nonperforming loans at June 30, 2005. The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.

Consumer Loans. The Bank of Greene County’s consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years. At June 30, 2005 consumer loans totaled $16.8 million, or 10.15% of the total loan portfolio. Installment loans totaling $51,000 were included in nonperforming loans as of that date.

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

The Bank of Greene County offers fixed- and adjustable-rate home equity loans that are collateralized by the borrower’s residence. Home equity loans are generally underwritten with terms not to exceed 15 years and under the same criteria that The Bank of Greene County uses to underwrite one-to-four family fixed rate loans. Home equity loans may be underwritten with terms not to exceed 15 years and with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $50,000 unless approved by the Board of Directors. The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. At June 30, 2005, the outstanding balance of home equity loans totaled $12.6 million, or 7.61% of The Bank of Greene County’s total loan portfolio. There were three home equity loans which amounted to $96,000 included in nonperforming loans at June 30, 2005.

Commercial Business Loans. The Bank of Greene County also originates commercial business loans up to 10 years at fixed and adjustable rates. The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment. The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial business borrowers. The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan. At June 30, 2005, The Bank of Greene County had $6.9 million of commercial business loans representing 4.14% of the total loan portfolio. On such date, the average balance of The Bank of Greene County’s commercial business loans was approximately $44,500. The largest commercial business loan had a balance of $697,500 and represented a loan for a local fire district’s new building. At June 30, 2005, The Bank of Greene County’s commercial loan portfolio included 154 loans collateralized by real estate, fire trucks, or other equipment. There were three commercial business loans included in nonperforming loans at June 30, 2005 totaling $24,000.

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

Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2005 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. Lines of credit with no specified maturity date are included in the category “within one year.”

The following table illustrates the future maturities of such loans at June 30, 2005.

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	1 Year	3 Years	5 Years	10 Years	10 Years	Total
(Dollars in thousands)
Real estate loans:
One-to-four family	$2,035	$2,208	$2,006	$13,375	$97,583	$117,207
Commercial	3,423	1,736	288	2,595	10,035	18,077
Construction and land	---	438	379	90	4,348	5,255
Multi-family	---	76	---	127	1,274	1,477
Total real estate loans	5,458	4,458	2,673	16,187	113,240	142,016

Consumer loans	8,586	1,631	2,122	2,766	1,710	16,815

Commercial business loans	1,933	749	1,024	1,417	1,736	6,859

Total loan portfolio	$15,977	$6,838	$5,819	$20,370	$116,686	$165,690

The total amount of the above loans due after June 30, 2006 that have fixed interest rates is $145.6 million while the total amount of loans due after such date that have adjustable interest rates is $4.1 million. The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail on pages 8-9 of Greene County Bancorp, Inc.’s 2005 Annual Report to Shareholders, which discussion is incorporated herein by reference.

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

At June 30, 2005, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a number of mortgages and commercial business loans to a local entrepreneur that amounted to $1.0 million. The loans comprising this lending relationship were performing in accordance with their terms as of June 30, 2005.

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

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as non-performing. Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status. Other real estate owned is included in non-performing assets. At June 30, 2005, The Bank of Greene County had non-performing loans of $348,000 and a ratio of non-performing loans to total loans of 0.21%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO is charged against earnings. At June 30, 2005, The Bank of Greene County had no OREO and its ratio of non-performing assets to total assets was 0.12%. The following table sets forth delinquencies in The Bank of Greene County's loan portfolio at June 30, 2005. When a loan is delinquent 90 days or more, The Bank of Greene County fully reverses all accrued interest thereon and ceases to accrue interest or other deferred origination fees or costs thereafter. A loan is not removed from nonaccrual status until the loan is current and evidence supports the borrower’s ability to maintain a current status. The Bank of Greene County had no nonaccrual loans in the 60 to 89 days delinquent category at June 30, 2005 and June 30, 2004. For all the dates indicated, The Bank of Greene County did not have any material restructured loans.

			Percentage of loan category
		Dollar amount
	Number
60 to 89 days delinquent
Real estate:
One-to-four family	14	$883,534	92.24%
Commercial	---	---	---
Construction and land	---	---	---
Multi-family	---	---	---
Installment	8	44,291	4.62
Home equity	1	20,083	2.10
Commercial business	1	10,000	1.04
Total loan delinquency 60 to 89 days	24	957,908	100.00

90 days and over delinquent
Real estate:
One-to-four family	4	125,841	36.13
Commercial	1	50,318	14.44
Construction and land	---	---	---
Multi-family	---	---	---
Installment	10	51,387	14.75
Home equity	3	96,381	27.67
Commercial business	3	24,416	7.01
Total loan delinquency 90 days and over	21	348,343	100.00

Total loans delinquent over 60 days
Real estate:
One-to-four family	18	1,009,375	77.27
Commercial	1	50,318	3.85
Construction and land	---	---	---
Multi-family	---	---	---
Installment	18	95,678	7.33
Home equity	4	116,464	8.92
Commercial business	4	34,416	2.63
Total loans delinquent over 60 days	45	$1,306,251	100.00%

Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated. The Bank of Greene County had no accruing loans delinquent more than 90 days at June 30, 2005, 2004, and 2003.

	At June 30,
	2005	2004	2003

Nonaccruing loans:
Real estate loans
One-to-four family	$125,841	$268,138	$211,074
Commercial real estate	50,318	---	---
Installment	51,387	4,782	7,183
Home equity	96,381	67,795	2,104
Commercial business	24,416	---	---
Total nonaccruing loans	348,343	340,715	220,361

Real estate owned:
Real estate loans
One-to-four family	---	97,689	55,125
Commercial real estate	---	---	---
Total real estate owned	---	97,689	55,125

Total non-performing assets	$348,343	$438,404	$275,486

Total as a percentage of total assets	0.12%	0.15%	0.11%

During the year ended June 30, 2005, gross interest income of $12,000 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent during the year ended June 30, 2005.

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

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it establishes a valuation allowance or "loss reserve" in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When The Bank of Greene County classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount. The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations. At June 30, 2005, The Bank of Greene County had two loans that amounted to $456,000 classified as substandard and no other classified assets.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to noninterest expense) and is reduced by net charge-offs. At June 30, 2005, the total allowance was $1,235,999, which amounted to 0.75% of total net loans receivable and 354.82% of nonperforming loans. Management will continue to monitor and modify the level of the allowance for loan losses. For the year ended June 30, 2005, The Bank of Greene County’s charge-offs amounted to $121,400. For the years ended June 30, 2004 and 2003, The Bank of Greene County’s charge-offs amounted to $76,000 and $150,600, respectively.

Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2005	2004	2003

Balance at the beginning of period	$1,241,091	$1,163,825	$1,068,734

Charge-offs:
One- to four family real estate	---	---	---
Commercial real estate	---	---	37,494
Home equity	27,252	---	---
Installment	37,267	75,958	113,089
Overdraft protection account	56,264	---	---
Commercial business	576	---	---
Total charge-offs	121,359	75,958	150,583

Recoveries:
One- to four family real estate	---	---	1,072
Commercial real estate	---	---	24,093
Home equity	---	2,791	---
Installment	22,068	45,433	40,509
Overdraft protection account	23,696	---	---
Total recoveries	45,764	48,224	65,674

Net charge-offs	75,595	27,734	84,909
Additions charged to operations	70,503	105,000	180,000
Balance at end of period	$1,235,999	$1,241,091	$1,163,825

Ratio of net charge-offs to average loans outstanding	0.05%	0.02%	0.06%
Ratio of net charge-offs to nonperforming assets	21.70%	6.33%	30.82%
Allowance for loan loss to nonperforming loans	354.82%	364.26%	528.14%
Allowance for loan loss to net loans	0.75%	0.83%	0.88%

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

	June 30, 2005			June 30, 2004			June 30, 2003
			Percent			Percent			Percent
			of loans			of loans			of loans
		Loan	in each		Loan	in each		Loan	in each
	Amount of	Amounts	category	Amount of	Amounts	category	Amount of	Amounts	category
	loan loss	By	to total	loan loss	By	to total	Loan loss	By	to total
	allowance	Category	loans	allowance	Category	loans	allowance	Category	loans
(Dollars in thousands)
One-to-four family	$501	$117,207	70.7%	$510	$106,287	70.6%	$482	$98,511	73.7%
Commercial real estate	413	18,077	10.9	278	14,815	9.9	247	11,481	8.6
Construction and land	23	5,255	3.2	15	4,682	3.1	9	2,519	1.9
Multi-family	2	1,477	0.9	14	1,980	1.3	17	1,696	1.3
Installment	85	3,411	2.1	86	3,988	2.6	96	4,360	3.2
Home equity	64	12,607	7.6	54	10,333	6.9	44	7,821	5.9
Passbook	---	742	0.5	1	557	0.4	1	747	0.5
Commercial business	128	6,859	4.1	283	7,822	5.2	259	6,576	4.9
Overdraft Privilege	20	55	---	---	---	---	---	---	---
Specific	---	---	---	---	---	---	---	---	---
Unallocated	---	---	---	---	---	---	9	---	---
Totals	$1,236	$165,690	100.0%	$1,241	$150,464	100.0%	$1,164	$133,711	100.0%

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

At June 30, 2005, The Bank of Greene County had $98.9 million in investment securities, or 33.6% of total assets. SFAS No. 115 requires The Bank of Greene County to designate its securities as held to maturity, available for sale, or trading, depending on The Bank of Greene County's ability and intent regarding its investments. As of June 30, 2005, the entire investment securities portfolio was classified as available for sale. At June 30, 2005, The Bank of Greene County's mortgage-backed securities portfolio totaled $62.2 million, or 21.1% of total assets and The Bank of Greene County’s asset-backed securities portfolio totaled $0.1 million, or less than 0.1% of total assets.

Book Value of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

	At June 30,
	2005		2004		2003
	Book	Percent	Book	Percent	Book	Percent
	value	of total	Value	of total	Value	of total
(Dollars in Thousands)
Investment securities, AFS
U.S. Government agencies	$3,889	3.9%	$9,108	8.7%	$9,659	9.7%
State and political subdivisions	26,086	26.4	22,584	21.5	14,655	14.6
Mortgage-backed securities	62,158	62.9	61,175	58.4	57,581	57.7
Asset-backed securities	144	0.2	195	0.2	288	0.3
Corporate debt securities	5,056	5.1	10,379	9.9	16,283	16.3
Equity securities and other	1,518	1.5	1,393	1.3	1,365	1.4
Total investment securities, AFS	$98,851	100.0%	$104,834	100.0%	$99,831	100.0%

The estimated fair value of debt securities at June 30, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After	After
		In	One Year	Five Years
		One Year	Through	Through		After
		Or Less	Five Years	Ten Years		Ten Years	Total

U.S. Government agencies	$	---	$1,985	$1,904	$	---	$3,889
State and political subdivisions		2,838	9,540	9,895		3,813	26,086
Mortgage-backed securities		30	23,940	19,549		18,639	62,158
Asset-backed securities		---	---	---		144	144
Corporate debt securities		4,539	517	---		---	5,056
Total debt securities		7,407	35,982	31,348		22,596	97,333
Other securities		1,518	---	---		---	1,518
Total securities available-for-sale		$8,925	$35,982	$31,348		$22,596	$98,851
Weighted average yield		5.50%	3.04%	3.82%		3.92%	3.71%

A discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the increased level of mortgage-backed securities is set forth in Management’s Discussion and Analysis on page 12-13 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

Mortgage-Backed and Asset-Backed Securities. The Bank of Greene County purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. At June 30, 2005, mortgage-backed securities (including CMOs) totaled $62.1 million or 21.1% of total assets, all of which were classified as available for sale. At June 30, 2005, $9.9 million of the mortgage-backed securities were adjustable rate and $52.2 million were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 3.38% to 7.02%, a weighted average yield of 3.45% and a weighted average life (including pre-payment assumptions) of 3.7 years at June 30, 2005. The estimated market value of The Bank of Greene County's mortgage-backed securities at June 30, 2005 was $62.2 million, which was $0.1 million less than cost.

The pooling of mortgages and the issuance of a security with an interest rate that is based on the interest rate on the underlying mortgages creates mortgage-backed securities. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as The Bank of Greene County, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of The Bank of Greene County.

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

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of The Bank of Greene County's mortgage-backed securities portfolio. The Bank of Greene County's $62.2 million mortgage-backed securities portfolio at June 30, 2005 consisted of $24.0 million with a weighted average yield of 2.77% and contractual maturities within five years, $19.5 million with a weighted average yield of 3.95% and contractual maturities of five to ten years and the remaining $18.6 million with a weighted average yield of 3.82% and contractual maturities more than 10 years. However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, The Bank of Greene County may be subject to reinvestment risk because, to the extent that The Bank of Greene County's securities prepay faster than anticipated, The Bank of Greene County may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving The Bank of Greene County of the ability to reinvest cash flows at the increased rates of interest.

At June 30, 2005, The Bank of Greene County’s portfolio of asset-backed securities contained one investment which amounted to $0.1 million, or less than 0.1% of total assets, which was classified as available for sale. The security had a fixed coupon at 6.68% and a yield to maturity of 6.68%. The average remaining life was 0.12 years with remaining contractual maturity over 10 years at June 30, 2005. The estimated market value of the asset-backed security at June 30, 2005 was $0.1 million, which was approximately the same as cost at such date.

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

Mortgage Servicing Rights. The Bank of Greene County had no mortgage servicing rights at June 30, 2005 or 2004 and does not expect to invest in mortgage servicing rights in future periods nor sell mortgages with servicing retained.

Sources of Funds

General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of securities, and proceeds from maturing securities and cash flows from operations are the primary sources of The Bank of Greene County's funds for use in lending, investing and for other general purposes.

Deposits. The Bank of Greene County and Greene County Commercial Bank offer a variety of deposit accounts with a range of interest rates and terms. The Bank of Greene County's deposit accounts consist of savings, NOW accounts, money market accounts, certificates of deposit and non-interest bearing checking accounts. The Bank of Greene County also offers Individual Retirement Accounts. Greene County Commercial Bank offers money market accounts, certificates of deposit and non-interest bearing checking accounts and NOW accounts.

At June 30, 2005, consolidated deposits totaled $253.2 million. At June 30, 2005, The Bank of Greene County had a total of $54.0 million in certificates of deposit, of which $33.5 million had maturities of one year or less. Although The Bank of Greene County has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and The Bank of Greene County's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Deposits are obtained predominantly from the areas in which The Bank of Greene County's branch offices are located. The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County's ability to attract and retain deposits. The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, and print media. It generally does not solicit deposits from outside its market area. While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates. The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits. Historically, The Bank of Greene County has not used brokers to obtain deposits. Greene County Commercial Bank’s purpose is to attract deposits from local municipalities. Greene County Commercial Bank had $10.7 million in money market deposits at June 30, 2005.

The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.

		At June 30,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Transaction and savings deposits
Demand deposits	$37,591	14.9%	$35,645	14.6%	$25,443	11.7%
Savings deposits	97,759	38.6	96,950	39.8	87,699	40.2
NOW deposits	23,130	9.1	20,234	8.3	16,465	7.5
Money market deposits	40,766	16.1	33,867	13.9	26,364	12.1
Total non-certificates of deposit	199,246	78.7%	186,696	76.6%	155,971	71.5%

Certificate of deposit
0.00 - 1.99%	19,197	7.6	34,940	14.3	19,490	8.9
2.00 - 2.99%	24,205	9.5	10,340	4.3	21,109	9.7
3.00 - 3.99%	8,106	3.2	8,313	3.4	16,548	7.6
4.00 - 5.99%	2,483	1.0	3,429	1.4	4,927	2.3
6.00 - 7.99%	---	---	---	---	---	---
8.00 - and over	---	---	---	---	---	---
Total certificates of deposit	53,991	21.3	57,022	23.4	62,074	28.5
Total deposits	$253,237	100.0%	$243,718	100.0%	$218,045	100.0%

The following indicates the amount of The Bank of Greene County’s certificates of deposit by time remaining to maturity as of June 30, 2005 and June 30, 2004.

(Dollars in thousands)	3months	3 to 6	7 to 12	Over 12
	Or less	Months	Months	Months	Total

As of June 30, 2005
Certificates of deposit less than $100,000	$9,629	$9,012	$11,097	$17,024	$46,762
Certificates of deposit $100,000 or more	916	1,167	1,714	3,432	7,229
Total certificates of deposit	$10,545	$10,179	$12,811	$20,456	$53,991

As of June 30, 2004
Certificates of deposit less than $100,000	$10,486	$10,997	$12,665	$15,236	$49,384
Certificates of deposit $100,000 or more	1,967	1,336	1,632	2,703	7,638
Total certificates of deposit	$12,453	$12,333	$14,297	$17,939	$57,022

The following table sets forth the amount and remaining maturities of The Bank of Greene County’s certificates of deposit accounts at June 30, 2005.

	0.00-	2.00-	3.00-	4.00-		Percent of
	1.99%	2.99%	3.99%	5.99%	Total	Total
(Dollars in thousands)
Certificates of deposit
Maturity in quarter ended:
September 30, 2005	$9,159	$472	$750	$164	$10,545	19.5%
December 31, 2005	6,362	3,484	41	292	10,179	18.9
March 31, 2006	2,813	3,594	130	6	6,543	12.1
June 30, 2006	808	4,938	95	427	6,268	11.6
September 30, 2006	30	4,826	212	1,555	6,623	12.3
December 31, 2006	10	3,484	838	31	4,363	8.1
March 31, 2007	5	999	1,070	8	2,082	3.8
June 30, 2007	--	615	977	--	1,592	2.9
September 30, 2007	10	800	97	--	907	1.7
December 31, 2007	--	348	632	--	980	1.8
March 31, 2008	--	503	298	--	801	1.5
June 30, 2008	--	122	444	--	566	1.1
Thereafter	--	20	2,522	--	2,542	4.7
Total	$19,197	$24,205	$8,106	$2,483	$53,991	100.0%

Percent of total	35.6%	44.8%	15.0%	4.6%	100.0%

Borrowed Funds. In the event that The Bank of Greene County requires funds beyond its ability to generate them internally, additional sources of funds are available through the Federal Home Loan Bank (“FHLB”). At June 30, 2005, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $13,542,050 with the FHLB. Residential mortgages are pledged by The Bank of Greene County as collateral to secure The Bank of Greene County’s line of credit and term borrowing. Interest on the line is determined at the time of borrowing. In addition to the overnight line of credit program, The Bank of Greene County also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates. The advances are collateralized by all of The Bank of Greene County’s stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans, certain multi-family loans and U.S. Government Agency obligations in an aggregate amount equal up to 133% of outstanding advances. The maximum amount that the FHLB will advance to member institutions, including The Bank of Greene County, fluctuates from time to time in accordance with policies of the FHLB.

The following table set forth certain information regarding borrowed funds.

At June 30, 2005:
Amount	Rate	Maturity date
$5,000,000	3.64% - fixed two years, convertible thereafter	10/24/2013
2,500,000	6.80% - fixed	10/04/2005
$7,500,000

Average daily balance outstanding:               $  7,931,507
Maximum amount outstanding during the year         $10,000,000
Weighted average interest rate during the year  4.84%
Weighted average interest at end of year            4.69%

Personnel

As of June 30, 2005, The Bank of Greene County had 95 full-time employees and 11 part-time employees. Greene County Bancorp, Inc. has no employees who are not also Bank employees. A collective bargaining group does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.

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

Bad Debt Reserves. Prior to the 1996 Act, The Bank of Greene County was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at The Bank of Greene County’s taxable income. As a result of the 1996 Act, The Bank of Greene County must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Greene County Commercial Bank may opt for the reserve method of accounting for bad debts since it is not a thrift institution and the assets of the consolidated group are less than $500 million. Greene County Commercial Bank had no reserve established as of June 30, 2005 since it held no loans at that date.

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

At June 30, 2005, The Bank of Greene County’s total federal pre-1988 reserve was approximately $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made. A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2005, The Bank of Greene County and Greene County Commercial Bank had no net operating loss carry forward for federal income tax purposes.

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

State Taxation

New York State Taxation - General. Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank report income on a combined fiscal year basis to New York State. The New York State franchise tax on banking corporations is imposed in an amount equal to the greater of (a) 7.5% of the "entire net income" allocable to New York State, (b) 3.0% of the "alternative entire net income" allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) $250. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. Greene County Bancorp, MHC files a separate New York State franchise tax return.

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

Recapture of New York State Bad Debt Reserves. If The Bank of Greene County ceases to qualify as a “thrift institution” (as defined in the New York State tax law), or fails to hold at least 60.0% of its assets in “Qualifying Assets”, it will no longer be entitled to use the reserve method and must recapture into entire net income a portion of its NY QRPL Reserve. The amount subject to recapture is generally equal to the excess of the NY QRPL Reserve over the federal QRPL Reserve as of December 31, 1995. The amount of The Bank of Greene County’s NY QRPL Reserve subject to recapture was approximately $1.8 million at June 30, 2005. Since it is The Bank of Greene County’s intention to continue to qualify as a thrift institution and to meet the 60.0% Qualifying Asset test, a deferred tax liability has not been established for the $89,100 New York State tax that would result from such failure.

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

REGULATION

General

The Bank of Greene County and Greene County Commercial Bank are New York-chartered banks and the Federal Deposit Insurance Corporation through the BIF (“Bank Insurance Fund”) insures their deposit accounts up to applicable limits. The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the New York State Banking Department (the “Department”), as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by, the Federal Deposit Insurance Corporation and the Department concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as mutual savings and loan holding companies, are subject to regulation by the Office of Thrift Supervision and are required to file reports with the Office of Thrift Supervision. Any change in such regulations, whether by the Department, the Federal Deposit Insurance Corporation, or the Office of Thrift Supervision could have a material adverse impact on The Bank of Greene County, Greene County Commercial Bank, or Greene County Bancorp, Inc., or Greene County Bancorp, MHC.

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

New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities that may be authorized by the Department. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets. Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include, but are not limited to, requirements that (i) certain loans must be approved in advance by a majority of the entire board of directors and the interested party must abstain from participating directly or indirectly in the voting on such loan, (ii) the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii) the loan must not involve more than a normal risk of repayment or present other unfavorable features.

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

At June 30, 2005, The Bank of Greene County exceeded all regulatory capital requirements.

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

Federal law and Federal Deposit Insurance Corporation regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as The Bank of Greene County, may continue to invest in common or preferred stock listed on a National Securities Exchange or the NASDAQ National Market, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of June 30, 2005, The Bank of Greene County had no securities pursuant to this exception.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act, enacted in 2002, represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions became effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Community Reinvestment Act

Under the Community Reinvestment Act, as amended, as implemented by Federal Deposit Insurance Corporation regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of a savings institution to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Bank of Greene County’s latest CRA rating was “outstanding.”

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

The Bank of Greene County's NYCRA rating as of its latest examination was “outstanding.”

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

As a member, The Bank of Greene County is required to purchase and maintain stock in the FHLB of New York. At June 30, 2005, The Bank of Greene County had $1,784,800 of FHLB stock. The dividend rate from FHLB stock was 4.70% at June 30, 2005. No assurance can be given that such dividends will continue in the future at such levels.

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

ITEM 2.               Description of Properties

The Bank of Greene County currently conducts its business through six full-service banking offices and a loan origination office. Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Operations Center, 302 Main Street, Catskill, New York. The following table sets forth The Bank of Greene County's offices as of June 30, 2005. The Bank of Greene County is currently in the process of replacing the Coxsackie branch with a larger facility within one mile of the Route 385 address. Management is still evaluating the alternatives related to the Coxsackie Branch located on Route 385 in West Coxsackie and the Cairo Branch located on Main Street in Cairo. The alternatives include the sale of these two buildings or maintaining the buildings and leasing the property to other interested parties.

		Original		Net Book Value
	Leased	Year	Date of	of Property or
	or	Leased or	Lease	Leasehold
Location	Owned	Acquired	Expiration	Improvements
(Dollars in thousands)

Main Office (1)
Main & Church Streets
Catskill, NY 12414	Owned	1963	---	$310

Full Service Branches
Coxsackie Branch
Route 385
West Coxsackie, NY 12051	Owned	1974	---	$319

Cairo Branch
Main Street
Cairo, NY 12413	Owned	1988	---	$313

Cairo Branch
230 Matthew Simons Road
Cairo, NY 12413	Owned	2005	---	$2,182

Greeneville Branch
Route 32
Greeneville, NY 12083	Owned	1997	---	$914

Tannersville Branch
Main Street
Tannersville, NY 12485	Owned	2000	---	$1,213

Westerlo Branch
Routes 141 & 143
Westerlo, NY 12193	Leased	2001	November 30, 2005	$92

Operations Center (1)
302 Main Street
Catskill, NY 12414	Owned	1999	---	$590

Loan Origination Center	Leased	2004	October 31, 2006	---
21 North 7th Street
Hudson, NY 12534

(1) Includes adjacent parking lot

ITEM 3.  Legal Proceedings

Greene County Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, involve amounts that are believed by management to be immaterial to the financial condition and results of operations of Greene County Bancorp, Inc.

ITEM 4.               Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year under report.

PART II

ITEM 5.                Market for Common Equity and Related Security Holder Matters

The “Common Stock and Related Matters” section on page 22-23 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

There were no sales of unregulated securities during fiscal 2005. There were no repurchases of shares by Greene County Bancorp, Inc. during fiscal year 2005.

ITEM 6.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

The “Management's Discussion and Analysis of Financial Condition and Results of Operations” section on pages 7-24 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.                 Financial Statements

The selected financial information for the year ended June 30, 2005 is filed as part of Greene County Bancorp, Inc.’s Annual Report to Shareholders on pages 5-6, and is incorporated herein by reference.

ITEM 8.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

               None.

ITEM 8A.               Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  Other Information

Not applicable.

                                                                                       PART III

ITEM 9.                   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The “Proposal I - Election of Directors” section on pages 2-4 of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) is incorporated herein by reference.

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

ITEM 10.   Executive Compensation

The “Proposal I - Election of Directors” section on pages 9 of Greene County Bancorp, Inc.’s 2005 Proxy Statement is incorporated herein by reference.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              The "Proposal I - Election of Directors" section on page 2-4 of Greene County Bancorp, Inc.'s 2005 Proxy Statement is incorporated herein by reference.

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

Set forth below is certain information as of June 30, 2005 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2000 Stock Option Plan	115,424	$4.33	3,798
2000 Recognition and Retention Plan	—	—	5,188
Total	115,424	$4.33	8,986

ITEM 12.   Certain Relationships and Related Transactions

The “Transactions with Certain Related Persons” section on page 13 of Greene County Bancorp, Inc.’s 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows, all of which are included in the Annual Report to Shareholders (Exhibit 13):

(A) Report of Independent Registered Public Accounting Firm - page 25

(B) Consolidated Statements of Financial Condition - page 26

(C) Consolidated Statements of Income - page 27

(D) Consolidated Statements of Comprehensive Income - page 28

(E) Consolidated Statements of Changes in Equity - page 29

(F) Consolidated Statements of Cash Flows - page 30

(G) Notes to Consolidated Financial Statements - pages 31-46

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2005 is not deemed to be filed as part of this report except as expressly provided herein.

(b) Reports on Form 8-K

On May 4, 2005, Greene County Bancorp, Inc. filed Form 8-K pursuant to Item 9 “Fair Disclosure” and in satisfaction of Item 12, “Disclosure of Results of Operations and Financial Condition” which announced its earnings for the three and nine months ended March 31, 2005. On May 19, 2005, Greene County Bancorp, Inc. filed Form 8-K pursuant to Item 8.01 “Other Events” to announce a two-for-one stock split.

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

                 32.0   Certification of Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.   Principal Accountant Fees and Services

The “Proposal 2-Ratification of Appointment of Auditors” section on page 13 Greene County Bancorp, Inc.’s 2005 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 28, 2005   By: /s/ J. Bruce Whittaker
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

Date: September 28, 2005      Date: September 28, 2005

By:  /s/ J. Bruce Whittaker                          By:  /s/ Charles Schaefer
        J. Bruce Whittaker, President                                                                                  Charles Schaefer
        Chief Executive Office and Director                       Director

Date: September 28, 2005                     Date: September 28, 2005

By:  /s/ Paul Slutzky                             By:  /s/ David H. Jenkins
Paul Slutzky                         David H. Jenkins, DVM
Director                            Director

Date: September 28, 2005                  Date: September 28, 2005

By:  /s/ Dennis R. O’Grady                          By:  /s/ Martin C. Smith
Dennis R. O’Grady                                Martin C. Smith
Director                                   Director

Date: September 28, 2005      Date: September 28, 2005

By:  /s/ Arthur Place
Arthur Place
Director

Date: September 28, 2005

EXHIBIT 13
ANNUAL REPORT TO SHAREHOLDERS

EXHIBIT 21

SUBSIDIARIES OF GREENE COUNTY BANCORP, INC.

Company        Percent Owned

The Bank of Greene County    100.0% owned by Greene County Bancorp, Inc.

EXHIBIT 23
CONSENT OF EXPERTS

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-51538) of Greene County Bancorp, Inc. of our report dated July 29, 2005 relating to the financial statements of Greene County Bancorp, Inc., which appears in the Annual Report to Shareholders, which is included in this Form 10-KSB.

/s/ PricewaterhouseCoopers LLP

Albany, New York
September 28, 2005

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

Date: September 28, 2005                                                                      /s/ J. Bruce Whittaker
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

Date: September 28, 2005                                                                   /s/ Michelle Plummer
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
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, and Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) each certify in his or her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2005 and that to the best of his or her knowledge:

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

September 28, 2005     _/s/ J. Bruce Whittaker__________________
Date       J. Bruce Whittaker
                                                                                         President and Chief Executive Officer

September 28, 2005     _/s/ Michelle M. Plummer________________
Date       Michelle M. Plummer
                                                                                          Chief Financial Officer