Form 10QSB
period 2005-09-30
GREENE COUNTY BANCORP INC
filed 2005-11-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes:   X    No:

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of The Exchange Act.

Yes:             No:   X

As of November 14, 2005, the registrant had 4,132,206 shares of common stock outstanding at $ .10 par value.

Transitional Small Business Disclosure
Format: Yes:             No:  X

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	5
	* Consolidated Statements of Changes in Shareholders’ Equity	6
	* Consolidated Statements of Cash Flows	7
	* Notes to Consolidated Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11-22

Item 3.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signatures	24-28

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Statement of Chief Executive Officer
Exhibit 32.2 906 Statement of Chief Financial Officer
		25 26 27 28

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2005 (unaudited) and June 30, 2005

ASSETS	September 30, 2005	June 30, 2005
Cash and due from banks	8,375,473	$10,871,829
Federal funds sold	10,742,665	9,059,377
Total cash and cash equivalents	19,118,138	19,931,206

Investment securities, at fair value	91,565,662	98,851,363
Federal Home Loan Bank stock, at cost	1,784,800	1,784,800

Loans	169,873,221	165,690,699
Less: Allowance for loan losses	(1,249,199)	(1,235,999)
Unearned origination fees and costs, net	(139,312)	(163,203)
Net loans receivable	168,484,710	164,291,497

Premises and equipment	8,177,091	7,795,631
Accrued interest receivable	1,524,016	1,572,830
Prepaid expenses and other assets	369,218	452,242
Total assets	$291,023,635	$294,679,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$38,866,579	$37,590,756
Interest bearing deposits	210,829,088	215,646,532
Total deposits	249,695,667	253,237,288

Borrowings from FHLB	7,500,000	7,500,000
Accrued expenses and other liabilities	889,071	1,189,782
Total liabilities	258,084,738	261,927,070

Shareholders’ equity
Preferred stock,
Authorized 1,000,000 shares; none issued
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,132,206 shares at September 30, 2005
and 4,129,906 shares at June 30, 2005;	430,567	430,567
Additional paid-in capital	10,177,495	10,128,980
Retained earnings	23,421,773	23,168,205
Accumulated other comprehensive income	17,884	162,424
Treasury stock (shares at cost) 173,464 shares at September 30, 2005
and 175,764 shares at June 30, 2005	(929,378)	(941,694)
Unearned ESOP shares (at cost)	(179,444)	(195,983)
Total shareholders’ equity	32,938,897	32,752,499
Total liabilities and shareholders’ equity	291,023,635	$294,679,569

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Interest income:
Loans	$2,681,931	$2,461,108
Investment securities	143,718	267,720
Mortgage-backed securities	458,300	518,264
Tax free securities	232,337	213,650
Interest bearing deposits and federal funds sold	119,551	46,675
Total interest income	3,635,837	3,507,417

Interest expense:
Interest on deposits	816,718	693,029
Interest on borrowings	89,360	118,592
Total interest expense	906,078	811,621

Net interest income	2,729,759	2,695,796

Provision for loan losses	30,000	43,829

Net interest income after provision for loan losses	2,699,759	2,651,967

Noninterest income:
Service charges on deposit accounts	462,805	436,811
Other operating income	339,390	247,241
Total noninterest income	802,195	684,052

Noninterest expense:
Salaries and employee benefits	1,460,682	1,204,225
Occupancy expense	136,417	115,694
Equipment and furniture expense	184,047	156,372
Service and data processing fees	282,461	279,252
Office supplies	28,889	29,461
Other	472,878	424,495
Total noninterest expense	2,565,374	2,209,499

Income before provision for income taxes	936,580	1,126,520

Provision for income taxes	281,100	322,000

Net income	$655,480	$804,520

Basic EPS	$0.16	$0.20
Basic shares outstanding	4,089,291	4,109,854

Diluted EPS	$0.16	$0.19
Diluted average shares outstanding	4,176,192	4,209,180

All share and per share information have been restated to give effect to the 2-for-1 stock split which was effective on May 31, 2005
See notes to consolidated financial statements

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Net income	$655,480	$804,520

Other comprehensive (loss)income:

Unrealized holding (losses) gains arising during the three months ended September 30, 2005 and 2004, net of
tax benefit/(expense) of $92,216 and $(393,586), respectively.	(144,540)	616,907

Total other comprehensive (loss)income	(144,540)	616,907

Comprehensive income	$510,940	$1,421,427

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2005 and 2004
(Unaudited)

				Accumulated
		Additional		Other	Unearned		Unearned	Total
	Capital	Paid - In	Retained	Comprehensive	Stock-based	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Compensation	Stock	Shares	Equity

Balance at
June 30, 2004	$215,284	$10,151,621	$21,002,589	$(183,422)	($39,319)	($1,056,906)	($264,035)	$29,825,812

ESOP shares earned		42,518					17,503	60,021

Options exercised		11,535				16,065		27,600

Stock-based compensation earned					13,107			13,107

Dividends declared			(381,648)					(381,648)

Net income			804,520					804,520

Change in unrealized gain, net				616,907				616,907
Balance at
September 30, 2004	$215,284	$10,205,674	$21,425,461	$433,485	($26,212)	($1,040,841)	($246,532)	$30,966,319
Balance at
June 30, 2005	$430,567	$10,128,980	$23,168,205	$162,424	$--	($941,694)	($195,983)	$32,752,499

ESOP shares earned		51,775					16,539	68,314

Options exercised		(3,260)				12,316		9,056

Dividends declared			(401,912)					(401,912)

Net income			655,480					655,480

Change in unrealized gain, net				(144,540)				(144,540)
Balance at
September 30, 2005	$430,567	$10,177,495	$23,421,773	$17,884	$---	$(929,378)	$(179,444)	$32,938,897

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net Income	$655,480	$804,520
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	189,813	151,000
Net amortization of premium	431,184	315,673
Provision for loan losses	30,000	43,829
ESOP and other stock-based compensation earned	68,314	73,128
Net increase in accrued income taxes	281,100	110,066
Net decrease (increase) in accrued interest receivable	48,814	(38,385)
Net decrease in prepaid and other assets	175,240	79,351
Net (decrease) increase in other liabilities	(581,811)	159,627
Net cash provided by operating activities	1,298,134	1,698,809

Cash flows from investing activities:
Proceeds from maturities and calls of securities	4,494,262	4,622,341
Purchases of securities and other investments	(2,236,329)	(4,441,762)
Principal payments on securities	535,173	410,868
Principal payments on mortgage-backed securities	3,824,655	2,324,343
Purchases of mortgage-backed securities	---	(1,043,626)
Net increase in loans receivable	(4,223,213)	(4,678,783)
Proceeds from sale of premises and equipment	1,627	---
Purchases of premises and equipment	(572,900)	(421,518)
Net cash provided by (used in) investing activities	1,823,275	(3,228,137)

Cash flows from financing activities:
Net payments to FHLB	---	(2,500,000)
Dividends paid	(401,912)	(381,648)
Proceeds from exercise of stock options	9,056	27,600
Net (decrease) increase in deposits	(3,541,621)	1,068,132
Net cash used in financing activities	(3,934,477)	(1,785,916)

Net (decrease) in cash and cash equivalents	(813,068)	(3,315,244)

Cash and cash equivalents at beginning of period	19,931,206	21,417,738

Cash and cash equivalents at end of period	$19,118,138	$18,102,494
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2005 and 2004

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2005 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and its subsidiary, Greene County Commercial Bank. The consolidated financial statements at and for the three months ended September 30, 2005 and 2004 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2005, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2006.

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

(2)  (2)  Nature Of Operations

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

(3)  (3)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

(4)  Earnings Per Share

Basic earnings per share (“EPS”) on common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive instruments (such as stock options and unvested restricted stock) became vested and (in the case of stock options) exercised during the period. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations. All share and per share information has been restated to give effect to the 2-for-1 stock split which was effective on May 31, 2005.

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Three Months Ended

September 30, 2005:	$655,480
Basic EPS		4,089,291	$0.16
Diluted EPS		4,176,192	$0.16

September 30, 2004:	$804,520
Basic EPS		4,109,854	$0.20
Diluted EPS		4,209,180	$0.19

(5)  Dividends

The Board of Directors declared a semi-annual cash dividend of $0.22 per share of Greene County Bancorp, Inc.’s common stock. The dividend reflects an annual cash dividend rate of $0.44 per share, which represents an increase from the previous annual cash dividend rate of $0.43 per share. The dividend was payable to stockholders of record as of August 15, 2005, and paid on September 1, 2005. It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends for the current period.

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

(7)       Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. The effect of SFAS 123(R) on the Company's financial statements will not be material.

In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

(8)     Stock-Based Compensation

At September 30, 2005, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the financial statements and notes thereto for the year ended June 30, 2005. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123.  No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	September 30,

	2005	2004

Net income, as reported	$655,480	$804,520

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effects	486	6,919

Pro forma net income	$654,994	$797,601

Earnings per share:

Basic - as reported	$0.16	$0.20
Basic - pro forma	$0.16	$0.20

Diluted - as reported	$0.16	$0.19
Diluted - pro forma	$0.16	$0.19

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview of the Company’s Activities and Risks

Greene County Bancorp, Inc.’s results of operations depend primarily on its net interest income, which is the difference between the income earned on Greene County Bancorp, Inc.’s loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by Greene County Bancorp, Inc.’s provision for loan losses, income and expense pertaining to foreclosed real estate, gains and losses from sales of securities, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges. Greene County Bancorp, Inc.’s noninterest expense consists principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect Greene County Bancorp, Inc.

To operate successfully, the Company must manage various types of risk, including but not limited to, market or interest rate risk, credit risk, transaction risk, liquidity risk, security risk, strategic risk, reputation risk and compliance risk. While all of these risks are important, the risks of greatest significance to the Company relate to market or interest rate risk and credit risk.

Market risk is the risk of loss from adverse changes in market prices and/or interest rates. Since net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is the Company’s primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Company’s assets and liabilities.

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

Credit risk is the risk to the Company’s earnings and shareholders’ equity that results from customers, to whom loans have been made and to the issuers of debt securities in which the Company has invested, failing to repay their obligations. The magnitude of risk depends on the capacity and willingness of borrowers and debt issuers to repay and the sufficiency of the value of collateral obtained to secure the loans made or investments purchased.

Special Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements. Greene County Bancorp, Inc. desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in this Management’s Discussion and Analysis and elsewhere in this quarterly report, describe future plans or strategies and include Greene County Bancorp, Inc.’s expectations of future financial results. The words “believe,”“expect,”“anticipate,”“project,” and similar expressions identify forward-looking statements. Greene County Bancorp, Inc.’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors that could affect actual results include but are not limited to:
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

Comparison of Financial Condition as of September 30, 2005 and June 30, 2005

ASSETS

Total assets of the Company were $291.0 million at September 30, 2005 as compared to $294.7 million at June 30, 2005, a decrease of $3.7 million, or 1.3%. Investment securities amounted to $91.6 million, or 31.6% of assets, at September 30, 2005 as compared to $98.9 million, or 33.5% of assets, at June 30, 2005, a decrease of $7.3 million or 7.4%. Principal pay-downs and maturities associated with investment securities amounted to $8.9 million between June 30, 2005 and September 30, 2005. These activities were partially offset by investment purchases of $2.2 million over the same time frame. Loans grew by $4.2 million between September 30, 2005 and June 30, 2005. As a result, net loans represented 57.9% of assets at September 30, 2005 as compared to 55.8% of assets at June 30, 2005.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased to $19.1 million at September 30, 2005 as compared to $19.9 million at June 30, 2005, a decrease of $0.8 million or 4.0%. Cash, such as vault cash and balances with correspondent banks, decreased approximately $2.5 million between September 30, 2005 and June 30, 2005. Federal funds sold increased to $10.7 million at September 30, 2005 as compared to $9.1 million at June 30, 2005, an increase of $1.6 million or 17.6%. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with investment transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis.

INVESTMENT SECURITIES

Investment securities decreased $7.3 million, or 7.4% to $91.6 million at September 30, 2005 as compared to $98.9 million at June 30, 2005. The decrease in the investment portfolio was the result of principal pay-downs that amounted to $4.4 million, of which $3.8 million were mortgage-backed securities, and maturities that amounted to $4.5 million, of which $3.5 million were corporate securities. Purchases of $2.2 million, primarily tax-free investments, offset the principal pay-downs and maturities between September 30, 2005 and June 30, 2005. The decline in the investment portfolio was used to help fund loan growth. The investment portfolio shifted away from corporate debt securities, which represented 1.7% of the portfolio at September 30, 2005 as compared to 5.1% at June 30, 2005, due to maturities, and toward state and political subdivision investments which represented 29.2% of the portfolio composition at September 30, 2005 as compared to 26.4% at June 30, 2005. The shift toward state and political subdivision securities was to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.

(Dollars rounded to nearest thousand)	Fair value at Sept. 30, 2005	Percentage of portfolio	Fair value at June 30, 2005	Percentage of portfolio

U.S. government agencies	$3,764	4.1%	$3,889	3.9%
State and political subdivisions	26,771	29.2	26,086	26.4
Mortgage-backed securities	57,884	63.2	62,158	62.9
Asset-backed securities	125	0.2	144	0.2
Corporate debt securities	1,526	1.7	5,056	5.1
Total debt securities	90,070	98.4	97,333	98.5

Equity securities and other	1,496	1.6	1,518	1.5

Total available-for-sale securities	$91,566	100.0%	$98,851	100.0%

LOANS

Net loans receivable increased to $168.5 million at September 30, 2005 from $164.3 million at June 30, 2005, an increase of $4.2 million, or 2.6%. The loan growth experienced during the quarter primarily consisted of $2.4 million in residential mortgages, $1.1 million in home equity loans and $0.5 million in commercial loans. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Recent interest rate hikes by the Federal Open Market Committee have yet to significantly affect long term interest rates. If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities. It appears consumers continue to use the equity in their homes to fund financing needs for some activities, where in the past an installment loan may have been the choice. The low financing options from auto makers continued to cut into the Bank’s automobile loan generation.

(Dollars rounded to nearest thousand)	At Sept. 30, 2005	Percentage of portfolio	At June 30, 2005	Percentage of portfolio

Real estate mortgages
Residential	$126,364	74.4%	$123,939	74.8%
Commercial	18,322	10.8	18,077	10.9
Home equity loans	13,699	8.1	12,607	7.6
Commercial loans	7,402	4.3	6,860	4.1
Installment loans	3,333	2.0	3,466	2.1
Passbook loans	753	0.4	742	0.5
Total loans	$169,873	100.0%	$165,691	100.0%
Less: Allowance for loan losses	(1,249)		(1,236)
Unearned origination fees and costs, net	(139)		(163)
Net loans receivable	$168,485		$164,292

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Various regulatory agencies issued guidance recommending banks include the charged off account balances associated with overdraft protection programs in the evaluation of the allowance for loan losses. The charged off amount associated with overdraft protection does not include associated fees which would have been collected. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and is reduced by net charge-offs. The level of the provision for the quarter ended September 30, 2005, was driven by the continued good asset quality. Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Allowance for loan losses	Quarter ended	Quarter ended
	September 30, 2005	September 30, 2004
Balance at the beginning of the period	$1,235,999	$1,241,091
Charge-offs:
Installment loans to individuals	16,239	5,582
Overdraft protection	14,598	22,263
Total loans charged off	30,837	27,845

Recoveries:
Installment loans to individuals	3,986	3,785
Overdraft protection	10,051	8,434
Total recoveries	14,037	12,219

Net charge-offs	16,800	15,626

Provisions charged to operations	30,000	43,829
Balance at the end of the period	1,249,199	$1,269,294

Ratio of net charge-offs to average loans outstanding	0.01%	0.01%
Ratio of net charge-offs to nonperforming assets	5.20%	3.88%
Allowance for loan loss to nonperforming loans	387.01%	416.61%
Allowance for loan loss to net loans receivable	0.74%	0.82%

Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Foreclosed real estate is considered a nonperforming asset. The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2005 or June 30, 2005.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At September 30, 2005	At June 30, 2005

Nonaccruing loans
Real estate mortgage loans
Residential mortgages loans (one- to four-family)	$235,908	$125,841
Commercial mortgage loans	---	50,318
Home equity	80,698	96,381
Commercial loans	---	24,416
Installment loans to individuals	6,176	51,387

Total nonaccruing loans	322,782	348,343

Foreclosed real estate	---	--

Total nonperforming assets	$322,782	$348,343

Total nonperforming assets as a percentage of total assets	0.11%	0.12%

Total nonperforming loans to total loans	0.19%	0.21%

At September 30, 2005, gross interest income of $10,500 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent at September 30, 2005.

DEPOSITS

Total deposits decreased to $249.7 million at September 30, 2005 from $253.2 million at June 30, 2005, a decrease of $3.5 million, or 1.4%. The primary reason for the decline in deposit balances was due to the payment of various escrow taxes for customers in the last few days of September 2005. Deposit escrow accounts are included in the savings deposit category, which declined $4.4 million in total. As noted earlier, the Federal Open Market Committee has raised interest rates recently; as a result, customers have begun to invest again in certificates of deposit indicated by a balance increase of $1.9 million between June 30, 2005 and September 30, 2005. The Company continues to try to encourage customers to open noninterest bearing deposit accounts through various marketing strategies, including free gifts.

(Dollars rounded to nearest thousand)	At Sep. 30, 2005	Percentage Of portfolio	At June 30, 2005	Percentage of portfolio

Noninterest bearing deposits	$38,867	15.5%	$37,591	14.9%
Certificates of deposit	55,849	22.4	53,991	21.3
Savings deposits	93,360	37.4	97,759	38.6
Money market deposits	39,644	15.9	40,766	16.1
NOW deposits	21,976	8.8	23,130	9.1
Total deposits	$249,696	100.0%	$253,237	100.0%

BORROWINGS

At September 30, 2005, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date

$5,000,000	3.64% -Fixed two years, convertible thereafter	10/24/2013
2,500,000	6.80% -Fixed	10/04/2005
$7,500,000

The $5.0 million borrowing is convertible given certain criteria including three-month LIBOR of at least 7.5%.

EQUITY

Shareholders’ equity increased to $32.9 million at September 30, 2005 from $32.8 million at June 30, 2005, as net income of $655,500 was partially offset by dividends paid of $402,000. Accumulated other comprehensive income decreased to $145,000 as a result of a decline in the fair value of the available-for-sale investment portfolio, net of tax. Other changes in equity were the result of activities associated with the various stock-based compensation plans of the Company including the 2000 Stock Option Plan and ESOP Plan. 2,300 options were exercised, during the quarter ended September 30, 2005 reducing the number of shares held as treasury stock to 173,464.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2005 and 2004. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. For the quarter ended September 30, 2005 and 2004, average balances were based on daily averages, except for deposit accounts which were based on weekly averages. Interest and balances of nonaccrual loans and certain deferred origination fees and costs have been excluded from the average loan balances and yield calculations in these tables.

(Dollars in thousands)	2005	2005	2005	2004	2004	2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$166,598	$2,682	6.44%	$151,189	$2,461	6.51%
Investment securities[2]	95,232	810	3.40	104,759	989	3.78
Federal funds	11,473	99	3.45	10,559	39	1.48
Interest bearing bank balances	2,798	21	3.00	2,387	7	1.17
FHLB stock	1,785	24	5.38	1,729	11	2.54
Total interest earning assets	277,886	3,636	5.23	270,623	3,507	5.18

Interest bearing liabilities:
Savings and money market deposits	138,735	445	1.28	126,634	372	1.18
Demand and NOW deposits	60,367	24	0.16	52,492	25	0.19
Certificates of deposit	54,183	348	2.57	57,685	295	2.05
Borrowings	7,500	89	4.75	10,286	119	4.63
Total interest bearing liabilities	$260,785	906	1.39%	$247,097	811	1.31%

Net interest income		$2,730			$2,696

Net interest rate spread			3.84%			3.87%

Net interest margin			3.93%			3.98%

Average interest earning assets to
average interest bearing liabilities			106.56%			109.52%

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

	Three Months Ended September 30,
(Dollars in thousands)	2005 versus 2004

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$247	$(26)	$221
Investment securities[2]	(85)	(94)	(179)
Federal funds	4	56	60
Interest-bearing bank balances	1	13	14
FHLB stock	0	13	13
Total interest-earning assets	167	(38)	129

Interest-bearing liabilities:
Savings deposits	39	34	73
Demand and NOW deposits	19	(20)	(1)
Certificates of deposit	(17)	70	53
Borrowings	(33)	3	(30)
Total interest-bearing liabilities	8	87	95
Net interest income	$159	$(125)	$34

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets decreased to 0.89% for the quarter ended September 30, 2005 as compared to 1.12% for the quarter ended September 30, 2004. Return on average equity decreased to 8.01% for the quarter ended September 30, 2005 as compared to 10.58% for the quarter ended September 30, 2004. The decline in return on average assets and return on average equity was primarily the result of higher noninterest expenses and partially due to lower net interest spread and margin. Net income amounted to $655,500 for the quarter ended September 30, 2005 as compared to $804,500 for the prior year period, a decrease of $149,000 or 18.5%. Average assets increased $7.9 million, or 2.8% to $294.8 million for the quarter ended September 30, 2005 as compared to $286.9 million for the quarter ended September 30, 2004. Average equity increased $2.3 million, or 7.6%, to $32.7 million for the quarter ended September 30, 2005 as compared to $30.4 million for the quarter ended September 30, 2004.

INTEREST INCOME

Interest income amounted to $3.6 million for the quarter ended September 30, 2005 as compared to $3.5 million for the quarter ended September 30, 2004, an increase of $0.1 million or 2.9%. The increase in loan volume offset by a decline in the yield on such interest earning assets had the greatest impact on interest income when comparing the quarters ended September 30, 2005 and 2004. Average loan balances increased $15.4 million and were offset by a 7 basis point drop in yield when comparing the quarters ended September 30, 2005 and 2004. Although the overall impact on interest income from loans was positive, it was offset by lower volume and yield on investment securities for which average balances declined $9.5 million and the yield on such investments declined 38 basis points when comparing the quarters ended September 30, 2005 and 2004. The short term investments such as interest bearing bank balances and federal funds sold also contributed to improvement in interest income when comparing quarters ended September 30, 2005 and 2004, primarily as a result of the interest rate hikes implemented by the Federal Open Market Committee during the last several quarters. Although the Federal Open Market Committee has increased short-term rates several times during the last several quarters and indicates it intends to continue to raise short-term rates, the long-term rates continue to remain relatively unchanged and low.

INTEREST EXPENSE

Interest expense amounted to $906,000 for the quarter ended September 30, 2005 as compared to $812,000 for the quarter ended September 30, 2004, an increase of $94,000 or 11.6%. Interest expense on deposits increased to $817,000 for the quarter ended September 30, 2005 as compared to $693,000 for the quarter ended September 30, 2004. Interest expense on borrowings declined $30,000 to $89,000 for the quarter ended September 30, 2005 as compared to $119,000 for the quarter ended September 30, 2004. Changes in rate on interest-bearing liabilities had the greatest impact on overall interest expense. The average rate paid on savings and money market deposits increased 10 basis points when comparing the quarters ended September 30, 2005 and 2004, and the average balance of such accounts grew by $12.1 million, contributing to the overall increase in interest expense. The average balance of certificates of deposit fell by $3.5 million but was offset by an increase of 52 basis points in the average rate paid on remaining balances when comparing the quarters ended September 30, 2005 and 2004. The level of interest paid on borrowings when comparing the quarters ended September 30, 2005 and 2004 was primarily affected by the repayment of $2.5 million with a rate of 6.82% on September 2, 2004.

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

NET INTEREST INCOME

Net interest income remained relatively flat at $2.7 million for the quarters ended September 30, 2005 and 2004. Net interest spread decreased to 3.84% as compared to 3.87%, when comparing the quarters ended September 30, 2005 and 2004. Net interest margin decreased five basis points to 3.93% for the quarter ended September 30, 2005 as compared to 3.98% for the quarter ended September 30, 2004. The tightening of the net interest spread and margin hindered net interest income growth when comparing the quarters ended September 30, 2005 and 2004.

Due to the large level of long term fixed rate loans, The Bank of Greene County may continue to experience compression of net interest margin and spread in a rising rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $30,000 for the quarter ended September 30, 2005 and $44,000 for the quarter ended September 30, 2004. The level of provision for loan losses was largely impacted by the asset quality of the overall loan portfolio, which continued to remain good. Nonperforming assets to total assets amounted to 0.11% and nonperforming loans to total loans amounted to 0.19% at September 30, 2005. The collateral associated with the residential mortgages and home equities classified as nonaccrual was deemed sufficient and the amount of individual loans classified as nonaccrual was insignificant.

NONINTEREST INCOME

Noninterest income amounted to $802,000 for the quarter ended September 30, 2005 as compared to $684,000 for the quarter ended September 30, 2004, an increase of $118,000 or 17.3%. Service charges on deposit accounts increased $26,000 due to higher levels of insufficient funds charges. The Company continues to grow income from higher volumes of activity in debit cards, E-commerce and services performed through Essex Corp’s “Investors MarketPlace”, an alternative investment resource.

NONINTEREST EXPENSE

Noninterest expense amounted to $2.6 million for the quarter ended September 30, 2005 as compared to $2.2 million for the quarter ended September 30, 2004, an increase of $0.4 million or 18.2%. Salaries and employee benefits increased $256,000 when comparing quarters ended September 30, 2005 and 2004. Several new positions as well as annual compensation increases, and higher retirement and medical insurance costs caused the higher compensation and employee benefits. The new positions included expansion of the business development and marketing staff, as well as a finance manager and several branch personnel. Approximately $23,000 of the increase in salaries was due to more over-time as a result of the training and preparation for the data processing system conversion, which occurred over the weekend of October 15, 2005. Retirement expense increased approximately $26,000 primarily as a result of more staff eligible to participate in the retirement plans. Occupancy expense increased approximately $21,000 when comparing the quarters ended September 30, 2005 and 2004 due to higher utility costs and increased depreciation expense associated with the relocated Cairo branch. Equipment and furniture expense increased $28,000 when comparing the quarters ended September 30, 2005 and 2004 due to new furniture in the Cairo branch and some equipment purchases associated with the data processing system conversion. Other expenses associated with the data processing system conversion caused the increase in miscellaneous other expenses such as training costs, computer supplies and licensing fees, and professional fees.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. The effective tax rate was 30.0% for the quarter ended September 30, 2005, compared to 28.6% for the quarter ended September 30, 2004. The effective rate is derived from the expected rate to be paid on income for the entire fiscal year and can be affected by the level of municipal investment holdings and various compensation plans.

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

Mortgage loan commitments totaled $5.0 million at September 30, 2005. The unused portion of overdraft lines of credit amounted to $0.6 million, the unused portion of home equity lines of credit amounted to $4.4 million, and the unused portion of commercial lines of credit amounted to $3.2 million at September 30, 2005. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from FHLBNY.

During the current fiscal year, The Bank of Greene County is relocating the Coxsackie branch in order to better service our customers. Due to the tremendous retail and commercial deposit growth experienced by the Company in the last several years, which is expected to continue, the branch facility had been outgrown. It is expected that the Company will have sufficient cash or other means of liquidity to fund this project.

The Bank of Greene County met all regulatory capital requirements at September 30, 2005 and June 30, 2005. Consolidated shareholders’ equity represented 11.32% of total assets at September 30, 2005 and 11.11% of total assets of June 30, 2005.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
         During the quarter ended September 30, 2005, no purchases of registrant’s equity securities were completed by the registrant or any affiliate.

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

Date: November 14, 2005

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: November 14, 2005

By: /s/ Michelle Plummer

Michelle Plummer
Chief Financial Officer and Treasurer

EXHIBIT 31.1

Certification of Chief Executive Officer
Pursuant toSection 302 of the Sarbanes-Oxley Act of 2002

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

Date: November 14, 2005                                                                  _/s/ J. Bruce Whittaker
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

Date: November 14, 2005                                                                    /s/ Michelle Plummer
Michelle M. Plummer,
                                                                                                                Chief Financial Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2005 and that to the best of his knowledge:

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

Date: November 14, 2005                                                                _/s/ J. Bruce Whittaker
                        J. Bruce Whittaker,
                                       President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2005 and that to the best of her knowledge:

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

Date: November 14, 2005                                                                    /s/ Michelle Plummer
Michelle M. Plummer,
                                                                                                                Chief Financial Officer