Form 10QSB
period 2005-12-31
GREENE COUNTY BANCORP INC
filed 2006-02-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Yes:  X    No:

As of February 10, 2006, the registrant had 4,305,670 shares of common stock issued at $ 0.10 par value, and 4,135,446 shares were outstanding.

Transitional Small Business Disclosure
Format: Yes:         No:  X

	GREENE COUNTY BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13-26

Item 3.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

	Signatures	29-33

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Statement of Chief Executive Officer
Exhibit 32.2 906 Statement of Chief Financial Officer
		30 31 32 33

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2005 (unaudited) and June 30, 2005

ASSETS	December 31, 2005	June 30, 2005
Cash and due from banks	$13,568,712	$10,871,829
Federal funds sold	7,272,262	9,059,377
Total cash and cash equivalents	20,840,974	19,931,206

Investment securities, at fair value	86,675,713	98,851,363
Federal Home Loan Bank stock, at cost	632,200	1,784,800

Loans	177,215,719	165,690,699
Less: Allowance for loan losses	(1,258,352)	(1,235,999)
Unearned origination fees and costs, net	(92,249)	(163,203)
Net loans receivable	175,865,118	164,291,497

Premises and equipment	8,792,963	7,795,631
Accrued interest receivable	1,602,178	1,572,830
Prepaid expenses and other assets	841,300	452,242
Total assets	$295,250,446	$294,679,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$38,691,887	$37,590,756
Interest bearing deposits	217,338,710	215,646,532
Total deposits	256,030,597	253,237,288

Borrowings from FHLB	5,000,000	7,500,000
Accrued expenses and other liabilities	736,653	1,189,782
Total liabilities	261,767,250	261,927,070

Shareholders’ equity
Preferred stock,
Authorized 1,000,000 shares; none issued
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,132,206 shares at December 31, 2005
and 4,129,906 shares at June 30, 2005;	430,567	430,567
Additional paid-in capital	10,227,582	10,128,980
Retained earnings	23,948,963	23,168,205
Accumulated other comprehensive (loss) income	(31,374)	162,424
Less: Treasury stock (shares at cost) 173,464 shares at December 31,
2005, and 175,764 shares at June 30, 2005	(929,378)	(941,694)
Unearned ESOP shares (at cost)	(163,164)	(195,983)
Total shareholders’ equity	33,483,196	32,752,499
Total liabilities and shareholders’ equity	$295,250,446	$294,679,569

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2005 and 2004
(Unaudited)

	2005	2004
Interest income:
Loans	$5,466,108	$4,968,080
Investment securities	250,421	481,308
Mortgage-backed securities	779,098	1,028,221
Tax free securities	481,561	431,925
Interest bearing deposits and federal funds sold	211,794	112,881
Total interest income	7,188,982	7,022,415

Interest expense:
Interest on deposits	1,708,963	1,397,500
Interest on borrowings	137,268	207,835
Total interest expense	1,846,231	1,605,335

Net interest income	5,342,751	5,417,080

Provision for loan losses	60,000	70,503

Net interest income after provision for loan losses	5,282,751	5,346,577

Noninterest income:
Service charges on deposit accounts	912,626	883,200
Debit card fees	233,625	176,629
Other operating income	416,358	330,556
Total noninterest income	1,562,609	1,390,385

Noninterest expense:
Salaries and employee benefits	2,854,395	2,459,168
Occupancy expense	289,042	230,861
Equipment and furniture expense	395,385	324,403
Service and data processing fees	521,312	555,068
Office supplies	56,824	58,295
Other	1,066,932	854,703
Total noninterest expense	5,183,890	4,482,498

Income before provision for income taxes	1,661,470	2,254,464

Provision for income taxes	478,800	645,800

Net income	$1,182,670	$1,608,664

Basic EPS	$0.29	$0.39
Basic shares outstanding	4,091,442	4,113,608
Diluted EPS	$0.28	$0.38
Diluted average shares outstanding	4,177,775	4,211,444

See notes to consolidated financial statements.
All share and per share information for the period ended December 31, 2004, have been restated to give effect to the 2-for-1 stock split which was effective on May 31, 2005

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2005 and 2004
(Unaudited)

	2005	2004
Interest income:
Loans	$2,784,177	$2,506,972
Investment securities	106,703	213,588
Mortgage-backed securities	320,798	509,957
Tax free securities	249,224	218,275
Interest bearing deposits and federal funds sold	92,243	66,206
Total interest income	3,553,145	3,514,998

Interest expense:
Interest on deposits	892,245	704,471
Interest on borrowings	47,908	89,243
Total interest expense	940,153	793,714

Net interest income	2,612,992	2,721,284

Provision for loan losses	30,000	26,674

Net interest income after provision for loan losses	2,582,992	2,694,610

Noninterest income:
Service charges on deposit accounts	449,821	446,389
Debit card fees	120,040	93,122
Other operating income	190,553	166,822
Total noninterest income	760,414	706,333

Noninterest expense:
Salaries and employee benefits	1,393,713	1,254,943
Occupancy expense	152,625	115,167
Equipment and furniture expense	211,338	168,031
Service and data processing fees	238,851	275,816
Office supplies	27,935	28,834
Other	594,054	430,208
Total noninterest expense	2,618,516	2,272,999

Income before provision for income taxes	724,890	1,127,944

Provision for income taxes	197,700	323,800

Net income	$527,190	$804,144

Basic EPS	$0.13	$0.20
Basic shares outstanding	4,093,593	4,117,386

Diluted EPS	$0.13	$0.19
Diluted average shares outstanding	4,179,338	4,214,608

See notes to consolidated financial statements.
All share and per share information for the period ended December 31, 2004, have been restated to give effect to the 2-for-1 stock split which was effective on May 31, 2005

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2005 and 2004
(Unaudited)

	2005	2004

Net income	$1,182,670	$1,608,664

Other comprehensive (loss) income:

Unrealized holding (losses) gains arising during the six months ended December 31, 2005 and 2004, net of
tax ($123,643) and $281,919, respectively.	(193,798)	441,879

Total other comprehensive (loss) income	(193,798)	441,879

Comprehensive income	$988,872	$2,050,543
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2005 and 2004
(Unaudited)

	2005	2004

Net income	$527,190	$804,144

Other comprehensive loss:

Unrealized holding losses arising during the three months
ended December 31, 2005 and 2004, net of
tax of $31,427 and $111,667, respectively.	(49,258)	(175,028)

Total other comprehensive (loss)	(49,258)	(175,028)

Comprehensive income	$477,932	$629,116
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2005 and 2004
(Unaudited)

				Accumulated
		Additional		Other	Unearned		Unearned	Total
	Capital	Paid - In	Retained	Comprehensive	Stock-based	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Compensation	Stock	Shares	Equity
				(loss)
Balance at
June 30, 2004	$215,284	$10,151,621	$21,002,589	$(183,422)	($39,319)	($1,056,906)	($264,035)	$29,825,812

ESOP shares earned		83,564					34,307	117,871

Options exercised		7,728				30,424		38,152

Stock-based compensation earned					26,213			26,213

Dividends declared of $0.21 per common share			(381,648)					(381,648)

Net income			1,608,664					1,608,664

Unrealized gain, net				441,879				441,879

Balance at
December 31, 2004	$215,284	$10,242,913	$22,229,605	$258,457	($13,106)	($1,026,482)	($229,728)	$31,676,943

Balance at
June 30, 2005	$430,567	$10,128,980	$23,168,205	$162,424	$---	($941,694)	($195,983)	$32,752,499

ESOP shares earned		101,862					32,819	134,681

Options exercised		(3,260)				12,316		9,056

Dividends declared of $0.22 per common share			(401,912)					(401,912)

Net income			1,182,670					1,182,670

Unrealized (loss), net				(193,798)				(193,798)

Balance at
December 31, 2005	$430,567	$10,227,582	$23,948,963	($31,374)	$---	($929,378)	($163,164)	$33,483,196

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net Income	$1,182,670	$1,608,664
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	398,703	290,000
Net amortization of premium	1,001,389	732,355
Provision for loan losses	60,000	70,503
ESOP and other stock-based compensation earned	134,681	144,084
Gain on sale of foreclosed real estate	---	(19,484)
Net decrease in accrued income taxes	(72,847)	(57,833)
Net (increase) in accrued interest receivable	(29,348)	(69,745)
Net (increase) in prepaid and other assets	(265,415)	(83,778)
Net (decrease) in other liabilities	(380,282)	(82,877)
Net cash provided by operating activities	2,029,551	2,531,889
Cash flows from investing activities:
Proceeds from maturities and calls of securities	4,812,262	8,622,341
Purchases of securities and other investments	(5,353,520)	(5,135,762)
Principal payments on securities	1,737,451	535,461
Principal payments on mortgage-backed securities	10,813,227	5,997,722
Purchases of mortgage-backed securities	---	(7,581,686)
Net increase in loans receivable	(11,633,621)	(5,868,477)
Proceeds from the sale of foreclosed real estate	---	117,173
Proceeds from sale of premises and equipment	1,627	---
Purchases of premises and equipment	(1,397,662)	(938,848)
Net cash used in investing activities	(1,020,236)	(4,252,076)

Cash flows from financing activities:
Repayments of FHLB borrowings	(2,500,000)	(2,500,000)
Dividends paid	(401,912)	(381,648)
Proceeds from exercise of stock options	9,056	38,152
Net increase in deposits	2,793,309	3,603,034
Net cash (used in) provided by financing activities	(99,547)	759,538

Net increase (decrease) in cash and cash equivalents	909,768	(960,649)

Cash and cash equivalents at beginning of period	19,931,206	21,417,738

Cash and cash equivalents at end of period	$20,840,974	$20,457,089
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Six Months and Three Months Ended December 31, 2005 and 2004

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2005 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and its subsidiary, Greene County Commercial Bank. The consolidated financial statements at and for the three and six months ended December 31, 2005 and 2004 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2005, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the six months ended December 31, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2006.

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

(2)  Nature of Operations

The Bank of Greene County has seven full-service offices and an operations center located in its market area consisting of Greene County, Columbia County and southern Albany County, New York. The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds in loans and investment securities.

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

(4)  Earnings Per Share

Basic earnings per share (“EPS”) on common stock are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive instruments (such as stock options and unvested restricted stock) became vested and (in the case of stock options) exercised during the period. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations. All share and per share information has been restated, for periods ended December 31, 2004, to give effect to the 2-for-1 stock split which was effective on May 31, 2005.

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Six Months Ended

December 31, 2005:	$1,182,670
Basic EPS		4,091,442	$0.29
Diluted EPS		4,177,775	$0.28

December 31, 2004:	$1,608,664
Basic EPS		4,113,608	$0.39
Diluted EPS		4,211,444	$0.38

Three Months Ended

December 31, 2005:	$527,190
Basic EPS		4,093,593	$0.13
Diluted EPS		4,179,338	$0.13

December 31, 2004:	$804,144
Basic EPS		4,117,386	$0.20
Diluted EPS		4,214,608	$0.19

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

(6)  Impact of Inflation and Changing Prices

The consolidated financial statements of Greene County Bancorp, Inc. and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Greene County Bancorp, Inc.’s operations. Unlike most industrial companies, nearly all the assets and liabilities of Greene County Bancorp, Inc. are monetary. As a result, interest rates have a greater impact on Greene County Bancorp, Inc.’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

(7)        Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123(R), "Share-Based Payment" SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that the employees provide service in exchange for the award. Public companies are required to adopted the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

The Company is required to adopt SFAS No. 123R at the beginning of its first annual period beginning after December 15, 2005. Early application of Statement No. 123R is encourage, but not required.

The Company expects to adopt Statement No. 123R on July 1, 2006, using the modified prospective method and believes the effect of such adoption will not be material to our consolidated financial position or results of operations.

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

(8)        Stock-Based Compensation

At December 31, 2005, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the financial statements and notes thereto for the year ended June 30, 2005. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123.  No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Net income, as reported	$1,182,670	$1,608,664	$527,190	$804,144

Add: Total stock-based compensation
recognized in financial statements	---	26,212	---	13,106

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effects	(988)	(40,027)	(505)	(20,014)

Pro forma net income	$1,181,682	$1,594,849	$526,685	$797,236

Earnings per share:

Basic - as reported	$0.29	$0.39	$0.13	$0.20
Basic - pro forma	$0.29	$0.39	$0.13	$0.20

Diluted - as reported	$0.28	$0.38	$0.13	$0.19
Diluted - pro forma	$0.29	$0.38	$0.13	$0.19

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in all periods presented: dividend yield of 3.0%, expected volatility of 29.54%, risk free interest rate of 4.78%, and expected term of 5 years.

(9)         Subsequent Event

On January 17, 2006, the Board of Directors declared a semi-annual cash dividend of $0.23 per share of the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.46 cents per share, which represented an increase from the current annual cash dividend rate of $0.44 per share. The dividend will be payable to stockholders of record as of February 15, 2006, and will be paid on March 1, 2006. The Company’s mutual holding company has waived receipt of the cash dividend.

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

Market risk is the risk of loss from adverse changes in market prices and/or interest rate. Since net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is the Company’s primary source of revenue, interest rate risk is the most significant non-credit-related market risk to which the Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Company’s assets and liabilities.

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

Comparison of Financial Condition as of December 31, 2005 and June 30, 2005

ASSETS

Total assets of the Company increased to $295.3 million at December 31, 2005 from $294.7 million at June 30, 2005. The asset composition shifted toward loans, which amounted to $175.9 million, or 59.6% of total assets at December 31, 2005, as compared to $164.3 million, or 55.8% of total assets at June 30, 2005. The asset composition shifted away from securities, which represented $86.7 million or 29.4% of total assets at December 31, 2005 as compared to $98.9 million or 33.6% of total assets at June 30, 2005.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $20.8 million at December 31, 2005 as compared to $19.9 million at June 30, 2005, an increase of $910,000 or 4.6%. Cash, such as vault cash and balances with correspondent banks, increased to $13.6 million at December 31, 2005 as compared to $10.9 million at June 30, 2005. The change was a function of normal daily activities. Federal funds sold decreased to $7.3 million at December 31, 2005 as compared to $9.1 million at June 30, 2005.

INVESTMENT SECURITIES

Investment securities decreased to $86.7 million at December 31, 2005 as compared to $98.9 million at June 30, 2005, a decrease of $12.2 million, or 12.3%. The decrease was the result of principal payments on securities of $12.6 million during the six-month period ended December 31, 2005, including $10.8 million on mortgage-backed securities. Maturities and calls of securities totaling $4.8 million were offset by purchases of $5.4 million in investment securities, primarily state and political subdivision securities. The decline in the investment portfolio was used to help fund loan growth. The investment portfolio shifted away from corporate debt securities, which represented 1.8% of the portfolio at December 31, 2005 as compared to 5.1% at June 30, 2005, due to maturities, and toward state and political subdivision investments which represented 34.0% of the portfolio composition at December 31, 2005 as compared to 26.4% at June 30, 2005. The shift toward state and political subdivision securities was to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.

(Dollars rounded to nearest thousand)	Fair value at Dec. 31, 2005	Percentage of portfolio	Fair value at June 30, 2005	Percentage of portfolio

U.S. government agencies	$3,718	4.3%	$3,889	3.9%
State and political subdivisions	29,477	34.0	26,086	26.4
Mortgage-backed securities	50,361	58.1	62.158	62.9
Asset-backed securities	116	0.1	144	0.2
Corporate debt securities	1,515	1.8	5,056	5.1
Total debt securities	85,187	98.3	97,333	98.5

Equity securities and other	1,489	1.7	1,518	1.5

Total available-for-sale securities	$86,676	100.0%	$98,851	100.0%

LOANS

Net loans receivable increased to $175.9 million at December 31, 2005 from $164.3 million at June 30, 2005, an increase of $11.6 million, or 7.1%. The loan growth experienced during the six months primarily consisted of $8.3 million in residential mortgages, $1.8 million in home equity loans, and $910,000 in commercial loans. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Recent interest rate hikes by the Federal Open Market Committee have yet to significantly affect long term interest rates. If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities. It appears consumers continue to use the equity in their homes and credit cards to fund financing needs for some activities where in the past an installment loan may have been the choice. The low costs options from auto makers continued to cut into the Bank’s automobile loan generation.

(Dollars rounded to nearest thousand)	At Dec. 31, 2005	Percentage of portfolio	At June 30, 2005	Percentage of portfolio

Real estate mortgages
Residential	$132,245	74.6%	$123,939	74.8%
Commercial	18,741	10.6	18,077	10.9
Home equity loans	14,368	8.1	12,607	7.6
Commercial loans	7,770	4.4	6,860	4.1
Installment loans	3,269	1.8	3,466	2.1
Passbook loans	823	0.5	742	0.5
Total loans	$177,216	100.0%	$165,691	100.0%
Less: Allowance for loan losses	(1,258)		(1,236)
Unearned origination fees and costs, net	(93)		(163)
Net loans receivable	$175,865		$164,292

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of previously charged off loans and is reduced by loan charge-offs. The level of the provision for the six months and quarter ended December 31, 2005, was driven by the continued strong asset quality and the low level of net charge-offs associated with the overdraft protection program. Various regulatory agencies issued guidance recommending banks include the charged off account balances associated with such program in the evaluation of the allowance for loan losses. The Company has implemented this guidance as net charge-offs were previously included with other operating expenses as other losses associated with customer accounts. The charged off amount does not include associated fees which would have been collected. Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on the Company’s results of operations and financial condition.

Allowance for loan losses	Six months ended	Six months ended
	December 31, 2005	December 31, 2004

Balance at the beginning of the period	$1,235,999	$1,241,091
Charge-offs:
Installment loans to individuals	22,037	13,289
Overdraft protection	34,804	45,918
Total loans charged off	56,841	59,207

Recoveries:
Installment loans to individuals	4,690	13,930
Overdraft protection	14,504	15,415
Total recoveries	19,194	29,345

Net charge-offs	37,647	29,862

Provisions charged to operations	60,000	70,503
Balance at the end of the period	$1,258,352	$1,281,732

Ratio of net charge-offs to average loans outstanding	0.02%	0.02%
Ratio of net charge-offs to nonperforming assets	3.44%	9.15%
Allowance for loan loss to nonperforming loans	114.89%	392.65%
Allowance for loan loss to net loans receivable	0.72%	0.83%

Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Foreclosed real estate is considered a nonperforming asset. The Bank of Greene County had no accruing loans delinquent more than 90 days at December 31, 2005 or June 30, 2005. Although the level of nonperforming loans has increased the level was deemed relatively minor and the collateral supporting these loans was deemed sufficient. Therefore additional provision for loan losses were not allocated at this time. Management expected several of these loans to return to performing status in the near future. However, management will continue to monitor the level of nonaccrual loans and make adjustments to the level of provision for loan losses as needed.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At December 31, 2005	At June 30, 2005

Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$428,075	$125,841
Commercial mortgage loans	412,078	50,318
Home equity	35,033	96,381
Commercial loans	128,347	24,416
Installment loans to individuals	91,767	51,387

Total nonaccruing loans	1,095,300	348,343

Real Estate Foreclosed:	---	---

Total nonperforming assets	$1,095,300	$348,343

Total nonperforming assets as a percentage of total assets	0.37%	0.12%

Total nonperforming loans to total loans	0.62%	0.21%

During the six months ended, December 31, 2005, gross interest income of approximately $29,000 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent at December 31, 2005.

DEPOSITS

Total deposits increased to $256.0 million at December 31, 2005 from $253.2 million at June 30, 2005, an increase of $2.8 million, or 1.1%. As noted earlier, the Federal Open Market Committee has raised interest rates recently; as a result, customers have begun to invest again in certificates of deposit indicated by a balance increase of $2.5 million between June 30, 2005 and December 31, 2005. The Company continues to try to encourage customers to open noninterest bearing deposit accounts through various marketing strategies, including gifts. The Bank of Greene County has had some deposit pressure in the rising rate environment. The opening of Greene County Commercial Bank in June 2004 has provided another market helping to offset deposit pressure for the overall Company. If rates continue to rise, the Company can expect continued deposit pressure as individuals may seek alternative investment opportunities.

(Dollars rounded to nearest thousand)	At Dec. 31, 2005	Percentage of portfolio	At June 30, 2005	Percentage of portfolio

Noninterest bearing deposits	$38,692	15.1%	$37,591	14.9%
Certificates of deposit	56,481	22.1	53,991	21.3
Savings deposits	93,103	36.4	97,759	38.6
Money market deposits	39,332	15.3	40,766	16.1
NOW deposits	28,423	11.1	23,130	9.1
Total deposits	$256,031	100.0%	$253,237	100.0%

BORROWINGS

At December 31, 2005, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date
$5,000,000	3.64% -Fixed two years, convertible thereafter	10/24/2013

The $5.0 million borrowing is convertible given certain criteria including three-month LIBOR of at least 7.5%.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $33.5 million at December 31, 2005 from $32.8 million at June 30, 2005, as net income of $1.2 million was partially offset by dividends declared of $402,000. Accumulated other comprehensive (loss) increased $194,000 as a result of a decline in the fair value of the available-for-sale investment portfolio, net of tax. Other changes in equity were the result of activities associated with the various stock-based compensations plans of the Company including the 2000 Stock Option Plan and ESOP Plan. 2,300 options were exercised during the six months ended December 31, 2005, reducing the number of shares held as treasury stock to 173,464.

Comparison of Operating Results for the Six Months and Quarter Ended December 31, 2005 and 2004

Average Balance Sheet

The following Average Balance Sheet tables set forth certain information relating to Greene County Bancorp, Inc. for the six months and quarters ended December 31, 2005 and 2004. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. For the six months and quarters ended December 31, 2005 and 2004, average balances were based on daily averages. Interest and balances of nonaccrual loans and certain deferred origination fees and costs have been excluded from the average loan balances and yield calculations in these tables.

Six Months Ended December 31, 2005 and 2004

(Dollars in thousands)	2005	2005	2005	2004	2004	2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$169,220	$5,466	6.46%	$152,484	$4,968	6.52%
Investment securities[2]	92,471	1,468	3.18	99,314	1,921	3.87
Federal funds	9,297	169	3.64	10,810	89	1.65
Interest bearing bank balances	2,718	43	3.16	2,428	23	1.89
FHLB stock	1,591	43	5.41	1,451	21	2.89
Total interest earning assets	$275,297	$7,189	5.22	$266,487	$7,022	5.27

Interest bearing liabilities:
Savings and money market deposits	$135,633	$908	1.34	$132,450	$751	1.13
Demand and NOW deposits	61,170	61	0.20	56,900	50	0.18
Certificates of deposit	55,202	740	2.68	56,677	596	2.10
Borrowings	6,291	137	4.36	8,356	208	4.98
Total interest bearing liabilities	$258,296	$1,846	1.43%	$254,383	$1,605	1.26%

Net interest income		$5,343			$5,417

Net interest rate spread			3.79%			4.01%

Net interest margin			3.88%			4.07%

Average interest earning assets to
average interest bearing liabilities	106.58%			104.76%		104.76%

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

	Six Months Ended December 31,
(Dollars in thousands)	2005 versus 2004
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$544	$(46)	$498
Investment securities[2]	(126)	(327)	(453)
Federal funds	(11)	91	80
Interest-bearing bank balances	3	17	20
FHLB stock	2	20	22
Total interest-earning assets	412	(245)	167

Interest-bearing liabilities:
Savings deposits	18	139	157
Demand and NOW deposits	4	7	11
Certificates of deposit	(15)	159	144
Borrowings	(47)	(24)	(71)
Total interest-bearing liabilities	(40)	281	241
Net interest income	$452	$(526)	$(74)

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

Quarter Ended December 31, 2005 and 2004

(Dollars in thousands)	2005	2005	2005	2004	2004	2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$171,842	$2,784	6.48%	$154,272	$2,507	6.50%
Investment securities[2]	89,710	657	2.93	101,265	932	3.68
Federal funds	7,121	70	3.93	10,392	50	1.92
Interest bearing bank balances	2,639	22	3.33	2,470	16	2.59
FHLB stock	1,396	20	5.73	1,729	10	2.31
Total interest earning assets	$272,708	$3,553	5.21	$270,128	$3,515	5.20

Interest bearing liabilities:
Savings and money market deposits	$132,531	$464	1.40	$132,968	$378	1.14
Demand and NOW deposits	61,972	36	0.23	57,031	26	0.18
Certificates of deposit	56,220	392	2.79	56,774	301	2.12
Borrowings	5,082	48	3.78	7,500	89	4.75
Total interest bearing liabilities	$255,805	$940	1.47%	$254,273	$794	1.25%

Net interest income		$2,613			$2,721
Net interest rate spread			3.74%			3.95%
Net interest margin			3.83%			4.03%
Average interest earning assets to
average interest bearing liabilities	106.61%			106.24%

1Calculated net of deferred loan fees and costs, loan discounts, loans in process and loan loss reserves.
2Includes tax-free securities, mortgage-backed securities and asset-backed securities.

	Three Months Ended December 31,
(Dollars in thousands)	2005 versus 2004
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease )
Loans receivable, net[1]	$285	$(8)	$277
Investment securities[2]	(99)	(176)	(275)
Federal funds	(9)	29	20
Interest-bearing bank balances	1	5	6
FHLB stock	(1)	11	10
Total interest-earning assets	177	(139)	38

Interest-bearing liabilities:
Savings deposits	(1)	87	86
Demand and NOW deposits	2	8	10
Certificates of deposit	(3)	94	91
Borrowings	(25)	(16)	(41)
Total interest-bearing liabilities	(27)	173	146
Net interest income	$204	$(312)	$(108)

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

OVERVIEW

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets decreased to 0.81% for the six months and 0.73% for the quarter ended December 31, 2005 as compared to 1.12% for the six months and the quarter ended December 31, 2004. Return on average equity decreased to 7.18% for the six months and 6.36% for the quarter ended December 31, 2005 as compared to 10.43% for the six months and 10.27% for the quarter ended December 31, 2004. The decline in return on average assets and return on average equity was primarily the result of higher noninterest expenses. Net income amounted to $1.2 million for the six months and $527,000 for the quarter ended December 31, 2005 as compared to $1.6 million for the six months and $804,000 for the quarter ended December 31, 2004, a decrease of $426,000 or 26.5% when comparing the six-month periods and $277,000 or 34.4% when comparing the quarterly periods. Several factors have contributed to the decline in net income, including narrowing net interest spread and margin, expenses associated with the implementation of a new deposit and loan processing system, and higher compensation expense. Average assets amounted to $293.0 million for the six month period ended December 31, 2005 as compared to $287.2 million for the same period ended December 31, 2004, an increase of $5.8 million or 2.0%. Average assets amounted to $290.8 million for the quarter ended December 31, 2005 as compared to $286.7 million for the quarter ended December 31, 2004, an increase of $4.1 million or 1.4%. Average equity amounted to $32.9 million for the six month period ended December 31, 2005 as compared to $30.9 million for the same period ended December 31, 2004, an increase of $2.0 million or 6.5%. Average equity amounted to $33.1 million for the quarter ended December 31, 2005 as compared to $31.3 million for the quarter ended December 31, 2004, an increase of $1.8 million or 5.8%.

INTEREST INCOME

Interest income amounted to $7.2 million for the six months ended December 31, 2005 as compared to $7.0 million for the six months ended December 31, 2004, an increase of $167,000 or 2.4%. Interest income amounted to $3.6 million for the quarter ended December 31, 2005 as compared to $3.5 million for the quarter ended December 31, 2004, an increase of $38,000 or 1.1%. The increase in loan volume offset by a decline in the yield on interest earning assets had the greatest impact on interest income when comparing the six months and quarters ended December 31, 2005 and 2004. Average loan balances increased $16.7 million for the six months ended December 31, 2005 as compared to December 31, 2004 and were offset by a six basis point drop in yield when comparing the same periods. Average loan balances increased $17.6 million for the quarter ended December 31, 2005 as compared to December 31, 2004 and were offset by a two basis point drop in yield when comparing the same periods. Although the overall impact on interest income from loans was positive, it was offset by lower investment security income resulting from decreases in both volume and yield. The average balance of investment securities decreased $6.8 million and the yield decreased 69 basis points for the six months ended December 31, 2005 compared to December 31, 2004. The average balance of investment securities decreased $11.6 million and yield decreased 75 basis points for the quarter ended December 31, 2005 compared to December 31, 2004. Short term investments such as interest bearing bank balances and federal funds sold also contributed to improvement in interest income when comparing the quarter and six months ended December 31, 2005 and 2004, primarily as a result of the interest rate hikes implemented by the Federal Open Market Committee during the last several quarters. Although the Federal Open Market Committee has increased short-term rates several times during the last several quarters, long-term rates continue to remain relatively unchanged and low.

INTEREST EXPENSE

Interest expense amounted to $1.8 million for the six months ended December 31, 2008 as compared to $1.6 million for the six months ended December 31, 2004, an increase of $241,000. Interest expense amounted to $940,000 for the quarter ended December 31, 2005 as compared to $794,000 for the quarter ended December 31, 2004, an increase of $146,000. The average balance of interest bearing liabilities amounted to $258.3 million and the average rate increased to 1.43% for the six months ended December 31, 2005 as compared to an average balance of $254.4 million with an average rate of 1.26% for the six months ended December 31, 2004, an increase in average interest bearing liabilities of $3.9 million and an increase in average rate of 17 basis points. The average balance of interest bearing liabilities amounted to $255.8 million and the average rate increased to 1.47% for the quarter ended December 31, 2005 as compared to an average balance of $254.3 million with an average rate of 1.25% for the quarter ended December 31, 2004, an increase in average interest bearing liabilities of $1.5 million and an increase in average rate of 22 basis points. The average rate paid on savings and money market deposits and on certificates of deposits had the most significant impact on the overall rate of interest bearing liabilities. The average rate on savings and money market deposits increased 21 basis points to 1.34% for the six months ended December 31, 2005 as compared to 1.13% for the six months ended December 31, 2004 resulting in a $157,000 increase in interest expense. The average rate paid on savings and money market deposits increased 26 basis points to 1.40% for the quarter ended December 31, 2005 as compared to 1.14% for the quarter ended December 31, 2004. The average rate on certificates of deposits increased 58 basis points to 2.68% for the six months ended December 31, 2005 as compared to 2.10% for the six months ended December 31, 2004 resulting in a $144,000 increase in interest expense. The average rate on certificates of deposits increased 67 basis points to 2.79% for the quarter ended December 31, 2005 as compared to 2.12% for the quarter ended December 31, 2004. The level of interest paid on borrowings when comparing the six months and quarters ended December 31, 2005 and 2004 was primarily affected by the repayment of $2.5 million with a rate of 6.80% on September 2, 2004.

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

NET INTEREST INCOME

Net interest income decreased to $5.3 million for the six months ended December 31, 2005 as compared to $5.4 million for the six months ended December 31, 2004, a decrease of $74,000 or 1.4%. Net interest income decreased to $2.6 million for the quarter ended December 31, 2005 as compared to $2.7 million for the quarter ended December 31, 2004, a decrease of $108,000 or 4.0%. Net interest spread decreased 22 basis points to 3.79% for the six months ended December 31, 2005 from 4.01% for the six months ended December 31, 2004, and 21 basis points to 3.74% for the quarter ended December 31, 2005 as compared to 3.95% for the quarter ended December 31, 2004. Net interest margin decreased 19 basis points to 3.88% for the six months ended December 31, 2005 from 4.07% for the six months ended December 31, 2004, and 20 basis points to 3.83% for the quarter ended December 31, 2005 as compared to 4.03% for the quarter ended December 31, 2004. The tightening of the net interest spread and margin hindered net interest income growth when comparing the six months and quarters ended December 31, 2005 and 2004.

Due to the large level of long term fixed rate loans, The Bank of Greene County may continue to experience compression of net interest margin and spread in a rising rate environment. A large increase in long term rates could cause lending demand to decrease and expected interest rates offered on deposits to increase, which will put pressure on net interest margin and spread which could potentially have a negative impact on overall earnings.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended December 31, 2005 and 2004 amounted to $60,000 and $71,000, respectively. The provision for loan losses for the quarters ended December 31, 2005 and 2004 amounted to $30,000 and $27,000, respectively. The levels of provisions for loan loss were affected by loan growth and strong asset quality. Nonperforming assets to total assets amounted to 0.37% and nonperforming loans to total loans amounted to 0.62% at December 31, 2005 as compared to nonperforming assets to total assets of 0.12% and nonperforming loans to total loans of 0.21% at December 31, 2004. The collateral associated with the residential mortgage, home equity and commercial loans classified as nonaccrual was deemed sufficient and the amount of installment and other loans classified as nonaccrual were insignificant.

NONINTEREST INCOME

Noninterest income increased to $1.6 million for the six months ended December 31, 2005 as compared to $1.4 million for the six months ended December 31, 2004, an increase of $172,000 or 12.4%. Noninterest income increased to $760,000 for the quarter ended December 31, 2005 as compared to $706,000 for the quarter ended December 31, 2004, an increase of $54,000 or 7.6%. Service charges on deposit accounts increased $29,000 and $3,000 for the six months and quarter ended December 31, 2005 as compared to the six months and quarter ended December 31, 2004 due to higher levels of insufficient funds charges. The Company continues to grow other operating income from higher volumes of activity in debit cards, E-commerce and services performed through Essex Corp’s “Investors MarketPlace”, an alternative investment resource.

NONINTEREST EXPENSE

Noninterest expense amounted to $5.2 million, and $4.5 million for the six months ended December 31, 2005 and 2004, respectively, an increase of $701,000, or 15.6%. Noninterest expense amounted to $2.6 million and $2.3 million for the quarters ended December 31, 2005 and 2004, respectively, an increase of $346,000 or 15.2%.

The most significant items contributing to the overall increases in noninterest expense were higher salary and employee benefits. Salary and employee benefits amounted to $2.9 million and $2.5 million for the six months ended December 31, 2005 and 2004, respectively. Salary and employee benefits amounted to $1.4 million and $1.3 million for the quarters ended December 31, 2005 and 2004, respectively. Salaries and employee benefits costs increased $395,000 and $139,000 when comparing the six months and quarters ended December 31, 2005 and 2004, respectively. Additional staffing, including business development and marketing personnel, a Controller and several branch personnel contributed to the higher expense. Retirement expense increased approximately $65,000 for the six months ended December 31, 2005 as compared to 2004 as a result of more staff eligible to participate in the retirement plans.

Occupancy expense amounted to $289,000 and $231,000, for the six months ended December 31, 2005 and 2004, respectively, an increase of $58,000 or 25.1% and $153,000 and $115,000 for the quarters ended December 31, 2005 and 2004, respectively, an increase of $38,000 or 33.0%. The increases were the result of higher utility and insurance costs as well as increased depreciation expense associated with the relocated Cairo branch.

Equipment and furniture expense amounted to $395,000 and $324,000 for the six months ended December 31, 2005 and 2004, respectively, an increase of $71,000 or 21.9%. Equipment and furniture expense amounted to $211,000 and $168,000 for the quarters ended December 31, 2005 and 2004, respectively, an increase of $43,000 or 25.6%. The increased expenses were primarily due to higher depreciation expense associated with computer equipment upgrades and due to the implementation of the data processing system conversion that was completed in October 2005.

Service and data processing fees amounted to $521,000 and $555,000 for the six months ended December 31, 2005 and 2004, respectively, a decrease of $34,000 or 6.1%. Service and data processing fees amounted to $239,000 and $276,000 for the quarters ended December 31, 2005 and 2004, respectively, a decrease of $37,000 or 13.4%. This decrease is the result of the implementation of the new data processing system completed in October 2005. The Company no longer outsources the processing of the loan and deposit accounts.

Other noninterest expenses increased $212,000 or 24.8% to $1.1 million for the six months ended December 31, 2005 as compared to 2004. Other noninterest expenses increased $164,000 or 38.1% for the three months ended December 31, 2005 as compared to 2004. Expenses associated with the data processing system conversion such as training costs, computer supplies and licensing fees, and professional fees was the primary cause for this increase.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. The effective tax rate was 28.8% for the six months and decreased to 27.3% for the quarter ended December 31, 2005, compared to 28.6% for the six months and 28.7% for the quarter ended December 31, 2004. The effective rate is derived from the expected rate to be paid on income for the entire fiscal year and can be affected by the level of municipal investment holdings and various compensation plans. Tax benefits associated with the Management Recognition Plan of 2000 helped reduce the effective rate for periods ended December 31, 2004. This stock-based compensation was fully vested as of March 28, 2005, and as a result the tax benefit associated with the plan did not exist for the periods ended December 31, 2005 offsetting the affect of the higher level of tax-free income in 2005.

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

Mortgage loan commitments totaled $5.6 million at December 31, 2005. The unused portion of overdraft lines of credit amounted to $0.6 million, the unused portion of home equity lines of credit amounted to $5.0 million, and the unused portion of commercial lines of credit amounted to $2.8 million at December 31, 2005. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from Federal Home Loan Bank of New York.

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

The Bank of Greene County met all regulatory capital requirements at December 31, 2005 and June 30, 2005. Consolidated shareholders’ equity represented 11.34% of total assets at December 31, 2005 and 11.11% of total assets of June 30, 2005.

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

There has been no change in the Company's internal control over financial reporting in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. It should be noted that the Company made a change in its core deposit and loan processing from an out-sourced solution to an internal process.  The primary controls over financial reporting, however, have not changed.

Part II.     Other Information

Item 1.     Legal Proceedings
            Greene County Bancorp, Inc. and its subsidiaries are not engaged in any material legal proceedings at the present time.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
         During the quarter ended December 31, 2005, no purchases of registrant’s equity securities were completed by the registrant or any affiliate.

Item 3.     Defaults Upon Senior Securities
             Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

On October 26, 2005, the Company held an annual meeting of shareholders. At the meeting, proposals to (1) elect Dennis R. O’Grady and Martin C. Smith, to serve as directors of the Company for terms of three years and until their respective successors have been elected, and (2) ratify the engagement of Beard Miller Company LLP, to be the Company’s auditors for the June 30, 2006 fiscal year were approved. There were no broker non-votes. The votes cast for and against there proposals were as follows:

Election to the Board of Directors       For    Withheld

Dennis R. O’Grady       3,917,732  22,081
Martin C. Smith         3,919,743               20,070

Ratification of Appointment of Beard Miller Company LLP
For  Against  Abstain

Number of votes                                               3,918,460                 15,436  5,917

Item 5.     Other Information
            Not applicable

Item 6.     Exhibits

(a)	Exhibits
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

Date: February 14, 2006

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: February 14, 2006

By: /s/ Michelle Plummer

Michelle Plummer
Chief Financial Officer and Treasurer

EXHIBIT 31.1

Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, J. Bruce Whittaker certify that:

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

Date: February 14, 2006                                                               _/s/ J. Bruce Whittaker
J. Bruce Whittaker
                                                                                                               President and Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michelle M. Plummer certify that:

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

b) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affecte d, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors:

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

Date: February 14, 2006                                                                /s/ Michelle Plummer
Michelle M. Plummer
                                                                                                                Chief Financial Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2005 and that to the best of his knowledge:

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

Date: February 14, 2006                                                              _/s/ J. Bruce Whittaker
J. Bruce Whittaker
                                                                                                                President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2005 and that to the best of her knowledge:

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

Date: February 14, 2006                                                                 /s/ Michelle Plummer
Michelle M. Plummer
                                                                                                                Chief Financial Officer