Form 10QSB
period 2006-03-31
GREENE COUNTY BANCORP INC
filed 2006-05-15
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes:          No: X

As of May 10, 2006, the registrant had 4,305,670 shares of common stock issued at $ 0.10 par value, and 4,144,746 shares were outstanding.

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

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Statement of Chief Executive Officer
Exhibit 32.2 906 Statement of Chief Financial Officer
		30 31 32 33

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2006 (unaudited) and June 30, 2005
(in thousands, except share data)

ASSETS	March 31, 2006	June 30, 2005
Cash and due from banks	$9,898	$10,872
Federal funds sold	8,159	9,059
Total cash and cash equivalents	18,057	19,931

Investment securities, at fair value	85,935	98,851
Federal Home Loan Bank stock, at cost	632	1,785

Loans	184,119	165,691
Less: Allowance for loan losses	(1,293)	(1,236)
Unearned origination fees and costs, net	(70)	(163)
Net loans receivable	182,756	164,292

Premises and equipment	9,441	7,796
Accrued interest receivable	1,669	1,573
Prepaid expenses and other assets	741	452
Total assets	$299,231	$294,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$42,502	$37,591
Interest bearing deposits	217,427	215,646
Total deposits	259,929	253,237

Borrowings from FHLB	5,000	7,500
Accrued expenses and other liabilities	665	1,190
Total liabilities	265,594	261,927

Shareholders’ equity
Preferred stock,
Authorized 1,000,000 shares; none issued
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,144,746 shares at March 31, 2006
and 4,129,906 shares at June 30, 2005;	431	431
Additional paid-in capital	10,248	10,129
Retained earnings	24,102	23,168
Accumulated other comprehensive (loss) income	(135)	163
Less: Treasury stock (shares at cost) 160,924 shares at March 31,
2006, and 175,764 shares at June 30, 2005	(862)	(942)
Unearned ESOP shares (at cost)	(147)	(196)
Total shareholders’ equity	33,637	32,753
Total liabilities and shareholders’ equity	$299,231	$294,680

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2006 and 2005
(Unaudited)
(in thousands, except share and per share data)
	2006	2005
Interest income:
Loans	$8,345	$7,460
Investment securities	345	671
Mortgage-backed securities	1,156	1,548
Tax free securities	751	666
Interest bearing deposits and federal funds sold	324	178
Total interest income	10,921	10,523

Interest expense:
Interest on deposits	2,727	2,106
Interest on borrowings	182	295
Total interest expense	2,909	2,401

Net interest income	8,012	8,122

Provision for loan losses	100	71

Net interest income after provision for loan losses	7,912	8,051

Noninterest income:
Service charges on deposit accounts	1,330	1,260
Debit card fees	370	267
Other operating income	625	475
Total noninterest income	2,325	2,002

Noninterest expense:
Salaries and employee benefits	4,314	3,782
Occupancy expense	451	353
Equipment and furniture expense	587	456
Service and data processing fees	735	803
Office supplies	90	94
Other	1,609	1,324
Total noninterest expense	7,786	6,812

Income before provision for income taxes	2,451	3,241

Provision for income taxes	694	950

Net income	$1,757	$2,291

Basic EPS	$0.43	$0.56
Basic shares outstanding	4,095,406	4,117,076
Diluted EPS	$0.42	$0.54
Diluted average shares outstanding	4,178,548	4,214,628

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(in thousands, except share and per share data)
	2006	2005
Interest income:
Loans	$2,879	$2,492
Investment securities	94	189
Mortgage-backed securities	377	520
Tax free securities	270	234
Interest bearing deposits and federal funds sold	112	65
Total interest income	3,732	3,500

Interest expense:
Interest on deposits	1,018	709
Interest on borrowings	45	87
Total interest expense	1,063	796

Net interest income	2,669	2,704

Provision for loan losses	40	---

Net interest income after provision for loan losses	2,629	2,704

Noninterest income:
Service charges on deposit accounts	417	377
Debit card fees	137	90
Other operating income	208	145
Total noninterest income	762	612

Noninterest expense:
Salaries and employee benefits	1,459	1,323
Occupancy expense	162	122
Equipment and furniture expense	192	131
Service and data processing fees	214	248
Office supplies	33	36
Other	542	470
Total noninterest expense	2,602	2,330

Income before provision for income taxes	789	986

Provision for income taxes	215	304

Net income	$574	$682

Basic EPS	$0.14	$0.17
Basic shares outstanding	4,103,510	4,124,166

Diluted EPS	$0.14	$0.16
Diluted average shares outstanding	4,179,729	4,221,454

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2006 and 2005
(Unaudited)

(in thousands)	2006	2005

Net income	$1,757	$2,291

Other comprehensive loss:

Unrealized holding losses arising during the nine months
ended March 31, 2006 and 2005, net of
tax benefit of $190 and $73, respectively.	(298)	(115)

Total other comprehensive loss	(298)	(115)

Comprehensive income	$1,459	$2,176

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

(in thousands)	2006	2005

Net income	$574	$682

Other comprehensive loss:

Unrealized holding losses arising during the three months
ended March 31, 2006 and 2005, net of
tax benefit of $66 and $355, respectively.	(103)	(556)

Total other comprehensive loss	(103)	(556)

Comprehensive income	$471	$126

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2006 and 2005
(Unaudited)
(in thousands, except share and per share data)
				Accumulated
		Additional		Other	Unearned		Unearned	Total
	Capital	Paid - In	Retained	Comprehensive	Stock-based	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Compensation	Stock	Shares	Equity
				(loss)
Balance at
June 30, 2004	$215	$10,152	$21,002	$(183)	($39)	($1,057)	($264)	$29,826

ESOP shares earned		130					51	181

Options exercised		5				40		45

MRP Issued		(73)				73		---

Stock-based compensation earned					39			39

Dividends declared of $0.43 per common share			(783)					(783)

Net income			2,291					2,291

Change in other comprehensive income				(115)				(115)

Balance at
March 31, 2005	$215	$10,214	$22,510	($298)	$---	($944)	($213)	$31,484

Balance at
June 30, 2005	$431	$10,129	$23,168	$163	$---	($942)	($196)	$32,753

ESOP shares earned		140					49	189

Options exercised		(21)				80		59

Dividends declared of $0.45 per common share			(823)					(823)

Net income			1,757					1,757

Change in other comprehensive income				(298)				(298)

Balance at
March 31, 2006	$431	$10,248	$24,102	($135)	$---	($862)	($147)	$33,637

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2006 and 2005
(Unaudited)

(in thousands)	2006	2005
Cash flows from operating activities:
Net Income	$1,757	$2,291
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	608	424
Net amortization of premium on investment securities	1,298	1,143
Provision for loan losses	100	71
ESOP and other stock-based compensation earned	189	220
Loss on sale of premises and equipment	66	---
Gain on sale of foreclosed real estate	---	(19)
Net increase (decrease) in accrued income taxes	114	(92)
Net increase in accrued interest receivable	(96)	(108)
Net increase in prepaid and other assets	(100)	(134)
Net (decrease) increase in other liabilities	(639)	166
Net cash provided by operating activities	3,297	3,962

Cash flows from investing activities:
Proceeds from maturities and calls of securities	6,116	10,720
Purchases of securities and other investments	(7,603)	(8,118)
Principal payments on securities	1,960	378
Principal payments on mortgage-backed securities	13,802	10,083
Purchases of mortgage-backed securities	(1,991)	(15,174)
Net increase in loans receivable	(18,564)	(8,435)
Proceeds from the sale of foreclosed real estate	---	117
Proceeds from sale of premises and equipment	262	---
Purchases of premises and equipment	(2,581)	(2,318)
Net cash used in investing activities	(8,599)	(12,747)

Cash flows from financing activities:
Repayments of FHLB borrowings	(2,500)	(2,500)
Dividends paid	(823)	(783)
Proceeds from exercise of stock options	59	45
Net increase in deposits	6,692	9,481
Net cash provided by financing activities	3,428	6,243

Net decrease in cash and cash equivalents	(1,874)	(2,542)

Cash and cash equivalents at beginning of period	19,931	21,418

Cash and cash equivalents at end of period	$18,057	$18,876
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Nine Months and Three Months Ended March 31, 2006 and 2005

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2005 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and its subsidiary, Greene County Commercial Bank. The consolidated financial statements at and for the three and nine months ended March 31, 2006 and 2005 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2005, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the nine months ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2006.

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

While management uses available information to recognize losses on loans and foreclosed real estate (“OREO”), future additions to the allowance, or OREO write-downs, may be necessary based on changes in economic conditions, asset quality or other factors. In addition, various regulatory authorities, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance and the carrying value of OREO and other assets. Such authorities may require The Bank of Greene County to recognize additions to the allowance and/or write down the carrying value of OREO or other assets based on their judgments of information available to them at the time of their examination.

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

	Net Income (in thousands)	Weighted Average Number of Shares Outstanding	Earnings Per Share
Nine Months Ended

March 31, 2006:	$1,757
Basic EPS		4,095,406	$0.43
Diluted EPS		4,178,548	$0.42

March 31, 2005:	$2,291
Basic EPS		4,117,076	$0.56
Diluted EPS		4,214,628	$0.54

Three Months Ended

March 31, 2006:	$574
Basic EPS		4,103,510	$0.14
Diluted EPS		4,179,729	$0.14

March 31, 2005:	$682
Basic EPS		4,124,166	$0.17
Diluted EPS		4,221,454	$0.16

(5)  Dividends

The Board of Directors declared a semi-annual cash dividend of $0.23 per share of Greene County Bancorp, Inc.’s common stock. The dividend reflects an annual cash dividend rate of $0.46 per share, which represents an increase from the previous annual cash dividend rate of $0.44 per share. The dividend was payable to stockholders of record as of February 15, 2006, and paid on March 1, 2006. It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends for the current period.

(6)  Changes in Employee Benefits Plans

The Board of Directors of the Bank approved changes in the Bank’s noncontributory, multi-employer, defined benefit plan (the “Pension Plan”). Effective January 1, 2006, The Board of Directors of the Bank resolved to exclude from membership in the Pension Plan employees hired on or after January 1, 2006. The Bank elected to cease additional benefit accruals to existing Pension Plan participants effective July 1, 2006. Expenses associated with the Pension Plan amounted to $360,000 for the nine months ended March 31, 2006 as compared to $269,000 for the nine months ended March 31, 2005, an increase of $91,000 or 33.8%. Expenses associated with the Pension Plan amounted to $129,000 for the quarter ended March 31, 2006 as compared to $103,000 for the quarter ended March 31, 2005, an increase of $26,000 or 25.2%. We expect these changes to result in reduced Pension Plan expenses in the future, however; there will be some continued expense associated with this plan over the next several years. At this point an accurate estimate for the additional expense is not available.

The Board of Directors also approved changes in the multi-employer, defined contribution plan (“Contribution Plan”) which substantially covers all employees who have completed three months of service. The Bank of Greene County currently matches 50% of the first six percent of employee contributions for employees who have completed one year of service. Effective July 1, 2006, The Bank of Greene County will match the employee contribution dollar for dollar for the first 2% and then 50% of the employee contribution up to the next 4%. Expense associated with the Contribution Plan amounted to $70,000 for the nine months ended March 31, 2006 as compared to $55,000 for the nine months ended March 31, 2005, an increase of $15,000 or 27.3%. Expense associated with the Contribution Plan amounted to $26,000 for the quarter ended March 31, 2006 as compared to $19,000 for the quarter ended March 31, 2005, an increase of $7,000 or 36.8%. A portion of these increases are due to increased staff levels. We expect the changes made will result in increased expenses in future periods and that such increases will not be material.

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

(8)	Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123(R), "Share-Based Payment" SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that the employees provide service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

The Company is required to adopt SFAS No. 123R on July 1, 2006. In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. Early application of Statement No. 123R is encourage, but not required.

The Company expects to adopt Statement No. 123R and FASB Staff Position No. FAS 123(R)-4 on July 1, 2006, using the modified prospective method and believes the effect of such adoption will not be material to the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”.  SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007.  The Company does not believe the adoption of SFAS No. 155 will have any impact on the Company's financial position or results of operations.

 In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have any effect on its financial position or results of operations.

(9)	Stock-Based Compensation

At March 31, 2006, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the financial statements and notes thereto for the year ended June 30, 2005. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123.  No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands except per share data)
	2006	2005	2006	2005

Net income, as reported	$1,757	$2,291	$574	$682

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effects	1	21	---	7

Pro forma net income	$1,756	$2,270	$574	$675

Earnings per share:

Basic - as reported	$0.43	$0.56	$0.14	$0.17
Basic - pro forma	$0.43	$0.55	$0.14	$0.16

Diluted - as reported	$0.42	$0.54	$0.14	$0.16
Diluted - pro forma	$0.42	$0.54	$0.14	$0.16

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

Comparison of Financial Condition as of March 31, 2006 and June 30, 2005

ASSETS

Total assets of the Company increased to $299.2 million at March 31, 2006 from $294.7 million at June 30, 2005. The asset composition shifted toward loans, which amounted to $182.8 million, or 61.1% of total assets at March 31, 2006, as compared to $164.3 million, or 55.8% of total assets at June 30, 2005. The asset composition shifted away from securities, which represented $85.9 million or 28.7% of total assets at March 31, 2006 as compared to $98.9 million or 33.6% of total assets at June 30, 2005.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased to $18.1 million at March 31, 2006 as compared to $19.9 million at June 30, 2005, a decrease of $1.8 million or 9.0%. Cash, such as vault cash and balances with correspondent banks, decreased to $9.9 million at March 31, 2006 as compared to $10.9 million at June 30, 2005. The change was a function of normal daily activities. Federal funds sold decreased to $8.2 million at March 31, 2006 as compared to $9.1 million at June 30, 2005.

INVESTMENT SECURITIES

Investment securities decreased to $85.9 million at March 31, 2006 as compared to $98.9 million at June 30, 2005, a decrease of $13.0 million, or 13.1%. The decrease was the result of principal payments on securities of $15.8 million during the nine-month period ended March 31, 2006, including $13.8 million on mortgage-backed securities. Maturities and calls of securities totaling $6.1 million were offset by purchases of $9.6 million in investment securities, primarily state and political subdivision securities. The decline in the investment portfolio was used to help fund loan growth. The investment portfolio shifted away from corporate debt securities, which represented 1.8% of the portfolio at March 31, 2006 as compared to 5.1% at June 30, 2005, due to maturities, and toward state and political subdivision investments which represented 35.1% of the portfolio composition at March 31, 2006 as compared to 26.4% at June 30, 2005. The shift toward state and political subdivision securities was to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.

(Dollars in thousands)	Fair value at Mar. 31, 2006	Percentage of portfolio	Fair value at June 30, 2005	Percentage of portfolio

U.S. government agencies	$4,831	5.6%	$3,889	3.9%
State and political subdivisions	30,152	35.1	26,086	26.4
Mortgage-backed securities	49,090	57.1	62,158	62.9
Asset-backed securities	98	0.1	144	0.2
Corporate debt securities	1,506	1.8	5,056	5.1
Total debt securities	85,677	99.7	97,333	98.5

Equity securities and other	258.3		1,518	1.5

Total available-for-sale securities	$85,935	100.0%	$98,851	100.0%

LOANS

Net loans receivable increased to $182.8 million at March 31, 2006 from $164.3 million at June 30, 2005, an increase of $18.5 million, or 11.3%. The loan growth experienced during the nine months primarily consisted of $13.4 million in residential mortgages, $2.7 million in home equity loans, and $2.4 in commercial mortgages. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Recent interest rate hikes by the Federal Open Market Committee have yet to significantly affect long term interest rates. If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities. It appears consumers continue to use the equity in their homes and credit cards to fund financing needs for some activities where in the past an installment loan may have been the choice. The low cost options from auto makers continued to cut into the Bank’s automobile loan generation.

(Dollars in thousands)	At Mar. 31, 2006	Percentage of portfolio	At June 30, 2005	Percentage of portfolio

Real estate mortgages
Residential	$137,315	74.6%	$123,939	74.8%
Commercial	20,472	11.1	18,077	10.9
Home equity loans	15,315	8.3	12,607	7.6
Commercial loans	7,200	3.9	6,860	4.1
Installment loans	3,136	1.7	3,466	2.1
Passbook loans	681	0.4	742	0.5
Total loans	$184,119	100.0%	$165,691	100.0%
Less: Allowance for loan losses	(1,293)		(1,236)
Unearned origination fees and costs, net	(70)		(163)
Net loans receivable	$182,756		$164,292

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of previously charged off loans and is reduced by loan charge-offs. The level of the provision for the nine months and quarter ended March 31, 2006, was driven by the continued strong asset quality and the low level of net charge-offs which includes charge-offs associated with the overdraft protection program. Various regulatory agencies issued guidance recommending banks include the charged off account balances associated with such program in the evaluation of the allowance for loan losses. The Company has implemented this guidance as net charge-offs were previously included with other operating expenses as other losses associated with customer accounts. The charged off amount does not include associated fees which would have been collected. Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on the Company’s results of operations and financial condition.

Allowance for loan losses	Nine months ended	Nine months ended
(Dollars in thousands)	March 31, 2006	March 31, 2005

Balance at the beginning of the period	$1,236	$1,241
Charge-offs:
Installment loans to individuals	34	58
Overdraft protection	57	46
Total loans charged off	91	104

Recoveries:
Installment loans to individuals	23	17
Overdraft protection	25	15
Total recoveries	48	32

Net charge-offs	43	72

Provisions charged to operations	100	71
Balance at the end of the period	$1,293	$1,240

Ratio of net charge-offs to average loans outstanding	0.03%	0.05%
Ratio of net charge-offs to nonperforming assets	5.93%	39.5%
Allowance for loan loss to nonperforming loans	178.07%	685.8%
Allowance for loan loss to net loans receivable	0.71%	0.79%

Nonaccrual Loans and Nonperforming Assets
Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become over 90 days delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Foreclosed real estate is considered a nonperforming asset. The Bank of Greene County had no accruing loans delinquent more than 90 days at March 31, 2006 or June 30, 2005. Although the level of nonperforming loans has increased, the level was deemed relatively minor and the collateral supporting these loans was deemed sufficient. Therefore additional provision for loan losses was not allocated at this time. Management expects several of these loans to return to performing status in the near future. However, management will continue to monitor the level of nonaccrual loans and make adjustments to the level of provision for loan losses as needed.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At March 31, 2006	At June 30, 2005
(Dollars in thousands)

Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$245	$126
Commercial mortgage loans	376	50
Home equity	35	96
Commercial loans	---	25
Installment loans to individuals	70	51

Total nonaccruing loans	726	348

Real Estate Foreclosed:	---	---

Total nonperforming assets	$726	$348

Total nonperforming assets as a percentage of total assets	0.24%	0.12%

Total nonperforming loans to total loans	0.40%	0.21%

During the nine months ended March 31, 2006, gross interest income of approximately $24,500 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent at March 31, 2005.

DEPOSITS

Total deposits increased to $259.9 million at March 31, 2006 from $253.2 million at June 30, 2005, an increase of $6.7 million, or 2.6%. As noted earlier, the Federal Open Market Committee has raised interest rates recently; as a result, customers have begun to invest again in certificates of deposit indicated by a balance increase of $4.8 million between June 30, 2005 and March 31, 2006. The Company continues to try to encourage customers to open noninterest bearing deposit accounts through various marketing strategies, including gifts. The Bank of Greene County has had some deposit pressure in the rising rate environment. The opening of Greene County Commercial Bank in June 2004 has provided another market helping to offset deposit pressure for the overall Company. If rates continue to rise, the Company can expect continued deposit pressure as individuals may seek alternative investment opportunities.

(Dollars in thousands)	At Mar. 31, 2006	Percentage of portfolio	At June 30, 2005	Percentage of portfolio

Noninterest bearing deposits	$42,502	16.4%	$37,591	14.9%
Certificates of deposit	58,762	22.6	53,991	21.3
Savings deposits	88,477	34.0	97,759	38.6
Money market deposits	43,238	16.6	40,766	16.1
NOW deposits	26,950	10.4	23,130	9.1
Total deposits	$259,929	100.0%	$253,237	100.0%

BORROWINGS

At March 31, 2006, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date
$5,000,000	3.64% -Fixed two years, convertible thereafter	10/24/2013

The $5.0 million borrowing is convertible to an adjustable rate borrowing given certain criteria including three-month LIBOR of at least 7.5%.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $33.6 million at March 31, 2006 from $32.8 million at June 30, 2005, as net income of $1.8 million was partially offset by dividends declared of $823,000. Accumulated other comprehensive loss increased $298,000 as a result of a decline in the fair value of the available-for-sale investment portfolio, net of tax. The unrealized loss in the portfolio was due solely to interest rate movements, management does not consider the loss to be other-than-temporary. Other changes in equity were the result of activities associated with the various stock-based compensation plans of the Company including the 2000 Stock Option Plan and ESOP Plan. 14,840 options were exercised during the nine months ended March 31, 2006, reducing the number of shares held as treasury stock to 160,924.

Comparison of Operating Results for the Nine Months and Quarter Ended March 31, 2006 and 2005

Average Balance Sheet

The following Average Balance Sheet tables set forth certain information relating to Greene County Bancorp, Inc. for the nine months and quarters ended March 31, 2006 and 2005. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. For the nine months and quarters ended March 31, 2006 and 2005, average balances were based on daily averages. Interest and balances of nonaccrual loans and certain deferred origination fees and costs have been excluded from the average loan balances and yield calculations in these tables.

Nine Months Ended March 31, 2006 and 2005

(Dollars in thousands)		2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$172,101	$8,345	6.47%	$153,409	$7,460	6.48%
Investment securities[2]	90,891	2,201	3.23	103,419	2,847	3.67
Federal funds	8,929	257	3.84	9,534	134	1.87
Interest bearing bank balances	2,660	67	3.36	1,971	44	2.98
FHLB stock	1,276	51	5.33	1,729	38	2.93
Total interest earning assets	275,857	10,921	5.28	270,062	10,523	5.20

Interest bearing liabilities:
Savings and money market deposits	134,770	1,445	1.43	133,384	1,137	1.14
Demand and NOW deposits	62,825	126	0.27	55,435	75	0.18
Certificates of deposit	55,781	1,156	2.76	56,275	894	2.12
Borrowings	5,867	182	4.14	8,075	295	4.87
Total interest bearing liabilities	$259,243	$2,909	1.50%	$253,169	$2,401	1.26%

Net interest income		$8,012			$8,122

Net interest rate spread			3.78%			3.94%

Net interest margin			3.87%			4.01%

Average interest earning assets to
average interest bearing liabilities			106.41%			106.67%

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

	Nine Months Ended March 31,
(Dollars in thousands)	2006 versus 2005
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$896	($11)	$885
Investment securities[2]	(325)	(321)	(646)
Federal funds	(8)	131	123
Interest-bearing bank balances	17	6	23
FHLB stock	(6)	19	13
Total interest-earning assets	574	(176)	398

Interest-bearing liabilities:
Savings and money market deposits	12	296	308
Demand and NOW deposits	11	40	51
Certificates of deposit	(8)	270	262
Borrowings	(73)	(40)	(113)
Total interest-bearing liabilities	(58)	566	508
Net interest income	$632	($742)	($110)

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

Quarter Ended March 31, 2006 and 2005

(Dollars in thousands)		2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$177,990	$2,879	6.47%	$155,300	$2,492	6.42%
Investment securities[2]	87,661	734	3.35	104,252	926	3.56
Federal funds	8,177	88	4.30	7,609	45	2.37
Interest bearing bank balances	2,542	24	3.78	2,143	20	3.73
FHLB stock	632	7	4.43	1,729	17	3.93
Total interest earning assets	277,002	3,732	5.39	271,033	3,500	5.17

Interest bearing liabilities:
Savings and money market deposits	133,006	536	1.61	135,252	386	1.14
Demand and NOW deposits	66,208	66	0.40	55,873	25	0.18
Certificates of deposit	56,966	416	2.92	55,472	298	2.15
Borrowings	5,000	45	3.60	7,500	87	4.64
Total interest bearing liabilities	$261,180	$1,063	1.63%	$254,097	$796	1.25%

Net interest income		$2,669			$2,704
Net interest rate spread			3.76%			3.92%
Net interest margin			3.85%			3.99%
Average interest earning assets to
average interest bearing liabilities			106.06%			106.67%

1Calculated net of deferred loan fees and costs, loan discounts, loans in process and loan loss reserves.
2Includes tax-free securities, mortgage-backed securities and asset-backed securities.

	Three Months Ended March 31,
(Dollars in thousands)	2006 versus 2005
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease )
Loans receivable, net[1]	$367	$20	$387
Investment securities[2]	(140)	(52)	(192)
Federal funds	4	39	43
Interest-bearing bank balances	4	--	4
FHLB stock	(13)	3	(10)
Total interest-earning assets	222	10	232

Interest-bearing liabilities:
Savings deposits	(6)	156	150
Demand and NOW deposits	5	36	41
Certificates of deposit	8	110	118
Borrowings	(25)	(17)	(42)
Total interest-bearing liabilities	(18)	285	267
Net interest income	$240	($275)	($35)

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

OVERVIEW

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets decreased to 0.80% for the nine months and 0.77% for the quarter ended March 31, 2006 as compared to 1.06% for the nine months and 0.94% for the quarter ended March 31, 2005. Return on average equity decreased to 7.08% for the nine months and 6.86% for the quarter ended March 31, 2006 as compared to 9.82% for the nine months and 8.61% for the quarter ended March 31, 2005. The decline in return on average assets and return on average equity was primarily the result of higher noninterest expenses. Net income amounted to $1.8 million for the nine months and $574,000 for the quarter ended March 31, 2006 as compared to $2.3 million for the nine months and $682,000 for the quarter ended March 31, 2005, a decrease of $534,000 or 23.3% when comparing the nine-month periods and $108,000 or 15.8% when comparing the quarterly periods. Several factors have contributed to the decline in net income, including narrowing net interest spread and margin, expenses associated with the implementation of a new deposit and loan processing system, and higher compensation expense. Average assets amounted to $294.4 million for the nine month period ended March 31, 2006 as compared to $288.4 million for the same period ended March 31, 2005, an increase of $6.0 million or 2.1%. Average assets amounted to $296.9 million for the quarter ended March 31, 2006 as compared to $290.3 million for the quarter ended March 31, 2005, an increase of $6.6 million or 2.3%. Average equity amounted to $33.1 million for the nine month period ended March 31, 2006 as compared to $31.1 million for the same period ended March 31, 2005, an increase of $2.0 million or 6.4%. Average equity amounted to $33.5 million for the quarter ended March 31, 2006 as compared to $31.7 million for the quarter ended March 31, 2005, an increase of $1.8 million or 5.7%.

INTEREST INCOME

Interest income amounted to $10.9 million for the nine months ended March 31, 2006 as compared to $10.5 million for the nine months ended March 31, 2005, an increase of $398,000 or 3.8%. Interest income amounted to $3.7 million for the quarter ended March 31, 2006 as compared to $3.5 million for the quarter ended March 31, 2005, an increase of $232,000 or 6.6%. The increase in loan volume partially offset by a decline in the yield on interest earning assets had the greatest impact on interest income when comparing the nine months and quarters ended March 31, 2006 and 2005. Average loan balances increased $18.7 million for the nine months ended March 31, 2006 as compared to March 31, 2005 and were partially offset by a one basis point drop in yield when comparing the same periods. Average loan balances increased $22.7 million for the quarters ended March 31, 2006, as compared to March 31, 2005, and were complemented by a five basis point increase in yield when comparing the same periods. Although the overall impact on interest income from loans was positive, it was partially offset by lower investment security income resulting from decreases in both volume and yield. The average balance of investment securities decreased $12.5 million and the yield decreased 44 basis points for the nine months ended March 31, 2006 compared to March 31, 2005. The average balance of investment securities decreased $16.6 million and yield decreased 21 basis points for the quarter ended March 31, 2006 compared to March 31, 2005. Short term investments such as interest bearing bank balances and federal funds sold also contributed to improvement in interest income when comparing the quarter and nine months ended March 31, 2006 and 2005, primarily as a result of the interest rate hikes implemented by the Federal Open Market Committee during the last several quarters. Although the Federal Open Market Committee has increased short-term rates several times during the last several quarters, long-term rates continue to remain relatively unchanged and low.

INTEREST EXPENSE

Interest expense amounted to $2.9 million for the nine months ended March 31, 2006 as compared to $2.4 million for the nine months ended March 31, 2005, an increase of $508,000. Interest expense amounted to $1.1 million for the quarter ended March 31, 2006 as compared to $796,000 for the quarter ended March 31, 2005, an increase of $267,000. The average balance of interest bearing liabilities amounted to $259.2 million and the average rate increased to 1.50% for the nine months ended March 31, 2006 as compared to an average balance of $253.2 million with an average rate of 1.26% for the nine months ended March 31, 2005, an increase in average interest bearing liabilities of $6.0 million and an increase in average rate of 24 basis points. The average balance of interest bearing liabilities amounted to $261.2 million and the average rate increased to 1.63% for the quarter ended March 31, 2006 as compared to an average balance of $254.1 million with an average rate of 1.25% for the quarter ended March 31, 2005, an increase in average interest bearing liabilities of $7.1 million and an increase in average rate of 38 basis points. The average rate paid on savings and money market deposits and on certificates of deposits had the most significant impact on the overall rate of interest bearing liabilities. The average rate on savings and money market deposits increased 29 basis points to 1.43% for the nine months ended March 31, 2006 as compared to 1.14% for the nine months ended March 31, 2005 resulting in a $308,000 increase in interest expense. The average rate paid on savings and money market deposits increased 47 basis points to 1.61% for the quarter ended March 31, 2006 as compared to 1.14% for the quarter ended March 31, 2005. The average rate on certificates of deposit increased 64 basis points to 2.76% for the nine months ended March 31, 2006 as compared to 2.12% for the nine months ended March 31, 2005 resulting in a $262,000 increase in interest expense. The average rate on certificates of deposit increased 77 basis points to 2.92% for the quarter ended March 31, 2006 as compared to 2.15% for the quarter ended March 31, 2005. The level of interest paid on borrowings when comparing the nine months and quarters ended March 31, 2006 and 2005 was primarily affected by the repayment of $2.5 million with a rate of 6.80% on September 2, 2005

Due to the large portion of fixed rate residential mortgages in the Company’s asset portfolio, interest rate risk is a concern and the Company will continue to monitor the situation and attempt to adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of a rising rate environment. Management attempts to mitigate the interest rate risk through balance sheet composition. Several strategies are used to help manage interest rate risk such as maintaining a high level of liquid assets such as short-term federal funds sold and various investment securities, and maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits.

NET INTEREST INCOME

Net interest income decreased to $8.0 million for the nine months ended March 31, 2006 as compared to $8.1 million for the nine months ended March 31, 2005, a decrease of $110,000 or 1.4%. Net interest income was $2.7 million for the quarters ended March 31, 2006 and March 31, 2005 Net interest spread decreased 16 basis points to 3.78% for the nine months ended March 31, 2006 from 3.94% for the nine months ended March 31, 2005, and 16 basis points to 3.76% for the quarter ended March 31, 2006 as compared to 3.92% for the quarter ended March 31, 2005. Net interest margin decreased 14 basis points to 3.87% for the nine months ended March 31, 2006 from 4.01% for the nine months ended March 31, 2005, and 14 basis points to 3.85% for the quarter ended March 31, 2006 as compared to 3.99% for the quarter ended March 31, 2005. The tightening of the net interest spread and margin hindered net interest income growth when comparing the nine months and quarters ended March 31, 2006 and 2005.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine months ended March 31, 2006 and 2005 amounted to $100,000 and $71,000, respectively. The provision for loan losses for the quarters ended March 31, 2006 amounted to $40,000 with no provision expense recognized for the quarter ended March 31, 2005. The levels of provisions for loan losses were affected by loan growth and strong asset quality. Nonperforming assets to total assets amounted to 0.24% and nonperforming loans to total loans amounted to 0.40% at March 31, 2006 as compared to nonperforming assets to total assets of 0.12% and nonperforming loans to total loans of 0.21% at June 30, 2005. The collateral associated with the residential mortgage, home equity and commercial loans classified as nonaccrual was deemed sufficient and the amount of installment and other loans classified as nonaccrual were insignificant.

NONINTEREST INCOME

Noninterest income increased to $2.3 million for the nine months ended March 31, 2006 as compared to $2.0 million for the nine months ended March 31, 2005, an increase of $323,000 or 16.1%. Noninterest income increased to $762,000 for the quarter ended March 31, 2006 as compared to $612,000 for the quarter ended March 31, 2005, an increase of $150,000 or 24.5%. Service charges on deposit accounts increased $70,000 and $40,000 for the nine months and quarter ended March 31, 2006 as compared to the nine months and quarter ended March 31, 2005 due to higher levels of insufficient funds charges. The Company continues to grow other operating income from higher volumes of activity in debit cards, E-commerce and services performed through Essex Corp’s “Investors MarketPlace”, an alternative investment resource.

NONINTEREST EXPENSE

Noninterest expense amounted to $7.8 million and $6.8 million for the nine months ended March 31, 2006 and 2005, respectively, an increase of $974,000, or 14.3%. Noninterest expense amounted to $2.6 million and $2.3 million for the quarters ended March 31, 2006 and 2005, respectively, an increase of $272,000 or 11.7%.

The most significant items contributing to the overall increases in noninterest expense were higher salary and employee benefits. Salary and employee benefits amounted to $4.3 million and $3.8 million for the nine months ended March 31, 2006 and 2005, respectively. Salary and employee benefits amounted to $1.5 million and $1.3 million for the quarters ended March 31, 2006 and 2005, respectively. Salaries and employee benefits costs increased $532,000 and $136,000 when comparing the nine months and quarters ended March 31, 2006 and 2005, respectively. Additional staffing, including business development and marketing personnel, a Controller and several branch personnel contributed to the higher expense. Retirement expense increased approximately $91,000 for the nine months ended March 31, 2006 as compared to 2005 as a result of more staff eligible to participate in the retirement plans. As stated in Footnote 6, changes have been made to the Company’s Pension Plan and Contribution Plan in an effort to reduce retirement expenses in the future.

Occupancy expense amounted to $451,000 and $353,000, for the nine months ended March 31, 2006 and 2005 respectively, an increase of $98,000 or 27.8%. Occupancy expense amounted to $162,000 and $122,000 for the quarters ended March 31, 2006 and 2005, respectively an increase of $40,000 or 32.8%. The increases were the result of higher utility and insurance costs as well as increased depreciation expense associated with the relocated Cairo branch.

Equipment and furniture expense amounted to $587,000 and $456,000 for the nine months ended March 31, 2006 and 2005, respectively, an increase of $131,000 or 28.7%. Equipment and furniture expense amounted to $192,000 and $131,000 for the quarters ended March 31, 2006 and 2005, respectively, an increase of $61,000 or 46.6%. The increased expenses were primarily due to higher depreciation expense associated with computer equipment upgrades and due to the implementation of the data processing system conversion that was completed in October 2005.

Service and data processing fees amounted to $735,000 and $803,000 for the nine months ended March 31, 2006 and 2005, respectively, a decrease of $68,000 or 8.5%. Service and data processing fees amounted to $214,000 and $248,000 for the quarters ended March 31, 2006 and 2005, respectively, a decrease of $34,000 or 13.7%. This decrease was the result of the implementation of the new data processing system completed in October 2005. The Company no longer outsources the processing of the loan and deposit accounts.

Other noninterest expenses increased $285,000 or 21.5% to $1.6 million for the nine months ended March 31, 2006 as compared to 2005. Expenses associated with the data processing system conversion such as training costs, computer supplies and licensing fees, and professional fees were the primary cause for this increase. Other noninterest expenses increased $72,000 or 15.3% for the three months ended March 31, 2006 as compared to 2005. This increase was the result of a loss on the sale of the former Cairo branch office.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. The effective tax rate was 28.3% for the nine months and decreased to 27.2% for the quarter ended March 31, 2006, compared to 29.3% for the nine months and 30.8% for the quarter ended March 31, 2005. The effective rate is derived from the expected rate to be paid on income for the entire fiscal year and is affected by the level of municipal investment holdings and various compensation plans. Tax benefits associated with the Management Recognition Plan of 2000 helped reduce the effective rate for periods ended March 31, 2005. This stock-based compensation was fully vested as of March 28, 2005, and as a result the tax benefit associated with the plan did not exist for the periods ended March 31, 2006 offsetting the affect of the higher level of tax-free income in 2006.

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

Mortgage loan commitments totaled $5.0 million at March 31, 2006. The unused portion of overdraft lines of credit amounted to $0.6 million, the unused portion of home equity lines of credit amounted to $4.9 million, and the unused portion of commercial lines of credit amounted to $3.1 million at March 31, 2006. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from Federal Home Loan Bank of New York.

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

The Bank of Greene County met all regulatory capital requirements at March 31, 2006 and June 30, 2005. Consolidated shareholders’ equity represented 11.24% of total assets at March 31, 2006 and 11.11% of total assets of June 30, 2005.

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

Date: May 15, 2006

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: May 15, 2006

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

Date: May 15, 2006                                                                              _/s/ J. Bruce Whittaker
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

Date: May 15, 2006                                                                               /s/ Michelle Plummer
Michelle M. Plummer, Chief Financial Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2006 and that to the best of his knowledge:

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

Date: May 15, 2006                                                                              _/s/ J. Bruce Whittaker
J. Bruce Whittaker, President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2006 and that to the best of her knowledge:

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

Date: May 15, 2006                                                                              /s/ Michelle Plummer
Michelle M. Plummer, Chief Financial Officer