Form 10KSB
period 2006-06-30
GREENE COUNTY BANCORP INC
filed 2006-09-28
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006
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

                  Title of each class                                                                          Name of exchange on which registered
Common Stock, par value $0.10 per share                                                 The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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
YES        NO   X

The Registrant’s revenues for the fiscal year ended June 30, 2006 were $17,937,000.

As of September 20, 2006, there were issued and outstanding 4,146,026 shares of the Registrant's common stock of which 1,466,981 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $15.18 on such date, the aggregate value of stock held by non-affiliates was $22,269,000.

                                     DOCUMENTS INCORPORATED BY REFERENCE
1.       Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2006 (Part II).
2.  Proxy Statement for the 2006 Annual Meeting of Shareholders (Part III)

Transitional Small Business Disclosure Formant  Yes         No  X

GREENE COUNTY BANCORP, INC. AND SUBSIDIARY
FORM 10-KSB

PART I

ITEM 1.          Description of Business

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a New York-chartered savings bank. A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (55.6%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company. The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan. In June 2004, The Bank of Greene County opened a new limited-purpose subsidiary, Greene County Commercial Bank. The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County. In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision. At June 30, 2006, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash and securities totaling $4.1 million. At June 30, 2006, 1,840,614 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public including executive officers and directors, 160,424 shares were held as Treasury stock and 2,304,632 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company. Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and various Greene County Bancorp, Inc. investment securities.

At June 30, 2006, Greene County Bancorp, Inc. had consolidated total assets of $307.6 million, consolidated total deposits of $268.3 million, consolidated borrowings from the Federal Home Loan Bank of New York of $5.0 million and consolidated total equity of $33.6 million.

Greene County Bancorp, Inc.’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

The Bank of Greene County

The Bank of Greene County was organized in 1889 as The Building and Loan Association of Catskill, a New York-chartered savings and loan association. In 1974, The Bank of Greene County converted to a New York mutual savings bank under the name Greene County Savings Bank. In conjunction with the reorganization and the offering completed in December 1998, which resulted in the organization of Greene County Bancorp, Inc., Greene County Savings Bank changed its name to The Bank of Greene County. In May 2006, the Bank of Greene County filed an application with the Office of Thrift Supervision to convert its charter to a federal savings bank charter. The application has been deemed complete and is currently pending. The Bank of Greene County’s deposits are insured by the Deposit Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law.

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, commercial real estate loans, consumer loans, home equity loans and commercial business loans. In addition, The Bank of Greene County invests a significant portion of its assets in investment securities, mortgage-backed and asset-backed securities. The Bank of Greene County's revenues are derived principally from the interest on its residential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. The Bank of Greene County’s affiliation with Fenimore Asset Management and with Essex Corporation offer investment alternatives for customers which also contribute to revenues. The Bank of Greene County's primary sources of funds are deposits, and principal and interest payments on loans and investment securities and mortgage- and asset-backed securities. At June 30, 2006, The Bank of Greene County had outstanding borrowings of $5.0 million from the Federal Home Loan Bank of New York.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317. Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank. Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the General Municipal Law. At June 30, 2006, Greene County Commercial Bank had $28.4 million in assets, $25.6 million in total deposits, and $2.6 million in equity.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter. The Office of Thrift Supervision regulates Greene County Bancorp, MHC. Greene County Bancorp, MHC owns 55.6% of the common stock issued and outstanding of Greene County Bancorp, Inc. Greene County Bancorp, MHC does not engage in any business activity other than to hold Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $174,000 in cash and cash equivalents at June 30, 2006.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Market Area

The Bank of Greene County has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves. The Bank of Greene County currently operates seven full-service banking offices in Greene County, Columbia County and southern Albany County, New York. The Bank of Greene County's primary market area is currently concentrated around the areas within Greene County and southern Albany County where its full-service banking offices are located, namely the towns of Catskill, Cairo, Coxsackie, Greenville, Hunter, Tannersville and Westerlo. During 2005, The Bank of Greene County began expansion of services into Columbia County with the opening of the loan origination office in Hudson, New York, which was converted to a full-service branch in early 2006. Due to the growth experienced over the last several years and expected future growth, The Bank of Greene County determined to build larger offices in Cairo and Coxsackie. The Cairo facility was completed in June 2005 and the Coxsackie facility was completed in February 2006.

In February 2007, we expect to open a branch office, which is currently under construction, at the new Catskill Commons shopping plaza on Catskill’s “West Side.” The plaza will be anchored by a Lowe’s home improvement store (expected to open in November 2006), and a Super Wal-Mart (expected opening, February 2007). Although located just a mile from our existing downtown Catskill location, we believe that this new office will attract a substantial amount of new business.

Our current business development plans include further expansion into the Columbia County market, which we first entered during the prior fiscal year responding to the merger of the local hometown bank with an outside institution. We have received regulatory approval for a full service office in the Fairview Plaza, located on Route 9 in the Town of Greenport, just outside the City of Hudson. This leased store front location should open by early 2007.

We have also recently purchased a parcel of land in the Town of Ghent, just outside the Village of Chatham in Columbia County. Branch plans are currently being developed for this property.

Due to the expansion projects and growth experienced over the last several years, we have out-grown our current Administration building and as a result, we purchased the former Greene County Legislature and County Treasurer’s building. The renovation of this building will result in a new location for our deposit and lending operations groups.

As of the 2000 census estimates, the Greene County population was 48,300 persons, indicating an overall increase in the population level of 8.0% since the last census conducted in 1990. Greene County is primarily rural and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains. The county has no concentrations of manufacturing industry. Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area. The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County government and the Coxsackie Correctional Facilities are the largest employers in the County. Other large employers include the Hunter Mountain and Ski Windham resort areas, the Catskill, Cairo-Durham, Greenville and Coxsackie-Athens Central School Districts and Stiefel Labs, Inc.

Competition

The Bank of Greene County faces significant competition both in making loans and in attracting deposits. The Bank of Greene County’s subsidiary Greene County Commercial Bank faces similar competition in attracting municipal deposits. The Bank of Greene County’s market area has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than The Bank of Greene County, and all of which are competitors of The Bank of Greene County to varying degrees. The Bank of Greene County's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage-banking companies, credit unions, insurance companies and other financial service companies. The Bank of Greene County faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions.

Competition is likely to increase as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, which eases restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in The Bank of Greene County’s primary market area that offer a wider variety of financial services than The Bank of Greene County currently offers. In recent years, the internet has also become a significant competitive factor for The Bank of Greene County and the overall financial services industry. Competition for deposits, for the origination of loans and the provision of other financial services may limit The Bank of Greene County’s growth and adversely impact its profitability in the future.

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

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity. Cash, cash equivalents and securities available for sale comprised 33.5% of total assets at June 30, 2006, all of which can be used for liquidity needs. The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages. Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans in order to help mitigate interest rate risk.
Loan Portfolio Composition. Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
One-to-four family	$131,010	68.44%	$117,207	70.74%	$106,287	70.64%
Commercial real estate	22,599	11.81	18,077	10.91	14,815	9.85
Construction and land	8,728	4.55	5,255	3.17	4,682	3.11
Multi-family	1,200	0.63	1,477	0.89	1,980	1.31
Total real estate loans	163,537	85.43	142,016	85.71	127,764	84.91

Consumer loans
Installment (1)	3,384	1.77	3,466	2.09	3,988	2.65
Home equity	16,486	8.61	12,607	7.61	10,333	6.87
Passbook	632	0.33	742	0.45	557	0.37
Total consumer loans	20,502	10.71	16,815	10.15	14,878	9.89

Commercial business loans	7,390	3.86	6,860	4.14	7,822	5.20

Total consumer loans and
commercial business loans	27,892	14.57	23,675	14.29	22,700	15.09

Total gross loans	191,429	100.00%	165,691	100.00%	150,464	100.00%

Less:
Deferred fees and costs	(22)		(163)		(285)
Allowance for loan losses	(1,314)		(1,236)		(1,241)

Total loans receivable, net	$190,093		$164,292		$148,938

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans:
Real estate loans:
One-to-four family	$124,310	64.94%	$112,970	68.18%	$100,859	67.03%
Commercial real estate	17,337	9.06	13,039	7.87	9,152	6.08
Construction and land	7,438	3.88	5,105	3.08	4,115	2.74
Multi-family	1,200	0.63	1,401	0.85	1,728	1.15
Total fixed-rate real estate loans	150,285	78.51	132,515	79.98	115,854	77.00

Consumer loans
Installment (1)	3,384	1.77	3,466	2.09	3,988	2.65
Home equity	8,222	4.29	5,397	3.26	4,882	3.25
Passbook	632	0.33	742	0.45	557	0.37
Commercial business loans	5,512	2.88	5,043	3.04	5,703	3.79
Total fixed-rate loans	168,035	87.78	147,163	88.82	130,984	87.06

Adjustable-rate loans
Real estate loans:
One-to-four family	6,700	3.50	4,237	2.56	5,428	3.61
Commercial real estate	5,262	2.75	5,038	3.03	5,663	3.76
Construction and land	1,290	0.67	150	0.09	567	0.37
Multi-family	--	---	76	0.05	252	0.17
Consumer loans
Home Equity	8,264	4.32	7,210	4.35	5,451	3.62
Commercial business loans	1,878	0.98	1,817	1.10	2,119	1.41
Total adjustable-rate loans	23,394	12.22	18,528	11.18	19,480	12.94

Total gross loans	191,429	100.00%	165,691	100.00%	150,464	100.00%

Less:
Deferred fees and costs	(22)		(163)		(285)
Allowance for loan losses	(1,314)		(1,236)		(1,241)

Total loans receivable, net	$190,093		$164,292		$148,938

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

One-to-Four Family Residential and Construction and Land Loans. The Bank of Greene County's primary lending activity is the origination of one-to-four family residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area. One-to-four family residential mortgage loans refer to loans collateralized by residences; by contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings. Generally, one to four-family residential mortgage loans are made in amounts up to 85.0% of the appraised value of the property. However, The Bank of Greene County will originate one-to-four family residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance. For the year ended June 30, 2006, less than one percent of the one-to-four family mortgage loans originated by The Bank of Greene County were originated with loan-to-value ratios over 85.0%. For the year ended June 30, 2006, The Bank of Greene County originated between 70% to 75% in one-to-four family residential mortgage loans with loan-to-value ratios of 80% or less but without private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years The Bank of Greene County has been successful in marketing and originating such loans with 15-year terms. One-to-four family fixed-rate loans are offered with monthly payment features. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on all properties collateralizing real estate loans made by The Bank of Greene County.  At June 30, 2006, such escrow account balances amounted to $3.2 million.

At June 30, 2006, virtually all of The Bank of Greene County’s one-to-four family residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market. However, generally the one-to-four family residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market. To the extent fixed rate one-to-four family residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2006, $6.7 million, or 3.50%, of The Bank of Greene County's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates, compared to $124.3 million, or 64.94%, of the loan portfolio comprised of one-to-four family residential loans with fixed interest rates. The Bank of Greene County’s willingness and capacity to originate and hold in portfolio fixed rate one-to-four family residential mortgage loans has enabled it to expand customer relationships in the current relatively low long-term interest rate environment where borrowers have generally preferred fixed rate mortgage loans. However, as noted above, to the extent The Bank of Greene County retains fixed rate one-to-four family residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would remain fixed while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

At June 30, 2006, $131.0 million, or 68.44%, of The Bank of Greene County's loan portfolio, consisted of one-to-four family residential mortgage loans. Approximately $3,000 of such loans (representing two loans) were included in nonperforming loans as of that date.

The Bank of Greene County originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences. The Bank of Greene County issues a commitment and has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum term of six months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 85.0% (or up to 95% with private mortgage insurance), of the completed project. The Bank of Greene County also offers loans collateralized by undeveloped land. The acreage associated with such loans is limited. These land loans generally are intended for future sites of primary or secondary residences. The terms of vacant land loans generally have a ten-year amortization and a five-year balloon payment.

At June 30, 2006, $8.7 million or 4.55% of the Bank of Green County’s loan portfolio consisted of construction and land lending. Construction lending generally involves a greater degree of risk than other one-to-four family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays may further impair the borrower's ability to repay the loan.

Commercial Real Estate and Multifamily Loans. At June 30, 2006, $22.6 million, or 11.81%, of the total loan portfolio consisted of commercial real estate loans. Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank of Greene County originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is generally 75%. At June 30, 2006, the largest commercial mortgage loan had a principal balance of $800,000. There were no commercial real estate loans included in nonperforming loans at June 30, 2006.

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

The Bank of Greene County originates a limited number of multi-family loans, which totaled $1.2 million, or 0.63%, of The Bank of Greene County’s total loans at June 30, 2006. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area. There were no multi-family loans included in nonperforming loans at June 30, 2006. The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.

Consumer Loans. The Bank of Greene County’s consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans). Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years. At June 30, 2006, consumer loans totaled $20.5 million, or 10.71%, of the total loan portfolio. Installment loans totaling $4,000 were included in nonperforming loans as of that date.

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

The Bank of Greene County offers fixed- and adjustable-rate home equity loans that are collateralized by the borrower’s residence. Home equity loans are generally underwritten with terms not to exceed 15 years and under the same criteria that The Bank of Greene County uses to underwrite one-to-four family fixed rate loans. Home equity loans may be underwritten with terms not to exceed 15 years and with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. At June 30, 2006, the outstanding balance of home equity loans totaled $16.5 million, or 8.61%, of The Bank of Greene County’s total loan portfolio. There were no home equity loans included in nonperforming loans at June 30, 2006.

Commercial Business Loans. The Bank of Greene County also originates commercial business loans up to 10 years at fixed and adjustable rates. The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment. A mortgage may also be taken for additional collateral purposes, but is considered secondary to the other collateral for commercial business loans. The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial business borrowers. The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan. At June 30, 2006, The Bank of Greene County had $7.4 million of commercial business loans representing 3.86% of the total loan portfolio. On such date, the average balance of The Bank of Greene County’s commercial business loans was approximately $38,500. The largest commercial business loan had a balance of $468,000 and represented a loan to a local party supply/tent rental business. At June 30, 2006, The Bank of Greene County’s commercial loan portfolio included 192 loans collateralized by inventory, fire trucks, other equipment, or real estate. There were no commercial business loans included in nonperforming loans at June 30, 2006.

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

Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2006 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. Lines of credit with no specified maturity date are included in the category “within one year.”

The following table illustrates the future maturities of such loans at June 30, 2006.

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	1 Year	3 Years	5 Years	10 Years	10 Years	Total
(Dollars in thousands)
Real estate loans:
One-to-four family	$5,404	$2,105	$1,114	$12,292	$110,095	$131,010
Commercial	4,692	770	208	2,938	13,991	22,599
Construction and land	5,587	311	467	67	2,296	8,728
Multi-family	---	---	---	156	1,044	1,200
Total real estate loans	15,683	3,186	1,789	15,453	127,426	163,537

Consumer loans	9,354	1,756	2,707	3,554	3,131	20,502

Commercial business loans	1,963	873	1,292	1,700	1,562	7,390

Total loan portfolio	$27,000	$5,815	$5,788	$20,707	$132,119	$191,429

The total amount of the above loans that mature or are due after June 30, 2007 that have fixed interest rates is $162.9 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $20.4 million. The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail on pages 10-11 of Greene County Bancorp, Inc.’s 2006 Annual Report to Shareholders, which discussion is incorporated herein by reference.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of The Bank of Greene County. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. The Executive Committee or the full Board of Directors must approve all residential loans over $500,000.

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

In addition to loan origination fees, The Bank of Greene County also receives other income that consists primarily of deposit account service charges, ATM fees, debit card fees and loan payment late charges. The Bank of Greene County also installs, maintains and services merchant bankcard equipment for local retailers and is paid a percentage of the transactions processed using such equipment.

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

At June 30, 2006, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of loans to a local fire department for the construction of a new fire house and the purchase of a new fire truck, the total outstanding balance of these loans was $985,000.

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

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as non-performing. Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status. Other real estate owned is included in non-performing assets. At June 30, 2006, The Bank of Greene County had non-performing loans of $7,000 and a ratio of non-performing loans to total loans of less than 0.01%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO is charged against earnings. At June 30, 2006, The Bank of Greene County had no OREO and its ratio of non-performing assets to total assets was less than 0.01%. The following table sets forth delinquencies in The Bank of Greene County's loan portfolio at June 30, 2006. When a loan is delinquent 90 days or more, The Bank of Greene County fully reverses all accrued interest thereon and ceases to accrue interest or other deferred origination fees or costs thereafter. A loan is not removed from nonaccrual status until the loan is current and evidence supports the borrower’s ability to maintain a current status. The Bank of Greene County had no nonaccrual loans in the 60 to 89 days delinquent category at June 30, 2006 and June 30, 2005. For all the dates indicated, The Bank of Greene County did not have any material restructured loans. The following table is as of June 30, 2006.

			Percentage of loan delinquency category
(dollars in thousands)		Dollar amount
	Number
60 to 89 days delinquent
Real estate:
One-to-four family	12	$636	79.00%
Commercial	2	107	13.29
Construction and land	1	11	1.37
Multi-family	1	32	3.98
Installment	6	19	2.36
Home equity	---	---	---
Commercial business	---	---	---
Total loan delinquency 60 to 89 days	22	$805	100.00%

90 days and over delinquent
Real estate:
One-to-four family	2	$3	42.86%
Commercial	---	---	---
Construction and land	---	---	---
Multi-family	---	---	---
Installment	4	4	57.14
Home equity	---	---	---
Commercial business	---	---	---
Total loan delinquency 90 days and over	6	$7	100.00%

Total loans delinquent over 60 days
Real estate:
One-to-four family	14	$639	78.70%
Commercial	2	107	13.18
Construction and land	1	11	1.35
Multi-family	1	32	3.94
Installment	10	23	2.83
Home equity	---	---	---
Commercial business	---	---	---
Total loans delinquent over 60 days	28	$812	100.00%

Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated. The Bank of Greene County had no accruing loans delinquent more than 90 days at June 30, 2006, 2005, and 2004.

(dollars in thousands)	At June 30,
	2006	2005	2004

Nonaccruing loans:
Real estate loans
One-to-four family	$3	$126	$268
Commercial	---	50	---
Multi-family	---	---	---
Installment	4	51	5
Home equity	---	96	68
Commercial business	---	25	---
Total nonaccruing loans	7	348	341

Real estate owned:
Real estate loans
One-to-four family	---	---	97
Commercial real estate	---	---	---
Total real estate owned	---	---	97

Total non-performing assets	$7	$348	$438

Total as a percentage of total assets	0.00%	0.12%	0.15%

During the year ended June 30, 2006, gross interest income of $1,000 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans or on accruing loans more than 90 days delinquent during the year ended June 30, 2006.

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

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it establishes a valuation allowance or "loss reserve" in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When The Bank of Greene County classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount. The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations. At June 30, 2006, The Bank of Greene County had five loans that amounted to $538,000 classified as substandard, one loan that amounted to $244,000 classified as special mention and no other classified assets.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of OREO. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to noninterest expense) and recoveries of previously charged off loans and is reduced by loans charged-off. At June 30, 2006, the total allowance was $1.3 million, which amounted to 0.69% of total loans receivable and 18,771.43% of nonperforming loans. Management will continue to monitor and modify the level of the allowance for loan losses. For the year ended June 30, 2006, The Bank of Greene County’s charge-offs amounted to $187,000. For the years ended June 30, 2005 and 2004, The Bank of Greene County’s charge-offs amounted to $122,000 and $76,000, respectively.

Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

(dollars in thousands)	For the Years Ended June 30,
	2006	2005	2004

Balance at the beginning of period	$1,236	$1,241	$1,164

Charge-offs:
One- to four family real estate	---	---	---
Commercial real estate	---	---	---
Home equity	---	27	---
Installment	99	38	76
Overdraft protection account	88	56	---
Commercial business	---	1	---
Total charge-offs	187	122	76

Recoveries:
One- to four family real estate	---	---	---
Commercial real estate	---	---	---
Home equity	---	---	3
Installment	30	22	45
Overdraft protection account	35	24	---
Total recoveries	65	46	48

Net charge-offs	122	76	28
Additions charged to operations	200	71	105
Balance at end of period	$1,314	$1,236	$1,241

Ratio of net charge-offs to average loans outstanding	0.07%	0.05%	0.02%
Ratio of net charge-offs to nonperforming assets	1,742.29%	21.84%	6.39%
Allowance for loan losses to nonperforming loans	18,771.43%	355,17%	364.26%
Allowance for loan losses to total loans	0.69%	0.75%	0.82%
Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	June 30, 2006			June 30, 2005			June 30, 2004
			Percent			Percent			Percent
			of loans			of loans			of loans
		Loan	in each		Loan	in each		Loan	in each
	Amount of	Amounts	category	Amount of	Amounts	category	Amount of	Amounts	category
	loan loss	By	To total	loan loss	By	to total	Loan loss	By	to total
	allowance	Category	loans	allowance	Category	loans	allowance	Category	loans
(Dollars in thousands)
One-to-four family	$519	$131,010	68.4%	$501	$117,207	70.7%	$510	$106,287	70.6%
Commercial real estate	457	22,599	11.8	413	18,077	10.9	278	14,815	9.9
Construction and land	46	8,728	4.6	23	5,255	3.2	15	4,682	3.1
Multi-family	4	1,200	0.6	2	1,477	0.9	14	1,980	1.3
Installment	48	3,287	1.7	85	3,411	2.1	86	3,988	2.6
Home equity	83	16,486	8.6	64	12,607	7.6	54	10,333	6.9
Passbook	---	632	0.3	---	742	0.5	1	557	0.4
Commercial business	137	7,390	3.9	128	6,860	4.1	283	7,822	5.2
Overdraft protection	20	97	0.1	20	55	---	---	---	---
Totals	$1,314	$191,429	100.0%	$1,236	$165,691	100.0%	$1,241	$150,464	100.0%

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

The Bank of Greene County's current policies generally limit securities investments to U.S. Government and agency securities, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds. In addition, The Bank of Greene County’s policy permits investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations. The Bank of Greene County's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. The Bank of Greene County will only invest in securities rated “A” or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of investments in smaller non-rated local bonds. The Bank of Greene County does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

At June 30, 2006, The Bank of Greene County had $87.3 million in investment securities, or 28.4% of total assets. SFAS No. 115 requires The Bank of Greene County to designate its securities as held to maturity, available for sale, or trading, depending on The Bank of Greene County's ability and intent regarding its investments. As of June 30, 2006, the entire securities portfolio was classified as available for sale. At June 30, 2006, The Bank of Greene County's securities portfolio included mortgage-backed securities totaling $45.5 million, or 14.8% of total assets.

Book Value of Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

	At June 30,
	2006		2005		2004
	Book	Percent	Book	Percent	Book	Percent
	Value	of total	Value	of total	Value	of total
(Dollars in Thousands)
Investment securities, AFS
U.S. Government agencies	$10,990	12.6%	$3,889	3.9%	$9,108	8.7%
State and political subdivisions	29,939	34.3	26,086	26.4	22,584	21.5
Mortgage-backed securities	45,490	52.1	62,158	62.9	61,175	58.4
Asset-backed securities	93	0.1	144	0.2	195	0.2
Corporate debt securities	501	0.6	5,056	5.1	10,379	9.9
Equity securities and other	254	0.3	1,518	1.5	1,393	1.3
Total investment securities, AFS	$87,267	100.0%	$98,851	100.0%	$104,834	100.0%

The estimated fair value of debt securities at June 30, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After	After
	In	One Year	Five Years
	One Year	Through	Through	After
	Or Less	Five Years	Ten Years	Ten Years	Total
(in thousands)
U.S. Government agencies	$997	$7,019	$2,974	$--	$10,990
State and political subdivisions	4,611	12,541	9,237	3,550	29,939
Mortgage-backed securities	137	16,895	15,342	13,116	45,490
Asset-backed securities	---	---	---	93	93
Corporate debt securities	501	---	---	---	501
Total debt securities	$6,246	$36,455	$27,553	$16,759	87,013
Equity securities and other					254
Total securities available-for-sale					$87,267
Weighted average yield	4.19%	3.13%	4.07%	4.30%	3.73%

A discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the increased level of mortgage-backed securities is set forth in Management’s Discussion and Analysis on page 14-15 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

Mortgage-Backed and Asset-Backed Securities. The Bank of Greene County purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA; and (iii) increase liquidity. At June 30, 2006, mortgage-backed securities (including CMOs) totaled $45.5 million or 14.8% of total assets, all of which were classified as available for sale. At June 30, 2006, $6.6 million of the mortgage-backed securities were adjustable rate and $38.9 million were fixed rate. The mortgage-backed securities portfolio had coupon rates ranging from 3.50% to 7.27%, a weighted average yield of 3.47% and a weighted average life (including pre-payment assumptions) of 3.5 years at June 30, 2006. The estimated market value of The Bank of Greene County's mortgage-backed securities at June 30, 2006 was $45.5 million, which was $734,000 million less than amortized cost.

The pooling of mortgages and the issuance of a security with an interest rate that is based on the interest rate on the underlying mortgages creates mortgage-backed securities. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as The Bank of Greene County, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of The Bank of Greene County and its’ subsidiary Greene County Commercial Bank.

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

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of The Bank of Greene County's mortgage-backed securities portfolio. The Bank of Greene County's $45.5 million mortgage-backed securities portfolio at June 30, 2006 consisted of $17.0 million with contractual maturities within five years, $15.3 million with contractual maturities of five to ten years and the remaining $13.1 million with contractual maturities more than 10 years. However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce or increase the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, The Bank of Greene County may be subject to reinvestment risk because, to the extent that The Bank of Greene County's securities prepay faster than anticipated, The Bank of Greene County may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving The Bank of Greene County of the ability to reinvest cash flows at the increased rates of interest.

At June 30, 2006, The Bank of Greene County’s portfolio of asset-backed securities contained one investment which amounted to $93,000, or less than 0.1% of total assets, which was classified as available for sale. The security had a fixed coupon at 6.68%, a yield to maturity of 6.68%, and a remaining contractual maturity of over 10 years at June 30, 2006. The estimated market value of the asset-backed security at June 30, 2006 was $93,000, which was approximately the same as amortized cost at such date.

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

Mortgage Servicing Rights. The Bank of Greene County had no mortgage servicing rights at June 30, 2006 or 2005 and does not expect to purchase mortgage servicing rights in future periods nor sell mortgages with servicing retained.

Sources of Funds

General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of securities, and proceeds from maturing securities and cash flows from operations are the primary sources of The Bank of Greene County's funds for use in lending, investing and for other general purposes.

Deposits. The Bank of Greene County and Greene County Commercial Bank offer a variety of deposit accounts with a range of interest rates and terms. The Bank of Greene County's deposit accounts consist of savings, NOW accounts, money market accounts, certificates of deposit and non-interest bearing checking accounts. The Bank of Greene County also offers IRAs or Individual Retirement Accounts. Greene County Commercial Bank offers money market accounts, certificates of deposit and non-interest bearing checking accounts and NOW accounts.

At June 30, 2006, consolidated deposits totaled $268.3 million. At June 30, 2006, we had a total of $61.4 million in certificates of deposit, of which $47.2 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and our current pricing strategy, believes a large portion of such accounts will be retained upon maturity.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Deposits are obtained predominantly from the areas in which The Bank of Greene County's branch offices are located. The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County's ability to attract and retain deposits. The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, and print media. It generally does not solicit deposits from outside its market area. While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates. The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits. Historically, The Bank of Greene County has not used brokers to obtain deposits. Greene County Commercial Bank’s purpose is to attract deposits from local municipalities. Greene County Commercial Bank had $19.0 million in money market deposits at June 30, 2006.

The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.

		At June 30,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Transaction and savings deposits:
Demand deposits	$41,503	15.5%	$37,591	14.9%	$35,645	14.6%
Savings deposits	87,776	32.7	97,759	38.6	96,950	39.8
NOW deposits	32,253	12.0	23,130	9.1	20,234	8.3
Money market deposits	45,348	16.9	40,766	16.1	33,867	13.9
Total non-certificates of deposit	206,880	77.1%	199,246	78.7%	186,696	76.6%

Certificates of deposit:
0.00 - 1.99%	27	0.0	19,197	7.6	34,940	14.3
2.00 - 2.99%	20,354	7.6	24,205	9.5	10,340	4.3
3.00 - 3.99%	26,400	9.9	8,106	3.2	8,313	3.4
4.00 - 5.99%	14,589	5.4	2,483	1.0	3,429	1.4
Total certificates of deposit	61,370	22.9	53,991	21.3	57,022	23.4
Total deposits	$268,250	100.0%	$253,237	100.0%	$243,718	100.0%

The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2006 and June 30, 2005.

(Dollars in thousands)	3 months	3 to 6	7 to 12	Over 12
	Or less	Months	Months	Months	Total

As of June 30, 2006:
Certificates of deposit less than $100,000	$9,345	$12,287	$17,462	$11,660	$50,754
Certificates of deposit $100,000 or more	4,040	1,428	2,659	2,489	10,616
Total certificates of deposit	$13,385	$13,715	$20,121	$14,149	$61,370

As of June 30, 2005:
Certificates of deposit less than $100,000	$9,629	$9,012	$11,097	$17,024	$46,762
Certificates of deposit $100,000 or more	916	1,167	1,714	3,432	7,229
Total certificates of deposit	$10,545	$10,179	$12,811	$20,456	$53,991

The following table sets forth the amount and remaining maturities of certificates of deposit accounts at June 30, 2006.

	0.00-	2.00-	3.00-	4.00-		Percent of
	1.99%	2.99%	3.99%	5.99%	Total	Total
(Dollars in thousands)
Certificates of deposit
Maturity in quarter ended:
September 30, 2006	$17	$9,680	$932	$2,756	$13,385	21.8%
December 31, 2006	--	6,648	5,907	1,160	13,715	22.4
March 31, 2007	--	1,834	4,640	9,297	15,771	25.7
June 30, 2007	--	578	3,714	58	4,350	7.1
September 30, 2007	10	715	3,445	10	4,180	6.8
December 31, 2007	--	318	2,155	180	2,653	4.3
March 31, 2008	--	466	966	277	1,709	2.8
June 30, 2008	--	71	646	147	864	1.4
September 30, 2008	--	5	907	95	1,007	1.6
December 31, 2008	--	--	870	14	884	1.4
March 31, 2009	--	16	736	104	856	1.4
June 30, 2009	--	--	342	8	350	0.6
Thereafter	--	23	1,140	483	1,646	2.7
Total	$27	$20,354	$26,400	$14,589	$61,370	100.0%

Percent of total	0.1%	33.2%	43.0%	23.7%	100.0%

Borrowed Funds. In the event that The Bank of Greene County requires funds beyond its ability to generate them internally, additional sources of funds are available through the Federal Home Loan Bank (“FHLB”). At June 30, 2006, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $28,910,200 with the FHLB. Residential mortgages are pledged by The Bank of Greene County as collateral to secure The Bank of Greene County’s line of credit and term borrowing. Interest on the line is determined at the time of borrowing. In addition to the overnight line of credit program, The Bank of Greene County also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates. The advances are collateralized by all of The Bank of Greene County’s stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans, certain multi-family loans and U.S. Government Agency obligations in an aggregate amount equal up to 133% of outstanding advances. The maximum amount that the FHLB will advance to member institutions, including The Bank of Greene County, fluctuates from time to time in accordance with policies of the FHLB.

The following table set forth certain information regarding borrowed funds.

At June 30, 2006:
Amount	Rate	Maturity Date
$5,000,000	3.64% - convertible	10/24/2013
$5,000,000

Average daily balance outstanding:    $5,655,000
Maximum amount outstanding during the year          $7,500,000
Weighted average interest rate during the year     4.03%
Weighted average interest at end of year   3.64%

Personnel

As of June 30, 2006, The Bank of Greene County had 89 full-time employees and 12 part-time employees. Greene County Bancorp, Inc. has no employees who are not also Bank employees. A collective bargaining group does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.

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

Bad Debt Reserves. Prior to the 1996 Act, The Bank of Greene County was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at The Bank of Greene County’s taxable income. As a result of the 1996 Act, The Bank of Greene County must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Greene County Commercial Bank may opt for the reserve method of accounting for bad debts since it is not a thrift institution and the assets of the consolidated group are less than $500 million. Greene County Commercial Bank had no reserve established as of June 30, 2006 since it held no loans at that date.

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

At June 30, 2006, The Bank of Greene County’s total federal pre-1988 reserve was approximately $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made. A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2006, Greene County Bancorp, Inc and its subsidiaries had no net operating loss carry forward for federal income tax purposes.

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

Recapture of New York State Bad Debt Reserves. If The Bank of Greene County ceases to qualify as a “thrift institution” (as defined in the New York State tax law), or fails to hold at least 60.0% of its assets in “Qualifying Assets”, it will no longer be entitled to use the reserve method and must recapture into entire net income a portion of its NY QRPL Reserve. The amount subject to recapture is generally equal to the excess of the NY QRPL Reserve over the federal QRPL Reserve as of December 31, 1995. The amount of The Bank of Greene County’s NY QRPL Reserve subject to recapture was approximately $1.8 million at June 30, 2006. Since it is The Bank of Greene County’s intention to continue to qualify as a thrift institution and to meet the 60.0% Qualifying Asset test, a deferred tax liability has not been established for the New York State tax that would result from such failure.

Net Operating Loss Deductions. For New York State franchise tax purposes, Greene County Bancorp, Inc. and its subsidiaries are not entitled to carry back or forward net operating losses (“NOLs”) incurred in taxable years ending before January 1, 2001. NOLs incurred in taxable years beginning on or after January 1, 2001, of which there are none as of June 30, 2006, can be carried forward to the succeeding 20 taxable years and can not be carried back.

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

REGULATION

General

The Bank of Greene County and Greene County Commercial Bank are New York-chartered banks and the Federal Deposit Insurance Corporation through the DIF (“Deposit Insurance Fund”) insures their deposit accounts up to applicable limits. The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the New York State Banking Department (the “Department”), as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by, the Federal Deposit Insurance Corporation and the Department concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as mutual savings and loan holding companies, are subject to regulation by the Office of Thrift Supervision and are required to file reports with the Office of Thrift Supervision. Any change in such regulations, whether by the Department, the Federal Deposit Insurance Corporation, or the Office of Thrift Supervision could have a material adverse impact on The Bank of Greene County, Greene County Commercial Bank, or Greene County Bancorp, Inc., or Greene County Bancorp, MHC.

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

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

The Bank of Greene County is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation insures deposits up to applicable limits and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by Federal Deposit Insurance Corporation-insured institutions. It also may prohibit any Federal Deposit Insurance Corporation-insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious risk to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings banks, after giving the Superintendent an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The act also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The new legislation requires the Federal Deposit Insurance Corporation to issue regulations implementing the law. The changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2006, the FICO assessment was equal to 1.28 basis points for each $100 in domestic deposits maintained at an institution.

Regulatory Capital Requirements

The Federal Deposit Insurance Corporation has adopted risk-based capital guidelines for banks under their supervision. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank of Greene County is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as The Bank of Greene County’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide bank capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

At June 30, 2006, The Bank of Greene County and Greene County Commercial Bank exceeded all regulatory capital requirements.

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

Based on the foregoing, The Bank of Greene County and Greene County Commercial Bank are currently classified as a “well capitalized” savings institution.

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

Federal law and Federal Deposit Insurance Corporation regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as The Bank of Greene County, may continue to invest in common or preferred stock listed on a National Securities Exchange or the NASDAQ Global Market, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of June 30, 2006, The Bank of Greene County and Greene County Commercial Bank had no securities pursuant to this exception.

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

As a member, The Bank of Greene County is required to purchase and maintain stock in the FHLB of New York. At June 30, 2006, The Bank of Greene County had $642,800 of FHLB stock. The dividend rate from FHLB stock was 5.25% at June 30, 2006. No assurance can be given that such dividends will continue in the future at such levels.

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

The public may read and copy any materials filed by Greene County Bancorp, Inc. with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Greene County Bancorp, Inc. is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.

ITEM 2.  Description of Properties

The Bank of Greene County currently conducts its business through seven full-service banking offices. Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York. The following table sets forth The Bank of Greene County's offices as of June 30, 2006. Management is still evaluating the alternatives related to the Coxsackie Branch located on Route 385 in West Coxsackie. The alternatives include sale of the building or maintaining the building and leasing the property to other interested parties.

		Original		Net Book Value
	Leased	Year	Date of	Of Property or
	or	Leased or	Lease	Leasehold
Location	Owned	Acquired	Expiration	Improvements
(Dollars in thousands)

Main Office (1)
Main & Church Streets
Catskill, NY 12414	Owned	1963	---	$289

Full Service Branches
Coxsackie Branch
2 Technology Drive
West Coxsackie, NY 12192	Owned	2005	---	$2,085

Cairo Branch
230 Matthew Simons Road
Cairo, NY 12413	Owned	2005	---	$2,154

Chatham Branch
Route 66
Chatham, NY 12037	Owned	2006	---	$538

Greenville Branch
Route 32
Greenville, NY 12083	Owned	1997	---	$884

Hudson Branch
21 North 7th Street
Hudson, NY 12534	Leased	2004	October 31, 2006	$---

Tannersville Branch
Main Street
Tannersville, NY 12485	Owned	2000	---	$1,186

Westerlo Branch
Routes 141 & 143
Westerlo, NY 12193	Leased	2001	November 30, 2010	$89

West Side Branch
100 Catskill Commons
Catskill, NY 12414	Owned	2006	---	$791

Administration Office (1)
302 Main Street
Catskill, NY 12414	Owned	1999	---	$578

Operations Center
288 Main Street
Catskill, NY 12414	Owned	2006	---	$559

Coxsackie Branch
Route 385
West Coxsackie, NY 12051	Owned	1974	---	$95

(1) Includes adjacent parking lot

ITEM 3.               Legal Proceedings

Greene County Bancorp, Inc. and its subsidiaries are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, involve amounts that are believed by management to be immaterial to the consolidated financial condition and consolidated results of operations of Greene County Bancorp, Inc.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year under report.

PART II

ITEM 5.  Market for Common Equity, Related StockHolder Matters and Small Business Issuer Purchases of Equity Securities

The “Common Stock and Related Matters” section on page 24-25 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

There were no sales of unregistered securities during fiscal 2006. There were no repurchases of shares by Greene County Bancorp, Inc. during fiscal year 2006.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

The “Management's Discussion and Analysis of Financial Condition and Results of Operations” section on pages 9-22 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  Financial Statements

The selected financial information for the year ended June 30, 2006 is filed as part of Greene County Bancorp, Inc.’s Annual Report to Shareholders on pages 7-8, and is incorporated herein by reference.

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.     Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  Other Information

Not applicable.
                                                                                                                PART III
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The “Proposal I - Election of Directors” section on pages 3-4 of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) is incorporated herein by reference.

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

ITEM 10.   Executive Compensation

The “Proposal I - Election of Directors” section on pages 9-11 of Greene County Bancorp, Inc.’s 2006 Proxy Statement is incorporated herein by reference.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section on page 2-4 of Greene County Bancorp, Inc.’s 2006 Proxy Statement is incorporated herein by reference.

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

Set forth below is certain information as of June 30, 2006 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2000 Stock Option Plan	100,084	$4.38	148
2000 Recognition and Retention Plan	—	—	18
Total	100,084	$4.38	166

ITEM 12.   Certain Relationships and Related Transactions

The “Transactions with Certain Related Persons” section on page 14 of Greene County Bancorp, Inc.’s 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.   Exhibits

3.1	Certification of Incorporation of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s Registration statement on SB-2, file No. 333-63681 (the “SB-2”)).

3.2	Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

4.0	Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

10.1	Employment Agreement with J. Bruce Whittaker (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

10.2	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

13.0	Annual Report to Shareholders

16.0	Letter on Change in Certifying Accountant (incorporated herein by reference to the Current Report on Form 8K filed on August 22, 2005)

21.0	Subsidiaries of Greene County Bancorp, Inc.

23.1	Consent of Beard Miller Company LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32.0    Certification of Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                99.0         Report of Independent Registered Public Accounting Firm

ITEM 14.   Principal Accountant Fees and Services

The “Proposal 2-Ratification of Appointment of Auditors” section on page 14 Greene County Bancorp, Inc.’s 2006 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 28, 2006          By: /s/ J. Bruce Whittaker
J. Bruce Whittaker
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Michelle Plummer              By:  /s/ Walter H. Ingalls
       Michelle Plummer                  Walter H. Ingalls
       Chief Financial Officer                  Director

Date: September 28, 2006                                             Date: September 28, 2006

By:  /s/ J. Bruce Whittaker                                           By:  /s/ Charles Schaefer
       J. Bruce Whittaker, President               Charles Schaefer
       Chief Executive Office and Director                            Director

Date: September 28, 2006                                                Date: September 28, 2006

By:  /s/ Paul Slutzky                 By:  /s/ David H. Jenkins
Paul Slutzky               David H. Jenkins, DVM
Director                  Director

Date: September 28, 2006                                              Date: September 28, 2006

By:  /s/ Dennis R. O’Grady              By:  /s/ Martin C. Smith
Dennis R. O’Grady             Martin C. Smith
Director                   Chairman of the Board

Date: September 28, 2006                                              Date: September 28, 2006

By:  /s/ Arthur Place
Arthur Place
Director

Date: September 28, 2006

EXHIBIT 13
ANNUAL REPORT TO SHAREHOLDERS

EXHIBIT 21

SUBSIDIARIES OF GREENE COUNTY BANCORP, INC.

Company        Percent Owned

The Bank of Greene County       100.0% owned by Greene County Bancorp, Inc.

Greene County Commercial Bank                 100.0% owned by The Bank of Greene County

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-51538) of Greene County Bancorp, Inc. of our report dated August 8, 2006, relating to the consolidated financial statements as of and for the year ended June 30, 2006, of Greene County Bancorp, Inc., which appears in the Annual Report to Shareholders included as exhibit 13.0 in this Form 10-KSB.

/s/ Beard Miller Company LLP
Beard Miller Company, LLP
Pine Brook, New Jersey
September 28, 2006

EXHIBIT 23.2

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
PricewaterhouseCoopers LLP
Albany, New York
September 28, 2006

EXHIBIT 31.1

Certification of Chief Executive Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

I, J. Bruce Whittaker, certify that:

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

Date: September 28, 2006                                                                    /s/ J. Bruce Whittaker
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

Date: September 28, 2006                                                                    /s/ Michelle M. Plummer
Michelle M. Plummer
                                                                                                                Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, and Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) each certify in his or her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2006 and that to the best of his or her knowledge:

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

September 28, 2006                            /s/ J. Bruce Whittaker__________________
Date                             J. Bruce Whittaker
President and Chief Executive Officer

September 28, 2006                           /s/ Michelle M. Plummer________________
Date                            Michelle M. Plummer
                                                                                                              Chief Financial Officer

EXHIBIT 99.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Greene County Bancorp, Inc:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Greene County Bancorp, Inc and it’s subsidiaries at June 30, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
July 20, 2005