Form 10QSB
period 2006-09-30
GREENE COUNTY BANCORP INC
filed 2006-11-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes:        No: X

As of November 10, 2006, the registrant had 4,146,026 shares of common stock outstanding at $ .10 par value.

Transitional Small Business Disclosure
Format: Yes:        No: X

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	5
	* Consolidated Statements of Changes in Shareholders’ Equity	6
	* Consolidated Statements of Cash Flows	7
	* Notes to Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12-24

Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signatures	26-30

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Statement of Chief Executive Officer
Exhibit 32.2 906 Statement of Chief Financial Officer
		27 28 29 30

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2006 (unaudited) and June 30, 2006
(Dollars in thousands, except share and per share amounts)

ASSETS	September 30, 2006	June 30, 2006
Cash and due from banks	$9,783	$12,218
Federal funds sold	2,925	3,634
Total cash and cash equivalents	12,708	15,852

Securities available for sale, at fair value	85,336	87,267
Federal Home Loan Bank stock, at cost	643	643

Loans	197,733	191,429
Less: Allowance for loan losses	(1,325)	(1,314)
Unearned origination fees and costs, net	(2)	(22)
Net loans receivable	196,406	190,093

Premises and equipment	11,984	10,805
Accrued interest receivable	1,748	1,736
Prepaid expenses and other assets	772	1,169
Total assets	$309,597	$307,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$41,662	$41,503
Interest bearing deposits	227,797	226,747
Total deposits	269,459	268,250

Borrowings from FHLB	5,000	5,000
Accrued expenses and other liabilities	708	734
Total liabilities	275,167	273,984

Shareholders’ equity:
Preferred stock,
Authorized 1,000,000 shares; none issued	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,146,026 shares at September 30, 2006
and 4,145,246 shares at June 30, 2006;	431	431
Additional paid-in capital	10,336	10,300
Retained earnings	24,918	24,588
Accumulated other comprehensive income	(285)	(747)
Treasury stock, at cost 159,644 shares at September 30,
2006, and 160,424 shares at June 30, 2006	(855)	(860)
Unearned ESOP shares, at cost	(115)	(131)
Total shareholders’ equity	34,430	33,581
Total liabilities and shareholders’ equity	$309,597	$307,565
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands, except share and per share amounts)	2006	2005
Interest income:
Loans	$3,179	$2,682
Investment securities - taxable	161	144
Mortgage-backed securities	360	458
Tax exempt securities	269	232
Interest bearing deposits and federal funds sold	102	120
Total interest income	4,071	3,636

Interest expense:
Interest on deposits	1,376	817
Interest on borrowings	46	89
Total interest expense	1,422	906

Net interest income	2,649	2,730

Provision for loan losses	45	30

Net interest income after provision for loan losses	2,604	2,700

Noninterest income:
Service charges on deposit accounts	471	463
Debit Card Fees	139	113
Other operating income	281	226
Total noninterest income	891	802

Noninterest expense:
Salaries and employee benefits	1,378	1,461
Occupancy expense	157	136
Equipment and furniture expense	196	184
Service and data processing fees	217	282
Office supplies	28	29
Other	457	473
Total noninterest expense	2,433	2,565

Income before provision for income taxes	1,062	937

Provision for income taxes	308	281

Net income	$754	$656

Basic EPS	$0.18	$0.16
Basic shares outstanding	4,117,643	4,089,291

Diluted EPS	$0.18	$0.16
Diluted average shares outstanding	4,187,925	4,176,192

Dividends per share	$0.23	$0.22
See notes to consolidated financial statements

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)

(In thousands)	2006	2005

Net income	$754	$656

Other comprehensive (loss) income:

Unrealized holding gain (loss) arising during the three months ended September 30, 2006 and 2005, net of income
tax (expense) benefit of $(295) and $92, respectively.	462	(145)

Comprehensive income	$1,216	$511

See notes to consolidated financial statements

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)

				Accumulated
		Additional		Other		Unearned	Total
	Capital	Paid - In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Equity

Balance at
June 30, 2005	$431	$10,129	$23,168	$163	($942)	($196)	$32,753

ESOP shares earned		51				17	68

Options exercised		(3)			12		9

Dividends declared			(402)				(402)

Net income			656				656

Unrealized loss on securities, net				(145)			(145)
Balance at
September 30, 2005	$431	$10,177	$23,422	$18	$(930)	$(179)	$32,939
Balance at
June 30, 2006	$431	$10,300	$24,588	($747)	($860)	($131)	$33,581

ESOP shares earned		37				16	53

Options exercised		(1)			5		4

Dividends declared			(424)				(424)

Net income			754				754

Unrealized gain on securities, net				462			462
Balance at
September 30, 2006	$431	$10,336	$24,918	($285)	($855)	($115)	$34,430

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)

(In thousands)	2006	2005
Cash flows from operating activities:
Net Income	$754	$656
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	224	190
Net amortization of premiums and discounts	255	431
Provision for loan losses	45	30
ESOP and other stock-based compensation earned	53	68
Net increase in accrued income taxes	220	281
Net (increase) decrease in accrued interest receivable	(12)	49
Net decrease in prepaid and other assets	102	175
Net (decrease) in other liabilities	(246)	(582)
Net cash provided by operating activities	1,395	1,298

Cash flows from investing activities:
Proceeds from maturities and calls of securities	1,812	4,494
Purchases of securities and other investments	(3,034)	(2,236)
Principal payments on securities	3,655	4,359
Net increase in loans receivable	(6,358)	(4,223)
Proceeds from sale of premises and equipment	---	2
Purchases of premises and equipment	(1,403)	(573)
Net cash (used in) provided by investing activities	(5,328)	1,823

Cash flows from financing activities:
Dividends paid	(424)	(402)
Proceeds from exercise of stock options	4	9
Net increase (decrease) in deposits	1,209	(3,541)
Net cash provided by (used in) financing activities	789	(3,934)

Net decrease in cash and cash equivalents	(3,144)	(813)

Cash and cash equivalents at beginning of period	15,852	19,931

Cash and cash equivalents at end of period	$12,708	$19,118

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2006 and 2005

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2006 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank. The consolidated financial statements at and for the three months ended September 30, 2006 and 2005 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2006, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2007.

CRITICAL ACCOUNTING POLICY

Greene County Bancorp, Inc.’s critical accounting policy relates to the allowance for loan losses. It is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses. However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

(2)  Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries. The Bank of Greene County has seven full-service offices and an operations center located in its market area consisting of Greene County, Columbia County and southern Albany County, New York. The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities.

(3)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the assessment of other-than-temporary security impairment.

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses (the “Allowance”) may be necessary based on changes in economic conditions, asset quality or other factors. In addition, various regulatory authorities, as an integral part of their examination process, periodically review our Allowance. Such authorities may require us to recognize additions to the Allowance based on their judgments of information available to them at the time of their examination.

Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss.

(4)  Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options and unvested restricted stock) issued became vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per share
Three months ended
September 30, 2006	$754,000
Basic		4,117,643	$0.18
Effect of dilutive stock options and unearned restricted stock		70,282	(0.00)
Diluted		4,187,925	$0.18

Three months ended
September 30, 2005	$656,000
Basic		4,089,291	$0.16
Effect of dilutive stock options and unearned restricted stock		86,901	(0.00)
Diluted		4,176,192	$0.16

(5)  Dividends

On July 18, 2006, the Board of Directors declared a semi-annual cash dividend of $0.23 per share of Greene County Bancorp, Inc.’s common stock. The dividend reflects an annual cash dividend rate of $0.46 per share, which is equal to the prior semi-annual dividend paid in March 2006. The dividend was payable to stockholders of record as of August 15, 2006, and paid on September 1, 2006. It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends on the 2,304,632 shares of Company common stock it owns for the current period.

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

(7)       Impact of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS Nos. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning on July 1, 2007.  The Company does not believe the adoption of SFAS No. 155 will have any impact on the Company's financial position or results of operations.

 In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be July 1, 2007. The Company does not believe that the adoption of SFAS No. 156 will have any effect on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position only if the Company has determined, based on the technical merits of the tax position, that the tax position would more likely than not be sustained upon an examination by the appropriate taxing authority. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe that the adoption of FIN 48 will have a significant effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 158 on our consolidated financial position, results of operations and cash flows.

(8)       Stock-Based Compensation

At September 30, 2006, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the financial statements and notes thereto for the year ended June 30, 2006. Through June 30, 2006, the Company accounted for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which required the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company elected to account for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123.  Accordingly no stock-based compensation cost was reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS 123(R), “Share-Based Payments” effective July 1, 2006. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that the employees provide service in exchange for the award. Public companies were required to adopt the standard using a modified prospective method and they were given the option to elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption of previously issued and outstanding awards over the remaining vesting period of such awards. Greene County Bancorp, Inc. chose the modified prospective method. However, since all outstanding options vested prior to March 31, 2006, there is no stock-based compensation expense to be recorded in the current period and, therefore, no effect on net income or earnings per share; consequently, no table illustrating the impact of share-based compensation on earnings for the quarter ended September 30, 2006 is included.

A summary of the Company’s stock option activity and related information for its option plans for the three months ended September 30, 2006, is as follows:

	Outstanding Options	Wtd. Avg. Exercise Price	Wtd. Avg. Rem. Contractual Term	Aggregate Intrinsic Value
Outstanding at 6/30/2006	100,084	$4.38

Granted	---	---
Exercised	780	$3.94

Forfeited or Cancelled	---	---

Outstanding at 9/30/2006	99,304	$4.39	3.7	$955,000

Exercisable at 9/30/2006	99,304	$4.39	3.7	$955,000

The total intrinsic value of the options exercised during the three months ended September 30, 2006, was approximately $8,000. There were no stock options granted during the three months ended September 30, 2006 and 2005. The Company had no non-vested options outstanding at or during the quarter ended September 30, 2006.

For the purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-related compensation prior to July 1, 2006. The fair value of each option grant has been estimated using the Black-Scholes option-pricing model.

Three Months Ended September 30,
2005
(In thousands, except per share amounts)
Net income, as reported	$656

Add: Stock related compensation expense included in
reported net income, net of income tax	---

Deduct: Stock related compensation expense determined
under the fair value method, net of income taxes	1

Pro forma net income	$655

Earnings per share:

Basic, as reported	$0.16
Basic, pro forma	$0.16

Diluted, as reported	$0.16
Diluted, pro forma	$0.16

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview of the Company’s Activities and Risks

Greene County Bancorp, Inc.’s results of operations depend primarily on its net interest income, which is the difference between the income earned on Greene County Bancorp, Inc.’s loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by Greene County Bancorp, Inc.’s provision for loan losses, gains and losses from sales of securities, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges. Greene County Bancorp, Inc.’s noninterest expense consists principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect Greene County Bancorp, Inc.

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

Comparison of Financial Condition as of September 30, 2006 and June 30, 2006

ASSETS

Total assets of the Company were $309.6 million at September 30, 2006 as compared to $307.6 million at June 30, 2006, an increase of $2.0 million, or 0.7%. Securities available for sale amounted to $85.3 million, or 27.6% of assets, at September 30, 2006 as compared to $87.3 million, or 28.4% of assets, at June 30, 2006, a decrease of $2.0 million or 2.3%. Principal pay-downs and maturities associated with securities amounted to $5.5 million between June 30, 2006 and September 30, 2006. These activities were partially offset by securities purchases of $3.0 million over the same time frame. Loans grew by $6.3 million between September 30, 2006 and June 30, 2006. As a result, net loans represented 63.4% of assets at September 30, 2006 as compared to 61.8% of assets at June 30, 2006.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased to $12.7 million at September 30, 2006 as compared to $15.9 million at June 30, 2006, a decrease of $3.2 million or 20.1%. Cash, such as vault cash and balances with correspondent banks, decreased approximately $2.4 million between September 30, 2006 and June 30, 2006. Federal funds sold decreased to $2.9 million at September 30, 2006 as compared to $3.6 million at June 30, 2006, a decrease of $709,000 or 19.5%. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES AVAILABLE FOR SALE

Securities decreased $2.0 million or 2.3% to $85.3 million at September 30, 2006 as compared to $87.3 million at June 30, 2006. The decline in the securities portfolio was used to help fund loan growth and was the result of principal pay-downs that amounted to $3.7 million, of which $3.2 million were mortgage-backed securities, and maturities that amounted to $1.8 million, of which $1.3 million were state and political subdivision securities and $0.5 million were corporate securities. Purchases of $3.0 million, primarily tax-free securities, partially offset the principal pay-downs and maturities between September 30, 2006 and June 30, 2006. Additionally, during the quarter ended September 30, 2006, unrealized losses on these available for sale securities declined $757,000. Greene County Bancorp, Inc. holds 36.6% of the securities portfolio at September 30, 2006 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.

(Dollars in thousands)	Fair value at Sept. 30, 2006	Percentage of portfolio	Fair value at June 30, 2006	Percentage of portfolio

U.S. government agencies	$11,410	13.4%	$10,990	12.6%
State and political subdivisions	31,255	36.6	29,939	34.3
Mortgage-backed securities	42,327	49.6	45,490	52.1
Asset-backed securities	88	0.1	93	0.1
Corporate debt securities	---	---	501	0.6
Total debt securities	85,080	99.7	87,013	99.7

Equity securities and other	256	0.3	254	0.3

Total available-for-sale securities	$85,336	100.0%	$87,267	100.0%

LOANS

Net loans receivable increased to $196.4 million at September 30, 2006 from $190.1 million at June 30, 2006, an increase of $6.3 million, or 3.3%. The loan growth experienced during the quarter primarily consisted of $3.7 million in residential mortgages, $1.8 million in commercial real estate mortgages, and $778,000 in home equity loans. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Recent interest rate hikes by the Federal Open Market Committee have yet to significantly affect long term interest rates. If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities. It appears consumers continue to use the equity in their homes to fund financing needs for some activities, where in the past an installment loan may have been the choice. The low financing options from auto makers continued to cut into the Bank’s automobile loan generation.

(Dollars in thousands)	At Sept. 30, 2006	Percentage of portfolio	At June 30, 2006	Percentage of portfolio

Real estate mortgages
Residential	$143,992	72.8%	$140,253	73.3%
Commercial	25,131	12.7	23,284	12.2
Home equity loans	17,264	8.8	16,486	8.6
Commercial loans	6,719	3.4	7,390	3.8
Installment loans	3,995	2.0	3,384	1.8
Passbook loans	632	0.3	632	0.3
Total loans	$197,733	100.0%	$191,429	100.0%
Less: Allowance for loan losses	(1,325)		(1,314)
Unearned origination fees and costs, net	(2)		(22)
Net loans receivable	$196,406		$190,093

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by net charge-offs. The level of the provision for the quarter ended September 30, 2006, was driven by the continued good asset quality. Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Quarter ended	Quarter ended
	September 30, 2006	September 30, 2005

Balance at the beginning of the period	$1,314	$1,236
Charge-offs:
Commercial Loans	7	---
Installment loans to individuals	14	16
Overdraft protection	34	15
Total loans charged off	55	31

Recoveries:
Installment loans to individuals	12	4
Overdraft protection	9	10
Total recoveries	21	14

Net charge-offs	34	17

Provisions charged to operations	45	30
Balance at the end of the period	$1,325	$1,249

Ratio of net charge-offs to average loans outstanding	0.02%	0.01%
Ratio of net charge-offs to nonperforming assets	69.39%	5.26%
Allowance for loan losses to nonperforming loans	2,704.08%	386.69%
Allowance for loan losses to total loans receivable	0.67%	0.74%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered nonperforming. The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2006 or June 30, 2006.

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At September 30, 2006	At June 30, 2006

Nonaccruing loans:
Real estate mortgage loans
Residential mortgages loans (one- to four-family)	$1	$3
Multi-family mortgage loans	31	---
Commercial mortgage loans	---	---
Home equity	---	---
Commercial loans	---	---
Installment loans to individuals	17	4

Total nonaccruing loans	49	7

Foreclosed real estate	---	---

Total nonperforming assets	$49	$7

Total nonperforming assets as a percentage of total assets	0.02%	0.00%

Total nonperforming loans to total loans	0.03%	0.00%

During the quarter ended September 30, 2006, gross interest income of $1,900 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans.

DEPOSITS

Total deposits increased to $269.5 million at September 30, 2006 from $268.3 million at June 30, 2006, an increase of $1.2 million, or 0.4%. The net growth in deposits was primarily due to an $8.5 million increase in municipal deposits at Greene County Commercial Bank. This increase was offset by a decrease in deposits at The Bank of Greene County, partially due to the payment of various escrow taxes for customers in the last few days of September 2006. Deposit escrow accounts are included in the savings deposit category, which declined $7.6 million in total. Certificates of deposit balances increased $1.9 million between June 30, 2006 and September 30, 2006. The Company continues to try to encourage customers to open noninterest bearing deposit accounts through various marketing strategies, including free gifts.

(Dollars in thousands)	At Sept. 30, 2006	Percentage Of portfolio	At June 30, 2006	Percentage Of portfolio

Noninterest bearing deposits	$41,662	15.4%	$41,503	15.5%
Certificates of deposit	63,286	23.5	61,370	22.9
Savings deposits	80,166	29.8	87,776	32.7
Money market deposits	42,460	15.8	45,348	16.9
NOW deposits	41,885	15.5	32,253	12.0
Total deposits	$269,459	100.0%	$268,250	100.0%

BORROWINGS

At September 30, 2006, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date

$5,000,000	3.64% - convertible	10/24/2013

The $5.0 million borrowing, which carried a 3.64% interest rate at September 30, 2006, is convertible by FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.5%. FHLB has the option to convert existing advances into replacement advances for the same or lesser principal amount based on the then current market rates. If the Bank chooses not to replace the funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

EQUITY

Shareholders’ equity increased to $34.4 million at September 30, 2006 from $33.6 million at June 30, 2006, as net income of $754,000 was partially offset by dividends declared and paid of $424,000. Accumulated other comprehensive loss decreased by $462,000 to $285,000 as a result of an improvement in the fair value of the available-for-sale investment portfolio, net of tax. The unrealized loss in the portfolio was due solely to interest rate movements and management does not consider the loss to be other-than-temporary. Other changes in equity were the result of activities associated with the various stock-based compensation plans of the Company including the 2000 Stock Option Plan and ESOP Plan. 780 options were exercised during the quarter ended September 30, 2006, reducing the number of shares held as treasury stock to 159,644.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2006 and 2005. For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances were based on daily averages for the quarters ended September 30, 2006 and 2005. Average loan balances include non-performing loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

(Dollars in thousands)	2006	2006	2006	2005	2005	2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$193,052	$3,179	6.59%	$166,598	$2,682	6.44%
Securities[2]	85,646	780	3.64	95,232	810	3.40
Federal funds	5,479	71	5.18	11,473	99	3.45
Interest bearing bank balances	2,805	31	4.42	2,798	21	3.00
FHLB stock	643	10	6.22	1,785	24	5.38
Total interest earning assets	$287,625	$4,071	5.66%	$277,886	$3,636	5.23%

Interest bearing liabilities:
Savings and money market deposits	$130,762	$650	1.99%	$138,735	$445	1.28%
Demand and NOW deposits	75,536	176	0.93	60,367	24	0.16
Certificates of deposit	61,860	550	3.56	54,183	348	2.57
Borrowings	5,002	46	3.68	7,500	89	4.75
Total interest bearing liabilities	$273,160	1,422	2.08%	$260,785	906	1.39%

Net interest income		$2,649			$2,730

Net interest rate spread			3.58%			3.84%

Net interest margin			3.68%			3.93%

Average interest earning assets to
average interest bearing liabilities			105.30%			106.56%

____________________________________________________
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

	Three Months Ended September 30,
(In thousands)	2006 versus 2005

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$433	$64	$497
Investment securities[2]	(100)	70	(30)
Federal funds	(65)	37	(28)
Interest-bearing bank balances	--	10	10
FHLB stock	(19)	5	(14)
Total interest-earning assets	249	186	435

Interest-bearing liabilities:
Savings deposits	(24)	229	205
Demand and NOW deposits	8	144	152
Certificates of deposit	54	148	202
Borrowings	(26)	(17)	(43)
Total interest-bearing liabilities	12	504	516
Net interest income	$237	$(318)	$(81)

_____________________________________________
1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets increased to 0.98% for the quarter ended September 30, 2006 as compared to 0.89% for the quarter ended September 30, 2005. Return on average equity increased to 8.90% for the quarter ended September 30, 2006 as compared to 8.01% for the quarter ended September 30, 2005. The increase in return on average assets and return on average equity was primarily the result of lower noninterest expenses and higher noninterest income, partially offset by lower net interest income, spread and margin. Net income amounted to $754,000 for the quarter ended September 30, 2006 as compared to $656,000 for the prior year period, an increase of $98,000 or 14.9%. Average assets increased $12.8 million, or 4.3% to $307.6 million for the quarter ended September 30, 2006 as compared to $294.8 million for the quarter ended September 30, 2005. Average equity increased $1.2 million, or 3.7%, to $33.9 million for the quarter ended September 30, 2006 as compared to $32.7 million for the quarter ended September 30, 2005.

INTEREST INCOME

Interest income amounted to $4.1 million for the quarter ended September 30, 2006 as compared to $3.6 million for the quarter ended September 30, 2005, an increase of $435,000 or 12.0%. The increase in loan volume complemented by an increase in the yield on such interest earning assets had the greatest impact on interest income when comparing the quarters ended September 30, 2006 and 2005. Average loan balances increased $26.5 million and the yield increased 15 basis points when comparing the quarters ended September 30, 2006 and 2005. Although the overall impact on interest income from loans was positive, it was offset by lower volume on securities for which average balances declined $9.6 million when comparing the quarters ended September 30, 2006 and 2005. The yield on such securities increased 24 basis points during this same period, partially offsetting the decrease in income due to the decline in balances. The short term investments such as interest bearing bank balances and federal funds sold were utilized to fund loan growth, and therefore, interest income from these investments decreased as a result of a $6.0 million decrease in average balances when comparing the quarters ended September 30, 2006 and 2005. Most of the decrease in income from short term investments was offset by a higher yield on such investments, primarily as a result of the interest rate hikes implemented by the Federal Open Market Committee during the last several quarters. Although the Federal Open Market Committee has increased short-term rates several times during the last several quarters, the long-term rates continue to remain relatively unchanged and low.

INTEREST EXPENSE

Interest expense amounted to $1.4 million for the quarter ended September 30, 2006 as compared to $906,000 for the quarter ended September 30, 2005, an increase of $516,000 or 57.0%. Interest expense on deposits increased to $1.4 million for the quarter ended September 30, 2006 as compared to $817,000 for the quarter ended September 30, 2005. Interest expense on borrowings declined $43,000 to $46,000 for the quarter ended September 30, 2006 as compared to $89,000 for the quarter ended September 30, 2005. Changes in rate on interest-bearing liabilities had the greatest impact on overall interest expense. The average rate paid on demand and NOW deposits increased 77 basis points when comparing the quarters ended September 30, 2006 and 2005, and the average balance of such accounts grew by $15.2 million, contributing to the overall increase in interest expense. The average balance of certificates of deposit grew by $7.7 million, and the average rate paid increased by 99 basis points when comparing the quarters ended September 30, 2006 and 2005. The average balance of savings and money market deposits fell by $8.0 million but was offset by an increased of 71 basis points in average rate paid on remaining balances when comparing the quarters ended September 30, 2006 and 2005. The level of interest paid on borrowings was higher when comparing the quarters ended September 30, 2006 and 2005 due to the average balance being $2.5 million higher. A $2.5 million borrowing with a rate of 6.80% was repaid on October 4, 2005 and there were no significant additional borrowings.

NET INTEREST INCOME

Net interest income remained relatively flat at $2.6 million for the quarter ended September 30, 2006 and $2.7 million for the quarter ended September 30, 2005. Net interest spread decreased 26 basis points to 3.58% as compared to 3.84% when comparing the quarters ended September 30, 2006 and 2005. Net interest margin decreased 25 basis points to 3.68% for the quarter ended September 30, 2006 as compared to 3.93% for the quarter ended September 30, 2005. The tightening of the net interest spread and margin led to a decline in net interest income when comparing the quarters ended September 30, 2006 and 2005.

Due to the large portion of fixed rate residential mortgages in the Company’s asset portfolio, interest rate risk is a concern and the Company will continue to monitor the situation and attempt to adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of a rising rate environment. Management attempts to mitigate the interest rate risk through balance sheet composition. Several strategies are used to help manage interest rate risk such as maintaining a high level of liquid assets such as short-term federal funds sold and various investment securities and maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits.

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $45,000 for the quarter ended September 30, 2006 and $30,000 for the quarter ended September 30, 2005. The relatively low level of the provisions for loan losses was largely due to the continuing high quality of the overall loan portfolio. At September 30, 2006, nonperforming assets were 0.02% of total assets, nonperforming loans were 0.03% of total loans, and the number and dollar amount of loans classified as nonaccrual were insignificant.

NONINTEREST INCOME

Noninterest income amounted to $891,000 for the quarter ended September 30, 2006 as compared to $802,000 for the quarter ended September 30, 2005, an increase of $89,000 or 11.1%. Service charges on deposit accounts increased $8,000 due to higher levels of insufficient funds charges. Debit card fees increased $26,000 or 23.0% primarily due to a higher volume of transactions. The Company continues to grow income from higher volumes of activity in E-commerce and services performed through Essex Corp’s “Investors MarketPlace”, an alternative investment resource. During the quarter ended September 30, 2006, revenue from Essex Corp’s “Investors MarketPlace” increased approximately $41,000 over the same quarter the prior year primarily due to several large transactions.

NONINTEREST EXPENSE

Noninterest expense amounted to $2.43 million for the quarter ended September 30, 2006 as compared to $2.57 million for the quarter ended September 30, 2005, a decrease of $132,000 or 5.1%. Salaries and employee benefits decreased $83,000 when comparing quarters ended September 30, 2006 and 2005. Retirement expense decreased approximately $36,000 primarily as a result of discontinuing the accrual of benefits under the defined benefit pension plan beginning July 1, 2006. This decrease was partially offset by an increase in 401-k contribution expense of $12,000 resulting from an increase in employer match beginning July 1, 2006. Also contributing to the decrease in salaries and employee benefits was lower overtime expenses which declined $22,000. Lastly, expenses were higher for the quarter ended September 30, 2005 as a result of the training and preparation for the data processing system conversion that occurred in October 2005. Occupancy expense increased approximately $21,000 when comparing the quarters ended September 30, 2006 and 2005 due to higher utility costs and increased depreciation expense associated with the relocated Cairo and Coxsackie branches. Equipment and furniture expense increased $12,000 when comparing the quarters ended September 30, 2006 and 2005 due to higher depreciation expense associated with updated computer equipment and a new loan and deposit data processing system implemented in October 2005. This higher depreciation was offset by a $65,000 decrease in service and data processing fees that resulted from the discontinuation of the outsourcing of the data processing system following the implementation of the new system.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements. The effective tax rate was 29.0% for the quarter ended September 30, 2006, compared to 30.0% for the quarter ended September 30, 2005. The decline in effective rate was due to increased holdings of federally tax-exempt municipal securities in the current period.

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

Mortgage loan commitments totaled $3.7 million at September 30, 2006. The unused portion of overdraft lines of credit and premium overdraft privilege amounted to $7.8 million, the unused portion of home equity lines of credit amounted to $5.2 million, and the unused portion of commercial lines of credit amounted to $4.1 million at September 30, 2006. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from FHLBNY.

During the current fiscal year, The Bank of Greene County expects to open two new branch locations, one located in Greenport, New York and the other on the West Side of Catskill, New York. It is expected that these branches will be open during the third quarter of fiscal 2007. The Bank of Greene County is also renovating a building in Catskill, New York to be utilized by back-office operations. It is expected that the Company will have sufficient cash or other means of liquidity to fund these projects.

The Bank of Greene County met all regulatory capital requirements at September 30, 2006 and June 30, 2006. Consolidated shareholders’ equity represented 11.1% of total assets at September 30, 2006 and 10.9% of total assets of June 30, 2006.

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

Date: November 6, 2006

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: November 6, 2006

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

Date: November 6, 2006                                                                      /s/ J. Bruce Whittaker
J. Bruce Whittaker
                                                                                                                President and Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michelle M. Plummer, certify that:

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

Date: November 6, 2006                                                                      /s/ Michelle M. Plummer
Michelle M. Plummer
Chief Financial Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2006 and that to the best of his knowledge:

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

Date: November 6, 2006                                                                      /s/ J. Bruce Whittaker
J. Bruce Whittaker
                                                                                                                President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2006 and that to the best of her knowledge:

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

Date: November 6, 2006                                                                      /s/ Michelle M. Plummer
Michelle M. Plummer
Chief Financial Officer