Form 10QSB
period 2006-12-31
GREENE COUNTY BANCORP INC
filed 2007-02-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

Yes:           No:    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12G-2 of the Exchange Act.

Yes:           No:    X

As of February 2, 2007, the registrant had 4,305,670 shares of common stock issued at $ 0.10 par value, and 4,150,666 shares were outstanding.

Transitional Small Business Disclosure
Format: Yes:          No:    X

	GREENE COUNTY BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-14

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14-26

Item 3.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

	Signatures	29-33

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Statement of Chief Executive Officer
Exhibit 32.2 906 Statement of Chief Financial Officer
		30 31 32 33

Part I.  Item 1.
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2006 and June 30, 2006(unaudited)
(Dollars in thousands, except share and per share amounts)

ASSETS	December 31, 2006	June 30, 2006
Cash and due from banks	$12,219	$12,218
Federal funds sold	2,169	3,634
Total cash and cash equivalents	14,388	15,852

Securities available for sale, at fair value	79,103	87,267
Federal Home Loan Bank stock, at cost	643	643

Loans	203,461	191,429
Less: Allowance for loan losses	(1,368)	(1,314)
Unearned origination fees and costs, net	20	(22)
Net loans receivable	202,113	190,093

Premises and equipment	13,319	10,805
Accrued interest receivable	1,810	1,736
Prepaid expenses and other assets	942	1,169
Total assets	$312,318	$307,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$42,108	$41,503
Interest bearing deposits	229,012	226,747
Total deposits	271,120	268,250

Borrowings from FHLB	5,000	5,000
Accrued expenses and other liabilities	899	734
Total liabilities	277,019	273,984

SHAREHOLDERS’ EQUITY
Preferred stock,
Authorized 1,000,000 shares; none issued	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,146,826 shares at December 31, 2006
and 4,145,246 shares at June 30, 2006;	431	431
Additional paid-in capital	10,374	10,300
Retained earnings	25,675	24,588
Accumulated other comprehensive income (loss)	(231)	(747)
Treasury stock, at cost 158,844 shares at December 31,
2006, and 160,424 shares at June 30, 2006	(851)	(860)
Unearned ESOP shares, at cost	(99)	(131)
Total shareholders’ equity	35,299	33,581
Total liabilities and shareholders’ equity	$312,318	$307,565

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2006 and 2005
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	2006	2005
Interest income:
Loans	$6,482	$5,466
Investment securities	320	250
Mortgage-backed securities	751	779
Tax free securities	551	482
Interest bearing deposits and federal funds sold	190	212
Total interest income	8,294	7,189

Interest expense:
Interest on deposits	2,922	1,709
Interest on borrowings	93	137
Total interest expense	3,015	1,846

Net interest income	5,279	5,343

Provision for loan losses	111	60

Net interest income after provision for loan losses	5,168	5,283

Noninterest income:
Service charges on deposit accounts	1,057	913
Debit card fees	290	234
Gain on sale of premises and equipment	257	---
Other operating income	490	416
Total noninterest income	2,094	1,563

Noninterest expense:
Salaries and employee benefits	2,790	2,855
Occupancy expense	353	289
Equipment and furniture expense	396	395
Service and data processing fees	474	521
Computer supplies and support	118	104
Office supplies	80	57
Other	883	963
Total noninterest expense	5,094	5,184

Income before provision for income taxes	2,168	1,662

Provision for income taxes	657	479

Net income	$1,511	$1,183

Basic EPS	$0.37	$0.29
Basic shares outstanding	4,119,836	4,091,442
Diluted EPS	$0.36	$0.28
Diluted average shares outstanding	4,190,163	4,177,775
Dividends per share	$0.23	$0.22
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2006 and 2005
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	2006	2005
Interest income:
Loans	$3,303	$2,784
Investment securities	159	107
Mortgage-backed securities	391	321
Tax free securities	282	249
Interest bearing deposits and federal funds sold	88	92
Total interest income	4,223	3,553

Interest expense:
Interest on deposits	1,546	892
Interest on borrowings	47	48
Total interest expense	1,593	940

Net interest income	2,630	2,613

Provision for loan losses	66	30

Net interest income after provision for loan losses	2,564	2,583

Noninterest income:
Service charges on deposit accounts	586	450
Debit card fees	151	120
Gain on sale of premises and equipment	257	---
Other operating income	209	191
Total noninterest income	1,203	761

Noninterest expense:
Salaries and employee benefits	1,412	1,394
Occupancy expense	196	153
Equipment and furniture expense	200	211
Service and data processing fees	257	239
Computer supplies and support	62	44
Office supplies	52	28
Other	482	550
Total noninterest expense	2,661	2,619

Income before provision for income taxes	1,106	725

Provision for income taxes	349	198

Net income	$757	$527

Basic EPS	$0.18	$0.13
Basic shares outstanding	4,122,029	4,093,593

Diluted EPS	$0.18	$0.13
Diluted average shares outstanding	4,192,392	4,179,338
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2006 and 2005
(Unaudited)
(Dollars in thousands)

	2006	2005

Net income	$1,511	$1,183

Other comprehensive income (loss):

Unrealized holding gain (loss) arising during the six months ended December 31, 2006 and 2005, net of income
tax (expense) benefit of $(329) and $124, respectively.	516	(194)

Total other comprehensive income (loss)	516	(194)

Comprehensive income	$2,027	$989

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2006 and 2005
(Unaudited)
(Dollars in thousands)

	2006	2005

Net income	$757	$527

Other comprehensive income (loss) :

Unrealized holding gain (loss) arising during the three months ended December 31, 2006 and 2005, net of income
tax (expense) benefit of $(34) and $31, respectively.	53	(49)

Total other comprehensive income (loss)	53	(49)

Comprehensive income	$810	$478

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2006 and 2005
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other		Unearned	Total
	Capital	Paid - In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Shares	Equity
				(loss)
Balance at
June 30, 2005	$431	$10,129	$23,168	$163	($942)	($196)	$32,753

ESOP shares earned		102				33	135

Options exercised		(3)			12		9

Dividends declared			(402)				(402)

Net income			1,183				1,183

Unrealized (loss) on securities, net				(194)			(194)

Balance at
December 31, 2005	$431	$10,228	$23,949	($31)	($930)	($163)	$33,484

Balance at
June 30, 2006	$431	$10,300	$24,588	($747)	($860)	($131)	$33,581

ESOP shares earned		76				32	108

Options exercised		(2)			9		7

Dividends declared			(424)				(424)

Net income			1,511				1,511

Unrealized gain on securities, net				516			516

Balance at
December 31, 2006	$431	$10,374	$25,675	($231)	($851)	($99)	$35,299

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2006 and 2005
(Unaudited)
(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net Income	$1,511	$1,183
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	452	399
Net amortization of security premiums and discounts	448	1,001
Provision for loan losses	111	60
ESOP compensation earned	108	135
Gain on sale of premises and equipment	(257)	---
Net decrease in accrued income taxes	(127)	(73)
Net increase in accrued interest receivable	(74)	(29)
Net decrease (increase) in prepaid and other assets	25	(266)
Net increase (decrease) in other liabilities	165	(380)
Net cash provided by operating activities	2,362	2,030

Cash flows from investing activities:
Proceeds from maturities and calls of securities	2,980	4,812
Purchases of securities	(3,823)	(5,353)
Principal payments on securities	9,404	12,550
Net increase in loans receivable	(12,131)	(11,633)
Proceeds from sale of premises and equipment	350	2
Purchases of premises and equipment	(3,059)	(1,398)
Net cash used in investing activities	(6,279)	(1,020)

Cash flows from financing activities:
Repayments of FHLB borrowings	---	(2,500)
Dividends paid	(424)	(402)
Proceeds from exercise of stock options	7	9
Net increase in deposits	2,870	2,793
Net cash provided by (used in) financing activities	2,453	(100)

Net (decrease) increase in cash and cash equivalents	(1,464)	910

Cash and cash equivalents at beginning of period	15,852	19,931

Cash and cash equivalents at end of period	$14,388	$20,841

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Six Months and Three Months Ended December 31, 2006 and 2005

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2006 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank. The consolidated financial statements at and for the three and six months ended December 31, 2006 and 2005 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2006, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the six months ended December 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2007.

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

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Six Months Ended

December 31, 2006:	$1,511,000
Basic		4,119,836	$0.37
Effect of dilutive stock options
and unearned restricted stock		70,327	(0.01)
Diluted		4,190,163	$0.36

December 31, 2005:	$1,183,000
Basic		4,091,442	$0.29
Effect of dilutive stock options
and unearned restricted stock		86,333	(0.01)
Diluted		4,177,775	$0.28

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Three Months Ended

December 31, 2006:	$757,000
Basic		4,122,029	$0.18
Effect of dilutive stock options
and unearned restricted stock		70,363	(0.00)
Diluted		4,192,392	$0.18

December 31, 2005:	$527,000
Basic		4,093,593	$0.13
Effect of dilutive stock options
and unearned restricted stock		85,745	(0.00)
Diluted		4,179,338	$0.13

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

(7)      Impact of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS Nos. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning on July 1, 2007.  The Company does not believe the adoption of SFAS No. 155 will have any material impact on the Company's financial position or results of operations.

 In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be July 1, 2007. The Company does not believe that the adoption of SFAS No. 156 will have any material effect on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position only if the Company has determined, based on the technical merits of the tax position, that the tax position would more likely than not be sustained upon an examination by the appropriate taxing authority. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe that the adoption of FIN 48 will have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 158 on its consolidated financial position, results of operations and cash flows.

(8)      Stock-Based Compensation

At December 31, 2006, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the financial statements and notes thereto for the year ended June 30, 2006. Through June 30, 2006, the Company accounted for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which required the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company elected to account for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123.  Accordingly no stock-based compensation cost was reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS 123(R), “Share-Based Payments” effective July 1, 2006. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that the employees provide service in exchange for the award. Public companies were required to adopt the standard using a modified prospective method and they were given the option to elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption of previously issued and outstanding awards over the remaining vesting period of such awards. Greene County Bancorp, Inc. chose the modified prospective method. However, since all outstanding options vested prior to March 31, 2006, there is no stock-based compensation expense to be recorded in the current period and, therefore, no effect on net income or earnings per share; consequently, no table illustrating the impact of share-based compensation on earnings for the quarter ended December 31, 2006 is included.

A summary of the Company’s stock option activity and related information for its option plans is as follows:

Six Months Ended December 31, 2006	Outstanding Options	Wtd. Avg. Exercise Price	Wtd. Avg. Rem. Contractual Term	Aggregate Intrinsic Value

Outstanding at 6/30/2006	100,084	$4.38

Granted	---	---
Exercised	1,580	$3.94
Forfeited or Cancelled	---	---

Outstanding at 12/31/2006	98,504	$4.39	3.4 years	$1,094,000

Exercisable at 12/31/2006	98,504	$4.39	3.4 years	$1,094,000

The total intrinsic value of the options exercised during the six and three months ended December 31, 2006, was approximately $18,000 and $10,000, respectively. There were no stock options granted during the six and three months ended December 31, 2006 and 2005. The Company had no non-vested options outstanding at or during the six months ended December 31, 2006.

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

	Six Months Ended December 31,	Three Months Ended December 31,
	2005	2005
(In thousands, except per share amounts)
Net income, as reported	$1,183	$527

Add: Stock related compensation expense included in
reported net income, net of income tax	---	---

Deduct: Stock related compensation expense determined
under the fair value method, net of income taxes	1	---

Pro forma net income	$1,182	$527

Earnings per share:

Basic, as reported	$0.29	$0.13
Basic, pro forma	$0.29	$0.13

Diluted, as reported	$0.28	$0.13
Diluted, pro forma	$0.29	$0.13

(9)      Subsequent Event

On January 17, 2007, the Board of Directors declared a semi-annual cash dividend of $0.25 per share of Greene County Bancorp, Inc. common stock. The dividend reflects an annual cash dividend rate of $0.50 cents per share, which represented an increase from the current annual cash dividend rate of $0.46 per share. The dividend will be payable to stockholders of record as of February 15, 2007, and will be paid on March 1, 2007. It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends on the 2,304,632 shares of Company common stock it owns for the current period.

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

Comparison of Financial Condition as of December 31, 2006 and June 30, 2006

ASSETS

Total assets of the Company increased to $312.3 million at December 31, 2006 from $307.6 million at June 30, 2006. The asset composition shifted toward loans, which amounted to $202.1 million, or 64.7% of total assets at December 31, 2006, as compared to $190.1 million, or 61.8% of total assets at June 30, 2006. The asset composition shifted away from securities, which represented $79.1 million or 25.3% of total assets at December 31, 2006 as compared to $87.3 million or 28.4% of total assets at June 30, 2006.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased to $14.4 million at December 31, 2006 as compared to $15.9 million at June 30, 2006, a decrease of $1.5 million or 9.4%. Cash, such as vault cash and balances with correspondent banks, remained constant at $12.2 million for both December 31, 2006 and June 30, 2006. Federal funds sold decreased to $2.2 million at December 31, 2006 as compared to $3.6 million at June 30, 2006.

SECURITIES AVAILABLE FOR SALE

Investment securities decreased to $79.1 million at December 31, 2006 as compared to $87.3 million at June 30, 2006, a decrease of $8.2 million, or 9.4%. The decline in the securities portolio was used to help fund loan growth and was the result of principal pay-downs that amounted to $9.4 million during the six-month period ended December 31, 2006, of which $8.8 million were mortgage-backed securities, and maturities that amounted to $3.0 million, of which $2.5 million were state and political subdivision securities and $0.5 million were corporate securities. Purchases of $3.8 million, primarily tax-free securities, partially offset the principal pay-downs and maturities between December 31, 2006 and June 30, 2006. Additionally, during the six months ended December 31, 2006, unrealized losses on these available for sale securities declined $845,000. Greene County Bancorp, Inc. held 38.8% of the securities portfolio at December 31, 2006 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.

(Dollars in thousands)	Fair value at Dec. 31, 2006	Percentage of portfolio	Fair value at June 30, 2006	Percentage of portfolio

U.S. government agencies	$11,393	14.4%	$10,990	12.6%
State and political subdivisions	30,685	38.8	29,939	34.3
Mortgage-backed securities	36,685	46.4	45,490	52.1
Asset-backed securities	81	0.1	93	0.1
Corporate debt securities	---	---	501	0.6
Total debt securities	78,844	99.7	87,013	99.7

Equity securities and other	259	0.3	254	0.3

Total securities available-for-sale	$79,103	100.0%	$87,267	100.0%

LOANS

Net loans receivable increased to $202.1 million at December 31, 2006 from $190.1 million at June 30, 2006, an increase of $12.0 million, or 6.3%. The loan growth experienced during the six months primarily consisted of $5.8 million in residential mortgages, $2.0 million in home equity loans, and $3.6 million in commercial loans. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Recent interest rate hikes by the Federal Open Market Committee have yet to significantly affect long term interest rates. If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities. It appears consumers continue to use the equity in their homes and credit cards to fund financing needs for some activities, where in the past an installment loan may have been the choice. The low financing options from auto makers continued to cut into the Bank’s automobile loan generation.

(Dollars in thousands)	At Dec. 31, 2006	Percentage of portfolio	At June 30, 2006	Percentage of portfolio

Real estate mortgages
Residential	$146,084	71.8%	$140,253	73.3%
Commercial	26,928	13.2	23,284	12.2
Home equity loans	18,492	9.1	16,486	8.6
Commercial loans	7,543	3.7	7,390	3.8
Installment loans	3,834	1.9	3,384	1.8
Passbook loans	580	0.3	632.3
Total loans	$203,461	100.0%	$191,429	100.0%
Less: Allowance for loan losses	(1,368)		(1,314)
Unearned origination fees and costs, net	20		(22)
Net loans receivable	$202,113		$190,093

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by net charge-offs. The level of the provision for the six months ended December 31, 2006, was driven by the continued good asset quality. Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Six months ended
	December 31, 2006	December 31, 2005

Balance at the beginning of the period	$1,314	$1,236
Charge-offs:
Commercial loan	7	---
Installment loans to individuals	15	22
Overdraft protection	68	35
Total loans charged off	90	57

Recoveries:
Installment loans to individuals	15	5
Overdraft protection	18	14
Total recoveries	33	19

Net charge-offs	57	38

Provisions charged to operations	111	60
Balance at the end of the period	$1,368	$1,258

Ratio of net charge-offs to average loans outstanding	0.03%	0.02%
Ratio of net charge-offs to nonperforming assets	14.29%	3.44%
Allowance for loan loss to nonperforming loans	342.86%	114.89%
Allowance for loan loss to total loans receivable	0.67%	0.71%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Other real estate owned is considered nonperforming. The Bank of Greene County had no accruing loans delinquent more than 90 days at December 31, 2006 or June 30, 2006.

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At December 31, 2006	At June 30, 2006

Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$27	$3
Commercial mortgage loans	259	---
Home equity	---	---
Commercial loans	108	---
Installment loans to individuals	5	4

Total nonaccruing loans	399	7

Foreclosed real estate:	---	---

Total nonperforming assets	$399	$7

Total nonperforming assets as a percentage of total assets	0.13%	0.00%

Total nonperforming loans to total loans	0.20%	0.00%

During the six months ended December 31, 2006, gross interest income of approximately $10,000 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period. No interest income was recorded on nonaccrual loans.

DEPOSITS

Total deposits increased to $271.1 million at December 31, 2006 from $268.3 million at June 30, 2006, an increase of $2.8 million, or 1.0%. The net growth in deposits was primarily due to a $10.1 million increase in municipal deposits at Greene County Commercial Bank. The Company has seen a shift from savings and money market deposits to NOW deposits as customers try to shop for the best rates while still maintaining liquidity. The Company continues to try to encourage customers to open noninterest bearing deposit accounts through various marketing strategies, including gifts.

(Dollars in thousands)	At Dec. 31, 2006	Percentage of portfolio	At June 30, 2006	Percentage of portfolio

Noninterest bearing deposits	$42,108	15.5%	$41,503	15.5%
Certificates of deposit	63,240	23.3	61,370	22.9
Savings deposits	75,600	27.9	87,776	32.7
Money market deposits	38,532	14.2	45,348	16.9
NOW deposits	51,640	19.1	32,253	12.0
Total deposits	$271,120	100.0%	$268,250	100.0%

BORROWINGS

At December 31, 2006, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date
$5,000,000	3.64% - convertible	10/24/2013

The $5.0 million borrowing, which carried a 3.64% interest rate at December 31, 2006, is convertible by FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.5%. FHLB has the option to convert existing advances into replacement advances for the same or lesser principal amount based on the then current market rates. If the Bank chooses not to replace the funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

EQUITY

Shareholders’ equity increased to $35.3 million at December 31, 2006 from $33.6 million at June 30, 2006, as net income of $1.5 million was partially offset by dividends declared and paid of $424,000. Accumulated other comprehensive loss decreased by $516,000 to $231,000 as a result of an improvement in the fair value of the securities available-for-sale portfolio, net of tax. The unrealized loss in the portfolio was due solely to interest rate movements and management does not consider the loss to be other-than-temporary. Other changes in equity were the result of activities associated with the various stock-based compensation plans of the Company including the 2000 Stock Option Plan and ESOP Plan. 1,580 options were exercised during the six months ended December 31, 2006, reducing the number of shares held as treasury stock to 158,844.

Comparison of Operating Results for the Six Months and Quarter Ended December 31, 2006 and 2005

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the six months and quarters ended December 31, 2006 and 2005. For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances were based on daily averages for the quarters ended December 31, 2006 and 2005. Average loan balances include non-performing loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Six Months Ended December 31, 2006 and 2005

(Dollars in thousands)	2006	2006	2006	2005	2005	2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$195,831	$6,482	6.62%	$169,220	$5,466	6.46%
Securities[2]	84,611	1,601	3.78	92,471	1,468	3.18
Federal funds	5,122	134	5.23	9,297	169	3.64
Interest bearing bank balances	2,597	56	4.31	2,718	43	3.16
FHLB stock	643	21	6.53	1,591	43	5.41
Total interest earning assets	$288,804	$8,294	5.74%	$275,297	$7,189	5.22%

Interest bearing liabilities:
Savings and money market deposits	$124,697	$1,240	1.99%	$135,633	$908	1.34%
Demand and NOW deposits	82,245	521	1.27	61,170	61	0.20
Certificates of deposit	62,403	1,161	3.72	55,202	740	2.68
Borrowings	5,001	93	3.72	6,291	137	4.36
Total interest bearing liabilities	$274,346	$3,015	2.20%	$258,296	$1,846	1.43%

Net interest income		$5,279			$5,343

Net interest rate spread			3.54%			3.79%

Net interest margin			3.66%			3.88%

Average interest earning assets to
average interest bearing liabilities	105.27%			106.58%

________________________________________________
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

	Six Months Ended December 31,
(Dollars in thousands)	2006 versus 2005
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease )
Loans receivable, net[1]	$878	$138	$1,016
Securities[2]	(131)	264	133
Federal funds	(93)	58	(35)
Interest-bearing bank balances	(2)	15	13
FHLB stock	(30)	8	(22)
Total interest-earning assets	622	483	1,105

Interest-bearing liabilities:
Savings deposits	(78)	410	332
Demand and NOW deposits	28	432	460
Certificates of deposit	106	315	421
Borrowings	(26)	(18)	(44)
Total interest-bearing liabilities	30	1,139	1,169
Net interest income	$592	$(656)	$(64)

______________________________________________
1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

Quarter Ended December 31, 2006 and 2005

(Dollars in thousands)	2006	2006	2006	2005	2005	2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$198,610	$3,303	6.65%	$171,842	$2,784	6.48%
Securities[2]	83,576	821	3.93	89,710	657	2.93
Federal funds	4,765	62	5.20	7,121	70	3.93
Interest bearing bank balances	2,388	26	4.36	2,639	22	3.33
FHLB stock	643	11	6.84	1,396	20	5.73
Total interest earning assets	$289,982	$4,223	5.82%	$272,708	$3,553	5.21%

Interest bearing liabilities:
Savings and money market deposits	$118,631	$591	1.99%	$132,531	$464	1.40%
Demand and NOW deposits	88,954	345	1.55	61,972	36	0.23
Certificates of deposit	62,946	610	3.88	56,220	392	2.79
Borrowings	5,000	47	3.76	5,082	48	3.78
Total interest bearing liabilities	$275,531	$1,593	2.31	$255,805	$940	1.47%

Net interest income		$2,630			$2,613
Net interest rate spread			3.51%			3.74%
Net interest margin			3.63%			3.83%
Average interest earning assets to
average interest bearing liabilities	105.24%			106.61%
______________________________________________
1Calculated net of deferred loan fees and costs, loan discounts, loans in process and loan loss reserves.
2Includes tax-free securities, mortgage-backed securities and asset-backed securities.

	Three Months Ended December 31,
(Dollars in thousands)	2006 versus 2005
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease )
Loans receivable, net[1]	$444	$75	$519
Securities[2]	(47)	211	164
Federal funds	(27)	19	(8)
Interest-bearing bank balances	(2)	6	4
FHLB stock	(12)	3	(9)
Total interest-earning assets	356	314	670

Interest-bearing liabilities:
Savings deposits	(53)	180	127
Demand and NOW deposits	22	287	309
Certificates of deposit	51	167	218
Borrowings	(1)	---	(1)
Total interest-bearing liabilities	19	634	653
Net interest income	$337	$(320)	$17

_____________________________________________
1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets increased to 0.98% for the six months and 0.97% for the quarter ended December 31, 2006 as compared to 0.81% for the six months and 0.73% for the quarter ended December 31, 2005. Return on average equity increased to 8.79% for the six months and 8.68% for the quarter ended December 31, 2006 as compared to 7.18% for the six months and 6.36% for the quarter ended December 31, 2005. The increase in return on average assets and return on average equity was primarily the result of higher noninterest income. Net income amounted to $1.5 million and $1.2 million for the six months ended December 31, 2006 and 2005, respectively, an increase of $328,000 or 27.7% and amounted to $757,000 and $527,000 for the quarters ended December 31, 2006 and 2005, respectively, an increase of $230,000 or 43.6%. Average assets amounted to $309.3 million for the six month period ended December 31, 2006 as compared to $293.0 million for the same period ended December 31, 2005, an increase of $16.3 million or 5.6%. Average assets amounted to $311.1 million for the quarter ended December 31, 2006 as compared to $290.8 million for the quarter ended December 31, 2005, an increase of $20.3 million or 7.0%. Average equity amounted to $34.4 million for the six month period ended December 31, 2006 as compared to $32.9 million for the same period ended December 31, 2005, an increase of $1.5 million or 4.6%. Average equity amounted to $34.9 million for the quarter ended December 31, 2006 as compared to $33.1 million for the quarter ended December 31, 2005, an increase of $1.8 million or 5.4%.

INTEREST INCOME

Interest income amounted to $8.3 million for the six months ended December 31, 2006 as compared to $7.2 million for the six months ended December 31, 2005, an increase of $1.1 million or 15.3%. Interest income amounted to $4.2 million for the quarter ended December 31, 2006 as compared to $3.6 million for the quarter ended December 31, 2005, an increase of $670,000 or 18.9%. The increase in loan volume complemented by an increase in the yield on interest earning assets had the greatest impact on interest income when comparing the six months and quarters ended December 31, 2006 and 2005. Average loan balances increased $26.6 million for the six months ended December 31, 2006 as compared to December 31, 2005 and the yield increased by 16 basis points when comparing the same periods. Average loan balances increased $26.8 million for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 and the yield increased by 17 basis points when comparing the same periods. The overall impact on interest income from securities was positive despite a decline in average balances which was offset by a 60 basis point increase in yield when comparing the six months ended December 31, 2006 and 2005 and a 100 basis point increase when comparing the quarters ended December 31, 2006 and 2005. The average balance of securities decreased $7.9 million for the six months ended December 31, 2006 compared to December 31, 2005, and decreased $6.1 million for the quarter ended December 31, 2006 compared to December 31, 2005. Short term investments such as interest bearing bank balances and federal funds sold were utilized to fund loan growth, and therefore, interest income from these investments decreased due to the $4.3 million and $2.6 million decreases in average balances when comparing the six months and quarters ended December 31, 2006 and 2005. Most of the decrease in income from short term investments was offset by a higher yield on such investments, primarily as a result of the short-term interest rate hikes implemented by the Federal Open Market Committee during 2006. Although the Federal Open Market Committee increased short-term rates several times during calendar 2006, the long-term rates continue to remain relatively unchanged and low.

INTEREST EXPENSE

Interest expense amounted to $3.0 million for the six months ended December 31, 2006 as compared to $1.8 million for the six months ended December 31, 2005, an increase of $1.2 million. Interest expense amounted to $1.6 million for the quarter ended December 31, 2006 as compared to $940,000 for the quarter ended December 31, 2005, an increase of $653,000. Changes in rates on interest-bearing liabilities had the greatest impact on overall interest expense. The average balance of interest bearing liabilities amounted to $274.3 million and the average rate increased to 2.20% for the six months ended December 31, 2006 as compared to an average balance of $258.3 million with an average rate of 1.43% for the six months ended December 31, 2005, an increase in average interest bearing liabilities of $16.0 million and an increase in average rate of 77 basis points. The average balance of interest bearing liabilities amounted to $275.5 million and the average rate increased to 2.31% for the quarter ended December 31, 2006 as compared to an average balance of $255.8 million with an average rate of 1.47% for the quarter ended December 31, 2005, an increase in average interest bearing liabilities of $19.7 million and an increase in average rate of 84 basis points. The average rate paid on demand and NOW deposits increased 107 basis points and 132 basis points, respectively, when comparing the six months and quarters ended December 31, 2006 and 2005, and the average balance of such accounts grew by $21.1 million and $27.0 million, respectively, when comparing the same periods, contributing to the overall increase in interest expense. The average balance of certificates of deposit grew by $7.2 million and the average rate paid increased by 104 basis points when comparing the six months ended December 31, 2006 and 2005. The average balance of certificates of deposit grew by $6.7 million and the average rate paid increased by 109 basis points when comparing the quarters ended December 31, 2006 and 2005. The average balance of savings and money market deposits fell by $10.9 million and $13.9 million when comparing the six months and quarters ended December 31, 2006 and 2005 but was offset by increases of 65 basis points and 59 basis points in average rate paid when comparing the same periods. The level of interest paid on borrowings was lower when comparing the six months and quarters ended December 31, 2006 and 2005 due to the repayment of a $2.5 million borrowing with a rate of 6.80% on October 4, 2005 and there were no significant additional borrowings.

NET INTEREST INCOME

Net interest income remained flat for both the six months and quarters ended December 31, 2006 and 2005 at $5.3 million and $2.6 million, respectively. Net interest spread decreased 25 basis points to 3.54% for the six months ended December 31, 2006 from 3.79% for the six months ended December 31, 2005, and 23 basis points to 3.51% for the quarter ended December 31, 2006 as compared to 3.74% for the quarter ended December 31, 2005. Net interest margin decreased 22 basis points to 3.66% for the six months ended December 31, 2006 from 3.88% for the six months ended December 31, 2005, and 20 basis points to 3.63% for the quarter ended December 31, 2006 as compared to 3.83% for the quarter ended December 31, 2005. The tightening of the net interest spread and margin hindered net interest income growth when comparing the six months and quarters ended December 31, 2006 and 2005.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $111,000 and $60,000 for the six months ended December 31, 2006 and 2005, respectively, an increase of $51,000. The provision for loan losses amounted to $66,000 and $30,000 for the quarters ended December 31, 2006 and 2005, respectively, an increase of $36,000. The increase in the level of provision was partially a result of growth in the loan portfolio and an increase in the amount of loan charge-offs, which were associated with the overdraft protection program. Net charge-offs associated with the overdraft protection program increased $29,000, or 138.1% when comparing the six months ended December 31, 2006 and 2005.

NONINTEREST INCOME

Noninterest income amounted to $2.1 million for the six months ended December 31, 2006 as compared to $1.6 million for the six months ended December 31, 2005, an increase of $531,000 or 34.0%. Noninterest income amounted to $1.2 million for the quarter ended December 31, 2006 as compared to $761,000 for the quarter ended December 31, 2005, an increase of $442,000 or 58.1%. A pretax gain of approximately $257,000 related to the sale of the old Coxsackie branch building was the most significant item contributing to the improvement in noninterest income. Service charges on deposit accounts increased $144,000 and $136,000 for the six months and quarter ended December 31, 2006, respectively, due to higher levels of insufficient funds charges.

NONINTEREST EXPENSE

Noninterest expense amounted to $5.1 million for the six months ended December 31, 2006 as compared to $5.2 million for the six months ended December 31, 2005, a decrease of $90,000 or 1.7%. Noninterest expense amounted to $2.7 million for the quarter ended December 31, 2006 as compared to $2.6 million for the quarter ended December 31, 2005, an increase of $42,000 or 1.6%. Salaries and employee benefits decreased $65,000 when comparing six months ended December 31, 2006 and 2005. Retirement expense decreased approximately $103,000 primarily as a result of discontinuing the accrual of benefits under the defined benefit pension plan beginning July 1, 2006. This decrease was partially offset by an increase in 401(k) contribution expense of $20,000 resulting from an increase in employer match beginning July 1, 2006. Also contributing to the decrease in salaries and employee benefits was lower overtime expenses which declined $41,000. Lastly, expenses were higher for the six months ended December 31, 2005 as a result of the training and preparation for the data processing system conversion that occurred in October 2005. Salaries and employee benefits increased $18,000 when comparing the quarters ended December 31 2006 and 2005. This increase was primarily the result of increased staffing in preparation of the opening of two new branch locations in the third quarter of fiscal 2007, as well as an increase in 401(k) contribution expense of $8,000. Occupancy expense increased approximately $64,000 and $43,000 when comparing the six months and quarters ended December 31, 2006 and 2005 due to higher utility costs, building maintenance and increased depreciation expense associated with the relocated Cairo and Coxsackie branches, and the opening of the new operations center in Catskill. Service and data processing fees decreased approximately $47,000 when comparing the six months ended December 31, 2006 and 2005 resulting from the discontinuation of the outsourcing of the data processing system following the implementation of the new system. Service and data processing fees increased approximately $18,000 when comparing the quarters ended December 31, 2006 and 2005 resulting from higher debit card costs associated with the Visa Rewards program. Other noninterest expenses decreased approximately $80,000 and $68,000 when comparing the six months and quarters ended December 31, 2006 and 2005. These expenses were higher for the six months and quarters ended December 31, 2005 as a result of expenses associated with the data processing system conversion such as training costs, licensing fees, and professional fees.

INCOME TAXES

The provision for income taxes reflected the expected tax associated with the revenue generated for the given period and certain regulatory requirements. The effective tax rate was 30.3% for the six months ended December 31, 2006, compared to 28.8% for the six months ended December 31, 2005. The effective tax rate was 31.6% for the quarter ended December 31, 2006, compared to 27.3% for the quarter ended December 31, 2005. The increases in effective rates for the periods ended December 31, 2006 were the result of increased pre-tax income and the resultant reduced percentage of tax exempt interest earned in total taxable income.

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

Mortgage loan commitments totaled $9.1 million at December 31, 2006. The unused portion of overdraft lines of credit amounted to $7.8 million, the unused portion of home equity lines of credit amounted to $5.7 million, and the unused portion of commercial lines of credit amounted to $2.8 million at December 31, 2006. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from Federal Home Loan Bank of New York.

During the current fiscal year, The Bank of Greene County expects to open two new branch locations, one located in Greenport, New York and the other on the West Side of Catskill, New York. It is expected that these branches will be open during the third quarter of fiscal 2007. It is expected that the Company will have sufficient cash or other means of liquidity to fund these projects.

The Bank of Greene County met all regulatory capital requirements at December 31, 2006 and June 30, 2006. The Bank’s consolidated shareholder’s equity represented 11.3% of total assets at December 31, 2006 and 10.9% of total assets of June 30, 2006.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
      During the quarter ended December 31, 2006, no purchases of registrant’s equity securities were completed by the registrant or any affiliate.

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

On October 25, 2006, the Company held an annual meeting of shareholders. At the meeting, proposals to (1) elect J. Bruce Whittaker, Charles H. Schaefer and Arthur Place, CPA, to serve as directors of the Company for terms of three years and until their respective successors have been elected, and (2) ratify the engagement of Beard Miller Company LLP, to be the Company’s auditors for the June 30, 2007 fiscal year were approved. There were no broker non-votes. The votes cast for and against there proposals were as follows:

Election to the Board of Directors    For   Withheld

J. Bruce Whittaker      3,644,748      66,953
Charles H. Schaefer    3,646,847      64,892
Arthur Place, CPA         3,701,590                  11,195

Ratification of Appointment of Beard Miller Company LLP
For  Against  Abstain

Number of votes                    3,753,056              3,476       7,168

Item 5.    Other Information
          Not applicable

Item 6   . Exhibits

(a)	Exhibits
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

Date: February 13, 2007

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: February 13, 2007

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

Date: February 13, 2007                                                                      _/s/ J. Bruce Whittaker
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

Date: February 13, 2007                                                                      /s/ Michelle Plummer
Michelle M. Plummer
Chief Financial Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2006 and that to the best of his knowledge:

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

Date: February 13, 2007                                                                      _/s/ J. Bruce Whittaker
J. Bruce Whittaker
                                                                                                                President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2006 and that to the best of her knowledge:

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

Date: February 13, 2007                                                                      /s/ Michelle Plummer
Michelle M. Plummer
Chief Financial Officer