Form 10QSB
period 2007-03-31
GREENE COUNTY BANCORP INC
filed 2007-05-15
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Yes:          No:   X

As of May 4, 2007, the registrant had 4,305,670 shares of common stock issued at $ 0.10 par value, and 4,151,066 shares were outstanding.

Transitional Small Business Disclosure
Format: Yes:          No:   X

	GREENE COUNTY BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-14

Item 2.	Management’s Discussion and Analysis	14-27

Item 3.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

	Signatures	30-34

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Statement of Chief Executive Officer
Exhibit 32.2 906 Statement of Chief Financial Officer
		31 32 33 34

Part I.    Item 1.
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2007 and June 30, 2006 (Unaudited)
(Dollars in thousands, except per share amounts)

ASSETS	March 31, 2007	June 30, 2006
Cash and due from banks	$11,910	$12,218
Federal funds sold	8,042	3,634
Total cash and cash equivalents	19,952	15,852

Securities available for sale, at fair value	79,390	87,267
Federal Home Loan Bank stock, at cost	643	643

Loans	206,251	191,429
Less: Allowance for loan losses	(1,437)	(1,314)
Unearned origination fees and costs, net	51	(22)
Net loans receivable	204,865	190,093

Premises and equipment	13,703	10,805
Accrued interest receivable	1,901	1,736
Prepaid expenses and other assets	951	1,169
Total assets	$321,405	$307,565
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Noninterest bearing deposits	$42,008	$41,503
Interest bearing deposits	238,205	226,747
Total deposits	280,213	268,250

Borrowings from FHLB	5,000	5,000
Accrued expenses and other liabilities	820	734
Total liabilities	286,033	273,984

SHAREHOLDERS’ EQUITY
Preferred stock,
Authorized 1,000,000 shares; none issued	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,150,066 shares at March 31, 2007
and 4,145,246 shares at June 30, 2006;	431	431
Additional paid-in capital	10,418	10,300
Retained earnings	25,593	24,588
Accumulated other comprehensive loss	(152)	(747)
Treasury stock, at cost 155,604 shares at March 31,
2007, and 160,424 shares at June 30, 2006	(834)	(860)
Unearned ESOP shares, at cost	(84)	(131)
Total shareholders’ equity	35,372	33,581
Total liabilities and shareholders’ equity	$321,405	$307,565

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2007 and 2006
(Unaudited)
(Dollars in thousands, except per share amounts)

	2007	2006
Interest income:
Loans	$9,835	$8,345
Investment securities	487	345
Mortgage-backed securities	1,079	1,156
Tax exempt securities	833	751
Interest bearing deposits and federal funds sold	297	324
Total interest income	12,531	10,921

Interest expense:
Interest on deposits	4,514	2,727
Interest on borrowings	139	182
Total interest expense	4,653	2,909

Net interest income	7,878	8,012

Provision for loan losses	194	100
Net interest income after provision for loan losses	7,684	7,912

Noninterest income:
Service charges on deposit accounts	1,566	1,330
Debit card fees	436	370
Gain on sale of premises and equipment	257	---
Other operating income	675	625
Total noninterest income	2,934	2,325

Noninterest expense:
Salaries and employee benefits	4,339	4,314
Occupancy expense	589	451
Equipment and furniture expense	632	587
Service and data processing fees	719	735
Computer supplies and support	194	154
Office supplies	149	90
Loss on sale of premises and equipment	---	66
Other	1,369	1,389
Total noninterest expense	7,991	7,786

Income before provision for income taxes	2,627	2,451

Provision for income taxes	737	694

Net income	$1,890	$1,757

Basic EPS	$0.46	$0.43
Basic shares outstanding	4,122,500	4,095,406
Diluted EPS	$0.45	$0.42
Diluted average shares outstanding	4,192,002	4,178,548
Dividends declared per share	$0.48	$0.45
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(Dollars in thousands, except per share amounts)

	2007	2006
Interest income:
Loans	$3,353	$2,879
Investment securities	167	94
Mortgage-backed securities	328	377
Tax exempt securities	282	270
Interest bearing deposits and federal funds sold	107	112
Total interest income	4,237	3,732

Interest expense:
Interest on deposits	1,592	1,018
Interest on borrowings	46	45
Total interest expense	1,638	1,063

Net interest income	2,599	2,669

Provision for loan losses	83	40

Net interest income after provision for loan losses	2,516	2,629

Noninterest income:
Service charges on deposit accounts	509	417
Debit card fees	146	137
Other operating income	185	208
Total noninterest income	840	762

Noninterest expense:
Salaries and employee benefits	1,549	1,459
Occupancy expense	236	162
Equipment and furniture expense	236	192
Service and data processing fees	245	214
Computer supplies and support	76	51
Office supplies	69	33
Other	486	491
Total noninterest expense	2,897	2,602

Income before provision for income taxes	459	789

Provision for income taxes	80	215

Net income	$379	$574

Basic EPS	$0.09	$0.14
Basic shares outstanding	4,127,946	4,103,510

Diluted EPS	$0.09	$0.14
Diluted average shares outstanding	4,195,761	4,179,729
Dividends declared per share	$0.25	$0.23
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
 (Unaudited)
(Dollars in thousands)

For the Nine Months Ended March 31, 2007 and 2006
	2007	2006

Net income	$1,890	$1,757

Other comprehensive income (loss):

Unrealized holding gain (loss) arising during the nine months ended March 31, 2007 and 2006, net of income
tax (expense) benefit of $(381) and $190, respectively.	595	(298)

Total other comprehensive income (loss)	595	(298)

Comprehensive income	$2,485	$1,459

For the Three Months Ended March 31, 2007 and 2006
	2007	2006

Net income	$379	$574

Other comprehensive income (loss) :

Unrealized holding gain (loss) arising during the three months ended March 31, 2007 and 2006, net of income
tax (expense) benefit of $(51) and $66, respectively.	80	(103)

Total other comprehensive income (loss)	80	(103)

Comprehensive income	$459	$471

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2007 and 2006
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other		Unearned	Total
	Capital	Paid - In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Shares	Equity
				(loss)
Balance at
June 30, 2005	$431	$10,129	$23,168	$163	($942)	($196)	$32,753

ESOP shares earned		140				49	189

Options exercised		(21)			80		59

Dividends declared			(823)				(823)

Net income			1,757				1,757

Unrealized loss on securities, net				(298)			(298)

Balance at
March 31, 2006	$431	$10,248	$24,102	($135)	($862)	($147)	$33,637

Balance at
June 30, 2006	$431	$10,300	$24,588	($747)	($860)	($131)	$33,581

ESOP shares earned		111				47	158

Options exercised		(7)			26		19

Tax effect, options		14					14

Dividends declared			(885)				(885)

Net income			1,890				1,890

Unrealized gain on securities, net				595			595

Balance at
March 31, 2007	$431	$10,418	$25,593	($152)	($834)	($84)	$35,372

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2007 and 2006
(Unaudited)
(Dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net Income	$1,890	$1,757
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	713	608
Net amortization of security premiums and discounts	575	1,298
Provision for loan losses	194	100
ESOP compensation earned	158	189
(Gain) loss on sale of premises and equipment	(257)	66
Net (decrease) increase in accrued income taxes	(105)	114
Net increase in accrued interest receivable	(165)	(96)
Net increase in prepaid and other assets	(58)	(100)
Net increase (decrease) in other liabilities	86	(639)
Net cash provided by operating activities	3,031	3,297

Cash flows from investing activities:
Proceeds from maturities and calls of securities	4,124	6,116
Purchases of securities	(7,559)	(9,594)
Principal payments on securities	11,713	15,762
Net increase in loans receivable	(14,966)	(18,564)
Proceeds from sale of premises and equipment	350	262
Purchases of premises and equipment	(3,704)	(2,581)
Net cash used in investing activities	(10,042)	(8,599)

Cash flows from financing activities:
Repayments of FHLB borrowings	---	(2,500)
Dividends paid	(885)	(823)
Proceeds from exercise of stock options	19	59
Excess tax benefit from stock based compensation	14	---
Net increase in deposits	11,963	6,692
Net cash provided by financing activities	11,111	3,428

Net increase (decrease) in cash and cash equivalents	4,100	(1,874)

Cash and cash equivalents at beginning of period	15,852	19,931

Cash and cash equivalents at end of period	$19,952	$18,057

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Nine Months and Three Months Ended March 31, 2007 and 2006

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2006 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank. The consolidated financial statements at and for the three and nine months ended March 31, 2007 and 2006 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2006, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the nine months ended March 31, 2007 are not necessarily indicative of results that may be expected for future periods, including the entire fiscal year ending June 30, 2007.

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

(2)  Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries. The Bank of Greene County has nine full-service offices and an operations center located in its market area consisting of Greene County, Columbia County and southern Albany County, New York. The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities.

(3)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (the “Allowance”) and the assessment of other-than-temporary security impairment.

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, asset quality or other factors. In addition, various regulatory authorities, as an integral part of their examination process, periodically review our Allowance. Such authorities may require us to recognize additions to the Allowance based on their judgments of information available to them at the time of their examination.

Greene County Bancorp, Inc. makes periodic assessments to determine whether there have been any events or economic circumstances to indicate that securities on which there are unrealized losses are impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold securities for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss.

(4)  Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options and unvested restricted stock) issued became vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations.

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Nine Months Ended

March 31, 2007:	$1,890,000
Basic		4,122,500	$0.46
Effect of dilutive stock options
and unearned restricted stock		69,502	(0.01)
Diluted		4,192,002	$0.45

March 31, 2006:	$1,757,000
Basic		4,095,406	$0.43
Effect of dilutive stock options
and unearned restricted stock		83,142	(0.01)
Diluted		4,178,548	$0.42

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Three Months Ended

March 31, 2007:	$379,000
Basic		4,127,946	$0.09
Effect of dilutive stock options
and unearned restricted stock		67,815	(0.00)
Diluted		4,195,761	$0.09

March 31, 2006:	$574,000
Basic		4,103,510	$0.14
Effect of dilutive stock options
and unearned restricted stock		76,219	(0.00)
Diluted		4,179,729	$0.14

(5)  Dividends

On January 17, 2007, the Board of Directors declared a semi-annual cash dividend of $0.25 per share of Greene County Bancorp, Inc. common stock. The dividend reflects an annual cash dividend rate of $0.50 cents per share, which represented an increase from the previous annual cash dividend rate of $0.46 per share. The dividend was payable to stockholders of record as of February 15, 2007, and paid on March 1, 2007. It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends on the 2,304,632 shares of Company common stock it owns for the current period.

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

(7)       Impact of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS Nos. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning on July 1, 2007.  The Company does not believe the adoption of SFAS No. 155 will have any material impact on the Company's financial position, results of operations or cash flows.

 In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be July 1, 2007. The Company does not believe that the adoption of SFAS No. 156 will have any material effect on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position only if the Company has determined, based on the technical merits of the tax position, that the tax position would more likely than not be sustained upon an examination by the appropriate taxing authority. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe that the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company July 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on the its consolidated financial statements.

(8)      Stock-Based Compensation

At March 31, 2007, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2006. Through June 30, 2006, the Company accounted for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which required the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements.  The Company elected to account for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and elected the disclosure-only alternative under SFAS No. 123.  Accordingly no stock-based compensation cost was reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS 123(R), “Share-Based Payment” effective July 1, 2006. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that the employees provide service in exchange for the award. Public companies were required to adopt the standard using a modified prospective method and they were given the option to elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption of previously issued and outstanding awards over the remaining vesting period of such awards. Greene County Bancorp, Inc. chose the modified prospective method. However, since all outstanding options vested prior to March 31, 2006, there is no stock-based compensation expense to be recorded in the current period and, therefore, no effect on net income or earnings per share; consequently, no table illustrating the impact of share-based compensation on earnings for the quarter ended March 31, 2007 is included.

A summary of the Company’s stock option activity and related information for its option plans is as follows:

Nine Months Ended March 31, 2007	Outstanding Options	Wtd. Avg. Exercise Price	Wtd. Avg. Rem. Contractual Term	Aggregate Intrinsic Value

Outstanding at 6/30/2006	100,084	$4.38

Granted	---	---
Exercised	4,820	$3.94
Forfeited or Cancelled	---	---

Outstanding at 03/31/2007	95,264	$4.41	3.0 years	$951,000

Exercisable at 03/31/2007	95,264	$4.41	3.0 years	$951,000

The total intrinsic value of the options exercised during the nine and three months ended March 31, 2007, was approximately $53,000 and $35,000, respectively. There were no stock options granted during the nine and three months ended March 31, 2007 and 2006. The Company had no non-vested options outstanding at or during the nine months ended March 31, 2007.

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

	Nine Months Ended March 31,	Three Months Ended March 31,
	2006	2006
(In thousands, except per share amounts)
Net income, as reported	$1,757	$574

Add: Stock related compensation expense included in
reported net income, net of income tax	---	---

Deduct: Stock related compensation expense determined
under the fair value method, net of income taxes	1	---

Pro forma net income	$1,756	$574

Earnings per share:

Basic, as reported	$0.43	$0.14
Basic, pro forma	$0.43	$0.14

Diluted, as reported	$0.42	$0.14
Diluted, pro forma	$0.42	$0.14

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

Comparison of Financial Condition as of March 31, 2007 and June 30, 2006

ASSETS

Total assets of the Company increased to $321.4 million at March 31, 2007 from $307.6 million at June 30, 2006. The asset composition shifted toward loans, which amounted to $204.9 million, or 63.8% of total assets at March 31, 2007, as compared to $190.1 million, or 61.8% of total assets at June 30, 2006. The asset composition shifted away from securities, which represented $79.4 million or 24.7% of total assets at March 31, 2007 as compared to $87.3 million or 28.4% of total assets at June 30, 2006.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $20.0 million at March 31, 2007 as compared to $15.9 million at June 30, 2006, an increase of $4.1 million or 25.8%. Cash, such as vault cash and balances with correspondent banks, was $11.9 million at March 31, 2007 compared to $12.2 million at June 30, 2006. Federal funds sold increased to $8.0 million at March 31, 2007 as compared to $3.6 million at June 30, 2006.

SECURITIES AVAILABLE FOR SALE

Investment securities decreased to $79.4 million at March 31, 2007 as compared to $87.3 million at June 30, 2006, a decrease of $7.9 million, or 9.0%. The decline in the securities portfolio was used to help fund loan growth and was the result of principal pay-downs that amounted to $11.7 million during the nine-month period ended March 31, 2007, of which $10.9 million were mortgage-backed securities.  Also,  maturities that amounted to $4.1 million, of which $2.6 million were state and political subdivision securities, $1.0 million were government agency securities and $0.5 million were corporate securities. Purchases of $7.5 million, of which $4.2 million were tax-exempt securities and $3.3 million were government agency securities, partially offset the principal pay-downs and maturities between March 31, 2007 and June 30, 2006. Additionally, during the nine months ended March 31, 2007, unrealized losses on these available- for-sale securities declined $976,000. Greene County Bancorp, Inc. held 39.1% of the securities portfolio at March 31, 2007 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.

(Dollars in thousands)	Fair value at Mar. 31, 2007	Percentage of portfolio	Fair value at June 30, 2006	Percentage of portfolio

U.S. government agencies	$13,425	16.9%	$10,990	12.6%
State and political subdivisions	31,049	39.1	29,939	34.3
Mortgage-backed securities	34,568	43.6	45,490	52.1
Asset-backed securities	77	0.1	93	0.1
Corporate debt securities	---	---	501	0.6
Total debt securities	79,119	99.7	87,013	99.7

Equity securities and other	271	0.3	254	0.3

Total securities available-for-sale	$79,390	100.0%	$87,267	100.0%

LOANS

Net loans receivable increased to $204.9 million at March 31, 2007 from $190.1 million at June 30, 2006, an increase of $14.8 million, or 7.8%. The loan growth experienced during the nine months primarily consisted of $8.0 million in residential mortgages, $3.0 million in commercial real estate, and $2.7 million in home equity loans. The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. Recent interest rate hikes by the Federal Open Market Committee have yet to significantly affect long term interest rates. If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities. It appears consumers continue to use the equity in their homes and credit cards to fund financing needs for some activities, where in the past an installment loan may have been the choice. The low financing options from auto makers continued to cut into the Bank’s automobile loan generation.

(Dollars in thousands)	At Mar. 31, 2007	Percentage of portfolio	At June 30, 2006	Percentage of portfolio

Real estate mortgages
Residential	$148,211	71.9%	$140,253	73.3%
Commercial	26,328	12.8	23,284	12.2
Home equity loans	19,207	9.3	16,486	8.6
Commercial loans	8,073	3.9	7,390	3.8
Installment loans	3,820	1.8	3,384	1.8
Passbook loans	612	0.3	632	0.3
Total loans	$206,251	100.0%	$191,429	100.0%
Less: Allowance for loan losses	(1,437)		(1,314)
Unearned origination fees and costs, net	51		(22)
Net loans receivable	$204,865		$190,093

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss. In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses. Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by net charge-offs. The level of the provision for the nine months ended March 31, 2007, was driven by the continued good asset quality. Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Nine months ended
	March 31, 2007	March 31, 2006

Balance at the beginning of the period	$1,314	$1,236
Charge-offs:
Commercial loan	7	---
Installment loans to individuals	25	34
Overdraft protection	109	57
Total loans charged off	141	91

Recoveries:
Commercial loan	7	---
Installment loans to individuals	27	23
Overdraft protection	36	25
Total recoveries	70	48

Net charge-offs	71	43

Provisions charged to operations	194	100
Balance at the end of the period	$1,437	$1,293

Ratio of net charge-offs to average loans outstanding	0.04%	0.03%
Ratio of net charge-offs to nonperforming assets	6.14%	5.93%
Allowance for loan loss to nonperforming loans	124.20%	178.07%
Allowance for loan loss to total loans receivable	0.70%	0.71%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan does not have to be 90 days delinquent in order to be classified as nonperforming. Foreclosed real estate is considered nonperforming. The Bank of Greene County had no accruing loans delinquent more than 90 days at March 31, 2007 or June 30, 2006.

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At March 31, 2007	At June 30, 2006
Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$546	$3
Commercial mortgage loans	358	---
Home equity	114	---
Commercial loans	130	---
Installment loans to individuals	9	4

Total nonaccruing loans	1,157	7

Foreclosed real estate:	---	---

Total nonperforming assets	$1,157	$7

Total nonperforming assets as a percentage of total assets	0.36%	0.00%

Total nonperforming loans to total loans	0.56%	0.00%

During the nine-months ended March 31, 2007, interest income of approximately $29,000 was not recorded on nonaccrual loans under their original terms due to the nonaccrual nature of these loans.  At March 31, 2007, there has been a significant increase in nonperforming loans when compared to June 30, 2006 at which time the level of nonperforming loans was unusually low. The collateral supporting these nonaccrual loans has been evaluated and is considered adequate at March 31, 2007.

DEPOSITS

Total deposits increased to $280.2 million at March 31, 2007 from $268.3 million at June 30, 2006, an increase of $11.9 million, or 4.4%. The net growth in deposits was primarily due to a $13.2 million increase in municipal deposits at Greene County Commercial Bank. The Company has seen a shift from savings and money market deposits to NOW deposits as customers try to shop for the best rates while still maintaining liquidity. The Company continues to try to encourage customers to open noninterest bearing deposit accounts through various marketing strategies, including gifts.

(Dollars in thousands)	At Mar. 31, 2007	Percentage of portfolio	At June 30, 2006	Percentage of portfolio

Noninterest bearing deposits	$42,008	15.0%	$41,503	15.5%
Certificates of deposit	69,632	24.9	61,370	22.9
Savings deposits	71,883	25.6	87,776	32.7
Money market deposits	40,193	14.3	45,348	16.9
NOW deposits	56,497	20.2	32,253	12.0
Total deposits	$280,213	100.0%	$268,250	100.0%

BORROWINGS

At March 31, 2007, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date
$5,000,000	3.64% - convertible	10/24/2013

The $5.0 million borrowing, which carried a 3.64% interest rate at March 31, 2007, is convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.5%. The FHLB has the option to convert existing advances into replacement advances for the same or lesser principal amount based on the then current market rates. If the Bank chooses not to replace the funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

EQUITY

Shareholders’ equity increased to $35.4 million at March 31, 2007 from $33.6 million at June 30, 2006, as net income of $1.9 million was partially offset by dividends declared and paid of $885,000. Accumulated other comprehensive loss decreased by $595,000 to $152,000 as a result of an improvement in the fair value of the securities available-for-sale portfolio, net of tax. The unrealized loss in the portfolio was due solely to interest rate movements and management does not consider the loss to be other-than-temporary. Other changes in equity were the result of activities associated with the various stock-based compensation plans of the Company including the 2000 Stock Option Plan and ESOP Plan. 4,820 options were exercised during the nine months ended March 31, 2007, reducing the number of shares held as treasury stock to 155,604.

Comparison of Operating Results for the Nine Months and Quarter Ended March 31, 2007 and 2006

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the nine months and quarters ended March 31, 2007 and 2006. For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances were based on daily averages for the quarters ended March 31, 2007 and 2006. Average loan balances include non-performing loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Nine Months Ended March 31, 2007 and 2006

(Dollars in thousands)	2007	2007	2007	2006	2006	2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$198,219	$9,835	6.62%	$172,101	$8,345	6.47%
Securities[2]	82,721	2,366	3.81	90,891	2,201	3.23
Federal funds	5,224	204	5.21	8,929	257	3.84
Interest bearing bank balances	2,816	93	4.40	2,660	67	3.36
FHLB stock	643	33	6.84	1,276	51	5.33
Total interest earning assets	$289,623	$12,531	5.77%	$275,857	$10,921	5.28%

Interest bearing liabilities:
Savings and money market deposits	$121,204	$1,816	2.00%	$134,770	$1,445	1.43%
Demand and NOW deposits	85,602	868	1.35	62,825	126	0.27
Certificates of deposit	63,671	1,830	3.83	55,781	1,156	2.76
Borrowings	5,001	139	3.71	5,867	182	4.14
Total interest bearing liabilities	$275,478	$4,653	2.25%	$259,243	$2,909	1.50%

Net interest income		$7,878			$8,012

Net interest rate spread			3.52%			3.78%

Net interest margin			3.63%			3.87%

Average interest earning assets to
average interest bearing liabilities	105.13%			106.41%

________________________________________
1Calculated net of deferred loan fees and costs, loan discounts, loans in process and loan loss reserves.
2Includes tax-exempt securities, mortgage-backed securities and debt securities.

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

	Nine Months Ended March 31,
(Dollars in thousands)	2007 versus 2006
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$1,293	$197	$1,490
Securities[2]	(209)	374	165
Federal funds	(127)	74	(53)
Interest-bearing bank balances	4	22	26
FHLB stock	(30)	12	(18)
Total interest-earning assets	931	679	1,610

Interest-bearing liabilities:
Savings deposits	(158)	529	371
Demand and NOW deposits	62	680	742
Certificates of deposit	180	494	674
Borrowings	(25)	(18)	(43)
Total interest-bearing liabilities	59	1,685	1,744
Net interest income	$872	$(1,006)	$(134)

_____________________________________________
1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-exempt securities, mortgage-backed securities and debt securities.

Quarter Ended March 31, 2007 and 2006

(Dollars in thousands)	2007	2007	2007	2006	2006	2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$203,102	$3,353	6.60%	$177,990	$2,879	6.47%
Securities[2]	78,857	765	3.88	87,661	734	3.35
Federal funds	5,434	70	5.15	8,177	88	4.30
Interest bearing bank balances	3,266	37	4.53	2,542	24	3.78
FHLB stock	643	12	7.47	632	7	4.43
Total interest earning assets	$291,302	$4,237	5.82%	$277,002	$3,732	5.39%

Interest bearing liabilities:
Savings and money market deposits	$114,062	$576	2.02%	$133,006	$536	1.61%
Demand and NOW deposits	92,464	346	1.50	66,208	66	0.40
Certificates of deposit	66,265	670	4.04	56,966	416	2.92
Borrowings	5,000	46	3.68	5,000	45	3.60
Total interest bearing liabilities	$277,791	$1,638	2.36	$261,180	$1,063	1.63%

Net interest income		$2,599			$2,669
Net interest rate spread			3.46%			3.76%
Net interest margin			3.57%			3.85%
Average interest earning assets to
average interest bearing liabilities	104.86%			106.06%
________________________________________________
1Calculated net of deferred loan fees and costs, loan discounts, loans in process and loan loss reserves.
2Includes tax-exempt securities, mortgage-backed securities and debt securities.

	Three Months Ended March 31,
(Dollars in thousands)	2007 versus 2006
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$415	$59	$474
Securities[2]	(78)	109	31
Federal funds	(33)	15	(18)
Interest-bearing bank balances	8	5	13
FHLB stock	---	5	5
Total interest-earning assets	312	193	505

Interest-bearing liabilities:
Savings deposits	(83)	123	40
Demand and NOW deposits	35	245	280
Certificates of deposit	76	178	254
Borrowings	---	1	1
Total interest-bearing liabilities	28	547	575
Net interest income	$284	$(354)	$(70)

________________________________________
1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-exempt securities, mortgage-backed securities and debt securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Return on average assets increased to 0.81% for the nine months ended March 31, 2007 as compared to 0.80% for the nine months ended March 31, 2006. Return on average equity increased to 7.28% for the nine months ended March 31, 2007 as compared to 7.08% for the nine months ended March 31, 2006. The increase in return on average assets and return on average equity was primarily the result of higher noninterest income. Net income amounted to $1.9 million and $1.8 million for the nine months ended March 31, 2007 and 2006, respectively, an increase of $133,000 or 7.6%. Average assets amounted to $311.8 million for the nine month period ended March 31, 2007 as compared to $294.4 million for the same period ended March 31, 2006, an increase of $17.4 million or 5.9%. Average equity amounted to $34.6 million for the nine month period ended March 31, 2007 as compared to $33.1 million for the same period ended March 31, 2006, an increase of $1.5 million or 4.5%.

Return on average assets decreased to 0.48% for the quarter ended March 31, 2007 as compared to 0.77% for the quarter ended March 31, 2006. Return on average equity decreased to 4.30% for the quarter ended March 31, 2007 as compared to 6.86% for the quarter ended March 31, 2006. The decrease in return on average assets and return on average equity was primarily the result of higher noninterest expense. Net income amounted to $379,000 and $574,000 for the quarters ended March 31, 2007 and 2006, respectively, a decrease of $195,000 or 34.0%. Average assets amounted to $316.2 million for the quarter ended March 31, 2007 as compared to $296.9 million for the quarter ended March 31, 2006, an increase of $19.3 million or 6.5%. Average equity amounted to $35.2 million for the quarter ended March 31, 2007 as compared to $33.5 million for the quarter ended March 31, 2006, an increase of $1.7 million or 5.1%.

INTEREST INCOME

Interest income amounted to $12.5 million for the nine months ended March 31, 2007 as compared to $10.9 million for the nine months ended March 31, 2006, an increase of $1.6 million or 14.7%. Interest income amounted to $4.2 million for the quarter ended March 31, 2007 as compared to $3.7 million for the quarter ended March 31, 2006, an increase of $505,000 or 13.5%. The increase in loan volume complemented by an increase in the yield on interest earning assets had the greatest impact on interest income when comparing the nine months and quarters ended March 31, 2007 and 2006. Average loan balances increased $26.1 million for the nine months ended March 31, 2007 as compared to March 31, 2006 and the yield increased by 15 basis points when comparing the same periods. Average loan balances increased $25.1 million for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 and the yield increased by 13 basis points when comparing the same periods. The overall impact on interest income from securities was positive despite a decline in average balances which was offset by a 58 basis point increase in yield when comparing the nine months ended March 31, 2007 and 2006 and a 53 basis point increase when comparing the quarters ended March 31, 2007 and 2006. The average balance of securities decreased $8.2 million for the nine months ended March 31, 2007 compared to March 31, 2006, and decreased $8.8 million for the quarter ended March 31, 2007 compared to March 31, 2006. Short term investments such as interest bearing bank balances and federal funds sold were utilized to fund loan growth, and therefore, interest income from these investments decreased due to the $3.5 million and $2.0 million decreases in average balances when comparing the nine months and quarters ended March 31, 2007 and 2006. Most of the decrease in income from short term investments was offset by a higher yield on such investments, primarily as a result of the short-term interest rate hikes implemented by the Federal Open Market Committee during 2006. Although the Federal Open Market Committee increased short-term rates several times during calendar 2006, the long-term rates continue to remain relatively unchanged and low.

INTEREST EXPENSE

Interest expense amounted to $4.7 million for the nine months ended March 31, 2007 as compared to $2.9 million for the nine months ended March 31, 2006, an increase of $1.8 million. Interest expense amounted to $1.6 million for the quarter ended March 31, 2007 as compared to $1.1 million for the quarter ended March 31, 2006, an increase of $575,000. Changes in rates on interest-bearing liabilities had the greatest impact on overall interest expense. The average balance of interest bearing liabilities amounted to $275.5 million and the average rate increased to 2.25% for the nine months ended March 31, 2007 as compared to an average balance of $259.2 million with an average rate of 1.50% for the nine months ended March 31, 2006, an increase in average interest bearing liabilities of $16.2 million and an increase in average rate of 75 basis points. The average balance of interest bearing liabilities amounted to $277.8 million and the average rate increased to 2.36% for the quarter ended March 31, 2007 as compared to an average balance of $261.2 million with an average rate of 1.63% for the quarter ended March 31, 2006, an increase in average interest bearing liabilities of $16.6 million and an increase in average rate of 73 basis points. The average rate paid on demand and NOW deposits increased 108 basis points and 110 basis points, respectively, when comparing the nine months and quarters ended March 31, 2007 and 2006, and the average balance of such accounts grew by $22.8 million and $26.3 million, respectively, when comparing the same periods, contributing to the overall increase in interest expense. The average balance of certificates of deposit grew by $7.9 million and the average rate paid increased by 107 basis points when comparing the nine months ended March 31, 2007 and 2006. The average balance of certificates of deposit grew by $9.3 million and the average rate paid increased by 112 basis points when comparing the quarters ended March 31, 2007 and 2006. The average balance of savings and money market deposits fell by $13.6 million and $18.9 million when comparing the nine months and quarters ended March 31, 2007 and 2006 but was offset by increases of 57 basis points and 41 basis points in average rate paid when comparing the same periods. The level of interest paid on borrowings was lower when comparing the nine months ended March 31, 2007 and 2006 due to the repayment of a $2.5 million borrowing with a rate of 6.80% on October 4, 2005 and there were no significant additional borrowings.

NET INTEREST INCOME

Net interest income was $7.9 million and $2.6 million for the nine months and quarter ended March 31, 2007, respectively, which decreased by $134,000 and $70,000 from the same periods ended March 31, 2006. Net interest spread decreased 26 basis points to 3.52% for the nine months ended March 31, 2007 from 3.78% for the nine months ended March 31, 2006, and 30 basis points to 3.46% for the quarter ended March 31, 2007 as compared to 3.76% for the quarter ended March 31, 2006. Net interest margin decreased 24 basis points to 3.63% for the nine months ended March 31, 2007 from 3.87% for the nine months ended March 31, 2006, and 28 basis points to 3.57% for the quarter ended March 31, 2007 as compared to 3.85% for the quarter ended March 31, 2006. The tightening of the net interest spread and margin hindered net interest income growth when comparing the nine months and quarters ended March 31, 2007 and 2006.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $194,000 and $100,000 for the nine months ended March 31, 2007 and 2006, respectively, an increase of $94,000. The provision for loan losses amounted to $83,000 and $40,000 for the quarters ended March 31, 2007 and 2006, respectively, an increase of $43,000. The increase in the level of provision was partially a result of growth in the loan portfolio and an increase in the amount of loan charge-offs, which were associated with the overdraft protection program. Net charge-offs associated with the overdraft protection program increased $41,000, or 128.1%, to $73,000, when comparing the nine months ended March 31, 2007 and 2006.

NONINTEREST INCOME

Noninterest income amounted to $2.9 million for the nine months ended March 31, 2007 as compared to $2.3 million for the nine months ended March 31, 2006, an increase of $609,000 or 26.2%. A pretax gain of approximately $257,000 related to the sale of the old Coxsackie branch building was the most significant item contributing to the improvement in noninterest income. Noninterest income amounted to $840,000 on for the quarter ended March 31, 2007 as compared to $762,000 for the quarter ended March 31, 2006, an increase of $78,000 or 10.2%. Service charges on deposit accounts increased $236,000 and $92,000 for the nine months and quarter ended March 31, 2007, respectively, due to higher levels of insufficient funds charges due to changes implemented in the Overdraft Privilege Program.

NONINTEREST EXPENSE

Noninterest expense amounted to $8.0 million for the nine months ended March 31, 2007 as compared to $7.8 million for the nine months ended March 31, 2006, an increase of $205,000 or 2.6%. Noninterest expense amounted to $2.9 million for the quarter ended March 31, 2007 as compared to $2.6 million for the quarter ended March 31, 2006, an increase of $295,000 or 11.3%. Salaries and employee benefits increased $25,000 when comparing nine months ended March 31, 2007 and 2006, and increased $90,000 when comparing the quarters ended March 31 2007 and 2006. Retirement expense decreased $143,000 and $40,000 for the nine months and quarter ended March 31, 2007, respectively, primarily as a result of discontinuing the accrual of benefits under the defined benefit pension plan beginning July 1, 2006. This decrease was partially offset by an increase in 401(k) contribution expense of $39,000 and $19,000 for the nine months and quarter ended March 31, 2007, respectively, resulting from increases in employer match beginning July 1, 2006 and January 1, 2007. Also contributing to the increase in salaries and employee benefits was higher salaries expenses which increased $164,000 and $132,000 for the nine months and quarter ended March 31, 2007, respectively, due primarily to the staffing of two new branch offices which opened in February and March 2007 as well as several new positions within the commercial lending department. Occupancy expense and equipment and furniture expense increased approximately $138,000 and $45,000, respectively, when comparing the nine months ended March 31, 2007 and 2006 and $74,000 and $44,000, respectively, when comparing the quarter ended March 31, 2007 and 2006 due to higher utility costs, building maintenance and increased depreciation expense associated with the relocated Cairo and Coxsackie branches, the opening of the new operations center in Catskill and the opening of two new branches in Catskill and Greenport. Service and data processing fees decreased approximately $16,000 when comparing the nine months ended March 31, 2007 and 2006 resulting from the discontinuation of the outsourcing of the data processing system following the implementation of the new system, which was partially offset by an increase in internet banking fees and debit card costs associated with the Visa Rewards program. Service and data processing fees increased approximately $31,000 when comparing the quarters ended March 31, 2007 and 2006 resulting from higher internet banking fees and debit card costs associated with the Visa Rewards program. Other noninterest expenses decreased approximately $86,000 and $5,000 when comparing the nine months and quarters ended March 31, 2007 and 2006. These expenses were higher for the nine months ended March 31, 2006 as a result of expenses associated with the data processing system conversion such as training costs, licensing fees, and professional fees.

INCOME TAXES

The provision for income taxes reflected the expected tax associated with the revenue generated for the given period and certain regulatory requirements. The effective tax rate was 28.1% for the nine months ended March 31, 2007, compared to 28.3% for the nine months ended March 31, 2006. The effective tax rate was 17.4% for the quarter ended March 31, 2007, compared to 27.2% for the quarter ended March 31, 2006. The decrease in effective rate for the quarter ended March 31, 2007 was the result of decreased pre-tax income and the resultant increased percentage of tax exempt interest earned in total taxable income.

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

The Bank of Greene County met all regulatory capital requirements at March 31, 2007 and June 30, 2006. The Bank’s consolidated shareholder’s equity represented 11.0% of total assets at March 31, 2007 and 10.9% of total assets of June 30, 2006.

OFF-BALANCE SHEET ARRANAGEMENTS

In addition to the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risks. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

For the nine months ended March 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations of cash flow.

Mortgage loan commitments totaled $9.0 million at March 31, 2007. The unused portion of overdraft lines of credit amounted to $7.9 million, the unused portion of home equity lines of credit amounted to $5.7 million, and the unused portion of commercial lines of credit amounted to $3.9 million at March 31, 2007. Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from Federal Home Loan Bank of New York.

Item 3.    Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Principal Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and in timely altering them to material information relating to the Company (or its consolidated subsidiaries) required to be filed in its periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
         During the quarter ended March 31, 2007, no purchases of registrant’s equity securities were completed by the registrant or any affiliate.

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

Date: May 15, 2007

By: /s/ J. Bruce Whittaker

J. Bruce Whittaker
President and Chief Executive Officer

Date: May 15, 2007

By: /s/ Michelle M. Plummer

Michelle M. Plummer
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

Date: May 15, 2007                                                                             _/s/ J. Bruce Whittaker
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

Date: May 15, 2007                                                                               /s/ Michelle M. Plummer
Michelle M. Plummer
Chief Financial Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

J. Bruce Whittaker, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2007 and that to the best of his knowledge:

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

Date: May 15, 2007                                                                              _/s/ J. Bruce Whittaker
J. Bruce Whittaker
                                                                                                                President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2007 and that to the best of her knowledge:

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

Date: May 15, 2007                                                                              /s/ Michelle M. Plummer
Michelle M. Plummer
Chief Financial Officer