Form 10KSB
period 2007-06-30
GREENE COUNTY BANCORP INC
filed 2007-09-28
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
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
YES                   NO            X

The Registrant’s revenues for the fiscal year ended June 30, 2007 were $20,926,000.

As of September 21, 2007, there were issued and outstanding 4,151,566 shares of the Registrant's common stock of which 1,477,815 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $13.36 on such date, the aggregate value of stock held by non-affiliates was $19,744,000.

                          DOCUMENTS INCORPORATED BY REFERENCE
1.      Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2007 (Part II).
2.  Proxy Statement for the 2007 Annual Meeting of Shareholders (Part II and III)

Transitional Small Business Disclosure Formant                                                                                           Yes           No  X

GREENE COUNTY BANCORP, INC. AND SUBSIDIARY
FORM 10-KSB

PART I

ITEM 1.                      Description of Business

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements.  Greene County Bancorp, Inc. desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in this Management’s Discussion and Analysis and elsewhere in this annual report, describe future plans or strategies and include Greene County Bancorp, Inc.’s expectations of future financial results.   The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements.  Greene County Bancorp, Inc.’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain.  Factors that could affect actual results include but are not limited to:
(a)	changes in general market interest rates,
(b)	general economic conditions,
(c)	legislative and regulatory changes,
(d)	monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
(e)	changes in the quality or composition of Greene County Bancorp, Inc.’s loan and investment portfolios,
(f)	deposit flows,
(g)	competition, and
(h)	demand for financial services in Greene County Bancorp, Inc.’s market area.
These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements, since results in future periods may differ materially from those currently expected because of various risks and uncertainties.

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a federally-chartered savings bank.  A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (55.5%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.  In June 2004, The Bank of Greene County opened a new limited-purpose subsidiary, Greene County Commercial Bank.  The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  At June 30, 2007, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash and securities totaling $4.5 million.  At June 30, 2007, 1,846,434 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 154,604 shares were held as Treasury stock and 2,304,632 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and various Greene County Bancorp, Inc. investment securities.

At June 30, 2007, Greene County Bancorp, Inc. had consolidated total assets of $325.8 million, consolidated total deposits of $284.2 million, consolidated borrowings from the Federal Home Loan Bank of New York of $5.0 million and consolidated total equity of $35.4 million.

Greene County Bancorp, Inc.’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

The Bank of Greene County

The Bank of Greene County was organized in 1889 as The Building and Loan Association of Catskill, a New York-chartered savings and loan association.  In 1974, The Bank of Greene County converted to a New York mutual savings bank under the name Greene County Savings Bank.  In conjunction with the reorganization and the offering completed in December 1998, which resulted in the organization of Greene County Bancorp, Inc., Greene County Savings Bank changed its name to The Bank of Greene County.  In November 2006, the Bank of Greene County converted its charter to a federal savings bank charter.  The Bank of Greene County’s deposits are insured by the Deposit Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law.

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, commercial real estate loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in investment securities, mortgage-backed and asset-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. The Bank of Greene County’s affiliation with Fenimore Asset Management and with Essex Corporation offer investment alternatives for customers and also contribute to revenues.  The Bank of Greene County's primary sources of funds are deposits, and principal and interest payments on loans and securities.  At June 30, 2007, The Bank of Greene County had outstanding borrowings of $5.0 million from the Federal Home Loan Bank of New York.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the General Municipal Law.  At June 30, 2007, Greene County Commercial Bank had $35.8 million in assets, $30.8 million in total deposits, and $5.0 million in total equity.

Greene County Commercial Bank’s County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Office of Thrift Supervision regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 55.5% of the common stock issued and outstanding of Greene County Bancorp, Inc.  Greene County Bancorp, MHC does not engage in any business activity other than to hold Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $179,000, in cash and cash equivalents at June 30, 2007.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Market Area

The Bank of Greene County has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County currently operates nine full-service banking offices in Greene County, Columbia County and southern Albany County, New York.  The Bank of Greene County's primary market area is currently concentrated around the areas within Greene County, Columbia County and southern Albany County where its full-service banking offices are located, namely the towns of Catskill, Cairo, Coxsackie, Greenville, Hunter, Tannersville and Westerlo.  In March 2007, The Bank of Greene County further expanded into the Columbia County market by opening a full service branch in the Town of Greenport, just outside the City of Hudson.

Our current business development plans include further expansion into the Columbia County market, and construction is currently underway for a full service branch to be located in the Town of Ghent, just outside the Village of Chatham in Columbia County.

Due to the expansion projects and growth experienced over the last several years, the Company relocated its deposit and lending operations groups to a newly renovated building during fiscal 2007.   This new building is located near the Administration building and was the former Greene County Legislature and County Treasurer’s building.

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

Competition has increased as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, which eased restrictions on entry into the financial services market by insurance companies and securities firms.  Moreover, because this legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation.  This could result in a growing number of larger financial institutions competing in The Bank of Greene County’s primary market area that offer a wider variety of financial services than The Bank of Greene County currently offers.  In recent years, the internet has also become a significant competitive factor for The Bank of Greene County and the overall financial services industry.  Competition for deposits, for the origination of loans and the provision of other financial services may limit The Bank of Greene County’s growth and adversely impact its profitability in the future.

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

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity.  Cash, cash equivalents and securities available for sale comprised 31.1% of total assets at June 30, 2007, all of which can be used for liquidity needs.  The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.   Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans in order to help mitigate interest rate risk.

Loan Portfolio Composition.  Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
One-to-four family	$140,901	67.51%	$131,010	68.44%	$117,207	70.74%
Commercial real estate	24,357	11.67	22,599	11.81	18,077	10.91
Construction and land	9,619	4.61	8,728	4.55	5,255	3.17
Multi-family	1,078	0.52	1,200	0.63	1,477	0.89
Total real estate loans	175,955	84.31	163,537	85.43	142,016	85.71

Consumer loans
Installment (1)	4,057	1.94	3,384	1.77	3,466	2.09
Home equity	19,719	9.45	16,486	8.61	12,607	7.61
Passbook	583	0.28	632	0.33	742	0.45
Total consumer loans	24,359	11.67	20,502	10.71	16,815	10.15

Commercial business loans	8,391	4.02	7,390	3.86	6,860	4.14

Total consumer loans and
commercial business loans	32,750	15.69	27,892	14.57	23,675	14.29

Total gross loans	208,705	100.00%	191,429	100.00%	165,691	100.00%

Less:
Deferred fees and costs	61		(22)		(163)
Allowance for loan losses	(1,486)		(1,314)		(1,236)

Total loans receivable, net	$207,280		$190,093		$164,292

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans
Real estate loans
One-to-four family	$134,474	64.43%	$124,310	64.94%	$112,970	68.18%
Commercial real estate	16,181	7.75	17,337	9.06	13,039	7.87
Construction and land	8,735	4.19	7,438	3.88	5,105	3.08
Multi-family	1,078	0.52	1,200	0.63	1,401	0.85
Total fixed-rate real estate loans	160,468	76.89	150,285	78.51	132,515	79.98

Consumer loans
Installment (1)	4,057	1.94	3,384	1.77	3,466	2.09
Home equity	10,829	5.19	8,222	4.29	5,397	3.26
Passbook	583	0.28	632	0.33	742	0.45
Commercial business loans	5,113	2.45	5,512	2.88	5,043	3.04
Total fixed-rate loans	181,050	86.75	168,035	87.78	147,163	88.82

Adjustable-rate loans
Real estate loans:
One-to-four family	6,427	3.08	6,700	3.50	4,237	2.56
Commercial real estate	8,176	3.92	5,262	2.75	5,038	3.03
Construction and land	884	0.42	1,290	0.67	150	0.09
Multi-family	--	---	--	---	76	0.05
Total adjustable-rate real estate loans	15,487	7.42	13,252	6.92	9,501	5.83

Consumer loans
Home Equity	8,890	4.26	8,264	4.32	7,210	4.35
Commercial business loans	3,278	1.57	1,878	0.98	1,817	1.10
Total adjustable-rate loans	27,655	13.25	23,394	12.22	18,528	11.18

Total gross loans	208,705	100.00%	191,429	100.00%	165,691	100.00%

Less:
Deferred fees and costs	61		(22)		(163)
Allowance for loan losses	(1,486)		(1,314)		(1,236)

Total loans receivable, net	$207,280		$190,093		$164,292

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

One-to-Four Family Residential and Construction and Land Loans. The Bank of Greene County's primary lending activity is the origination of one-to-four family residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  One-to-four family residential mortgage loans refer to loans collateralized by residences; by contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  Generally, one to four-family residential mortgage loans are made in amounts up to 85.0% of the appraised value of the property.  However, The Bank of Greene County will originate one-to-four family residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance.  For the year ended June 30, 2007, less than one percent of the one-to-four family mortgage loans originated by The Bank of Greene County were originated with loan-to-value ratios over 85.0%.  For the year ended June 30, 2007, The Bank of Greene County originated between 70% to 75% in one-to-four family residential mortgage loans with loan-to-value ratios of 80% or less but without private mortgage insurance.  Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years The Bank of Greene County has been successful in marketing and originating such loans with 15-year terms.  One-to-four family fixed-rate loans are offered with monthly payment features.  The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on most properties collateralizing real estate loans made by The Bank of Greene County.

At June 30, 2007, virtually all of The Bank of Greene County’s one-to-four family residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the one-to-four family residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed rate one-to-four family residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2007, $6.4 million, or 3.08%, of The Bank of Greene County's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates, compared to $134.5 million, or 64.43%, of the loan portfolio comprised of one-to-four family residential loans with fixed interest rates.  The Bank of Greene County’s willingness and capacity to originate and hold in portfolio fixed rate one-to-four family residential mortgage loans has enabled it to expand customer relationships in the current relatively low long-term interest rate environment where borrowers have generally preferred fixed rate mortgage loans.  However, as noted above, to the extent The Bank of Greene County retains fixed rate one-to-four family residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would remain fixed while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

At June 30, 2007, $140.9 million, or 67.51%, of The Bank of Greene County's loan portfolio consisted of one-to-four family residential mortgage loans. Approximately $451,000 of such loans (consisting of four loans) were included in nonperforming loans as of that date.

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

At June 30, 2007, $9.6 million or 4.61% of the Bank of Greene County’s loan portfolio consisted of construction and land lending.  Construction lending generally involves a greater degree of risk than other one-to-four family mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property.  Construction delays may further impair the borrower's ability to repay the loan.

Commercial Real Estate and Multifamily Loans. At June 30, 2007, $24.4 million, or 11.67%, of the total loan portfolio consisted of commercial real estate loans.  Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank of Greene County originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years.  The maximum loan-to-value ratio of commercial real estate loans is generally 75%.  At June 30, 2007, the largest commercial mortgage loan had a principal balance of $1.5 million and was performing in accordance with its terms.  Commercial real estate loans included in nonperforming loans totaled $111,000 (consisting of one loan) at June 30, 2007.

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

The Bank of Greene County originates a limited number of multi-family loans, which totaled $1.1 million, or 0.52%, of The Bank of Greene County’s total loans at June 30, 2007. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area.  There were no multi-family loans included in nonperforming loans at June 30, 2007.  The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.

Consumer Loans. The Bank of Greene County’s consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans).  Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years.  At June 30, 2007, consumer loans totaled $24.4 million, or 11.67%, of the total loan portfolio.  Installment loans totaling $10,000 were included in nonperforming loans as of that date.

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

The Bank of Greene County offers fixed- and adjustable-rate home equity loans that are collateralized by the borrower’s residence.  Home equity loans are generally underwritten with terms not to exceed 15 years and under the same criteria that The Bank of Greene County uses to underwrite one-to-four family fixed rate loans.  Home equity loans may be underwritten with terms not to exceed 15 years and with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan.  The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans.  At June 30, 2007, the outstanding balance of home equity loans totaled $19.7 million, or 9.45%, of The Bank of Greene County’s total loan portfolio.  There was one home equity loan included in nonperforming loans totaling $110,000 at June 30, 2007.

Commercial Business Loans.  The Bank of Greene County also originates commercial business loans up to 10 years at fixed and adjustable rates.  The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications.  The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment.  A mortgage may also be taken for additional collateral purposes, but is considered secondary to the other collateral for commercial business loans.  The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial business borrowers.  The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan.  At June 30, 2007, The Bank of Greene County had $8.4 million of commercial business loans representing 4.02% of the total loan portfolio.  On such date, the average balance of The Bank of Greene County’s commercial business loans was approximately $39,800.  The largest commercial business loan had a balance of $360,000 and represented a loan to a local fire department.  At June 30, 2007, The Bank of Greene County’s commercial loan portfolio included 212 loans collateralized by inventory, fire trucks, other equipment, or real estate.  There were no commercial business loans included in nonperforming loans at June 30, 2007.

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

Loan Maturity Schedule.  The following table sets forth certain information as of June 30, 2007 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

The following table illustrates the future maturities of such loans at June 30, 2007.

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	1 Year	3 Years	5 Years	10 Years	10 Years	Total
(Dollars in thousands)
Real estate loans:
One-to-four family	$5,656	$1,325	$1,411	$14,286	$118,223	$140,901
Commercial	6,909	1,158	704	3,720	11,866	24,357
Construction and land	7,142	839	563	---	1,075	9,619
Multi-family	---	---	---	263	815	1,078
Total real estate loans	19,707	3,322	2,678	18,269	131,979	175,955

Consumer loans	10,025	1,569	3,967	3,993	4,805	24,359

Commercial business loans	3,438	859	2,024	1,614	456	8,391

Total loan portfolio	$33,170	$5,750	$8,669	$23,876	$137,240	$208,705

The total amount of the above loans that mature or are due after June 30, 2008 that have fixed interest rates is $173.4 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $2.1 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail on pages 8-9 of Greene County Bancorp, Inc.’s 2007 Annual Report to Shareholders, which discussion is incorporated herein by reference.

Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies and loan approval limits of The Bank of Greene County.  Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer.  The Executive Committee or the full Board of Directors must approve all residential loans over $750,000.

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

At June 30, 2007, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a commercial mortgage to purchase a local golf course and restaurant; the total outstanding balance of this loan was $1.5 million, and the loan was performing in accordance with its terms at June 30, 2007.

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

Loans Past Due and Non-performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as non-performing.   Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status.  Other real estate owned is included in non-performing assets.  At June 30, 2007, The Bank of Greene County had non-performing loans of $682,000 and a ratio of non-performing loans to total loans of 0.33%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of OREO is charged against earnings.  At June 30, 2007, The Bank of Greene County had no OREO and its ratio of non-performing assets to total assets was 0.21%.

The following table sets forth delinquencies in The Bank of Greene County's loan portfolio at June 30, 2007.  When a loan is delinquent 90 days or more, The Bank of Greene County fully reverses all accrued interest thereon and ceases to accrue interest or other deferred origination fees or costs thereafter.  A loan is not removed from nonaccrual status until the loan is current and evidence supports the borrower’s ability to maintain a current status.  The Bank of Greene County had no nonaccrual loans in the 60 to 89 days delinquent category at June 30, 2007 and June 30, 2006.  For all the dates indicated, The Bank of Greene County did not have any material restructured loans.  The following table is as of June 30, 2007.

			Percentage of loan delinquency category
(dollars in thousands)		Dollar amount
	Number
60 to 89 days delinquent
Real estate:
One-to-four family	4	$136	8.84%
Commercial	6	970	63.07
Construction and land	2	93	6.05
Installment	11	77	5.01
Home equity	4	262	17.03
Commercial business	---	---	---
Total loan delinquency 60 to 89 days	27	$1,538	100.00%

90 days and over delinquent
Real estate:
One-to-four family	3	$408	59.82%
Commercial	1	111	16.27
Construction and land	1	43	6.31
Installment	6	10	1.47
Home equity	1	110	16.13
Commercial business	---	---	---
Total loan delinquency 90 days and over	12	$682	100.00%

Total loans delinquent over 60 days
Real estate:
One-to-four family	7	$544	24.51%
Commercial	7	1,081	48.69
Construction and land	3	136	6.12
Installment	17	87	3.92
Home equity	5	372	16.76
Commercial business	---	---	---
Total loans delinquent over 60 days	39	$2,220	100.00%

Nonaccrual Loans and Nonperforming Assets.  The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated.  The Bank of Greene County had no accruing loans delinquent more than 90 days at June 30, 2007, 2006, and 2005.

(dollars in thousands)	At June 30,
	2007	2006	2005

Nonaccruing loans:
Real estate loans
One-to-four family	$408	$3	$126
Commercial	111	---	50
Constrution and land	43	---	---
Installment	10	4	51
Home equity	110	---	96
Commercial business	---	---	25
Total nonaccruing loans	682	7	348

Real estate owned:
Real estate loans
One-to-four family	---	---	---
Commercial real estate	---	---	---
Total real estate owned	---	---	---

Total non-performing assets	$682	$7	$348

Total as a percentage of total assets	0.21%	0.00%	0.12%

During the year ended June 30, 2007, gross interest income of $52,000 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period.  Interest income of $32,000 was recorded on nonaccrual loans during the year ended June 30, 2007.

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

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it establishes a valuation allowance or "loss reserve" in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When The Bank of Greene County classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount.  The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.  At June 30, 2007, The Bank of Greene County had seven loans that amounted to $408,000 classified as substandard, one loan that amounted to $230,000 classified as special mention and no other classified assets.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and its valuation of OREO.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The allowance for loan losses is increased by a provision for loan losses and recoveries of previously charged off loans and is reduced by loans charged-off.  At June 30, 2007, the total allowance was $1.5 million, which amounted to 0.71% of total loans receivable and 217.89% of nonperforming loans.  Management will continue to monitor and modify the level of the allowance for loan losses.  For the year ended June 30, 2007, The Bank of Greene County’s charge-offs amounted to $193,000.  For the years ended June 30, 2006 and 2005, The Bank of Greene County’s charge-offs amounted to $187,000 and $122,000, respectively.

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

(dollars in thousands)	For the Years Ended June 30,
	2007	2006	2005

Balance at the beginning of period	$1,314	$1,236	$1,241

Charge-offs:
Home equity	---	---	27
Installment	34	99	38
Overdraft protection account	146	88	56
Commercial business	13	---	1
Total charge-offs	193	187	122

Recoveries:
Home equity	---	---	---
Installment	31	30	22
Overdraft protection account	48	35	24
Commercial business	7	---	---
Total recoveries	86	65	46

Net charge-offs	107	122	76
Additions charged to operations	279	200	71
Balance at end of period	$1,486	$1,314	$1,236

Ratio of net charge-offs to average loans outstanding	0.05%	0.07%	0.05%
Ratio of net charge-offs to nonperforming assets	15.69%	1,742.86%	21.84%
Allowance for loan losses to nonperforming loans	217.89%	18,771.43%	355,17%
Allowance for loan losses to total loans	0.71%	0.69%	0.75%

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	June 30, 2007			June 30, 2006			June 30, 2005
			Percent			Percent			Percent
			of loans			of loans			of loans
		Loan	in each		Loan	in each		Loan	in each
	Amount of	Amounts	category	Amount of	Amounts	category	Amount of	Amounts	category
	loan loss	By	to total	loan loss	By	to total	Loan loss	By	to total
	allowance	Category	loans	allowance	Category	loans	allowance	Category	loans
(Dollars in thousands)
One-to-four family	$499	$140,901	67.5%	$519	$131,010	68.4%	$501	$117,207	70.7%
Commercial real estate	499	24,357	11.7	457	22,599	11.8	413	18,077	10.9
Construction and land	64	9,619	4.6	46	8,728	4.6	23	5,255	3.2
Multi-family	4	1,078	0.5	4	1,200	0.6	2	1,477	0.9
Installment	58	3,901	1.9	48	3,287	1.7	85	3,411	2.1
Home equity	127	19,719	9.4	83	16,486	8.6	64	12,607	7.6
Passbook	---	583	0.3	---	632	0.3	---	742	0.5
Commercial business	220	8,391	4.0	137	7,390	3.9	128	6,860	4.1
Overdraft Privilege	15	156	0.1	20	97	0.1	20	55	---
Specific	---	---	---	---	---	---	---	---	---
Unallocated	---	---	---	---	---	---	---	---	---
Totals	$1,486	$208,705	100.0%	$1,314	$191,429	100.0%	$1,236	$165,691	100.0%

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

At June 30, 2007, The Bank of Greene County had $87.2 million in investment securities, or 26.8% of total assets.  SFAS No. 115 requires The Bank of Greene County to designate its securities as held to maturity, available for sale, or trading, depending on The Bank of Greene County's ability and intent regarding its investments.  As of June 30, 2007, the entire securities portfolio was classified as available for sale.  At June 30, 2007, The Bank of Greene County's securities portfolio included mortgage-backed securities totaling $38.2 million, or 11.7% of total assets.

Book Value of Investment Securities.  The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

	At June 30,
	2007		2006		2005
	Book	Percent	Book	Percent	Book	Percent
	Value	of total	Value	of total	Value	of total
(Dollars in Thousands)
Investment securities, AFS
U.S. Government agencies	$19,628	22.5%	$10,990	12.6%	$3,889	3.9%
State and political subdivisions	29,034	33.3	29,939	34.3	26,086	26.4
Mortgage-backed securities	38,157	43.8	45,490	52.1	62,158	62.9
Asset-backed securities	76	0.1	93	0.1	144	0.2
Corporate debt securities	---	---	501	0.6	5,056	5.1
Equity securities and other	289	0.3	254	0.3	1,518	1.5
Total investment securities, AFS	$87,184	100.0%	$87,267	100.0%	$98,851	100.0%

The estimated fair values of debt securities at June 30, 2007 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After	After
	In	One Year	Five Years
	One Year	Through	Through	After
	Or Less	Five Years	Ten Years	Ten Years	Total
(in thousands)
U.S. Government agencies	$ 2,996	$ 16,350	$ 282	$ --	$19,628
State and political subdivisions	6,224	11,843	7,667	3,300	29,034
Mortgage-backed securities	1,976	15,571	9,315	11,295	38,157
Asset-backed securities	---	---	---	76	76
Total debt securities	$11,196	$43,764	$17,264	$14,671	86,895
Equity securities and other					289
Total securities available-for-sale					$87,184
Weighted average yield	4.36%	4.01%	4.18%	4.54%	4.18%

Additional discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the level of mortgage-backed securities is set forth in Management’s Discussion and Analysis on page 12 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

Mortgage-Backed and Asset-Backed Securities.  The Bank of Greene County purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored agency; and (iii) increase liquidity.  At June 30, 2007, mortgage-backed securities (including CMOs) totaled $38.2 million or 11.7% of total assets, all of which were classified as available for sale.  CMOs or collateralized mortgage obligations as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages.  CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested capital at different rates.  The CMO bond may pay the investor at a different rate than the underlying mortgage pool.  Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing, as a result there is no final lump-sum payment at maturity.  The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.  Below is further discussion of mortgage-backed securities.  At June 30, 2007, $4.5 million of the mortgage-backed securities were adjustable rate and $33.7 million were fixed rate.  The mortgage-backed securities portfolio had coupon rates ranging from 3.50% to 7.37%, a weighted average yield of 4.21% and a weighted average life (including pre-payment assumptions) of 3.2 years at June 30, 2007. The estimated market value of The Bank of Greene County's mortgage-backed securities at June 30, 2007 was $38.2 million, which was $299,000 less than amortized cost.

The pooling of mortgages and the issuance of a security with an interest rate that is based on the interest rate on the underlying mortgages creates mortgage-backed securities.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as The Bank of Greene County, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of The Bank of Greene County and its subsidiary Greene County Commercial Bank.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby altering the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are prepaid. In addition, the market value of such securities may be adversely affected by changes in interest rates.  The Company has attempted to mitigate credit risk by limiting purchases of mortgage-backed securities to those offered by various government agencies or other sponsored enterprises.

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of The Bank of Greene County's mortgage-backed securities portfolio.  The Bank of Greene County's $38.2 million mortgage-backed securities portfolio at June 30, 2007 consisted of $17.6 million with contractual maturities within five years, $9.3 million with contractual maturities of five to ten years and the remaining $11.3 million with contractual maturities more than 10 years.  However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce or increase the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, The Bank of Greene County may be subject to reinvestment risk because, to the extent that The Bank of Greene County's securities prepay faster than anticipated, The Bank of Greene County may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return.  Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving The Bank of Greene County of the ability to reinvest cash flows at the increased rates of interest.

At June 30, 2007, The Bank of Greene County’s portfolio of asset-backed securities contained one investment which amounted to $76,000, or less than 0.1% of total assets, which was classified as available for sale.  The security had a fixed coupon at 6.68%, a yield to maturity of 6.68%, and a remaining contractual maturity of over 10 years at June 30, 2007.  The estimated market value of the asset-backed security at June 30, 2007 was $76,000, which was approximately the same as amortized cost at such date.

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

Mortgage Servicing Rights.  The Bank of Greene County had no mortgage servicing rights at June 30, 2007 or 2006 and does not expect to purchase in mortgage servicing rights in future periods nor sell mortgages with servicing retained.

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

At June 30, 2007, consolidated deposits totaled $284.2 million.  At June 30, 2007, the Company had a total of $74.6 million in certificates of deposit, of which $59.6 million had maturities of one year or less.  Although a significant portion of our deposits were in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and our current pricing strategy, believes a large portion of such accounts will be retained upon maturity.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which The Bank of Greene County's branch offices are located.  The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County's ability to attract and retain deposits.  The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, and print media. It generally does not solicit deposits from outside its market area.  While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates.  The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits.  Historically, The Bank of Greene County has not used brokers to obtain deposits.  Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $14.5 million in money market deposits at June 30, 2007.

The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.

		At June 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Transaction and savings deposits:
Non-interest bearing deposits	$44,020	15.5%	$41,503	15.5%	$37,591	14.9%
Savings deposits	71,830	25.3	87,776	32.7	97,759	38.6
NOW deposits	56,053	19.7	32,253	12.0	23,130	9.1
Money market deposits	37,710	13.3	45,348	16.9	40,766	16.1
Total non-certificates of deposit	209,613	73.8%	206,880	77.1%	199,246	78.7%

Certificate of deposit:
0.00 – 1.99%	---	---	27	0.0	19,197	7.6
2.00 – 2.99%	1,321	0.4	20,354	7.6	24,205	9.5
3.00 – 3.99%	24,064	8.5	26,400	9.9	8,106	3.2
4.00 – 4.99%	49,178	17.3	14,589	5.4	2,483	1.0
Total certificates of deposit	74,563	26.2	61,370	22.9	53,991	21.3
Total deposits	$284,176	100.0%	$268,250	100.0%	$253,237	100.0%
The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2007 and June 30, 2006.

(Dollars in thousands)	3 months	3 to 6	7 to 12	Over 12
	Or less	Months	Months	Months	Total

As of June 30, 2007:
Certificates of deposit less than $100,000	$21,791	$18,630	$7,732	$12,488	$60,641
Certificates of deposit $100,000 or more	5,105	3,986	2,371	2,460	13,922
Total certificates of deposit	$26,896	$22,616	$10,103	$14,948	$74,563

As of June 30, 2006:
Certificates of deposit less than $100,000	$9,345	$12,287	$17,462	$11,660	$50,754
Certificates of deposit $100,000 or more	4,040	1,428	2,659	2,489	10,616
Total certificates of deposit	$13,385	$13,715	$20,121	$14,149	$61,370

The following table sets forth the amount and remaining maturities of certificates of deposit accounts at June 30, 2007.

	2.00-	3.00-	4.00-		Percent of
	2.99%	3.99%	4.99%	Total	Total
(Dollars in thousands)
Certificates of deposit
Maturity in quarter ended:
September 30, 2007	$389	$7,792	$18,715	$26,896	36.1%
December 31, 2007	311	6,842	15,463	22,616	30.3
March 31, 2008	411	2,433	4,654	7,498	10.1
June 30, 2008	23	1,014	1,568	2,605	3.5
September 30, 2008	34	848	1,809	2,691	3.6
December 31, 2008	88	2,984	4,554	7,626	10.2
March 31, 2009	17	668	150	835	1.1
June 30, 2009	---	371	85	456	0.6
September 30, 2009	25	679	48	752	1.0
December 31, 2009	19	420	169	608	0.8
March 31, 2010	---	---	448	448	0.6
June 30, 2010	---	---	204	204	0.3
Thereafter	4	13	1,311	1,328	1.8
Total	$1,321	$24,064	$49,178	$74,563	100.0%

Percent of total	1.8%	32.3%	65.9%	100.0%

Borrowed Funds.  In the event that The Bank of Greene County requires funds beyond its ability to generate them internally, additional sources of funds are available through the Federal Home Loan Bank (“FHLB”).  At June 30, 2007, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $29.6 million with the FHLB.  Residential mortgages are pledged by The Bank of Greene County as collateral to secure The Bank of Greene County’s line of credit and term borrowing.  Interest on the line is determined at the time of borrowing.  In addition to the overnight line of credit program, The Bank of Greene County also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates.  The advances are collateralized by all of The Bank of Greene County’s stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans, certain multi-family loans and U.S. Government Agency obligations in an aggregate amount equal up to 133% of outstanding advances.  The maximum amount that the FHLB will advance to member institutions, including The Bank of Greene County, fluctuates from time to time in accordance with policies of the FHLB.

The following table set forth certain information regarding borrowed funds.

At June 30, 2007:
Amount	Rate	Maturity Date
$5,000,000	3.64% - convertible	10/24/2013
$5,000,000

Average daily balance outstanding:                                                                                           $5,001,000
Maximum amount outstanding during the year                                                                        $5,200,000
Weighted average interest rate during the year                                                                                3.70%
Weighted average interest at end of year                                                                                          3.64%

Personnel

As of June 30, 2007, The Bank of Greene County had 107 full-time employees and 11 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also Bank employees.  A collective bargaining group does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.

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

Bad Debt Reserves.  Prior to the 1996 Act, The Bank of Greene County was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at The Bank of Greene County’s taxable income.  As a result of the 1996 Act, The Bank of Greene County must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Greene County Commercial Bank may opt for the reserve method of accounting for bad debts since it is not a thrift institution and the assets of the consolidated group are less than $500 million.  Greene County Commercial Bank had no reserve established as of June 30, 2007 since it held no loans at that date.

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

At June 30, 2007, The Bank of Greene County’s total federal pre-1988 reserve was approximately $1.8 million.  This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2007, Greene County Bancorp, Inc. and its subsidiaries had no net operating loss carry forward for federal income tax purposes.

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

Recapture of New York State Bad Debt Reserves.  If The Bank of Greene County ceases to qualify as a “thrift institution” (as defined in the New York State tax law), or fails to hold at least 60.0% of its assets in “Qualifying Assets”, it will no longer be entitled to use the reserve method and must recapture into entire net income a portion of its NY QRPL Reserve.  The amount subject to recapture is generally equal to the excess of the NY QRPL Reserve over the federal QRPL Reserve as of December 31, 1995.  The amount of The Bank of Greene County’s NY QRPL Reserve subject to recapture was approximately $1.8 million at June 30, 2007.  Since it is The Bank of Greene County’s intention to continue to qualify as a thrift institution and to meet the 60.0% Qualifying Asset test, a deferred tax liability has not been established for the New York State tax that would result from such failure.

Net Operating Loss Deductions.  For New York State franchise tax purposes, Greene County Bancorp, Inc. and its subsidiaries are not entitled to carry back or forward net operating losses (“NOLs”) incurred in taxable years ending before January 1, 2001.  NOLs incurred in taxable years beginning on or after January 1, 2001, of which there are none as of June 30, 2007, can be carried forward to the succeeding 20 taxable years and can not be carried back.

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

REGULATION

General

The Bank of Greene County is a federally chartered bank and Greene County Commercial Bank is a New York-chartered bank.  The Federal Deposit Insurance Corporation through the DIF (“Deposit Insurance Fund”) insures their deposit accounts up to applicable limits.  The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of Thrift Supervision (“OTS”) and the New York State Banking Department (the “Department”), respectively, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer.  The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by the OTS and the Department, respectively, as well as the Federal Deposit Insurance Corporation concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as mutual savings and loan holding companies, are subject to regulation by the Office of Thrift Supervision and are required to file reports with the Office of Thrift Supervision.  Any change in such regulations, whether by the Department, the Federal Deposit Insurance Corporation, or the Office of Thrift Supervision could have a material adverse impact on The Bank of Greene County, Greene County Commercial Bank, or Greene County Bancorp, Inc., or Greene County Bancorp, MHC.

Certain of the regulatory requirements applicable to The Bank of Greene County, Greene County Commercial Bank, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are referred to below or elsewhere herein.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, The Bank of Greene County may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. The Bank of Greene County also may establish subsidiaries that may engage in activities not otherwise permissible for The Bank of Greene County, including real estate investment and securities and insurance brokerage.

Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. The Bank of Greene County does not typically engage in asset sales.

At June 30, 2007, The Bank of Greene County’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2007, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, The Bank of Greene County must satisfy the qualified thrift lender, or “QTL”, test. Under the QTL test, The Bank of Greene County must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank of Greene County also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2007, The Bank of Greene County satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•           the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•           the association would not be at least adequately capitalized following the distribution;

•           the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•           the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•           the association would be undercapitalized following the distribution;

•           the proposed capital distribution raises safety and soundness concerns; or

•           the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. The Bank of Greene County received an “outstanding” Community Reinvestment Act rating in its most recent federal examination.

Privacy Standards. Effective July 2001, financial institutions, including The Bank of Greene County, became subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require The Bank of Greene County to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require The Bank of Greene County to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, The Bank of Greene County is required to provide its customers with the ability to “opt-out” of having The Bank of Greene County share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on Greene County Bancorp, Inc. or The Bank of Greene County.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. Greene County Bancorp, Inc. is an affiliate of The Bank of Greene County. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

The Bank of Greene County’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of The Bank of Greene County’s capital. In addition, extensions of credit in excess of certain limits must be approved by The Bank of Greene County’s Board of Directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•           well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•           adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•           undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•           significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•           critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2007, The Bank of Greene County met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts.  Deposit accounts in The Bank of Greene County are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The Bank of Greene County’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. Recent legislation, among other things, has increased the amount of federal deposit insurance coverage for certain types of accounts while preserving the $100,000 coverage limit for individual accounts and municipal deposits. The legislation also gives the Federal Deposit Insurance Corporation discretion to adjust insurance coverage for inflation, beginning in 2010. The legislation also gives the Federal Deposit Insurance Corporation flexibility to adjust the insurance fund reserve ratio between 1.15% and 1.50% of estimated insured deposits, depending on projected losses, economic changes and assessment ratios at the end of a calendar year, and allows for dividends to insured institutions whenever reserve ratios exceed specified levels.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk.  As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund.  Under the new risk-based assessment system, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating for larger institutions.  The new rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund.  As a result of the merger, the BIF and the SAIF were abolished.  The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2007, the annualized FICO assessment was equal to 1.22 basis points for each $100 in domestic deposits maintained at an institution.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2007, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2007, The Bank of Greene County was in compliance with these reserve requirements.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Holding Company Regulation

General. Greene County Bancorp, MHC and Greene County Bancorp, Inc. are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Greene County Bancorp, MHC and Greene County Bancorp, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Greene County Bancorp, Inc. and Greene County Bancorp, MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Greene County Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Greene County Bancorp, Inc. and Greene County Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Greene County Bancorp, MHC. Office of Thrift Supervision regulations requires Greene County Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.  Greene County Bancorp, MHC has waived all dividends paid by Greene County Bancorp, Inc. and is expected to do so in the future.

Conversion of Greene County Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit Greene County Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to Greene County Bancorp, Inc. (the “New Holding Company”), Greene County Bancorp, MHC’s corporate existence would end, and certain depositors of The Bank of Greene County would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Greene County Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Greene County Bancorp, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Greene County Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Greene County Bancorp, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Federal Securities Laws

Greene County Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Greene County Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

ITEM 2.                      Description of Properties

The Bank of Greene County currently conducts its business through nine full-service banking offices.  Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The following table sets forth The Bank of Greene County's offices as of June 30, 2007.

		Original		Net Book Value
	Leased	Year	Date of	Of Property or
	Or	Leased or	Lease	Leasehold
Location	Owned	Acquired	Expiration	Improvements
(Dollars in thousands)

Main Office (1)
Main & Church Streets
Catskill, NY 12414	Owned	1963	---	$268

Full Service Branches
Coxsackie Branch
2 Technology Drive
West Coxsackie, NY 12192	Owned	2005	---	$2,043

Cairo Branch
230 Matthew Simons Road
Cairo, NY 12413	Owned	2005	---	$2,105

Chatham Branch
Route 66
Chatham, NY 12037	Owned	2006	---	$710

Greenville Branch
Route 32
Greeneville, NY 12083	Owned	1997	---	$861

Greenport Branch
160 Fairview Avenue
Hudson, NY 12534	Leased	2006	July 31, 2011	$608

Hudson Branch
21 North 7th Street
Hudson, NY 12534	Leased	2004	October 31, 2008	$---

Tannersville Branch
Main Street
Tannersville, NY 12485	Owned	2000	---	$1,163

Westerlo Branch
Routes 141 & 143
Westerlo, NY 12193	Leased	2001	November 30, 2010	$87

West Side Branch
100 Catskill Commons
Catskill, NY 12414	Owned	2006	---	$2,073

Administration Office (1)
302 Main Street
Catskill, NY 12414	Owned	1999	---	$577

Operations Center
288 Main Street
Catskill, NY 12414	Owned	2006	---	$1,533

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

The “Common Stock and Related Matters” section on page 19 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

There were no sales of unregistered securities during fiscal 2007.  There were no repurchases of shares by Greene County Bancorp, Inc. during fiscal year 2007.

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

Set forth below is certain information as of June 30, 2007 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2000 Stock Option Plan	72,664	$4.55	0
2000 Recognition and Retention Plan	—	—	0
Total	72,664	$4.55	0

ITEM 6.                      Management's Discussion and Analysis or Plan of Operation

The “Management's Discussion and Analysis of Financial Condition and Results of Operations” section on pages 7-19 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.                      Financial Statements

The audited consolidated financial statements for the year ended June 30, 2007 is filed as part of Greene County Bancorp, Inc.’s Annual Report to Shareholders on pages 20-36, and is incorporated herein by reference.

ITEM 8.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.                      Other Information

Not applicable.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The “Proposal I - Election of Directors” section on pages 3-17 of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics that is applicable to the Company’s officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Ethics is available on the Company’s website at www.tbogc.com.  Amendments to and waivers from the Code of Ethics will also be disclosed on the Company’s website.

ITEM 10.                      Executive Compensation

The “Proposal I - Election of Directors” section on pages 3-17 of Greene County Bancorp, Inc.’s 2007 Proxy Statement is incorporated herein by reference.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section on page 3-17 of Greene County Bancorp, Inc.’s 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.                      Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section on page 18 of Greene County Bancorp, Inc.’s 2007 Proxy Statement is incorporated herein by reference.

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

ITEM 14.                      Principal Accountant Fees and Services

The “Proposal 2-Ratification of Appointment of Auditors” section on pages 18-19 Greene County Bancorp, Inc.’s 2007 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 28, 2007                                    By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Michelle Plummer                                                                   By:  /s/ Walter H. Ingalls
        Michelle Plummer                                                                                 Walter H. Ingalls
        Executive Vice President,                                                                     Director
        Chief Operating Officer and Chief Financial Officer

Date:  September 28, 2007                                                                    Date:  September 28, 2007

By:  /s/ Charles Schaefer                                                                     By:  /s/ J. Bruce Whittaker
       Charles Schaefer                                                                                   J. Bruce Whittaker
       Director                                                                                                  Director

Date:  September 28, 2007                                                                    Date: September 28, 2007

By:  /s/ Paul Slutzky                                                                             By: /s/ David H. Jenkins
Paul Slutzky                                                                                         David H. Jenkins, DVM
Director                                                                                                Director

Date:  September 28, 2007                                                                    Date:  September 28, 2007

By:  /s/ Dennis R. O’Grady                                                                  By:  /s/ Martin C. Smith
Dennis R. O’Grady                                                                              Martin C. Smith
Director                                                                                                 Chairman of the Board

Date:  September 28, 2007                                                                    Date:  September 28, 2007

By:  /s/ Arthur Place
       Arthur Place
       Director

Date:  September 28, 2007

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

The Bank of Greene County                                                                      100.0% owned by Greene County Bancorp, Inc.

Greene County Commercial Bank                                                             100.0% owned by The Bank of Greene County

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-51538) of Greene County Bancorp, Inc. (the “Company”) of our report dated August 22, 2007, relating to the Company’s consolidated financial statements as of and for the years ended June 30, 2007 and 2006, which report appears in the Annual Report to Shareholders included as exhibit 13.0 in this Form 10-KSB.

/s/ Beard Miller Company LLP
Beard Miller Company, LLP
Pine Brook, New Jersey
September 28, 2007

EXHIBIT 31.1

Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

I, Donald E. Gibson, certify that:

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

Date: September 28, 2007                                                                           /s/ Donald E. Gibson
       Donald E. Gibson
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

Date: September   28, 2007                                                                           /s/ Michelle Plummer
        Michelle M. Plummer, Executive Vice President
Chief Operating Officer and Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, and Michelle M. Plummer, Executive Vice President, Chief Operating Officer and Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) each certify in his or her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2007 and that to the best of his or her knowledge:

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

Date: September 28, 2007                                                                    /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

Date: September 28, 2007                                                                    /s/ Michelle M. Plummer
Michelle M. Plummer
                                                                                                                Executive Vice President, Chief Operating Officer and Chief Financial Officer