Form 10QSB
period 2007-09-30
GREENE COUNTY BANCORP INC
filed 2007-11-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes:                           No:     X

As of November 13, 2007, the registrant had 4,148,420 shares of common stock outstanding at $ .10 par value.

Transitional Small Business Disclosure
Format:  Yes:                               No:       X

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	5
	* Consolidated Statements of Changes in Shareholders’ Equity	6
	* Consolidated Statements of Cash Flows	7
	* Notes to Consolidated Financial Statements	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14-25

Item 3.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

	Signatures	27-31

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
		28 29 30 31

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2007 and June 30, 2007
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2007	June 30, 2007
Cash and due from banks	$9,812	$11,127
Federal funds sold	10,727	2,899
Total cash and cash equivalents	20,539	14,026

Securities available for sale, at fair value	83,179	87,184
Federal Home Loan Bank stock, at cost	657	657

Loans	219,618	208,705
Less: Allowance for loan losses	(1,597)	(1,486)
Unearned origination fees and costs, net	85	61
Net loans receivable	218,106	207,280

Premises and equipment	14,148	13,712
Accrued interest receivable	1,859	1,955
Prepaid expenses and other assets	653	1,012
Total assets	$339,141	$325,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$41,638	$44,020
Interest bearing deposits	255,423	240,156
Total deposits	297,061	284,176

Borrowings from FHLB	5,000	5,000
Accrued expenses and other liabilities	1,280	1,235
Total liabilities	303,341	290,411

Shareholders’ equity:
Preferred stock,
Authorized 1,000,000 shares; none issued	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,151,286 shares at September 30, 2007
and 4,151,066 shares at June 30, 2007;	431	431
Additional paid-in capital	10,346	10,319
Retained earnings	25,851	25,962
Accumulated other comprehensive income (loss)	55	(400)
Treasury stock, at cost, 154,384 shares at September 30,
2007, and 154,604 shares at June 30, 2007	(829)	(828)
Unearned ESOP shares, at cost	(54)	(69)
Total shareholders’ equity	35,800	35,415
Total liabilities and shareholders’ equity	$339,141	$325,826
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands, except share and per share amounts)
	2007	2006
Interest income:
Loans	$3,558	$3,179
Investment securities – taxable	256	161
Mortgage-backed securities	393	360
Tax exempt securities	275	269
Interest bearing deposits and federal funds sold	127	102
Total interest income	4,609	4,071

Interest expense:
Interest on deposits	1,802	1,376
Interest on borrowings	46	46
Total interest expense	1,848	1,422

Net interest income	2,761	2,649

Provision for loan losses	143	45

Net interest income after provision for loan losses	2,618	2,604

Noninterest income:
Service charges on deposit accounts	631	471
Debit Card Fees	183	139
Investment Services	92	107
Other operating income	190	174
Total noninterest income	1,096	891

Noninterest expense:
Salaries and employee benefits	1,520	1,378
Occupancy expense	220	157
Equipment and furniture expense	214	196
Service and data processing fees	257	217
Computer software, supplies & support	80	56
Office supplies	42	28
Other	572	401
Total noninterest expense	2,905	2,433

Income before provision for income taxes	809	1,062

Provision for income taxes	240	308
Net income	$569	$754

Basic EPS	$0.14	$0.18
Basic average shares outstanding	4,137,556	4,117,643
Diluted EPS	$0.14	$0.18
Diluted average shares outstanding	4,184,289	4,187,925
Dividends per share	$0.25	$0.23
See notes to consolidated financial statements

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Net income	$569	$754

Other comprehensive income:

Unrealized holding gain on available for sale securities, arising during the three months ended September 30, 2007 and 2006, net of income taxes of $290 and $295, respectively.
	455	462

Comprehensive income	$1,024	$1,216

See notes to consolidated financial statements

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Unearned	Total
	Common	Paid – In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Equity

Balance at
June 30, 2006	$431	$10,300	$24,588	($747)	($860)	($131)	$33,581

ESOP shares earned		37				16	53

Options exercised		(1)			5		4

Dividends declared			(424)				(424)

Net income			754				754

Unrealized gain on securities, net				462			462
Balance at
September 30, 2006	$431	$10,336	$24,918	($285)	($855)	($115)	$34,430
Balance at
June 30, 2007	$431	$10,319	$25,962	($400)	($828)	($69)	$35,415

ESOP shares earned		28				15	43

Options exercised		(1)			3		2

Shares repurchased					(4)		(4)

Dividends declared			(462)				(462)

Net income			569				569

Adoption of FIN 48			(218)				(218)

Unrealized gain on securities, net				455			455
Balance at
September 30, 2007	$431	$10,346	$25,851	$55	($829)	($54)	$35,800

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

(In thousands)	2007	2006
Cash flows from operating activities:
Net Income	$569	$754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	258	224
Net amortization of premiums and discounts	80	255
Provision for loan losses	143	45
ESOP shares earned	43	53
Net increase in accrued income taxes	179	220
Net decrease (increase) in accrued interest receivable	96	(12)
Net (increase) decrease in prepaid and other assets	(26)	102
Net decrease in other liabilities	(257)	(246)
Net cash provided by operating activities	1,085	1,395

Cash flows from investing activities:
Proceeds from maturities and calls of securities	4,362	1,812
Purchases of securities	(2,224)	(3,034)
Principal payments on securities	2,532	3,655
Net increase in loans receivable	(10,969)	(6,358)
Proceeds from sale of premises and equipment	1	---
Purchases of premises and equipment	(695)	(1,403)
Net cash (used in) investing activities	(6,993)	(5,328)

Cash flows from financing activities:
Dividends paid	(462)	(424)
Proceeds from exercise of stock options	2	4
Repurchase of stock	(4)	---
Net increase in deposits	12,885	1,209
Net cash provided by financing activities	12,421	789

Net increase (decrease) in cash and cash equivalents	6,513	(3,144)

Cash and cash equivalents at beginning of period	14,026	15,852

Cash and cash equivalents at end of period	$20,539	$12,708

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2007 and 2006

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2007 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three months ended September 30, 2007 and 2006 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2007, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2008.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s most critical accounting policy relates to the allowance for loan losses.  It is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Staff Accounting Bulletin 59, “Noncurrent Marketable Equity Securities,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary.  Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss.

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

(4)  Earnings Per Share (“EPS”)

Basic earnings per share  is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per share
Three months ended
September 30, 2007	$569,000
Basic		4,137,556	$0.14
Effect of dilutive stock options		46,733	(0.00)
Diluted		4,184,289	$0.14

Three months ended
September 30, 2006	$754,000
Basic		4,117,643	$0.18
Effect of dilutive stock options		70,282	(0.00)
Diluted		4,187,925	$0.18

(5)	Dividends

On July 18, 2007, the Board of Directors declared a semi-annual cash dividend of $0.25 per share of Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.50 per share, which is equal to the rate reflected by the prior semi-annual dividend paid in March 2007.  The dividend was payable to stockholders of record as of August 15, 2007, and paid on September 1, 2007.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends on the 2,304,632 shares of Company common stock it owns for the current period.

On August 22, 2007, the Board of Directors announced that the Company will begin paying a cash dividend quarterly rather than semi-annually.  (See Note 9).

(6)           Impact of Inflation and Changing Prices

The consolidated financial statements of Greene County Bancorp, Inc. and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of Greene County Bancorp, Inc.’s operations.  Unlike most industrial companies, nearly all the assets and liabilities of Greene County Bancorp, Inc. are monetary.  As a result, interest rates have a greater impact on Greene County Bancorp, Inc.’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

(7)             Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.   The implementation of this standard has not had and is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company beginning July 1, 2008.  The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements, if any.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after September 15, 2007.  The Company does not expect EITF 06-11 will have a material impact on its consolidated financial statements.

 (8)        Stock-Based Compensation

At September 30, 2007, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2007.  The Company adopted SFAS 123(R), “Share-Based Payments” effective July 1, 2006.  SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that the employees provide service in exchange for the award.  Public companies were required to adopt the standard using a modified prospective method and they were given the option to elect to restate prior periods using the modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption of previously issued and outstanding awards over the remaining vesting period of such awards.  Greene County Bancorp, Inc. chose the modified prospective method.  However, since all outstanding options vested prior to July 1, 2006, there was no stock-based compensation expense to be recorded during the quarters ended September 30, 2007 and 2006, and, therefore, no effect on net income or earnings per share; consequently, no table illustrating the impact of share-based compensation on earnings for the quarters ended September 30, 2007 or 2006 is included.

A summary of the Company’s stock option activity and related information for its option plans for the three months ended September 30, 2007 and 2006 is as follows:

	2007		2006
		Weighted average		Weighted average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	72,664	$4.55	100,084	$4.38
Shares granted	---	---	---	---
Exercised	(500)	$3.94	(780)	$3.94
Forfeited	---	---	---	---
Outstanding at year end	72,164	$4.56	99,304	$4.39
Exercisable at year end	72,164	$4.56	99,304	$4.39

The following table presents stock options outstanding and exercisable at September 30, 2007:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.94	63,664	2.50	$3.94
$9.20	8,500	4.50	$9.20
$3.94-$9.20	72,164	2.74	$4.56

The total intrinsic value of the options exercised during the three months ended September 30, 2007 and 2006, was approximately $4,300 and $8,000, respectively.  There were no stock options granted during the three months ended September 30, 2007 and 2006.  The Company had no non-vested options outstanding at or during the quarters ended September 30, 2007 and 2006.

(9)       Stock Repurchase Program

On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of September 30, 2007, the Company had repurchased 280 shares at an average cost of $13.09 per share.

(10)       Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). Effective for fiscal years beginning after December 15, 2006, FIN 48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on July 1, 2007. The adoption required us to recognize a $218,000 increase in our liability for unrecognized tax liabilities as a result of implementation.

As of July 1, 2007, we had a liability for unrecognized tax benefits of $186,000. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. As of July 1, 2007, we had a liability of approximately $32,000 for penalties and interest.

     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions.  With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years before June 30, 2004.

 (11)      Subsequent events

On October 16, 2007, the Board of Directors declared a quarterly dividend of $0.14 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.56 per share, which represents an increase from the previous annual cash dividend rate of $0.50 per share.  The dividend will be payable to stockholders of record as of November 15, 2007, and will be paid on December 1, 2007.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends for the current period.

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

Comparison of Financial Condition as of September 30, 2007 and June 30, 2007

ASSETS

Total assets of the Company were $339.1 million at September 30, 2007 as compared to $325.8 million at June 30, 2007, an increase of $13.3 million, or 4.1%.  Securities available for sale amounted to $83.2 million, or 24.5% of assets, at September 30, 2007 as compared to $87.2 million, or 26.8% of assets, at June 30, 2007, a decrease of $4.0 million or 4.6%.   Principal pay-downs and maturities associated with securities amounted to $6.9 million between June 30, 2007 and September 30, 2007.  These activities were partially offset by securities purchases of $2.2 million over the same time frame.  Loans grew by $10.8 million between September 30, 2007 and June 30, 2007.  As a result, net loans represented 64.3% of assets at September 30, 2007 as compared to 63.6% of assets at June 30, 2007.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $20.5 million at September 30, 2007 as compared to $14.0 million at June 30, 2007, an increase of $6.5 million or 46.4%.  Cash, such as vault cash and balances with correspondent banks, decreased approximately $1.3 million between September 30, 2007 and June 30, 2007.  Federal funds sold increased to $10.7 million at September 30, 2007 as compared to $2.9 million at June 30, 2007, an increase of $7.8 million or 269%.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES AVAILABLE FOR SALE

Securities decreased $4.0 million or 4.6% to $83.2 million at September 30, 2007 as compared to $87.2 million at June 30, 2007.  The decline in the securities portfolio was used to help fund loan growth and was the result of principal pay-downs that amounted to $2.5 million, of which $2.1 million were mortgage-backed securities, and maturities that amounted to $4.4 million, of which $2.4 million were state and political subdivision securities and $2.0 million were U.S. government agency securities. Purchases of $2.2 million, primarily tax-free securities, partially offset the principal pay-downs and maturities between September 30, 2007 and June 30, 2007. Additionally, during the quarter ended September 30, 2007, unrealized net gains and losses on these available for sale securities improved $745,000.  Greene County Bancorp, Inc. holds 34.4% of the securities portfolio at September 30, 2007 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.     Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

(Dollars in thousands)	Fair value at Sept. 30, 2007	Percentage of portfolio	Fair value at June 30, 2007	Percentage of portfolio

U.S. government agencies	$17,897	21.5%	$19,628	22.5%
State and political subdivisions	28,634	34.4	29,034	33.3
Mortgage-backed securities	36,294	43.7	38,157	43.8
Asset-backed securities	70	0.1	76	0.1
Total debt securities	82,895	99.7	86,895	99.7

Equity securities and other	284	0.3	289	0.3

Total available-for-sale securities	$83,179	100.0%	$87,184	100.0%

LOANS

Net loans receivable increased to $218.1 million at September 30, 2007 from $207.3 million at June 30, 2007, an increase of $10.8 million, or 5.2%.  The loan growth experienced during the quarter primarily consisted of $7.3 million in residential mortgages, and $2.4 million in home equity loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.  Recent interest rate hikes by the Federal Open Market Committee have yet to significantly affect long term interest rates.  If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  It appears consumers continue to use the equity in their homes to fund financing needs for some activities, where in the past an installment loan may have been the choice.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending.

(Dollars in thousands)
	At Sept. 30, 2007	Percentage of portfolio	At June 30, 2007	Percentage of portfolio
Real estate mortgages
Residential	$157,471	71.7%	$150,215	72.0%
Commercial	26,432	12.0	25,740	12.3
Home equity loans	22,116	10.1	19,719	9.5
Commercial loans	8,856	4.0	8,391	4.0
Installment loans	4,171	1.9	4,057	1.9
Passbook loans	572	0.3	583	0.3
Total loans	$219,618	100.0%	$208,705	100.0%
Less: Allowance for loan losses	(1,597)		(1,486)
Unearned origination fees and costs, net	85		61
Net loans receivable	$218,106		$207,280

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by net charge-offs.  The level of the provision for the quarter ended September 30, 2007, was driven by the continued good asset quality.  The increase in the level of provision was partially the result of growth in the loan portfolio and an increase in the amount of loan charge-offs, which were associated with the overdraft protection program.  Accounts within the overdraft protection program have approved limits up to a maximum of $1,000.  The outstanding overdraft balances as of September 30, 2007 totaled $158,000.  Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Quarter ended	Quarter ended
	September 30, 2007	September 30, 2006

Balance at the beginning of the period	$1,486	$1,314
Charge-offs:
Commercial Loans	--	7
Installment loans to individuals	12	14
Overdraft protection	69	34
Total loans charged off	81	55

Recoveries:
Home equity loans	27	--
Installment loans to individuals	7	12
Overdraft protection	15	9
Total recoveries	49	21

Net charge-offs	32	34

Provisions charged to operations	143	45
Balance at the end of the period	$1,597	$1,325

Ratio of annualized net charge-offs to average loans outstanding	0.06%	0.07%
Ratio of annualized net charge-offs to nonperforming assets	15.80%	277.55%
Allowance for loan losses to nonperforming loans	197.16%	2,704.08%
Allowance for loan losses to total loans receivable	0.73%	0.67%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis.  Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Other real estate owned is considered nonperforming.  The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2007 or June 30, 2007.

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At September 30, 2007	At June 30, 2007

Nonaccruing loans:
Real estate mortgage loans
Residential mortgages loans (one- to four-family)	$587	$451
Commercial mortgage loans	---	111
Home equity	99	110
Commercial loans	115	---
Installment loans to individuals	9	10

Total nonaccruing loans	810	682

Foreclosed real estate	---	---

Total nonperforming assets	$810	$682

Total nonperforming assets as a percentage of total assets	0.24%	0.21%

Total nonperforming loans to total loans	0.37%	0.33%

During the quarters ended September 30, 2007 and 2006, The Bank of Greene County had no impaired loans.  Accordingly, no specific valuation allowance for impaired loans was recorded.  Interest income related to nonaccrual loans was not material in the quarters ended September 30, 2007 and 2006.

DEPOSITS

Total deposits increased to $297.1 million at September 30, 2007 from $284.2 million at June 30, 2007, an increase of $12.9 million, or 4.5%.  The Bank of Greene County and Greene County Commercial Bank continued to draw new and existing customers to its deposit products.  Contributing to the increase in deposits was an $8.2 million increase in municipal deposits between June 30, 2007 and September 30, 2007.   Deposits continued to shift from savings deposits to NOW deposits as customers try to shop for the best rates while still maintaining liquidity.  Interest bearing checking accounts (NOW accounts) increased $10.8 million or 19.3% to $66.9 million at September 30, 2007 as compared to $56.1 million at June 30, 2007.  Savings deposits decreased $4.6 million or 6.4% to $67.2 million at September 30, 2007 as compared to $71.8 million at June 30, 2007.    Certificates of deposit balances increased $6.1 million between June 30, 2007 and September 30, 2007.  Noninterest bearing deposits decreased $2.4 million to $41.6 million at September 30, 2007.

(Dollars in thousands)
	At Sept. 30, 2007	Percentage Of portfolio	At June 30, 2007	Percentage Of portfolio

Noninterest bearing deposits	$41,639	14.0%	$44,020	15.5%
Certificates of deposit	80,667	27.2	74,563	26.2
Savings deposits	67,168	22.6	71,830	25.3
Money market deposits	40,664	13.7	37,710	13.3
NOW deposits	66,923	22.5	56,053	19.7
Total deposits	$297,061	100.0%	$284,176	100.0%

BORROWINGS

At September 30, 2007, The Bank of Greene County had the following borrowings:

Amount	Rate	Maturity Date

$5,000,000	3.64% - convertible	10/24/2013
The $5.0 million borrowing, which carried a 3.64% interest rate at September 30, 2007, is convertible by FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.5%.  FHLB has the option to convert existing advances into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to replace the funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

EQUITY

Shareholders’ equity increased to $35.8 million at September 30, 2007 from $35.4 million at June 30, 2007, as net income of $569,000 was partially offset by dividends declared and paid of $462,000. An improvement of $455,000 in the fair value of the available-for-sale investment portfolio, net of tax, resulted in accumulated other comprehensive income of $55,000 at September 30, 2007 compared to accumulated other comprehensive loss of $400,000 at June 30, 2007.  The Company recorded an adjustment, effective July 1, 2007, reducing retained earnings by $218,000 as a result of implementing FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  Other changes in equity, totaling a $41,000 increase, were the result of activities associated with the various stock-based compensation plans of the Company including the 2000 Stock Option Plan and ESOP Plan.  500 options were exercised during the quarter ended September 30, 2007.   On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  During the quarter ended September 30, 2007, the company repurchased 280 shares.  As a result of this stock repurchase and the exercise of stock options during the period, treasury shares were reduced to 154,384.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2007 and 2006.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

(Dollars in thousands)	2007	2007	2007	2006	2006	2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$213,537	$3,558	6.66%	$194,365	$3,179	6.54%
Securities[2]	87,251	912	4.18	85,646	780	3.64
Federal funds	5,958	75	5.04	5,479	71	5.18
Interest bearing bank balances	4,565	52	4.56	2,805	31	4.42
FHLB stock	657	12	7.31	643	10	6.22
Total interest earning assets	311,968	4,609	5.91%	288,938	4,071	5.64%
Cash and due from banks	16,241			12,708
Allowance for loan losses	(1,509)			(1,313)
Other non-interest earning assets	5,243			7,306
Total assets	$331,943			$307,639

Interest bearing liabilities:
Savings and money market deposits	$111,929	$557	1.99%	$130,762	$650	1.99%
NOW deposits	59,270	383	2.58	35,302	176	1.99
Certificates of deposit	77,737	862	4.43	61,860	550	3.56
Borrowings	5,000	46	3.68	5,002	46	3.68
Total interest bearing liabilities	253,936	1,848	2.91%	232,926	1,422	2.44%
Non-interest bearing deposits	41,522			40,234
Other non-interest bearing liabilities	927			597
Shareholders’ equity	35,558			33,882
Total liabilities and equity	$331,943			$307,639

Net interest income		$2,761			$2,649

Net interest rate spread			3.00%			3.20%

Net interest margin			3.54%			3.67%

Average interest earning assets to
average interest bearing liabilities			122.85%			124.05%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
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

	Three Months Ended September 30,
(In thousands)	2007 versus 2006

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$320	$59	$379
Investment securities[2]	15	117	132
Federal funds	6	(2)	4
Interest-bearing bank balances	20	1	21
FHLB stock	--	2	2
Total interest-earning assets	361	177	538

Interest-bearing liabilities:
Savings deposits	(93)	--	(93)
NOW deposits	144	63	207
Certificates of deposit	160	152	312
Borrowings	--	--	--
Total interest-bearing liabilities	211	215	426
Net interest income	$150	$(38)	$112

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 0.69% for the quarter ended September 30, 2007 as compared to 0.98% for the quarter ended September 30, 2006.  Annualized return on average equity decreased to 6.40% for the quarter ended September 30, 2007 as compared to 8.90% for the quarter ended September 30, 2006.  The decrease in return on average assets and return on average equity was primarily the result of higher noninterest expenses, partially offset by higher noninterest income, and higher net interest income. Net income amounted to $569,000 for the quarter ended September 30, 2007 as compared to $754,000 for the prior year period, a decrease of $185,000 or 24.5%.  Average assets increased $24.3 million, or 7.9% to $331.9 million for the quarter ended September 30, 2007 as compared to $307.6 million for the quarter ended September 30, 2006.  Average equity increased $1.7 million, or 5.0%, to $35.6 million for the quarter ended September 30, 2007 as compared to $33.9 million for the quarter ended September 30, 2006.

INTEREST INCOME

Interest income amounted to $4.6 million for the quarter ended September 30, 2007 as compared to $4.1 million for the quarter ended September 30, 2006, an increase of $538,000 or 13.2%.  The increase in loan volume complemented by an increase in the yield on such interest earning assets had the greatest impact on interest income when comparing the quarters ended September 30, 2007 and 2006.  Average loan balances increased $19.2 million and the yield increased 12 basis points when comparing the quarters ended September 30, 2007 and 2006.   Average securities increased $1.6 million when comparing the quarters ended September 30, 2007 and 2006. The yield on such securities increased 54 basis points during this same period.  The average balances of federal funds sold increased $479,000 when comparing the quarters ended September 30, 2007 and 2006, resulting in an increase in interest income, which was partially offset by a 14 basis point decrease in the yield on federal funds sold.   The decrease in yield is due to the recent reduction in short-term rates implemented by the Federal Open Market Committee during the quarter ended September 30, 2007.  The increase in income on interest bearing bank balances was primarily due to a $1.8 million increase in average balance when comparing the quarters ended September 30, 2007 and 2006.

INTEREST EXPENSE

Interest expense amounted to $1.8 million for the quarter ended September 30, 2007 as compared to $1.4 million for the quarter ended September 30, 2006, an increase of $426,000 or 30.0%.  Increases in both average balances and rate on interest-bearing liabilities contributed to the increase in overall interest expense.  The average rate paid on NOW deposits increased 59 basis points when comparing the quarters ended September 30, 2007 and 2006, and the average balance of such accounts grew by $24.0 million.  The average balance of certificates of deposit grew by $15.9 million, and the average rate paid increased by 87 basis points when comparing the quarters ended September 30, 2007 and 2006.  The average balance of savings and money market deposits fell by $18.9 million when comparing the quarters ended September 30, 2007 and 2006.  The average balance and rate paid on borrowings remained unchanged when comparing the quarters ended September 30, 2007 and 2006.

NET INTEREST INCOME

Net interest income remained relatively flat at $2.8 million for the quarter ended September 30, 2007 and $2.6 million for the quarter ended September 30, 2006.  Net interest spread decreased 20 basis points to 3.00% as compared to 3.20% when comparing the quarters ended September 30, 2007 and 2006.  Net interest margin decreased 13 basis points to 3.54% for the quarter ended September 30, 2007 as compared to 3.67% for the quarter ended September 30, 2006.  The increase in average balances, which was partially offset by continued tightening of the net interest spread and margin led to an increase in net interest income when comparing the quarters ended September 30, 2007 and 2006.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $143,000 for the quarter ended September 30, 2007 and $45,000 for the quarter ended September 30, 2006.  The increase in the level of provision was partially a result of growth in the loan portfolio and an increase in the amount of loan charge-offs, which were associated with the overdraft protection program.   Net charge-offs associated with the overdraft protection program increased $29,000, or 116%, to $54,000, when comparing the quarters ended September 30, 2007 and 2006.  At September 30, 2007, nonperforming assets were 0.24% of total assets and nonperforming loans were 0.37% of total loans.

NONINTEREST INCOME

Noninterest income amounted to $1.1 million for the quarter ended September 30, 2007 as compared to $891,000 for the quarter ended September 30, 2006, an increase of $205,000 or 23.0%.  Service charges on deposit accounts increased $160,000 due to higher levels of insufficient funds charges collected as a result of changes implemented in the Overdraft Privilege Program.  Debit card fees increased $44,000 or 31.7% primarily due to a higher volume of transactions.

NONINTEREST EXPENSE

Noninterest expense amounted to $2.9 million for the quarter ended September 30, 2007 as compared to $2.4 million for the quarter ended September 30, 2006, an increase of $472,000 or 19.4%.  Salaries and employee benefits increased $142,000 when comparing quarters ended September 30, 2007 and 2006.  This increase was primarily due the staffing of two new branch offices which opened in February and March 2007 as well as several new positions within the commercial lending department.  This increase was partially offset by lower expenses related to the defined pension plan and ESOP plan which decreased $30,000 and $12,000 respectively.    Occupancy expense and equipment and furniture expense, in the aggregate, increased approximately $81,000 when comparing the quarters ended September 30, 2007 and 2006 due to higher utility costs, building maintenance and increased depreciation expense associated with the opening of the new operations center in Catskill and the opening of two new branches in Catskill and Greenport.  All other noninterest expenses, in the aggregate, increased approximately $249,000, or 35.5% when comparing the quarters ended September 30, 2007 and 2006 due to increased costs related to debit card transactions and the loyalty program, marketing costs related to deposit product promotions, and increased assessments resulting from the conversion of the bank from a New York State chartered financial institution to a Federally chartered institution.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the revenue generated for the given year and certain regulatory requirements.  The effective tax rate was 29.7% for the quarter ended September 30, 2007, compared to 29.0% for the quarter ended September 30, 2006.

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

Mortgage loan commitments totaled $8.3 million at September 30, 2007.  The unused portion of overdraft lines of credit and premium overdraft privilege amounted to $8.5 million, the unused portion of home equity lines of credit amounted to $6.5 million, and the unused portion of commercial lines of credit amounted to $3.7 million at September 30, 2007.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from FHLBNY.

During the current fiscal year, The Bank of Greene County expects to open a new branch location in Chatham, New York.  It is expected that this branch will be open during the third quarter of fiscal 2008.   It is expected that the Company will have sufficient cash or other means of liquidity to fund this project.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2007 and June 30, 2007.  Consolidated shareholders’ equity represented 10.6% of total assets at September 30, 2007 and 10.9% of total assets of June 30, 2007.

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

       Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May yet be Purchased Under the Program (1)
August 1 - August 31, 2007	---	---	---	92,346
September 1 - September 30, 2007	280	$13.09	280	92,066

(1) On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of September 30, 2007, the Company had repurchased 280 shares in accordance with the stock repurchase program.

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

Greene County Bancorp, Inc.

Date:  November 14, 2007

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 14, 2007

By: /s/ Michelle Plummer

Michelle Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer

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

Date: November 14, 2007                                                                           /s/ Donald E. Gibson
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

Date: November 14, 2007                                                                          /s/ Michelle Plummer
     Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2007 and that to the best of his knowledge:

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

Date: November 14, 2007                                                                          /s/ Donald E. Gibson
     Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2007 and that to the best of her knowledge:

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

Date: November 14, 2007                                                                           /s/ Michelle Plummer
      Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer