Form 10QSB
period 2007-12-31
GREENE COUNTY BANCORP INC
filed 2008-02-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Yes:                         No:     X

As of February 12, 2008, the registrant had 4,305,670 shares of common stock issued at $ 0.10 par value, and 4,137,138 shares were outstanding.

Transitional Small Business Disclosure
Format: Yes:                          No:       X

	GREENE COUNTY BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-15

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16-29

Item 3.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

	Signatures	33-37

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
		34 35 36 37

Part I.    Item 1.
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2007 and June 30, 2007
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2007	June 30, 2007
Cash and due from banks	$8,115	$11,127
Federal funds sold	916	2,899
Total cash and cash equivalents	9,031	14,026

Securities available for sale, at fair value	78,619	87,184
Securities held to maturity, at amortized cost	16,385	---
Federal Home Loan Bank stock, at cost	837	657

Loans	224,045	208,705
Less: Allowance for loan losses	(1,694)	(1,486)
Unearned origination fees and costs, net	111	61
Net loans receivable	222,462	207,280

Premises and equipment	14,228	13,712
Accrued interest receivable	1,989	1,955
Prepaid expenses and other assets	444	1,012
Total assets	$343,995	$325,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$40,912	$44,020
Interest bearing deposits	256,279	240,156
Total deposits	297,191	284,176

Borrowings from FHLB	9,000	5,000
Accrued expenses and other liabilities	1,298	1,235
Total liabilities	307,489	290,411

SHAREHOLDERS’ EQUITY
Preferred stock,
Authorized 1,000,000 shares; none issued	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,144,454 shares at December 31, 2007
and 4,151,066 shares at June 30, 2007;	431	431
Additional paid-in capital	10,368	10,319
Retained earnings	26,219	25,962
Accumulated other comprehensive income (loss)	477	(400)
Treasury stock, at cost 161,216 shares at December 31,
2007, and 154,604 shares at June 30, 2007	(950)	(828)
Unearned ESOP shares, at cost	(39)	(69)
Total shareholders’ equity	36,506	35,415
Total liabilities and shareholders’ equity	$343,995	$325,826

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2007 and 2006
(Unaudited)
(In thousands, except share and per share amounts)

	2007	2006
Interest income:
Loans	$7,214	$6,482
Investment securities – taxable	504	320
Mortgage-backed securities	868	751
Tax exempt securities	539	551
Interest bearing deposits and federal funds sold	256	190
Total interest income	9,381	8,294

Interest expense:
Interest on deposits	3,726	2,922
Interest on borrowings	93	93
Total interest expense	3,819	3,015

Net interest income	5,562	5,279

Provision for loan losses	278	111

Net interest income after provision for loan losses	5,284	5,168

Noninterest income:
Service charges on deposit accounts	1,327	1,057
Debit card fees	387	290
Investment services	187	163
Gain on sale of premises and equipment	---	257
Other operating income	355	327
Total noninterest income	2,256	2,094

Noninterest expense:
Salaries and employee benefits	3,108	2,790
Occupancy expense	458	353
Equipment and furniture expense	424	396
Service and data processing fees	525	474
Computer supplies and support	158	118
Office supplies	84	80
Other	1,097	883
Total noninterest expense	5,854	5,094

Income before provision for income taxes	1,686	2,168
Provision for income taxes	491	657
Net income	$1,195	$1,511

Basic EPS	$0.29	$0.37
Basic shares outstanding	4,137,088	4,119,836
Diluted EPS	$0.29	$0.36
Diluted average shares outstanding	4,182,920	4,190,163
Dividends per share	$0.39	$0.23
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2007 and 2006
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	2007	2006
Interest income:
Loans	$3,656	$3,303
Investment securities – taxable	248	159
Mortgage-backed securities	475	391
Tax exempt securities	264	282
Interest bearing deposits and federal funds sold	129	88
Total interest income	4,772	4,223

Interest expense:
Interest on deposits	1,924	1,546
Interest on borrowings	47	47
Total interest expense	1,971	1,593

Net interest income	2,801	2,630

Provision for loan losses	135	66

Net interest income after provision for loan losses	2,666	2,564

Noninterest income:
Service charges on deposit accounts	696	586
Debit card fees	204	151
Investment services	95	72
Gain on sale of premises and equipment	---	257
Other operating income	165	137
Total noninterest income	1,160	1,203

Noninterest expense:
Salaries and employee benefits	1,588	1,412
Occupancy expense	238	196
Equipment and furniture expense	210	200
Service and data processing fees	268	257
Computer supplies and support	78	62
Office supplies	42	52
Other	525	482
Total noninterest expense	2,949	2,661

Income before provision for income taxes	877	1,106
Provision for income taxes	251	349
Net income	$626	$757

Basic EPS	$0.15	$0.18
Basic shares outstanding	4,136,620	4,122,029
Diluted EPS	$0.15	$0.18
Diluted average shares outstanding	4,180,155	4,192,392
Dividends per share	$0.14	---
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Net income	$1,195	$1,511

Other comprehensive income:

Unrealized holding gain arising during the six months
ended December 31, 2007 and 2006, net of income
tax expense of $560 and $329, respectively.	877	516

Total other comprehensive income	877	516

Comprehensive income	$2,072	$2,027

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Net income	$626	$757

Other comprehensive income:

Unrealized holding gain arising during the three months
ended December 31, 2007 and 2006, net of income
tax expense of $269 and $34, respectively.	422	53

Total other comprehensive income	422	53

Comprehensive income	$1,048	$810

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2007 and 2006
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other		Unearned	Total
	Capital	Paid – In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Shares	Equity
				(loss)
Balance at
June 30, 2006	$431	$10,300	$24,588	($747)	($860)	($131)	$33,581

ESOP shares earned		76				32	108

Options exercised		(2)			9		7

Dividends declared			(424)				(424)

Net income			1,511				1,511

Unrealized gain on securities, net				516			516

Balance at
December 31, 2006	$431	$10,374	$25,675	($231)	($851)	($99)	$35,299

Balance at
June 30, 2007	$431	$10,319	$25,962	($400)	($828)	($69)	$35,415

ESOP shares earned		55				30	85

Options exercised		(9)			31		22

Tax effect, Options		3					3

Shares repurchased					(153)		(153)

Dividends declared			(720)				(720)

Net income			1,195				1,195

Adoption of FIN 48			(218)				(218)

Unrealized gain on securities, net				877			877

Balance at
December 31, 2007	$431	$10,368	$26,219	$477	($950)	($39)	$36,506

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2007and 2006
(Unaudited)
(In thousands)

	2007	2006
Cash flows from operating activities:
Net Income	$1,195	$1,511
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	509	452
Net amortization of security premiums and discounts	139	448
Provision for loan losses	278	111
ESOP compensation earned	85	108
Gain on sale of premises and equipment	---	(257)
Net decrease in accrued income taxes	(122)	(127)
Net increase in accrued interest receivable	(34)	(74)
Net decrease in prepaid and other assets	104	25
Net (decrease) increase in other liabilities	(126)	165
Net cash provided by operating activities	2,028	2,362

Cash flows from investing activities:
Available for sale securities:
Proceeds from maturities and calls of securities	5,652	2,980
Purchases of securities	(18,235)	(3,823)
Principal payments on securities	5,731	9,404
Held to maturity securities:
Proceeds from maturities and calls of securities	130	---
Principal payments on securities	20	---
Net increase in loans receivable	(15,460)	(12,131)
Proceeds from sale of premises and equipment	2	350
Purchases of premises and equipment	(1,027)	(3,059)
Net cash used in investing activities	(23,187)	(6,279)

Cash flows from financing activities:
Proceeds of FHLB borrowings	4,000	---
Dividends paid	(720)	(424)
Proceeds from exercise of stock options	22	7
Repurchase of stock	(153)	---
Net increase in deposits	13,015	2,870
Net cash provided by financing activities	16,164	2,453

Net decrease in cash and cash equivalents	(4,995)	(1,464)

Cash and cash equivalents at beginning of period	14,026	15,852

Cash and cash equivalents at end of period	$9,031	$14,388

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Six Months and Three Months Ended December 31, 2007 and 2006

(1) Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2007 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three and six months ended December 31, 2007 and 2006 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2007, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six month periods ended December 31, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2008.

CRITICAL ACCOUNTING POLICY

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

(2) Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries.  The Bank of Greene County has ten full-service offices and an operations center located in its market area consisting of Greene County, Columbia County and southern Albany County, New York.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities.

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

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Six Months Ended

December 31, 2007:	$1,195,000
Basic		4,137,088	$0.29
Effect of dilutive stock options
and unearned restricted stock		45,832	(0.00)
Diluted		4,182,920	$0.29

December 31, 2006:	$1,511,000
Basic		4,119,836	$0.37
Effect of dilutive stock options
and unearned restricted stock		70,327	(0.01)
Diluted		4,190,163	$0.36

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Three Months Ended

December 31, 2007:	$626,000
Basic		4,136,620	$0.15
Effect of dilutive stock options
and unearned restricted stock		43,535	(0.00)
Diluted		4,180,155	$0.15

December 31, 2006:	$757,000
Basic		4,122,029	$0.18
Effect of dilutive stock options
and unearned restricted stock		70,363	(0.00)
Diluted		4,192,392	$0.18

(5) Dividends

On October 16, 2007, the Board of Directors declared a quarterly cash dividend of $0.14 per share of Greene County Bancorp, Inc.’s common stock.  The dividend reflected an annual cash dividend rate of $0.56 per share, which represented an increase from the previous annual dividend rate of $0.50 per share.  The dividend was payable to stockholders of record as of November 15, 2007, and paid on December 1, 2007.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends on the 2,304,632 shares of Company common stock it owns for the current period.  The Company also changed its policy of paying dividends quarterly, rather than semi-annually, effective December 1, 2007.

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

(7)  Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFASNo. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on itsconsolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company beginning July 1, 2008.  The Company is evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued statement No. 141 (R) “Business Combinations”. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company, based on current circumstances,believes that this new pronouncement willnothave a material impact on the Company’s financial statements.

In December 2007, the FASB issued statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement willnothave a material impact on the Company’s financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14,“Share-Based Payment,”of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008. The Company does not expect SAB 109 to have a material impact on its financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

 (8)  Stock-Based Compensation

At December 31, 2007, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2007.  The Company adopted SFAS 123(R), “Share-Based Payments” effective July 1, 2006.  SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that the employees provide service in exchange for the award.  Public companies were required to adopt the standard using a modified prospective method and they were given the option to elect to restate prior periods using the modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption of previously issued and outstanding awards over the remaining vesting period of such awards.  Greene County Bancorp, Inc. chose the modified prospective method.  However, since all outstanding options vested prior to July 1, 2006, there was no stock-based compensation expense to be recorded during the quarters and six months ended December 31, 2007 and 2006, and, therefore, no effect on net income or earnings per share; consequently, no table illustrating the impact of share-based compensation on earnings for the quarters and six months ended December 31, 2007 or 2006 is included.

A summary of the Company’s stock option activity and related information for its option plan for the six months ended December 31, 2007 and 2006 is as follows:

	2007		2006
		Weighted average		Weighted average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	72,664	$4.55	100,084	$4.38
Shares granted	---	---	---	---
Exercised	(5,580)	$3.94	(1,580)	$3.94
Forfeited	---	---	---	---
Outstanding at period end	67,084	$4.60	98,504	$4.39
Exercisable at period end	67,084	$4.60	98,504	$4.39

The following table presents stock options outstanding and exercisable at December 30, 2007:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.94	58,584	2.25	$3.94
$9.20	8,500	4.25	$9.20
	67,084	2.50	$4.60

The total intrinsic value of the options exercised during the six and three months ended December 31, 2007, was approximately $48,000 and $43,000, respectively.  The total intrinsic value of the options outstanding and exercisable at December 31, 2007, was approximately $499,000.  There were no stock options granted during the six and three months ended December 31, 2007 and 2006.  The Company had no non-vested options outstanding at or during the six months ended December 31, 2007 and 2006.

(9)  Stock Repurchase Program

On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of December 31, 2007, the Company had repurchased 12,192 shares pursuant to this program at an average cost of $12.53 per share.

(10)  Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). Effective for fiscal years beginning after December 15, 2006, FIN 48 provides guidance on the financial statement recognition and measurement for income tax positions that the Company has taken or expects to take in its income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on July 1, 2007. The adoption required the Company to recognize a $218,000 increase in our liability for unrecognized tax benefit.

As of July 1, 2007, the Company had a liability for unrecognized tax benefits of $186,000. The Company recognizes penalties and accrued interest related to unrecognized tax benefits in tax expense. As of July 1, 2007, the Company had a liability of approximately $32,000 for penalties and interest.

Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is currently under examination by the Internal Revenue Service for fiscal years ended June 30, 2004 through June 30, 2006.  The Company is no longer subject to federal and state income tax examinations by tax authorities for years before June 30, 2004.

(11) Subsequent Event

On January 16, 2008, the Board of Directors declared a quarterly cash dividend of $0.15 per share of Greene County Bancorp, Inc. common stock.  The dividend reflected an annual cash dividend rate of $0.60 cents per share, which represented an increase from the annual cash dividend rate of $0.56 per share.  The dividend will be payable to stockholders of record as of February 15, 2008, and will be paid on March 1, 2008.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends on the 2,304,632 shares of Company common stock it owns for the current period.

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
(d)	monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
(e)
changes in the quality or composition of The Bank of Greene County’s loan portfolio or the consolidated investment portfolios of The Bank of Greene County, Greene County Commercial Bank and Greene County Bancorp, Inc.,

(f)	deposit flows,
(g)	competition, and
(h)	demand for financial services in Greene County Bancorp, Inc.’s market area.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements, since results in future periods may differ materially from those currently expected because of various risks and uncertainties.

Comparison of Financial Condition as of December 31, 2007 and June 30, 2007

ASSETS

Total assets of the Company increased to $344.0 million at December 31, 2007 from $325.8 million at June 30, 2007.  The asset composition shifted toward loans, which amounted to $222.5 million, or 64.7% of total assets at December 31, 2007, as compared to $207.3 million, or 63.6% of total assets at June 30, 2007.  Securities, including both available for sale and held to maturity investments, also increased during the six months ended December 31, 2007, and represented $95.0 million or 27.6% of total assets at December 31, 2007 as compared to $87.2 million or 26.8% of total assets at June 30, 2007.

SECURITIES AVAILABLE FOR SALE

Securities available for sale decreased to $78.6 million at December 31, 2007 as compared to $87.2 million at June 30, 2007, a decrease of $8.6 million, or 9.9%.  The decline in the available for sale portfolio was the result of the reclassification of $16.5 million of local state and political subdivision securities to held-to- maturity securities.  This decline was partially offset by securities purchases of $18.2 million during the six months ended December 31, 2007 less maturities and principal repayments of $11.4 million.  Repayments and maturities consisted of $5.0 million in mortgage-backed securities, and $4.4 million in state and political subdivision securities and $2.0 million in U.S. government agency securities.   Purchases of $18.2 million consisted of $11.1 million in mortgage-backed securities, $4.4 million in state and political subdivision or tax-free securities, $1.5 million in corporate debt securities, $1.0 million in U.S. government agency securities, and $200,000 in FHLB stock.   Additionally, during the six months ended December 31, 2007, available for sale securities increased from an unrealized loss of $655,000 to an unrealized gain of $782,000.

(Dollars in thousands)
	Fair value at Dec. 31, 2007	Percentage of portfolio	Fair value at June 30, 2007	Percentage of portfolio

U.S. government agencies	$19,053	24.2%	$19,628	22.5%
State and political subdivisions	12,928	16.4	29,034	33.3
Mortgage-backed securities	44,797	57.0	38,157	43.8
Asset-backed securities	67	0.1	76	0.1
Corporate debt securities	1,485	1.9	---	---
Total debt securities	78,330	99.6	86,895	99.7

Equity securities and other	289	0.4	289	0.3

Total securities available-for-sale	$78,619	100.0%	$87,184	100.0%

HELD-TO-MATURITY SECURITIES

At December 1, 2007, Greene County Bancorp, Inc. reclassified $16.5 million in local, state and political subdivision securities from available-for-sale securities to held-to-maturity securities.  The Company has the ability and intent to hold these securities until maturity.  The issues transferred consisted of local municipal bonds which are considered illiquid and have no quoted market values.  Management estimated that the aggregate fair value of these securities at the time of transfer was equal to their aggregate amortized cost.  These securities will continue to be recorded at amortized cost.  The balance of these securities decreased by $150,000 due to maturities and principal repayments for the six-month period ended December 31, 2007.   Greene County Bancorp, Inc. held 30.8% of the securities portfolio, including both available-for-sale and held-to-maturity securities, at December 31, 2007 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.

LOANS

Net loans receivable increased to $222.5 million at December 31, 2007 from $207.3 million at June 30, 2007, an increase of $15.2 million, or 7.3%.  The loan growth experienced during the six months primarily consisted of $10.2 million in residential mortgages, $3.5 million in home equity loans, and $1.2 million in commercial real estate loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.  If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  It appears consumers continue to use the equity in their homes and credit cards to fund financing needs for some activities, where in the past an installment loan may have been the choice.  The low financing options from auto makers continued to cut into the Bank’s automobile loan generation.

(Dollars in thousands)
	At Dec. 31, 2007	Percentage of portfolio	At June 30, 2007	Percentage of portfolio
Real estate mortgages
Residential	$160,398	71.6%	$150,215	72.0%
Commercial	26,917	12.0	25,740	12.3
Home equity loans	23,259	10.4	19,719	9.5
Commercial loans	8,747	3.9	8,391	4.0
Installment loans	4,214	1.9	4,057	1.9
Passbook loans	510	0.2	583	0.3
Total loans	$224,045	100.0%	$208,705	100.0%
Less: Allowance for loan losses	(1,694)		(1,486)
Unearned origination fees and costs, net	111		61
Net loans receivable	$222,462		$207,280

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by net charge-offs.  The level of the provision for the six months ended December 31, 2007, was driven by the continued good asset quality.  Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Six months ended
	December 31, 2007	December 31, 2006

Balance at the beginning of the period	$1,486	$1,314
Charge-offs:
Commercial loan	15	7
Installment loans to individuals	16	15
Overdraft protection	115	68
Total loans charged off	146	90

Recoveries:
Residential mortgage	27	---
Installment loans to individuals	19	15
Overdraft protection	30	18
Total recoveries	76	33

Net charge-offs	70	57

Provisions charged to operations	278	111
Balance at the end of the period	$1,694	$1,368

Ratio of net charge-offs to average loans outstanding, annualized	0.06%	0.06%
Ratio of net charge-offs to nonperforming assets, annualized	7.93%	28.57%
Allowance for loan loss to nonperforming loans	95.92%	342.86%
Allowance for loan loss to total loans receivable	0.76%	0.67%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis.  Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered nonperforming.  The Bank of Greene County had no accruing loans delinquent 90 days or more at December 31, 2007 or June 30, 2007.

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At December 31, 2007	At June 30, 2007
Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$686	$451
Commercial mortgage loans	442	111
Multifamily mortgage loans	28	---
Home equity	302	110
Commercial loans	251	---
Installment loans to individuals	57	10
Total nonaccruing loans	1,766	682

Foreclosed real estate	---	---
Total nonperforming assets	$1,766	$682

Total nonperforming assets as a percentage of total assets	0.51%	0.21%

Total nonperforming loans to total loans	0.79%	0.33%

During the six months ended December 31, 2007 and 2006, The Bank of Greene County had no impaired loans.  Accordingly, no specific valuation allowance for impaired loans was recorded.  Interest income related to nonaccrual loans was not material in the quarters and six month periods ended December 31, 2007 and 2006.

DEPOSITS

Total deposits increased to $297.2 million at December 31, 2007 from $284.2 million at June 30, 2007, an increase of $13.0 million, or 4.6%.  The net growth in deposits was primarily due to a $10.8 million increase in municipal deposits at Greene County Commercial Bank. The Company has seen a shift from savings and money market deposits to NOW deposits as customers try to shop for the best rates while still maintaining liquidity.  The Company continues to try to encourage customers to open noninterest bearing deposit accounts through various marketing strategies, including gifts.

(Dollars in thousands)
	At Dec. 31, 2007	Percentage of portfolio	At June 30, 2007	Percentage of portfolio

Noninterest bearing deposits	$40,912	13.8%	$44,020	15.5%
Certificates of deposit	81,939	27.6	74,563	26.2
Savings deposits	66,697	22.4	71,830	25.3
Money market deposits	31,335	10.5	37,710	13.3
NOW deposits	76,308	25.7	56,053	19.7
Total deposits	$297,191	100.0%	$284,176	100.0%

BORROWINGS

At December 31, 2007, The Bank of Greene County had available an overnight line of credit and a one-month overnight repricing line of credit, each in the amount of $31.8 million with the Federal Home Loan Bank.   The Bank of Greene County had $4.0 million outstanding on the overnight line of credit at
December 31, 2007.

At December 31, 2007, The Bank of Greene County had the following term borrowings from the FHLB:

Amount	Rate	Maturity Date
$5,000,000	3.64% - convertible	10/24/2013

The $5.0 million borrowing, which carried a 3.64% interest rate at December 31, 2007, is convertible by FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.5%.  FHLB has the option to convert existing advances into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to replace the funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

EQUITY

Shareholders’ equity increased to $36.5 million at December 31, 2007 from $35.4 million at June 30, 2007, as net income of $1.2 million was partially offset by dividends declared and paid of $720,000. An improvement of $877,000 in the fair value of the available-for-sale investment portfolio, net of tax, resulted in accumulated other comprehensive income of $477,000 at December 31, 2007 compared to accumulated other comprehensive loss of $400,000 at June 30, 2007.  The Company recorded an adjustment, effective July 1, 2007, reducing retained earnings by $218,000 as a result of implementing FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  Other changes in equity, totaling a $110,000 increase, were the result of activities associated with the various stock-based compensation plans of the Company including the 2000 Stock Option Plan and ESOP Plan.  5,580 options were exercised during the six months ended December 31, 2007.   On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  During the six months ended December 31, 2007, the Company repurchased 12,192 shares.  As a result of this stock repurchase and the exercise of stock options during the period, treasury shares were increased to 161,216.

Comparison of Operating Results for the Six Months and Quarter Ended December 31, 2007 and 2006

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the six months and quarters ended December 31, 2007 and 2006.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages for the quarters and six months ended December 31, 2007 and 2006.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Six Months Ended December 31, 2007 and 2006
(Dollars in thousands)	2007	2007	2007	2006	2006	2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$217,494	$7,214	6.63%	$197,153	$6,482	6.58%
Securities, available for sale[2]	86,569	1,833	4.23	84,611	1,601	3.78
Securities, held to maturity[3]	2,761	52	3.77	---	---	---
Federal funds	7,147	172	4.81	5,122	134	5.23
Interest bearing bank balances	3,888	84	4.32	2,597	56	4.31
FHLB stock	663	26	7.84	643	21	6.53
Total interest earning assets	318,522	9,381	5.89%	290,126	8,294	5.72%
Cash and due from banks	5,508			6,639
Allowance for loan losses	(1,564)			(1,322)
Other non-interest earning assets	15,071			13,898
Total assets	$337,537			$309,341

Interest bearing liabilities:
Savings and money market deposits	$108,192	$1,054	1.95%	$124,697	$1,240	1.99%
NOW deposits	67,566	922	2.73	42,209	521	2.47
Certificates of deposit	79,694	1,750	4.39	62,403	1,161	3.72
Borrowings	5,130	93	3.63	5,001	93	3.72
Total interest bearing liabilities	260,582	3,819	2.93%	234,310	3,015	2.57%
Non-interest bearing deposits	40,760			40,036
Other non-interest bearing liabilities	314			609
Shareholders’ equity	35,881			34,386
Total liabilities and equity	$337,537			$309,341

Net interest income		$5,562			$5,279

Net interest rate spread			2.96%			3.15%

Net interest margin			3.49%			3.64%

Average interest earning assets to
average interest bearing liabilities			122.23%			123.82%

1 Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.
3 Held to maturity securities include only tax-free municipal issues.

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

	Six Months Ended December 31,
(Dollars in thousands)	2007 versus 2006
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$682	$50	$732
Securities, available for sale[2]	38	194	232
Securities, held to maturity[3]	52	---	52
Federal funds	49	(11)	38
Interest-bearing bank balances	28	---	28
FHLB stock	1	4	5
Total interest-earning assets	850	237	1,087

Interest-bearing liabilities:
Savings deposits	(161)	(25)	(186)
NOW deposits	341	60	401
Certificates of deposit	357	232	589
Borrowings	2	(2)	--
Total interest-bearing liabilities	539	265	804
Net interest income	$311	$(28)	$283

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.
3 Held to maturity securities include only tax-free municipal issues.

Quarter Ended December 31, 2007 and 2006

(Dollars in thousands)	2007	2007	2007	2006	2006	2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$221,451	$3,656	6.60%	$199,941	$3,303	6.61%
Securities, available for sale[2]	85,887	921	4.29	83,576	821	3.93
Securities, held to maturity[3]	5,521	52	3.77	---	---	---
Federal funds	8,335	97	4.66	4,765	62	5.20
Interest bearing bank balances	3,212	32	3.99	2,388	26	4.36
FHLB stock	669	14	8.37	643	11	6.84
Total interest earning assets	325,075	4,772	5.87%	291,313	4,223	5.80%
Cash and due from banks	5,298			6,650
Allowance for loan losses	(1,619)			(1,331)
Other non-interest earning assets	14,730			14,474
Total assets	$343,484			$311,106

Interest bearing liabilities:
Savings and money market deposits	$104,455	$496	1.90%	$118,631	$591	1.99%
NOW deposits	75,863	540	2.85	49,115	345	2.81
Certificates of deposit	81,651	888	4.35	62,946	610	3.88
Borrowings	5,261	47	3.57	5,000	47	3.76
Total interest bearing liabilities	267,230	1,971	2.95%	235,692	1,593	2.70%
Non-interest bearing deposits	39,997			39,839
Other non-interest bearing liabilities	73			674
Shareholders’ equity	36,184			34,901
Total liabilities and equity	$343,484			$311,106

Net interest income		$2,801			$2,630

Net interest rate spread			2.92%			3.10%

Net interest margin			3.45%			3.61%

Average interest earning assets to
average interest bearing liabilities			121.65%			123.60%

1 Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.
3 Held to maturity securities include only tax-free municipal issues.

	Three Months Ended December 31,
(Dollars in thousands)	2007 versus 2006
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$358	$(5)	$353
Securities, available for sale[2]	23	77	100
Securities, held to maturity[3]	52	---	52
Federal funds	42	(7)	35
Interest-bearing bank balances	8	(2)	6
FHLB stock	---	3	3
Total interest-earning assets	483	66	549

Interest-bearing liabilities:
Savings deposits	(69)	(26)	(95)
NOW deposits	190	5	195
Certificates of deposit	197	81	278
Borrowings	2	(2)	---
Total interest-bearing liabilities	320	58	378
Net interest income	$163	$8	$171

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.
3 Held to maturity securities include only tax-free municipal issues.

OVERVIEW

Annualized return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 0.71% for the six months and 0.73% for the quarter ended December 31, 2007, as compared to 0.98% for the six months and 0.97% for the quarter ended December 31, 2006.  Annualized return on average equity decreased to 6.66% for the six months and 6.91% for the quarter ended December 31, 2007 as compared to 8.79% for the six months and 8.68% for the quarter ended December 31, 2006.  The year to date decrease in return on average assets and return on average equity was primarily the result of higher noninterest expenses, partially offset by higher noninterest income and net interest income.  Net income amounted to $1.2 million and $1.5 million for the six months ended December 31, 2007 and 2006, respectively, a decrease of $316,000 or 20.9% and amounted to $626,000 and $757,000 for the quarters ended December 31, 2007 and 2006, respectively, a decrease of $131,000 or 17.3%.  Average assets amounted to $337.5 million for the six month period ended December 31, 2007 as compared to $309.3 million for the same period ended December 31, 2006, an increase of $28.2 million or 9.1%.  Average assets amounted to $343.5 million for the quarter ended December 31, 2007 as compared to $311.1 million for the quarter ended December 31, 2006, an increase of $32.4 million or 10.4%.  Average equity amounted to $35.9 million for the six month period ended December 31, 2007 as compared to $34.4 million for the same period ended December 31, 2006, an increase of $1.5 million or 4.4%.  Average equity amounted to $36.2 million for the quarter ended December 31, 2007 as compared to $34.9 million for the quarter ended December 31, 2006, an increase of $1.3 million or 3.7%.

INTEREST INCOME

Interest income amounted to $9.4 million for the six months ended December 31, 2007 as compared to $8.3 million for the six months ended December 31, 2006, an increase of $1.1 million or 13.3%.  Interest income amounted to $4.8 million for the quarter ended December 31, 2007 as compared to $4.2 million for the quarter ended December 31, 2006, an increase of $549,000 or 13.0%.  The increase in loan volume complemented by an increase in the yield on interest earning assets had the greatest impact on interest income when comparing the six months and quarters ended December 31, 2007 and 2006.  Average loan balances increased $20.3 million for the six months ended December 31, 2007 as compared to December 31, 2006 and the yield increased by 5 basis points when comparing the same periods.  Average loan balances increased $21.5 million for the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006 and the yield decreased by one basis point when comparing the same periods.  The overall impact on interest income from securities available for sale was positive with an increase in average balances of $2.0 million which was complemented by a 45 basis point increase in yield when comparing the six months ended December 31, 2007 and 2006 and a $2.3 million increase in average balances and a 36 basis point increase in yield when comparing the quarters ended December 31, 2007 and 2006.   For the six months and quarter ended December 31, 2007, average securities held to maturity totaled $2.8 million and $5.5 million, respectively, as a result of a reclassification from the available-for-sale portfolio.  The average yield on these investments was 3.77% for the current quarter and six month period ended December 31, 2007.  The reclassification of securities which were tax free securities out of available-for-sale to held-to-maturity contributed to the improvement in yield on securities available-for-sale.  No tax effective adjustments were made.  Average balances on short term investments such as interest bearing bank balances and federal funds sold increased $3.3 million and $4.4 million when comparing the six months and quarters ended December 31, 2007 and 2006.  Most of the increase in income from short term investments was offset by a lower yield on such investments, primarily as a result of the short-term interest rate decreases implemented by the Federal Open Market Committee during the latter part of calendar 2007.  Although the Federal Open Market Committee increased short-term rates several times during calendar 2006, the long-term rates continued to remain relatively unchanged and low.

INTEREST EXPENSE

Interest expense amounted to $3.8 million for the six months ended December 31, 2007, as compared to $3.0 million for the six months ended December 31, 2006, an increase of $804,000.  Interest expense amounted to $2.0 million for the quarter ended December 31, 2007, as compared to $1.6 million for the quarter ended December 31, 2006, an increase of $378,000.  Increases in average balances on interest-bearing liabilities had the greatest impact on overall interest expense.  The average balance of interest bearing liabilities amounted to $260.6 million and the average rate increased to 2.93% for the six months ended December 31, 2007 as compared to an average balance of $234.3 million with an average rate of 2.57% for the six months ended December 31, 2006, an increase in average interest bearing liabilities of $26.3 million and an increase in average rate of 36 basis points.  The average balance of interest bearing liabilities amounted to $267.2 million and the average rate increased to 2.95% for the quarter ended December 31, 2007 as compared to an average balance of $235.7 million with an average rate of 2.70% for the quarter ended December 31, 2006, an increase in average interest bearing liabilities of $31.5 million and an increase in average rate of 25 basis points.  The average rate paid on NOW deposits increased 26 basis points and 4 basis points, respectively, when comparing the six months and quarters ended December 31, 2007 and 2006, and the average balance of such accounts grew by $25.4 million and $26.7 million, respectively, when comparing the same periods, contributing to the overall increase in interest expense.  The average balance of certificates of deposit grew by $17.3 million and the average rate paid increased by 67 basis points when comparing the six months ended December 31, 2007 and 2006.  The average balance of certificates of deposit grew by $18.7 million and the average rate paid increased by 47 basis points when comparing the quarters ended December 31, 2007 and 2006.  The average balance of savings and money market deposits fell by $16.5 million and $14.2 million when comparing the six months and quarters ended December 31, 2007 and 2006.  The average rate paid on savings and money markets decreased 4 basis points and 9 basis points when comparing the same periods.  Interest paid on borrowings remained consistent when comparing the six months and quarters ended December 31, 2007 and 2006 due to the fact that increases in average borrowings were offset by lower rates paid on those borrowings.

NET INTEREST INCOME

Net interest income increased $283,000 to $5.6 million for the six months ended December 31, 2007 compared to December 31, 2006 and increased $171,000 to $2.8 million for the quarter ended December 31, 2007 compared to December 31, 2006.     Net interest spread decreased 19 basis points to 2.96% for the six months ended December 31, 2007 from 3.15% for the six months ended December 31, 2006, and 18 basis points to 2.92% for the quarter ended December 31, 2007 as compared to 3.10% for the quarter ended December 31, 2006.  Net interest margin decreased 15 basis points to 3.49% for the six months ended December 31, 2007 from 3.64% for the six months ended December 31, 2006, and 16 basis points to 3.45% for the quarter ended December 31, 2007 as compared to 3.61% for the quarter ended December 31, 2006.  The tightening of the net interest spread and margin hindered net interest income growth when comparing the six months and quarters ended December 31, 2007 and 2006.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $278,000 and $111,000 for the six months ended December 31, 2007 and 2006, respectively, an increase of $167,000.  The provision for loan losses amounted to $135,000 and $66,000 for the quarters ended December 31, 2007 and 2006, respectively, an increase of $69,000.  The increase in the level of provision was primarily a result of growth in the loan portfolio, an increase in nonperforming loans and an increase in the amount of loan charge-offs, which were predominently associated with the overdraft protection program.  Net charge-offs associated with the overdraft protection program increased $35,000, or 70.0% when comparing the six months ended December 31, 2007 and 2006.

NONINTEREST INCOME

Noninterest income amounted to $2.3 million for the six months ended December 31, 2007 as compared to $2.1 million for the six months ended December 31, 2006, an increase of $162,000 or 7.7%.  Noninterest income amounted to $1.2 million for both the quarters ended December 31, 2007 and 2006.   During the six months and quarter ended December 31, 2006, a pretax gain of approximately $257,000 related to the sale of the former Coxsackie branch building was recognized in noninterest income.  There were no significant sales of assets during the six months and quarter ended December 31, 2007.  Service charges on deposit accounts increased $270,000 and $110,000 for the six months and quarter ended December 31, 2007, respectively, due to higher levels of insufficient funds charges as a result of changes implemented in the Overdraft Privilege Program.  Debit card fees increased $97,000 and $53,000, respectively, for the same periods primarily due to a higher volume of transactions.

NONINTEREST EXPENSE

Noninterest expense amounted to $5.9 million for the six months ended December 31, 2007 as compared to $5.1 million for the six months ended December 31, 2006, an increase of $760,000 or 14.9%.  Noninterest expense amounted to $2.9 million for the quarter ended December 31, 2007 as compared to $2.7 million for the quarter ended December 31, 2006, an increase of $288,000 or 10.8%.  Salaries and employee benefits increased $318,000 when comparing the six months ended December 31, 2007 and 2006; and $176,000 when comparing the quarters ended December 31, 2007 and 2006.  These increases were primarily due to an increase in the number of employees resulting from the addition of three new branches (two branches which opened in the third quarter of fiscal 2007 and one branch which has opened in January 2008) and expansion of the commercial lending department, as well as a $75,000 payment associated with the retirement of a senior officer.  These salary increases were partially offset by a decrease of $65,000 in retirement expense associated with the Defined Benefit Pension Plan, partially offset by an increase in 401(k) contribution expense of $20,000 resulting from increases in employer match during fiscal 2007.  Occupancy expense and equipment and furniture expense, in the aggregate, increased approximately $133,000 and $52,000 when comparing the six months and quarters ended December 31, 2007 and 2006 due to higher utility costs, building maintenance and increased depreciation expense associated with the opening of the new operations center in Catskill and the opening of two new branches in Catskill and Greenport.  All other noninterest expenses, in the aggregate, increased approximately $309,000 and $60,000 when comparing the six months and quarters ended December 31, 2007 and 2006 due to increased costs related to debit card transactions and the loyalty program, marketing costs related to deposit product promotions, and increased assessments resulting from the conversion of the Bank from a New York State chartered financial institution to a Federally chartered institution.

INCOME TAXES

The provision for income taxes reflected the expected tax associated with the revenue generated for the given period and certain regulatory requirements.  The effective tax rate was 29.1% for the six months ended December 31, 2007, compared to 30.3% for the six months ended December 31, 2006.  The effective tax rate was 28.6% for the quarter ended December 31, 2007, compared to 31.6% for the quarter ended December 31, 2006.  The decreases in effective rates for the periods ended December 31, 2007 were the result of decreased pre-tax income and the resultant increased percentage of tax exempt interest earned in total taxable income.

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

Mortgage loan commitments totaled $7.4 million at December 31, 2007.  The unused portion of overdraft lines of credit amounted to $8.6 million, the unused portion of home equity lines of credit amounted to $6.5 million, and the unused portion of commercial lines of credit amounted to $3.9 million at December 31, 2007.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from Federal Home Loan Bank of New York.

During the current fiscal year, The Bank of Greene County expects to open one new branch location located in Chatham, New York.  It is expected that this branch will be opened during the third quarter of fiscal 2008.   It is expected that the Company will have sufficient cash or other means of liquidity to fund this project.

The Bank of Greene County and Greene County Commercial Bank met all regulatory capital requirements at December 31, 2007 and June 30, 2007.  The Company’s consolidated shareholder’s equity represented 10.6% of total assets at December 31, 2007 and 10.9% of total assets of June 30, 2007.

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

       Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable
b.)	Not applicable
c.)	The following table presents a summary of the Company’s shares repurchased during the quarter ended December 31, 2007

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May yet be Purchased Under the Program (1)
October 1 – October 31, 2007	3,100	$12.36	3,380	88,966
November 1 – November 30, 2007	3,948	$11.84	7,328	85,018
December 1 - December 31, 2007	4,864	$13.18	12,192	80,154

(1) On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of December 31, 2007, the Company had repurchased 12,192 shares in accordance with the stock repurchase program.

       Item 3.     Defaults Upon Senior Securities
                    Not applicable

       Item 4.     Submission of Matters to a Vote of Security Holders

                    On October 24, 2007, the Company held an annual meeting of shareholders.  At the meeting, proposals to (1) elect Donald Gibson, Paul Slutzky and David H. Jenkins, to serve as directors of the Company for terms of three years and until their respective successors have been elected, and (2) ratify the engagement of Beard Miller Company LLP, to be the Company’s auditors for the June 30, 2008 fiscal year were approved.  There were no broker non-votes.  The votes cast for and against these proposals were as follows:

Election to the Board of Directors                                     For                                  Withheld

Donald Gibson                                                                 3,813,573                                 40,506
David H. Jenkins                                                              3,842,381                                 11,657
Paul Slutzky                                                                      3,841,356                                 12,682

Ratification of Appointment of Beard Miller Company LLP
     For                       Against                            Abstain

Number of votes                                                               3,844,976                       269                                   8,834

The Board of Directors consists of the following members:  Donald E. Gibson, David H. Jenkins, Dennis O’Grady, Arthur Place, Charles Schaefer, Paul Slutzky Martin C. Smith, and J. Bruce Whittaker.

       Item 5.     Other Information

(a)	Not applicable

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by the Form 10-QSB.

       Item 6.     Exhibits

(a)	Exhibits
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

Date:  February 14, 2008

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 14, 2008

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

Date: February 14, 2008                                                                          /s/ Donald E. Gibson
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

Date: February 14, 2008                                                                          /s/ Michelle Plummer
   Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2007 and that to the best of his knowledge:

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

Date: February 14, 2008                                                                        /s/ Donald E. Gibson
    Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2007 and that to the best of her knowledge:

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

Date: February 14, 2008                                                                         /s/ Michelle Plummer
    Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer