Form 10QSB
period 2008-03-31
GREENE COUNTY BANCORP INC
filed 2008-05-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes:                           No:     X

As of May 13, 2008, the registrant had 4,305,670 shares of common stock issued at $ 0.10 par value, and 4,094,528 shares were outstanding.

Transitional Small Business Disclosure
Format:  Yes:                                     No:       X

	GREENE COUNTY BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-15

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16-29

Item 3.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

	Signatures	32-36

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
		33 34 35 36

Part I.    Item 1.
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2008 and June 30, 2007
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2008	June 30, 2007
Cash and due from banks	$8,960	$11,127
Federal funds sold	15,426	2,899
Total cash and cash equivalents	24,386	14,026

Securities available for sale, at fair value	90,349	87,184
Securities held to maturity, at amortized cost	16,753	---
Federal Home Loan Bank stock, at cost	1,287	657

Loans	230,521	208,705
Less: Allowance for loan losses	(1,803)	(1,486)
Unearned origination fees and costs, net	117	61
Net loans receivable	228,835	207,280

Premises and equipment	15,204	13,712
Accrued interest receivable	2,145	1,955
Prepaid expenses and other assets	642	1,012
Total assets	$379,601	$325,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$41,294	$44,020
Interest bearing deposits	280,773	240,156
Total deposits	322,067	284,176

Borrowings from FHLB	19,000	5,000
Accrued expenses and other liabilities	1,703	1,235
Total liabilities	342,770	290,411

SHAREHOLDERS’ EQUITY
Preferred stock,
Authorized 1,000,000 shares; none issued	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,110,388 shares at March 31, 2008
and 4,151,066 shares at June 30, 2007;	431	431
Additional paid-in capital	10,253	10,319
Retained earnings	26,628	25,962
Accumulated other comprehensive income (loss)	928	(400)
Treasury stock, at cost 195,282 shares at March 31,
2008, and 154,604 shares at June 30, 2007	(1,380)	(828)
Unearned ESOP shares, at cost	(29)	(69)
Total shareholders’ equity	36,831	35,415
Total liabilities and shareholders’ equity	$379,601	$325,826

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands, except share and per share amounts)

	2008	2007
Interest income:
Loans	$10,922	$9,835
Investment securities – taxable	916	487
Mortgage-backed securities	1,416	1,079
Tax exempt securities	804	833
Interest bearing deposits and federal funds sold	341	297
Total interest income	14,399	12,531

Interest expense:
Interest on deposits	5,420	4,514
Interest on borrowings	237	139
Total interest expense	5,657	4,653

Net interest income	8,742	7,878

Provision for loan losses	449	194

Net interest income after provision for loan losses	8,293	7,684

Noninterest income:
Service charges on deposit accounts	2,006	1,566
Debit card fees	581	436
Investment services	255	201
Gain on sale of premises and equipment	---	257
Other operating income	561	474
Total noninterest income	3,403	2,934

Noninterest expense:
Salaries and employee benefits	4,776	4,339
Occupancy expense	725	589
Equipment and furniture expense	631	632
Service and data processing fees	821	719
Computer supplies and support	237	194
Office supplies	157	149
Other	1,689	1,369
Total noninterest expense	9,036	7,991

Income before provision for income taxes	2,660	2,627
Provision for income taxes	781	737
Net income	$1,879	$1,890

Basic EPS	$0.45	$0.46
Basic shares outstanding	4,131,089	4,122,500
Diluted EPS	$0.45	$0.45
Diluted average shares outstanding	4,171,626	4,192,002
Dividends per share	$0.54	$0.48
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(Dollars in thousands, except per share amounts)

	2008	2007
Interest income:
Loans	$3,708	$3,353
Investment securities – taxable	412	167
Mortgage-backed securities	548	328
Tax exempt securities	265	282
Interest bearing deposits and federal funds sold	85	107
Total interest income	5,018	4,237

Interest expense:
Interest on deposits	1,694	1,592
Interest on borrowings	144	46
Total interest expense	1,838	1,638

Net interest income	3,180	2,599

Provision for loan losses	171	83

Net interest income after provision for loan losses	3,009	2,516

Noninterest income:
Service charges on deposit accounts	679	509
Debit card fees	194	146
Investment services	68	38
Other operating income	206	147
Total noninterest income	1,147	840

Noninterest expense:
Salaries and employee benefits	1,668	1,549
Occupancy expense	267	236
Equipment and furniture expense	207	236
Service and data processing fees	296	245
Computer supplies and support	79	76
Office supplies	73	69
Other	592	486
Total noninterest expense	3,182	2,897

Income before provision for income taxes	974	459
Provision for income taxes	290	80
Net income	$684	$379

Basic EPS	$0.17	$0.09
Basic shares outstanding	4,118,958	4,127,946
Diluted EPS	$0.16	$0.09
Diluted average shares outstanding	4,149,745	4,195,761
Dividends per share	$0.15	$0.25
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net income	$1,879	$1,890

Other comprehensive income:

Unrealized holding gain arising during the nine months
ended March 31, 2008 and 2007, net of income
tax expense of $841 and $381, respectively.	1,328	595

Total other comprehensive income	1,328	595

Comprehensive income	$3,207	$2,485

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net income	$684	$379

Other comprehensive income:

Unrealized holding gain arising during the three months
ended March 31, 2008 and 2007, net of income
tax expense of $281 and $51, respectively.	451	80

Total other comprehensive income	451	80

Comprehensive income	$1,135	$459

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Unearned	Total
	Capital	Paid – In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Shares	Equity
				(loss)
Balance at
June 30, 2006	$431	$10,300	$24,588	($747)	($860)	($131)	$33,581

ESOP shares earned		111				47	158

Options exercised		(7)			26		19

Tax effect, options		14					14

Dividends declared			(885)				(885)

Net income			1,890				1,890

Unrealized gain on securities, net				595			595

Balance at
March 31, 2007	$431	$10,418	$25,593	($152)	($834)	($84)	$35,372

Balance at
June 30, 2007	$431	$10,319	$25,962	($400)	($828)	($69)	$35,415

ESOP shares earned		72				40	112

Options exercised		(9)			31		22

Options surrendered		(215)					(215)

Tax effect, Options		86					86

Shares repurchased					(583)		(583)

Dividends declared			(995)				(995)

Net income			1,879				1,879

Adoption of FIN 48			(218)				(218)

Unrealized gain on securities, net				1,328			1,328

Balance at
March 31, 2008	$431	$10,253	$26,628	$928	($1,380)	($29)	$36,831

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
Cash flows from operating activities:
Net Income	$1,879	$1,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	766	713
Net amortization of security premiums and discounts	41	575
Net amortization of deferred loan costs and fees	56	22
Provision for loan losses	449	194
ESOP compensation earned	112	158
Gain on sale of premises and equipment	---	(257)
Net decrease in accrued income taxes	(204)	(105)
Net increase in accrued interest receivable	(190)	(165)
Net increase in prepaid and other assets	(15)	(58)
Net (decrease) increase in other liabilities	(2)	86
Net cash provided by operating activities	2,892	3,053

Cash flows from investing activities:
Available for sale securities:
Proceeds from maturities and calls of securities	13,282	4,124
Purchases of securities	(38,499)	(7,559)
Principal payments on securities	7,015	11,713
Held to maturity securities:
Proceeds from maturities and calls of securities	211	---
Purchases of securities	(710)	---
Principal payments on securities	281	---
Net increase in loans receivable	(22,060)	(14,988)
Proceeds from sale of premises and equipment	2	350
Purchases of premises and equipment	(2,260)	(3,704)
Net cash used in investing activities	(42,738)	(10,064)

Cash flows from financing activities:
Proceeds of FHLB borrowings	14,000	---
Dividends paid	(995)	(885)
Proceeds from exercise of stock options	22	19
Payment for stock options surrendered	(215)	---
Excess tax benefit from stock based compensation	86	14
Repurchase of common stock	(583)	---
Net increase in deposits	37,891	11,963
Net cash provided by financing activities	50,206	11,111

Net increase in cash and cash equivalents	10,360	4,100

Cash and cash equivalents at beginning of period	14,026	15,852

Cash and cash equivalents at end of period	$24,386	$19,952

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Nine Months and Three Months Ended March 31, 2008 and 2007

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2007 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three and nine months ended March 31, 2008 and 2007 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2007, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine month periods ended March 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2008.

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

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Staff Accounting Bulletin 59, “Noncurrent Marketable Equity Securities,” the Company performs periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary.  Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss.

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

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Nine Months Ended

March 31, 2008:	$1,879,000
Basic		4,131,089	$0.45
Effect of dilutive stock options		40,537	(0.00)
Diluted		4,171,626	$0.45

March 31, 2007:	$1,890,000
Basic		4,122,500	$0.46
Effect of dilutive stock options		69,502	(0.01)
Diluted		4,192,002	$0.45

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Three Months Ended

March 31, 2008:	$684,000
Basic		4,118,958	$0.17
Effect of dilutive stock options		30,787	(0.01)
Diluted		4,149,745	$0.16

March 31, 2007:	$379,000
Basic		4,127,946	$0.09
Effect of dilutive stock options		67,815	(0.00)
Diluted		4,195,761	$0.09

(5)      Dividends

On January 16, 2008, the Board of Directors declared a quarterly cash dividend of $0.15 per share of Greene County Bancorp, Inc. common stock.  The dividend reflected an annual cash dividend rate of $0.60 cents per share, which represented an increase from the annual cash dividend rate of $0.56 per share.  The dividend was payable to stockholders of record as of February 15, 2008, and paid on March 1, 2008.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends on the 2,304,632 shares of Company common stock it owns for the current period.

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

(7)       Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company beginning July 1, 2008.  The Company is evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

In December 2007, the FASB issued statement No. 141 (R) “Business Combinations”. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company, based on current circumstances, believes that this new pronouncement will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 was effective January 1, 2008. SAB 110 did not have a material impact on the Company’s consolidated financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 has not had a material impact on the Company’s consolidated financial statements.

 (8)      Stock-Based Compensation

At March 31, 2008, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2007.  The Company adopted SFAS 123(R), “Share-Based Payments” effective July 1, 2006.  SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that the employees provide service in exchange for the award.  Public companies were required to adopt the standard using a modified prospective method and they were given the option to elect to restate prior periods using the modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption of previously issued and outstanding awards over the remaining vesting period of such awards.  Greene County Bancorp, Inc. chose the modified prospective method.  However, since all outstanding options vested prior to July 1, 2006, there was no stock-based compensation expense to be recorded during the quarters and nine months ended March 31, 2008 and 2007, and, therefore, no effect on net income or earnings per share; consequently, no table illustrating the impact of share-based compensation on earnings for the quarters and nine months ended March 31, 2008 or 2007 is included.

A summary of the Company’s stock option activity and related information for its option plan for the nine months ended March 31, 2008 and 2007 is as follows:

	2008		2007
		Weighted average		Weighted average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of period	72,664	$4.55	100,084	$4.38
Shares granted	---	---	---	---
Exercised	(5,580)	$3.94	(4,820)	$3.94
Surrendered	(23,780)	$3.94	--	--
Forfeited	---	---	---	---
Outstanding at period end	43,304	$4.97	95,264	$4.41
Exercisable at period end	43,304	$4.97	95,264	$4.41

The following table presents stock options outstanding and exercisable at March 31, 2008:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.94	34,804	2.00	$3.94
$9.20	8,500	4.00	$9.20
	43,304	2.39	$4.97

The total intrinsic value of the options exercised during the nine and three months ended March 31, 2008, was approximately $48,000 and zero, respectively.  The total intrinsic value of the options surrendered during the nine and three months ended March 31, 2008 was approximately $197,000.  The total intrinsic value of the options outstanding and exercisable at March 31, 2008, was approximately $345,000.  There were no stock options granted during the nine and three months ended March 31, 2008 and 2007.  The Company had no non-vested options outstanding at or during the nine months ended March 31, 2008 and 2007.

(9)     Stock Repurchase Program

On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of March 31, 2008, the Company had repurchased 46,258 shares pursuant to this program at an average cost of $12.60 per share.

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

(11)      Subsequent Event

On April 15, 2008, the Board of Directors declared a quarterly cash dividend of $0.16 per share of Greene County Bancorp, Inc. common stock.  The dividend reflected an annual cash dividend rate of $0.64 cents per share, which represented an increase from the annual cash dividend rate of $0.60 per share.  The dividend will be payable to stockholders of record as of May 15, 2008, and will be paid on June 1, 2008.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company intends to continue to waive receipt of dividends on the 2,304,632 shares of Company common stock it owns.

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

Comparison of Financial Condition as of March 31, 2008 and June 30, 2007

ASSETS

Total assets of the Company increased to $379.6 million at March 31, 2008 from $325.8 million at June 30, 2007.  Loans have continued to grow to $228.8 million at March 31, 2008 from $207.3 million at June 30, 2007.  Securities, including both available-for-sale and held-to-maturity investments, also increased during the nine months ended March 31, 2008, and represented $107.1 million or 28.2% of total assets at March 31, 2008 as compared to $87.2 million or 26.8% of total assets at June 30, 2007

SECURITIES

Securities increased to $107.1 million at March 31, 2008 as compared to $87.2 million at June 30, 2007, an increase of $19.9 million, or 22.8%.  The increase in the portfolio was the result $39.2 million of securities purchases during the nine months ended March 31, 2008.  This increase was partially offset by maturities and principal repayments of $20.8 million.  Repayments and maturities consisted of $9.7 million in US government agency securities, $6.3 million in mortgage-backed securities, $4.8 million in state and political subdivision securities and $270,000 in FHLB stock. Purchases of $39.2 million consisted of $23.3 million in mortgage-backed securities, $5.3 million in state and political subdivision or tax-free securities, $900,000 in FHLB stock, $7.0 million in corporate debt securities, $2.0 million in U.S. government agency securities, and $1.0 million in a long term certificate of deposit.   Additionally, during the nine months ended March 31, 2008, available-for-sale securities improved from an unrealized loss of $655,000 to an unrealized gain of $1.5 million.

At December 1, 2007, Greene County Bancorp, Inc. reclassified $16.5 million in local, state and political subdivision securities from available-for-sale securities to held-to-maturity securities.  The Company has the ability and intent to hold these securities until maturity.  The issues transferred consisted of local municipal bonds which are considered illiquid and have no quoted market values.  Management estimated that the aggregate fair value of these securities at the time of transfer was equal to their aggregate amortized cost.  These securities will continue to be recorded at amortized cost.  Greene County Bancorp, Inc. held 27.9% of the securities portfolio, including both available-for-sale and held-to-maturity securities, at March 31, 2008 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.

(Dollars in thousands)
	Carrying value at March 31, 2008	Percentage of portfolio	Carrying value at June 30, 2007	Percentage of portfolio

U.S. government agencies	$12,634	11.8%	$19,628	22.5%
State and political subdivisions[1]	29,877	27.9	29,034	33.3
Mortgage-backed securities	56,325	52.6	38,157	43.8
Asset-backed securities	64	0.1	76	0.1
Corporate debt securities	6,832	6.3	---	---
Total debt securities	105,732	98.7	86,895	99.7

Certificates of deposit	1,000	1.0	---	---
Equity securities and other	370	0.3	289	0.3

Total securities available-for-sale	$107,102	100.0%	$87,184	100.0%

1 Includes $16,753,000 of held-to-maturity securities at March 31, 2008, which are carried at amortized cost.

LOANS

Net loans receivable increased to $228.8 million at March 31, 2008 from $207.3 million at June 30, 2007, an increase of $21.5 million, or 10.4%.  The loan growth experienced during the nine months primarily consisted of $13.5 million in residential mortgages, $3.7 million in home equity loans, $3.4 million in commercial real estate loans, and $1.2 million in commercial loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.  If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  It appears consumers continue to use the equity in their homes and credit cards to fund financing needs for some activities, where in the past an installment loan may have been the choice.  The low financing options from auto makers continued to cut into the Bank’s automobile loan generation.

(Dollars in thousands)
	At Mar. 31, 2008	Percentage of portfolio	At June 30, 2007	Percentage of portfolio
Real estate mortgages
Residential	$163,701	71.0%	$150,215	72.0%
Commercial	29,102	12.6	25,740	12.3
Home equity loans	23,430	10.2	19,719	9.5
Commercial loans	9,582	4.2	8,391	4.0
Installment loans	4,241	1.8	4,057	1.9
Passbook loans	465	0.2	583	0.3
Total loans	$230,521	100.0%	$208,705	100.0%
Less: Allowance for loan losses	(1,803)		(1,486)
Unearned origination fees and costs, net	117		61
Net loans receivable	$228,835		$207,280

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by net charge-offs.  The level of the provision for the nine months ended March 31, 2008, was driven by the continued growth of the loan portfolio and recent increases in loan delinquencies.  Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Nine months ended
	March 31, 2008	March 31, 2007

Balance at the beginning of the period	$1,486	$1,314
Charge-offs:
Commercial loan	46	7
Installment loans to individuals	28	25
Overdraft protection	182	109
Total loans charged off	256	141

Recoveries:
Residential mortgage	27	---
Commercial loan	---	7
Installment loans to individuals	44	27
Overdraft protection	53	36
Total recoveries	124	70

Net charge-offs	132	71

Provisions charged to operations	449	194
Balance at the end of the period	$1,803	$1,437

Ratio of net charge-offs to average loans outstanding, annualized	0.08%	0.05%
Ratio of net charge-offs to nonperforming assets, annualized	11.50%	8.18%
Allowance for loan loss to nonperforming loans	117.84%	124.20%
Allowance for loan loss to total loans receivable	0.78%	0.70%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis.  Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered nonperforming.  The Bank of Greene County had no accruing loans delinquent 90 days or more at March 31, 2008 or June 30, 2007.

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At March 31, 2008	At June 30, 2007
Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to four-family)	$933	$451
Commercial mortgage loans	---	111
Home equity	283	110
Commercial loans	244	---
Installment loans to individuals	70	10
Total nonaccruing loans	1,530	682

Foreclosed real estate	---	---
Total nonperforming assets	$1,530	$682

Total nonperforming assets as a percentage of total assets	0.40%	0.21%

Total nonperforming loans to total loans	0.67%	0.33%

At and during the nine months ended March 31, 2008, The Bank of Greene County had three impaired commercial loans totaling $244,000.  At and during the nine months ended March 31, 2007, no loans were considered impaired.  Accordingly, no specific valuation allowance for impaired loans was recorded.  Interest income related to nonaccrual loans was not material in the quarters and nine month periods ended March 31, 2008 and 2007.

DEPOSITS

Total deposits increased to $322.1 million at March 31, 2008 from $284.2 million at June 30, 2007, an increase of $37.9 million, or 13.3%.  The net growth in deposits was primarily due to a $22.0 million increase in municipal deposits at Greene County Commercial Bank.  The Company believes that the increase in deposits is also due the recent volatility of the stock market resulting in consumers moving their funds out of stocks and into deposit products.  The Company has seen a shift from savings and money market deposits to NOW deposits as customers try to shop for the best rates while still maintaining liquidity.  The Company continues to try to encourage customers to open noninterest bearing deposit accounts through various marketing strategies, including gifts.

(Dollars in thousands)
	At Mar. 31, 2008	Percentage of portfolio	At June 30, 2007	Percentage of portfolio

Noninterest bearing deposits	$41,294	12.8%	$44,020	15.5%
Certificates of deposit	89,495	27.8	74,563	26.2
Savings deposits	68,096	21.1	71,830	25.3
Money market deposits	38,899	12.1	37,710	13.3
NOW deposits	84,283	26.2	56,053	19.7
Total deposits	$322,067	100.0%	$284,176	100.0%

BORROWINGS

At March 31, 2008, The Bank of Greene County had the following term borrowings totaling $19.0 million from the FHLB:

Amount	Rate	Maturity Date
$14,000,000	Ranging from 2.97% to 3.97%	Ranging from 02/01/2010 to 01/17/2014
$5,000,000	3.64% - convertible	10/24/2013

The $14.0 million borrowing consists of several fixed rate, fixed term advances with a weighted average rate of 3.34% and a weighted average maturity of 37 months.  The $5.0 million borrowing, which carried a 3.64% interest rate at March 31, 2008, is convertible by FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.5%.  FHLB has the option to convert this existing advance into a replacement advance for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to replace the funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

The $14.0 million borrowing was acquired in order to improve the Company’s interest rate risk position by structuring longer term maturities that would more closely match maturities within the loan and securities portfolios.  These longer term maturities are expected to provide for less volatility in net interest income should interest rates begin to rise.   These borrowings have been utilized to fund loan and security portfolio growth.

EQUITY

Shareholders’ equity increased to $36.8 million at March 31, 2008 from $35.4 million at June 30, 2007, as net income of $1.9 million was partially offset by dividends declared and paid of $995,000. An improvement of $1.3 million in the fair value of the available-for-sale investment portfolio, net of tax, resulted in accumulated other comprehensive income of $928,000 at March 31, 2008 compared to accumulated other comprehensive loss of $400,000 at June 30, 2007.  The Company recorded an adjustment, effective July 1, 2007, reducing retained earnings by $218,000 as a result of implementing FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  Activities associated with the various stock-based compensation plans of the Company including the 2000 Stock Option Plan and ESOP Plan resulted in a net increase in equity of $5,000.  5,580 options were exercised and 23,780 options were surrendered during the nine months ended March 31, 2008.   On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  During the nine months ended March 31, 2008, the Company repurchased 46,258 shares.  As a result of this stock repurchase and the exercise of stock options during the period, treasury shares were increased to 195,282.

Comparison of Operating Results for the Nine Months and Quarter Ended March 31, 2008 and 2007

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the nine months and quarters ended March 31, 2008 and 2007.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages for the quarters and nine months ended March 31, 2008 and 2007.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Nine Months Ended March 31, 2008 and 2007
(Dollars in thousands)	2008	2008	2008	2007	2007	2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$220,744	$10,922	6.60%	$199,565	$9,835	6.57%
Securities[2]	92,502	3,096	4.46	82,721	2,366	3.81
Federal funds	7,803	237	4.05	5,224	204	5.21
Interest bearing bank balances	3,650	104	3.80	2,816	93	4.40
FHLB stock	830	40	6.42	643	33	6.84
Total interest earning assets	325,529	14,399	5.90%	290,969	12,531	5.74%
Cash and due from banks	5,602			6,750
Allowance for loan losses	(1,616)			(1,345)
Other non-interest earning assets	17,324			15,393
Total assets	$346,839			$311,767

Interest bearing liabilities:
Savings and money market deposits	$106,607	1,447	1.81%	$121,204	1,816	2.00%
NOW deposits	70,828	1,360	2.56	45,125	868	2.56
Certificates of deposit	81,545	2,613	4.27	63,671	1,830	3.83
Borrowings	8,838	237	3.57	5,001	139	3.71
Total interest bearing liabilities	267,818	5,657	2.82%	235,001	4,653	2.64%
Non-interest bearing deposits	40,366			40,477
Other non-interest bearing liabilities	2,525			1,673
Shareholders’ equity	36,130			34,616
Total liabilities and equity	$346,839			$311,767

Net interest income		$8,742			$7,878

Net interest rate spread			3.08%			3.10%

Net interest margin			3.58%			3.61%

Average interest earning assets to
average interest bearing liabilities			121.55%			123.82%

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

	Nine Months Ended March 31,
(In thousands)	2008 versus 2007
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$1,042	$45	$1,087
Securities[2]	299	431	730
Federal funds	85	(52)	33
Interest-bearing bank balances	25	(14)	11
FHLB stock	9	(2)	7
Total interest-earning assets	1,460	408	1,868

Interest-bearing liabilities:
Savings deposits	(206)	(163)	(369)
NOW deposits	492	--	492
Certificates of deposit	556	227	783
Borrowings	103	(5)	98
Total interest-bearing liabilities	945	59	1,004
Net interest income	$515	$349	$864

Quarter Ended March 31, 2008 and 2007

(Dollars in thousands)	2008	2008	2008	2007	2007	2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$227,315	$3,708	6.52%	$204,494	$3,353	6.56%
Securities[2]	98,915	1,211	4.90	78,857	765	3.88
Federal funds	9,131	65	2.85	5,434	70	5.15
Interest bearing bank balances	3,167	20	2.53	3,265	37	4.53
FHLB stock	1,167	14	4.80	643	12	7.47
Total interest earning assets	339,695	5,018	5.91%	292,693	4,237	5.79%
Cash and due from banks	5,793			6,976
Allowance for loan losses	(1,721)			(1,392)
Other non-interest earning assets	18,640			17,874
Total assets	$362,407			$316,151

Interest bearing liabilities:
Savings and money market deposits	$103,402	393	1.52%	$114,062	576	2.02%
NOW deposits	77,425	437	2.26	51,087	346	2.71
Certificates of deposit	85,286	864	4.05	66,265	670	4.04
Borrowings	16,335	144	3.53	5,000	46	3.68
Total interest bearing liabilities	282,448	1,838	2.60%	236,414	1,638	2.77%
Non-interest bearing deposits	39,570			41,377
Other non-interest bearing liabilities	3,730			3,170
Shareholders’ equity	36,659			35,190
Total liabilities and equity	$362,407			$316,151

Net interest income		$3,180			$2,599

Net interest rate spread			3.31%			3.02%

Net interest margin			3.74%			3.55%

Average interest earning assets to
average interest bearing liabilities			120.27%			123.81%

1 Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

	Three Months Ended March 31,
(In thousands)	2008 versus 2007
	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$375	$(20)	$355
Securities[2]	219	227	446
Federal funds	35	(40)	(5)
Interest-bearing bank balances	(1)	(16)	(17)
FHLB stock	7	(5)	2
Total interest-earning assets	635	146	781

Interest-bearing liabilities:
Savings deposits	(50)	(133)	(183)
NOW deposits	156	(65)	91
Certificates of deposit	192	2	194
Borrowings	100	(2)	98
Total interest-bearing liabilities	398	(198)	200
Net interest income	$237	$344	$581

OVERVIEW

Annualized return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 0.72% for the nine months ended March 31, 2008, as compared to 0.81% for the nine months ended March 31, 2007.  Annualized return on average equity decreased to 6.93% for the nine months ended March 31, 2008 as compared to 7.28% for the nine months ended March 31, 2007.  The year to date decrease in return on average assets and return on average equity was primarily the result of higher noninterest expenses, partially offset by higher noninterest income and net interest income.  Annualized return on average assets increased to 0.75%  for the quarter ended March 31, 2008, as compared to 0.48% for the quarter ended March 31, 2007.  Annualized return on equity increased to 7.46% for the quarter ended March 31, 2008, as compared to 4.30% for the quarter ended March 31, 2007.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income and noninterest income.

Net income amounted to $1.9 million for both the nine months ended March 31, 2008 and 2007, and amounted to $684,000 and $379,000 for the quarters ended March 31, 2008 and 2007, respectively, an increase of $305,000 or 80.5%.  Average assets amounted to $346.8 million for the nine month period ended March 31, 2008 as compared to $311.8 million for the same period ended March 31, 2007, an increase of $35.0 million or 11.2%.  Average assets amounted to $362.4 million for the quarter ended March 31, 2008 as compared to $316.2 million for the quarter ended March 31, 2007, an increase of $46.2 million or 14.6%.  Average equity amounted to $36.1 million for the nine month period ended March 31, 2008 as compared to $34.6 million for the same period ended March 31, 2007, an increase of $1.5 million or 4.3%.  Average equity amounted to $36.7 million for the quarter ended March 31, 2008 as compared to $35.2 million for the quarter ended March 31, 2007, an increase of $1.5 million or 4.3%.

INTEREST INCOME

Interest income amounted to $14.4 million for the nine months ended March 31, 2008 as compared to $12.5 million for the nine months ended March 31, 2007, an increase of $1.9 million or 15.2%.  Interest income amounted to $5.0 million for the quarter ended March 31, 2008 as compared to $4.2 million for the quarter ended March 31, 2007, an increase of $781,000 or 18.4%.  The increase in loan and securities volume complemented by an increase in the yield on interest earning assets had the greatest impact on interest income when comparing the nine months and quarters ended March 31, 2008 and 2007.  Average loan balances increased $21.2 million for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 and the yield increased by 3 basis points when comparing the same periods.  Average loan balances increased $22.8 million for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 and the yield decreased by 4 basis points when comparing the same periods.  The overall impact on interest income from securities was positive with an increase in average balances of $9.8 million which was complemented by a 65 basis point increase in yield when comparing the nine months ended March 31, 2008 and 2007 and a $20.1 million increase in average balances and a 102 basis point increase in yield when comparing the quarters ended March 31, 2008 and 2007.   The increase in the yield on securities were impacted by the recognition of the accelerated accretion of discounts on US government agency securities that were called prior to maturity during the quarter ended March 31, 2008.   It is expected that the reinvestment of these funds into lower rate securities will have a negative impact on the yield on these investment in future periods.  Average balances on short term investments such as interest bearing bank balances and federal funds sold increased $3.4 million and $3.6 million when comparing the nine months and quarters ended March 31, 2008 and 2007, respectively.  While interest income from these sources increased for the nine months ended March 31, 2008 compared to the same period in 2007, it decreased for the quarter ended March 31, 2008 compared to the same period in 2007.  Increased income generated from higher balances in short term investments was offset by a lower yield on such investments, primarily as a result of the short-term interest rate decreases implemented by the Federal Open Market Committee during the latter part of calendar 2007 and the first part of 2008.

INTEREST EXPENSE

Interest expense amounted to $5.7 million for the nine months ended March 31, 2008, as compared to $4.7 million for the nine months ended March 31, 2007, an increase of $1.0 million.  Interest expense amounted to $1.8 million for the quarter ended March 31, 2008, as compared to $1.6 million for the quarter ended March 31, 2007, an increase of $200,000.  Increases in average balances of interest-bearing liabilities had the greatest impact on overall interest expense.  The average balance of interest bearing liabilities amounted to $267.8 million and the average rate increased to 2.82% for the nine months ended March 31, 2008 as compared to an average balance of $235.0 million with an average rate of 2.64% for the nine months ended March 31, 2007, an increase in average interest bearing liabilities of $32.8 million and an increase in average rate of 18 basis points.  The average balance of interest bearing liabilities amounted to $282.4 million and the average rate decreased to 2.60% for the quarter ended March 31, 2008 as compared to an average balance of $236.4 million with an average rate of 2.77% for the quarter ended March 31, 2007, an increase in average interest bearing liabilities of $46.0 million and a decrease in average rate of 17 basis points.  The average rate paid on NOW deposits was unchanged at 2.56%, and decreased 45 basis points, respectively, when comparing the nine months and quarters ended March 31, 2008 and 2007, and the average balance of such accounts grew by $25.7 million and $26.3 million, respectively, when comparing the same periods, contributing to the overall increase in interest expense.  The average balance of certificates of deposit grew by $17.9 million and the average rate paid increased by 44 basis points when comparing the nine months ended March 31, 2008 and 2007.  The average balance of certificates of deposit grew by $19.0 million and the average rate paid increased by one basis point when comparing the quarters ended March 31, 2008 and 2007.  The average balance of savings and money market deposits fell by $14.6 million and $10.7 million when comparing the nine months and quarters ended March 31, 2008 and 2007.  The average rate paid on savings and money markets decreased 19 basis points and 50 basis points when comparing the same periods.  The average balance of borrowings increased $3.8 million and $11.3 million when comparing the nine months and quarters ended March 31, 2008 and 2007.   The average rate paid decreased by 14 basis points and 15 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income increased $864,000 to $8.7 million for the nine months ended March 31, 2008 compared to March 31, 2007 and increased $581,000 to $3.2 million for the quarter ended March 31, 2008 compared to March 31, 2007.     Net interest spread decreased 2 basis points to 3.08% from 3.10% for the nine months ended March 31, 2008 and 2007, respectively. Net interest margin decreased 3 basis points to 3.58% from 3.61% for the same periods.  Net interest spread increased 29 basis points to 3.31% from 3.02% for the quarters ended March 31, 2008 and 2007, respectively.  Net interest margin increased 19 basis points to 3.74% from 3.55% for the same periods.  These increases for the quarter were primarily due to the recent decreases in short-term interest rates implemented by the Federal Open Market Committee, and the resulting repricing of many of the Company’s interest-bearing liabilities.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $449,000 and $194,000 for the nine months ended March 31, 2008 and 2007, respectively, an increase of $255,000.  The provision for loan losses amounted to $171,000 and $83,000 for the quarters ended March 31, 2008 and 2007, respectively, an increase of $88,000.  The increase in the level of provision was primarily a result of growth in the loan portfolio, an increase in nonperforming loans and an increase in the amount of loan charge-offs, which were predominantly associated with the overdraft protection program.  Net charge-offs associated with the overdraft protection program increased $56,000, or 76.7% when comparing the nine months ended March 31, 2008 and 2007.

NONINTEREST INCOME

Noninterest income amounted to $3.4 million for the nine months ended March 31, 2008 as compared to $2.9 million for the nine months ended March 31, 2007, an increase of $469,000 or 16.0%.  Noninterest income amounted to $1.1 million compared to $840,000 for the quarters ended March 31, 2008 and 2007, respectively.   During the nine months ended March 31, 2007, a pretax gain of approximately $257,000 related to the sale of the former Coxsackie branch building was recognized in noninterest income.  There were no significant sales of assets during the nine months and quarter ended March 31, 2008.  Service charges on deposit accounts increased $440,000 and $170,000 for the nine months and quarter ended March 31, 2008, respectively, due to higher levels of insufficient funds charges as a result of changes implemented in the Overdraft Privilege Program.  Debit card fees increased $145,000 and $48,000, respectively, for the same periods primarily due to a higher volume of transactions.

NONINTEREST EXPENSE

Noninterest expense amounted to $9.0 million for the nine months ended March 31, 2008 as compared to $8.0 million for the nine months ended March 31, 2007, an increase of $1.0 million or 12.5%.  Noninterest expense amounted to $3.2 million for the quarter ended March 31, 2008 as compared to $2.9 million for the quarter ended March 31, 2007, an increase of $285,000 or 9.8%.  Salaries and employee benefits increased $437,000 when comparing the nine months ended March 31, 2008 and 2007; and $119,000 when comparing the quarters ended March 31, 2008 and 2007.  These increases were primarily due to an increase in the number of employees resulting from the addition of three new branches (two branches which opened in the third quarter of fiscal 2007 and one branch which has opened in January 2008) and expansion of the commercial lending department, as well as a $75,000 payment during the quarter ended December 31, 2007, associated with the retirement of a senior officer.  Occupancy expense and equipment and furniture expense, in the aggregate, increased approximately $135,000 when comparing the nine months ended March 31, 2008 and 2007 due to higher utility costs, building maintenance and increased depreciation expense associated with the opening of the new operations center in Catskill and the opening of three new branches in Catskill, Greenport, and Chatham.  All other noninterest expenses, in the aggregate, increased approximately $473,000 and $164,000 when comparing the nine months and quarters ended March 31, 2008 and 2007 due to increased costs related to debit card transactions and the loyalty program, marketing costs related to deposit product promotions, and increased assessments resulting from the conversion of the Bank from a New York State chartered financial institution to a Federally chartered institution.

INCOME TAXES

The provision for income taxes reflected the expected tax associated with the revenue generated for the given period and certain regulatory requirements.  The effective tax rate was 29.4% for the nine months ended March 31, 2008, compared to 28.1% for the nine months ended March 31, 2007.  The effective tax rate was 29.8% for the quarter ended March 31, 2008, compared to 17.4% for the quarter ended March 31, 2007.  The increases in effective rates for the periods ended March 31, 2008 were the result of increased pre-tax income and the resultant decreased percentage of tax exempt interest earned in total taxable income.

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

Mortgage loan commitments totaled $9.5 million at March 31, 2008.  The unused portion of overdraft lines of credit amounted to $9.1 million, the unused portion of home equity lines of credit amounted to $7.3 million, and the unused portion of commercial lines of credit amounted to $3.7 million at March 31, 2008.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from Federal Home Loan Bank of New York.

The Bank of Greene County and Greene County Commercial Bank met all regulatory capital requirements at March 31, 2008 and June 30, 2007.  The Company’s consolidated shareholders’ equity represented 9.7% of total assets at March 31, 2008 and 10.9% of total assets of June 30, 2007.

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

       Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable
b.)	Not applicable
c.)	The following table presents a summary of the Company’s shares repurchased during the quarter ended March 31, 2008

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May yet be Purchased Under the Program (1)
January 1 – January 31, 2008	6,698	$12.13	6,698	73,456
February 1 – February 29, 2008	18,068	$12.62	18,068	55,388
March 1 - March 31, 2008	9,300	$12.97	9,300	46,088

(1) On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of March 31, 2008, the Company had repurchased 46,258 shares in accordance with the stock repurchase program.

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

Date:  May 14, 2008

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 14, 2008

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

Date: May 14, 2008                                                                                  /s/ Donald E. Gibson
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

Date: May 14, 2008                                                                                  /s/ Michelle Plummer
    Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2008 and that to the best of his knowledge:

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

Date: May 14, 2008                                                                                  /s/ Donald E. Gibson
    Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2008 and that to the best of her knowledge:

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

Date: May 14, 2008                                                                                  /s/ Michelle Plummer
    Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer