Form 10KSB
period 2008-06-30
GREENE COUNTY BANCORP INC
filed 2008-09-29
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
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
YES                   NO           X

The Registrant’s revenues for the fiscal year ended June 30, 2008 were $24,111,000.

As of September 24, 2008, there were issued and outstanding 4,100,928 shares of the Registrant's common stock of which 1,448,979 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $12.80 on such date, the aggregate value of stock held by non-affiliates was $18,547,000.

DOCUMENTS INCORPORATED BY REFERENCE
1.      Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2008 (Part II).
2.  Proxy Statement for the 2008 Annual Meeting of Shareholders (Part II and III)

Transitional Small Business Disclosure Formant      Yes           No  X

GREENE COUNTY BANCORP, INC. AND SUBSIDIARY
FORM 10-KSB

PART I

ITEM 1.                      Description of Business

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements.  Greene County Bancorp, Inc. desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in this annual report, describe future plans or strategies and include Greene County Bancorp, Inc.’s expectations of future financial results.   The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements.  Greene County Bancorp, Inc.’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain.  Factors that could affect actual results include but are not limited to:
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

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a federally chartered savings bank.  A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (56.3%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.  In June 2004, The Bank of Greene County opened a new limited-purpose subsidiary, Greene County Commercial Bank.  The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  At June 30, 2008, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash and securities totaling $4.3 million.  At June 30, 2008, 1,790,896 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 210,142 shares were held as Treasury stock and 2,304,632 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and various Greene County Bancorp, Inc. investment securities.

At June 30, 2008, Greene County Bancorp, Inc. had consolidated total assets of $379.6 million, consolidated total deposits of $321.4 million, consolidated borrowings from the Federal Home Loan Bank of New York (FHLB) of $20.0 million and consolidated total equity of $36.3 million.

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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, commercial real estate loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in investment securities, mortgage-backed and asset-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. The Bank of Greene County’s affiliation with Fenimore Asset Management and with Essex Corporation offer investment alternatives for customers and also contributes to revenues.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the FHLB, and principal and interest payments on loans and securities.  At June 30, 2008, The Bank of Greene County had outstanding borrowings of $20.0 million from the Federal Home Loan Bank of New York.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the General Municipal Law.  At June 30, 2008, Greene County Commercial Bank had $60.6 million in assets, $46.8 million in total deposits, $7.4 million in borrowings from The Bank of Greene County, and $6.2 million in total equity.

Greene County Commercial Bank’s County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Office of Thrift Supervision regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 56.3% of the issued and outstanding common stock of Greene County Bancorp, Inc.  Greene County Bancorp, MHC does not engage in any business activity other than to hold Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $182,000, in cash and cash equivalents at June 30, 2008.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Market Area

The Bank of Greene County has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County currently operates ten full-service banking offices in Greene County, Columbia County and southern Albany County, New York.  The Bank of Greene County's primary market area is currently concentrated around the areas within Greene County, Columbia County and southern Albany County where its full-service banking offices are located, namely the towns of Catskill, Cairo, Coxsackie, Greenville, Hudson, Tannersville and Westerlo.  In January 2008, The Bank of Greene County further expanded into the Columbia County market by opening a full service branch in the Town of Ghent, just outside the Village of Chatham.

Our current business development plans include further expansion into Albany County, and construction is currently underway for a full service branch to be located in the Village of Ravena in Albany County.

Due to the expansion projects and growth experienced over the last several years, the Company relocated its deposit and lending operations groups to a newly renovated building during fiscal 2007.   This new building was the former Greene County Legislature and County Treasurer’s building.

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

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity.  Cash, cash equivalents and securities available for sale comprised 28.0% of total assets at June 30, 2008, all of which can be used for liquidity needs.  The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.   Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans in order to help mitigate interest rate risk.

Loan Portfolio Composition.  Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
One-to-four family	$158,193	65.87%	$140,901	67.51%	$131,010	68.44%
Commercial real estate	30,365	12.64	24,357	11.67	22,599	11.81
Construction and land	12,295	5.12	9,619	4.61	8,728	4.55
Multi-family	1,094	0.46	1,078	0.52	1,200	0.63
Total real estate loans	201,947	84.09	175,955	84.31	163,537	85.43

Consumer loans
Installment (1)	4,172	1.74	4,057	1.94	3,384	1.77
Home equity	23,957	9.97	19,719	9.45	16,486	8.61
Passbook	401	0.17	583	0.28	632	0.33
Total consumer loans	28,530	11.88	24,359	11.67	20,502	10.71

Commercial business loans	9,669	4.03	8,391	4.02	7,390	3.86

Total consumer loans and
commercial business loans	38,199	15.91	32,750	15.69	27,892	14.57

Total gross loans	240,146	100.0%	208,705	100.00%	191,429	100.00%

Less:
Deferred fees and costs	182		61		(22)
Allowance for loan losses	(1,888)		(1,486)		(1,314)

Total loans receivable, net	$238,440		$207,280		$190,093

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans
Real estate loans
One-to-four family	$152,722	63.60%	$134,474	64.43%	$124,310	64.94%
Commercial real estate	17,030	7.09	16,181	7.75	17,337	9.06
Construction and land	11,335	4.72	8,735	4.19	7,438	3.88
Multi-family	1,094	0.45	1,078	0.52	1,200	0.63
Total fixed-rate real estate loans	182,181	75.86	160,468	76.89	150,285	78.51

Consumer loans
Installment (1)	4,172	1.74	4,057	1.94	3,384	1.77
Home equity	14,745	6.14	10,829	5.19	8,222	4.29
Passbook	401	0.17	583	0.28	632	0.33
Commercial business loans	5,185	2.16	5,113	2.45	5,512	2.88
Total fixed-rate loans	206,684	86.07	181,050	86.75	168,035	87.78

Adjustable-rate loans
Real estate loans:
One-to-four family	5,471	2.28	6,427	3.08	6,700	3.50
Commercial real estate	13,335	5.55	8,176	3.92	5,262	2.75
Construction and land	960	0.40	884	0.42	1,290	0.67
Total adjustable-rate real estate loans	19,766	8.23	15,487	7.42	13,252	6.92

Consumer loans
Home Equity	9,212	3.83	8,890	4.26	8,264	4.32
Commercial business loans	4,484	1.87	3,278	1.57	1,878	0.98
Total adjustable-rate loans	33,462	13.93	27,655	13.25	23,394	12.22

Total gross loans	240,146	100.00%	208,705	100.00%	191,429	100.00%

Less:
Deferred fees and costs	182		61		(22)
Allowance for loan losses	(1,888)		(1,486)		(1,314)

Total loans receivable, net	$238,440		$207,280		$190,093

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

One-to-Four Family Residential and Construction and Land Loans. The Bank of Greene County's primary lending activity is the origination of one-to-four family residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  One-to-four family residential mortgage loans refer to loans collateralized by residences; by contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  Generally, one-to-four family residential mortgage loans are made in amounts up to 85.0% of the appraised value of the property.  However, The Bank of Greene County will originate one-to-four family residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance.  For the year ended June 30, 2008, less than one percent of the one-to-four family mortgage loans originated by The Bank of Greene County were originated with loan-to-value ratios over 85.0%.  For the year ended June 30, 2008, The Bank of Greene County originated approximately 85% to 90% of one-to-four family residential mortgage loans with loan-to-value ratios of 80% or less.  Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years The Bank of Greene County has been successful in marketing and originating such loans with 15-year terms.  One-to-four family fixed-rate loans are offered with monthly payment features.  The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on most properties collateralizing real estate loans made by The Bank of Greene County.

At June 30, 2008, virtually all of The Bank of Greene County’s one-to-four family residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the one-to-four family residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed rate one-to-four family residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2008, $5.5 million, or 2.28%, of The Bank of Greene County's loan portfolio consisted of one-to-four family residential loans with adjustable interest rates, compared to $152.7 million, or 63.60%, of the loan portfolio comprised of one-to-four family residential loans with fixed interest rates.  The Bank of Greene County’s willingness and capacity to originate and hold in portfolio fixed rate one-to-four family residential mortgage loans has enabled it to expand customer relationships in the current relatively low long-term interest rate environment where borrowers have generally preferred fixed rate mortgage loans.  However, as noted above, to the extent The Bank of Greene County retains fixed rate one-to-four family residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would remain fixed while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

At June 30, 2008, $158.2 million, or 65.87%, of The Bank of Greene County's loan portfolio consisted of one-to-four family residential mortgage loans.  $1.1 million of such loans (consisting of eight loans) were included in nonperforming loans as of that date.

The Bank of Greene County originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences.  The Bank of Greene County issues a commitment and has one closing which encompasses both the construction phase and permanent financing.  The construction phase is a maximum term of twelve months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 85% (or up to 95% with private mortgage insurance), of the completed project.  The Bank of Greene County also offers loans collateralized by undeveloped land.  The acreage associated with such loans is limited.  These land loans generally are intended for future sites of primary or secondary residences.  The terms of vacant land loans generally have a ten-year amortization and a five-year balloon payment.

At June 30, 2008, $12.3 million or 5.12% of the Bank of Greene County’s loan portfolio consisted of construction and land lending.  Construction lending generally involves a greater degree of risk than other one-to-four family mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property.  The Bank of Greene County completes inspections during the construction phase prior to any disbursements.  The Bank of Greene County limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower's ability to repay the loan.  Construction loans included in nonperforming loans totaled $38,000 (consisting of one loan) at June 30, 2008.

Commercial Real Estate and Multifamily Loans. At June 30, 2008, $30.4 million, or 12.64%, of the total loan portfolio consisted of commercial real estate loans.  Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank of Greene County originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years.  The maximum loan-to-value ratio of commercial real estate loans is generally 75%.  At June 30, 2008, the largest commercial mortgage loan had a principal balance of $1.4 million and was performing in accordance with its terms.  Commercial real estate loans included in nonperforming loans totaled $91,000 (consisting of two loans) at June 30, 2008.

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

The Bank of Greene County originates a limited number of multi-family loans, which totaled $1.1 million, or 0.46%, of The Bank of Greene County’s total loans at June 30, 2008. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area.  Multi-family loans included in nonperforming loans totaled $26,000 (consisting of one loan) at June 30, 2008.  The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.

Consumer Loans. The Bank of Greene County’s consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans).  Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years.  At June 30, 2008, consumer loans (other than home equity loans) totaled $4.6 million, or 1.91%, of the total loan portfolio.  Consumer loans (other than home equity loans) totaling $26,000 were included in nonperforming loans as of that date.

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

The Bank of Greene County offers fixed- and adjustable-rate home equity loans that are collateralized by the borrower’s residence.  Home equity loans are generally underwritten with terms not to exceed 20 years and under the same criteria that The Bank of Greene County uses to underwrite one-to-four family fixed rate loans.  Home equity loans may be underwritten with terms not to exceed 20 years and with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan.  The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans.  At June 30, 2008, the outstanding balance of home equity loans totaled $24.0 million, or 9.97%, of The Bank of Greene County’s total loan portfolio.  There were three home equity loans included in nonperforming loans totaling $493,000 at June 30, 2008.

Commercial Business Loans.  The Bank of Greene County also originates commercial business loans up to 10 years at fixed and adjustable rates.  The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications.  The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment.  A mortgage may also be taken for additional collateral purposes, but is considered secondary to the other collateral for commercial business loans.  The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial business borrowers.  The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan.  At June 30, 2008, The Bank of Greene County had $9.7 million of commercial business loans representing 4.03% of the total loan portfolio.  On such date, the average balance of The Bank of Greene County’s commercial business loans was approximately $38,400.  The largest commercial business loan had a balance of $485,000 and represented a loan to a local retail business.  At June 30, 2008, The Bank of Greene County’s commercial loan portfolio included 252 loans collateralized by inventory, fire trucks, other equipment, or real estate.  There were two commercial business loans included in nonperforming loans totaling $142,000 at June 30, 2008.

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

Loan Maturity Schedule.  The following table sets forth certain information as of June 30, 2008 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

The following table illustrates the future maturities of such loans at June 30, 2008.

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	1 Year	3 Years	5 Years	10 Years	10 Years	Total
(Dollars in thousands)
Real estate loans:
One-to-four family	$5,088	$980	$1,798	$16,131	$134,196	$158,193
Commercial	7,726	1,008	4,287	6,041	11,303	30,365
Construction and land	9,172	1,487	619	---	1,017	12,295
Multi-family	---	---	---	395	699	1,094
Total real estate loans	21,986	3,475	6,704	22,567	147,215	201,947

Consumer loans	10,177	1,869	4,998	5,048	6,438	28,530

Commercial business loans	4,872	454	1,606	1,857	880	9,669

Total loan portfolio	$37,035	$5,798	$13,308	$29,472	$154,533	$240,146

The total amount of the above loans that mature or are due after June 30, 2009 that have fixed interest rates is $196.0 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $7.1 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail on pages 9-10 of Greene County Bancorp, Inc.’s 2008 Annual Report to Shareholders, which discussion is incorporated herein by reference.

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

Loan Origination Fees and Other Income.  In addition to interest earned on loans, The Bank of Greene County receives loan origination fees.  Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

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

At June 30, 2008, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a commercial mortgage to purchase a local golf course and restaurant; the total outstanding balance of this loan was $1.4 million, and the loan was performing in accordance with its terms at June 30, 2008.

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

Loans Past Due and Non-performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as non-performing.   Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status.  Other real estate owned is included in non-performing assets.  At June 30, 2008, The Bank of Greene County had non-performing loans of $1.9 million and a ratio of non-performing loans to total loans of 0.81%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of OREO is charged against earnings.  At June 30, 2008, The Bank of Greene County had no OREO and its ratio of non-performing assets to total assets was 0.51%.

The following table sets forth delinquencies in The Bank of Greene County's loan portfolio at June 30, 2008.  When a loan is delinquent 90 days or more, The Bank of Greene County fully reverses all accrued interest thereon and ceases to accrue interest or other deferred origination fees or costs thereafter.  A loan is not removed from nonaccrual status until the loan is current and evidence supports the borrower’s ability to maintain a current status.  The Bank of Greene County had no nonaccrual loans in the 60 to 89 days delinquent category at June 30, 2008 and 2007.  For all the dates indicated, The Bank of Greene County did not have any material restructured loans.  The following table is as of June 30, 2008.
			Percentage of loan delinquency category
(dollars in thousands)		Dollar amount
	Number
60 to 89 days delinquent
Real estate:
One-to-four family	14	$969	44.65%
Commercial	5	980	45.16
Construction and land	---	---	---
Multifamily	1	134	6.18
Installment	7	18	0.83
Home equity	3	69	3.18
Commercial business	---	---	---
Total loan delinquency 60 to 89 days	30	$2,170	100.00%

90 days and over delinquent
Real estate:
One-to-four family	8	$1,123	57.92%
Commercial	2	91	4.69
Construction and land	1	38	1.96
Multifamily	1	26	1.34
Installment	3	26	1.34
Home equity	3	493	25.43
Commercial business	2	142	7.32
Total loan delinquency 90 days and over	20	$1,939	100.00%

Total loans delinquent 60 days and over
Real estate:
One-to-four family	22	$2,092	50.91%
Commercial	7	1,071	26.06
Construction and land	1	38	0.93
Multifamily	2	160	3.89
Installment	10	44	1.07
Home equity	6	562	13.68
Commercial business	2	142	3.46
Total loans delinquent 60 days and over	50	$4,109	100.00%

Nonaccrual Loans and Nonperforming Assets.  The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated.  The Bank of Greene County had no accruing loans delinquent more than 90 days at June 30, 2008, 2007, or 2006.

(dollars in thousands)	At June 30,
	2008	2007	2006

Nonaccruing loans:
Real estate loans
One-to-four family	$1,123	$408	$3
Commercial	91	111	---
Construction and land	38	43	---
Multifamily	26	---	---
Installment	26	10	4
Home equity	493	110	---
Commercial business	142	---	---
Total nonaccruing loans	1,939	682	7

Total real estate owned	---	---	---

Total non-performing assets	$1,939	$682	$7

Total as a percentage of total assets	0.51%	0.21%	0.01%

During the year ended June 30, 2008, gross interest income of $160,000 would have been recorded on nonaccrual loans under their original terms if the loans had been current throughout the period.  Interest income of $93,000 was recorded on nonaccrual loans during the year ended June 30, 2008.  There was a significant increase in the level of non-performing assets when fiscal year ended June 30, 2008 is compared to fiscal years ended June 30, 2007 and 2006.  Management feels that the level of non-performing assets at June 30, 2008 represents a return to more normal levels of delinquency than the prior two years which were believed to be artificially low as consumers were able to use equity in homes and other revolving credit so support timely payments, for many consumers these options are not currently available.  As the Bank of Greene County saw a significant growth in new loans over the last several years natural aging of the loan portfolio is also partially a cause for the increase in delinquencies as consumer circumstances may change from the time the loan was originally closed.

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

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it establishes a valuation allowance or "loss reserve" in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When The Bank of Greene County classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount.  The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.  At June 30, 2008, The Bank of Greene County had four loans that amounted to $305,000 classified as substandard, four loans that amounted to $723,000 classified as special mention and no other classified assets.  Classified assets of $402,000 have been included in nonaccrual loans.  The remaining $626,000 of classified loans are performing; however, they have been classified because of a deterioration in the financial status of the borrower or in the value of the underlying collateral.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and its valuation of OREO.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The allowance for loan losses is increased by a provision for loan losses and recoveries of previously charged off loans and is reduced by loans charged-off.  At June 30, 2008, the total allowance was $1.9 million, which amounted to 0.79% of total loans receivable and 97.37% of nonperforming loans.  Management will continue to monitor and modify the level of the allowance for loan losses.  For the year ended June 30, 2008, The Bank of Greene County’s charge-offs amounted to $362,000.  For the years ended June 30, 2007 and 2006, The Bank of Greene County’s charge-offs amounted to $193,000 and $187,000, respectively.

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

(dollars in thousands)	For the Years Ended June 30,
	2008	2007	2006

Balance at the beginning of period	$1,486	$1,314	$1,236

Charge-offs:
Commercial business	71	13	---
Installment loans to individuals	54	34	99
Overdraft protection account	237	146	88
Total charge-offs	362	193	187

Recoveries:
Residential mortgage	27	---	---
Commercial business	40	7	---
Installment loans to individuals	49	31	30
Overdraft protection account	67	48	35
Total recoveries	183	86	65

Net charge-offs	179	107	122
Provisions charged to operations	581	279	200
Balance at the end of period	$1,888	$1,486	$1,314

Ratio of net charge-offs to average loans outstanding	0.08%	0.05%	0.07%
Ratio of net charge-offs to nonperforming assets	9.23%	15.69%	1,742.86%
Allowance for loan losses to nonperforming loans	97.37%	217.89%	18,771.43%
Allowance for loan losses to total loans	0.79%	0.71%	0.69%
Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	June 30, 2008			June 30, 2007			June 30, 2006
			Percent			Percent			Percent
			of loans			of loans			of loans
		Loan	in each		Loan	in each		Loan	in each
	Amount of	Amounts	category	Amount of	Amounts	category	Amount of	Amounts	category
	loan loss	By	to total	loan loss	By	to total	Loan loss	By	to total
	allowance	Category	loans	allowance	Category	loans	allowance	Category	loans
(Dollars in thousands)
One-to-four family	$785	$158,193	65.9%	$499	$140,901	67.5%	$519	$131,010	68.4%
Commercial real estate	492	30,365	12.6	499	24,357	11.7	457	22,599	11.8
Construction and land	64	12,295	5.1	64	9,619	4.6	46	8,728	4.6
Multi-family	3	1,094	0.4	4	1,078	0.5	4	1,200	0.6
Installment	87	4,016	1.7	58	3,901	1.9	48	3,287	1.7
Home equity	154	23,957	10.0	127	19,719	9.4	83	16,486	8.6
Passbook	---	401	0.2	---	583	0.3	---	632	0.3
Commercial business	208	9,669	4.0	220	8,391	4.0	137	7,390	3.9
Overdraft Privilege	15	156	0.1	15	156	0.1	20	97	0.1
Specific	80	---	---	---	---	---	---	---	---
Unallocated	---	---	---	---	---	---	---	---	---
Totals	$1,888	$240,146	100.00%	$1,486	$208,705	100.0%	$1,314	$191,429	100.0%

Note 4 of Greene County Bancorp, Inc.’s Annual Report to Shareholders on page 33, which is incorporated herein by reference, discusses the $80,000 specific allocation of the allowance for loan losses toward impaired loans.

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

The Bank of Greene County's current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, The Bank of Greene County’s policy permits investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  The Bank of Greene County's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Bank of Greene County will only invest in securities rated “A” or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of investments in smaller non-rated local bonds.  The Bank of Greene County does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

At June 30, 2008, The Bank of Greene County had $113.1 million in investment securities, or 29.8% of total assets.  SFAS No. 115 requires The Bank of Greene County to designate its securities as held to maturity, available for sale, or trading, depending on The Bank of Greene County's ability and intent regarding its investments.  At December 1, 2007, Greene County Bancorp, Inc. reclassified $16.5 million in local, state and political subdivision securities from available-for-sale securities to held-to-maturity securities.  The Company has the ability and intent to hold these securities until maturity.  The issues transferred consisted of local municipal bonds which are considered illiquid and have no quoted market values.  Management estimated that the aggregate fair value of these securities at the time of transfer was equal to their aggregate amortized cost.  These securities will continue to be recorded at amortized cost.   As of June 30, 2008, held-to-maturity securities totaled $15.5 million, and available-for-sale securities totaled $97.7 million.  At June 30, 2008, The Bank of Greene County's securities portfolio included mortgage-backed securities totaling $60.8 million, or 16.0% of total assets.

Book Value of Investment Securities.  The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

	At June 30,
	2008		2007		2006
	Book	Percent	Book	Percent	Book	Percent
	Value	of total	Value	of total	Value	of total
(Dollars in Thousands)
Securities, available-for-sale:
U.S. government agencies	$16,146	14.3%	$19,628	22.5%	$10,990	12.6%
State and political subdivisions	10,850	9.5	29,034	33.3	29,939	34.3
Mortgage-backed securities	60,782	53.7	38,157	43.8	45,490	52.1
Asset-backed securities	49	0.1	76	0.1	93	0.1
Corporate debt securities	8,486	7.5	---	---	501	0.6
Long term certificate of deposit	1,000	0.9	---	---	---	---
Equity securities and other	379	0.3	289	0.3	254	0.3
Total securities, AFS	97,692	86.3	87,184	100.0	87,267	100.0
Securities, held-to-maturity:
State and political subdivisions	15,457	13.7	---	---	---	---
Total securities	$113,149	100.0%	$87,184	100.0%	$87,267	100.0%

The estimated fair values of debt securities at June 30, 2008 by contractual maturity are set forth in Note 3 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

Additional discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the level of mortgage-backed securities is set forth in Management’s Discussion and Analysis on page 13-14 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

In September 2008, as a result of the bankruptcy filing of Lehman Brother Holdings, Inc. (“Leman”) the Company will record an other-than-temporary impairment and take a non-cash charge to earnings in the quarter ended September 30, 2008 relating to a $260,000 Lehman debt security held by the Company.  The Company expects this charge to be approximately $160,000, net of taxes.

Mortgage-Backed and Asset-Backed Securities.  The Bank of Greene County purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored enterprises; and (iii) increase liquidity.  At June 30, 2008, mortgage-backed securities (including CMOs) totaled $60.8 million or 16.0% of total assets, all of which were classified as available for sale.  CMOs or collateralized mortgage obligations as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages.  CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested capital at different rates.  The CMO bond may pay the investor at a different rate than the underlying mortgage pool.  Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing.  As a result there is no final lump-sum payment at maturity.  The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.  At June 30, 2008, $2.9 million of the mortgage-backed securities were adjustable rate and $57.9 million were fixed rate.  The mortgage-backed securities portfolio had coupon rates ranging from 4.00% to 7.23%, a weighted average yield of 4.78% and a weighted average life (including pre-payment assumptions) of 4.5 years at June 30, 2008. The estimated fair value of The Bank of Greene County's mortgage-backed securities at June 30, 2008 was $60.8 million, which was $331,000 greater than amortized cost.

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

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby altering the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are prepaid. In addition, the market value of such securities may be adversely affected by changes in interest rates.  The Company has attempted to mitigate credit risk by limiting purchases of mortgage-backed securities to those offered by various government sponsored enterprises.

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of The Bank of Greene County's mortgage-backed securities portfolio.  The Bank of Greene County's $60.8 million mortgage-backed securities portfolio at June 30, 2008 consisted of $18.7 million with contractual maturities within five years, $12.9 million with contractual maturities of five to ten years and the remaining $29.2 million with contractual maturities more than 10 years.  However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce or increase the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, The Bank of Greene County may be subject to reinvestment risk because, to the extent that The Bank of Greene County's securities prepay faster than anticipated, The Bank of Greene County may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return.  Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving The Bank of Greene County of the ability to reinvest cash flows at the increased rates of interest.

At June 30, 2008, The Bank of Greene County’s portfolio of asset-backed securities contained one investment which amounted to $49,000, or less than 0.1% of total assets, which was classified as available for sale.  The security had a fixed coupon at 6.68%, a yield to maturity of 6.68%, and a remaining contractual maturity of over 10 years at June 30, 2008.  The estimated fair value of the asset-backed security at June 30, 2008 was $49,000, which was $7,000 less than amortized cost at such date.

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

Mortgage Servicing Rights.  The Bank of Greene County had no mortgage servicing rights at June 30, 2008 or 2007 and does not expect to purchase any mortgage servicing rights in future periods nor sell mortgages with servicing retained.

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

At June 30, 2008, consolidated deposits totaled $321.4 million.  At June 30, 2008, the Company had a total of $89.5 million in certificates of deposit, of which $82.2 million had maturities of one year or less.  Although a significant portion of our deposits were in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and our current pricing strategy, believes a large portion of such accounts will be retained upon maturity.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which The Bank of Greene County's branch offices are located.  The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County's ability to attract and retain deposits.  The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, and print media. It generally does not solicit deposits from outside its market area.  While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates.  The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits.  Historically, The Bank of Greene County has not used brokers to obtain deposits.  Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $46.8 million in deposits at June 30, 2008.

The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.

		At June 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Transaction and savings deposits:
Non-interest bearing deposits	$41,798	13.0%	$44,020	15.5%	$41,503	15.5%
Savings deposits	72,706	22.6	71,830	25.3	87,776	32.7
NOW deposits	79,487	24.7	56,053	19.7	32,253	12.0
Money market deposits	37,970	11.8	37,710	13.3	45,348	16.9
Total non-certificates of deposit	231,961	72.1	209,613	73.8	206,880	77.1

Certificates of deposit:
0.00 – 1.99%	11,842	3.7	---	---	27	0.0
2.00 – 2.99%	34,910	10.9	1,321	0.4	20,354	7.6
3.00 – 3.99%	26,561	8.3	24,064	8.5	26,400	9.9
4.00 – 4.99%	16,157	5.0	49,178	17.3	14,589	5.4
Total certificates of deposit	89,470	27.9	74,563	26.2	61,370	22.9
Total deposits	$321,431	100.0%	$284,176	100.0%	$268,250	100.0%

The amount of certificates of deposit greater than and less than $100,000 by time remaining to maturity as of  June 30, 2008 is set forth in Note 6 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

The following table sets forth the amount and remaining maturities of certificates of deposit accounts at June 30, 2008.

	0.00-	2.00-	3.00-	4.00-		Percent of
	1.99%	2.99%	3.99%	4.99%	Total	Total
(Dollars in thousands)
Certificates of deposit
Maturity in quarter ended:
September 30, 2008	$1,384	$1,678	$17,500	$12,193	$32,755	36.6%
December 31, 2008	9,666	13,544	2,962	840	27,012	30.2
March 31, 2009	792	17,204	2,415	283	20,694	23.1
June 30, 2009		516	1,086	104	1,706	1.9
September 30, 2009		547	1,063	120	1,730	1.9
December 31, 2009		888	693	178	1,759	2.0
March 31, 2010		133	94	670	897	1.0
June 30, 2010		147	59	210	416	0.5
September 30, 2010		34	16	157	207	0.2
December 31, 2010		153	56	234	443	0.5
March 31, 2011		2	2	590	594	0.7
June 30, 2011			62	392	454	0.5
Thereafter		64	553	186	803	0.9
Total	$11,842	$34,910	$26,561	$16,157	$89,470	100.0%

Percent of total	13.2%	39.0%	29.7%	18.1%	100.0%

Borrowed Funds.  In the event that The Bank of Greene County requires funds beyond its ability to generate them internally, additional sources of funds are available through the Federal Home Loan Bank (“FHLB”).  At June 30, 2008, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $31.8 million with the FHLB.   At June 30, 2008, there was a balance of $1.0 million outstanding. Residential mortgages are pledged by The Bank of Greene County as collateral to secure The Bank of Greene County’s line of credit and term borrowing.  Interest on the line is determined at the time of borrowing.  In addition to the overnight line of credit program, The Bank of Greene County also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates.  The advances are collateralized by all of The Bank of Greene County’s stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans, certain multi-family loans and U.S. Government sponsored enterprise obligations in an aggregate amount equal up to 133% of outstanding advances.  The maximum amount that the FHLB will advance to member institutions, including The Bank of Greene County, fluctuates from time to time in accordance with policies of the FHLB.

The following table set forth certain information regarding long-term borrowed funds as of June 30, 2008.

Amount	Rate	Maturity Date
$14,000,000	Ranging from 2.97% to 3.97%	Ranging from 02/01/2010 to 01/17/2014
$5,000,000	3.64% - convertible	10/24/2013

The $14.0 million borrowing consisted of several fixed rate, fixed term advances with a weighted average rate of 3.34% and a weighted average maturity of 34 months.  The $5.0 million borrowing, which carried a 3.64% interest rate at June 30, 2008, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If The Bank of Greene County chooses not to accept the replacement funding, the bank must repay this convertible advance, including any accrued interest, on the interest payment date.

Personnel

As of June 30, 2008, The Bank of Greene County had 104 full-time employees and 18 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also Bank employees.  A collective bargaining group does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.

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

Bad Debt Reserves.  Prior to the 1996 Act, The Bank of Greene County was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at The Bank of Greene County’s taxable income.  As a result of the 1996 Act, The Bank of Greene County must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Greene County Commercial Bank may opt for the reserve method of accounting for bad debts since it is not a thrift institution and the assets of the consolidated group are less than $500 million.  Greene County Commercial Bank had no reserve established as of June 30, 2008 since it held no loans at that date.

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

At June 30, 2008, The Bank of Greene County’s total federal pre-1988 reserve was approximately $1.8 million.  This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2008, Greene County Bancorp, Inc. and its subsidiaries had no net operating loss carry forward for federal income tax purposes.

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

State Taxation

New York State Taxation - General.  Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank report income on a combined fiscal year basis to New York State.  The New York State franchise tax on banking corporations is imposed in an amount equal to the greater of (a) 7.1% of the "entire net income" allocable to New York State, (b) 3.0% of the "alternative entire net income" allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) $250.  Entire net income is based on federal taxable income, subject to certain modifications.  Alternative entire net income is equal to entire net income without certain modifications.  Greene County Bancorp, MHC files a separate New York State franchise tax return.

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

Recapture of New York State Bad Debt Reserves.  If The Bank of Greene County ceases to qualify as a “thrift institution” (as defined in the New York State tax law), or fails to hold at least 60.0% of its assets in “Qualifying Assets”, it will no longer be entitled to use the reserve method and must recapture into entire net income a portion of its NY QRPL Reserve.  The amount subject to recapture is generally equal to the excess of the NY QRPL Reserve over the federal QRPL Reserve as of December 31, 1995.  The amount of The Bank of Greene County’s NY QRPL Reserve subject to recapture was approximately $1.8 million at June 30, 2008.  Since it is The Bank of Greene County’s intention to continue to qualify as a thrift institution and to meet the 60.0% Qualifying Asset test, a deferred tax liability has not been established for the New York State tax that would result from such failure.

Net Operating Loss Deductions.  For New York State franchise tax purposes, Greene County Bancorp, Inc. and its subsidiaries are not entitled to carry back or forward net operating losses (“NOLs”) incurred in taxable years ending before January 1, 2001.  NOLs incurred in taxable years beginning on or after January 1, 2001, of which there are none as of June 30, 2008, can be carried forward to the succeeding 20 taxable years and can not be carried back.

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

REGULATION

General

The Bank of Greene County is a federally chartered bank and Greene County Commercial Bank is a New York-chartered bank.  The Federal Deposit Insurance Corporation through the DIF (“Deposit Insurance Fund”) insures their deposit accounts up to applicable limits.  The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of Thrift Supervision and the New York State Banking Department (the “Department”), respectively, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer.  The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by the Office of Thrift Supervision and the Department, respectively, as well as the Federal Deposit Insurance Corporation concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as mutual savings and loan holding companies, are subject to regulation by the Office of Thrift Supervision and are required to file reports with the Office of Thrift Supervision.  Any change in such regulations, whether by the Department, the Federal Deposit Insurance Corporation, or the Office of Thrift Supervision could have a material adverse impact on The Bank of Greene County, Greene County Commercial Bank, or Greene County Bancorp, Inc., or Greene County Bancorp, MHC.

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

At June 30, 2008, The Bank of Greene County’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2008, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2008, The Bank of Greene County satisfied this test.

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

At June 30, 2008, The Bank of Greene County met the criteria for being considered “well-capitalized”.

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

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund.  As a result of the merger, the BIF and the SAIF were abolished.  The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2008, the annualized FICO assessment was equal to 1.12 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2008, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2008, The Bank of Greene County was in compliance with these reserve requirements.

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

Commercial Bank Regulation

Our commercial bank, Greene County Commercial Bank, derives its authority primarily from the applicable provisions of the New York Banking Law and the regulations adopted under that law. Our commercial bank is limited in its investments and the activities that it may engage in to those permissible under applicable state law and those permissible for national banks and their subsidiaries, unless those investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that the activity or investment would pose no significant risk to the deposit insurance fund. We limit our commercial bank activities to accepting municipal deposits and acquiring municipal and other securities.

Under New York Banking Law, our commercial bank is not permitted to declare, credit or pay any dividends if its capital stock is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that our commercial bank cannot declare or pay dividends in any calendar year in excess of “net profits” for such year combined with “retained net profits” of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

Our commercial bank is subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on The Bank of Greene County, discussed above. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank’s capital is, or may become, inadequate in view of the bank’s particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC’s prompt corrective action regulations.

At June 30, 2008, our commercial bank met the criteria for being considered “well-capitalized.”

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

ITEM 2.                      Description of Properties

The Bank of Greene County currently conducts its business through ten full-service banking offices.  Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The following table sets forth The Bank of Greene County's offices as of June 30, 2008.

		Original		Net Book Value
(Dollars in thousands)	Leased	Year	Date of	Of Property or
	Or	Leased or	Lease	Leasehold
Location	Owned	Acquired	Expiration	Improvements

Administration Office (1)
302 Main Street
Catskill, NY 12414	Owned	1999	---	$589

Operations Center
288 Main Street
Catskill, NY 12414	Owned	2006	---	$1,499

Full Service Branches
Main Branch (1)
Main & Church Streets
Catskill, NY 12414	Owned	1963	---	$298

Coxsackie Branch
2 Technology Drive
West Coxsackie, NY 12192	Owned	2005	---	$1,994

Cairo Branch
230 Matthew Simons Road
Cairo, NY 12413	Owned	2005	---	$2,058

Chatham Branch
Route 66
Chatham, NY 12037	Owned	2006	---	$2,040

Greenville Branch
Route 32
Greeneville, NY 12083	Owned	1997	---	$868

Greenport Branch
160 Fairview Avenue
Hudson, NY 12534	Leased	2006	December 31, 2011	$591

Hudson Branch
21 North 7th Street
Hudson, NY 12534	Leased	2004	October 31, 2008	$---

Tannersville Branch
Main Street
Tannersville, NY 12485	Owned	2000	---	$1,132

Westerlo Branch
Routes 141 & 143
Westerlo, NY 12193	Leased	2001	November 30, 2010	$84

Catskill Commons Branch
100 Catskill Commons
Catskill, NY 12414	Owned	2006	---	$2,043

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

The “Common Stock and Related Matters” section on page 21 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

There were no sales of unregistered securities during fiscal 2008, 2007 or 2006.  The following table presents a summary of the Company’s shares repurchased during the last quarter of the fiscal year ended June 30, 2008

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May yet be Purchased Under the Program (1)
April 1 – April 30, 2008	16,220	$13.32	16,220	29,868
May 1 – May 31, 2008	--	--	--	29,868
June 1 – June 30, 2008	--	--	--	29,868

(1) On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of June 30, 2008, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.

As of June 30, 2008, the Company has adopted three equity-based compensation plans: the 2000 Stock Option Plan, the 2000 Recognition and Retention Plan and the ESOP.  The 2000 Stock Option Plan and the 2000 Recognition and Retention Plan have been approved by stockholders of the Company and, except for the ESOP, the Company has not implemented any equity-based compensation program that has not been approved by Company stockholders.

Set forth below is certain information as of June 30, 2008 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2000 Stock Option Plan	41,944	$5.00	0
2000 Recognition and Retention Plan	—	—	0
Total	41,944	$5.00	0

ITEM 6.                      Management's Discussion and Analysis or Plan of Operation

The “Management's Discussion and Analysis of Financial Condition and Results of Operations” section on pages 8-21 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, including herewith as Exhibit 13, is incorporated herein by reference.

ITEM 7.                      Financial Statements

The audited consolidated financial statements for the year ended June 30, 2008 is filed as part of Greene County Bancorp, Inc.’s Annual Report to Shareholders on pages 22-40, and is incorporated herein by reference.

ITEM 8.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting appears on pages 22 of the Company’s Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 8B.                      Other Information

Not applicable.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The “Proposal I - Election of Directors” section on pages 2-19 of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) is incorporated herein by reference.

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

ITEM 10.                      Executive Compensation

The “Proposal I - Election of Directors” section on pages 2-19 of Greene County Bancorp, Inc.’s 2008 Proxy Statement is incorporated herein by reference.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section on page 2-19 of Greene County Bancorp, Inc.’s 2008Proxy Statement is incorporated herein by reference.

ITEM 12.                      Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section on page 19 of Greene County Bancorp, Inc.’s 2008 Proxy Statement is incorporated herein by reference.

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

ITEM 14.                      Principal Accountant Fees and Services

The “Proposal 2-Ratification of Appointment of Auditors” section on page 20 Greene County Bancorp, Inc.’s 2008 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 29, 2008                                    By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Michelle Plummer
        Michelle Plummer
        Executive Vice President,
 Chief Operating Officer and Chief Financial Officer

Date:  September 29, 2008

By:   /s/ David H. Jenkins                                                      By: /s/ Paul Slutzky
David H. Jenkins, DVM                                                       Paul Slutzky
Director                                                                                   Director

Date:  September 29, 2008                                                      Date:  September 29, 2008

By:  /s/ Dennis R. O’Grady                                                   By:  /s/ Martin C. Smith
Dennis R. O’Grady                                                               Martin C. Smith
Director                                                                                  Chairman of the Board

Date:  September 29, 2008                                                      Date:  September 29, 2008

By:   /s/ Arthur Place
       Arthur Place
       Director

Date:  September 29, 2008

By:  /s/ Charles Schaefer                                                       By:  /s/ J. Bruce Whittaker
        Charles Schaefer                                                                    J. Bruce Whittaker
        Director                                                                                   Director

Date:  September 29, 2008                                                      Date:  September 29, 2008

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

The Bank of Greene County                                                                    100.0% owned by Greene County Bancorp, Inc.

Greene County Commercial Bank                                                           100.0% owned by The Bank of Greene County

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-51538) of Greene County Bancorp, Inc. (the “Company”) of our report dated September 5, 2008, relating to the Company’s consolidated financial statements as of and for the years ended June 30, 2008 and 2007, which report appears in the Annual Report to Shareholders included as Exhibit 13.0 in this Form 10-KSB.

/s/ Beard Miller Company LLP
Beard Miller Company, LLP
Clark, New Jersey
September 5, 2008

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

4.
The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) designed such internal control over finance reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d) disclosed in this annual report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors:

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

Date: September 29, 2008                                                                    /s/ Donald E. Gibson
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

4.
The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) designed such internal control over finance reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d) disclosed in this annual report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors:

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

Date: September 29, 2008                                                                        /s/ Michelle M. Plummer
    Michelle M. Plummer
Executive Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, and Michelle M. Plummer, Executive Vice President, Chief Operating Officer and Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) each certify in his or her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2008 and that to the best of his or her knowledge:

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

Date: September 29, 2008                                                                    /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

Date: September 29, 2008                                                                    /s/ Michelle M. Plummer
Michelle M. Plummer
                                                                                                                Executive Vice President, Chief Operating Officer and Chief Financial Officer