Form 10-Q
period 2008-09-30
GREENE COUNTY BANCORP INC
filed 2008-11-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes:       X                                No: ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   _____                                                                           Accelerated filer _____
Non-accelerated filer     _____                                                                           Smaller reporting company   __X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:                                         No:     X

As of November 13, 2008, the registrant had 4,103,120 shares of common stock outstanding at $ .10 par value.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	5
	* Consolidated Statements of Changes in Shareholders’ Equity	6
	* Consolidated Statements of Cash Flows	7
	* Notes to Consolidated Financial Statements	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signatures	28

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
		29 30 31 32

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2008 and June 30, 2008
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2008	June 30, 2008
Cash and due from banks	$9,453	$7,297
Federal funds sold	1,244	1,365
Total cash and cash equivalents	10,697	8,662

Long term certificate of deposit	1,000	1,000
Securities available for sale, at fair value	138,157	96,692
Securities held to maturity, at amortized cost	15,429	15,457
Federal Home Loan Bank stock, at cost	1,678	1,386

Loans	254,551	240,146
Less: Allowance for loan losses	(1,984)	(1,888)
Unearned origination fees and costs, net	274	182
Net loans receivable	252,841	238,440

Premises and equipment	15,269	15,108
Accrued interest receivable	2,517	2,139
Prepaid expenses and other assets	981	724
Total assets	$438,569	$379,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$39,501	$41,798
Interest bearing deposits	334,056	279,633
Total deposits	373,557	321,431

Borrowings from FHLB, short-term	7,500	1,000
Borrowings from FHLB, long-term	19,000	19,000
Accrued expenses and other liabilities	1,806	1,910
Total liabilities	401,863	343,341

Shareholders’ equity:
Preferred stock,
Authorized 1,000,000 shares; none issued	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,100,928 shares at September 30, 2008
and 4,095,528 shares at June 30, 2008;	431	431
Additional paid-in capital	10,303	10,267
Retained earnings	27,687	27,183
Accumulated other comprehensive loss	(160)	(9)
Treasury stock, at cost, 204,742 shares at September 30,
2008, and 210,142 shares at June 30, 2008	(1,545)	(1,586)
Unearned ESOP shares, at cost	(10)	(19)
Total shareholders’ equity	36,706	36,267
Total liabilities and shareholders’ equity	$438,569	$379,608
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands, except share and per share amounts)
	2008	2007
Interest income:
Loans	$3,910	$3,558
Investment securities – taxable	362	256
Mortgage-backed securities	807	393
Tax exempt securities	231	275
Interest bearing deposits and federal funds sold	26	127
Total interest income	5,336	4,609

Interest expense:
Interest on deposits	1,447	1,802
Interest on borrowings	170	46
Total interest expense	1,617	1,848

Net interest income	3,719	2,761

Provision for loan losses	195	143
Net interest income after provision for loan losses	3,524	2,618

Non-interest income:
Service charges on deposit accounts	786	631
Debit card fees	230	183
Investment services	82	92
E-commerce fees	70	70
Write-down of impairment of available-for-sale security	(221)	---
Other operating income	99	120
Total non-interest income	1,046	1,096

Non-interest expense:
Salaries and employee benefits	2,004	1,520
Occupancy expense	267	220
Equipment and furniture expense	164	214
Service and data processing fees	303	257
Computer software, supplies and support	80	80
Advertising and promotion	83	80
Other	459	534
Total non-interest expense	3,360	2,905

Income before provision for income taxes	1,210	809
Provision for income taxes	401	240
Net income	$809	$569

Basic EPS	$0.20	$0.14
Basic average shares outstanding	4,096,149	4,137,556
Diluted EPS	$0.20	$0.14
Diluted average shares outstanding	4,119,313	4,184,289
Dividends per share	$0.17	$0.25
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net income	$809	$569

Other comprehensive (loss) income:

Unrealized holding (losses) gains on available for sale securities, arising during the three months ended September 30, 2008 and 2007,
net of income taxes of ($182) and $290, respectively.	(286)	455

Reclassification adjustment for impairment write-down on securities available for sale realized in net income net of income taxes of $86, and $0,
respectively.	135	---

Other comprehensive (loss) income	(151)	455

Comprehensive income	$658	$1,024

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Unearned	Total
	Common	Paid – In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Equity

Balance at
June 30, 2007	$431	$10,319	$25,962	$(400)	$(828)	$(69)	$35,415

ESOP shares earned		28				15	43

Options exercised		(1)			3		2

Shares repurchased					(4)		(4)

Dividends declared			(462)				(462)

Net income			569				569

Adoption of FIN 48			(218)				(218)

Unrealized gain on securities, net				455			455
Balance at
September 30, 2007	$431	$10,346	$25,851	$55	$(829)	$(54)	$35,800
Balance at
June 30, 2008	$431	$10,267	$27,183	$(9)	$(1,586)	$(19)	$36,267

ESOP shares earned		18				9	27

Options exercised		(19)			41		22

Stock options earned		37					37

Dividends declared			(305)				(305)

Net income			809				809

Unrealized loss on securities, net				(151)			(151)
Balance at
September 30, 2008	$431	$10,303	$27,687	$(160)	$(1,545)	$(10)	$36,706

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

(In thousands)	2008	2007
Cash flows from operating activities:
Net Income	$809	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	220	258
Net amortization of premiums and discounts	24	80
Net amortization of deferred loan costs and fees	32	17
Provision for loan losses	195	143
ESOP shares earned	27	43
Stock option compensation expense	37	---
Write-down of impairment of available-for-sale security	221	---
Net (decrease) increase in accrued income taxes	(99)	179
Net (increase) decrease in accrued interest receivable	(378)	96
Net decrease (increase) in prepaid and other assets	19	(26)
Net decrease in other liabilities	(185)	(257)
Net cash provided by operating activities	922	1,102

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities and payments of securities	2,004	4,362
Purchases of securities	(46,242)	(2,224)
Principal payments on securities	2,281	---
Securities held-to-maturity:
Proceeds from maturities and payments of securities	235	---
Purchases of securities	(872)	---
Principal payments on securities	665	---
Net (purchase) redemption of Federal Home Loan Bank Stock	(292)	2,532
Net increase in loans receivable	(14,628)	(10,986)
Proceeds from sale of premises and equipment	---	1
Purchases of premises and equipment	(381)	(695)
Net cash used in investing activities	(57,230)	(7,010)

Cash flows from financing activities:
Net increase in short-term FHLB advances	6,500	---
Dividends paid	(305)	(462)
Proceeds from exercise of stock options	22	2
Purchase of treasury stock	---	(4)
Net increase in deposits	52,126	12,885
Net cash provided by financing activities	58,343	12,421

Net increase in cash and cash equivalents	2,035	6,513

Cash and cash equivalents at beginning of period	8,662	14,026

Cash and cash equivalents at end of period	$10,697	$20,539

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2008 and 2007

(1)   Basis of Presentation

The accompanying consolidated statement of financial condition  as of June 30, 2008 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three months ended September 30, 2008 and 2007 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2008, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2009.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s most critical accounting policies relates to the allowance for loan losses and potential impairment of investment securities.

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

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Staff Accounting Bulletin 59, “Noncurrent Marketable Equity Securities,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary.  Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss.

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

(4)   Fair Value Measurements and Fair Value of Financial Instruments

SFAS 157, “Fair Value Measurement”, established a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$138,157	$78,428	59,729	---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. For many other securities where there is limited trading activity or less observable valuation inputs, the Company has classified such valuations as Level 3.

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.     Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  At September 30, 2008 and June 30, 2008, loans subject to nonrecurring fair value measurement had a gross carrying amount of $334,000 and $249,000, respectively, with an associated valuation allowance of $144,000 and $80,000, respectively, for a fair value of $190,000 and $169,000, respectively.  These loans were classified as a Level 3 valuation.

(5)   Earnings Per Share (“EPS”)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  The 164,500 options granted during the quarter ended September 30, 2008 (see note 9) were anti-dilutive in the current quarter.  There were no anti-dilutive securities or contracts outstanding during the quarter ended September 30, 2007.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
September 30, 2008	$809,000
Basic		4,096,149	$0.20
Effect of dilutive stock options		23,164	(0.00)
Diluted		4,119,313	$0.20

Three months ended
September 30, 2007	$569,000
Basic		4,137,556	$0.14
Effect of dilutive stock options		46,733	(0.00)
Diluted		4,184,289	$0.14

(6)	Dividends

On July 17, 2008, the Board of Directors declared a quarterly cash dividend of $0.17 per share of Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.68 per share, which represents a 6.3% increase from the previous quarter’s annual dividend rate paid of $0.64 in June 2008.  The dividend was payable to stockholders of record as of August 15, 2008, and paid on September 1, 2008.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends on the 2,304,632 shares of Company common stock it owns for the current period.

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

In December 2007, the FASB issued statement No. 141 (R) “Business Combinations”. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The new guidance will impact the Company’s accounting for business combinations completed beginning July 1, 2009.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not have an impact on our results of operations or financial condition as of and for the periods ended September 30, 2008.

 (9)     Stock-Based Compensation

At September 30, 2008, Greene County Bancorp, Inc. had three stock-based compensation plans, two of which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2008.  A new stock-based compensation plan (the “Option Plan”) was approved by shareholders on July 29, 2008 which allows the Company to issue up to 180,000 options and stock appreciation rights.  On August 19, 2008, the Board of Directors granted 164,500 options and stock appreciation rights (in tandem) to buy stock under the Option Plan at an exercise price of $12.50, the fair value of the stock on that date.  These options have a 10-year term and vest over a minimum of a three year period which is contingent upon meeting specific earnings performance goals. The fair value of each share option grant under the Option Plan was estimated on the date of grant to be $4.06 using the Black-Scholes option pricing model and assumes that performance goals will be achieved.   If such goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed.   The assumptions used in the Black-Scholes option pricing model as of the grant date were as follows:

Weighted average risk-free interest rate	3.23%
Weighted average expected term	6.5 years
Weighted average expected volatility	59.57%
Weighted average expected dividend	6.72%

The Company recognized $37,000 in compensation costs and related income tax benefit of $4,000 related to the Option Plan for the quarter ended September 30, 2008.  There was no stock-based compensation expense recorded during the quarter ended September 30, 2007.   At September 30, 2008, there was $631,400 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 2.75 years.

A summary of the Company’s stock option activity and related information for its option plans for the three months ended September 30, 2008 and 2007 is as follows:

	2008		2007
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	41,944	$5.00	72,664	$4.55
Options granted	164,500	$12.50	---	---
Exercised	(5,400)	$3.94	(500)	$3.94
Forfeited	---	---	---	---
Outstanding at period end	201,044	$11.17	72,164	$4.56
Exercisable at period end	36,544	$5.16	72,164	$4.56

The following table presents stock options outstanding and exercisable at September 30, 2008:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.94	28,044	1.50	$3.94
$9.20	8,500	3.40	$9.20
$3.94-$9.20	36,544	1.94	$5.16

The total intrinsic value of the options exercised during the three months ended September 30, 2008 and 2007, was approximately $52,000 and $4,000, respectively.  There were no stock options granted during the three months ended September 30, 2007.  The Company had 164,500 non-vested options outstanding at September 30, 2008 and no non-vested options outstanding at or during the quarter ended September 30, 2007.

(10)      Stock Repurchase Program

On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of September 30, 2008, the Company had repurchased 62,478 shares at an average cost of $12.79 per share.

(11)      Subsequent events

On October 22, 2008, the Board of Directors declared a quarterly dividend of $0.17 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.68 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2008, and will be paid on December 1, 2008.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the shares it owns.

The Company intends to apply to participate in the U.S. Treasury’s Capital Purchase Program (CPP), a part of the Emergency Economic Stabilization Act of 2008.  That application is due to the Office of Thrift Supervision by November 14, 2008.  The Company would be eligible to receive investment funds ranging between approximately $2.3 million and $6.7 million  from the U.S. Treasury.  While the Company and the Bank are both well-capitalized, participation in the program might enhance the Company’s flexibility in meeting future capital needs that may arise.  The Company has not made a final determination as to participation in the program.

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
(b)	general economic conditions, including unemployment rates and real estate values,
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

Comparison of Financial Condition as of September 30, 2008 and June 30, 2008

ASSETS

Total assets of the Company were $438.6 million at September 30, 2008 as compared to $379.6 million at June 30, 2008, an increase of $59.0 million, or 15.5%.  Securities available for sale amounted to $138.2 million, or 31.5% of assets, at September 30, 2008 as compared to $96.7 million, or 25.5% of assets, at June 30, 2008, an increase of $41.5 million or 42.9%.   Securities purchases, including both available-for-sale and held-to-maturity issues, totaled $47.1 million between June 30, 2008 and September 30, 2008.  These activities were partially offset by principal pay-downs and maturities of $5.2 million over the same time frame.  Loans grew by $14.4 million or 6.0% to $254.6 million at September 30, 2008 as compared to $240.1 million at June 30, 2008.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $10.7 million at September 30, 2008 as compared to $8.7 million at June 30, 2008, an increase of $2.0 million or 23.0%.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, increased $41.5 million or 37.0% to $153.6 million at September 30, 2008 as compared to $112.1 million at June 30, 2008.  Securities purchases totaled $47.1 million during the quarter ended September 30, 2008.  Purchases consisted of $15.6 million of U.S. government agency bonds, $30.4 million of mortgage-backed securities, and $1.1 million of state and political subdivision securities. These purchases were funded through deposit growth, primarily from local municipalities. The deposits with municipalities require the Company to pledge securities as collateral for any uninsured balances.  This increase was partially offset by principal pay-downs and maturities that amounted to $5.2 million, of which $2.3 million were mortgage-backed securities, $900,000 were state and political subdivision securities and $2.0 million were U.S. government agency securities. Additionally, during the quarter ended September 30, 2008, unrealized net losses on available for sale securities increased $247,000.  Greene County Bancorp, Inc. holds 17.2% of the securities portfolio at September 30, 2008 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.     Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
	September 30, 2008		June 30, 2008
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio

Securities available-for-sale:
U.S. government agencies	$29,632	19.3%	$16,146	14.4%
State and political subdivisions	11,039	7.2	10,850	9.7
Mortgage-backed securities	89,117	58.0	60,782	54.2
Asset-backed securities	53	0.1	49	0.1
Corporate debt securities	7,930	5.1	8,486	7.5
Total debt securities	137,771	89.7	96,313	85.9
Equity securities and other	386	0.3	379	0.3
Total available-for-sale securities	138,157	90.0	96,692	86.2
Securities held-to-maturity:
State and political subdivisions	15,429	10.0	15,457	13.8
Total securities	$153,586	100.0%	$112,149	100.0%

LOANS

Net loans receivable increased to $252.8 million at September 30, 2008 from $238.4 million at June 30, 2008, an increase of $14.4 million, or 6.0%.  The loan growth experienced during the quarter primarily consisted of $6.2 million in residential mortgages, $5.1 million in commercial real estate loans, $1.6 million in construction and land loans, and $1.1 million in home equity loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  It appears consumers continue to use the equity in their homes to fund financing needs for some activities, where in the past an installment loan may have been the choice.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending.  It should be noted however that the Company is subject to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  As of September 30, 2008, declines in home values have been modest in the Company’s market area.

(Dollars in thousands)
	At Sept. 30, 2008	Percentage of portfolio	At June 30, 2008	Percentage of portfolio
Real estate mortgages
Residential	$164,351	64.6%	$158,193	65.9%
Construction and land	13,944	5.5	12,295	5.1
Commercial	35,511	13.9	30,365	12.6
Multifamily	1,032	0.4	1,094	0.5
Home equity loans	25,075	9.8	23,957	10.0
Commercial loans	10,217	4.0	9,669	4.0
Installment loans	4,021	1.6	4,172	1.7
Passbook loans	400	0.2	401	0.2
Total loans	$254,551	100.0%	$240,146	100.0%
Deferred fees and discounts	274		182
Less: Allowance for loan losses	(1,984)		(1,888)
Net loans receivable	$252,841		$238,440

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan losses.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.  The level of the provision for the three months ended September 30, 2008, was driven by the continued growth of the loan portfolio and recent increases in loan delinquencies.  Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Three months ended
	September 30, 2008	September 30, 2007

Balance at the beginning of the period	$1,888	$1,486
Charge-offs:
Residential mortgage	31	---
Installment loans to individuals	17	12
Overdraft protection	74	69
Total loans charged off	122	81

Recoveries:
Home equity loans	--	27
Installment loans to individuals	9	7
Overdraft protection	14	15
Total recoveries	23	49

Net charge-offs	99	32

Provisions charged to operations	195	143
Balance at the end of the period	$1,984	$1,597

Ratio of annualized net charge-offs to average loans outstanding	0.16%	0.06%
Ratio of annualized net charge-offs to nonperforming assets	20.08%	15.80%
Allowance for loan losses to nonperforming loans	100.61%	197.16%
Allowance for loan losses to total loans receivable	0.78%	0.73%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis.  Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate  is considered nonperforming.  The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2008 or June 30, 2008.

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At September 30, 2008	At June 30, 2008

Nonaccruing loans:
Real estate mortgage loans
Residential mortgages loans (one- to four-family)	$1,391	$1,123
Construction and land	---	38
Commercial mortgage loans	90	91
Multifamily	26	26
Home equity	331	493
Commercial loans	96	142
Installment loans to individuals	38	26

Total nonaccruing loans	1,972	1,939

Foreclosed real estate	---	---

Total nonperforming assets	$1,972	$1,939

Total nonperforming assets as a percentage of total assets	0.45%	0.51%

Total nonperforming loans to net total loans	0.78%	0.81%

The Company identifies impaired loans and measures the impairment in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114), as amended.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  There was $313,000 in impaired loans as of September 30, 2008 of which $122,000 were nonaccrual.  The Company has allocated approximately $144,000 of the allowance for loan losses for these loans as of September 30, 2008.  Interest income of $16,000 and $8,000 was recorded on nonaccrual loans based on cash payments received during the quarters ended September 30, 2008 and 2007, respectively.

DEPOSITS

Total deposits increased to $373.6 million at September 30, 2008 from $321.4 million at June 30, 2008, an increase of $52.2 million, or 16.2%.  The Company has recently attracted new local municipalities including school districts to use the services of Greene County Commercial Bank, which is a limited purpose entity for such activities.  Greene County Commercial Bank has sought core deposits from such entities rather than more expensive time accounts.  The level of deposits held by such public entities can be cyclical and fluctuate significantly from quarter to quarter and are significantly dependent and affected by tax collection periods or special projects such as new buildings or renovations.  These types of local municipal entities are also required to have certain forms of collateral pledged for amounts deposited over the FDIC insurance limits.  Deposits at Greene County Commercial Bank increased $52.9 million to $99.7 million at September 30, 2008 compared to $46.8 million at June 30, 2008. This increase was primarily in NOW deposits.  Interest bearing checking accounts (NOW accounts) increased $51.6 million or 64.9% to $131.1 million at September 30, 2008 as compared to $79.5 million at June 30, 2008.  Savings deposits decreased $5.3 million or 7.3% to $67.4 million at September 30, 2008 as compared to $72.7 million at June 30, 2008.    Money market deposits increased $6.3 million to $44.3 million at September 30, 2008.   Certificates of deposit balances increased $1.8 million between June 30, 2008 and September 30, 2008.  Noninterest bearing deposits decreased $2.3 million to $39.5 million at September 30, 2008.

(Dollars in thousands)
	At Sept. 30, 2008	Percentage Of portfolio	At June 30, 2008	Percentage Of portfolio

Noninterest bearing deposits	$39,501	10.6%	$41,798	13.0%
Certificates of deposit	91,289	24.4	89,470	27.9
Savings deposits	67,430	18.0	72,706	22.6
Money market deposits	44,284	11.9	37,970	11.8
NOW deposits	131,053	35.1	79,487	24.7
Total deposits	$373,557	100.0%	$321,431	100.0%

BORROWINGS

At September 30, 2008, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $31.8 million with the Federal Home Loan Bank.  At September 30, 2008, there was a balance of $7.5 million outstanding under the Overnight Line of Credit.  Interest rates on these lines is determined at the time of borrowing.

At September 30, 2008, The Bank of Greene County had term borrowings totaling $19.0 million from the FHLB, of which $14.0 million consisted of several fixed rate, fixed term advances with a weighted average rate of 3.34% and a weighted average maturity of 31 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate at September 30, 2008, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

Scheduled maturities of borrowings at September 30, 2008 were as follows:
(In thousands)
Fiscal year end
2010	$4,000
2011	5,000
2012	3,000
2013	1,000
2014	6,000
$19,000

EQUITY

Shareholders’ equity increased to $36.7 million at September 30, 2008 from $36.3 million at June 30, 2008, as net income of $809,000 was partially offset by dividends declared and paid of $305,000. Additionally, shareholders’ equity decreased  $151,000 as a result of unrealized losses, net of tax in the available-for-sale investment portfolio  Other changes in equity, totaling an $86,000 increase, were the result of activities associated with the various stock-based compensation plans of the Company including the 2000 and 2008 Stock Option Plans and ESOP Plan.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2008 and 2007.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

(Dollars in thousands)	2008	2008	2008	2007	2007	2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$246,870	$3,910	6.34%	$213,537	$3,558	6.66%
Securities[2]	119,921	1,377	4.59	87,251	912	4.18
Federal funds	2,307	11	1.91	5,958	75	5.04
Interest bearing bank balances	3,006	15	2.00	4,565	52	4.56
FHLB stock	1,397	23	6.58	657	12	7.31
Total interest earning assets	373,501	5,336	5.71%	311,968	4,609	5.91%
Cash and due from banks	6,340			5,718
Allowance for loan losses	(1,912)			(1,509)
Other non-interest earning assets	17,539			15,766
Total assets	$395,468			$331,943

Interest bearing liabilities:
Savings and money market deposits	$115,154	$360	1.25%	$111,929	$557	1.99%
NOW deposits	89,553	417	1.86	59,270	383	2.58
Certificates of deposit	89,900	670	2.98	77,737	862	4.43
Borrowings	20,278	170	3.35	5,000	46	3.68
Total interest bearing liabilities	314,885	1,617	2.05%	253,936	1,848	2.91%
Non-interest bearing deposits	41,828			41,522
Other non-interest bearing liabilities	2,287			927
Shareholders’ equity	36,468			35,558
Total liabilities and equity	$395,468			$331,943

Net interest income		$3,719			$2,761

Net interest rate spread			3.66%			3.00%

Net Earning Assets	$58,616			$58,032

Net interest margin			3.98%			3.54%

Average interest earning assets to
average interest bearing liabilities			118.62%			122.85%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities,  asset-backed securities and long term certificates of deposit.

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

	Three Months Ended September 30,
(In thousands)	2008 versus 2007

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net[1]	$530	$(178)	$352
Investment securities[2]	368	97	465
Federal funds	(32)	(32)	(64)
Interest-bearing bank balances	(14)	(23)	(37)
FHLB stock	12	(1)	11
Total interest-earning assets	864	(137)	727

Interest-bearing liabilities:
Savings deposits	16	(213)	(197)
NOW deposits	160	(126)	34
Certificates of deposit	120	(312)	(192)
Borrowings	128	(4)	124
Total interest-bearing liabilities	424	(655)	(231)
Net interest income	$440	$518	$958

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities,  asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 0.82% for the quarter ended September 30, 2008 as compared to 0.69% for the quarter ended September 30, 2007.  Annualized return on average equity increased to 8.87% for the quarter ended September 30, 2008 as compared to 6.40% for the quarter ended September 30, 2007.  The increase in return on average assets and return on average equity was primarily the result of noninterest income, and higher net interest income, partially offset by higher noninterest expense. Net income amounted to $809,000 for the quarter ended September 30, 2008 as compared to $569,000 for the prior year period, an increase of $240,000 or 42.2%.  Average assets increased $63.6 million, or 19.2% to $395.5 million for the quarter ended September 30, 2008 as compared to $331.9 million for the quarter ended September 30, 2007.  Average equity increased $910,000, or 2.6%, to $36.5 million for the quarter ended September 30, 2008 as compared to $35.6 million for the quarter ended September 30, 2007.

INTEREST INCOME

Interest income amounted to $5.3 million for the quarter ended September 30, 2008 as compared to $4.6 million for the quarter ended September 30, 2007, an increase of $727,000 or 15.8%.  The increase in securities and loan volumes had the greatest impact on interest income when comparing the quarters ended September 30, 2008 and 2007.  Average loan balances increased $33.3 million while the yield on loans decreased 32 basis points when comparing the quarters ended September 30, 2008 and 2007.   Average securities increased $32.7 million when comparing the quarters ended September 30, 2008 and 2007. The yield on such securities increased 41 basis points during this same period.  The average balances of federal funds sold decreased $3.7 million, and the yield decreased 313 basis points when comparing the quarters ended September 30, 2008 and 2007, resulting in a decrease in interest income.   The decrease in yield was due to the recent reduction in short-term rates implemented by the Federal Open Market Committee during the quarter ended September 30, 2008.  The decrease in income on interest bearing bank balances was primarily due to a 256 basis point decrease in yield and a $1.6 million decrease in average balance when comparing the quarters ended September 30, 2008 and 2007.

INTEREST EXPENSE

Interest expense amounted to $1.6 million for the quarter ended September 30, 2008 as compared to $1.8 million for the quarter ended September 30, 2007, a decrease of $231,000 or 12.5%.  Decreases in rates on interest-bearing liabilities contributed to the decrease in overall interest expense.  Interest expense was reduced $655,000 due to an 86 basis point decrease in the average rate on interest-bearing liabilities, which was partially offset by an increase in interest expense of $424,000 due to a $60.9 million increase in the average balance of interest-bearing liabilities.  The average rate paid on NOW deposits decreased 72 basis points when comparing the quarters ended September 30, 2008 and 2007, and the average balance of such accounts grew by $30.3 million.  The average balance of certificates of deposit grew by $12.2 million, and the average rate paid decreased by 145 basis points when comparing the quarters ended September 30, 2008 and 2007.  The average balance of savings and money market deposits increased by $3.2 million and the rate paid decreased by 74 basis points when comparing the quarters ended September 30, 2008 and 2007.  The average balance on borrowings increased $15.3 million and the rate decreased 33 basis points when comparing the quarters ended September 30, 2008 and 2007.

NET INTEREST INCOME

Net interest income increased $958,000 to $3.7 million for the quarter ended September 30, 2008 as compared to $2.8 million for the quarter ended September 30, 2008.  Net interest spread increased 66 basis points to 3.66% as compared to 3.00% when comparing the quarters ended September 30, 2008 and 2007.  Net interest margin increased 44 basis points to 3.98% for the quarter ended September 30, 2008 as compared to 3.54% for the quarter ended September 30, 2007.  The increase in average balances, along with the widening of the net interest spread and margin led to an increase in net interest income when comparing the quarters ended September 30, 2008 and 2007.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $195,000 for the quarter ended September 30, 2008 and $143,000 for the quarter ended September 30, 2007.  The increase in the level of provision was partially a result of growth in the loan portfolio, the recent increases in the level of loan delinquencies, and an increase in the amount of loan charge-offs.  At September 30, 2008, nonperforming assets were 0.45% of total assets and nonperforming loans were 0.78% of total loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income amounted to $1.0 million for the quarter ended September 30, 2008 as compared to $1.1 million for the quarter ended September 30, 2007, a decrease of $50,000 or 4.6%.  One factor that affected noninterest income was the other-than-temporary impairment associated with the bankruptcy filing of Lehman Brothers Holdings, Inc. (“Lehman”).  The Company recorded an other-than-temporary impairment of $221,000 ($135,000 net of tax) on a Lehman debt security held by the Company. The majority of the $171,000 increase in the other elements of noninterest income was from services fees on various accounts, including debit card fees.

NONINTEREST EXPENSE

Noninterest expense amounted to $3.4 million for the quarter ended September 30, 2008 as compared to $2.9 million for the quarter ended September 30, 2007, an increase of $455,000 or 15.7%.       Salaries and employee benefits increased $484,000 when comparing quarters ended September 30, 2008 and 2007.  The Company accrued $351,000 toward the expected future termination of its currently frozen defined benefit plan during the quarter ended September 30, 2008.  Additional expenses such as compensation and depreciation due to the new Chatham branch which opened in January 2008 also contributed to the higher noninterest expense.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 33.1% for the quarter ended September 30, 2008, compared to 29.7% for the quarter ended September 30, 2007.   The increased effective tax rate was due to a lesser portion of pre-tax income from tax-exempt income.

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

Mortgage loan commitments totaled $10.8 million at September 30, 2008.  The unused portion of overdraft lines of credit and premium overdraft privilege amounted to $9.6 million, the unused portion of home equity lines of credit amounted to $8.8 million, and the unused portion of commercial lines of credit amounted to $4.2 million at September 30, 2008.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from FHLBNY.

During the current fiscal year, The Bank of Greene County expects to open a new branch location in Ravena, New York.  It is expected that this branch will be open during the third quarter of fiscal 2009.   It is expected that the Company will have sufficient cash or other means of liquidity to fund this project.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2008 and June 30, 2008.  Consolidated shareholders’ equity represented 8.4% of total assets at September 30, 2008 and 9.6% of total assets of June 30, 2008.

On October 14, 2008, the U.S. Treasury announced that it would purchase equity stakes in a number of banks and savings and loan associations.  Under the Capital Purchase Program of the Troubled Assets Relief Program (“TARP”), $250 billion of the $700 billion authorized by the Emergency Economic Stabilization Act of 2008 will be made available by the U.S. Treasury to a variety of U.S. financial institutions in exchange for preferred stock.  In connection with its purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Financial institutions that take part in the TARP Capital Purchase Program will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program.  The U.S. Treasury also announced that nine major financial institutions had already agreed to participate in the TARP Capital Purchase Program, and numerous other financial institutions have subsequently agreed to take part.

On October 14, 2008, the FDIC announced the establishment of the Temporary Liquidity Guarantee Program, which was designed to strengthen confidence and encourage liquidity in the banking system by guaranteeing the (1) newly issued senior unsecured debt and (2) non-interest-bearing transaction accounts of participating institutions.  All eligible entities will be covered under the program unless they opt out of one or both of these components by December 5, 2008 (an extension from the original opt-out date of November 13, 2008).  Following that deadline, institutions that have opted out of either or both components cannot then opt in.  Similarly, institutions that have opted in by the December 5th deadline may not then opt out.  The Temporary Liquidity Guarantee Program will be in effect through December 31, 2009.

The Company  intends to submit an application to the U.S. Treasury to receive equity capital through the TARP Capital Purchase Program by the November 14, 2008 deadline.  As of this date, we have not applied to the FDIC to opt in or out of the Temporary Liquidity Guarantee Program.  However, as the details and ramifications of these and any other plans that may be introduced are clarified, we will continue to review them in order to determine whether or not we should participate in them.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures

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

       Item 1A.   Risk Factors
                    Not applicable to smaller reporting companies.

       Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May yet be Purchased Under the Program (1)
July 1 – September 30, 2008	---	---	---	29,868

(1) On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of September 30, 2008, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.

       Item 3.     Defaults Upon Senior Securities
                    Not applicable

       Item 4.     Submission of Matters to a Vote of Security Holders

On July 29, 2008, the Company held a special meeting of shareholders.  At the meeting, a proposal to adopt the Greene County Bancorp, Inc. 2008 Equity Incentive Plan was approved.  There were no broker non-votes.  The votes cast for and against this proposal were as follows:

     For                      Against                      Abstain

Number of votes                                                     3,262,537                 107,463                       16,189

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

Greene County Bancorp, Inc.

Date:  November 14, 2008

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 14, 2008

By: /s/ Michelle Plummer

Michelle Plummer
Executive Vice President, Chief Financial Officer, and Chief Operating Officer

EXHIBIT 31.1

Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Donald E. Gibson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Greene County Bancorp, Inc.;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2008                                                                             /s/ Donald E. Gibson
  Donald E. Gibson, President and
Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michelle M. Plummer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Greene County Bancorp, Inc.;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2008                                                                           /s/ Michelle Plummer
  Michelle M. Plummer,
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2008 and that to the best of his knowledge:

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

Date: November 14, 2008                                                                            /s/ Donald E. Gibson
  Donald E. Gibson, President and
Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2008 and that to the best of her knowledge:

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

Date: November 14, 2008                                                                           /s/ Michelle Plummer
  Michelle M. Plummer,
Executive Vice President, Chief Financial Officer and Chief Operating Officer