Form 10-Q
period 2008-12-31
GREENE COUNTY BANCORP INC
filed 2009-02-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT

GREENE COUNTY BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Commission file number  0-25165

                                 United States                                                                                                                                                       _____________14-1809721
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes:       X                                No:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   _____                                                                           Accelerated filer _____
Non-accelerated filer     _____                                                                           Smaller reporting company       X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:                                       No:     X

As of February 12, 2009, the registrant had 4,305,670 shares of common stock issued at $ 0.10 par value, and 4,103,120 shares were outstanding.

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2008 and June 30, 2008
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2008	June 30, 2008
Cash and due from banks	$9,785	$7,297
Federal funds sold	591	1,365
Total cash and cash equivalents	10,376	8,662

Long term certificate of deposit	1,000	1,000
Securities available for sale, at fair value	108,251	96,692
Securities held to maturity, at amortized cost	38,824	15,457
Federal Home Loan Bank stock, at cost	1,341	1,386

Loans	264,063	240,146
Allowance for loan losses	(2,208)	(1,888)
Unearned origination fees and costs, net	316	182
Net loans receivable	262,171	238,440

Premises and equipment	15,778	15,108
Accrued interest receivable	2,507	2,139
Prepaid expenses and other assets	614	724
Other real estate owned	100	---
Total assets	$440,962	$379,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$36,494	$41,798
Interest bearing deposits	344,907	279,633
Total deposits	381,401	321,431

Borrowings from FHLB, short term	---	1,000
Borrowings from FHLB, long term	19,000	19,000
Accrued expenses and other liabilities	2,508	1,910
Total liabilities	402,909	343,341

SHAREHOLDERS’ EQUITY
Preferred stock,
Authorized 1,000,000 shares; none issued	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,103,120 shares at December 31, 2008
and 4,095,528 shares at June 30, 2008;	431	431
Additional paid-in capital	10,376	10,267
Retained earnings	28,413	27,183
Accumulated other comprehensive income (loss)	362	(9)
Treasury stock, at cost 202,550 shares at December 31,
2008, and 210,142 shares at June 30, 2008	(1,529)	(1,586)
Unearned ESOP shares, at cost	---	(19)
Total shareholders’ equity	38,053	36,267
Total liabilities and shareholders’ equity	$440,962	$379,608
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2008 and 2007
(Unaudited)
(In thousands, except share and per share amounts)

	2008	2007
Interest income:
Loans	$7,989	$7,214
Investment securities – taxable	799	504
Mortgage-backed securities	1,865	868
Tax exempt securities	455	539
Interest bearing deposits and federal funds sold	30	256
Total interest income	11,138	9,381

Interest expense:
Interest on deposits	3,100	3,726
Interest on borrowings	342	93
Total interest expense	3,442	3,819

Net interest income	7,696	5,562

Provision for loan losses	613	278
Net interest income after provision for loan losses	7,083	5,284

Noninterest income:
Service charges on deposit accounts	1,562	1,327
Debit card fees	452	387
Investment services	134	187
E-commerce fees	130	129
Net loss on sale of available-for-sale securities	(12)	---
Write down for impairment of available-for-sale security	(221)	---
Other operating income	184	226
Total noninterest income	2,229	2,256

Noninterest expense:
Salaries and employee benefits	3,735	3,108
Occupancy expense	551	458
Equipment and furniture expense	342	424
Service and data processing fees	632	525
Computer supplies and support	155	158
Advertising and promotion	144	84
Other	954	1,097
Total noninterest expense	6,513	5,854

Income before provision for income taxes	2,799	1,686
Provision for income taxes	958	491
Net income	$1,841	$1,195

Basic EPS	$0.45	$0.29
Basic shares outstanding	4,099,154	4,137,088
Diluted EPS	$0.45	$0.29
Diluted average shares outstanding	4,120,398	4,182,920
Dividends per share	$0.34	$0.39
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2008 and 2007
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	2008	2007
Interest income:
Loans	$4,079	$3,656
Investment securities – taxable	437	248
Mortgage-backed securities	1,058	475
Tax exempt securities	224	264
Interest bearing deposits and federal funds sold	4	129
Total interest income	5,802	4,772

Interest expense:
Interest on deposits	1,653	1,924
Interest on borrowings	172	47
Total interest expense	1,825	1,971

Net interest income	3,977	2,801
Provision for loan losses	418	135

Net interest income after provision for loan losses	3,559	2,666

Noninterest income:
Service charges on deposit accounts	776	696
Debit card fees	222	204
Investment services	52	95
E-commerce fees	60	59
Net loss on sale of available-for-sale securities	(12)	---
Other operating income	85	106
Total noninterest income	1,183	1,160

Noninterest expense:
Salaries and employee benefits	1,731	1,588
Occupancy expense	284	238
Equipment and furniture expense	178	210
Service and data processing fees	329	268
Computer supplies and support	75	78
Advertising and promotion	61	42
Other	495	525
Total noninterest expense	3,153	2,949

Income before provision for income taxes	1,589	877
Provision for income taxes	557	251
Net income	$1,032	$626

Basic EPS	$0.25	$0.15
Basic shares outstanding	4,102,160	4,136,620
Diluted EPS	$0.25	$0.15
Diluted average shares outstanding	4,121,436	4,180,155
Dividends per share	$0.17	$0.14
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2008 and 2007
(Unaudited)
(In thousands)
	2008	2007

Net income	$1,841	$1,195

Other comprehensive income:

Unrealized holding gain arising during the six months
ended December 31, 2008 and 2007, net of income
tax expense of $141 and $560, respectively.	226	877

Accretion of unrealized loss on securities transferred to held-to-maturity
net of income tax of $2, and $0	3	---

Reclassification adjustment for loss on sale of available-for-sale securities
realized in net income net of income taxes of $5, and $0, respectively	7	---

Reclassification adjustment for impairment write-down on available-for-sale securities realized in net income net of income taxes of $86, and $0,
respectively.	135	---

Total other comprehensive income	371	877

Comprehensive income	$2,212	$2,072

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2008 and 2007
(Unaudited)
(In thousands)
	2008	2007

Net income	$1,032	$626

Other comprehensive income:

Unrealized holding gain arising during the three months ended December 31,
2008 and 2007, net of income tax expense of $323 and $269, respectively	512	422

Accretion of unrealized loss on securities transferred to held-to-maturity
net of income tax of $2, and $0	3	---

Reclassification adjustment for loss on sale of available-for-sale securities
realized in net income net of income taxes of $5, and $0, respectively	7	---

Total other comprehensive income	522	422

Comprehensive income	$1,554	$1,048

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2008 and 2007
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other		Unearned	Total
	Capital	Paid – In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Shares	Equity
				(loss)
Balance at
June 30, 2007	$431	$10,319	$25,962	($400)	($828)	($69)	$35,415

ESOP shares earned		55				30	85

Options exercised		(9)			31		22

Tax effect, Options		3					3

Shares repurchased					(153)		(153)

Dividends declared			(720)				(720)

Net income			1,195				1,195

Adoption of FIN 48			(218)				(218)

Unrealized gain on securities, net				877			877

Balance at
December 31, 2007	$431	$10,368	$26,219	$477	($950)	($39)	$36,506

Balance at
June 30, 2008	$431	$10,267	$27,183	($9)	($1,586)	($19)	$36,267

ESOP shares earned		43				19	62

Options exercised		(27)			57		30

Stock options earned		93					93

Dividends declared			(611)				(611)

Net income			1,841				1,841

Unrealized gain on securities, net				371			371

Balance at
December 31, 2008	$431	$10,376	$28,413	$362	($1,529)	--	$38,053

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2008 and 2007
(Unaudited)
(In thousands)
	2008	2007
Cash flows from operating activities:
Net Income	$1,841	$1,195
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	437	509
Net amortization of premiums and discounts	112	139
Net amortization of deferred loan costs and fees	65	31
Provision for loan losses	613	278
ESOP compensation earned	62	85
Stock option compensation	93	---
Write-down of impairment of available-for-sale securities	221	---
Net loss on sale of available-for-sale securities	12	---
Net increase (decrease) in accrued income taxes	223	(122)
Net increase in accrued interest receivable	(368)	(34)
Net decrease in prepaid and other assets	68	104
Net increase (decrease) in other liabilities	183	(126)
Net cash provided by operating activities	3,562	2,059

Cash flows from investing activities:
Available for sale securities:
Proceeds from maturities and calls of securities	5,844	5,652
Proceeds from sale of securities	4,587	---
Purchases of securities	(50,436)	(18,055)
Principal payments on securities	5,291	5,731
Held to maturity securities:
Proceeds from maturities and calls of securities	1,558	130
Purchases of securities and other investments	(3,846)	---
Principal payments on securities	2,336	20
Net redemption (purchase) of Federal Home Loan Bank Stock	45	(180)
Net increase in loans receivable	(24,509)	(15,491)
Purchases of premises and equipment	(1,107)	(1,025)
Net cash used in investing activities	(60,237)	(23,218)

Cash flows from financing activities:
Net decrease in short-term FHLB advances	(1,000)	---
Proceeds of long-term FHLB borrowings	---	4,000
Dividends paid	(611)	(720)
Proceeds from exercise of stock options	30	22
Purchase of treasury stock	---	(153)
Net increase in deposits	59,970	13,015
Net cash provided by financing activities	58,389	16,164
Net increase (decrease) in cash and cash equivalents	1,714	(4,995)
Cash and cash equivalents at beginning of period	8,662	14,026
Cash and cash equivalents at end of period	$10,376	$9,031

Non-cash investing activities:
Foreclosed loans transferred to other real estate owned	$100	$---
Reclassification of available-for-sale securities to held-to-maturity securities	23,754	16,535
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Six Months and Three Months Ended December 31, 2008 and 2007

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2008 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three and six months ended December 31, 2008 and 2007 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2008, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six month periods ended December 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2009.

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

(2)  Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries.  The Bank of Greene County has eleven full-service offices and an operations center located in its market area consisting of Greene County, Columbia County and southern Albany County, New York.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$108,251	$56,725	$51,526	$---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.     Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  At December 31, 2008, loans subject to nonrecurring fair value measurement had a gross carrying amount of $248,000 and a fair value of $168,000 with an associated valuation allowance of $80,000.  These loans were classified as a Level 3 valuation.  Changes in fair value for the quarter and six months ended December 31, 2008 was a decrease of $22,000 and $1,000, respectively, primarily the result of a charge-off.

(5)      Earnings Per Share

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

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Six Months Ended

December 31, 2008:	$1,841,000
Basic		4,099,154	$0.45
Effect of dilutive stock options		21,244	(0.00)
Diluted		4,120,398	$0.45

December 31, 2007:	$1,195,000
Basic		4,137,088	$0.29
Effect of dilutive stock options		45,832	(0.00)
Diluted		4,182,920	$0.29

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Three Months Ended

December 31, 2008:	$1,032,000
Basic		4,102,160	$0.25
Effect of dilutive stock options		19,276	(0.00)
Diluted		4,121,436	$0.25

December 31, 2007:	$626,000
Basic		4,136,620	$0.15
Effect of dilutive stock options		43,535	(0.00)
Diluted		4,180,155	$0.15

(6)  Dividends

On October 22, 2008, the Board of Directors declared a quarterly dividend of $0.17 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.68 per share, which was the same as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of November 15, 2008, and was paid on December 1, 2008.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the 2,304,632 shares of Company stock it owns.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our December 31, 2008 financial statements.  The application of the provisions of FSP 157-3 did not have an impact on our results of operations or financial condition as of and for the periods ended December 31, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

 (9)      Stock-Based Compensation

At December 31, 2008, Greene County Bancorp, Inc. had three stock-based compensation plans, two of which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2008.  A new stock-based compensation plan (the “Option Plan”) was approved by shareholders on July 29, 2008 which allows the Company to issue up to 180,000 options and stock appreciation rights.  On August 19, 2008, the Board of Directors granted 164,500 options and stock appreciation rights (in tandem) to buy stock under the Option Plan at an exercise price of $12.50, the fair value of the stock on that date.  These options have a 10-year term and vest over a minimum of a three year period which is contingent upon meeting specific earnings performance goals. The fair value of each share option grant under the Option Plan was estimated on the date of grant to be $4.06 using the Black-Scholes option pricing model and assumes that performance goals will be achieved.   If such goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed.   The assumptions used in the Black-Scholes option pricing model as of the grant date were as follows:

Weighted average risk-free interest rate	3.23%
Weighted average expected term	6.5 years
Weighted average expected volatility	59.57%
Weighted average expected dividend	6.72%

The Company recognized $56,000 and $93,000 in compensation costs and related income tax benefit of $6,000 and $10,000 related to the Option Plan for the quarter and six months ended December 31, 2008, respectively.  There was no stock-based compensation expense recorded during the quarter or six months ended December 31, 2007.   At December 31, 2008, there was $575,600 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 2.50 years.

A summary of the Company’s stock option activity and related information for its option plans for the six months ended December 31, 2008 and 2007 is as follows:

	2008		2007
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	41,944	$5.00	72,664	$4.55
Options granted	164,500	$12.50	---	---
Exercised	(7,592)	$3.94	(5,580)	$3.94
Forfeited	---	---	---	---
Outstanding at period end	198,852	$11.25	67,084	$4.60
Exercisable at period end	34,352	$5.24	67,084	$4.60

The following table presents stock options outstanding and exercisable at December 31, 2008:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.94	25,852	1.25	$3.94
$9.20	8,500	3.25	$9.20
$3.94-$9.20	34,352	1.75	$5.24

The total intrinsic value of the options exercised during the three and six months ended December 31, 2008 was approximately $17,000 and $61,000, respectively.  There were no stock options granted during the six months ended December 31, 2007.  The Company had 164,500 non-vested options outstanding at December 31, 2008 and no non-vested options outstanding at or during the quarter ended December 31, 2007.

(10)       Stock Repurchase Program

On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of December 31, 2008, the Company had repurchased 62,478 shares pursuant to this program at an average cost of $12.79 per share.

(11)      Subsequent Event

On January 20, 2009, the Board of Directors declared a quarterly cash dividend of $0.17 per share of Greene County Bancorp, Inc. common stock.  The dividend reflected an annual cash dividend rate of $0.68 cents per share, which was the unchanged from the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 13, 2009, and will be paid on March 2, 2009.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends on the 2,304,632 shares of Company common stock it owns for the current period.

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

Comparison of Financial Condition as of December 31, 2008 and June 30, 2008

ASSETS

Total assets of the Company were $441.0 million at December 31, 2008 as compared to $379.6 million at June 30, 2008, an increase of $61.4 million, or 16.2%.  Securities classified as both available-for-sale  and held-to-maturity amounted to $147.1 million, or 33.4% of assets, at December 31, 2008 as compared to $112.1 million, or 29.5% of assets, at June 30, 2008, an increase of $35.0 million or 31.2%.   Securities purchases, including both available-for-sale and held-to-maturity, totaled $54.3 million between June 30, 2008 and December 31, 2008.  These activities were partially offset by principal pay-downs and maturities of $15.0 million and sales of $4.6 million over the same time frame.  Loans grew by $24.0 million or 10.0% to $264.1 million at December 31, 2008 as compared to $240.1 million at June 30, 2008.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, increased $35.0 million or 31.2% to $147.1 million at December 31, 2008 as compared to $112.1 million at June 30, 2008.  Securities purchases totaled $54.3 million during the six months ended December 31, 2008.  Purchases consisted of $15.6 million of U.S. government sponsored enterprises bonds, $34.6 million of mortgage-backed securities, and $4.1 million of state and political subdivision securities. These purchases were funded through deposit growth, primarily from local municipalities. The deposits with municipalities require the Company to pledge securities as collateral for any uninsured balances.  This increase was partially offset by principal pay-downs and maturities that amounted to $15.0 million, of which $5.2 million were mortgage-backed securities, $4.2 million were state and political subdivision securities and $5.5 million were U.S. government sponsored enterprises securities, and sales of mortgage-backed securities of $4.6 million.

During the quarter ended December 31, 2008, $23.8 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $338,000.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.  Additionally, during the six months ended December 31, 2008, unrealized net gains on securities increased $605,000.  Greene County Bancorp, Inc. holds 17.9% of the securities portfolio at December 31, 2008 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.     Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.
	Carrying Value at
	December 31, 2008		June 30, 2008
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$26,494	18.0%	$16,146	14.4%
State and political subdivisions	10,907	7.4	10,850	9.7
Mortgage-backed securities	62,667	42.6	60,782	54.2
Asset-backed securities	48	0.1	49	0.1
Corporate debt securities	8,107	5.5	8,486	7.5
Total debt securities	108,223	73.6	96,313	85.9
Equity securities and other	28	0.0	379	0.3
Total available-for-sale securities	108,251	73.60	96,692	86.2
Securities held-to-maturity:
State and political subdivisions	15,410	10.5	15,457	13.8
Mortgage-backed securities	23,077	15.7	---	---
Other	337	0.2	---	---
Total held-to-maturity securities	38,824	26.4	15,457	13.8
Total securities	$147,075	100.0%	$112,149	100.0%

LOANS

Net loans receivable increased to $262.2 million at December 31, 2008 from $238.4 million at June 30, 2008, an increase of $23.8 million, or 10.0%.  The loan growth experienced during the six months primarily consisted of $13.0 million in residential mortgages, $6.6 million in commercial real estate loans, $1.0 million in construction and land loans, $2.2 million in home equity loans and $1.4 million in commercial loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  It appears consumers continue to use the equity in their homes to fund financing needs for some activities, where in the past an installment loan may have been the choice.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending.  It should be noted however that the Company is subject to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  As of December 31, 2008, declines in home values have been modest in the Company’s market area.

(Dollars in thousands)
	At December 31, 2008	Percentage of portfolio	At June 30, 2008	Percentage of portfolio
Real estate mortgages
Residential	$171,156	64.8%	$158,193	65.9%
Construction and land	13,256	5.0	12,295	5.1
Commercial	36,993	14.0	30,365	12.6
Multifamily	1,019	0.4	1,094	0.5
Home equity loans	26,199	9.9	23,957	10.0
Commercial loans	11,112	4.2	9,669	4.0
Installment loans	3,889	1.5	4,172	1.7
Passbook loans	439	0.2	401	0.2
Total loans	$264,063	100.0%	$240,146	100.0%
Deferred fees and costs	316		182
Less: Allowance for loan losses	(2,208)		(1,888)
Net loans receivable	$262,171		$238,440

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by net charge-offs.  The level of the provision for the six months ended December 31, 2008, was driven by the continued growth of the loan portfolio and recent increases in loan delinquencies.  Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Six months ended
	December 31, 2008	December 31, 2007

Balance at the beginning of the period	$1,888	$1,486
Charge-offs:
Residential mortgage	65	---
Commercial loan	85	15
Installment loans to individuals	49	16
Overdraft protection	139	115
Total loans charged off	338	146

Recoveries:
Residential mortgage	1	---
Home equity loans	---	27
Installment loans to individuals	18	19
Overdraft protection	26	30
Total recoveries	45	76

Net charge-offs	293	70

Provisions charged to operations	613	278
Balance at the end of the period	$2,208	$1,694

Ratio of net charge-offs to average loans outstanding, annualized	0.23%	0.06%
Ratio of net charge-offs to nonperforming assets, annualized	31.97%	7.93%
Allowance for loan loss to nonperforming loans	127.41%	95.92%
Allowance for loan loss to total loans receivable	0.84%	0.76%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis.  Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered nonperforming.  The Bank of Greene County had no accruing loans delinquent 90 days or more at December 31, 2008 or June 30, 2008.

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At December 31, 2008	At June 30, 2008
Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to-four family)	$1,082	$1,123
Construction and land loans	13	38
Commercial mortgage loans	89	91
Multifamily mortgage loans	26	26
Home equity	344	493
Commercial loans	142	142
Installment loans to individuals	37	26
Total nonaccruing loans	1,733	1,939

Foreclosed real estate	100	---
Total nonperforming assets	$1,833	$1,939

Total nonperforming assets as a percentage of total assets	0.42%	0.51%
Total nonperforming loans to total loans	0.66%	0.81%

The Company identifies impaired loans and measures the impairment in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114), as amended.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  Impaired loans totaled $248,000 as of December 31, 2008 of which $122,000 were nonaccrual.  The Company has allocated approximately $80,000 of the allowance for loan losses for impaired loans as of December 31, 2008.  Interest income of $32,000 and $46,000 was recorded on nonaccrual loans based on cash payments received during the six months ended December 31, 2008 and 2007, respectively.

DEPOSITS

Total deposits increased to $381.4 million at December 31, 2008 from $321.4 million at June 30, 2008, an increase of $60.0 million, or 18.7%.  The Company has recently attracted new local municipalities including school districts to use the services of Greene County Commercial Bank, which is a limited purpose entity for such activities.  Greene County Commercial Bank has sought core deposits from such entities rather than more expensive time accounts.  The level of deposits held by such public entities can be cyclical and fluctuate significantly from quarter to quarter and are significantly dependent and affected by tax collection periods or special projects such as new buildings or renovations.  These types of local municipal entities are also required to have certain forms of collateral pledged for amounts deposited over the FDIC insurance limits.  Deposits at Greene County Commercial Bank increased $56.1 million to $102.9 million at December 31, 2008 compared to $46.8 million at June 30, 2008. This increase was primarily in NOW deposits.  Interest bearing checking accounts (NOW accounts) increased $56.4 million or 70.9% to $135.9 million at December 31, 2008 as compared to $79.5 million at June 30, 2008.  Savings deposits decreased $3.0 million or 4.1% to $69.7 million at December 31, 2008 as compared to $72.7 million at June 30, 2008.    Money market deposits increased $6.8 million to $44.8 million at December 31, 2008.   Certificates of deposit balances increased $5.0 million between June 30, 2008 and December 31, 2008.  Noninterest bearing deposits decreased $5.3 million to $36.5 million at December 31, 2008.

(Dollars in thousands)	At December 31, 2008	Percentage of portfolio	At June 30, 2008	Percentage of portfolio

Noninterest bearing deposits	$36,494	9.6%	$41,798	13.0%
Certificates of deposit	94,454	24.8	89,470	27.9
Savings deposits	69,722	18.3	72,706	22.6
Money market deposits	44,816	11.7	37,970	11.8
NOW deposits	135,915	35.6	79,487	24.7
Total deposits	$381,401	100.0%	$321,431	100.0%

BORROWINGS

At December 31, 2008, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $37.7 million with the Federal Home Loan Bank.  At December 31, 2008, there were no balances outstanding under these facilities.  Interest rates on these lines are determined at the time of borrowing.

At December 31, 2008, The Bank of Greene County had term borrowings totaling $19.0 million from the FHLB, of which $14.0 million consisted of several fixed rate, fixed term advances with a weighted average rate of 3.34% and a weighted average maturity of 28 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate at December 31, 2008, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

Scheduled maturities of borrowings at December 31, 2008 were as follows:
(In thousands)
Fiscal year end
2010	$4,000
2011	5,000
2012	3,000
2013	1,000
2014	6,000
$19,000

EQUITY

Shareholders’ equity increased to $38.1 million at December 31, 2008 from $36.3 million at June 30, 2008, as net income of $1.8 million was partially offset by dividends declared and paid of $611,000. Additionally, shareholders’ equity increased  $371,000 as a result of unrealized securities gains, net of tax.  Other changes in equity, totaling an $185,000 increase, were the result of activities associated with the various stock-based compensation plans of the Company including the 2000 and 2008 Stock Option Plans and ESOP Plan.

Comparison of Operating Results for the Six Months and Quarter Ended December 31, 2008 and 2007

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the six months and quarters ended December 31, 2008 and 2007.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages for the quarters and six months ended December 31, 2008 and 2007.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Six Months Ended December 31, 2008 and 2007
(Dollars in thousands)	2008	2008	2008	2007	2007	2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$253,327	$7,989	6.31%	$217,494	$7,214	6.63%
Securities[2]	137,074	3,084	4.50	89,330	1,885	4.22
Federal funds	1,575	12	1.52	7,147	172	4.81
Interest bearing bank balances	1,939	18	1.86	3,888	84	4.32
FHLB stock	1,449	35	4.83	663	26	7.84
Total interest earning assets	395,364	11,138	5.63%	318,522	9,381	5.89%
Cash and due from banks	6,058			5,508
Allowance for loan losses	(1,936)			(1,564)
Other non-interest earning assets	17,965			15,071
Total assets	$417,451			$337,537

Interest bearing liabilities:
Savings and money market deposits	$113,149	$684	1.21%	$108,192	$1,054	1.95%
NOW deposits	112,879	1,062	1.88	67,566	922	2.73
Certificates of deposit	91,360	1,354	2.96	79,694	1,750	4.39
Borrowings	21,426	342	3.19	5,130	93	3.63
Total interest bearing liabilities	338,814	3,442	2.03%	260,582	3,819	2.93%
Non-interest bearing deposits	39,601			40,760
Other non-interest bearing liabilities	2,255			314
Shareholders’ equity	36,781			35,881
Total liabilities and equity	$417,451			$337,537

Net interest income		$7,696			$5,562

Net interest rate spread			3.60%			2.96%

Net interest margin			3.89%			3.49%

Average interest earning assets to
average interest bearing liabilities			116.69%			122.23%

_______________________________________________

1 Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

Quarter Ended December 31, 2008 and 2007

(Dollars in thousands)	2008	2008	2008	2007	2007	2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$259,785	$4,079	6.28%	$221,451	$3,656	6.60%
Securities[2]	154,228	1,707	4.43	91,408	973	4.26
Federal funds	842	1	0.48	8,335	97	4.66
Interest bearing bank balances	873	3	1.37	3,212	32	3.99
FHLB stock	1,501	12	3.20	669	14	8.37
Total interest earning assets	417,229	5,802	5.56%	325,075	4,772	5.87%
Cash and due from banks	5,775			5,298
Allowance for loan losses	(1,959)			(1,619)
Other non-interest earning assets	18,390			14,777
Total assets	$439,435			$343,531

Interest bearing liabilities:
Savings and money market deposits	$111,145	$323	1.16%	$104,455	$496	1.90%
NOW deposits	136,205	645	1.89	75,863	540	2.85
Certificates of deposit	92,821	685	2.95	81,651	888	4.35
Borrowings	22,574	172	3.05	5,261	47	3.57
Total interest bearing liabilities	362,745	1,825	2.01%	267,230	1,971	2.95%
Non-interest bearing deposits	37,374			39,997
Other non-interest bearing liabilities	2,241			120
Shareholders’ equity	37,075			36,184
Total liabilities and equity	$439,435			$343,531

Net interest income		$3,977			$2,801

Net interest rate spread			3.55%			2.92%

Net interest margin			3.81%			3.45%

Average interest earning assets to
average interest bearing liabilities			115.02%			121.65%

__________________________________________

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

	Six Months Ended December 31,			Three Months Ended December 31,
(Dollars in thousands)	2008 versus 2007			2008 versus 2007
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase/	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Loans receivable, net[1]	$1,138	($363)	$775	$607	($184)	$423
Securities[2]	1,067	132	1,199	694	40	734
Federal funds	(85)	(75)	(160)	(48)	(48)	(96)
Interest-bearing bank balances	(31)	(35)	(66)	(15)	(14)	(29)
FHLB stock	22	(13)	9	10	(12)	(2)
Total interest-earning assets	2,111	(354)	1,757	1,248	(218)	1,030

Interest-bearing liabilities:
Savings deposits	46	(416)	(370)	30	(203)	(173)
NOW deposits	488	(348)	140	330	(225)	105
Certificates of deposit	231	(627)	(396)	110	(313)	(203)
Borrowings	262	(13)	249	133	(8)	125
Total interest-bearing liabilities	1,027	(1,404)	(377)	603	(749)	(146)
Net interest income	$1,084	$1,050	$2,134	$645	$531	$1,176

___________________________________________

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

OVERVIEW

Annualized return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 0.88% for the six months and 0.94% for the quarter ended December 31, 2008, as compared to 0.71% for the six months and 0.73% for the quarter ended December 31, 2007.  Annualized return on average equity increased to 10.01% for the six months and 11.13% for the quarter ended December 31, 2008 as compared to 6.66% for the six months and 6.91% for the quarter ended December 31, 2007.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income, partially offset by higher noninterest expense and provision for loan losses.   Net income amounted to $1.8 million and $1.2 million for the six months ended December 31, 2008 and 2007, respectively, an increase of $646,000 or 54.1% and amounted to $1.0 million and $626,000 for the quarters ended December 31, 2008 and 2007, respectively, an increase of $406,000 or 64.9%.  Average assets amounted to $417.5 million for the six month period ended December 31, 2008 as compared to $337.5 million for the same period ended December 31, 2007, an increase of $80.0 million or 23.7%.  Average assets amounted to $439.4 million for the quarter ended December 31, 2008 as compared to $343.5 million for the quarter ended December 31, 2007, an increase of $95.9 million or 27.9%.  Average equity amounted to $36.8 million for the six month period ended December 31, 2008 as compared to $35.9 million for the same period ended December 31, 2007, an increase of $900,000 or 2.5%.  Average equity amounted to $37.1 million for the quarter ended December 31, 2008 as compared to $36.2 million for the quarter ended December 31, 2007, an increase of $890,000 or 2.5%.

INTEREST INCOME

Interest income amounted to $11.1 million for the six months ended December 31, 2008 as compared to $9.4 million for the six months ended December 31, 2007, an increase of $1.7 million or 18.1%.  Interest income amounted to $5.8 million for the quarter ended December 31, 2008 as compared to $4.8 million for the quarter ended December 31, 2007, an increase of $1.0 million or 20.8%.  The increase in securities and loan volume had the greatest impact on interest income when comparing the six months and quarters ended December 31, 2008 and 2007.  Average loan balances increased $35.8 million for the six months ended December 31, 2008 as compared to December 31, 2007 while the yield decreased by 32 basis points when comparing the same periods.  Average loan balances increased $38.3 million for the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007 and the yield decreased by 32 basis point when comparing the same periods.  The overall impact on interest income from securities was positive with an increase in average balances of $47.7 million which was complemented by a 28 basis point increase in yield when comparing the six months ended December 31, 2008 and 2007 and a $62.8 million increase in average balances and a 17 basis point increase in yield when comparing the quarters ended December 31, 2008 and 2007.   The increase in yield on securities for the quarter ended December 31, 2008 was primarily the result of the recognition of discount accretion on securities called prior to maturity. Average balances on short term investments such as interest bearing bank balances and federal funds sold decreased $7.5 million and $9.8 million when comparing the six months and quarters ended December 31, 2008 and 2007.  The sharp decrease in yield on these assets was due to the recent reduction in short-term rates implemented by the Federal Open Market Committee during the six month ended December 31, 2008.

INTEREST EXPENSE

Interest expense amounted to $3.4 million for the six months ended December 31, 2008, as compared to $3.8 million for the six months ended December 31, 2007, a decrease of $377,000.  Interest expense amounted to $1.8 million for the quarter ended December 31, 2008, as compared to $2.0 million for the quarter ended December 31, 2007, a decrease of $146,000.  Decreases in rates on interest-bearing liabilities had the greatest impact on overall interest expense.  Interest expense was reduced $1.4 million and $749,000 when comparing the six months and quarters ended December 31, 2008 and 2007, respectively, due to decreases of 90 basis points and 94 basis points, respectively, in the average rate on interest-bearing liabilities in those same periods.  This decrease was partially offset by a $1.0 million and $603,000 increase in interest expense due to a $78.2 million and $95.5 million increase in average balances when comparing the six months and quarters ended December 31, 2008 and 2007, respectively.    The average rate paid on NOW deposits decreased 85 basis points and 96 basis points, respectively, when comparing the six months and quarters ended December 31, 2008 and 2007, and the average balance of such accounts grew by $45.3 million and $60.3 million, respectively, when comparing the same periods, contributing to the overall increase in interest expense on NOW deposit accounts.  The average balance of certificates of deposit grew by $11.7 million and the average rate paid decreased by 143 basis points when comparing the six months ended December 31, 2008 and 2007.  The average balance of certificates of deposit grew by $11.2 million and the average rate paid decreased by 140 basis points when comparing the quarters ended December 31, 2008 and 2007.  The average balance of savings and money market deposits increased by $5.0 million when comparing the six months ended December 31, 2008 and 2007 and increased by $6.7 million when comparing the quarters ended December 31, 2008 and 2007. The average rate paid on savings and money markets decreased 74 basis points when comparing both the six months and quarters ended December 31, 2008 and 2007.   The average balance of borrowings increased $16.3 million and $17.3 million when comparing the six months and quarters ended December 31, 2008 and 2007.  The rate paid on these borrowings decreased 44 basis points and 52 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income increased $2.1 million to $7.7 million for the six months ended December 31, 2008 compared to December 31, 2007 and increased $1.2 million to $4.0 million for the quarter ended December 31, 2008 compared to December 31, 2007.     Net interest spread increased 64 basis points to 3.60% for the six months ended December 31, 2008 from 2.96% for the six months ended December 31, 2007, and 63 basis points to 3.55% for the quarter ended December 31, 2008 as compared to 2.92% for the quarter ended December 31, 2007.  Net interest margin increased 40 basis points to 3.89% for the six months ended December 31, 2008 from 3.49% for the six months ended December 31, 2007, and 36 basis points to 3.81% for the quarter ended December 31, 2008 as compared to 3.45% for the quarter ended December 31, 2007.  The increase in average balances, along with the widening of the net interest spread and margin led to an increase in net interest income when comparing the six months and quarters ended December 31, 2008 and 2007.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $613,000 and $278,000 for the six months ended December 31, 2008 and 2007, respectively, an increase of $335,000.  The provision for loan losses amounted to $418,000 and $135,000 for the quarters ended December 31, 2008 and 2007, respectively, an increase of $283,000.  The increase in the level of provision was primarily a result of growth in the loan portfolio, an increase in delinquent loans and an increase in the amount of loan charge-offs. Net charge-offs amounted to $293,000 and $70,000 for the six months ended December 31, 2008 and 2007, respectively, an increase of $223,000.  The increase in the level of charge-offs reflected the decline in the overall economy.  As a result the level of allowance for loan losses to total loans receivable has been increased to 0.84% as of December 31, 2008 as compared to 0.78% at September 30, 2008, and 0.76% as of December 31, 2007.  Management will continue to closely monitor asset quality and adjust the level of the allowance for loan losses as judged necessary.  At December 31, 2008, nonperforming assets were 0.42% of total assets and nonperforming loans were 0.66% of total loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income was flat when comparing the six months and quarters ended December 31, 2008 and 2007.  Noninterest income amounted to $2.2 million and $1.2 million for the six months and quarter ended December 31, 2008.    One factor that affected noninterest income for the six months ended December 31, 2008 was the other-than-temporary impairment of $221,000 ($135,000 net of tax) on a Lehman Brothers Holdings, Inc. debt security held by the Company, which resulted from the bankruptcy filing of that company. The Company also recorded a net loss on sale of investments during the quarter ended December 31, 2008 totaling $12,000.   Excluding these items, noninterest income increased $206,000 and $35,000 when comparing the six months and quarters ended December 31, 2008 and 2007, respectively. The majority of these increases in the other elements of noninterest income were from services fees on various accounts, including debit card fees.

NONINTEREST EXPENSE

Noninterest expense amount to $6.5 million for the six months ended December 31, 2008 as compared to $5.9 million for the six months ended December 30, 2007, an increase of $659,000 or 11.3%.  Noninterest expense amounted to $3.2 million for the quarter ended December 31, 2008 as compared to $2.9 million for the quarter ended December 31, 2007, an increase of $204,000 or 6.9%.  Salaries and employee benefits increased $627,000 and $143,000 when comparing six months and quarters ended December 31, 2008 and 2007, respectively.  The Company accrued $351,000 toward the expected future termination of its currently frozen defined benefit plan during the six months ended December 31, 2008.  Additional expenses such as compensation and depreciation due to the opening of the new Chatham branch in January 2008, and the staffing of the new Ravena branch in anticipation of its January 2009 opening, also contributed to the higher noninterest expense.

INCOME TAXES

The provision for income taxes reflected the expected tax associated with the revenue generated for the given period and certain regulatory requirements.  The effective tax rate was 34.2% for the six months ended December 31, 2008, compared to 29.1% for the six months ended December 31, 2007.  The effective tax rate was 35.1% for the quarter ended December 31, 2008, compared to 28.6% for the quarter ended December 31, 2007.  The increased effective tax rate was due to a lesser portion of pre-tax income from tax-exempt income.

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

Mortgage loan commitments totaled $8.0 million at December 31, 2008.  The unused portion of overdraft lines of credit amounted to $9.7 million, the unused portion of home equity lines of credit amounted to $8.2 million, and the unused portion of commercial lines of credit amounted to $3.8 million at December 31, 2008.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from Federal Home Loan Bank of New York.

The Bank of Greene County and Greene County Commercial Bank met all regulatory capital requirements at December 31, 2008 and June 30, 2008.  The Company’s consolidated shareholders’ equity represented 8.63% of total assets at December 31, 2008 and 9.55% of total assets of June 30, 2008.

On October 14, 2008, the U.S. Treasury announced that it would purchase equity stakes in a number of banks and savings and loan associations.  Under the Capital Purchase Program of the Troubled Assets Relief Program (“TARP”), $250 billion of the $700 billion authorized by the Emergency Economic Stabilization Act of 2008 will be made available by the U.S. Treasury to a variety of U.S. financial institutions in exchange for preferred stock.  In connection with its purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Financial institutions that take part in the TARP Capital Purchase Program will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program.  The U.S. Treasury also announced that nine major financial institutions had already agreed to participate in the TARP Capital Purchase Program, and numerous other financial institutions have subsequently agreed to take part.  The Company has submitted an application to the U.S. Treasury to receive equity capital through the TARP Capital Purchase Program; the application is pending.  If approved, the Company could receive proceeds from the sale of preferred stock and warrants of up to $6.8 million.

On October 14, 2008, the FDIC announced the establishment of the Temporary Liquidity Guarantee Program, which was designed to strengthen confidence and encourage liquidity in the banking system by guaranteeing the (1) newly issued senior unsecured debt and (2) non-interest-bearing transaction accounts of participating institutions.  All eligible entities will be covered under the program unless they opt out of one or both of these components by December 5, 2008 (an extension from the original opt-out date of November 13, 2008).  Following that deadline, institutions that have opted out of either or both components cannot then opt in.  Similarly, institutions that have opted in by the December 5th deadline may not then opt out.  The Temporary Liquidity Guarantee Program will be in effect through December 31, 2009.  The Company has opted in to both components of the Temporary Liquidity Guarantee Program.

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

       Item 1A.   Risk Factors
                    Not applicable to smaller reporting companies.

       Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable
b.)	Not applicable
c.)	The following table presents a summary of the Company’s shares repurchased during the quarter ended December 31, 2008

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May yet be Purchased Under the Program (1)
October 1 – December 31, 2008	---	---	---	29,868

(1) On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of December 31, 2008, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.

       Item 3.     Defaults Upon Senior Securities
                    Not applicable

       Item 4.     Submission of Matters to a Vote of Security Holders

                    On October 25, 2008, the Company held an annual meeting of shareholders.  At the meeting, proposals to (1) elect Dennis R. O’Grady and Martin C. Smith, to serve as directors of the Company for terms of three years and until their respective successors have been elected, and (2) ratify the engagement of Beard Miller Company LLP, to be the Company’s auditors for the June 30, 2009 fiscal year were approved.  There were no broker non-votes.  The votes cast for and against these proposals were as follows:

Election to the Board of Directors                                                     For                                  Withheld

Dennis R. O’Grady                                                                         3,684,393                                   2,240
Martin C. Smith                                                                               3,684,393                                   2,240

Ratification of Appointment of Beard Miller Company LLP
                   For                           Against                                Abstain

Number of votes                                                                            3,684,068                           1,610                                     955

The Board of Directors consists of the following members:  Donald E. Gibson, David H. Jenkins, Dennis O’Grady, Arthur Place, Charles Schaefer, Paul Slutzky Martin C. Smith, and J. Bruce Whittaker.

       Item 5.     Other Information

(a)	Not applicable

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by the Form 10-Q.

       Item 6.     Exhibits

(a)	Exhibits
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

Date:  February 12, 2009

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 12, 2009

By: /s/ Michelle M. Plummer

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

Date: February 12, 2009                                                                           _/s/ Donald E. Gibson
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

Date: February 12, 2009                                                                           /s/ Michelle M. Plummer
   Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 2008 and that to the best of his knowledge:

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

Date: February 12, 2009                                                                           _/s/ Donald E. Gibson
    Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 2008 and that to the best of her knowledge:

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

Date: February 12, 2009                                                                           /s/ Michelle M. Plummer
    Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer