Form 10-Q
period 2009-03-31
GREENE COUNTY BANCORP INC
filed 2009-05-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes:       X                                No:

Indicate by check mark whether the registrant has submitted electronically and posted onits corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of May 12, 2009, the registrant had 4,305,670 shares of common stock issued at $ 0.10 par value, and 4,105,312 shares were outstanding.

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2009 and June 30, 2008
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2009	June 30, 2008
Cash and due from banks	$11,281	$7,297
Federal funds sold	10,159	1,365
Total cash and cash equivalents	21,440	8,662

Long term certificate of deposit	1,000	1,000
Securities available for sale, at fair value	101,822	96,692
Securities held to maturity, at amortized cost	49,605	15,457
Federal Home Loan Bank stock, at cost	1,341	1,386

Loans	267,388	240,146
Allowance for loan losses	(3,280)	(1,888)
Unearned origination fees and costs, net	330	182
Net loans receivable	264,438	238,440

Premises and equipment	15,604	15,108
Accrued interest receivable	2,610	2,139
Prepaid expenses and other assets	627	724
Foreclosed real estate	100	---
Total assets	$458,587	$379,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$36,704	$41,798
Interest bearing deposits	361,426	279,633
Total deposits	398,130	321,431

Borrowings from FHLB, short term	---	1,000
Borrowings from FHLB, long term	19,000	19,000
Accrued expenses and other liabilities	2,363	1,910
Total liabilities	419,493	343,341

SHAREHOLDERS’ EQUITY
Preferred stock,
Authorized 1,000,000 shares; none issued	---	---
Common stock, par value $.10 per share;
Authorized:12,000,000 shares
Issued: 4,305,670 shares
Outstanding: 4,105,312 shares at March 31, 2009
and 4,095,528 shares at June 30, 2008;	431	431
Additional paid-in capital	10,453	10,267
Retained earnings	29,263	27,183
Accumulated other comprehensive income (loss)	459	(9)
Treasury stock, at cost 200,358 shares at March 31,
2009, and 210,142 shares at June 30, 2008	(1,512)	(1,586)
Unearned ESOP shares, at cost	---	(19)
Total shareholders’ equity	39,094	36,267
Total liabilities and shareholders’ equity	$458,587	$379,608
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands, except share and per share amounts)
	2009	2008
Interest income:
Loans	$12,101	$10,922
Investment securities – taxable	1,170	916
Mortgage-backed securities	2,843	1,416
Tax exempt securities	669	804
Interest bearing deposits and federal funds sold	41	341
Total interest income	16,824	14,399

Interest expense:
Interest on deposits	4,681	5,420
Interest on borrowings	503	237
Total interest expense	5,184	5,657

Net interest income	11,640	8,742
Provision for loan losses	1,764	449
Net interest income after provision for loan losses	9,876	8,293

Noninterest income:
Service charges on deposit accounts	2,194	2,006
Debit card fees	660	581
Investment services	180	255
E-commerce fees	181	207
Net loss on sale of available-for-sale securities	(15)	---
Write down for impairment of available-for-sale security	(221)	---
Sale of merchant bank card processing	1,650	---
Other operating income	306	354
Total noninterest income	4,935	3,403

Noninterest expense:
Salaries and employee benefits	5,527	4,776
Occupancy expense	858	725
Equipment and furniture expense	499	631
Service and data processing fees	1,000	821
Computer supplies and support	222	237
Advertising and promotion	271	241
Other	1,623	1,605
Total noninterest expense	10,000	9,036

Income before provision for income taxes	4,811	2,660
Provision for income taxes	1,814	781
Net income	$2,997	$1,879

Basic EPS	$0.73	$0.45
Basic shares outstanding	4,100,072	4,131,089
Diluted EPS	$0.73	$0.45
Diluted average shares outstanding	4,119,973	4,171,626
Dividends per share	$0.51	$0.54
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(Dollars in thousands, except share and per share amounts)
	2009	2008
Interest income:
Loans	$4,112	$3,708
Investment securities – taxable	371	412
Mortgage-backed securities	978	548
Tax exempt securities	214	265
Interest bearing deposits and federal funds sold	11	85
Total interest income	5,686	5,018

Interest expense:
Interest on deposits	1,581	1,694
Interest on borrowings	161	144
Total interest expense	1,742	1,838

Net interest income	3,944	3,180
Provision for loan losses	1,151	171
Net interest income after provision for loan losses	2,793	3,009

Noninterest income:
Service charges on deposit accounts	632	679
Debit card fees	208	194
Investment services	46	68
E-commerce fees	51	78
Net loss on sale of available-for-sale securities	(3)	---
Sale of merchant bank card processing	1,650	---
Other operating income	122	128
Total noninterest income	2,706	1,147

Noninterest expense:
Salaries and employee benefits	1,792	1,668
Occupancy expense	307	267
Equipment and furniture expense	157	207
Service and data processing fees	368	296
Computer supplies and support	67	79
Advertising and promotion	127	103
Other	669	562
Total noninterest expense	3,487	3,182

Income before provision for income taxes	2,012	974
Provision for income taxes	856	290
Net income	$1,156	$684

Basic EPS	$0.28	$0.17
Basic shares outstanding	4,104,119	4,118,958
Diluted EPS	$0.28	$0.16
Diluted average shares outstanding	4,121,186	4,149,745
Dividends per share	$0.17	$0.15
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)
	2009	2008

Net income	$2,997	$1,879

Other comprehensive income:

Unrealized holding gain arising during the nine months
ended March 31, 2009 and 2008, net of income
tax expense of $195 and $841, respectively.	310	1,328

Accretion of unrealized loss on securities transferred to held-to-maturity
net of income tax of $9, and $0	14	---

Reclassification adjustment for loss on sale of available-for-sale securities
realized in net income net of income taxes of $6, and $0, respectively	9	---

Reclassification adjustment for impairment write-down on available-for-sale securities realized in net income net of income taxes of $86, and $0,
respectively.	135	---

Total other comprehensive income	468	1,328

Comprehensive income	$3,465	$3,207

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)
	2009	2008

Net income	$1,156	$684

Other comprehensive income:

Unrealized holding gain arising during the three months ended March 31,
2009 and 2008, net of income tax expense of $53 and $281, respectively	84	451

Accretion of unrealized loss on securities transferred to held-to-maturity
net of income tax of $7, and $0	11	---

Reclassification adjustment for loss on sale of available-for-sale securities
realized in net income net of income taxes of $1, and $0, respectively	2	---

Total other comprehensive income	97	451

Comprehensive income	$1,253	$1,135

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2009 and 2008
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other		Unearned	Total
	Capital	Paid – In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Shares	Equity
				(loss)
Balance at
June 30, 2007	$431	$10,319	$25,962	($400)	($828)	($69)	$35,415

ESOP shares earned		72				40	112

Options exercised		(9)			31		22

Options surrendered		(215)					(215)

Tax effect, Options		86					86

Shares repurchased					(583)		(583)

Dividends declared			(995)				(995)

Net income			1,879				1,879

Adoption of FIN 48			(218)				(218)

Unrealized gain on securities, net				1,328			1,328

Balance at
March 31, 2008	$431	$10,253	$26,628	$928	($1,380)	($29)	$36,831

Balance at
June 30, 2008	$431	$10,267	$27,183	($9)	($1,586)	($19)	$36,267

ESOP shares earned		44				19	63

Options exercised		(35)			74		39

Tax effect, Options		28					28

Stock based compensation		149					149

Dividends declared			(917)				(917)

Net income			2,997				2,997

Unrealized gain on securities, net				468			468

Balance at
March 31, 2009	$431	$10,453	$29,263	$459	($1,512)	--	$39,094

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)	2009	2008
Cash flows from operating activities:
Net Income	$2,997		$1,879
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	652		766
Net amortization of premiums and discounts	187		41
Net amortization of deferred loan costs and fees	116		56
Provision for loan losses	1,764		449
ESOP compensation earned	63		112
Stock option compensation	149		---
Write-down of impairment of available-for-sale securities	221		---
Net loss on sale of available-for-sale securities	15		---
Gain on sale of merchant bank card processing	(1,650)		---
Excess tax benefit from share-based payment arrangements	(28)		(86)
Net decrease in accrued income taxes	(41)		(118)
Net increase in accrued interest receivable	(471)		(190)
Net increase in prepaid and other assets	(97)		(15)
Net increase (decrease) in other liabilities	421		(2)
Net cash provided by operating activities	4,298		2,892

Cash flows from investing activities:
Available for sale securities:
Proceeds from maturities and calls of securities	14,440		13,282
Proceeds from sale of securities	5,522		---
Purchases of securities	(54,978)		(37,869)
Principal payments on securities	6,812		7,015
Held to maturity securities:
Proceeds from maturities and calls of securities	2,118		211
Purchases of securities and other investments	(15,435)		(710)
Principal payments on securities	2,583		281
Net redemption (purchase) of Federal Home Loan Bank Stock	45		(630)
Net increase in loans receivable	(27,978)		(22,060)
Proceeds from sale of merchant bank card processing	1,650		---
Purchases of premises and equipment	(1,148)		(2,258)
Net cash used in investing activities	(66,369)		(42,738)

Cash flows from financing activities:
Net decrease in short-term FHLB advances	(1,000)		---
Proceeds of long-term FHLB borrowings	---		14,000
Dividends paid	(917)		(995)
Proceeds from exercise of stock options	39		22
Payment for stock options surrendered	---		(215)
Excess tax benefit from stock based compensation	28		86
Purchase of treasury stock	---		(583)
Net increase in deposits	76,699		37,891
Net cash provided by financing activities	74,849		50,206
Net increase in cash and cash equivalents	12,778		10,360
Cash and cash equivalents at beginning of period	8,662		14,026
Cash and cash equivalents at end of period	$21,440		$24,386

Non-cash investing activities:
Loans transferred to foreclosed real estate	$100	$	---
Reclassification of available-for-sale securities to held-to-maturity securities	23,754		16,535
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Nine Months and Three Months Ended March 31, 2009 and 2008

(1)  Basis of Presentation

The accompanying consolidated balance sheet information as of June 30, 2008 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three and nine months ended March 31, 2009 and 2008 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2008, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine month periods ended March 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2009.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s most critical accounting policies relate to the allowance for loan losses and review of the investment portfolio for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$101,822	$57,079	$44,743	$---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.     Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  At March 31, 2009, loans subject to nonrecurring fair value measurement had a gross carrying amount of $125,000 and a fair value of $75,000 with an associated valuation allowance of $50,000.  These loans were classified as a Level 3 valuation.  Changes in fair value for the quarter and nine months ended March 31, 2009 was a decrease of $1,000 and $2,000, respectively, primarily the result of principal repayments.

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

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Nine months Ended

March 31, 2009:	$2,997,000
Basic		4,100,072	$0.73
Effect of dilutive stock options		19,901	(0.00)
Diluted		4,119,973	$0.73

March 31, 2008:	$1,879,000
Basic		4,131,089	$0.45
Effect of dilutive stock options		40,537	(0.00)
Diluted		4,171,626	$0.45

	Net Income	Weighted Average Number of Shares Outstanding	Earnings Per Share
Three Months Ended

March 31, 2009:	$1,156,000
Basic		4,104,119	$0.28
Effect of dilutive stock options		17,067	(0.00)
Diluted		4,121,186	$0.28

March 31, 2008:	$684,000
Basic		4,118,958	$0.17
Effect of dilutive stock options		30,787	(0.01)
Diluted		4,149,745	$0.16

(6)      Dividends

On January 20, 2009, the Board of Directors declared a quarterly dividend of $0.17 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.68 per share, and was the same as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of February 13, 2009, and was paid on March 2, 2009.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the 2,304,632 shares of Company stock it owns.

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

(8)     Impact of Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  The application of the provisions of FSP 157-3 did not have an impact on our results of operations or financial condition.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. This new pronouncement did not impact consolidated financial statements.

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

(9)      Stock-Based Compensation

At March 31, 2009, Greene County Bancorp, Inc. had three stock-based compensation plans, two of which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2008.  A new stock-based compensation plan (the “Option Plan”) was approved by shareholders on July 29, 2008 which allows the Company to issue up to 180,000 options and stock appreciation rights.  On August 19, 2008, the Board of Directors granted 164,500 options and stock appreciation rights (in tandem) to buy stock under the Option Plan at an exercise price of $12.50, the fair value of the stock on that date.  These options have a 10-year term and vest over a minimum of a three year period which is contingent upon meeting specific earnings performance goals. The fair value of each share option grant under the Option Plan was estimated on the date of grant to be $4.06 using the Black-Scholes option pricing model and assumes that performance goals will be achieved.   If such goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed.   The assumptions used in the Black-Scholes option pricing model as of the grant date were as follows:

Weighted average risk-free interest rate	3.23%
Weighted average expected term	6.5 years
Weighted average expected volatility	59.57%
Weighted average expected dividend yield	6.72%

The Company recognized $56,000 and $149,000 in compensation costs and related income tax benefit of $12,000 and $22,000 related to the Option Plan for the quarter and nine months ended March 31, 2009, respectively.  There was no stock-based compensation expense recorded during the quarter or nine months ended March 31, 2008.   At March 31, 2009, there was $519,800 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 2.25 years.

A summary of the Company’s stock option activity and related information for its option plans for the nine months ended March 31, 2009 and 2008 is as follows:

	2009		2008
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	41,944	$5.00	72,664	$4.55
Options granted	164,500	$12.50	---	---
Exercised	(9,784)	$3.94	(5,580)	$3.94
Surrendered	---	---	(23,780)	$3.94
Forfeited	---	---	---	---
Outstanding at period end	196,660	$11.33	43,304	$4.97
Exercisable at period end	32,160	$5.33	43,304	$4.97

The following table presents stock options outstanding and exercisable at March 31, 2009:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.94	23,660	1.00	$3.94
$9.20	8,500	3.00	$9.20
$3.94-$9.20	32,160	1.50	$5.33

The total intrinsic value of the options exercised during the three and nine months ended March 31, 2009 was approximately $15,000 and $75,000, respectively.  There were no stock options granted during the nine months ended March 31, 2008.  The Company had 164,500 non-vested options outstanding at March 31, 2009 and no non-vested options outstanding at or during the quarter ended March 31, 2008.

(10)     Stock Repurchase Program

On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of March 31, 2009, the Company had repurchased 62,478 shares pursuant to this program at an average cost of $12.79 per share.

(11)     Subsequent Event

On April 21, 2009, the Board of Directors declared a quarterly cash dividend of $0.17 per share of Greene County Bancorp, Inc. common stock.  The dividend reflected an annual cash dividend rate of $0.68 cents per share, was unchanged from the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 15, 2009, and will be paid on June 1, 2009.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends on the 2,304,632 shares of Company common stock it owns for the current period.

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

Comparison of Financial Condition as of March 31, 2009 and June 30, 2008

ASSETS

Total assets of the Company were $458.6 million at March 31, 2009 as compared to $379.6 million at June 30, 2008, an increase of $79.0 million, or 20.8%.  Securities classified as both available-for-sale and held-to-maturity amounted to $151.4 million, or 33.0% of assets, at March 31, 2009 as compared to $112.1 million, or 29.5% of assets, at June 30, 2008, an increase of $39.3 million or 35.1%.   Securities purchases, including both available-for-sale and held-to-maturity, totaled $70.4 million between June 30, 2008 and March 31, 2009.  These activities were partially offset by principal pay-downs and maturities of $25.9 million and sales of $5.5 million over the same time frame.  Gross loans grew by $27.3 million or 11.4% to $267.4 million at March 31, 2009 as compared to $240.1 million at June 30, 2008.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased $12.8 million or 146.0% to $21.4 million at March 31, 2009 as compared to $8.7 million at June 30, 2009.  Federal funds sold comprised $10.1 million of the balance at March 31, 2009 and $6.5 million was held in interest-bearing deposits at that date.  The balances grew during the period due to an increase in deposits.  The company utilizes cash and cash equivalents for short-term liquidity and for asset/liability management purposes.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, increased $39.3 million or 35.1% to $151.4 million at March 31, 2009 as compared to $112.1 million at June 30, 2008.  Securities purchases totaled $70.4 million during the nine months ended March 31, 2009.  Purchases consisted of $23.6 million of U.S. government sponsored enterprises bonds, $39.5 million of mortgage-backed securities, and $7.3 million of state and political subdivision securities. These purchases were funded through deposit growth, primarily from local municipalities. The deposits with municipalities require the Company to pledge securities as collateral for any uninsured balances.  This increase was partially offset by principal pay-downs and maturities that amounted to $25.9 million, of which $6.7 million were mortgage-backed securities, $5.3 million were state and political subdivision securities and $13.9 million were U.S. government sponsored enterprises securities, and sales of mortgage-backed securities of $4.6 million, and sales of state and political subdivision securities of $900,000.

During the quarter ended December 31, 2008, $23.8 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $338,000 at the time of transfer.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.  Additionally, during the nine months ended March 31, 2009, unrealized net gains on securities increased $764,000.  Greene County Bancorp, Inc. holds 18.2% of the securities portfolio at March 31, 2009 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates.     Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.
	Carrying Value at
	March 31, 2009		June 30, 2008
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$22,001	14.5%	$16,146	14.4%
State and political subdivisions	10,303	6.8	10,850	9.7
Mortgage-backed securities	61,540	40.7	60,782	54.2
Asset-backed securities	48	0.0	49	0.1
Corporate debt securities	7,901	5.2	8,486	7.5
Total debt securities	101,793	67.2	96,313	85.9
Equity securities and other	29	0.0	379	0.3
Total available-for-sale securities	101,822	67.2	96,692	86.2
Securities held-to-maturity:
U.S. government sponsored enterprises	4,021	2.7	---	---
State and political subdivisions	17,290	11.4	15,457	13.8
Mortgage-backed securities	27,934	18.5	---	---
Other	360	0.2	---	---
Total held-to-maturity securities	49,605	32.8	15,457	13.8
Total securities	$151,427	100.0%	$112,149	100.0%

LOANS

Net loans receivable increased to $264.4 million at March 31, 2009 from $238.4 million at June 30, 2008, an increase of $26.0 million, or 10.9%.  The loan growth experienced during the nine months primarily consisted of $12.7 million in residential mortgages, $10.2 million in commercial real estate loans, $2.0 million in home equity loans, and $2.2 million in commercial loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  It appears consumers continue to use the equity in their homes to fund financing needs for some activities, where in the past an installment loan may have been the choice.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending.  It should be noted however that the Company is subject to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  As of March 31, 2009, declines in home values have been modest in the Company’s market area.

(Dollars in thousands)	At March 31, 2009	Percentage of portfolio	At June 30, 2008	Percentage of portfolio

Real estate mortgages
Residential	$170,848	63.9%	$158,193	65.9%
Construction and land	12,702	4.8	12,295	5.1
Commercial	40,614	15.2	30,365	12.6
Multifamily	1,178	0.4	1,094	0.5
Home equity loans	25,988	9.7	23,957	10.0
Commercial loans	11,857	4.4	9,669	4.0
Installment loans	3,803	1.4	4,172	1.7
Passbook loans	398	0.2	401	0.2
Total loans	267,388	100.0%	$240,146	100.0%
Deferred fees and costs	330		182
Less: Allowance for loan losses	(3,280)		(1,888)
Net loans receivable	$264,438		$238,440

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by net charge-offs.  The level of the provision for the nine months ended March 31, 2009, was driven by the continued growth of the loan portfolio and recent increases in loan delinquencies and charge-offs.  Any future increase in the allowance for loan losses or loan charge-offs could have a material adverse effect on Greene County Bancorp, Inc.’s results of operations and financial condition.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Nine months ended
	March 31, 2009	March 31, 2008

Balance at the beginning of the period	$1,888	$1,486
Charge-offs:
Residential mortgage	65	---
Commercial loan	110	46
Installment loans to individuals	57	28
Overdraft protection	209	182
Total loans charged off	441	256

Recoveries:
Residential mortgage	1	---
Home equity loans	1	27
Installment loans to individuals	22	44
Overdraft protection	45	53
Total recoveries	69	124

Net charge-offs	372	132

Provisions charged to operations	1,764	449
Balance at the end of the period	$3,280	$1,803

Ratio of net charge-offs to average loans outstanding, annualized	0.19%	0.08%
Ratio of net charge-offs to nonperforming assets, annualized	27.07%	11.50%
Allowance for loan loss to nonperforming loans	189.38%	117.84%
Allowance for loan loss to total loans receivable	1.23%	0.78%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis.  Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered nonperforming.  The Bank of Greene County had no accruing loans delinquent 90 days or more at March 31, 2009 or June 30, 2008.

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At March 31, 2009	At June 30, 2008
Nonaccruing loans:
Real estate mortgage loans:
Residential mortgages loans (one- to-four family)	$1,002	$1,123
Construction and land loans	13	38
Commercial mortgage loans	192	91
Multifamily mortgage loans	26	26
Home equity	327	493
Commercial loans	146	142
Installment loans to individuals	26	26
Total nonaccruing loans	1,732	1,939

Foreclosed real estate	100	---
Total nonperforming assets	$1,832	$1,939

Total nonperforming assets as a percentage of total assets	0.40%	0.51%
Total nonperforming loans to total loans	0.65%	0.81%

The Company identifies impaired loans and measures the impairment in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114), as amended.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  Impaired loans totaled $247,000 as of March 31, 2009 of which $122,000 were nonaccrual.  The Company has allocated approximately $80,000 of the allowance for loan losses for impaired loans as of March 31, 2009.  Interest income of $47,000 and $51,000 was recorded on nonaccrual loans based on cash payments received during the nine months ended March 31, 2009 and 2008, respectively.

DEPOSITS

Total deposits increased to $398.1 million at March 31, 2009 from $321.4 million at June 30, 2008, an increase of $76.7 million, or 23.9%.  The Company has recently attracted new local municipalities including school districts to use the services of Greene County Commercial Bank, which is a limited purpose entity for such activities.  The level of deposits held by such public entities can be cyclical and fluctuate significantly from quarter to quarter and are significantly dependent and affected by tax collection periods or special projects such as new buildings or renovations.  These types of local municipal entities are also required to have certain forms of collateral pledged for amounts deposited over the FDIC insurance limits.  Deposits at Greene County Commercial Bank increased $54.6 million to $101.4 million at March 31, 2009 compared to $46.8 million at June 30, 2008. This increase was primarily in NOW deposits.  Interest bearing checking accounts (NOW accounts) increased $40.5 million or 50.9% to $120.0 million at March 31, 2009 as compared to $79.5 million at June 30, 2008.      Money market deposits increased $27.8 million or 73.2% to $65.8 million at March 31, 2009.   Certificate of deposit balances increased $12.2 million or 13.6% between June 30, 2008 and March 31, 2009.  Savings deposits increased $1.3 million or 1.8% to $74.0 million at March 31, 2009 as compared to $72.7 million at June 30, 2008.  Noninterest bearing deposits decreased $5.1 million to $36.7 million at March 31, 2009.

(Dollars in thousands)
	At March 31, 2009	Percentage of portfolio	At June 30, 2008	Percentage of portfolio

Noninterest bearing deposits	$36,704	9.2%	$41,798	13.0%
Certificates of deposit	101,666	25.5	89,470	27.9
Savings deposits	73,998	18.6	72,706	22.6
Money market deposits	65,776	16.5	37,970	11.8
NOW deposits	119,986	30.2	79,487	24.7
Total deposits	$398,130	100.0%	$321,431	100.0%

BORROWINGS

At March 31, 2009, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $37.7 million with the Federal Home Loan Bank (“FHLB”).  At March 31, 2009, there were no balances outstanding under these facilities.  Interest rates on these lines are determined at the time of borrowing.

At March 31, 2009, The Bank of Greene County had term borrowings totaling $19.0 million from the FHLB, of which $14.0 million consisted of several fixed rate, fixed term advances with a weighted average rate of 3.34% and a weighted average maturity of 28 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate at March 31, 2009, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

At March 31, 2009, Greene County Bancorp, Inc. had available a revolving line of credit of $5.0 million with Atlantic Central Bankers Bank (“ACBB”).  At March 31, 2009, there were no balances outstanding under this line of credit.  This line of credit will mature on April 28, 2012 and carries a floating interest rate equal to the prime rate as reported in the Wall Street Journal.

Scheduled maturities of borrowings at March 31, 2009 were as follows:
(In thousands)
Fiscal year end
2010	$4,000
2011	5,000
2012	3,000
2013	1,000
2014	6,000
$19,000

EQUITY

Shareholders’ equity increased to $39.1 million at March 31, 2009 from $36.3 million at June 30, 2008, as net income of $3.0 million was partially offset by dividends declared and paid of $917,000. Additionally, shareholders’ equity increased $468,000 as a result of unrealized securities gains, net of tax.  Other changes in equity, totaling an $279,000 increase, were the result of activities associated with the various stock-based compensation plans of the Company including the 2000 and 2008 Stock Option Plans and ESOP Plan.

Comparison of Operating Results for the Nine Months and Quarter Ended March 31, 2009 and 2008

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the nine months and quarters ended March 31, 2009 and 2008.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages for the quarters and nine months ended March 31, 2009 and 2008.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Nine months Ended March 31, 2009 and 2008
(Dollars in thousands)	2009	2009	2009	2008	2008	2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$257,609	$12,101	6.26%	$220,744	$10,922	6.60%
Securities[2]	139,180	4,636	4.44	92,502	3,096	4.46
Federal funds	3,446	16	0.62	7,803	237	4.05
Interest bearing bank balances	2,963	25	1.13	3,650	104	3.80
FHLB stock	1,413	46	4.34	830	40	6.42
Total interest earning assets	404,611	16,824	5.54%	325,529	14,399	5.90%
Cash and due from banks	6,079			5,602
Allowance for loan losses	(2,083)			(1,616)
Other non-interest earning assets	18,096			17,324
Total assets	$426,703			$346,839

Interest bearing liabilities:
Savings and money market deposits	$118,634	$1,043	1.17%	$106,607	$1,447	1.81%
NOW deposits	115,403	1,579	1.82	70,828	1,360	2.56
Certificates of deposit	93,638	2,059	2.93	81,545	2,613	4.27
Borrowings	20,629	503	3.25	8,838	237	3.57
Total interest bearing liabilities	348,304	5,184	1.98%	267,818	5,657	2.82%
Non-interest bearing deposits	38,433			40,366
Other non-interest bearing liabilities	2,586			2,525
Shareholders’ equity	37,380			36,130
Total liabilities and equity	$426,703			$346,839

Net interest income		$11,640			$8,742

Net interest rate spread			3.56%			3.08%

Net interest margin			3.84%			3.58%

Average interest earning assets to
average interest bearing liabilities			116.17%			121.55%

1 Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

Quarter Ended March 31, 2009 and 2008

(Dollars in thousands)	2009	2009	2009	2008	2008	2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net[1]	$266,361	$4,112	6.17%	$227,315	$3,708	6.52%
Securities[2]	143,486	1,552	4.33	98,915	1,211	4.90
Federal funds	7,270	4	0.22	9,131	65	2.85
Interest bearing bank balances	5,057	7	0.55	3,167	20	2.53
FHLB stock	1,341	11	3.28	1,167	14	4.80
Total interest earning assets	423,515	5,686	5.37%	339,695	5,018	5.91%
Cash and due from banks	6,123			5,793
Allowance for loan losses	(2,385)			(1,721)
Other non-interest earning assets	18,365			18,640
Total assets	$445,618			$362,407

Interest bearing liabilities:
Savings and money market deposits	$129,713	$360	1.11%	$103,402	$393	1.52%
NOW deposits	120,562	517	1.72	77,425	437	2.26
Certificates of deposit	98,296	704	2.87	85,286	864	4.05
Borrowings	19,000	161	3.39	16,335	144	3.53
Total interest bearing liabilities	367,571	1,742	1.90%	282,448	1,838	2.60%
Non-interest bearing deposits	36,178			39,570
Other non-interest bearing liabilities	3,272			3,730
Shareholders’ equity	38,597			36,659
Total liabilities and equity	$445,618			$362,407

Net interest income		$3,944			$3,180

Net interest rate spread			3.47%			3.31%

Net interest margin			3.73%			3.74%

Average interest earning assets to
average interest bearing liabilities			115.22%			120.27%

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

	Nine months Ended March 31,			Three Months Ended March 31,
(Dollars in thousands)	2009 versus 2008			2009 versus 2008
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase/	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Loans receivable, net[1]	$1,761	($582)	$1,179	$611	($207)	$404
Securities[2]	1,554	(14)	1,540	495	(154)	341
Federal funds	(88)	(133)	(221)	(11)	(50)	(61)
Interest-bearing bank balances	(17)	(62)	(79)	8	(21)	(13)
FHLB stock	22	(16)	6	2	(5)	(3)
Total interest-earning assets	3,232	(807)	2,425	1,105	(437)	668

Interest-bearing liabilities:
Savings deposits	150	(554)	(404)	87	(120)	(33)
NOW deposits	689	(470)	219	202	(122)	80
Certificates of deposit	348	(902)	(554)	118	(278)	(160)
Borrowings	289	(23)	266	23	(6)	17
Total interest-bearing liabilities	1,476	(1,949)	(473)	430	(526)	(96)
Net interest income	$1,756	$1,142	$2,898	$675	$89	$764

1 Calculated net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
2 Includes tax-free securities, mortgage-backed securities and asset-backed securities.

OVERVIEW

Annualized return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 0.94% for the nine months and 1.04% for the quarter ended March 31, 2009, as compared to 0.72% for the nine months and 0.75% for the quarter ended March 31, 2008.  Annualized return on average equity increased to 10.69% for the nine months and 11.98% for the quarter ended March 31, 2009 as compared to 6.93% for the nine months and 7.46% for the quarter ended March 31, 2008.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income and higher noninterest income, partially offset by higher noninterest expense and provision for loan losses.   Net income amounted to $3.0 million and $1.9 million for the nine months ended March 31, 2009 and 2008, respectively, an increase of $1.1 million or 57.9% and amounted to $1.2 million and $684,000 for the quarters ended March 31, 2009 and 2008, respectively, an increase of $472,000 or 69.0%.  Average assets amounted to $426.7 million for the nine month period ended March 31, 2009 as compared to $346.8 million for the same period ended March 31, 2008, an increase of $79.9 million or 23.0%.  Average assets amounted to $445.6 million for the quarter ended March 31, 2009 as compared to $362.4 million for the quarter ended March 31, 2008, an increase of $83.2 million or 22.9%.  Average equity amounted to $37.4 million for the nine month period ended March 31, 2009 as compared to $36.1 million for the same period ended March 31, 2008, an increase of $1.3 million or 3.6%.  Average equity amounted to $38.6 million for the quarter ended March 31, 2009 as compared to $36.7 million for the quarter ended March 31, 2008, an increase of $1.9 million or 5.2%.

INTEREST INCOME

Interest income amounted to $16.8 million for the nine months ended March 31, 2009 as compared to $14.4 million for the nine months ended March 31, 2008, an increase of $2.4 million or 16.7%.  Interest income amounted to $5.7 million for the quarter ended March 31, 2009 as compared to $5.0 million for the quarter ended March 31, 2008, an increase of $668,000 or 13.4%.  The increase in securities and loan volume had the greatest impact on interest income when comparing the nine months and quarters ended March 31, 2009 and 2008.  Average loan balances increased $36.9 million for the nine months ended March 31, 2009 as compared to March 31, 2008 while the yield decreased by 34 basis points when comparing the same periods.  Average loan balances increased $39.0 million for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 and the yield decreased by 35 basis points when comparing the same periods.  The interest income from securities increased with an increase in average balances of $46.7 million partially offset by a two basis point decrease in yield when comparing the nine months ended March 31, 2009 and 2008 and a $44.6 million increase in average balances and a 57 basis point decrease in yield when comparing the quarters ended March 31, 2009 and 2008.   Average balances on short term investments such as interest bearing bank balances and federal funds sold decreased $5.0 million when comparing the nine months ended March 31, 2009 and 2008 and increased $29,000 when comparing the quarters ended March 31, 2009 and 2008.  The decrease in yield on interest-earning assets of 36 and 54 basis points for the nine months and quarter ended March 31, 2009, respectively was due to the recent reduction in short-term rates implemented by the Federal Open Market Committee during the nine months ended March 31, 2009.

INTEREST EXPENSE

Interest expense amounted to $5.2 million for the nine months ended March 31, 2009, as compared to $5.7 million for the nine months ended March 31, 2008, a decrease of $473,000.  Interest expense amounted to $1.7 million for the quarter ended March 31, 2009, as compared to $1.8 million for the quarter ended March 31, 2008, a decrease of $96,000.  Decreases in rates on interest-bearing liabilities had the greatest impact on overall interest expense.  Interest expense was reduced $1.9 million and $526,000 when comparing the nine months and quarters ended March 31, 2009 and 2008, respectively, due to decreases of 84 basis points and 70 basis points, respectively, in the average rate on interest-bearing liabilities in those  periods.  This decrease was partially offset by a $1.5 million and $430,000 increase in interest expense due to a $80.5 million and $85.1 million increase in average balances when comparing the nine months and quarters ended March 31, 2009 and 2008, respectively.    The average rate paid on NOW deposits decreased 74 basis points and 54 basis points, respectively, when comparing the nine months and quarters ended March 31, 2009 and 2008, and the average balance of such accounts grew by $44.6 million and $43.1 million, respectively, when comparing the same periods, contributing to the overall increase in interest expense on NOW deposit accounts.  The average balance of certificates of deposit grew by $12.1 million and the average rate paid decreased by 134 basis points when comparing the nine months ended March 31, 2009 and 2008.  The average balance of certificates of deposit grew by $13.0 million and the average rate paid decreased by 118 basis points when comparing the quarters ended March 31, 2009 and 2008.  The average balance of savings and money market deposits increased by $12.0 million when comparing the nine months ended March 31, 2009 and 2008 and increased by $26.3 million when comparing the quarters ended March 31, 2009 and 2008. The average rate paid on savings and money markets decreased 64 basis points and 41 basis points when comparing the nine months and quarters ended March 31, 2009 and 2008, respectively.   The average balance of borrowings increased $11.8 million and $2.7 million when comparing the nine months and quarters ended March 31, 2009 and 2008.  The rate paid on these borrowings decreased 32 basis points and 14 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income increased $2.9 million to $11.6 million for the nine months ended March 31, 2009 compared to March 31, 2008 and increased $764,000 to $3.9 million for the quarter ended March 31, 2009 compared to March 31, 2008.     Net interest spread increased 48 basis points to 3.56% for the nine months ended March 31, 2009 from 3.08% for the nine months ended March 31, 2008, and 16 basis points to 3.47% for the quarter ended March 31, 2009 as compared to 3.31% for the quarter ended March 31, 2008.  Net interest margin increased 26 basis points to 3.84% for the nine months ended March 31, 2009 from 3.58% for the nine months ended March 31, 2008, and decreased one basis point to 3.73% for the quarter ended March 31, 2009 as compared to 3.74% for the quarter ended March 31, 2008.  The increase in average balances, along with the widening of the net interest spread and margin led to an increase in net interest income when comparing the nine months and quarters ended March 31, 2009 and 2008.

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

PROVISION FOR LOAN LOSSES

Due to the worsening economic climate, management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The provision for loan losses amounted to $1.8 million and $449,000 for the nine months ended March 31, 2009 and 2008, respectively, an increase of $1.3 million or 289.5%.  The provision for loan losses amounted to $1.2 million and $171,000 for the quarters ended March 31, 2009 and 2008, respectively, an increase of $1.0 million.  Contributing to the increased provision was continued growth in the loan portfolio, and an increase in the amount of loan charge-offs.  Net charge-offs amounted to $372,000 and $132,000 for the nine months ended March 31, 2009 and 2008, respectively, an increase of $240,000.  The increase in the level of charge-offs reflected the decline in the overall economy.    As a result, the level of allowance for loan losses to total loans receivable has been increased to 1.23% as of March 31, 2009 as compared to 0.78% as of March 31, 2008.  At March 31, 2009, nonperforming assets were 0.40% of total assets and nonperforming loans were 0.65% of total loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased to $4.9 million for the nine months ended March 31, 2009 compared to $3.4 million for the nine months ended March 31, 2008, an increase of $1.5 million.   Noninterest income increased to $2.7 million for the quarter ended March 31, 2009 compared to $1.1 million for the quarter ended March 31, 2008, and increase of $1.6 million.   Noninterest income for the nine months and quarter ended March 31, 2009 reflected a one time cash payment of $1.7 million received from TransFirst LLC.  This payment was the result of The Bank of Greene County transferring its merchant bank card processing business to TransFirst LLC.   Also reflected in noninterest income for the nine months ended March 31, 2009 was an impairment charge of $221,000 ($135,000 net of tax) related to the other-than-temporary impairment of a Lehman Brothers Holdings, Inc. debt security held by the Company.    The Company also recorded a net loss on sale of investments during the nine months ended March 31, 2009 totaling $15,000.   Excluding these items, noninterest income increased $118,000 when comparing the nine months ended March 31, 2009 and 2008, respectively and decreased $88,000 when comparing the quarters ended March 31, 2009 and 2008, respectively. The majority of the increase in the other elements of noninterest income was from services fees on various accounts, including debit card fees.  The decrease when comparing the quarter end periods was from lower E-Commerce fees resulting from the sale of the merchant card business during the quarter as well as lower income generated through investment services.

NONINTEREST EXPENSE

Noninterest expense increased $1.0 million or 11.1% to $10.0 million for the nine months ended March 31, 2009 as compared to $9.0 million for the nine months ended March 31, 2008.  Noninterest expense increased $305,000 or 9.5% to $3.5 million for the quarter ended March 31, 2009 as compared to $3.2 million for the quarter ended March 31, 2008.  The most significant increase in noninterest expenses was in salaries and employee benefits which increased $751,000 and $124,000 when comparing nine months and quarters ended March 31, 2009 and 2008, respectively.  This was in part due to the opening of the new Chatham branch in January 2008, and the new Ravena branch in January 2009.  Also, the Company accrued $351,000 toward the expected future termination of its currently frozen defined benefit plan during the nine months ended March 31, 2009.  Most recently, the Company has decided not to terminate the current defined benefit plan, but instead will modify the plan, moving it out of the existing multi-employer plan.  The Company has recognized approximately $58,000 in professional expenses during the quarter and year to date ended March 31, 2009 related to this modification.  It is expected that this modification will be completed within the fourth quarter of fiscal 2009.   The Company also recognized $90,000 in expense for the quarter and year to date ended March 31, 2009 related to consulting services to review current operations for opportunities to improve efficiencies and institute “best practices”.  Increases in occupancy expenses due to branch openings, as well as ATM and debit card expenses and higher FDIC insurance premiums resulting from the significant growth in deposits during these periods, also contributed to the higher noninterest expense.

INCOME TAXES

The provision for income taxes reflected the expected tax associated with the revenue generated for the given period and certain regulatory requirements.  The effective tax rate was 37.7% for the nine months ended March 31, 2009, compared to 29.4% for the nine months ended March 31, 2008.  The effective tax rate was 42.5% for the quarter ended March 31, 2009, compared to 29.8% for the quarter ended March 31, 2008.  The increased effective tax rate was due to a lesser portion of pre-tax income from tax-exempt income.

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

Mortgage loan commitments totaled $4.9 million at March 31, 2009.  The unused portion of overdraft lines of credit amounted to $9.9 million, the unused portion of home equity lines of credit amounted to $8.0 million, and the unused portion of commercial lines of credit amounted to $3.8 million at March 31, 2009.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity from Federal Home Loan Bank of New York.

The Bank of Greene County and Greene County Commercial Bank met all regulatory capital requirements at March 31, 2009 and June 30, 2008.  The Company’s consolidated shareholders’ equity represented 8.52% of total assets at March 31, 2009 and 9.55% of total assets of June 30, 2008.

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

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 12 to 45 basis points.   These new rates will apply to payments made on September 30, 2009, based on June 30, 2009 deposit data.  As a result of this increase, the Company anticipates that premiums will increase by approximately $50,000 per quarter (based on March 31, 2009 deposit data).   The FDIC also adopted an interim rule, with request for comments, imposing an emergency 20 basis point special assessment on June 30, 2009 to be collected on September 30, 2009 which would result in an expense of approximately $800,000 (based on March 31, 2009 deposit data).

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

       Item 1A.   Risk Factors
                    Not applicable to smaller reporting companies.

       Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable
b.)	Not applicable
c.)	The following table presents a summary of the Company’s shares repurchased during the quarter ended March 31, 2009

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May yet be Purchased Under the Program (1)
January 1 – March 31, 2009	---	---	---	29,868

(1) On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of March 31, 2009, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.

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

Date:  May 14, 2009

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 14, 2009

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

Date: May 14, 2009                                                                                  /s/ Donald E. Gibson
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

Date: May 14, 2009                                                                                  /s/ Michelle M. Plummer
    Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2009 and that to the best of his knowledge:

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

Date: May 14, 2009                                                                                  /s/ Donald E. Gibson
    Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2009 and that to the best of her knowledge:

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

Date: May 14, 2009                                                                                  /s/ Michelle M. Plummer
    Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer