Form 10-K
period 2009-06-30
GREENE COUNTY BANCORP INC
filed 2009-09-28
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2009
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ____ NO    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES ____ NO    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES       X                                NO ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ____               NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES     X        NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   _____                                                                           Accelerated filer _____
Non-accelerated filer     _____                                                                           Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ____                  NO           X

As of September 8, 2009, there were issued and outstanding 4,105,312 shares of the Registrant's common stock of which 1,404,813 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $14.09 on September 8, 2009, the aggregate value of stock held by non-affiliates was $19,794,000.

DOCUMENTS INCORPORATED BY REFERENCE
1.      Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2009 (Part II).
2.  Proxy Statement for the 2009 Annual Meeting of Shareholders (Part II and III)

Transitional Small Business Disclosure Formant                                                                                Yes ____          No   X

GREENE COUNTY BANCORP, INC. AND SUBSIDIARIES
FORM 10-K

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	40

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	41

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	42

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	43

PART I

ITEM 1.                      Business

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

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a federally chartered savings bank.  A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (56.1%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.  In June 2004, The Bank of Greene County opened a new limited-purpose subsidiary, Greene County Commercial Bank.  The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  At June 30, 2009, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash and securities totaling $3.2 million.  At June 30, 2009, 1,800,680 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 200,358 shares were held as Treasury stock and 2,304,632 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and various Greene County Bancorp, Inc. investment securities.

At June 30, 2009, Greene County Bancorp, Inc. had consolidated total assets of $460.5 million, consolidated total deposits of $398.7 million, consolidated borrowings from the Federal Home Loan Bank of New York (FHLB) of $19.0 million and consolidated total equity of $40.3 million.

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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, commercial real estate loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in investment securities, mortgage-backed and asset-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. Through its affiliation with Fenimore Asset Management and Essex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the FHLB, and principal and interest payments on loans and securities.  At June 30, 2009, The Bank of Greene County had outstanding borrowings of $19.0 million from the Federal Home Loan Bank of New York.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law.  At June 30, 2009, Greene County Commercial Bank had $108.5 million in assets, $88.7 million in total deposits, $7.5 million in borrowings from The Bank of Greene County, and $11.4 million in total equity.

Greene County Commercial Bank’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Office of Thrift Supervision regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 56.1% of the issued and outstanding common stock of Greene County Bancorp, Inc.  Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $185,800, in cash and cash equivalents at June 30, 2009.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Market Area

The Bank of Greene County has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County currently operates eleven full-service banking offices in Greene County, Columbia County and southern Albany County, New York.  The Bank of Greene County's primary market area is currently concentrated around the areas within Greene County, Columbia County and southern Albany County where its full-service banking offices are located, namely the towns of Catskill, Cairo, Chatham, Coxsackie, Greenville, Hudson, Ravena, Tannersville and Westerlo.

As of the 2008 census estimates, the Greene County population was 49,000 and Columbia County was 62,000.  Greene County is primarily rural and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  The county has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County government and the Coxsackie Correctional Facilities are the largest employers in the County.  Other large employers within the Company’s market area include the Hunter Mountain and Ski Windham resort areas, LaFarge, Columbia Memorial Hospital, Taconic Farms, Ginsberg’s Foods, the Catskill, Cairo-Durham, Chatham, Greenville and Coxsackie-Athens, Hudson City, and Ravena-Coeyman, Central School Districts.

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

Lending Activities

General.  The principal lending activity of The Bank of Greene County is the origination, for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by residential real estate located within its primary market area.  The Bank of Greene County also originates commercial real estate loans, home equity loans, consumer loans and commercial business loans, and has increased its focus on commercial lending.  The Bank of Greene County also offers a variety of line of credit products.

The Bank of Greene County continues to utilize conservative underwriting standards in originating real estate loans.  As such, it does not engage in sub-prime lending or other exotic loan products.  At the time of origination, appraisals are obtained to ensure adequate loan-to-value of the underlying collateral.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest or an event that would indicate a significant decline in the collateral value.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure collateral adequacy.

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity.  Cash, cash equivalents and securities available for sale comprised 23.6% of total assets at June 30, 2009, all of which can be used for liquidity needs.  The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.   Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans including many commercial lending products in order to help mitigate interest rate risk.

Loan Portfolio Composition.  Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
Residential	$172,038	63.48%	$158,193	65.87%	$140,901	67.51%
Commercial	47,029	17.35	30,365	12.64	24,357	11.67
Construction and land	7,806	2.88	12,295	5.12	9,619	4.61
Multi-family	1,140	0.43	1,094	0.46	1,078	0.52
Total real estate loans	228,013	84.14	201,947	84.09	175,955	84.31

Consumer loans
Installment loans(1)	3,827	1.41	4,172	1.74	4,057	1.94
Home equity loans	26,183	9.66	23,957	9.97	19,719	9.45
Passbook loans	347	0.13	401	0.17	583	0.28
Total consumer loans	30,357	11.20	28,530	11.88	24,359	11.67

Commercial loans	12,631	4.66	9,669	4.03	8,391	4.02

Total consumer loans and
commercial loans	42,988	15.86	38,199	15.91	32,750	15.69

Total gross loans	271,001	100.0%	240,146	100.0%	208,705	100.00%

Less:
Deferred fees and costs	321		182		61
Allowance for loan losses	(3,420)		(1,888)		(1,486)

Total loans receivable, net	$267,902		$238,440		$207,280

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2006		2005
	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
One-to-four family	$131,010	68.44%	$117,207	70.74%
Commercial real estate	22,599	11.81	18,077	10.91
Construction and land	8,728	4.55	5,255	3.17
Multi-family	1,200	0.63	1,477	0.89
Total real estate loans	163,537	85.43	142,016	85.71

Consumer loans
Installment (1)	3,384	1.77	3,466	2.09
Home equity	16,486	8.61	12,607	7.61
Passbook	632	0.33	742	0.45
Total consumer loans	20,502	10.71	16,815	10.15

Commercial business loans	7,390	3.86	6,860	4.14

Total consumer loans and
commercial business loans	27,892	14.57	23,675	14.29

Total gross loans	191,429	100.00%	165,691	100.00%

Less:
Deferred fees and costs	(22)		(163)
Allowance for loan losses	(1,314)		(1,236)

Total loans receivable, net	$190,093		$164,292

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans
Real estate loans
Residential	$165,309	61.00%	$152,722	63.59%	$134,474	64.43%
Commercial	19,357	7.14	17,030	7.09	16,181	7.75
Construction and land	6,296	2.32	11,335	4.72	8,735	4.19
Multi-family	936	0.35	1,094	0.46	1,078	0.52
Total fixed-rate real estate loans	191,898	70.81	182,181	75.86	160,468	76.89

Consumer loans
Installment loans (1)	3,827	1.41	4,172	1.74	4,057	1.94
Home equity loans	13,157	4.85	14,745	6.14	10,829	5.19
Passbook loans	347	0.13	401	0.17	583	0.28
Commercial loans	5,191	1.91	5,185	2.16	5,113	2.45
Total fixed-rate loans	214,420	79.11	206,684	86.07	181,050	86.75

Adjustable-rate loans
Real estate loans:
Residential	6,729	2.48	5,471	2.28	6,427	3.08
Commercial	27,672	10.21	13,335	5.55	8,176	3.92
Construction and land	1,510	0.56	960	0.40	884	0.42
Multi-family	204	0.08	---	---	---	---
Total adjustable-rate real estate loans	36,115	13.33	19,766	8.23	15,487	7.42

Consumer loans
Home equity loans	13,026	4.81	9,212	3.83	8,890	4.26
Commercial loans	7,440	2.75	4,484	1.87	3,278	1.57
Total adjustable-rate loans	56,581	20.89	33,462	13.93	27,655	13.25

Total gross loans	271,001	100.00%	240,146	100.00%	208,705	100.00%

Less:
Deferred fees and costs	321		182		61
Allowance for loan losses	(3,420)		(1,888)		(1,486)

Total loans receivable, net	$267,902		$238,440		$207,280

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2006		2005
	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans
Real estate loans
One-to-four family	$124,310	64.94%	$112,970	68.18%
Commercial real estate	17,337	9.06	13,039	7.87
Construction and land	7,438	3.88	5,105	3.08
Multi-family	1,200	0.63	1,401	0.85
Total fixed-rate real estate loans	150,285	78.51	132,515	79.98

Consumer loans
Installment (1)	3,384	1.77	3,466	2.09
Home equity	8,222	4.29	5,397	3.26
Passbook	632	0.33	742	0.45
Commercial business loans	5,512	2.88	5,043	3.04
Total fixed-rate loans	168,035	87.78	147,163	88.82

Adjustable-rate loans
Real estate loans:
One-to-four family	6,700	3.50	4,237	2.56
Commercial real estate	5,262	2.75	5,038	3.04
Construction and land	1,290	0.67	150	0.09
Multi-family	--	---	76	0.04
Total adjustable-rate real estate loans	13,252	6.92	9,501	5.73

Consumer loans
Home Equity	8,264	4.32	7,210	4.35
Commercial business loans	1,878	0.98	1,817	1.10
Total adjustable-rate loans	23,394	12.22	18,528	11.18

Total gross loans	191,429	100.00%	165,691	100.00%

Less:
Deferred fees and costs	(22)		(163)
Allowance for loan losses	(1,314)		(1,236)

Total loans receivable, net	$190,093		$164,292

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Residential and Construction and Land Loans. The Bank of Greene County's primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by residences; by contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  Generally, residential mortgage loans are made in amounts up to 85.0% of the appraised value of the property.  However, The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance.  For the year ended June 30, 2009, less than one percent of the residential mortgage loans originated by The Bank of Greene County were originated with loan-to-value ratios over 85.0%.  For the year ended June 30, 2009, The Bank of Greene County originated approximately 85% to 90% of residential mortgage loans with loan-to-value ratios of 80% or less.  Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years The Bank of Greene County has been successful in marketing and originating such loans with 15-year terms.  Residential fixed-rate loans are offered with monthly payment features.  The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on most properties collateralizing real estate loans made by The Bank of Greene County.

At June 30, 2009, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

The Bank of Greene County currently offers residential mortgage loans with fixed and adjustable interest rates.  Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, The Bank of Greene County's interest rate gap position, and loan products offered by The Bank of Greene County's competitors.  Particularly, in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to adjustable-rate loans.  Single-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The average length of time that The Bank of Greene County's single-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2009, $6.7 million, or 2.48%, of The Bank of Greene County's loan portfolio consisted of residential loans with adjustable interest rates, compared to $165.3 million, or 61.0%, of the loan portfolio comprised of residential loans with fixed interest rates.  The Bank of Greene County’s willingness and capacity to originate and hold in portfolio fixed rate residential mortgage loans has enabled it to expand customer relationships in the current relatively low long-term interest rate environment where borrowers have generally preferred fixed rate mortgage loans.  However, as noted above, to the extent The Bank of Greene County retains fixed rate residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would remain fixed while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

All residential mortgage loans originated by The Bank of Greene County include "due-on-sale" clauses, which give The Bank of Greene County the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At June 30, 2009, $172.0 million, or 63.48%, of The Bank of Greene County's loan portfolio consisted of residential mortgage loans.  $1.6 million of such loans (consisting of 13 loans) were included in nonperforming loans as of that date.

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

At June 30, 2009, $7.8 million or 2.88% of the Bank of Greene County’s loan portfolio consisted of construction and land lending.  Construction lending generally involves a greater degree of risk than other residential mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property.  The Bank of Greene County completes inspections during the construction phase prior to any disbursements.  The Bank of Greene County limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower's ability to repay the loan.  Construction loans included in nonperforming loans totaled $13,000 (consisting of one loan) at June 30, 2009.

Commercial Real Estate and Multifamily Loans. At June 30, 2009, $47.0 million, or 17.35%, of the total loan portfolio consisted of commercial real estate loans.  Growth in the commercial real estate portfolio is the result of and increase in opportunities to lend to local businesses due to less availability of funds within other larger financial institutions within our market area.  The Bank has increased its focus within this lending area and has developed a strong team of lenders and business development staff.  Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank of Greene County originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 20 years.  The maximum loan-to-value ratio at closing of commercial real estate loans is generally 75%.  At June 30, 2009, the largest commercial mortgage loan had a principal balance of $2.8 million and was performing in accordance with its terms.  Commercial real estate loans included in nonperforming loans totaled $749,000 (consisting of 6 loans) at June 30, 2009.

In underwriting commercial real estate loans, The Bank of Greene County reviews the expected net operating income generated by the real estate to ensure that it is generally at least 110% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower and any guarantors; and the borrower’s business experience.  The Bank of Greene County’s policy is to require personal guarantees from all commercial real estate borrowers.

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

Loans collateralized by commercial real estate generally are larger than residential loans and involve a greater degree of risk. Commercial mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for management to monitor and evaluate.

The Bank of Greene County originates a limited number of multi-family loans, which totaled $1.1 million, or 0.43%, of The Bank of Greene County’s total loans at June 30, 2009. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area.  There were no nonperforming multi-family loans at June 30, 2009.  The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.

Consumer Loans. The Bank of Greene County’s consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans).  Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years.  At June 30, 2009, consumer loans (other than home equity loans) totaled $4.2 million, or 1.54%, of the total loan portfolio.  Consumer loans (other than home equity loans) totaling $19,000 were included in nonperforming loans as of that date.

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans. In addition, consumer loans expand the products and services offered by The Bank of Greene County to better meet the financial services needs of its customers.  Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

The Bank of Greene County offers fixed- and adjustable-rate home equity loans that are collateralized by the borrower’s residence.  Home equity loans are generally underwritten with terms not to exceed 20 years and under the same criteria that The Bank of Greene County uses to underwrite residential fixed rate loans.  Home equity loans may be underwritten with terms not to exceed 20 years and with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan.  The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans.  At June 30, 2009, the outstanding balance of home equity loans totaled $26.2 million, or 9.66%, of The Bank of Greene County’s total loan portfolio.  There were three home equity loans included in nonperforming loans totaling $227,000 at June 30, 2009.

Commercial Loans.  The Bank of Greene County also originates commercial loans up to 10 years at fixed and adjustable rates.  The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications.  The decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment.  A mortgage may also be taken for additional collateral purposes, but is considered secondary to the other collateral for commercial business loans.  The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial borrowers.  The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan.  At June 30, 2009, The Bank of Greene County had $12.6 million of commercial loans representing 4.66% of the total loan portfolio.  The largest commercial loan had a balance of $781,000.  At June 30, 2009, The Bank of Greene County’s commercial loan portfolio included loans collateralized by inventory, fire trucks, other equipment, or real estate.  There were four commercial loans included in nonperforming loans totaling $132,000 at June 30, 2009.

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on fixed-rate loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Loan Maturity Schedule.  The following table sets forth certain information as of June 30, 2009 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

The following table illustrates the future maturities of such loans at June 30, 2009.

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	1 Year	3 Years	5 Years	10 Years	10 Years	Total
(Dollars in thousands)
Real estate loans:
Residential	$4,876	$968	$3,569	$20,466	$142,159	$172,038
Commercial	10,225	1,854	13,047	11,224	10,679	47,029
Construction and land	6,565	533	424	72	212	7,806
Multi-family	---	---	---	511	629	1,140
Total real estate loans	21,666	3,355	17,040	32,273	153,679	228,013

Consumer loans	13,960	2,142	3,440	4,585	6,230	30,357

Commercial loans	7,945	677	1,651	1,448	910	12,631

Total loan portfolio	$43,571	$6,174	$22,131	$38,306	$160,819	$271,001

The total amount of the above loans that mature or are due after June 30, 2010 that have fixed interest rates is $205.0 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $22.4 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail on pages 7-9 of Greene County Bancorp, Inc.’s 2009 Annual Report to Shareholders, which discussion is incorporated herein by reference.

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

At June 30, 2009, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a commercial mortgage with an outstanding balance of $2.8 million. This loan was performing in accordance with its terms at June 30, 2009.

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

Loans Past Due and Non-performing Assets.  Loans are reviewed on a regular basis to assess collectability of all principal and interest payments due.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as non-performing. The Bank of Greene County had no nonaccrual loans in the less than 90 days delinquent categories at June 30, 2009.   Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status.    A loan is not removed from nonaccrual status until the loan is current and evidence supports the borrower’s ability to maintain a current status.  Other real estate owned is included in non-performing assets.  At June 30, 2009, The Bank of Greene County had non-performing loans of $2.7 million and a ratio of non-performing loans to total loans of 1.01%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.  At June 30, 2009, The Bank of Greene County had $215,000 of FRE and its ratio of non-performing assets to total assets was 0.64%.

Nonaccrual Loans and Nonperforming Assets.  The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated.  The Bank of Greene County had no accruing loans delinquent more than 90 days at June 30, 2009, 2008, or 2007.

(dollars in thousands)
	2009	2008	2007	2006	2005

Nonaccruing loans:
Real estate loans
Residential	$1,573	$1,123	$408	$3	$126
Commercial	749	91	111	---	50
Construction and land	13	38	43	---	---
Multifamily	--	26	---	---	---
Installment loans	19	26	10	4	51
Home equity loans	227	493	110	---	96
Commercial loans	132	142	---	---	25
Total nonaccruing loans	2,713	1,939	682	7	348

Foreclosed real estate:
Residential	100	---	---	---	---
Multifamily	115	---	---	---	---
Total foreclosed real estate	215	---	---	---	---

Total non-performing assets	$2,928	$1,939	$682	$7	$348

Total as a percentage of total assets	0.64%	0.51%	0.21%	0.00%	0.12%

Gross interest income of $231,000, $160,000 and $52,000 would have been recorded on nonaccrual loans under their original terms if the loans had been current through the fiscal years ended June 30, 2009, 2008 and 2007, respectively.  Interest income of $120,000, $93,000 and $32,000 was recorded on these nonaccrual loans during the fiscal years ended June 30, 2009, 2008 or 2007, respectively.   The Company identifies impaired loans and measures the impairment in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114), as amended.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  Impaired loans totaled $98,000 and $128,000 as of June 30, 2009 and 2008, respectively, and consisted of one mortgage loan which was modified in a troubled debt restructuring.  This loan is performing in accordance with the modified terms and is not included in total non-performing assets.  The Company has allocated approximately $10,000 and $50,000 of the allowance for loan losses for impaired loans as of June 30, 2009 and 2008, respectively.  There were no impaired loans as of June 30, 2007.

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

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it establishes a valuation allowance or "loss reserve" in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When The Bank of Greene County classifies problem assets as "Loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount.  The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.  At June 30, 2009, The Bank of Greene County had loans that amounted to $2.3 million classified as substandard, loans that amounted to $3.3 million classified as special mention and no other classified assets.   Nonaccrual loans totaling $2.7 million are included in classified assets.  The remaining $2.9 million of classified loans are performing; however, they have been classified because of deterioration in the financial status of the borrower or in the value of the underlying collateral.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and its valuation of FRE.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The allowance for loan losses is increased by a provision for loan losses and recoveries of previously charged off loans and is reduced by loans charged-off.  At June 30, 2009, the total allowance was $3.4 million, which amounted to 1.26% of total loans receivable and 126.06% of nonperforming loans.  Management will continue to monitor and modify the level of the allowance for loan losses.

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.
	June 30, 2009		June 30, 2008		June 30, 2007
		Percent		Percent		Percent
		of loans		of loans		of loans
		in each		in each		in each
	Amount of	category	Amount of	category	Amount of	category
	loan loss	to total	loan loss	to total	Loan loss	to total
	allowance	loans	allowance	loans	allowance	loans
(Dollars in thousands)
Real estate mortgages:
Residential	$1,429	63.5%	$785	65.9%	$499	67.5%
Commercial	1,226	17.3	492	12.6	499	11.7
Construction and land	75	2.9	64	5.1	64	4.6
Multi-family	15	0.4	3	0.4	4	0.5
Installment loans	72	1.3	87	1.7	58	1.9
Home equity loans	221	9.7	154	10.0	127	9.4
Passbook loans	---	0.1	---	0.2	---	0.3
Commercial loans	311	4.7	208	4.0	220	4.0
Overdraft Privilege	61	0.1	15	0.1	15	0.1
Specific	10	---	80	---	---	---
Unallocated	---	---	---	---	---	---
Totals	$3,420	100.00%	$1,888	100.00%	$1,486	100.0%

Note 4 of Greene County Bancorp, Inc.’s Annual Report to Shareholders on page 34, which is incorporated herein by reference, discusses the $10,000 specific allocation of the allowance for loan losses toward impaired loans as of June 30, 2009 as well as in the discussion of nonaccrual and nonperforming assets earlier in this document.

Securities Investment Activities

Given The Bank of Greene County’s substantial portfolio of fixed-rate residential mortgage loans, The Bank of Greene County, and its subsidiary Greene County Commercial Bank, maintain high balances of liquid investments for the purpose of mitigating interest rate risk.  The Board of Directors establishes the securities investment policy.  This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters.  In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2009, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in securities rated “A” or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of investments in smaller non-rated local bonds.  The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

At June 30, 2009, Greene County Bancorp, Inc. had $161.6 million in investment securities, or 35.1% of total assets.  Statement Financial Accounting Standards No. 115 “Accounting for certain investments in debt and equity securities” (“SFAS No. 115”) requires the Company to designate its securities as held to maturity, available for sale, or trading, depending on its ability and intent regarding its investments.  During the fiscal year 2009, $23.8 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $338,000 at the time of transfer.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.     As of June 30, 2009, held-to-maturity securities totaled $63.3 million, and available-for-sale securities totaled $98.3 million.

Book Value of Investment Securities.  The following table sets forth certain information regarding the investment securities as of the dates indicated.

	At June 30,
	2009		2008		2007
	Book	Percent	Book	Percent	Book	Percent
	Value	of total	Value	of total	Value	of total
(Dollars in Thousands)
Securities, available-for-sale:
U.S. government sponsored enterprises	$20,127	12.4%	$16,146	14.4%	$19,628	22.5%
State and political subdivisions	9,586	5.9	10,850	9.7	29,034	33.3
Mortgage-backed securities	60,129	37.2	60,782	54.2	38,157	43.8
Asset-backed securities	44	0.1	49	0.1	76	0.1
Corporate debt securities	8,292	5.1	8,486	7.5	---	---
Total debt securities	98,178	60.7	96,313	85.9	86,895	99.7
Equity securities and other	93	0.1	379	0.3	289	0.3
Total securities, available-for-sale	98,271	60.8	96,692	86.2	87,184	100.0
Securities, held-to-maturity:
U.S. government sponsored enterprises	7,049	4.4	---	---	---	---
State and political subdivisions	23,303	14.4	15,457	13.8	---	---
Mortgage-backed securities	32,319	20.0	---	---	---	---
Other securities	665	0.4	---	---	---	---
Total securities, held-to-maturity	63,336	39.2	15,457	13.8	---	---
Total securities	$161,607	100.0%	$112,149	100.0%	$87,184	100.0%

The estimated fair values of debt securities at June 30, 2009 by contractual maturity are set forth in Note 3 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

Additional discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the level of mortgage-backed securities is set forth in Management’s Discussion and Analysis on page 11 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

In September 2008, as a result of the bankruptcy filing of Lehman Brothers Holdings, Inc. (“Lehman”), the Company recorded an other-than-temporary impairment charge to earnings relating to a $260,000 Lehman debt security held by the Company.  This charge totaled $135,000, net of taxes.   Additional discussion related to the evaluation of the portfolio for other-than-temporary impairment is set forth in Note 1, Summary of significant accounting policies, and Note 3, Securities, of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

Mortgage-Backed and Asset-Backed Securities.  The Bank of Greene County purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored enterprises; and (iii) increase liquidity.  At June 30, 2009, mortgage-backed securities (including CMOs) totaled $92.4 million or 20.1% of total assets, of which $60.1 million were classified as available for sale and $32.3 million were classified as held to maturity.  CMOs or collateralized mortgage obligations as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages.  CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested capital at different rates.  The CMO bond may pay the investor at a different rate than the underlying mortgage pool.  Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing.  As a result there is no final lump-sum payment at maturity.  The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.  At June 30, 2009, $2.9 million of the mortgage-backed securities were adjustable rate and $89.5 million were fixed rate.  The mortgage-backed securities portfolio had coupon rates ranging from 3.13% to 6.99%, a weighted average yield of 4.36% and a weighted average life (including pre-payment assumptions) of 3.6 years at June 30, 2009. The estimated fair value of The Bank of Greene County's mortgage-backed securities at June 30, 2009 was $93.1 million, which was $2.7 million greater than amortized cost.

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

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of The Bank of Greene County's mortgage-backed securities portfolio.  The Bank of Greene County's $93.1 million mortgage-backed securities portfolio at June 30, 2009 consisted of $31.0 million with contractual maturities within five years, $30.5 million with contractual maturities of five to ten years and the remaining $31.6 million with contractual maturities more than 10 years.  However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce or increase the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, The Bank of Greene County may be subject to reinvestment risk because, to the extent that The Bank of Greene County's securities prepay faster than anticipated, The Bank of Greene County may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return.  Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving The Bank of Greene County of the ability to reinvest cash flows at the increased rates of interest.

At June 30, 2009, The Bank of Greene County’s portfolio of asset-backed securities contained one investment which amounted to $44,000, or less than 0.1% of total assets, which was classified as available for sale.  Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of The Bank of Greene County, its asset-backed security was collateralized by home equity loans.

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

Mortgage Servicing Rights.  The Bank of Greene County had no mortgage servicing rights at June 30, 2009 or 2008 and does not expect to purchase any mortgage servicing rights in future periods nor sell mortgages with servicing retained.

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

At June 30, 2009, consolidated deposits totaled $398.7 million.  At June 30, 2009, the Company had a total of $99.2 million in certificates of deposit, of which $68.3 million had maturities of one year or less.  Although a significant portion of our deposits were in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and our current pricing strategy, believes a large portion of such accounts will be retained upon maturity.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which The Bank of Greene County's branch offices are located.  The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County's ability to attract and retain deposits.  The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, and print media. It generally does not solicit deposits from outside its market area.  While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates.  The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits.  Historically, The Bank of Greene County has not used brokers to obtain deposits.  Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $88.7 million in deposits at June 30, 2009.

The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.

		At June 30,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Transaction and savings deposits:
Non-interest bearing deposits	$39,772	10.0%	$41,798	13.0%	$44,020	15.5%
Savings deposits	82,620	20.7	72,706	22.6	71,830	25.3
NOW deposits	114,758	28.8	79,487	24.7	56,053	19.7
Money market deposits	62,371	15.6	37,970	11.8	37,710	13.3
Total non-certificates of deposit	299,521	75.1	231,961	72.1	209,613	73.8

Certificates of deposit:
0.00 – 1.99%	32,874	8.2	11,842	3.7	---	---
2.00 – 2.99%	32,580	8.2	34,910	10.9	1,321	0.4
3.00 – 3.99%	30,979	7.8	26,561	8.3	24,064	8.5
4.00 – 4.99%	2,775	0.7	16,157	5.0	49,178	17.3
Total certificates of deposit	99,208	24.9	89,470	27.9	74,563	26.2
Total deposits	$398,729	100.0%	$321,431	100.0%	$284,176	100.0%

The amount of certificates of deposit greater than and less than $100,000 by time remaining to maturity as of  June 30, 2009 is set forth in Note 6 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

The following table sets forth the amount and remaining maturities of certificates of deposit accounts at June 30, 2009.

	0.00-	2.00-	3.00-	4.00-		Percent of
	1.99%	2.99%	3.99%	4.99%	Total	Total
(Dollars in thousands)
Certificates of deposit
Maturity in quarter ended:
September 30, 2009	$7,843	$23,052	$7,625	$124	$38,644	39.0%
December 31, 2009	16,518	3,184	604	180	20,486	20.6
March 31, 2010	5,541	866	215	688	7,310	7.4
June 30, 2010	769	872	61	213	1,915	1.9
September 30, 2010	1,379	348	16	152	1,895	1.9
December 31, 2010	295	248	56	237	836	0.8
March 31, 2011	57	22	78	614	771	0.8
June 30, 2011	10	14	440	380	844	0.9
September 30, 2011	13	1	11,969	103	12,086	12.2
December 31, 2011	62	---	6,335	84	6,481	6.5
March 31, 2012	32	2,584	2,717	---	5,333	5.4
June 30, 2012	221	1,165	433	---	1,819	1.8
Thereafter	134	224	430	---	788	0.8
Total	$32,874	$32,580	$30,979	$2,775	$99,208	100.0%

Percent of total	33.1%	32.9%	31.2%	2.8%	100.0%

Borrowed Funds.  In the event that The Bank of Greene County requires funds beyond its ability to generate them internally, additional sources of funds are available through the Federal Home Loan Bank (“FHLB”).  At June 30, 2009, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $37.7 million with the Federal Home Loan Bank (“FHLB”).  At June 30, 2009, there were no balances outstanding under these facilities.  Interest rates on these lines are determined at the time of borrowing.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2009, approximately $7.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve discount window.  There were no outstanding borrowings with the Federal Reserve Bank at June 30, 2009.

At June 30, 2009, The Bank of Greene County had term borrowings totaling $19.0 million from the FHLB, of which $14.0 million consisted of several fixed rate, fixed term advances with a weighted average rate of 3.34% and a weighted average maturity of 22 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate at June 30, 2009, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

At June 30, 2009, Greene County Bancorp, Inc. had available a revolving line of credit of $5.0 million with Atlantic Central Bankers Bank (“ACBB”).  The line of credit is secured by all of the outstanding shares of common stock of The Bank of Greene County.  At June 30, 2009, there were no balances outstanding under this line of credit.  This line of credit will expire on April 28, 2012 and carries a floating interest rate equal to the prime rate as reported in the Wall Street Journal.

Scheduled maturities of borrowings at June 30, 2009 were as follows:
(In thousands)
Fiscal year end
2010	$4,000
2011	5,000
2012	3,000
2013	1,000
2014	6,000
$19,000

Personnel

As of June 30, 2009, The Bank of Greene County had 110 full-time employees and 14 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also Bank employees.  A collective bargaining group does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.

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

Bad Debt Reserves.  Prior to the 1996 Act, The Bank of Greene County was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at The Bank of Greene County’s taxable income.  As a result of the 1996 Act, The Bank of Greene County must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Greene County Commercial Bank may opt for the reserve method of accounting for bad debts since it is not a thrift institution and the assets of the consolidated group are less than $500 million.  Greene County Commercial Bank had no reserve established as of June 30, 2009 since it held no loans at that date.

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

At June 30, 2009, The Bank of Greene County’s total federal pre-1988 reserve was approximately $1.8 million.  This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount.  For all loss years except those originating in 2001 and 2002, net operating losses can offset no more than 90% of AMTI.  For loss years originating in 2001 and 2002, an offset 100% of AMTI is permissible.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank have not been subject to the alternative minimum tax and have no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2009, Greene County Bancorp, Inc. and its subsidiaries had no net operating loss carry forward for federal income tax purposes.

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

Recapture of New York State Bad Debt Reserves.  If The Bank of Greene County ceases to qualify as a “thrift institution” (as defined in the New York State tax law), or fails to hold at least 60.0% of its assets in “Qualifying Assets”, it will no longer be entitled to use the reserve method and must recapture into entire net income a portion of its NY QRPL Reserve.  The amount subject to recapture is generally equal to the excess of the NY QRPL Reserve over the federal QRPL Reserve as of December 31, 1995.  The amount of The Bank of Greene County’s NY QRPL Reserve subject to recapture was approximately $1.8 million at June 30, 2009.  Since it is The Bank of Greene County’s intention to continue to qualify as a thrift institution and to meet the 60.0% Qualifying Asset test, a deferred tax liability has not been established for the New York State tax that would result from such failure.

Net Operating Loss Deductions.  For New York State franchise tax purposes, Greene County Bancorp, Inc. and its subsidiaries are not entitled to carry back or forward net operating losses (“NOLs”) incurred in taxable years ending before January 1, 2001.  NOLs incurred in taxable years beginning on or after January 1, 2001, of which there are none as of June 30, 2009, can be carried forward to the succeeding 20 taxable years and can not be carried back.

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

At June 30, 2009, The Bank of Greene County’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2009, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2009, The Bank of Greene County satisfied this test.

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

On July 22,  2009,  The Bank of Greene  County  entered into a supervisory  agreement with the Office of Thrift  Supervision in  response to certain  deficiencies  and weaknesses related to the Bank's  overdraft  protection  program and related to compliance  with certain flood laws and  regulations.  The  agreement  requires, among  other  things,   (A)  development  and  implementation  of  policies  and procedures for a comprehensive  overdraft  protection program; (B) establishment of a system to detect,  monitor and report overdraft  activity;  and (C) revised overdraft protection program disclosure statements.  The agreement also requires the Bank to reimburse customers for fees that violated certain daily transaction fee and dollar cap limits.  On July 16, 2009, the Bank refunded approximately $89,000 in such fees to affected customers.  The agreement also requires development and implementation of a program for compliance with flood laws and regulations.   The Board of  Directors  and senior  management  of the Company and the Bank are committed to thoroughly  and  expeditiously  addressing and resolving all issues raised in the  supervisory  agreement  on a timely  basis.  The Bank has already fulfilled a number of the obligations  set forth in the  supervisory  agreement, including the fee reimbursement obligation, and is in the process of undertaking several  actions  to  comply  with the  remaining  requirements  imposed  by the supervisory agreement. Compliance with the supervisory agreement is not expected to have a material adverse effect on the Company's or the Bank's business or operations.

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

At June 30, 2009, The Bank of Greene County met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts.  Deposit accounts in The Bank of Greene County are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $250,000 per separately insured depositor.  The $250,000 limit is permanent for certain retirement accounts, which includes IRAs.  The $250,000 limit is temporary for all other deposit accounts through December 31, 2013.  On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except certain retirement accounts, which will remain at $250,000 per depositor.  The Bank of Greene County’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. Recent legislation gives the Federal Deposit Insurance Corporation discretion to adjust insurance coverage for inflation, beginning in 2010. The legislation also gives the Federal Deposit Insurance Corporation flexibility to adjust the insurance fund reserve ratio between 1.15% and 1.50% of estimated insured deposits, depending on projected losses, economic changes and assessment ratios at the end of a calendar year, and allows for dividends to insured institutions whenever reserve ratios exceed specified levels.

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

During 2008, bank failures coupled with deteriorating economic conditions have significantly reduced the FDIC’s reserve ratio.  As a result of this reduced reserve ratio, in December 2008 the FDIC issued a ruling raising assessment rates uniformly by seven basis points for the first quarter of 2009, resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points.  Subsequently, the FDIC issued a ruling further raising assessment rates, effective April 1, 2009.    This increased assessment on Risk Category 1 institutions results in an initial base assessment rate ranging from 12 to 16 basis points, and an annualized adjusted assessment rate ranging from 7 to 24 basis points.   These rates apply to the second quarter of 2009.     Further changes in insurance premiums could have an adverse effect on the operating expenses and results of operations of Greene County Bancorp, Inc.

On May 22, 2009, the FDIC adopted a final rule that imposed a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as reported on the institution’s report of condition as of June 30, 2009.  The rule further provided that the amount of the special assessment for any insured depository institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment.  The special assessment will be collected on September 30, 2009, with the institution’s second quarter 2009 risk-based assessment.   This special assessment has been included in the Greene County Bancorp, Inc.’s operating results as of June 30, 2009.

The FDIC Board may vote to impose an additional special assessment if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to the level that will be close to or below zero.  An additional special assessment later in calendar year 2009 is probable, but the amount is uncertain.

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

Federal Home Loan Bank System. The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2009, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2009, The Bank of Greene County was in compliance with these reserve requirements.

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

At June 30, 2009, our commercial bank met the criteria for being considered “well-capitalized.”

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

Reports to Security Holders

Greene County Bancorp, Inc. files annual and quarterly reports with the SEC on Forms 10-K and 10-Q, respectively. Greene County Bancorp, Inc. also files current reports on the Form 8-K with the SEC. Finally, Greene County Bancorp, Inc. files preliminary and definitive proxy materials with the SEC.

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

ITEM 1A.                      Risk Factors

Not applicable to smaller reporting companies.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.                      Properties

The Bank of Greene County currently conducts its business through eleven full-service banking offices.  Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The following table sets forth The Bank of Greene County's offices as of June 30, 2009.

		Original		Net Book Value
(Dollars in thousands)	Leased	Year	Date of	Of Property or
	Or	Leased or	Lease	Leasehold
Location	Owned	Acquired	Expiration	Improvements

Administration Office (1)
302 Main Street, Catskill, NY 12414	Owned	1999	---	$602

Operations Center
288 Main Street, Catskill, NY 12414	Owned	2006	---	$1,499

Full Service Branches
Main Branch (1)
Main & Church Streets, Catskill, NY 12414	Owned	1963	---	$281

Coxsackie Branch
2 Technology Drive, W. Coxsackie, NY 12192	Owned	2005	---	$1,944

Cairo Branch
230 Matthew Simons Road, Cairo, NY 12413	Owned	2005	---	$2,009

Chatham Branch
Route 66, Chatham, NY 12037	Owned	2006	---	$1,859

Greenville Branch
Route 32, Greeneville, NY 12083	Owned	1997	---	$843

Greenport Branch
160 Fairview Avenue, Hudson, NY 12534	Leased	2006	December 31, 2011	$575

Hudson Branch
21 North 7th Street, Hudson, NY 12534	Leased	2004	October 31, 2010	$---

Ravena Branch
2494 U.S., Route 9W, Ravena, NY 12143	Owned	2009	---	$1,621

Tannersville Branch
Main Street, Tannersville, NY 12485	Owned	2000	---	$1,102

Westerlo Branch
Routes 141 & 143, Westerlo, NY 12193	Leased	2001	November 30, 2010	$82

Catskill Commons Branch
100 Catskill Commons, Catskill, NY 12414	Owned	2006	---	$2,009

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

ITEM 4.                      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year under report.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Common Stock and Related Matters” section on page 19 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

There were no sales of unregistered securities during fiscal 2009, 2008 or 2007.   On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of June 30, 2008, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2009.

As of June 30, 2009, the Company has adopted four equity-based compensation plans: the 2000 Stock Option Plan, the 2000 Recognition and Retention Plan, the 2008 Stock Option Plan and the ESOP.  The 2000 Stock Option Plan and the 2000 Recognition and Retention Plan and the 2008 Stock Option Plan have been approved by stockholders of the Company and, except for the ESOP, the Company has not implemented any equity-based compensation program that has not been approved by Company stockholders.

Set forth below is certain information as of June 30, 2009 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2000 Stock Option Plan	32,160	$5.00	---
2000 Recognition and Retention Plan	—	—	---
2008 Stock Option Plan	164,500	12.50	15,500
Total	196,660	$11.33	15,500

ITEM 6.                     Selected Financial Data

The “Selected Financial Data” section on pages 5 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, including herewith as Exhibit 13, is incorporated herein by reference.

ITEM 7.                     Management's Discussion and Analysis of Financial Condition and Results of Operations

The “Management's Discussion and Analysis of Financial Condition and Results of Operations” section on pages 6-19 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, including herewith as Exhibit 13, is incorporated herein by reference.

ITEM 7A.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 8.                      Financial Statements and Supplementary Data.

The audited consolidated financial statements for the year ended June 30, 2009 is filed as part of Greene County Bancorp, Inc.’s Annual Report to Shareholders on pages 20-44, and is incorporated herein by reference.

ITEM 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T).	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting appears on pages 20 of the Company’s Annual Report to Shareholders, which is incorporated herein by reference.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the
Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                      Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I - Election of Directors” section on pages 2-19 of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) is incorporated herein by reference.

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

ITEM 11.               Executive Compensation

The “Proposal I - Election of Directors” section on pages 2-19 of Greene County Bancorp, Inc.’s 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section on page 2-19 of Greene County Bancorp, Inc.’s 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.               Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section on page 19 of Greene County Bancorp, Inc.’s 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.                Principal Accountant Fees and Services

The “Proposal 2-Ratification of Appointment of Auditors” section on page 20 Greene County Bancorp, Inc.’s 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                Exhibits

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

GREENE COUNTY BANCORP, INC.

Date: September 28, 2009                                    By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   By:  /s/ Michelle Plummer
       Michelle Plummer
       Executive Vice President,
       Chief Operating Officer and Chief Financial Officer

       Date:  September 28, 2009

        By:  /s/ David H. Jenkins                By:  /s/ Paul Slutzky
David H. Jenkins, DVM                                                                      Paul Slutzky
Director                                                                     Director

        Date:  September 28, 2009                                                               Date:  September 28, 2009

        By:  /s/ Dennis R. O’Grady                              By:  /s/ Martin C. Smith
Dennis R. O’Grady                                                                                  Martin C. Smith
Director                                                                                                     Chairman of the Board

        Date:  September 28, 2009                                                                      Date:  September 28, 2009

         By:  /s/ Arthur Place
Arthur Place
        Director

        Date:  September 28, 2009

       By:  /s/ Charles Schaefer                                By:  /s/ J. Bruce Whittaker
       Charles Schaefer                                                                                       J. Bruce Whittaker
       Director                                                                                                      Director

       Date:  September 28, 2009                                                                        Date:  September 28, 2009

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

The Bank of Greene County                                                                      100.0% owned by Greene County Bancorp, Inc.

Greene County Commercial Bank                                                             100.0% owned by The Bank of Greene County

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-51538) of Greene County Bancorp, Inc. (the “Company”) of our report dated September 25, 2009, relating to the Company’s consolidated financial statements as of and for the years ended June 30, 2009 and 2008, which report appears in the Annual Report to Shareholders included as Exhibit 13.0 in this Form 10-K.

/s/ Beard Miller Company LLP
Beard Miller Company, LLP
Syracuse, New York
September 25, 2009

EXHIBIT 31.1

Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Donald E. Gibson, certify that:

1.	I have reviewed this annual report on Form 10-K of Greene County Bancorp, Inc.;

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

Date: September 28, 2009                                                                        /s/ Donald E. Gibson
    Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michelle M. Plummer, certify that:

1.	I have reviewed this annual report on Form 10-K of Greene County Bancorp, Inc.;

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

Date: September 28, 2009                                                                           /s/ Michelle M. Plummer
       Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2009 and that to the best of his knowledge:

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

Date: September 28, 2009                                                                           /s/ Donald E. Gibson
       Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2009 and that to the best of her knowledge:

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

Date: September 28, 2009                                                                          /s/ Michelle Plummer
      Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer