Form 10-Q
period 2009-09-30
GREENE COUNTY BANCORP INC
filed 2009-11-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:       X            No: ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes:              No: ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   _____                                                                           Accelerated filer _____
Non-accelerated filer     _____                                                                           Smaller reporting company        X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes: ____    No:     X

As of November 13, 2009, the registrant had 4,107,562 shares of common stock outstanding at $ .10 par value.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	5
	* Consolidated Statements of Changes in Shareholders’ Equity	6
	* Consolidated Statements of Cash Flows	7
	* Notes to Consolidated Financial Statements	8-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

	Signatures	33

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
		34 35 36 37

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2009 and June 30, 2009
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2009	June 30, 2009
Cash and due from banks	$9,905	$8,639
Federal funds sold	5,237	804
Total cash and cash equivalents	15,142	9,443

Long term certificate of deposit	1,000	1,000
Securities available for sale, at fair value	93,450	98,271
Securities held to maturity, at amortized cost	65,777	63,336
Federal Home Loan Bank stock, at cost	1,495	1,495

Loans	279,441	271,001
Allowance for loan losses	(3,632)	(3,420)
Unearned origination fees and costs, net	355	321
Net loans receivable	276,164	267,902

Premises and equipment	15,125	15,274
Accrued interest receivable	2,569	2,448
Prepaid expenses and other assets	993	1,152
Foreclosed real estate	---	215
Total assets	$471,715	$460,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$38,544	$39,772
Interest bearing deposits	370,827	358,957
Total deposits	409,371	398,729

Borrowings from FHLB, long-term	19,000	19,000
Accrued expenses and other liabilities	1,710	2,543
Total liabilities	430,081	420,272

Shareholders’ equity:
Preferred stock,
Authorized - 1,000,000 shares; Issued - none	---	---
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares
Issued - 4,305,670 shares
Outstanding - 4,105,312 shares at September 30, 2009
and June 30, 2009;	431	431
Additional paid-in capital	10,564	10,508
Retained earnings	30,923	30,045
Accumulated other comprehensive income	1,228	792
Treasury stock, at cost, 200,358 shares at September 30, 2009
and June 30, 2009	(1,512)	(1,512)
Total shareholders’ equity	41,634	40,264
Total liabilities and shareholders’ equity	$471,715	$460,536
See notes to consolidated financial statements.

         Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands, except share and per share amounts)
	2009	2008
Interest income:
Loans	$4,167	$3,910
Investment securities - taxable	316	362
Mortgage-backed securities	920	807
Investment securities - tax exempt	249	231
Interest bearing deposits and federal funds sold	4	26
Total interest income	5,656	5,336

Interest expense:
Interest on deposits	1,250	1,447
Interest on borrowings	167	170
Total interest expense	1,417	1,617

Net interest income	4,239	3,719
Provision for loan losses	248	195
Net interest income after provision for loan losses	3,991	3,524

Non-interest income:
Service charges on deposit accounts	748	786
Debit card fees	248	230
Investment services	59	82
E-commerce fees	30	70
Write-down of impairment of available-for-sale security	---	(221)
Other operating income	118	99
Total non-interest income	1,203	1,046

Non-interest expense:
Salaries and employee benefits	1,806	2,004
Occupancy expense	302	267
Equipment and furniture expense	153	164
Service and data processing fees	343	303
Computer software, supplies and support	82	80
Advertising and promotion	78	83
FDIC insurance premiums	135	18
Legal and professional fees	75	66
Other	410	375
Total non-interest expense	3,384	3,360

Income before provision for income taxes	1,810	1,210
Provision for income taxes	626	401
Net income	$1,184	$809

Basic EPS	$0.29	$0.20
Basic average shares outstanding	4,105,312	4,096,149
Diluted EPS	$0.29	$0.20
Diluted average shares outstanding	4,132,766	4,119,313
Dividends per share	$0.17	$0.17
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net income	$1,184	$809

Other comprehensive income (loss):
Securities:
Unrealized holding gains (losses) on available for sale securities, arising during the three months ended September 30, 2009 and 2008,
net of income taxes of $266 and ($182), respectively.	421	(286)

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $9 and $0, respectively	15	---

Reclassification adjustment for impairment write-down on securities available for sale realized in net income net of income taxes of $0, and $86,
respectively.	---	135

Other comprehensive income (loss)	436	(151)

Comprehensive income	$1,620	$658
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Unearned	Total
	Common	Paid – In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Equity

Balance at
June 30, 2008	$431	$10,267	$27,183	($9)	($1,586)	($19)	$36,267

ESOP shares earned		18				9	27

Options exercised		(19)			41		22

Stock options compensation		37					37

Dividends declared			(305)				(305)

Net income			809				809

Total other comprehensive loss, net of taxes				(151)			(151)
Balance at
September 30, 2008	$431	$10,303	$27,687	($160)	($1,545)	($10)	$36,706
Balance at
June 30, 2009	$431	$10,508	$30,045	$792	($1,512)	$---	$40,264

Stock options compensation		56					56

Dividends declared			(306)				(306)

Net income			1,184				1,184

Total other comprehensive income, net of taxes				436			436
Balance at
September 30, 2009	$431	$10,564	$30,923	$1,228	($1,512)	$---	$41,634

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

(In thousands)	2009	2008
Cash flows from operating activities:
Net Income	$1,184	$809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	233	220
Net amortization of premiums and discounts	200	24
Net amortization of deferred loan costs and fees	49	32
Provision for loan losses	248	195
ESOP compensation earned	---	27
Stock option compensation	56	37
Write-down of impairment of available-for-sale security	---	221
Net loss on sale of foreclosed real estate	8	---
Net increase (decrease) in accrued income taxes	80	(99)
Net increase in accrued interest receivable	(121)	(378)
Net (increase) decrease in prepaid and other assets	(177)	19
Net decrease in other liabilities	(850)	(185)
Net cash provided by operating activities	910	922

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	3,000	2,004
Purchases of securities	---	(46,242)
Principal payments on securities	2,412	2,281
Securities held-to-maturity:
Proceeds from maturities	844	235
Purchases of securities	(4,277)	(872)
Principal payments on securities	910	665
Net purchase of Federal Home Loan Bank Stock	---	(292)
Net increase in loans receivable	(8,559)	(14,628)
Proceeds from sale of foreclosed real estate	207	---
Purchases of premises and equipment	(84)	(381)
Net cash used in investing activities	(5,547)	(57,230)

Cash flows from financing activities:
Net increase in short-term FHLB advances	---	6,500
Payment of cash dividends	(306)	(305)
Proceeds from stock options exercised	---	22
Net increase in deposits	10,642	52,126
Net cash provided by financing activities	10,336	58,343

Net increase in cash and cash equivalents	5,699	2,035

Cash and cash equivalents at beginning of period	9,443	8,662

Cash and cash equivalents at end of period	$15,142	$10,697

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2009 and 2008

(1)  Basis of Presentation

The accompanying consolidated statement of financial condition  as of June 30, 2009 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three months ended September 30, 2009 and 2008 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2009, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2010.   These consolidated financial statements consider events that occurred through November 13, 2009, the date the consolidated financial statements were issued.

REFERENCING GAAP

Beginning with periods ending after September 15, 2009, the Financial Accounting Standards Board (“FASB”) has implemented the FASB Accounting Standards Codification™ (“Codification” or “ASC”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB's Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has updated references to GAAP in its consolidated financial statements issued for the period ended September 30, 2009.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relates to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.

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

Securities are evaluated for other-than-temporary impairment by performing periodic reviews of individual securities in the investment portfolio.  Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers many factors, including the severity and duration of the impairment; the intent and ability of the Company to hold the equity security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, intent to sell the security, the likelihood to be required to sell the security before it recovers the entire amortized cost, external credit ratings and recent downgrades.  The Company is required to record other-than-temporary impairment charges through earnings, if it has the intent to sell, or will more likely than not be required to sell an impaired debt security before a recovery of its amortized cost basis.  In addition, the Company is required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell.  Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis.  Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis.

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

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses (the “Allowance”) may be necessary, based on changes in economic conditions, asset quality or other factors.  In addition, various regulatory authorities, as an integral part of their examination process, periodically review our Allowance.  Such authorities may require us to recognize additions to the Allowance based on their judgments of information available to them at the time of their examination.

Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, intent to sell the security, whether it is more likely than not we will be required to sell the security before recovery, whether loss of the entire amortized cost is expected, external credit ratings and recent downgrades.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value.

(4)  Securities

Securities at September 30, 2009 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$16,956	$186	$1	$17,141
State and political subdivisions	9,299	437	---	9,736
Mortgage-backed securities-residential	30,381	1,001	---	31,382
Mortgage-backed securities-multi-family	25,180	1,208	---	26,388
Asset-backed securities	41	---	2	39
Corporate debt securities	8,751	80	163	8,668
Total debt securities	90,608	2,912	166	93,354
Equity securities and other	67	29	---	96
Total securities available-for-sale	90,675	2,941	166	93,450
Securities held-to-maturity:
U.S. government sponsored enterprises	7,038	27	---	7,065
State and political subdivisions	26,190	19	---	26,209
Mortgage-backed securities-residential	29,613	689	---	30,302
Mortgage-backed securities-multi-family	2,266	90	---	2,356
Other securities	670	---	---	670
Total securities held-to-maturity	65,777	825	---	66,602
Total securities	$156,452	$3,766	$166	$160,052

Securities at June 30, 2009 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$19,985	$164	$22	$20,127
State and political subdivisions	9,303	284	1	9,586
Mortgage-backed securities-residential	32,468	952	---	33,420
Mortgage-backed securities-multi-family	25,556	1,153	---	26,709
Asset-backed securities	46	---	2	44
Corporate debt securities	8,759	13	480	8,292
Total debt securities	96,117	2,566	505	98,178
Equity securities and other	68	25	---	93
Total securities available-for-sale	96,185	2,591	505	98,271
Securities held-to-maturity:
U.S. government sponsored enterprises	7,049	1	9	7,041
State and political subdivisions	23,303	3	6	23,300
Mortgage-backed securities-residential	30,034	553	8	30,579
Mortgage-backed securities-multi-family	2,285	68	---	2,353
Other securities	665	---	---	665
Total securities held-to-maturity	63,336	625	23	63,938
Total securities	$159,521	$3,216	$528	$162,209

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009.  There were no unrealized losses on securities held-to-maturity at September 30, 2009.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$1,003	$1	$ ---	$ ---	$1,003	$1
Asset-backed securities	---	---	39	2	39	2
Corporate debt securities	---	---	3,413	163	3,413	163
Total securities	$1,003	$1	$3,452	$165	$4,455	$166

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$6,038	$22	$ ---	$ ---	$6,038	$22
State and political subdivisions	202	1	---	---	202	1
Asset-backed securities	---	---	44	2	44	2
Corporate debt securities	---	---	7,220	480	7,220	480
Total securities available-for-sale	6,240	23	7,264	482	13,504	505
Securities held-to-maturity:
U.S. government sponsored enterprises	6,010	9	---	---	6,010	9
State and political subdivisions	668	6	---	---	668	6
Mortgage-backed securities-residential	2,581	8	---	---	2,581	8
Total securities held-to-maturity	9,259	23	---	---	9,259	23
Total securities	$15,499	$46	$7,264	$482	$22,763	$528

At September 30, 2009, there was one security which has been in a continuous unrealized loss position for less than 12 months and 11 securities with a continuous unrealized loss position of more than 12 months.  At September 30, 2009, the Company had $8.7 million in corporate debt securities of which $3.4 million had an unrealized loss of $163,000 for more than 12 months.  When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

For debt securities, OTTI is considered to have occurred if (1) the Company intends to sell the security, (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  In determining the present value of expected cash flows, the Company discounts the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.  In estimating cash flows expected to be collected, the Company uses available information with respect to security prepayment speeds, default rates and severity.  In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit- related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the end of the quarter

During the quarters ended September 30, 2009 and 2008, there were no sales of available-for-sale or held-to-maturity securities.   During the quarter ended September 30, 2008, a loss of $221,000 ($135,000 net of tax) related to the other-than-temporary impairment of a Lehman Brothers Holdings, Inc. debt security held by the Company was recognized.  The loss on this debt security was determined by obtaining a market quote as of the date of impairment.   The decline in the value of this security was solely due to credit losses, and therefore the entire loss was recognized in income. There was no other-than-temporary impairment loss recognized during the quarter ended September 30, 2009.

The estimated fair value of debt securities at September 30, 2009, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After	After
	In	One Year	Five Years
	One Year	Through	Through	After
	Or Less	Five Years	Ten Years	Ten Years	Total
(Dollars in thousands)
Securities available-for-sale:
U.S. Government sponsored enterprises	$1,020	$14,089	$2,032	$ ---	$17,141
State and political subdivisions	909	7,838	989	---	9,736
Mortgage-backed securities-residential	1,176	4,462	10,376	15,368	31,382
Mortgage-backed securities-multi-family	---	19,311	7,077	---	26,388
Asset-backed securities	---	---	---	39	39
Corporate debt securities	---	4,130	4,538	---	8,668
Total debt securities	3,105	49,830	25,012	15,407	93,354
Equity securities	---	---	---	96	96
Total securities available-for-sale	3,105	49,830	25,012	15,503	93,450
Securities held-to-maturity:
U.S. government sponsored enterprises	1,023	6,042	---	---	7,065
State and political subdivisions	8,864	10,776	3,806	2,763	26,209
Mortgage-backed securities-residential	---	2,669	12,431	15,202	30,302
Mortgage-backed securities-multi-family	---	2,356	---	---	2,356
Other securities	300	8	---	362	670
Total securities held-to-maturity	10,187	21,851	16,237	18,327	66,602
Total securities	$13,292	$71,681	$41,249	$33,830	$160,052

As of September 30, 2009, securities with an aggregate fair value of $97.6 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2009 or 2008.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the fiscal quarter ended September 30, 2009.

(5)       Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2009 and June 30, 2009 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

The FASB ASC Topic on “Fair Value Measurement” established a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$93,450	$52,599	$40,851	$---

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$98,271	$56,320	$41,951	$---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  At September 30, 2009, loans subject to nonrecurring fair value measurement had a gross carrying amount of $98,000 and a fair value of $88,000 with an associated valuation allowance of $10,000, which was unchanged from June 30, 2009.  These loans were classified as a Level 3 valuation.    No other financial assets or liabilities (such as Foreclosed Real Estate) were re-measured during the quarter on a nonrecurring basis.

The carrying amounts reported in the statements of financial condition for cash and cash equivalents, long term certificate of deposits, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value.  Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank borrowings are estimated using discounted cash flows and interest rates currently being offered on similar advances.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2009 and June 30, 2009, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(in thousands)	September 30, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$15,142	$15,142	$9,443	$9,443
Long term certificate of deposit	1,000	1,000	1,000	1,000
Securities available-for-sale	93,450	93,450	98,271	98,271
Securities held-to-maturity	65,777	66,602	63,336	63,938
Federal Home Loan Bank stock	1,495	1,495	1,495	1,495
Net loans	276,164	284,011	267,902	275,369
Accrued interest receivable	2,569	2,569	2,448	2,448
Deposits	409,371	410,342	398,729	399,796
Federal Home Loan Bank borrowings	19,000	19,634	19,000	19,632
Accrued interest payable	117	117	114	114

(6)       Earnings Per Share (“EPS”)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  The 164,500 options granted during the quarter ended September 30, 2008 (see note 11) were anti-dilutive in the quarter ended September 30, 2008.  There were no anti-dilutive securities or contracts outstanding during the quarter ended September 30, 2009.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
September 30, 2009	$1,184,000
Basic		4,105,312	$0.29
Effect of dilutive stock options		27,454	(0.00)
Diluted		4,132,766	$0.29

Three months ended
September 30, 2008	$809,000
Basic		4,096,149	$0.20
Effect of dilutive stock options		23,164	(0.00)
Diluted		4,119,313	$0.20

(7)       Dividends

On July 21, 2009, the Board of Directors declared a quarterly dividend of $0.17 per share of Greene County Bancorp, Inc.’s common stock.  The dividend reflected an annual cash dividend rate of $0.68 cents per share, was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of August 14, 2009, and was paid on September 2, 2009.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends for the current period.

(8)       Impact of Inflation and Changing Prices

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

(9)       Impact of Recent Accounting Pronouncements

In June 2009, the FASB issued its first Accounting Standards Update, ÒGenerally Accepted Accounting PrinciplesÓ, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of the new Codification, the Company has updated references to GAAP in its consolidated financial statements issued for the period ended September 30, 2009. The adoption of the new Codification did not impact the Company’s consolidated financial position or consolidated results of operations.

In December 2008, the FASB issued an amendment to its guidance on “Compensation – Retirement Benefits”.  This amendment requires that information about plan assets of a postretirement benefit plan be disclosed, on an annual basis, based on the fair value disclosure requirements of “Fair Value Measurement”.  The disclosures about plan assets required by this amendment shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued an amendment to its guidance on “Transfers and Servicing”.  This guidance prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, the guidance removes the concept of a qualifying special-purpose entity. It also modifies the financial-components approach used in this standard.   The new guidance is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of this guidance will have on our consolidated results of operations or financial position.

In June 2009, the FASB issued an amendment to its guidance on “Consolidation of Variable Interest Entities”, to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This amendment also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This new guidance is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of this guidance will have on our consolidated financial position or results of operations.

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

(10)       Retirement Benefits

The components of net periodic pension costs related to the defined benefit pension plan for the three months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,
(in thousands)	2009	2008
Interest cost	$52	$--
Expected return on plan assets	(55)	--
Amortization of net loss	2	--
Net periodic pension cost	$(1)	$--

The Company does not expect to make any contributions to the defined benefit pension plan during fiscal 2010.

(11)  Stock-Based Compensation

At September 30, 2009, Greene County Bancorp, Inc. had three stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2009.

The Company recognized $56,000 and $37,000 in compensation costs and related income tax benefit of $17,000 and $4,000 related to the 2008 Option Plan for the quarters ended September 30, 2009 and 2008, respectively.  At September 30, 2009, there was $408,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 1.75 years.

A summary of the Company’s stock option activity and related information for its option plans for the three months ended September 30, 2009 and 2008 is as follows:

	2009		2008
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	196,660	$11.33	41,944	$5.00
Options granted	---	---	164,500	$12.50
Exercised	---	---	(5,400)	$3.94
Outstanding at period end	196,660	$11.33	201,044	$11.17
Exercisable at period end	86,995	$9.85	36,544	$5.16

The following table presents stock options outstanding and exercisable at September 30, 2009:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.94	23,660	0.50	$3.94
$9.20	8,500	2.50	$9.20
$12.50	54,835	9.00	$12.50
$3.94-$12.50	86,995		$9.85

The total intrinsic value of the options exercised during the three months ended September 30, 2008, was approximately $52,000.  No options were exercised during the three months ended September 30, 2009. There were no stock options granted during the three months ended September 30, 2009.  The Company had 109,665 non-vested options outstanding at September 30, 2009 and 164,500 non-vested options outstanding at September 30, 2008.

(12)       Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of September 30, 2009 and 2008 are presented in the following table:

Accumulated other comprehensive income (loss), at September 30,	2009	2008
Unrealized gains (losses) on available-for-sale securities, net of tax	$1,701	$(160)
Unrealized loss on securities transferred to held-to-maturity, net of tax	(164)	---
Net losses and past service liability for defined benefit plan, net of tax	(309)	---
Accumulated other comprehensive income	$1,228	$(160)

(13)       Subsequent events

On October 20, 2009, the Board of Directors declared a quarterly dividend of $0.17 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.68 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2009, and will be paid on December 1, 2009.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the shares it owns.

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

Comparison of Financial Condition as of September 30, 2009 and June 30, 2009

ASSETS

Total assets of the Company were $471.7 million at September 30, 2009 as compared to $460.5 million at June 30, 2009, an increase of $11.2 million, or 2.4%.  Securities available for sale and held to maturity amounted to $159.2 million, or 33.8% of assets, at September 30, 2009 as compared to $161.6 million, or 35.1% of assets, at June 30, 2009, a decrease of $2.4 million or 1.5%.   Net loans grew by $8.3 million or 3.1% to $276.2 million at September 30, 2009 as compared to $267.9 million at June 30, 2009.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $15.1 million at September 30, 2009 as compared to $9.4 million at June 30, 2009, an increase of $5.7 million or 60.6%.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, decreased $2.4 million or 1.5% to $159.2 million at September 30, 2009 as compared to $161.6 million at June 30, 2009.  Securities purchases totaled $4.3 million during the quarter ended September 30, 2009 and consisted of state and political subdivision securities. Principal pay-downs and maturities amounted to $7.2 million, of which $2.8 million were mortgage-backed securities, $1.4 million were state and political subdivision securities and $3.0 million were U.S. government agency securities. Additionally, during the quarter ended September 30, 2009, unrealized net gains on available for sale securities increased $687,000.  Greene County Bancorp, Inc. holds 22.5% of the securities portfolio at September 30, 2009 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
	September 30, 2009		June 30, 2009
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$17,141	10.8%	$20,127	12.4%
State and political subdivisions	9,736	6.1	9,586	5.9
Mortgage-backed securities	57,770	36.3	60,129	37.2
Asset-backed securities	39	0.1	44	0.1
Corporate debt securities	8,668	5.4	8,292	5.1
Total debt securities	93,354	58.7	98,178	60.7
Equity securities and other	96	0.1	93	0.1
Total securities available-for-sale	93,450	58.8	98,271	60.8
Securities held-to-maturity:
U.S. government sponsored enterprises	7,038	4.4	7,049	4.4
State and political subdivisions	26,190	16.4	23,303	14.4
Mortgage-backed securities	31,879	20.0	32,319	20.0
Other securities	670	0.4	665	0.4
Total securities held-to-maturity	65,777	41.2	63,336	39.2
Total securities	$159,227	100.0%	$161,607	100.0%

LOANS

Net loans receivable increased to $276.2 million at September 30, 2009 from $267.9 million at June 30, 2009, an increase of $8.3 million, or 3.1%.  The loan growth experienced during the quarter primarily consisted of $6.0 million in residential mortgages, $2.8 million in commercial real estate loans, and $468,000 in non-mortgage loans, which was partially offset by a $1.1 million decrease in home equity loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  It should be noted however that the Company is subject to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the consolidated results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  As of September 30, 2009, declines in home values have been modest in the Company’s market area. However, updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

	September 30, 2009		June 30, 2009
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Real estate mortgages:
Residential	$178,020	63.7%	$172,038	63.5%
Commercial	49,858	17.8	47,029	17.3
Construction and land	7,985	2.9	7,806	2.9
Multifamily	1,251	0.4	1,140	0.4
Total real estate mortgages	237,114	84.8	228,013	84.1
Home equity loans	25,054	9.0	26,183	9.7
Commercial loans	12,871	4.6	12,631	4.7
Installment loans	3,954	1.4	3,827	1.4
Passbook loans	448	0.2	347	0.1
Total gross loans	279,441	100.0%	271,001	100.0%
Unearned origination fees and costs, net	355		321
Allowance for loan losses	(3,632)		(3,420)
Total net loans	$276,164		$267,902

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of foreclosed real estate (“FRE”).  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County considers residential mortgages, home equity loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Commercial mortgage and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by net charge-offs.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Three months ended
	September 30, 2009	September 30, 2008

Balance at the beginning of the period	$3,420	$1,888
Charge-offs:
Residential real estate mortgages	--	31
Commercial loans	8	---
Installment loans	9	17
Overdraft protection accounts	48	74
Total loans charged off	65	122

Recoveries:
Installment loans	3	9
Overdraft protection accounts	26	14
Total recoveries	29	23

Net charge-offs	36	99

Provisions charged to operations	248	195
Balance at the end of the period	$3,632	$1,984

Ratio of annualized net charge-offs to average loans outstanding	0.05%	0.16%
Ratio of annualized net charge-offs to nonperforming assets	3.50%	20.08%
Allowance for loan losses to nonperforming loans	88.24%	100.61%
Allowance for loan losses to total loans receivable	1.30%	0.78%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis.  Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate  is considered nonperforming.  The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2009 or June 30, 2009.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At
(Dollars in thousands)	September 30, 2009	June 30, 2009
Nonaccrual loans:
Real estate mortgages:
Residential	$2,514	$1,573
Commercial	1,174	749
Construction and land	13	13
Multifamily	128	---
Home equity loans	177	227
Commercial loans	99	132
Installment loans	11	19
Total nonaccrual loans	4,116	2,713
Accruing loans delinquent 90 days or more	---	---
Foreclosed real estate:
Residential	---	100
Multifamily	---	115
Foreclosed real estate	---	215
Total nonperforming assets	$4,116	$2,928

Total nonperforming assets as a percentage of total assets	0.87%	0.64%
Total nonperforming loans to total loans	1.49%	1.01%

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  There was $98,000 in impaired loans as of September 30, 2009. This loan is performing in accordance with its restructured terms.  The Company has allocated approximately $10,000 of the allowance for loan losses for this loan as of September 30, 2009.

Interest income of $22,000 and $16,000 was recorded on nonaccrual loans based on cash payments received during the quarters ended September 30, 2009 and 2008, respectively.

DEPOSITS

Total deposits increased to $409.4 million at September 30, 2009 from $398.7 million at June 30, 2009, an increase of $10.7 million, or 2.7%.  Interest bearing checking accounts (NOW accounts) increased $14.7 million or 12.8% to $129.5 million at September 30, 2009 as compared to $114.8 million at June 30, 2009.     Certificates of deposit balances decreased $2.4 million between June 30, 2009 and September 30, 2009.  Noninterest bearing deposits decreased $1.2 million to $38.5 million at September 30, 2009.

(Dollars in thousands)
	At Sept. 30, 2009	Percentage of Portfolio	At June 30, 2009	Percentage of Portfolio

Noninterest bearing deposits	$38,544	9.4%	$39,772	10.0%
Certificates of deposit	96,832	23.7	99,208	24.9
Savings deposits	81,917	20.0	82,620	20.7
Money market deposits	62,570	15.3	62,371	15.6
NOW deposits	129,508	31.6	114,758	28.8
Total deposits	$409,371	100.0%	$398,729	100.0%

BORROWINGS

At September 30, 2009, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $45.7 million with the Federal Home Loan Bank (“FHLB”).  At September 30, 2009, there were no balances outstanding under these facilities.  Interest rates on these lines are determined at the time of borrowing.    In addition to the overnight line of credit program, The Bank of Greene County also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates.  The Bank of Greene County pledges residential mortgages as collateral for these lines of credit and term borrowings.   At September 30, 2009, approximately $106.3 million of collateral was available to be pledged against potential borrowings at the FHLB.  The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2009, approximately $8.4 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no outstanding borrowings with the Federal Reserve Bank at September 30, 2009.

At September 30, 2009, The Bank of Greene County had term borrowings totaling $19.0 million from the FHLB, of which $14.0 million consisted of several fixed rate, fixed term advances with a weighted average rate of 3.34% and a weighted average maturity of 19 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate at September 30, 2009, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

At September 30, 2009, Greene County Bancorp, Inc. had available a revolving line of credit of $5.0 million with Atlantic Central Bankers Bank (“ACBB”).  The line of credit is secured by all of the outstanding shares of common stock of The Bank of Greene County.  At September 30, 2009, there were no balances outstanding under this line of credit.  This line of credit will mature on April 28, 2012 and carries a floating interest rate equal to the prime rate as reported in the Wall Street Journal.

Scheduled maturities of borrowings at September 30, 2009 were as follows:
(In thousands)
Fiscal year end, June 30
2010	$4,000
2011	5,000
2012	3,000
2013	1,000
2014	6,000
$19,000

EQUITY

Shareholders’ equity increased to $41.6 million at September 30, 2009 from $40.3 million at June 30, 2009, as net income of $1.2 million was partially offset by dividends declared and paid of $306,000. Additionally, shareholders’ equity increased  $436,000 as a result of an increase in unrealized gains, net of tax in the available-for-sale investment portfolio  Other changes in equity, totaling a $56,000 increase, were the result of activities associated with the various stock-based compensation plans of the Company, including the 2000 and 2008 Stock Option Plans.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2009 and 2008.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

(Dollars in thousands)	2009	2009	2009	2008	2008	2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$275,560	$4,167	6.05%	$246,870	$3,910	6.34%
Securities2	161,041	1,464	3.64	119,921	1,377	4.59
Federal funds	2,746	1	0.14	2,307	11	1.91
Interest bearing bank balances	1,926	3	0.62	3,006	15	2.00
FHLB stock	1,495	21	5.62	1,397	23	6.58
Total interest earning assets	442,768	5,656	5.11%	373,501	5,336	5.71%
Cash and due from banks	7,402			6,340
Allowance for loan losses	(3,489)			(1,912)
Other non-interest earning assets	17,829			17,539
Total assets	$464,510			$395,468

Interest bearing liabilities:
Savings and money market deposits	$146,851	$307	0.84%	$115,154	$360	1.25%
NOW deposits	115,925	364	1.26	89,553	417	1.86
Certificates of deposit	98,022	579	2.36	89,900	670	2.98
Borrowings	21,291	167	3.14	20,278	170	3.35
Total interest bearing liabilities	382,089	1,417	1.48%	314,885	1,617	2.05%
Non-interest bearing deposits	39,355			41,828
Other non-interest bearing liabilities	2,215			2,287
Shareholders’ equity	40,851			36,468
Total liabilities and equity	$464,510			$395,468

Net interest income		$4,239			$3,719

Net interest rate spread			3.63%			3.66%

Net Earning Assets	$60,679			$58,616

Net interest margin			3.83%			3.98%

Average interest earning assets to
average interest bearing liabilities			115.88%			118.62%

_____________________________________

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

	Three Months Ended September 30,
(In thousands)	2009 versus 2008

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net1	$441	$(184)	$257
Securities2	409	(322)	87
Federal funds	2	(12)	(10)
Interest-bearing bank balances	(4)	(8)	(12)
FHLB stock	2	(4)	(2)
Total interest earning assets	850	(530)	320

Interest-bearing liabilities:
Savings and money market deposits	84	(137)	(53)
NOW deposits	103	(156)	(53)
Certificates of deposit	57	(148)	(91)
Borrowings	8	(11)	(3)
Total interest bearing liabilities	252	(452)	(200)
Net interest income	$598	$(78)	$520
_____________________________________

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities,  asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.02% for the quarter ended September 30, 2009 as compared to 0.82% for the quarter ended September 30, 2008.  Annualized return on average equity increased to 11.59% for the quarter ended September 30, 2009 as compared to 8.87% for the quarter ended September 30, 2008.  The increase in return on average assets and return on average equity was primarily the result of higher noninterest income, and higher net interest income, partially offset by higher noninterest expense. Net income amounted to $1.2 million for the quarter ended September 30, 2009 as compared to $809,000 for the prior year period, an increase of $375,000 or 46.4%.  Average assets increased $69.0 million, or 17.4% to $464.5 million for the quarter ended September 30, 2009 as compared to $395.5 million for the quarter ended September 30, 2008.  Average equity increased $4.4 million, or 12.1%, to $40.9 million for the quarter ended September 30, 2009 as compared to $36.5 million for the quarter ended September 30, 2008.

INTEREST INCOME

Interest income amounted to $5.7 million for the quarter ended September 30, 2009 as compared to $5.3 million for the quarter ended September 30, 2008, an increase of $320,000 or 6.0%.  The increase in securities and loan volumes had the greatest impact on interest income when comparing the quarters ended September 30, 2009 and 2008.  Average loan balances increased $28.7 million while the yield on loans decreased 29 basis points when comparing the quarters ended September 30, 2009 and 2008.   Average securities increased $41.1 million when comparing the quarters ended September 30, 2009 and 2008. The yield on such securities decreased 95 basis points during this same period.  The average balances of federal funds sold increased $439,000, and the yield decreased 177 basis points when comparing the quarters ended September 30, 2009 and 2008, resulting in a decrease in interest income.

INTEREST EXPENSE

Interest expense amounted to $1.4 million for the quarter ended September 30, 2009 as compared to $1.6 million for the quarter ended September 30, 2008, a decrease of $200,000 or 12.5%.  Decreases in rates on interest-bearing liabilities contributed to the decrease in overall interest expense.  As illustrated in the rate/volume table, interest expense was reduced $452,000 due to a 57 basis point decrease in the average rate on interest-bearing liabilities, which was partially offset by an increase in interest expense of $252,000 due to a $67.2 million increase in the average balance of interest-bearing liabilities.  The average rate paid on NOW deposits decreased 60 basis points when comparing the quarters ended September 30, 2009 and 2008, and the average balance of such accounts grew by $26.4 million.  The average balance of certificates of deposit grew by $8.1 million, and the average rate paid decreased by 62 basis points when comparing the quarters ended September 30, 2009 and 2008.  The average balance of savings and money market deposits increased by $31.7 million and the rate paid decreased by 41 basis points when comparing the quarters ended September 30, 2009 and 2008.  The average balance on borrowings increased $1.0 million and the rate decreased 21 basis points when comparing the quarters ended September 30, 2009 and 2008.

NET INTEREST INCOME

Net interest income increased $520,000 to $4.2 million for the quarter ended September 30, 2009 as compared to $3.7 million for the quarter ended September 30, 2008.  Net interest spread decreased 3 basis points to 3.63% as compared to 3.66% when comparing the quarters ended September 30, 2009 and 2008.  Net interest margin decreased 15 basis points to 3.83% for the quarter ended September 30, 2009 as compared to 3.98% for the quarter ended September 30, 2008.  The increase in average balances, partially offset by a narrowing of the net interest spread and margin, led to an increase in net interest income when comparing the quarters ended September 30, 2009 and 2008.

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

PROVISION FOR LOAN LOSSES

Due to the worsening economic climate, management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The provision for loan losses amounted to $248,000 and $195,000 for the quarters ended September 30, 2009 and 2008, respectively, an increase of $53,000 or 27.2%.  Contributing to the increased provision was continued growth in the loan portfolio, and recent increases in nonperforming assets and loan charge-offs during the quarters subsequent to September 30, 2008.  Nonperforming assets amounted to $4.1 million and $2.0 million at September 30, 2009 and 2008, respectively, an increase of $2.1 million.  Of this increase, $1.1 million was in residential mortgage loans, and $1.1 million were in commercial real estate loans.  Home equity loans and non-mortgage loans declined slightly when comparing the quarters ended September 30, 2009 and 2008.  The allowance for loan losses to total loans receivable has increased to 1.30% as of September 30, 2009 as compared to 0.78% as of September 30, 2008.    At September 30, 2009, nonperforming assets were 0.87% of total assets and nonperforming loans were 1.49% of total loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $157,000 or 15.0% to $1.2 million for the quarter ended September 30, 2009 as compared to $1.0 million for the quarter ended September 30, 2008.  The majority of the increase in noninterest income was the result of an other-than-temporary impairment charge recorded during the quarter ended September 30, 2008 of $221,000 ($135,000 net of tax) on a Lehman Brothers debt security held by the Company.  There was no other-than-temporary impairment charge recorded during the quarter ended September 30, 2009.   This increase was partially offset by a decrease in income as a result of the transfer of the Company’s merchant bank card processing business to TransFirst LLC during fiscal 2009.

NONINTEREST EXPENSE

Noninterest expense was flat when comparing the quarters ended September 30, 2009 and 2008 at $3.4 million.   During the quarter ended September 30, 2008, the Company accrued $351,000 toward the expected future termination of its currently frozen defined benefit plan.  The defined benefit pension plan was transferred to a single-employer plan from the previously existing multi-employer plan during the fourth quarter of fiscal year ended June 30, 2009.  As a result, pension expense decreased by $288,000 for the quarter ended September 30, 2009 when compared to the quarter ended September 30, 2008.  Offsetting this decrease was additional expenses such as FDIC insurance premiums, compensation and depreciation.   FDIC insurance premiums increased $117,000 to $135,000 for the quarter ended September 30, 2009 as compared to $18,000 for the quarter ended September 30, 2008 as a result of both higher deposit balances and an increase in the rates assessed against the deposits.  Compensation and depreciation increased due to the opening of the new Ravena branch in January 2009.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 34.6% for the quarter ended September 30, 2009, compared to 33.1% for the quarter ended September 30, 2008.   The increased effective tax rate was due to a lesser portion of pre-tax income from tax-exempt income.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $10.7 million at September 30, 2009.  The unused portion of overdraft lines of credit amounted to $705,000, the unused portion of home equity lines of credit amounted to $7.8 million, and the unused portion of commercial lines of credit amounted to $6.0 million at September 30, 2009.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2009 and June 30, 2009.  Consolidated shareholders’ equity represented 8.8% of total assets at September 30, 2009 and 8.7% of total assets of June 30, 2009.

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
No shares repurchased during the quarter ended September 30, 2009.

       Item 3.     Defaults Upon Senior Securities
                    Not applicable

       Item 4.     Submission of Matters to a Vote of Security Holders
                       Not applicable

       Item 5.     Other Information
a)	Not applicable
b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

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

Date:  November 13, 2009

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 13, 2009

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

3.
Based on my knowledge, the financial statements, and other financial information included in this  quarterly report, fairly present in all material respects the consolidated financial condition, consolidated results of operations and consolidated cash flows of the small business issuer as of, and for, the periods presented in this report;

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

Date: November 13, 2009                                                                            /s/ Donald E. Gibson
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

3.
Based on my knowledge, the financial statements, and other financial information included in this  quarterly report, fairly present in all material respects the consolidated financial condition, consolidated results of operations and consolidated cash flows of the small business issuer as of, and for, the periods presented in this report;

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

Date: November 13, 2009                                                                           /s/ Michelle M. Plummer
       Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2009 and that to the best of his knowledge:

1.	the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
the information contained in the report fairly presents, in all material respects, the consolidated financial condition and consolidated results of operations of the Company as of the dates and for the periods covered by the report.

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

Date: November 13, 2009                                                                            /s/ Donald E. Gibson
       Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2009 and that to the best of her knowledge:

1.	the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
the information contained in the report fairly presents, in all material respects, the consolidated financial condition and consolidated results of operations of the Company as of the dates and for the periods covered by the report.

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

Date: November 13, 2009                                                                           /s/ Michelle M. Plummer
      Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer