Form 10-Q
period 2009-12-31
GREENE COUNTY BANCORP INC
filed 2010-02-12
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes:             No:  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes:              No:     X

As of February 12, 2010, the registrant had 4,115,962 shares of common stock outstanding at $ .10 par value.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

	Signatures	38

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
		39 40 41 42

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2009 and June 30, 2009
(Unaudited)
 (In thousands, except share and per share amounts)

ASSETS	December 31, 2009	June 30, 2009
Cash and due from banks	$9,055	$8,639
Federal funds sold	3,001	804
Total cash and cash equivalents	12,056	9,443

Long term certificate of deposit	1,000	1,000
Securities available for sale, at fair value	90,438	98,271
Securities held to maturity, at amortized cost	64,200	63,336
Federal Home Loan Bank stock, at cost	1,891	1,495

Loans	286,662	271,001
Allowance for loan losses	(3,678)	(3,420)
Unearned origination fees and costs, net	403	321
Net loans receivable	283,387	267,902

Premises and equipment	15,105	15,274
Accrued interest receivable	2,608	2,448
Prepaid expenses and other assets	2,381	1,152
Foreclosed real estate	---	215
Total assets	$473,066	$460,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$40,730	$39,772
Interest bearing deposits	358,504	358,957
Total deposits	399,234	398,729

Short-term borrowings	10,300	---
Borrowings from FHLB, long-term	19,000	19,000
Accrued expenses and other liabilities	1,909	2,543
Total liabilities	430,443	420,272

Shareholders’ equity:
Preferred stock,
Authorized - 1,000,000 shares; Issued - none	---	---
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares
Issued - 4,305,670 shares
Outstanding - 4,115,262 shares at December 31, 2009
and 4,105,312 shares at June 30, 2009;	431	431
Additional paid-in capital	10,579	10,508
Retained earnings	31,832	30,045
Accumulated other comprehensive income	1,217	792
Treasury stock, at cost, 190,408 shares at December 31, 2009
and 200,358 shares at June 30, 2009	(1,436)	(1,512)
Total shareholders’ equity	42,623	40,264
Total liabilities and shareholders’ equity	$473,066	$460,536
See notes to consolidated financial statements.

       Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2009 and 2008
(Unaudited)
 (In thousands, except share and per share amounts)
Interest income:	2009	2008
Loans	$8,456	$7,989
Investment securities - taxable	592	799
Mortgage-backed securities	1,812	1,865
Investment securities - tax exempt	516	455
Interest bearing deposits and federal funds sold	10	30
Total interest income	11,386	11,138

Interest expense:
Interest on deposits	2,466	3,100
Interest on borrowings	333	342
Total interest expense	2,799	3,442

Net interest income	8,587	7,696
Provision for loan losses	677	613
Net interest income after provision for loan losses	7,910	7,083

Non-interest income:
Service charges on deposit accounts	1,506	1,562
Debit card fees	527	452
Investment services	134	134
E-commerce fees	53	130
Net loss on sale of available-for-sale securities	(5)	(12)
Write-down of impairment of available-for-sale security	---	(221)
Other operating income	225	184
Total non-interest income	2,440	2,229

Non-interest expense:
Salaries and employee benefits	3,561	3,735
Occupancy expense	612	551
Equipment and furniture expense	298	342
Service and data processing fees	656	632
Computer software, supplies and support	179	155
Advertising and promotion	115	144
FDIC insurance premiums	271	70
Legal and professional fees	185	128
Other	810	756
Total non-interest expense	6,687	6,513

Income before provision for income taxes	3,663	2,799
Provision for income taxes	1,263	958
Net income	$2,400	$1,841

Basic EPS	$0.58	$0.45
Basic average shares outstanding	4,106,704	4,099,154
Diluted EPS	$0.58	$0.45
Diluted average shares outstanding	4,133,758	4,120,398
Dividends per share	$0.34	$0.34
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2009 and 2008
(Unaudited)
(In thousands, except share and per share amounts)
Interest income:	2009	2008
Loans	$4,289	$4,079
Investment securities - taxable	276	437
Mortgage-backed securities	892	1,058
Investment securities - tax exempt	267	224
Interest bearing deposits and federal funds sold	6	4
Total interest income	5,730	5,802

Interest expense:
Interest on deposits	1,216	1,653
Interest on borrowings	166	172
Total interest expense	1,382	1,825

Net interest income	4,348	3,977
Provision for loan losses	429	418
Net interest income after provision for loan losses	3,919	3,559

Non-interest income:
Service charges on deposit accounts	758	776
Debit card fees	279	222
Investment services	75	52
E-commerce fees	23	60
Net loss on sale of available-for-sale securities	(5)	(12)
Other operating income	107	85
Total non-interest income	1,237	1,183

Non-interest expense:
Salaries and employee benefits	1,755	1,731
Occupancy expense	310	284
Equipment and furniture expense	145	178
Service and data processing fees	313	329
Computer software, supplies and support	97	75
Advertising and promotion	37	61
FDIC insurance premiums	136	52
Legal and professional fees	110	61
Other	400	382
Total non-interest expense	3,303	3,153

Income before provision for income taxes	1,853	1,589
Provision for income taxes	637	557
Net income	$1,216	$1,032

Basic EPS	$0.29	$0.25
Basic average shares outstanding	4,108,097	4,102,160
Diluted EPS	$0.29	$0.25
Diluted average shares outstanding	4,134,732	4,121,436
Dividends per share	$0.17	$0.17
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2009 and 2008
(Unaudited)
(In thousands)
	2009	2008
Net income	$2,400	$1,841

Other comprehensive income:
Securities:
Unrealized holding gains on available for sale securities, arising during the six months ended December 31, 2009 and 2008,
net of income taxes of $248 and $141, respectively.	393	226

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $18 and $2, respectively	29	3

Reclassification adjustment for loss on sale of available-for-sale securities
realized in net income, net of income taxes of $2, and $5, respectively	3	7

Reclassification adjustment for impairment write-down on securities
Available-for-sale realized in net income, net of income taxes of $0, and $86,
respectively.	---	135

Other comprehensive income	425	371

Comprehensive income	$2,825	$2,212

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2009 and 2008
(Unaudited)
(In thousands)
	2009	2008
Net income	$1,216	$1,032

Other comprehensive (loss) income:
Securities:
Unrealized holding (losses) gains on available for sale securities, arising during the three months ended December 31, 2009 and 2008,
net of income taxes of ($18) and $323, respectively.	(29)	512

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $9 and $2, respectively	15	3

Reclassification adjustment for loss on sale of available-for-sale securities
realized in net income, net of income taxes of $2, and $5, respectively	3	7

Other comprehensive (loss) income	(11)	522

Comprehensive income	$1,205	$1,554
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2009 and 2008
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Unearned	Total
	Common	Paid – In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Equity

Balance at
June 30, 2008	$431	$10,267	$27,183	($9)	($1,586)	($19)	$36,267

ESOP shares earned		43				19	62

Options exercised		(27)			57		30

Stock options compensation		93					93

Dividends declared			(611)				(611)

Net income			1,841				1,841

Total other comprehensive income, net of taxes				371			371
Balance at
December 31, 2008	$431	$10,376	$28,413	$362	($1,529)	$---	$38,053
Balance at
June 30, 2009	$431	$10,508	$30,045	$792	($1,512)	$---	$40,264

Options exercised		(41)			76		35

Stock options compensation		112					112

Dividends declared			(613)				(613)

Net income			2,400				2,400

Total other comprehensive income, net of taxes				425			425
Balance at
December 31, 2009	$431	$10,579	$31,832	$1,217	($1,436)	$---	$42,623

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2009 and 2008
(Unaudited)
(In thousands)
	2009		2008
Cash flows from operating activities:
Net Income		$2,400	$1,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		471	437
Net amortization of premiums and discounts		402	112
Net amortization of deferred loan costs and fees		93	65
Provision for loan losses		677	613
ESOP compensation earned		---	62
Stock option compensation		112	93
Write-down of impairment of available-for-sale security		---	221
Net loss on sale of available-for-sale securities		5	12
Net loss on sale of foreclosed real estate		8	---
Net increase in accrued income taxes		728	223
Net increase in accrued interest receivable		(160)	(368)
Net (increase) decrease in prepaid and other assets		(1,902)	68
Net (decrease) increase in other liabilities		(957)	183
Net cash provided by operating activities		1,877	3,562

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities		3,000	5,844
Proceeds from sale of securities		1,820	4,587
Purchases of securities		(1,069)	(50,436)
Principal payments on securities		4,531	5,291
Securities held-to-maturity:
Proceeds from maturities		5,822	1,558
Purchases of securities		(8,438)	(3,846)
Principal payments on securities		1,589	2,336
Net (purchase) redemption of Federal Home Loan Bank Stock		(396)	45
Net increase in loans receivable		(16,255)	(24,509)
Proceeds from sale of foreclosed real estate		207	---
Purchases of premises and equipment		(302)	(1,107)
Net cash used in investing activities		(9,491)	(60,237)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings		10,300	(1,000)
Payment of cash dividends		(613)	(611)
Proceeds from stock options exercised		35	30
Net increase in deposits		505	59,970
Net cash provided by financing activities		10,227	58,389

Net increase in cash and cash equivalents		2,613	1,714
Cash and cash equivalents at beginning of period		9,443	8,662
Cash and cash equivalents at end of period		$12,056	$10,376

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$	---	$100
Reclassification of available-for-sale securities to held to maturity		---	23,754
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Six Months and Quarter Ended December 31, 2009 and 2008

(1)      Basis of Presentation

The accompanying consolidated statement of financial condition  as of June 30, 2009 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the six and three months ended December 31, 2009 and 2008 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2009, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the six and three months ended December 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2010.   These consolidated financial statements consider events that occurred through February 12, 2010, the date the consolidated financial statements were issued.

REFERENCING GAAP

Beginning with periods ending after September 15, 2009, the Financial Accounting Standards Board (“FASB”) has implemented the FASB Accounting Standards Codification™ (“Codification” or “ASC”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB's Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has updated references to GAAP in its consolidated financial statements issued beginning with the period ended September 30, 2009.

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

Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers numerous factors when determining whether a potential other-than-temporary impairment (“OTTI”) exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value.

(4)      Securities

Securities at December 31, 2009 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$16,929	$122	$ ---	$17,051
State and political subdivisions	9,295	399	---	9,694
Mortgage-backed securities-residential	29,437	964	---	30,401
Mortgage-backed securities-multi-family	25,018	1,223	---	26,241
Asset-backed securities	40	---	1	39
Corporate debt securities	6,919	74	84	6,909
Total debt securities	87,638	2,782	85	90,335
Equity securities and other	67	36	---	103
Total securities available-for-sale	87,705	2,818	85	90,438
Securities held-to-maturity:
U.S. government sponsored enterprises	5,027	19	---	5,046
State and political subdivisions	27,310	22	---	27,332
Mortgage-backed securities-residential	29,205	677	---	29,882
Mortgage-backed securities-multi-family	2,264	92	---	2,356
Other securities	394	---	---	394
Total securities held-to-maturity	64,200	810	---	65,010
Total securities	$151,905	$3,628	$85	$155,448

Securities at June 30, 2009 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$19,985	$164	$22	$20,127
State and political subdivisions	9,303	284	1	9,586
Mortgage-backed securities-residential	32,468	952	---	33,420
Mortgage-backed securities-multi-family	25,556	1,153	---	26,709
Asset-backed securities	46	---	2	44
Corporate debt securities	8,759	13	480	8,292
Total debt securities	96,117	2,566	505	98,178
Equity securities and other	68	25	---	93
Total securities available-for-sale	96,185	2,591	505	98,271
Securities held-to-maturity:
U.S. government sponsored enterprises	7,049	1	9	7,041
State and political subdivisions	23,303	3	6	23,300
Mortgage-backed securities-residential	30,034	553	8	30,579
Mortgage-backed securities-multi-family	2,285	68	---	2,353
Other securities	665	---	---	665
Total securities held-to-maturity	63,336	625	23	63,938
Total securities	$159,521	$3,216	$528	$162,209

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009.  There were no unrealized losses on securities held-to-maturity at December 31, 2009.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in thousands)
Securities available-for-sale:
Asset-backed securities	$ ---	$ ---	$39	$1	$39	$1
Corporate debt securities	505	2	2,216	82	2,721	84
Total securities	$505	$2	$2,255	$83	$2,760	$85

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

At December 31, 2009, there were 2 securities which had been in a continuous unrealized loss position for less than 12 months and 6 securities with a continuous unrealized loss position of more than 12 months.  At December 31, 2009, the Company had $6.9 million in corporate debt securities of which $2.2 million had an unrealized loss of $82,000 for more than 12 months.  When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether OTTI is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

For debt securities, OTTI is considered to have occurred if (1) the Company intends to sell the security, (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  In determining the present value of expected cash flows, the Company discounts the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.  In estimating cash flows expected to be collected, the Company uses available information with respect to security prepayments, default rates and severity.  In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the end of the quarter.

Gross realized gains and losses on sales of securities or other-than-temporary impairment of securities recognized in income during the six months ended December 31, 2009 and 2008 are as follows:

	Six months ended December 31,
(in thousands)	2009	2008
Gross realized gains	$32	$12
Gross realized losses	(37)	(24)
Other-than-temporary impairment losses	---	(221)
Net losses recognized	$(5)	$(233)

During the quarter ended December 31, 2009, the Company sold $1.8 million of corporate debt securities which resulted in the recognition of a net loss of $5,000.  During the quarter ended December 31, 2008, the Company sold $4.6 million of mortgage-backed securities which resulted in the recognition of a net loss of $12,000.   Also during the quarter ended September 30, 2008, a loss of $221,000 ($135,000 net of tax) related to the other-than-temporary impairment of a Lehman Brothers Holdings, Inc. debt security held by the Company was recognized.  The loss on this debt security was determined by obtaining a market quote as of the date of impairment.   The decline in the value of this security was solely due to credit losses, and therefore the entire loss was recognized in income. There was no other-than-temporary impairment loss recognized during the quarter and six months ended December 31, 2009.

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

The estimated fair value of debt securities at December 31, 2009, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After	After
	In	One Year	Five Years
	One Year	Through	Through	After
	Or Less	Five Years	Ten Years	Ten Years	Total
(Dollars in thousands)
Securities available-for-sale:
U.S. Government sponsored enterprises	$2,947	$12,085	$2,019	$ ---	$17,051
State and political subdivisions	1,742	7,394	558	---	9,694
Mortgage-backed securities-residential	1,576	3,821	9,639	15,365	30,401
Mortgage-backed securities-multi-family	286	20,508	5,447	---	26,241
Asset-backed securities	---	---	---	39	39
Corporate debt securities	---	2,890	4,019	---	6,909
Total debt securities	6,551	46,698	21,682	15,404	90,335
Equity securities	---	---	---	103	103
Total securities available-for-sale	6,551	46,698	21,682	15,507	90,438
Securities held-to-maturity:
U.S. government sponsored enterprises	1,015	4,031	---	---	5,046
State and political subdivisions	13,731	7,011	3,827	2,763	27,332
Mortgage-backed securities-residential	---	2,656	12,535	14,691	29,882
Mortgage-backed securities-multi-family	---	2,356	---	---	2,356
Other securities	5	3	---	386	394
Total securities held-to-maturity	14,751	16,057	16,362	17,840	65,010
Total securities	$21,302	$62,755	$38,044	$33,347	$155,448

As of December 31, 2009 and June 30, 2009, securities with an aggregate fair value of $103.3 million and $106.9 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended December 31, 2009 or 2008.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the six months ended December 31, 2009 and 2008.

(5)   Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2009 and June 30, 2009 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$90,438	$50,598	$39,840	$---

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$98,271	$56,320	$41,951	$---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  At December 31, 2009, loans subject to nonrecurring fair value measurement had a gross carrying amount of $98,000 and a fair value of $88,000 with an associated valuation allowance of $10,000, which was unchanged from June 30, 2009.  These loans were classified as a Level 3 valuation.    No other financial assets or liabilities (such as Foreclosed Real Estate) were re-measured during the quarter on a nonrecurring basis.

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents, long term certificate of deposits, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value.  Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  The carrying value of short-term borrowings approximates fair value.  Fair value for Federal Home Loan Bank borrowings are estimated using discounted cash flows and interest rates currently being offered on similar advances.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2009 and June 30, 2009, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(in thousands)	December 31, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$12,056	$12,056	$9,443	$9,443
Long term certificate of deposit	1,000	1,000	1,000	1,000
Securities available-for-sale	90,438	90,438	98,271	98,271
Securities held-to-maturity	64,200	65,010	63,336	63,938
Federal Home Loan Bank stock	1,891	1,891	1,495	1,495
Net loans receivable	283,387	291,369	267,902	275,369
Accrued interest receivable	2,608	2,608	2,448	2,448
Deposits	399,234	400,285	398,729	399,796
Borrowings	29,300	29,850	19,000	19,632
Accrued interest payable	118	118	114	114

(6)      Earnings Per Share (“EPS”)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  The 164,500 options granted during the six months ended December 31, 2008 (see note 11) were anti-dilutive in the six months ended December 31, 2008.  There were no anti-dilutive securities or contracts outstanding during the quarter and six months ended December 31, 2009.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Six months ended
December 31, 2009	$2,400,000
Basic		4,106,704	$0.58
Effect of dilutive stock options		27,054	(0.00)
Diluted		4,133,758	$0.58

Six months ended
December 31, 2008	$1,841,000
Basic		4,099,154	$0.45
Effect of dilutive stock options		21,244	(0.00)
Diluted		4,120,398	$0.45

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
December 31, 2009	$1,216,000
Basic		4,108,097	$0.29
Effect of dilutive stock options		26,635	(0.00)
Diluted		4,134,732	$0.29

Three months ended
December 31, 2008	$1,032,000
Basic		4,102,160	$0.25
Effect of dilutive stock options		19,276	(0.00)
Diluted		4,121,436	$0.25

(7)  Dividends

On October 20, 2009, the Board of Directors declared a quarterly dividend of $0.17 per share of Greene County Bancorp, Inc.’s common stock.  The dividend reflected an annual cash dividend rate of $0.68 cents per share and was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of November 15, 2009, and was paid on December 1, 2009.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends for the current period.

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
(9)      Impact of Recent Accounting Pronouncements

In June 2009, the FASB issued its first Accounting Standards Update, “Generally Accepted Accounting PrinciplesÓ, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of the new Codification, the Company has updated references to GAAP in its consolidated financial statements issued beginning with the period ended September 30, 2009. The adoption of the new Codification did not impact the Company’s consolidated financial position or consolidated results of operations.

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

In January, 2010, the FASB issued updated guidance on “Equity, Accounting for Distributions to Shareholders with Components of Stock and Cash”.  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This update codifies the consensus reached in EITF Issue No. 09-E, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.  This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The Company does not believe that the adoption of this guidance will have a material effect on our consolidated results of operations or financial position.

In January 2010, the FASB issued updated guidance on “Consolidation, Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification”.  This update clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture.  This update also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of insubstance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.  The amendments in this update expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include the valuation techniques used to measure the fair value of any retained investment; the nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.  This update is effective beginning in the period that the entity adopts the amendments to guidance on “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51)”. If an entity has previously adopted this guidance, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  the amendments in this update should be applied retrospectively to the first period that an entity adopts the guidance on “Noncontrolling Interests in Consolidated Financial Statements”   The Company does not believe that the adoption of this guidance will have a material effect on our consolidated results of operations or financial position.

(10)      Retirement Benefits

The components of net periodic pension costs related to the defined benefit pension plan for the three and six months ended December 31, 2009 and 2008 were as follows:

	Three months ended December 31,		Six months ended December 31,
(in thousands)	2009	2008	2009	2008
Interest cost	$50	$---	$102	$---
Expected return on plan assets	(53)	---	(108)	---
Amortization of net loss	2	---	4	---
Net periodic pension cost	($1)	$---	($2)	$---

The Company does not expect to make any contributions to the defined benefit pension plan during fiscal 2010.

(11)  Stock-Based Compensation

At December 31, 2009, Greene County Bancorp, Inc. had three stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2009.

The Company recognized $112,000 and $56,000 in compensation costs and related income tax benefit of $34,000 and $17,000 related to the 2008 Option Plan for the six months and quarter ended December 31, 2009, respectively.  The Company recognized $93,000 and $56,000 in compensation costs and related income tax benefit of $10,000 and $6,000 related to the 2008 Option Plan for the six months and quarter ended December 31, 2008, respectively.  At December 31, 2009, there was $352,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 1.50 years.

A summary of the Company’s stock option activity and related information for its option plans for the six months ended December 31, 2009 and 2008 is as follows:

	2009		2008
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	196,660	$11.33	41,944	$5.00
Options granted	---	---	164,500	$12.50
Exercised	(11,030)	$4.53	(7,592)	$3.94
Outstanding at period end	185,630	$11.73	198,852	$11.25
Exercisable at period end	75,965	$10.62	34,352	$5.24

The following table presents stock options outstanding and exercisable at December 31, 2009:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.94	13,880	0.25	$3.94
$9.20	7,250	2.25	$9.20
$12.50	54,835	8.75	$12.50
$3.94-$12.50	75,965		$10.62

The total intrinsic value of the options exercised during the three and six months ended December 31, 2009 was approximately $112,000, and for the three and six months ended December 31, 2008 was approximately $17,000 and $61,000, respectively.  There were no stock options granted during the six months ended December 31, 2009.  The Company had 109,665 non-vested options outstanding at December 31, 2009 and 164,500 non-vested options outstanding at December 31, 2008.

(12)       Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of December 31, 2009 and 2008 are presented in the following table:

Accumulated other comprehensive income, at December 31,	2009	2008
Unrealized gains on available-for-sale securities, net of tax	$1,675	$567
Unrealized loss on securities transferred to held-to-maturity, net of tax	(149)	(205)
Net losses and past service liability for defined benefit plan, net of tax	(309)	---
Accumulated other comprehensive income	$1,217	$362

(13)      Subsequent events

On January 19, 2010, the Board of Directors declared a quarterly dividend of $0.17 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.68 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 12, 2010, and will be paid on March 2, 2010.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the shares it owns.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview of the Company’s Activities and Risks

Greene County Bancorp, Inc.’s consolidated results of operations depend primarily on its net interest income, which is the difference between the income earned on Greene County Bancorp, Inc.’s loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Consolidated results of operations are also affected by Greene County Bancorp, Inc.’s provision for loan losses, gains and losses from sales of securities, noninterest income and noninterest expense.  Noninterest income consists primarily of fees and service charges.  Greene County Bancorp, Inc.’s noninterest expense consists principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Consolidated results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect Greene County Bancorp, Inc.

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

Comparison of Financial Condition as of December 31, 2009 and June 30, 2009

ASSETS

Total assets of the Company were $473.1 million at December 31, 2009 as compared to $460.5 million at June 30, 2009, an increase of $12.6 million, or 2.7%.  Securities available for sale and held to maturity amounted to $154.6 million, or 32.7% of assets, at December 31, 2009 as compared to $161.6 million, or 35.1% of assets, at June 30, 2009, a decrease of $7.0 million or 4.3%.   Net loans grew by $15.5 million or 5.8% to $283.4 million at December 31, 2009 as compared to $267.9 million at June 30, 2009.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $12.1 million at December 31, 2009 as compared to $9.4 million at June 30, 2009, an increase of $2.7 million or 28.7%.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, decreased $7.0 million or 4.3% to $154.6 million at December 31, 2009 as compared to $161.6 million at June 30, 2009.  Securities purchases totaled $9.5 million during the six months ended December 31, 2009 and consisted of $8.4 million in state and political subdivision securities and $1.1 million in mortgage-backed securities. Sales of securities totaled $1.8 million during the six months ended December 31, 2009 and consisted of corporate debt securities.  Principal pay-downs and maturities amounted to $14.9 million, of which $5.2 million were mortgage-backed securities, $4.4 million were state and political subdivision securities and $5.0 million were U.S. government agency securities. Additionally, during the six months ended December 31, 2009, unrealized net gains on securities increased $693,000.  Greene County Bancorp, Inc. held 24.0% of the securities portfolio at December 31, 2009 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
	December 31, 2009		June 30, 2009
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$17,051	11.0%	$20,127	12.4%
State and political subdivisions	9,694	6.3	9,586	5.9
Mortgage-backed securities	56,642	36.6	60,129	37.2
Asset-backed securities	39	0.0	44	0.1
Corporate debt securities	6,909	4.5	8,292	5.1
Total debt securities	90,335	58.4	98,178	60.7
Equity securities and other	103	0.1	93	0.1
Total securities available-for-sale	90,438	58.5	98,271	60.8
Securities held-to-maturity:
U.S. government sponsored enterprises	5,027	3.2	7,049	4.4
State and political subdivisions	27,310	17.7	23,303	14.4
Mortgage-backed securities	31,469	20.4	32,319	20.0
Other securities	394	0.2	665	0.4
Total securities held-to-maturity	64,200	41.5	63,336	39.2
Total securities	$154,638	100.0%	$161,607	100.0%

LOANS

Net loans receivable increased to $283.4 million at December 31, 2009 from $267.9 million at June 30, 2009, an increase of $15.5 million, or 5.8%.  The loan growth experienced during the six months primarily consisted of $5.3 million in residential mortgages, $7.9 million in commercial real estate loans, $1.4 million in construction and land loans, and $2.0 million in non-mortgage loans, which was partially offset by a $940,000 decrease in home equity loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or the origination of other exotic loan products.  It should be noted however that the Company is subject to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the consolidated results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loan and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  As of December 31, 2009, declines in home values have been modest in the Company’s market area. However, updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

	December 31, 2009		June 30, 2009
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Real estate mortgages:
Residential	$177,378	61.9%	$172,038	63.5%
Commercial	54,862	19.1	47,029	17.3
Construction and land	9,174	3.2	7,806	2.9
Multifamily	1,237	0.4	1,140	0.4
Total real estate mortgages	242,651	84.6	228,013	84.1
Home equity loans	25,243	8.8	26,183	9.7
Commercial loans	14,442	5.0	12,631	4.7
Installment loans	3,880	1.4	3,827	1.4
Passbook loans	446	0.2	347	0.1
Total gross loans	286,662	100.0%	271,001	100.0%
Unearned origination fees and costs, net	403		321
Allowance for loan losses	(3,678)		(3,420)
Total net loans	$283,387		$267,902

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

Analysis of allowance for loan losses activity

(Dollars in thousands)	Six months ended
	December 31, 2009	December 31, 2008

Balance at the beginning of the period	$3,420	$1,888
Charge-offs:
Real estate mortgages:
Residential	40	65
Commercial	230	---
Multifamily	28	---
Commercial loans	38	85
Installment loans	32	49
Overdraft protection accounts	111	139
Total loans charged off	479	338

Recoveries:
Real estate mortgages:
Residential	---	1
Commercial loans	10	---
Installment loans	11	18
Overdraft protection accounts	39	26
Total recoveries	60	45

Net charge-offs	419	293

Provisions charged to operations	677	613
Balance at the end of the period	$3,678	$2,208

Ratio of annualized net charge-offs to average loans outstanding	0.30%	0.23%
Ratio of annualized net charge-offs to nonperforming assets	23.37%	31.97%
Allowance for loan losses to nonperforming loans	102.57%	127.41%
Allowance for loan losses to total loans receivable	1.28%	0.84%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis.  Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered nonperforming.  The Bank of Greene County had no accruing loans delinquent more than 90 days at December 31, 2009 or June 30, 2009.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At
(Dollars in thousands)	December 31, 2009	June 30, 2009
Nonaccrual loans:
Real estate mortgages:
Residential	$2,148	$1,573
Commercial	911	749
Construction and land	13	13
Multifamily	128	---
Home equity loans	251	227
Commercial loans	73	132
Installment loans	62	19
Total nonaccrual loans	3,586	2,713
Accruing loans delinquent 90 days or more	---	---
Foreclosed real estate:
Residential	---	100
Multifamily	---	115
Foreclosed real estate	---	215
Total nonperforming assets	$3,586	$2,928

Total nonperforming assets as a percentage of total assets	0.76%	0.64%
Total nonperforming loans to total loans	1.27%	1.01%

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  There was $98,000 in impaired loans as of December 31, 2009. This loan is performing in accordance with its restructured terms.  The Company has allocated approximately $10,000 of the allowance for loan losses for this loan as of December 31, 2009.

Interest income of $48,000 and $32,000 was recorded on nonaccrual loans based on cash payments received during the six months ended December 31, 2009 and 2008, respectively.

DEPOSITS

Total deposits increased to $399.2 million at December 31, 2009 from $398.7 million at June 30, 2009, an increase of $505,000, or 0.1%.   Deposit balances shifted from money market deposits and certificates of deposit to interest bearing checking accounts (NOW accounts) and savings accounts.  NOW accounts increased $7.8 million or 6.8% to $122.5 million at December 31, 2009 as compared to $114.8 million at June 30, 2009.   Savings deposits increased $2.6 million to $85.2 million at December 31, 2009.  Money market deposits decreased $7.2 million, or 11.5% to $55.2 million at December 31, 2009.  Certificates of deposit balances decreased $3.7 million between June 30, 2009 and December 31, 2009.  Noninterest bearing deposits increased $958,000 to $40.7 million at December 31, 2009.

(Dollars in thousands)
	At December 31, 2009	Percentage of Portfolio	At June 30, 2009	Percentage of Portfolio

Noninterest bearing deposits	$40,730	10.2%	$39,772	10.0%
Certificates of deposit	95,557	23.9	99,208	24.9
Savings deposits	85,223	21.4	82,620	20.7
Money market deposits	55,194	13.8	62,371	15.6
NOW deposits	122,530	30.7	114,758	28.8
Total deposits	$399,234	100.0%	$398,729	100.0%

BORROWINGS

At December 31, 2009, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $45.7 million with the Federal Home Loan Bank (“FHLB”).  At December 31, 2009, there was $8.8 million outstanding under these facilities.  Interest rates on these lines are determined at the time of borrowing.    In addition to the overnight line of credit program, The Bank of Greene County also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates.  The Bank of Greene County pledges residential mortgages as collateral for these lines of credit and term borrowings.   At December 31, 2009, approximately $108.9 million of collateral was available to be pledged against potential borrowings at the FHLB.  The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At December 31, 2009, approximately $6.9 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There was $1.5 million outstanding with the Federal Reserve Bank at December 31, 2009.

At December 31, 2009, The Bank of Greene County had term borrowings totaling $19.0 million from the FHLB, of which $14.0 million consisted of several fixed rate, fixed term advances with a weighted average rate of 3.34% and a weighted average maturity of 16 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate at December 31, 2009, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

At December 31, 2009, Greene County Bancorp, Inc. had available a revolving line of credit of $5.0 million with Atlantic Central Bankers Bank (“ACBB”).  The line of credit is secured by all of the outstanding shares of common stock of The Bank of Greene County.  At December 31, 2009, there were no balances outstanding under this line of credit.  This line of credit will mature on April 28, 2012 and carries a floating interest rate equal to the prime rate as reported in the Wall Street Journal.

Scheduled maturities of long-term borrowings at December 31, 2009 were as follows:
(In thousands)
Fiscal year end, June 30
2010	$4,000
2011	5,000
2012	3,000
2013	1,000
2014	6,000
$19,000

EQUITY

Shareholders’ equity increased to $42.6 million at December 31, 2009 from $40.3 million at June 30, 2009, as net income of $2.4 million was partially offset by dividends declared and paid of $613,000. Additionally, shareholders’ equity increased  $425,000 as a result of an increase in unrealized gains, net of tax in the available-for-sale investment portfolio, accretion of unrealized loss on securities transferred to held-to-maturity and the reclassification adjustment for loss on sale of available-for-sale securities.  Other changes in equity, totaling a $147,000 increase, were the result of activities associated with the various stock-based compensation plans of the Company, including the 2000 and 2008 Stock Option Plans.

Comparison of Operating Results for the Six Months and Quarter Ended December 31, 2009 and 2008

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the six months and quarters ended December 31, 2009 and 2008.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Six Months Ended December 31, 2009 and 2008

(Dollars in thousands)	2009	2009	2009	2008	2008	2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$279,383	$8,456	6.05%	$253,327	$7,989	6.31%
Securities2	159,647	2,878	3.61	137,074	3,084	4.50
Federal funds	3,211	2	0.12	1,575	12	1.52
Interest bearing bank balances	3,988	8	0.40	1,939	18	1.86
FHLB stock	1,501	42	5.60	1,449	35	4.83
Total interest earning assets	447,730	11,386	5.09%	395,364	11,138	5.63%
Cash and due from banks	6,476			6,058
Allowance for loan losses	(3,570)			(1,936)
Other non-interest earning assets	17,726			17,965
Total assets	$468,362			$417,451

Interest bearing liabilities:
Savings and money market deposits	$144,299	$589	0.82%	$113,149	$684	1.21%
NOW deposits	123,318	780	1.27	112,879	1,062	1.88
Certificates of deposit	97,228	1,097	2.26	91,360	1,354	2.96
Borrowings	20,751	333	3.21	21,426	342	3.19
Total interest bearing liabilities	385,596	2,799	1.45%	338,814	3,442	2.03%
Non-interest bearing deposits	39,198			39,601
Other non-interest bearing liabilities	2,136			2,255
Shareholders’ equity	41,432			36,781
Total liabilities and equity	$468,362			$417,451

Net interest income		$8,587			$7,696

Net interest rate spread			3.64%			3.60%

Net Earning Assets	$62,134			$56,550

Net interest margin			3.84%			3.89%

Average interest earning assets to
average interest bearing liabilities			116.11%			116.69%

_________________________________________
1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Quarter Ended December 31, 2009 and 2008

(Dollars in thousands)	2009	2009	2009	2008	2008	2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$283,206	$4,289	6.06%	$259,785	$4,079	6.28%
Securities2	158,254	1,414	3.57	154,228	1,707	4.43
Federal funds	3,676	1	0.11	842	1	0.48
Interest bearing bank balances	5,216	5	0.38	873	3	1.37
FHLB stock	1,507	21	5.57	1,501	12	3.20
Total interest earning assets	451,859	5,730	5.07%	417,229	5,802	5.56%
Cash and due from banks	6,383			5,775
Allowance for loan losses	(3,652)			(1,959)
Other non-interest earning assets	17,624			18,390
Total assets	$472,214			$439,435

Interest bearing liabilities:
Savings and money market deposits	$141,746	$282	0.80%	$111,145	$323	1.16%
NOW deposits	130,710	416	1.27	136,205	645	1.89
Certificates of deposit	96,434	518	2.15	92,821	685	2.95
Borrowings	20,212	166	3.29	22,574	172	3.05
Total interest bearing liabilities	389,102	1,382	1.42%	362,745	1,825	2.01%
Non-interest bearing deposits	39,042			37,374
Other non-interest bearing liabilities	2,007			2,241
Shareholders’ equity	42,063			37,075
Total liabilities and equity	$472,214			$439,435

Net interest income		$4,348			$3,977

Net interest rate spread			3.65%			3.55%

Net Earning Assets	$62,757			$54,484

Net interest margin			3.85%			3.81%

Average interest earning assets to
average interest bearing liabilities			116.13%			115.02%

______________________________________________
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

	Six Months Ended December 31,			Three Months Ended December 31,
(Dollars in thousands)	2009 versus 2008			2009 versus 2008
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase/	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Loans receivable, net1	$804	$(337)	$467	$357	$(147)	$210
Securities2	461	(667)	(206)	44	(337)	(293)
Federal funds	6	(16)	(10)	1	(1)	---
Interest-bearing bank balances	11	(21)	(10)	6	(4)	2
FHLB stock	1	6	7	---	9	9
Total interest-earning assets	1,283	(1,035)	248	408	(480)	(72)

Interest-bearing liabilities:
Savings and money market deposits	160	(255)	(95)	75	(116)	(41)
NOW deposits	90	(372)	(282)	(25)	(204)	(229)
Certificates of deposit	82	(339)	(257)	26	(193)	(167)
Borrowings	(11)	2	(9)	(19)	13	(6)
Total interest-bearing liabilities	321	(964)	(643)	57	(500)	(443)
Net interest income	$962	$(71)	$891	$351	$20	$371

__________________________________________
1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.02% for the six months and 1.03% for the quarter ended December 31, 2009 as compared to 0.88% for the six months and 0.94% for the quarter ended December 31, 2008.  Annualized return on average equity increased to 11.59% for the six months and 11.56% for the quarter ended December 31, 2009 as compared to 10.01% for the six months and 11.13% for the quarter ended December 31, 2008.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income and higher noninterest income, partially offset by higher noninterest expense. Net income amounted to $2.4 million and $1.8 million for the six months ended December 31, 2009 and 2008, respectively, an increase of $559,000 or 30.4% and amounted to $1.2 million and $1.0 million for the quarters ended December 31, 2009 and 2008, respectively, an increase of $184,000 or 17.8%.   Average assets increased $50.9 million, or 12.2% to $468.4 million for the six months ended December 31, 2009 as compared to $417.5 million for the six months ended December 31, 2008.  Average equity increased $4.6 million, or 12.5%, to $41.4 million for the six months ended December 31, 2009 as compared to $36.8 million for the six months ended December 31, 2008.  Average assets increased $32.8 million, or 7.5% to $472.2 million for the quarter ended December 31, 2009 as compared to $439.4 million for the quarter ended December 31, 2008.  Average equity increased $5.0 million, or 13.5% to $42.1 million for the quarter ended December 31, 2009 as compared to $37.1 million for the quarter ended December 31, 2008.

INTEREST INCOME

Interest income amounted to $11.4 million for the six months ended December 31, 2009 as compared to $11.1 million for the six months ended December 31, 2008, an increase of $248,000 or 2.2%.  Interest income amounted to $5.7 million for the quarter ended December 31, 2009 as compared to $5.8 million for the quarter ended December 31, 2008, a decrease of $72,000 or 1.2%.  The increase in loan volume had the greatest impact on interest income when comparing the six months and quarters ended December 31, 2009 and 2008.  Average loan balances increased $26.1 million for the six months ended December 31, 2009 as compared to December 31, 2008 while the yield decreased by 26 basis points when comparing the same periods.  Average loan balances increased $23.4 million for the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008 and the yield decreased by 22 basis point when comparing the same periods.  The overall impact on interest income from securities was negative with a 89 basis point decrease in yield when comparing the six months ended December 31, 2009 and 2008, partially offset by a $22.6 million increase in average balances, and an 86 basis point decrease in yield when comparing the quarters ended December 31, 2009 and 2008, partially offset by a $4.0 million increase in average balances.   Average balances on short term investments such as interest bearing bank balances and federal funds sold increased $3.7 million and $7.2 million when comparing the six months and quarters ended December 31, 2009 and 2008.   The yield on interest bearing bank balances decreased 146 basis points when comparing the six months ended December 31, 2009 and 2008, and decreased 99 basis points when comparing the quarters ended December 31, 2009 and 2008.  The yield on federal funds sold decreased 140 basis points when comparing the six months ended December 31, 2009 and 2008, and decreased 37 basis points when comparing the quarters ended December 31, 2009 and 2008.

INTEREST EXPENSE

Interest expense amounted to $2.8 million for the six months ended December 31, 2009, as compared to $3.4 million for the six months ended December 31, 2008, a decrease of $643,000.  Interest expense amounted to $1.4 million for the quarter ended December 31, 2009, as compared to $1.8 million for the quarter ended December 31, 2008, a decrease of $443,000.  Decreases in rates on interest-bearing liabilities had the greatest impact on overall interest expense.  Interest expense was reduced $964,000 and $500,000 when comparing the six months and quarters ended December 31, 2009 and 2008, respectively, due to decreases of 58 basis points and 59 basis points, respectively, in the average rate on interest-bearing liabilities in those same periods.  This decrease was partially offset by a $321,000 and $57,000 increase in interest expense due to a $46.8 million and $26.4 million increase in average balances when comparing the six months and quarters ended December 31, 2009 and 2008, respectively.    The average rate paid on NOW deposits decreased 61 basis points and 62 basis points, respectively, when comparing the six months and quarters ended December 31, 2009 and 2008. The average balance of such accounts grew by $10.4 million for the six months ended December 31, 2009 and decreased by $5.5 million for the quarter ended December 31, 2009.  The average balance of certificates of deposit grew by $5.9 million and the average rate paid decreased by 70 basis points when comparing the six months ended December 31, 2009 and 2008.  The average balance of certificates of deposit grew by $3.6 million and the average rate paid decreased by 80 basis points when comparing the quarters ended December 31, 2009 and 2008.  The average balance of savings and money market deposits increased by $31.1 million when comparing the six months ended December 31, 2009 and 2008 and increased by $30.6 million when comparing the quarters ended December 31, 2009 and 2008. The average rate paid on savings and money markets decreased 39 basis points and 36 basis points when comparing the six months and quarters ended December 31, 2009 and 2008, respectively.   The average balance of borrowings decreased $675,000 and $2.4 million when comparing the six months and quarters ended December 31, 2009 and 2008.  The rate paid on these borrowings increased 2 basis points and 24 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income increased $891,000 to $8.6 million for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 and increased $371,000 to $4.3 million for the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008.     Net interest spread increased 4 basis points to 3.64% for the six months ended December 31, 2009 from 3.60% for the six months ended December 31, 2008, and 10 basis points to 3.65% for the quarter ended December 31, 2009 as compared to 3.55% for the quarter ended December 31, 2008.  Net interest margin decreased 5 basis points to 3.84% for the six months ended December 31, 2009 from 3.89% for the six months ended December 31, 2008, and increased 4 basis points to 3.85% for the quarter ended December 31, 2009 as compared to 3.81% for the quarter ended December 31, 2008.  The increase in average balances, along with the widening of the net interest spread led to an increase in net interest income when comparing the six months and quarters ended December 31, 2009 and 2008.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.   The provision for loan losses amounted to $677,000 and $613,000 for the six months ended December 31, 2009 and 2008, respectively, an increase of $64,000 or 10.4%.  The provision for loan losses amounted to $429,000 and $418,000 for the quarters ended December 31, 2009 and 2008, respectively, an increase of $11,000.  The increase in the level of provision was partially a result of growth in the loan portfolio, with a continued shift to a greater level of commercial loans, and an increase in the amount of nonperforming assets and loan charge-offs.  The commercial real estate and commercial loan portfolio has grown as a percent of total loans from 18.2% at December 31, 2008 to 24.1% at December 31, 2009.   Generally, commercial loans are considered to have greater credit risk, and require a higher level of allowance for loan loss.   Nonperforming assets amounted to $3.6 million and $1.8 million at December 31, 2009 and 2008, respectively, an increase of $1.8 million or 100%.  Of this increase, $1.0 million was in residential mortgage loans, and $822,000 was in commercial real estate loans.  Net charge-offs amounted to $419,000 and $293,000 for the six months ended December 31, 2009 and 2008, respectively, an increase of $126,000.  The increase in the level of nonperforming assets and charge-offs reflected the decline in the overall economy. As a result, the level of allowance for loan losses to total loans receivable has been increased to 1.28% as of December 31, 2009 as compared to 0.84% as of December 31, 2008.  At December 31, 2009, nonperforming assets were 0.76% of total assets and nonperforming loans were 1.27% of total loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $211,000 and $54,000 when comparing the six months and quarters ended December 31, 2009 and 2008, respectively.  Noninterest income amounted to $2.4 million and $1.2 million for the six months and quarter ended December 31, 2009.    One factor that affected noninterest income for the six months ended December 31, 2008 was the other-than-temporary impairment of $221,000 ($135,000 net of tax) on a Lehman Brothers Holdings, Inc. debt security, which resulted from the bankruptcy filing of that company. The Company did not recognize any other-than-temporary losses during the six months or quarter ended December 31, 2009.  The Company recorded a net loss on sale of investments during the quarters ended December 31, 2009 and 2008 totaling $5,000 and $12,000, respectively.   Excluding these items, noninterest income decreased $17,000 when comparing the six months ended December 31, 2009 and 2008, and increased $47,000 when comparing the quarters ended December 31, 2009 and 2008. Debit card fees increased $76,000 and $57,000 when comparing the six months and quarters ended December 31, 2009 and 2008 as a result of a higher volume of transactions due to growth in the number of checking accounts with debit cards.  E-commerce fee income decreased when comparing both the six months and quarters ended December 31, 2009 and 2008 as a result of the transfer of the Company’s merchant bank card processing business to TransFirst LLC during fiscal 2009.

NONINTEREST EXPENSE

Noninterest expense increased $174,000 or 2.7% to $6.7 million for the six months ended December 31, 2009 as compared to $6.5 million for the six months ended December 31, 2008.  Noninterest expense increased $150,000 or 4.8% to $3.3 million for the quarter ended December 31, 2009 as compared to $3.2 million for the quarter ended December 31, 2008. The increases for both the six months and the quarter ended December 31, 2009 was primarily the result of an increase in FDIC insurance premium expense due to both higher deposit balances and an increase in the rates assessed against the deposits as well as higher compensation and depreciation due to the opening of the new Ravena branch in January 2009.   The Company also has increased staffing as a result of the creation of a new customer service call center and expansion of the marketing department.  Partially offsetting the increase for the six months ended December 31, 2009, was a decrease in pension expense.  During the six months ended December 31, 2008, the Company accrued $351,000 toward the expected future termination of its currently frozen defined benefit plan.  The defined benefit pension plan was transferred to a single-employer plan from the previously existing multi-employer plan during the fourth quarter of the fiscal year ended June 30, 2009.  As a result, pension expense decreased by $347,000 for the six months ended December 31, 2009 when compared to the six months ended December 31, 2008.

INCOME TAXES

The provision for income taxes reflected the expected tax associated with the revenue generated for the given period and certain regulatory requirements.  The effective tax rate was 34.5% for the six months ended December 31, 2009, compared to 34.2% for the six months ended December 31, 2008.  The effective tax rate was 34.4% for the quarter ended December 31, 2009, compared to 35.1% for the quarter ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices.  Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates.  Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Federal Reserve Bank and Atlantic Central Bankers Bank as needed.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition.

Mortgage loan commitments, including construction and land loan commitments, totaled $5.8 million at December 31, 2009.  The unused portion of overdraft lines of credit amounted to $708,000, the unused portion of home equity lines of credit amounted to $7.9 million, and the unused portion of commercial lines of credit amounted to $5.3 million at December 31, 2009.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2009 and June 30, 2009.  Consolidated shareholders’ equity represented 9.0% of total assets at December 31, 2009 and 8.7% of total assets of June 30, 2009.

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
No shares were repurchased during the quarter ended December 31, 2009.

       Item 3.     Defaults Upon Senior Securities
                    Not applicable

       Item 4.     Submission of Matters to a Vote of Security Holders

On October 24, 2009, the Company held an annual meeting of shareholders.  At the meeting, proposals to (1) elect Dennis R. O’Grady and Martin C. Smith, to serve as directors of the Company for terms of three years and until their respective successors have been elected, and (2) ratify the engagement of ParenteBeard LLC (formerly Beard Miller Company LLP) to be the Company’s auditors for the June 30, 2010 fiscal year were approved.  There were no broker non-votes.  The votes cast for and against these proposals were as follows:

Election to the Board of Directors                                         For                                Withheld

J. Bruce Whittaker                                                              3,666,876                                   68,335
Charles H. Schaefer                                                            3,666,876                                   68,335
Arthur Place, CPA                                                              3,724,697                                   10,514

Ratification of Appointment of ParenteBeard LLC (formerly Beard Miller Company LLP)
     For                         Against                             Abstain

Number of votes                                                              3,729,214                           119                                   5,878

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

Date:  February 12, 2010

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 12, 2010

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

3.
Based on my knowledge, the consolidated financial statements, and other financial information included in this  quarterly report, fairly present in all material respects the consolidated financial condition, consolidated results of operations and consolidated cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;
c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 12, 2010                                                                           /s/ Donald E. Gibson
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

3.
Based on my knowledge, the consolidated financial statements, and other financial information included in this  quarterly report, fairly present in all material respects the consolidated financial condition, consolidated results of operations and consolidated cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;
c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 12, 2010                                                                           /s/ Michelle M. Plummer
          Michelle M. Plummer
Executive Vice President, Chief Financial Officer, and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 2009 and that to the best of his knowledge:

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

Date: February 12, 2010                                                                           /s/ Donald E. Gibson
          Donald E. Gibson
                                                                                                                          President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 2009 and that to the best of her knowledge:

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

Date: February 12, 2010                                                                           /s/ Michelle M. Plummer
          Michelle M. Plummer
Executive Vice President, Chief Financial Officer, and Chief Operating Officer