Form 10-Q
period 2010-03-31
GREENE COUNTY BANCORP INC
filed 2010-05-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 12, 2010, the registrant had 4,118,912 shares of common stock outstanding at $ .10 par value.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8-9
	* Notes to Consolidated Financial Statements	10-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	24-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Other Information	39

Item 5.	Exhibits	39

	Signatures	40

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
		41 42 43 44

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2010 and June 30, 2009
(Unaudited)
 (In thousands, except share and per share amounts)

ASSETS	March 31, 2010	June 30, 2009
Cash and due from banks	$19,738	$8,639
Federal funds sold	4,630	804
Total cash and cash equivalents	24,368	9,443

Long term certificate of deposit	1,000	1,000
Securities available for sale, at fair value	83,406	98,271
Securities held to maturity, at amortized cost	60,643	63,336
Federal Home Loan Bank stock, at cost	1,405	1,495

Loans	291,397	271,001
Allowance for loan losses	(3,865)	(3,420)
Unearned origination fees and costs, net	439	321
Net loans receivable	287,971	267,902

Premises and equipment	14,932	15,274
Accrued interest receivable	2,733	2,448
Prepaid expenses and other assets	2,421	1,152
Foreclosed real estate	65	215
Total assets	$478,944	$460,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$40,488	$39,772
Interest bearing deposits	375,439	358,957
Total deposits	415,927	398,729

Borrowings from FHLB, long-term	17,000	19,000
Accrued expenses and other liabilities	2,516	2,543
Total liabilities	435,443	420,272

Shareholders’ equity:
Preferred stock,
Authorized - 1,000,000 shares; Issued - none	---	---
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares
Issued - 4,305,670 shares
Outstanding - 4,118,912 shares at March 31, 2010
and 4,105,312 shares at June 30, 2009;	431	431
Additional paid-in capital	10,610	10,508
Retained earnings	32,750	30,045
Accumulated other comprehensive income	1,119	792
Treasury stock, at cost, 186,758 shares at March 31, 2010
and 200,358 shares at June 30, 2009	(1,409)	(1,512)
Total shareholders’ equity	43,501	40,264
Total liabilities and shareholders’ equity	$478,944	$460,536

See notes to consolidated financial statements.

       Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2010 and 2009 (Unaudited)
 (In thousands, except share and per share amounts)
Interest income:	2010	2009
Loans	$12,830	$12,101
Investment securities - taxable	852	1,170
Mortgage-backed securities	2,805	2,843
Investment securities - tax exempt	783	669
Interest bearing deposits and federal funds sold	13	41
Total interest income	17,283	16,824

Interest expense:
Interest on deposits	3,596	4,681
Interest on borrowings	486	503
Total interest expense	4,082	5,184

Net interest income	13,201	11,640
Provision for loan losses	984	1,764
Net interest income after provision for loan losses	12,217	9,876

Non-interest income:
Service charges on deposit accounts	2,105	2,194
Debit card fees	784	660
Investment services	207	180
E-commerce fees	78	181
Net loss on sale of available-for-sale securities	(5)	(15)
Write-down of impairment of available-for-sale security	---	(221)
Sale of merchant bank card processing	---	1,650
Other operating income	357	306
Total non-interest income	3,526	4,935

Non-interest expense:
Salaries and employee benefits	5,353	5,527
Occupancy expense	945	858
Equipment and furniture expense	487	499
Service and data processing fees	999	1,000
Computer software, supplies and support	258	222
Advertising and promotion	192	271
FDIC insurance premiums	422	131
Legal and professional fees	315	350
Other	1,247	1,142
Total non-interest expense	10,218	10,000

Income before provision for income taxes	5,525	4,811
Provision for income taxes	1,899	1,814
Net income	$3,626	$2,997

Basic EPS	$0.88	$0.73
Basic average shares outstanding	4,110,014	4,100,072
Diluted EPS	$0.88	$0.73
Diluted average shares outstanding	4,135,000	4,119,973
Dividends per share	$0.51	$0.51
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)
(In thousands, except share and per share amounts)
Interest income:	2010	2009
Loans	$4,374	$4,112
Investment securities - taxable	260	371
Mortgage-backed securities	993	978
Investment securities - tax exempt	267	214
Interest bearing deposits and federal funds sold	3	11
Total interest income	5,897	5,686

Interest expense:
Interest on deposits	1,130	1,581
Interest on borrowings	153	161
Total interest expense	1,283	1,742

Net interest income	4,614	3,944
Provision for loan losses	307	1,151
Net interest income after provision for loan losses	4,307	2,793

Non-interest income:
Service charges on deposit accounts	599	632
Debit card fees	257	208
Investment services	73	46
E-commerce fees	25	51
Net loss on sale of available-for-sale securities	---	(3)
Sale of merchant bank card processing	---	1,650
Other operating income	132	122
Total non-interest income	1,086	2,706

Non-interest expense:
Salaries and employee benefits	1,792	1,792
Occupancy expense	333	307
Equipment and furniture expense	189	157
Service and data processing fees	343	368
Computer software, supplies and support	79	67
Advertising and promotion	77	127
FDIC insurance premiums	151	62
Legal and professional fees	130	222
Other	437	385
Total non-interest expense	3,531	3,487

Income before provision for income taxes	1,862	2,012
Provision for income taxes	636	856
Net income	$1,226	$1,156

Basic EPS	$0.30	$0.28
Basic average shares outstanding	4,116,779	4,104,119
Diluted EPS	$0.30	$0.28
Diluted average shares outstanding	4,137,447	4,121,186
Dividends per share	$0.17	$0.17
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)
	2010	2009
Net income	$3,626	$2,997

Other comprehensive income:
Securities:
Unrealized holding gains on available for sale securities, arising during the nine months ended March 31, 2010 and 2009,
net of income taxes of $173 and $195, respectively.	274	310

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $31 and $9, respectively.	50	14

Reclassification adjustment for loss on sale of available-for-sale securities
realized in net income, net of income taxes of $2, and $6, respectively.	3	9

Reclassification adjustment for impairment write-down on available-for-sale securities realized in net income, net of income taxes of $0, and $86,
respectively.	---	135

Other comprehensive income	327	468

Comprehensive income	$3,953	$3,465

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)
	2010	2009
Net income	$1,226	$1,156

Other comprehensive (loss) income:
Securities:
Unrealized holding (losses) gains on available-for-sale securities, arising during the three months ended March 31, 2010 and 2009,
net of income taxes of ($75) and $53, respectively.	(119)	84

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $13 and $7, respectively.	21	11

Reclassification adjustment for loss on sale of available-for-sale securities
realized in net income, net of income taxes of $0, and $1, respectively,	---	2

Other comprehensive (loss) income	(98)	97

Comprehensive income	$1,128	$1,253
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Unearned	Total
	Common	Paid – In	Retained	Comprehensive	Treasury	ESOP	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Equity

Balance at
June 30, 2008	$431	$10,267	$27,183	$(9)	$(1,586)	$(19)	$36,267

ESOP shares earned		44				19	63

Options exercised		(35)			74		39

Tax effect of stock options		28					28

Stock options compensation		149					149

Dividends declared			(917)				(917)

Net income			2,997				2,997

Total other comprehensive income, net of taxes				468			468
Balance at
March 31, 2009	$431	$10,453	$29,263	$459	$(1,512)	$ ---	$39,094
Balance at
June 30, 2009	$431	$10,508	$30,045	$792	$(1,512)	$	---	$40,264

Options exercised		(66)			103			37

Stock options compensation		168						168

Dividends declared			(921)					(921)

Net income			3,626					3,626

Total other comprehensive income, net of taxes				327				327
Balance at
March 31, 2010	$431	$10,610	$32,750	$1,119	$(1,409)	$	---	$43,501

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)
	2010	2009
Cash flows from operating activities:
Net Income	$3,626	$2,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	700	652
Net amortization of premiums and discounts	616	187
Net amortization of deferred loan costs and fees	135	116
Provision for loan losses	984	1,764
ESOP compensation earned	---	63
Stock option compensation	168	149
Write-down of impairment of available-for-sale security	---	221
Net loss on sale of available-for-sale securities	5	15
Net loss on sale of foreclosed real estate	8	---
Gain on sale of merchant bank card processing	---	(1,650)
Excess tax benefit from share-based payment arrangements	---	(28)
Net increase (decrease) in accrued income taxes	1,007	(41)
Net increase in accrued interest receivable	(285)	(471)
Net increase in prepaid and other assets	(1,863)	(97)
Net (decrease) increase in other liabilities	(646)	421
Net cash provided by operating activities	4,455	4,298

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	7,000	14,440
Proceeds from sale of securities	1,820	5,522
Purchases of securities	(1,069)	(54,978)
Principal payments on securities	7,272	6,812
Securities held-to-maturity:
Proceeds from maturities	7,327	2,118
Purchases of securities	(9,403)	(15,435)
Principal payments on securities	4,523	2,583
Net redemption of Federal Home Loan Bank Stock	90	45
Net increase in loans receivable	(21,253)	(27,978)
Proceeds from sale of merchant bank card processing	---	1,650
Proceeds from sale of foreclosed real estate	207	---
Purchases of premises and equipment	(358)	(1,148)
Net cash used in investing activities	(3,844)	(66,369)

Cash flows from financing activities:
Net decrease in short-term borrowings	(2,000)	(1,000)
Payment of cash dividends	(921)	(917)
Proceeds from stock options exercised	37	39
Excess tax benefit from stock based compensation	---	28
Net increase in deposits	17,198	76,699
Net cash provided by financing activities	14,314	74,849

Net increase in cash and cash equivalents	14,925	12,778
Cash and cash equivalents at beginning of period	9,443	8,662
Cash and cash equivalents at end of period	$24,368	$21,440

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$65	$100
Reclassification of available-for-sale securities to held to maturity	---	23,754
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Nine Months and Quarter Ended March 31, 2010 and 2009

(1)      Basis of Presentation

The accompanying consolidated statement of financial condition  as of June 30, 2009 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the nine and three months ended March 31, 2010 and 2009 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  To the extent that information and footnotes required by GAAP for complete consolidated financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2009, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the nine and three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2010.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

GAAP is not intended to be changed as a result of the FASB's Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their consolidated financial statements and in their accounting policies for consolidated financial statements issued for interim and annual periods ending after September 15, 2009. The Company has updated references to GAAP in its consolidated financial statements issued beginning with the period ended September 30, 2009.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.

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

(3)  Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the assessment of other-than-temporary security impairment.

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

(4)      Securities

Securities at March 31, 2010 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$12,904	$65	$ ---	$12,969
State and political subdivisions	9,292	345	---	9,637
Mortgage-backed securities-residential	26,780	928	---	27,708
Mortgage-backed securities-multi-family	24,878	1,151	---	26,029
Asset-backed securities	33	---	1	32
Corporate debt securities	6,913	81	74	6,920
Total debt securities	80,800	2,570	75	83,295
Equity securities and other	67	44	---	111
Total securities available-for-sale	80,867	2,614	75	83,406
Securities held-to-maturity:
U.S. government sponsored enterprises	5,015	20	---	5,035
State and political subdivisions	26,427	16	---	26,443
Mortgage-backed securities-residential	28,738	801	---	29,539
Mortgage-backed securities-multi-family	91	4	---	95
Other securities	372	---	---	372
Total securities held-to-maturity	60,643	841	---	61,484
Total securities	$141,510	$3,455	$75	$144,890

Securities at June 30, 2009 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$19,985	$164	$22	$20,127
State and political subdivisions	9,303	284	1	9,586
Mortgage-backed securities-residential	32,468	952	---	33,420
Mortgage-backed securities-multi-family	25,556	1,153	---	26,709
Asset-backed securities	46	---	2	44
Corporate debt securities	8,759	13	480	8,292
Total debt securities	96,117	2,566	505	98,178
Equity securities and other	68	25	---	93
Total securities available-for-sale	96,185	2,591	505	98,271
Securities held-to-maturity:
U.S. government sponsored enterprises	7,049	1	9	7,041
State and political subdivisions	23,303	3	6	23,300
Mortgage-backed securities-residential	30,034	553	8	30,579
Mortgage-backed securities-multi-family	2,285	68	---	2,353
Other securities	665	---	---	665
Total securities held-to-maturity	63,336	625	23	63,938
Total securities	$159,521	$3,216	$528	$162,209

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010.  There were no unrealized losses on securities held-to-maturity at March 31, 2010.

	Less Than 12 Months				More Than 12 Months		Total
	Fair		Unrealized		Fair	Unrealized	Fair	Unrealized
	Value		Losses		Value	Losses	Value	Losses
(in thousands)
Securities available-for-sale:
Asset-backed securities	$	---	$	---	$32	$1	$32	$1
Corporate debt securities		---		---	2,481	74	2,481	74
Total securities	$	---	$	---	$2,513	$75	$2,513	$75

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

At March 31, 2010, there were no securities which had been in a continuous unrealized loss position for less than 12 months and 7 securities with a continuous unrealized loss position of more than 12 months.  At March 31, 2010, the Company had $6.9 million in corporate debt securities of which $2.5 million had an unrealized loss of $74,000 for more than 12 months.  When the fair value of a held-to-maturity or available-for-sale security is less than its amortized cost basis, an assessment is made as to whether OTTI is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the end of the quarter.

Gross realized gains and losses on sales of securities or other-than-temporary impairment of securities recognized in income during the nine months ended March 31, 2010 and 2009 are as follows:

	Nine months ended March 31,
(in thousands)	2010	2009
Gross realized gains	$32	$13
Gross realized losses	(37)	(28)
Other-than-temporary impairment losses	---	(221)
Net losses recognized	$(5)	$(236)

During the nine months ended March 31, 2010, the Company sold $1.8 million of corporate debt securities which resulted in the recognition of a net loss of $5,000.  During the nine months ended March 31, 2009, the Company sold $4.6 million of mortgage-backed securities and $900,000 of state and political subdivision securities which resulted in the recognition of a net loss of $15,000.   Also during the nine months ended March 31, 2009, a loss of $221,000 ($135,000 net of tax) related to the other-than-temporary impairment of a Lehman Brothers Holdings, Inc. debt security held by the Company was recognized.  The loss on this debt security was determined by obtaining a market quote as of the date of impairment.   The decline in the value of this security was solely due to credit losses, and therefore the entire loss was recognized in income. There was no other-than-temporary impairment loss recognized during the quarter and nine months ended March 31, 2010.

During the nine months ended March 31, 2009, $23.8 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $338,000.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.

The estimated fair value of debt securities at March 31, 2010, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After	After
	In	One Year	Five Years
	One Year	Through	Through	After
	Or Less	Five Years	Ten Years	Ten Years	Total
(Dollars in thousands)
Securities available-for-sale:
U.S. Government sponsored enterprises	$1,903	$9,063	$2,003	$ ---	$12,969
State and political subdivisions	2,490	6,590	557	---	9,637
Mortgage-backed securities-residential	1,707	2,650	9,080	14,271	27,708
Mortgage-backed securities-multi-family	284	22,837	2,908	---	26,029
Asset-backed securities	---	---	---	32	32
Corporate debt securities	---	2,886	4,034	---	6,920
Total debt securities	6,384	44,026	18,582	14,303	83,295
Equity securities	---	---	---	111	111
Total securities available-for-sale	6,384	44,026	18,582	14,414	83,406
Securities held-to-maturity:
U.S. government sponsored enterprises	1,005	4,030	---	---	5,035
State and political subdivisions	12,890	7,303	3,524	2,726	26,443
Mortgage-backed securities-residential	---	2,641	14,497	12,401	29,539
Mortgage-backed securities-multi-family	---	95	---	---	95
Other securities	5	3	---	364	372
Total securities held-to-maturity	13,900	14,072	18,021	15,491	61,484
Total securities	$20,284	$58,098	$36,603	$29,905	$144,890

As of March 31, 2010 and June 30, 2009, securities with an aggregate fair value of $97.0 million and $106.9 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended March 31, 2010 or 2009.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the nine months ended March 31, 2010 and 2009.

(5)      Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2010 and June 30, 2009 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$83,406	$47,568	$35,838	$---

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$98,271	$56,320	$41,951	$---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.   There were no transfers between Level 1 and Level 2 during the quarter ended March 31, 2010.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  At March 31, 2010, there were no loans subject to nonrecurring fair value measurement and no associated valuation allowance. At June 30, 2009, loans subject to nonrecurring fair value measurement had a gross carrying amount of $98,000 and a fair value of $88,000 with an associated valuation allowance of $10,000.  These loans were classified as a Level 3 valuation.    No other financial assets or liabilities (such as Foreclosed Real Estate) were re-measured during the quarter on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2010 and June 30, 2009, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(in thousands)	March 31, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$24,368	$24,368	$9,443	$9,443
Long term certificate of deposit	1,000	1,000	1,000	1,000
Securities available-for-sale	83,406	83,406	98,271	98,271
Securities held-to-maturity	60,643	61,484	63,336	63,938
Federal Home Loan Bank stock	1,405	1,405	1,495	1,495
Net loans receivable	287,971	295,134	267,902	275,369
Accrued interest receivable	2,733	2,733	2,448	2,448
Deposits	415,927	417,008	398,729	399,796
Borrowings	17,000	17,490	19,000	19,632
Accrued interest payable	114	114	114	114

(6)      Earnings Per Share (“EPS”)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  The 164,500 options granted during the nine months ended March 31, 2009 (see note 11) were anti-dilutive in the three and nine months ended March 31, 2009.  There were no anti-dilutive securities or contracts outstanding during the quarter and nine months ended March 31, 2010.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Nine months ended
March 31, 2010	$3,626,000
Basic		4,110,014	$0.88
Effect of dilutive stock options		24,986	(0.00)
Diluted		4,135,000	$0.88

Nine months ended
March 31, 2009	$2,997,000
Basic		4,100,072	$0.73
Effect of dilutive stock options		19,901	(0.00)
Diluted		4,119,973	$0.73

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
March 31, 2010	$1,226,000
Basic		4,116,779	$0.30
Effect of dilutive stock options		20,668	(0.00)
Diluted		4,137,447	$0.30

Three months ended
March 31, 2009	$1,156,000
Basic		4,104,119	$0.28
Effect of dilutive stock options		17,067	(0.00)
Diluted		4,121,186	$0.28

(7)      Dividends

On January 19, 2010, the Board of Directors declared a quarterly dividend of $0.17 per share of Greene County Bancorp, Inc.’s common stock.  The dividend reflected an annual cash dividend rate of $0.68 cents per share and was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of February 12, 2010, and was paid on March 2, 2010.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends for the current period.

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

In December 2008, the FASB issued an amendment to its guidance on “Compensation – Retirement Benefits”.  This amendment requires that information about plan assets of a postretirement benefit plan be disclosed, on an annual basis, based on the fair value disclosure requirements of “Fair Value Measurement”.  The disclosures about plan assets required by this amendment shall be provided for fiscal years ending after December 15, 2009.  The adoption of the new Codification will not impact the Company’s consolidated financial position or consolidated results of operations.

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

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In January, 2010, the FASB issued updated guidance on “Equity, Accounting for Distributions to Shareholders with Components of Stock and Cash”.  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This update codifies the consensus reached in EITF Issue No. 09-E, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.  This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this guidance did not have a material effect on our consolidated results of operations or financial position.

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

In January 2010, the FASB issued amendments to its guidance on “Fair Value Measurements and Disclosures – Overall Subtopic”  The amendment requires new disclosures as follows:  (1) For transfers in and out of Level 1 and 2 fair value measurements, a reporting entity should disclose separately the amounts of significant transfers and describe the reasons for the transfers, and (2) for the reconciliation for value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  The amendment also clarifies existing disclosure requirements relating to the level of disaggregation of each class of assets or liabilities within a line item in the statement of financial position and the inputs and valuation techniques utilized to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of these amendments did not and will not have a material effect on our consolidated results of operations or financial position.

In February 2010, the FASB issued amendments to certain recognition and disclosure requirements for “Subsequent Events”.   The amendments remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  The amends in this update are effective upon issuance of the final update.   Adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

In March 2010, the FASB issued amendments to its guidance on “Derivatives and Hedging – Embedded Derivatives”.    The amendments provides clarifications and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 15-9 of the guidance on “Derivatives and Hedging – Embedded Derivatives”.   The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after the issuance of this update.  The Company is currently assessing the impact that these amendments would have on its consolidated financial statements.

(10)      Retirement Benefits

The components of net periodic pension costs related to the defined benefit pension plan for the three and nine months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,			Nine months ended March 31,
(in thousands)	2010	2009		2010	2009
Interest cost	$50	$	---	$152	$	---
Expected return on plan assets	(53)		---	(161)		---
Amortization of net loss	2		---	6		---
Net periodic pension cost	$(1)	$	---	$(3)	$	---

The Company does not expect to make any contributions to the defined benefit pension plan during fiscal 2010.

(11)      Stock-Based Compensation

At March 31, 2010, Greene County Bancorp, Inc. had three stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2009.

The Company recognized $168,000 and $56,000 in compensation costs and related income tax benefit of $51,000 and $17,000 related to the 2008 Option Plan for the nine months and quarter ended March 31, 2010, respectively.  The Company recognized $149,000 and $56,000 in compensation costs and related income tax benefit of $22,000 and $12,000 related to the 2008 Option Plan for the nine months and quarter ended March 31, 2009, respectively.  At March 31, 2010, there was $296,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 1.25 years.

A summary of the Company’s stock option activity and related information for its option plans for the nine months ended March 31, 2010 and 2009 is as follows:

	2010		2009
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	196,660	$11.33	41,944	$5.00
Options granted	---	---	164,500	$12.50
Exercised	(15,730)	$4.36	(9,784)	$3.94
Forfeited	(9,180)	$3.94	---	---
Outstanding at period end	171,750	$12.36	196,660	$11.33
Exercisable at period end	62,085	$12.11	32,160	$5.33

The following table presents stock options outstanding and exercisable at March 31, 2010:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$9.20	7,250	2.00	$9.20
$12.50	54,835	8.50	$12.50
$9.20-$12.50	62,085		$12.11

The total intrinsic value of the options exercised during the nine months and quarter ended March 31, 2010 was approximately $164,000, and $52,000, respectively, and for the nine months and quarter ended March 31, 2009 was approximately $75,000 and $15,000, respectively.  There were no stock options granted during the nine months ended March 31, 2010.  The Company had 109,665 non-vested options outstanding at March 31, 2010 and 164,500 non-vested options outstanding at March 31, 2009.

(12)      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of March 31, 2010 and 2009 are presented in the following table:

Accumulated other comprehensive income, at March 31,	2010	2009
Unrealized gains on available-for-sale securities, net of tax	$1,556	$653
Unrealized loss on securities transferred to held-to-maturity, net of tax	(128)	(194)
Net losses and past service liability for defined benefit plan, net of tax	(309)	---
Accumulated other comprehensive income	$1,119	$459

(13)      Subsequent events

On April 20, 2010, the Board of Directors declared a quarterly dividend of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was an increase of 2.9% from $0.68 for the previous quarter.  The dividend will be payable to stockholders of record as of May 14, 2010, and will be paid on June 2, 2010.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the shares it owns.

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

Critical Accounting Policies

For a discussion of critical accounting policies please refer to Note (1) Basis of Presentation.

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

Comparison of Financial Condition as of March 31, 2010 and June 30, 2009
ASSETS

Total assets of the Company were $478.9 million at March 31, 2010 as compared to $460.5 million at June 30, 2009, an increase of $18.4 million, or 4.0%.  Securities available for sale and held to maturity amounted to $144.0 million, or 30.1% of assets, at March 31, 2010 as compared to $161.6 million, or 35.1% of assets, at June 30, 2009, a decrease of $17.6 million or 10.9%.   Net loans grew by $20.1 million or 7.5% to $288.0 million at March 31, 2010 as compared to $267.9 million at June 30, 2009.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $24.4 million at March 31, 2010 as compared to $9.4 million at June 30, 2009, an increase of $15.0 million or 159.6%.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, decreased $17.6 million or 10.9% to $144.0 million at March 31, 2010 as compared to $161.6 million at June 30, 2009.  Securities purchases totaled $10.5 million during the nine months ended March 31, 2010 and consisted of $9.4 million in state and political subdivision securities and $1.1 million in mortgage-backed securities. Sales of securities totaled $1.8 million during the nine months ended March 31, 2010 and consisted of corporate debt securities.  Principal pay-downs and maturities amounted to $26.1 million, of which $10.5 million were mortgage-backed securities, $6.6 million were state and political subdivision securities and $9.0 million were U.S. government agency securities. Additionally, during the nine months ended March 31, 2010, unrealized net gains on securities increased $533,000.  Greene County Bancorp, Inc. held 25.0% of the securities portfolio at March 31, 2010 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
	March 31, 2010		June 30, 2009
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$12,969	9.0%	$20,127	12.4%
State and political subdivisions	9,637	6.7	9,586	5.9
Mortgage-backed securities-residential	27,708	19.2	33,420	20.7
Mortgage-backed securities-multifamily	26,209	18.1	26,709	16.5
Asset-backed securities	32	0.0	44	0.1
Corporate debt securities	6,920	4.8	8,292	5.1
Total debt securities	83,295	57.8	98,178	60.7
Equity securities and other	111	0.1	93	0.1
Total securities available-for-sale	83,406	57.9	98,271	60.8
Securities held-to-maturity:
U.S. government sponsored enterprises	5,015	3.5	7,049	4.4
State and political subdivisions	26,427	18.3	23,303	14.4
Mortgage-backed securities-residential	28,738	19.9	30,034	18.6
Mortgage-backed securities-multifamily	91	0.1	2,285	1.4
Other securities	372	0.3	665	0.4
Total securities held-to-maturity	60,643	42.1	63,336	39.2
Total securities	$144,049	100.0%	$161,607	100.0%

LOANS

Net loans receivable increased to $288.0 million at March 31, 2010 from $267.9 million at June 30, 2009, an increase of $20.1 million, or 7.5%.  The loan growth experienced during the nine months primarily consisted of $7.2 million in residential mortgages, $9.6 million in commercial real estate loans, and $3.1 million in non-mortgage loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or the origination of other exotic loan products.  It should be noted however that the Company is subject to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the consolidated results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loan and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  As of March 31, 2010, declines in home values have been modest in the Company’s market area. However, updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

	March 31, 2010		June 30, 2009
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Real estate mortgages:
Residential	$179,261	61.5%	$172,038	63.5%
Commercial	56,604	19.4	47,029	17.3
Construction and land	8,245	2.9	7,806	2.9
Multifamily	1,165	0.4	1,140	0.4
Total real estate mortgages	245,275	84.2	228,013	84.1
Home equity loans	26,256	9.0	26,183	9.7
Commercial loans	15,615	5.4	12,631	4.7
Installment loans	3,859	1.3	3,827	1.4
Passbook loans	392	0.1	347	0.1
Total gross loans	291,397	100.0%	271,001	100.0%
Unearned origination fees and costs, net	439		321
Allowance for loan losses	(3,865)		(3,420)
Total net loans	$287,971		$267,902

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

Analysis of allowance for loan losses activity

(Dollars in thousands)	Nine months ended
	March 31, 2010	March 31, 2009

Balance at the beginning of the period	$3,420	$1,888
Charge-offs:
Real estate mortgages:
Residential	84	65
Commercial	230	---
Multifamily	57	---
Commercial loans	65	110
Installment loans	42	57
Overdraft protection accounts	165	209
Total loans charged off	643	441

Recoveries:
Real estate mortgages:
Residential	---	1
Home equity loans	---	1
Commercial loans	18	---
Installment loans	25	22
Overdraft protection accounts	61	45
Total recoveries	104	69

Net charge-offs	539	372

Provisions charged to operations	984	1,764
Balance at the end of the period	$3,865	$3,280

Ratio of annualized net charge-offs to average loans outstanding	0.26%	0.19%
Ratio of annualized net charge-offs to nonperforming assets	24.44%	27.07%
Allowance for loan losses to nonperforming loans	123.21%	189.38%
Allowance for loan losses to total loans receivable	1.33%	1.23%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis.  Management determines that a loan is impaired or nonperforming when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered nonperforming.  The Bank of Greene County had no accruing loans delinquent more than 90 days at March 31, 2010 or June 30, 2009.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At
(Dollars in thousands)	March 31, 2010	June 30, 2009
Nonaccrual loans:
Real estate mortgages:
Residential	$1,871	$1,573
Commercial	825	749
Construction and land	13	13
Multifamily	128	---
Home equity loans	199	227
Commercial loans	43	132
Installment loans	58	19
Total nonaccrual loans	3,137	2,713
Accruing loans delinquent 90 days or more	---	---
Foreclosed real estate:
Residential	65	100
Multifamily	---	115
Foreclosed real estate	65	215
Total nonperforming assets	$3,202	$2,928

Total nonperforming assets as a percentage of total assets	0.67%	0.64%
Total nonperforming loans to total loans	1.09%	1.01%

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  There were no impaired loans as of March 31, 2010 and $125,000 in impaired loans as of March 31, 2009. The impaired loan at March 31, 2009, was restructured in a troubled debt restructuring and is performing in accordance with its restructured terms.  The Company had allocated $50,000 of the allowance for loan losses for this loan as of March 31, 2009.

Interest income of $72,000 and $47,000 was recorded on nonaccrual loans based on cash payments received during the nine months ended March 31, 2010 and 2009, respectively.

DEPOSITS

Total deposits increased to $415.9 million at March 31, 2010 from $398.7 million at June 30, 2009, an increase of $17.2 million, or 4.3%.   Due to the low interest rate environment deposit balances have shifted from certificates of deposit to interest bearing checking accounts (NOW accounts), savings accounts, money market accounts and noninterest bearing deposits..  NOW accounts increased $10.7 million or 9.2% to $125.4 million at March 31, 2010 as compared to $114.8 million at June 30, 2009.   Savings deposits increased $6.9 million to $89.5 million at March 31, 2010.  Money market deposits increased $2.8 million, or 4.5% to $65.2 million at March 31, 2010. Noninterest bearing deposits increased $716,000 to $40.5 million at March 31, 2010.  Certificates of deposit balances decreased $3.9 million between June 30, 2009 and March 31, 2010.

(Dollars in thousands)
	At March 31, 2010	Percentage of Portfolio	At June 30, 2009	Percentage of Portfolio

Noninterest bearing deposits	$40,488	9.7%	$39,772	10.0%
Certificates of deposit	95,334	22.9	99,208	24.9
Savings deposits	89,513	21.6	82,620	20.7
Money market deposits	65,187	15.7	62,371	15.6
NOW deposits	125,405	30.1	114,758	28.8
Total deposits	$415,927	100.0%	$398,729	100.0%

BORROWINGS

At March 31, 2010, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $45.7 million with the Federal Home Loan Bank (“FHLB”).  At March 31, 2010, there were no balances outstanding under these facilities.  Interest rates on these lines are determined at the time of borrowing.    In addition to the overnight line of credit program, The Bank of Greene County also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates.  The Bank of Greene County pledges residential mortgages as collateral for these lines of credit and term borrowings.   At March 31, 2010, approximately $109.5 million of collateral was available to be pledged against potential borrowings at the FHLB.  The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At March 31, 2010, approximately $6.9 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at March 31, 2010.

At March 31, 2010, The Bank of Greene County had term borrowings totaling $17.0 million from the FHLB, of which $12.0 million consisted of several fixed rate, fixed term advances with a weighted average rate of 3.42% and a weighted average maturity of 26 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate at March 31, 2010, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

At March 31, 2010, Greene County Bancorp, Inc. had available a revolving line of credit of $5.0 million with Atlantic Central Bankers Bank (“ACBB”).  The line of credit is secured by all of the outstanding shares of common stock of The Bank of Greene County.  At March 31, 2010, there were no balances outstanding under this line of credit.  This line of credit will mature on April 28, 2012 and carries a floating interest rate equal to the prime rate as reported in the Wall Street Journal.

Scheduled maturities of long-term borrowings at March 31, 2010 were as follows:
(In thousands)
Fiscal year end, June 30
2011	$5,000
2012	3,000
2013	1,000
2014	6,000
2015	2,000
$17,000

EQUITY

Shareholders’ equity increased to $43.5 million at March 31, 2010 from $40.3 million at June 30, 2009, as net income of $3.6 million was partially offset by dividends declared and paid of $921,000. Additionally, shareholders’ equity increased $327,000 as a result of an increase in unrealized gains, net of tax in the available-for-sale investment portfolio, accretion of unrealized loss on securities transferred to held-to-maturity and the reclassification adjustment for loss on sale of available-for-sale securities.  Other changes in equity, totaling a $205,000 increase, were the result of activities associated with the various stock-based compensation plans of the Company, including the 2000 and 2008 Stock Option Plans.

Comparison of Operating Results for the Nine Months and Quarter Ended March 31, 2010 and 2009

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the nine months and quarters ended March 31, 2010 and 2009.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Nine Months Ended March 31, 2010 and 2009

(Dollars in thousands)	2010	2010	2010	2009	2009	2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$282,579	$12,830	6.05%	$257,609	$12,101	6.26%
Securities2	157,430	4,377	3.70	139,180	4,636	4.44
Federal funds	2,744	2	0.10	3,446	16	0.62
Interest-bearing bank balances	4,725	11	0.31	2,963	25	1.13
FHLB stock	1,483	63	5.66	1,413	46	4.34
Total interest earning assets	448,961	17,283	5.13%	404,611	16,824	5.54%
Cash and due from banks	6,521			6,079
Allowance for loan losses	(3,625)			(2,083)
Other non-interest earning assets	18,315			18,096
Total assets	$470,172			$426,703

Interest bearing liabilities:
Savings and money market deposits	$145,612	$867	0.79%	$118,634	$1,043	1.17%
NOW deposits	123,888	1,140	1.22	115,403	1,579	1.82
Certificates of deposit	96,703	1,589	2.19	93,638	2,059	2.93
Borrowings	20,307	486	3.19	20,629	503	3.25
Total interest bearing liabilities	386,510	4,082	1.41%	348,304	5,184	1.98%
Non-interest bearing deposits	39,446			38,433
Other non-interest bearing liabilities	2,269			2,586
Shareholders’ equity	41,947			37,380
Total liabilities and equity	$470,172			$426,703

Net interest income		$13,201			$11,640

Net interest rate spread			3.72%			3.56%

Net Earning Assets	$62,451

Net interest margin			3.92%			3.84%

Average interest earning assets to
average interest bearing liabilities			116.16%			116.17%

_______________________________________
1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Quarter Ended March 31, 2010 and 2009

(Dollars in thousands)	2010	2010	2010	2009	2009	2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$289,112	$4,374	6.05%	$266,361	$4,112	6.17%
Securities2	152,897	1,499	3.92	143,486	1,552	4.33
Federal funds	1,788	1	0.22	7,270	4	0.22
Interest-bearing bank balances	6,233	2	0.13	5,057	7	0.55
FHLB stock	1,445	21	5.81	1,341	11	3.28
Total interest earning assets	451,475	5,897	5.22%	423,515	5,686	5.37%
Cash and due from banks	6,616			6,123
Allowance for loan losses	(3,738)			(2,385)
Other non-interest earning assets	19,517			18,365
Total assets	$473,870			$445,618

Interest bearing liabilities:
Savings and money market deposits	$148,298	$279	0.75%	$129,713	$360	1.11%
NOW deposits	125,052	360	1.15	120,562	517	1.72
Certificates of deposit	95,630	491	2.05	98,296	704	2.87
Borrowings	19,399	153	3.15	19,000	161	3.39
Total interest bearing liabilities	388,379	1,283	1.32%	367,571	1,742	1.90%
Non-interest bearing deposits	39,951			36,178
Other non-interest bearing liabilities	2,524			3,272
Shareholders’ equity	43,016			38,597
Total liabilities and equity	$473,870			$445,618

Net interest income		$4,614			$3,944

Net interest rate spread			3.90%			3.47%

Net Earning Assets	$63,096

Net interest margin			4.09%			3.73%

Average interest earning assets to
average interest bearing liabilities			116.25%			115.22%

____________________________________________________
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

	Nine Months Ended March 31,			Three Months Ended March31,
(Dollars in thousands)	2010 versus 2009			2010 versus 2009
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase/	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Loans receivable, net1	$1,144	$(415)	$729	$344	$(82)	$262
Securities2	566	(825)	(259)	99	(152)	(53)
Federal funds	(3)	(11)	(14)	(3)	---	(3)
Interest-bearing bank balances	10	(24)	(14)	1	(6)	(5)
FHLB stock	2	15	17	1	9	10
Total interest-earning assets	1,719	(1,260)	459	442	(231)	211

Interest-bearing liabilities:
Savings and money market deposits	206	(382)	(176)	47	(128)	(81)
NOW deposits	109	(548)	(439)	19	(176)	(157)
Certificates of deposit	65	(535)	(470)	(18)	(195)	(213)
Borrowings	(8)	(9)	(17)	3	(11)	(8)
Total interest-bearing liabilities	372	(1,474)	(1,102)	51	(510)	(459)
Net interest income	$1,347	$214	$1,561	$391	$279	$670

_________________________________________________
1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets was 1.03% for the nine months and quarter ended March 31, 2010 as compared to 0.94% for the nine months and 1.04% for the quarter ended March 31, 2009.  Annualized return on average equity increased to 11.53% for the nine months ended March 31, 2010 as compared to 10.69% for the nine months ended March 31, 2009.  Annualized return on average equity decreased to 11.40% for the quarter months ended March 31, 2010 as compared to 11.98% for the quarter ended March 31, 2009.   The increase in return on average assets and return on average equity for the nine months ended March 31, 2010 was primarily the result of higher net interest income and lower provision for loan losses, partially offset by higher noninterest expense and lower noninterest income. Net income amounted to $3.6 million and $3.0 million for the nine months ended March 31, 2010 and 2009, respectively, an increase of $629,000 or 21.0% and amounted to $1.2 million for the quarters ended March 31, 2010 and 2009.   Average assets increased $43.5 million, or 10.2% to $470.2 million for the nine months ended March 31, 2010 as compared to $426.7 million for the nine months ended March 31, 2009.  Average equity increased $4.5 million, or 12.0%, to $41.9 million for the nine months ended March 31, 2010 as compared to $37.4 million for the nine months ended March 31, 2009.  Average assets increased $28.3 million, or 6.4% to $473.9 million for the quarter ended March 31, 2010 as compared to $445.6 million for the quarter ended March 31, 2009.  Average equity increased $4.4 million, or 11.4% to $43.0 million for the quarter ended March 31, 2010 as compared to $38.6 million for the quarter ended March 31, 2009.

INTEREST INCOME

Interest income amounted to $17.3 million for the nine months ended March 31, 2010 as compared to $16.8 million for the nine months ended March 31, 2009, an increase of $459,000 or 2.7%.  Interest income amounted to $5.9 million for the quarter ended March 31, 2010 as compared to $5.7 million for the quarter ended March 31, 2009, an increase of $211,000 or 3.7%.  The increase in loan volume had the greatest impact on interest income when comparing the nine months and quarters ended March 31, 2010 and 2009.  Average loan balances increased $25.0 million for the nine months ended March 31, 2010 as compared to March 31, 2009 while the yield decreased by 21 basis points when comparing the same periods.  Average loan balances increased $22.7 million for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 and the yield decreased by 12 basis points when comparing the same periods.  The overall impact on interest income from securities was negative with a 74 basis point decrease in yield when comparing the nine months ended March 31, 2010 and 2009, partially offset by a $18.2 million increase in average balances, and an 41 basis point decrease in yield when comparing the quarters ended March 31, 2010 and 2009, partially offset by a $9.4 million increase in average balances.   Average balances on short term investments such as interest bearing bank balances and federal funds sold increased $1.1 million when comparing the nine months ended March 31, 2010 and 2009, and decreased $4.3 million when comparing the quarters ended March 31, 2010 and 2009.   The yield on interest bearing bank balances decreased 82 basis points when comparing the nine months ended March 31, 2010 and 2009, and decreased 42 basis points when comparing the quarters ended March 31, 2010 and 2009.  The yield on federal funds sold decreased 52 basis points when comparing the nine months ended March 31, 2010 and 2009.

INTEREST EXPENSE

Interest expense amounted to $4.1 million for the nine months ended March 31, 2010, as compared to $5.2 million for the nine months ended March 31, 2009, a decrease of $1.1 million.  Interest expense amounted to $1.3 million for the quarter ended March 31, 2010, as compared to $1.7 million for the quarter ended March 31, 2009, a decrease of $459,000.  Decreases in rates on interest-bearing liabilities had the greatest impact on overall interest expense.  Interest expense was reduced $1.5 million and $510,000 when comparing the nine months and quarters ended March 31, 2010 and 2009, respectively, due to decreases of 57 basis points and 58 basis points, respectively, in the average rate on interest-bearing liabilities in those same periods.  This decrease was partially offset by a $372,000 and $51,000 increase in interest expense due to a $38.2 million and $20.8 million increase in average balances when comparing the nine months and quarters ended March 31, 2010 and 2009, respectively.    The average rate paid on NOW deposits decreased 60 basis points and 57 basis points, respectively, when comparing the nine months and quarters ended March 31, 2010 and 2009. The average balance of such accounts grew by $8.5 million and $4.5 million for the nine months and quarter ended March 31, 2010, respectively.  The average balance of certificates of deposit grew by $3.1 million and the average rate paid decreased by 74 basis points when comparing the nine months ended March 31, 2010 and 2009.  The average balance of certificates of deposit decreased by $2.7 million and the average rate paid decreased by 82 basis points when comparing the quarters ended March 31, 2010 and 2009.  The average balance of savings and money market deposits increased by $27.0 million when comparing the nine months ended March 31, 2010 and 2009 and increased by $18.6 million when comparing the quarters ended March 31, 2010 and 2009. The average rate paid on savings and money markets decreased 38 basis points and 36 basis points when comparing the nine months and quarters ended March 31, 2010 and 2009, respectively.   The average balance of borrowings decreased $322,000 and increased $399,000 when comparing the nine months and quarters ended March 31, 2010 and 2009.  The rate paid on these borrowings decreased 6 basis points and 24 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income increased $1.6 million to $13.2 million for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 and increased $670,000 to $4.6 million for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.     Net interest spread increased 16 basis points to 3.72% for the nine months ended March 31, 2010 from 3.56% for the nine months ended March 31, 2009, and 43 basis points to 3.90% for the quarter ended March 31, 2010 as compared to 3.47% for the quarter ended March 31, 2009.  Net interest margin increased 8 basis points to 3.92% for the nine months ended March 31, 2010 from 3.84% for the nine months ended March 31, 2009, and increased 36 basis points to 4.09% for the quarter ended March 31, 2010 as compared to 3.73% for the quarter ended March 31, 2009.  The increase in average balances, along with the widening of the net interest spread and margin led to an increase in net interest income when comparing the nine months and quarters ended March 31, 2010 and 2009.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  During the nine months and quarters ended March 31, 2010 and 2009, the Company increased the level of allowance for loan losses due to an increase in the amount of nonperforming assets and loan charge-offs resulting from a decline in the overall economy, and an increase in local unemployment.  As a result, the provision for loan losses amounted to $984,000 and $1.8 million for the nine months ended March 31, 2010 and 2009, respectively, a decrease of $780,000 or 44.2%.  The provision for loan losses amounted to $307,000 and $1.2 million for the quarters ended March 31, 2010 and 2009, respectively, a decrease of $844,000.     Continued increases in non-performing assets and loan charge-offs have resulted in an increase in the level of allowance for loan losses to total loans receivable to 1.33% as of March 31, 2010 as compared to 1.23% as of March 31, 2009.  Nonperforming loans amounted to $3.1 million and $1.7 million at March 31, 2010 and 2009, respectively, an increase of $1.4 million or 82.3%.  Net charge-offs amounted to $540,000 and $372,000 for the nine months ended March 31, 2010 and 2009, respectively, an increase of $168,000.  At March 31, 2010, nonperforming assets were 0.67% of total assets and nonperforming loans were 1.09% of total loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income decreased $1.4 million and $1.6 million when comparing the nine months and quarters ended March 31, 2010 and 2009, respectively.  Noninterest income amounted to $3.5 million and $1.1 million for the nine months and quarter ended March 31, 2010.    Noninterest income for the nine months and quarter ended March 31, 2009 reflected a one time cash payment of $1.7 million received from TransFirst LLC.  This payment was the result of The Bank of Greene County transferring its merchant bank card processing business to TransFirst LLC.   Also reflected in noninterest income for the nine months ended March 31, 2009 was an impairment charge of $221,000 ($135,000 net of tax) related to the other-than-temporary impairment of a Lehman Brothers Holdings, Inc. debt security held by the Company.    Excluding these items, noninterest income increased $20,000 when comparing the nine months ended March 31, 2010 and 2009, and increased $30,000 when comparing the quarters ended March 31, 2010 and 2009.  Debit card fees increased $124,000 and $49,000 when comparing the nine months and quarters ended March 31, 2010 and 2009 as a result of a higher volume of transactions due to growth in the number of checking accounts with debit cards.  E-commerce fee income decreased $103,000 and $26,000 when comparing the nine months and quarters ended March 31, 2010 and 2009, respectively, as a result of the transfer of the Company’s merchant bank card processing business to TransFirst LLC during fiscal 2009.

NONINTEREST EXPENSE

Noninterest expense increased $218,000 or 2.2% to $10.2 million for the nine months ended March 31, 2010 as compared to $10.0 million for the nine months ended March 31, 2009.  Noninterest expense was flat at $3.5 million for the quarters ended March 31, 2010 and 2009.   The increase for the nine months ended March 31, 2010 was primarily the result of an increase in FDIC insurance premium expense due to both higher deposit balances and an increase in the rates assessed against the deposits as well as higher compensation and depreciation due to the opening of the new Ravena branch in January 2009.   The Company also has increased staffing as a result of the creation of a new customer service call center and expansion of the marketing department.  Partially offsetting the increase for the nine months ended March 31, 2010, was a decrease in pension expense.  During the nine months ended March 31, 2009, the Company accrued $351,000 toward the expected future termination of its currently frozen defined benefit plan.  The defined benefit pension plan was transferred to a single-employer plan from the previously existing multi-employer plan during the fourth quarter of the fiscal year ended June 30, 2009.  As a result, pension expense decreased by $345,000 for the nine months ended March 31, 2010 when compared to the nine months ended March 31, 2009.

INCOME TAXES

The provision for income taxes reflected the expected tax associated with the revenue generated for the given period and certain regulatory requirements.  The effective tax rate was 34.4% for the nine months ended March 31, 2010, compared to 37.7% for the nine months ended March 31, 2009.  The effective tax rate was 34.2% for the quarter ended March 31, 2010, compared to 42.5% for the quarter ended March 31, 2009.  The decreased effective tax rate in the nine months and quarter ended March 31, 2010 was due to a greater portion of pre-tax income from tax-exempt income.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $5.1 million at March 31, 2010.  The unused portion of overdraft lines of credit amounted to $702,000, the unused portion of home equity lines of credit amounted to $8.2 million, and the unused portion of commercial lines of credit amounted to $6.1 million at March 31, 2010.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2010 and June 30, 2009.  Consolidated shareholders’ equity represented 9.1% of total assets at March 31, 2010 and 8.7% of total assets of June 30, 2009.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.       Controls and Procedures

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

       Item 1A.   Risk Factors
                    Not applicable to smaller reporting companies.

       Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable
b)	Not applicable
c)	No shares were repurchased during the quarter ended March 31, 2010.

       Item 3.     Defaults Upon Senior Securities
                    Not applicable

       Item 4.     Other Information
a)	Not applicable
b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

       Item 5.     Exhibits

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

Date:  May 14, 2010

By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer
(Principal Executive Officer)

Date:  May 14, 2010

By: /s/ Michelle M. Plummer
Michelle M. Plummer
Executive Vice President,
Chief Financial Officer, and Chief Operating Officer
(Principal Financial and Accounting Officer)

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

Date: May 14, 2010                                                                              /s/ Donald E. Gibson
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

Date: May 14, 2010                                                              /s/ Michelle M. Plummer
Michelle M. Plummer
Executive Vice President,
Chief Financial Officer, and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2010 and that to the best of his knowledge:

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

Date: May 14, 2010                                                                              /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2010 and that to the best of her knowledge:

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

Date: May 14, 2010                                                              /s/ Michelle M. Plummer
Michelle M. Plummer
Executive Vice President,
Chief Financial Officer, and Chief Operating Officer