Form 10-K
period 2010-06-30
GREENE COUNTY BANCORP INC
filed 2010-09-27
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                          For the transaction period from ___________________ to ______________________

Commission File Number: 0-25165

GREENE COUNTY BANCORP, INC.
(Name of registrant as specified in its Charter)

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

None
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES         NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES ___  NO    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES       X                               NO ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ___NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES       X      NO____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   _____                                                                           Accelerated filer _____
Non-accelerated filer     _____                                                                           Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                            NO           X

As of December 31, 2009, there were issued and outstanding 4,115,262 shares of the Registrant's common stock of which 1,337,669 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $15.38 on December 31, 2009, the aggregate value of stock held by non-affiliates was $20,573,349.  As of September 17, 2010, there were issued and outstanding 4,123,245 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
1.      Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2010 (Part II).
2.  Proxy Statement for the 2010 Annual Meeting of Shareholders (Part II and III)

GREENE COUNTY BANCORP, INC. AND SUBSIDIARIES
FORM 10-K

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	43

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	44

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	45

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	46

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

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a federally chartered savings bank.  A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (56.0%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.  In June 2004, The Bank of Greene County opened a new limited-purpose subsidiary, Greene County Commercial Bank.  The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  At June 30, 2010, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash and securities totaling $2.1 million.  At June 30, 2010, 1,814,280 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 186,758 shares were held as Treasury stock and 2,304,632 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and various Greene County Bancorp, Inc. investment securities.

At June 30, 2010, Greene County Bancorp, Inc. had consolidated total assets of $495.3 million, consolidated total deposits of $421.7 million, consolidated borrowings from the Federal Home Loan Bank of New York (FHLB) of $26.1 million and consolidated total equity of $44.5 million.

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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, commercial real estate loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in investment securities, mortgage-backed and asset-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. Through its affiliation with Fenimore Asset Management and Essex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the FHLB, and principal and interest payments on loans and securities.  At June 30, 2010, The Bank of Greene County had outstanding borrowings of $26.1 million from the Federal Home Loan Bank of New York.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law.  At June 30, 2010, Greene County Commercial Bank had $117.9 million in assets, $84.6 million in total deposits, $19.1 million in borrowings from The Bank of Greene County, and $13.3 million in total equity.

Greene County Commercial Bank’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Office of Thrift Supervision regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 56.0% of the issued and outstanding common stock of Greene County Bancorp, Inc.  Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $186,000, in cash and cash equivalents at June 30, 2010.

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

As of the 2009 census estimates, the Greene County population was 49,000 and Columbia County was 62,000.  Greene County is primarily rural and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  The county has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County government and the Coxsackie Correctional Facilities are the largest employers in the County.  Other large employers within the Company’s market area include the Hunter Mountain and Ski Windham resort areas, LaFarge, Columbia Memorial Hospital, Taconic Farms, Ginsberg’s Foods, the Catskill, Cairo-Durham, Chatham, Greenville, Coxsackie-Athens, Hudson City, and Ravena-Coeyman Central School Districts.

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

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity.  Cash, cash equivalents and securities available for sale comprised 20.3% of total assets at June 30, 2010, all of which can be used for liquidity needs.  The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.   Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans including many commercial lending products in order to help mitigate interest rate risk.

Loan Portfolio Composition.  Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
Residential	$182,525	61.01%	$172,038	63.48%	$158,193	65.87%
Commercial	54,586	18.25	47,029	17.35	30,365	12.64
Construction and land	9,357	3.12	7,806	2.88	12,295	5.12
Multi-family	6,035	2.01	1,140	0.43	1,094	0.46
Total real estate loans	252,503	84.39	228,013	84.14	201,947	84.09

Consumer loans
Installment loans(1)	3,892	1.30	3,827	1.41	4,172	1.74
Home equity loans	26,602	8.89	26,183	9.66	23,957	9.97
Passbook loans	393	0.13	347	0.13	401	0.17
Total consumer loans	30,887	10.32	30,357	11.20	28,530	11.88

Commercial loans	15,810	5.29	12,631	4.66	9,669	4.03

Total consumer loans and
commercial loans	46,697	15.61	42,988	15.86	38,199	15.91

Total gross loans	299,200	100.0%	271,001	100.0%	240,146	100.0%

Less:
Deferred fees and costs	406		321		182
Allowance for loan losses	(4,024)		(3,420)		(1,888)

Total loans receivable, net	$295,582		$267,902		$238,440

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2007		2006
	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
One-to-four family	$140,901	67.51%	$131,010	68.44%
Commercial real estate	24,357	11.67	22,599	11.81
Construction and land	9,619	4.61	8,728	4.55
Multi-family	1,078	0.52	1,200	0.63
Total real estate loans	175,955	84.31	163,537	85.43

Consumer loans
Installment (1)	4,057	1.94	3,384	1.77
Home equity	19,719	9.45	16,486	8.61
Passbook	583	0.28	632	0.33
Total consumer loans	24,359	11.67	20,502	10.71

Commercial business loans	8,391	4.02	7,390	3.86

Total consumer loans and
commercial business loans	32,750	15.69	27,892	14.57

Total gross loans	208,705	100.00%	191,429	100.00%

Less:
Deferred fees and costs	61		(22)
Allowance for loan losses	(1,486)		(1,314)

Total loans receivable, net	$207,280		$190,093

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans
Real estate loans
Residential	$174,546	58.34%	$165,309	61.00%	$152,722	63.59%
Commercial	19,885	6.65	19,357	7.14	17,030	7.09
Construction and land	8,275	2.76	6,296	2.32	11,335	4.72
Multi-family	2,040	0.68	936	0.35	1,094	0.46
Total fixed-rate real estate loans	204,746	68.43	191,898	70.81	182,181	75.86

Consumer loans
Installment loans (1)	3,892	1.30	3,827	1.41	4,172	1.74
Home equity loans	12,386	4.14	13,157	4.85	14,745	6.14
Passbook loans	393	0.13	347	0.13	401	0.17
Commercial loans	6,023	2.02	5,191	1.91	5,185	2.16
Total fixed-rate loans	227,440	76.02	214,420	79.11	206,684	86.07

Adjustable-rate loans
Real estate loans:
Residential	7,979	2.67	6,729	2.48	5,471	2.28
Commercial	34,701	11.60	27,672	10.21	13,335	5.55
Construction and land	1,082	0.36	1,510	0.56	960	0.40
Multi-family	3,995	1.33	204	0.08	---	---
Total adjustable-rate real estate loans	47,757	15.96	36,115	13.33	19,766	8.23

Consumer loans
Home equity loans	14,216	4.75	13,026	4.81	9,212	3.83
Commercial loans	9,787	3.27	7,440	2.75	4,484	1.87
Total adjustable-rate loans	71,760	23.98	56,581	20.89	33,462	13.93

Total gross loans	299,200	100.00%	271,001	100.00%	240,146	100.00%

Less:
Deferred fees and costs	406		321		182
Allowance for loan losses	(4,024)		(3,420)		(1,888)

Total loans receivable, net	$295,582		$267,902		$238,440

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

	At June 30,
	2007		2006
	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans
Real estate loans
One-to-four family	$134,474	64.43%	$124,310	64.94%
Commercial real estate	16,181	7.75	17,337	9.06
Construction and land	8,735	4.19	7,438	3.88
Multi-family	1,078	0.52	1,200	0.63
Total fixed-rate real estate loans	160,468	76.89	150,285	78.51

Consumer loans
Installment (1)	4,057	1.94	3,384	1.77
Home equity	10,829	5.19	8,222	4.29
Passbook	583	0.28	632	0.33
Commercial business loans	5,113	2.45	5,512	2.88
Total fixed-rate loans	181,050	86.75	168,035	87.78

Adjustable-rate loans
Real estate loans:
One-to-four family	6,427	3.08	6,700	3.50
Commercial real estate	8,176	3.92	5,262	2.75
Construction and land	884	0.42	1,290	0.67
Multi-family	---	---	--	---
Total adjustable-rate real estate loans	15,487	7.42	13,252	6.92

Consumer loans
Home Equity	8,890	4.26	8,264	4.32
Commercial business loans	3,278	1.57	1,878	0.98
Total adjustable-rate loans	27,655	13.25	23,394	12.22

Total gross loans	208,705	100.00%	191,429	100.00%

Less:
Deferred fees and costs	61		(22)
Allowance for loan losses	(1,486)		(1,314)

Total loans receivable, net	$207,280		$190,093

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Residential and Construction and Land Loans. The Bank of Greene County's primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by residences; by contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  Generally, residential mortgage loans are made in amounts up to 85.0% of the appraised value of the property.  However, The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  For the year ended June 30, 2010, less than one percent of the residential mortgage loans originated by The Bank of Greene County were originated with loan-to-value ratios over 85.0%.  For the year ended June 30, 2010, The Bank of Greene County originated approximately 85.0% to 90.0% of residential mortgage loans with loan-to-value ratios of 80.0% or less.  Generally, residential mortgage loans are originated for terms of up to 30 years, though in recent years The Bank of Greene County has been successful in marketing and originating such loans with 15-year terms.  Residential fixed-rate loans are offered with monthly payment features.  The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on most properties collateralizing real estate loans made by The Bank of Greene County.

At June 30, 2010, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2010, $8.0 million, or 2.67%, of The Bank of Greene County's loan portfolio consisted of residential loans with adjustable interest rates, compared to $174.5 million, or 58.34%, of the loan portfolio comprised of residential loans with fixed interest rates.  The Bank of Greene County’s willingness and capacity to originate and hold in portfolio fixed rate residential mortgage loans has enabled it to expand customer relationships in the current relatively low long-term interest rate environment where borrowers have generally preferred fixed rate mortgage loans.  However, as noted above, to the extent The Bank of Greene County retains fixed rate residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would remain fixed while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

At June 30, 2010, $182.5 million, or 61.01%, of The Bank of Greene County's loan portfolio consisted of residential mortgage loans.  $2.0 million of such loans (consisting of 17 loans) were included in nonperforming loans as of that date.    Allowance for loan losses allocated to residential mortgage loans totaled $1.4 million at June 30, 2010.

The Bank of Greene County originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences.  The Bank of Greene County issues a commitment and has one closing which encompasses both the construction phase and permanent financing.  The construction phase is a maximum term of twelve months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 85.0% (or up to 95.0% with private mortgage insurance), of the completed project.  The Bank of Greene County also offers loans collateralized by undeveloped land.  The acreage associated with such loans is limited.  These land loans generally are intended for future sites of primary or secondary residences.  The terms of vacant land loans generally have a ten-year amortization and a five-year balloon payment.

At June 30, 2010, $9.4 million or 3.12% of the Bank of Greene County’s loan portfolio consisted of construction and land lending.  Construction lending generally involves a greater degree of risk than other residential mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property.  The Bank of Greene County completes inspections during the construction phase prior to any disbursements.  The Bank of Greene County limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower's ability to repay the loan.  Land loans included in nonperforming loans totaled $13,000 (consisting of one loan) at June 30, 2010.  There were no construction loans in nonperforming loans at June 30, 2010.  Allowance for loan losses allocated to construction and land loans totaled $97,000 at June 30, 2010.

Commercial Real Estate and Multifamily Loans. At June 30, 2010, $54.6 million, or 18.25%, of the total loan portfolio consisted of commercial real estate loans.  Growth in the commercial real estate portfolio is the result of an increase in opportunities to lend to local businesses due to less availability of funds within other larger financial institutions within our market area.  The Bank has increased its focus within this lending area and has developed a strong team of lenders and business development staff.  Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate loans. The Bank of Greene County originates fixed- and adjustable-rate commercial mortgage loans with maximum terms of up to 25 years.  The maximum loan-to-value ratio at closing of commercial real estate loans is generally 75.0%.  At June 30, 2010, the largest commercial mortgage loan had a principal balance of $2.9 million and was performing in accordance with its terms.  Commercial real estate loans included in nonperforming loans totaled $1.1 million (consisting of 7 loans) at June 30, 2010.  Allowance for loan losses allocated to commercial real estate loans totaled $1.5 million at June 30, 2010.

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

The Bank of Greene County originates a limited number of multi-family loans, which totaled $6.0 million, or 2.01%, of The Bank of Greene County’s total loans at June 30, 2010. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area.  There were three nonperforming multi-family loans totaling $594,000 at June 30, 2010.  The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate loans.  Allowance for loan losses allocated to multi-family loans totaled $223,000 at June 30, 2010.

Consumer Loans. The Bank of Greene County’s consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans).  Consumer loans (other than home equity loans) are originated at fixed rates with terms to maturity of one to five years.  At June 30, 2010, consumer loans (other than home equity loans) totaled $3.9 million, or 1.30%, of the total loan portfolio.  Consumer loans (other than home equity loans) totaling $18,000 were included in nonperforming loans as of that date.  Allowance for loan losses allocated to consumer loans totaled $81,000 at June 30, 2010.

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

The Bank of Greene County offers fixed- and adjustable-rate home equity loans that are collateralized by the borrower’s residence.  Home equity loans are generally underwritten with terms not to exceed 20 years and under the same criteria that The Bank of Greene County uses to underwrite residential fixed rate loans.  Home equity loans may be underwritten with terms not to exceed 20 years and with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan.  The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans.  At June 30, 2010, the outstanding balance of home equity loans totaled $26.6 million, or 8.89%, of The Bank of Greene County’s total loan portfolio.  There were three home equity loans included in nonperforming loans totaling $197,000 at June 30, 2010.  Allowance for loan losses allocated to home equity loans totaled $205,000 at June 30, 2010.

Commercial Loans.  The Bank of Greene County also originates commercial loans up to 10 years at fixed and adjustable rates.  The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications.  The decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment.  A mortgage may also be taken for additional collateral purposes, but is considered secondary to the other collateral for commercial business loans.  The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial borrowers.  The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan.  At June 30, 2010, The Bank of Greene County had $15.8 million of commercial loans representing 5.29% of the total loan portfolio.  The largest commercial loan had a balance of $800,500.  At June 30, 2010, The Bank of Greene County’s commercial loan portfolio included loans collateralized by inventory, fire trucks, other equipment, or real estate.  There was one commercial loan included in nonperforming loans totaling $3,000 at June 30, 2010.  Allowance for loan losses allocated to commercial loans totaled $435,000 at June 30, 2010.

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

Loan Maturity Schedule.  The following table sets forth certain information as of June 30, 2010 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

The following table illustrates the future maturities of such loans at June 30, 2010.

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	1 Year	3 Years	5 Years	10 Years	10 Years	Total
(Dollars in thousands)
Real estate loans:
Residential	$4,086	$1,245	$5,627	$23,466	$148,101	$182,525
Commercial	13,047	4,678	18,402	8,755	9,704	54,586
Construction and land	7,519	1,032	202	564	40	9,357
Multi-family	352	252	2,339	1,670	1,422	6,035
Total real estate loans	25,004	7,207	26,570	34,455	159,267	252,503

Consumer loans	15,072	2,057	4,031	4,262	5,465	30,887

Commercial loans	10,253	871	1,495	2,560	631	15,810

Total loan portfolio	$50,329	$10,135	$32,096	$41,277	$165,363	$299,200

The total amount of the above loans that mature or are due after June 30, 2011 that have fixed interest rates is $214.2 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $34.7 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail on pages 10-12 of Greene County Bancorp, Inc.’s 2010 Annual Report to Shareholders, which discussion is incorporated herein by reference.

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

At June 30, 2010, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a commercial mortgage with an outstanding balance of $2.9 million. This loan was performing in accordance with its terms at June 30, 2010.

Delinquencies and Classified Assets

Collection Procedures.  A computer generated late notice is sent and a 2% late charge is assessed when a payment is 15 days late for all loans except consumer loans.  A second notice will be incorporated in the next month's billing notice, approximately 21 days after the due date of the first late payment.  Accounts thirty days or more past due will be reviewed by the collection manager and receive individual attention as required, including collection letters and telephone calls.  The collection manager, in order to avoid further deterioration, will closely monitor accounts that have a history of consistent late or delinquent payments.  Accounts two or more payments past due are reported to the Board of Directors for consideration of foreclosure action.  With respect to consumer loans, a late notice is sent and a late charge is assessed 10 days (or, in the case of home equity loans, 15 days) after payment is due.  A second notice is sent 15 days (in the case of home equity loans, 25 days) thereafter.  The collection manager reviews loans 30 days or more past due individually, following up with collection letters and telephone calls.  Accounts three or more payments past due are reported to the Board of Directors and are subject to legal action and repossession of collateral.

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

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as non-performing. The Bank of Greene County had no nonaccrual loans in the less than 90 days delinquent categories at June 30, 2010.   Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status.    A loan is not removed from nonaccrual status until the loan is current and evidence supports the borrower’s ability to maintain a current status.  Foreclosed real estate is included in non-performing assets.  At June 30, 2010, The Bank of Greene County had non-performing loans of $3.9 million and a ratio of non-performing loans to total loans of 1.33%.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.  At June 30, 2010, The Bank of Greene County had no FRE and its ratio of non-performing assets to total assets was 0.79%.

Nonaccrual Loans and Nonperforming Assets.  The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated.  The Bank of Greene County had no accruing loans delinquent more than 90 days for the dates indicated.

(dollars in thousands)	At June 30,
	2010	2009	2008	2007	2006

Nonaccruing loans:
Real estate loans
Residential	$2,001	$1,573	$1,123	$408	$3
Commercial	1,095	749	91	111	---
Construction and land	13	13	38	43	---
Multifamily	594	--	26	---	---
Installment loans	18	19	26	10	4
Home equity loans	197	227	493	110	---
Commercial loans	3	132	142	---	---
Total nonaccruing loans	3,921	2,713	1,939	682	7

Foreclosed real estate:
Residential	---	100	---	---	---
Multifamily	---	115	---	---	---
Total foreclosed real estate	---	215	---	---	---

Total non-performing assets	$3,921	$2,928	$1,939	$682	$7

Total as a percentage of total assets	0.79%	0.64%	0.51%	0.21%	0.00%

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the scheduled payments of interest and principal according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of June 30:
(In thousands)	2010		2009	2008
Balance of impaired loans, with a valuation allowance	$	---	$98	$128
Allowance relating to impaired loans included in allowance for credit losses		---	10	50
Balance of impaired loans, without a valuation allowance		212	---	---
Average balance of impaired loans for the fiscal year ended		276	113	62
Interest income recorded on impaired loans during the fiscal year ended		7	9	2

The table below details additional information related to nonaccrual loans as of June 30:
(In thousands)	2010	2009	2008
Nonaccrual Loans	$3,921	$2,713	$1,939
Interest income that would have been recorded if loans had been performing in accordance with original terms	354	231	160
Interest income that was recorded on nonaccrual loans during the fiscal year ended	146	120	93

There were no loans ninety days or more past due and still accruing at June 30, 2010 or 2009.

At June 30, 2010, impaired loans consisted of one mortgage loan which was modified in a troubled debt restructuring.  As a result of this restructuring, the loan was written down to its fair value based on expected cash flows.  As such, there is no allocation of the allowance for loan losses for this impaired loan as of June 30, 2010. At June 30, 2010, the borrower is making payments in accordance to the loan’s modified terms. This loan is included in total non-performing assets.

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

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it generally establishes a valuation allowance or "loss reserve" in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When The Bank of Greene County classifies problem assets as "Loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of assets so classified, or to charge-off such amount.  The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.  At June 30, 2010, The Bank of Greene County had loans that amounted to $3.9 million classified as substandard, loans that amounted to $3.3 million classified as special mention and no other classified assets.   Nonaccrual loans totaling $3.9 million are included in classified assets.  The remaining $3.3 million of classified loans are performing; however, they have been classified because of deterioration in the financial status of the borrower or in the value of the underlying collateral.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and its valuation of FRE.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The allowance for loan losses is increased by a provision for loan losses and recoveries of previously charged off loans and is reduced by loans charged-off.  At June 30, 2010, the total allowance was $4.0 million, which amounted to 1.34% of total loans receivable and 102.63% of nonperforming loans.  Management will continue to monitor and modify the level of the allowance for loan losses.

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.
	June 30, 2010		June 30, 2009		June 30, 2008
		Percent		Percent		Percent
		of loans		of loans		of loans
		in each		in each		in each
	Amount of	category	Amount of	category	Amount of	category
	loan loss	to total	loan loss	to total	Loan loss	to total
	allowance	loans	allowance	loans	allowance	loans
(Dollars in thousands)
Real estate mortgages:
Residential	$1,427	61.0%	$1,429	63.5%	$785	65.9%
Commercial	1,517	18.3	1,226	17.3	492	12.6
Construction and land	97	3.1	75	2.9	64	5.1
Multi-family	223	2.0	15	0.4	3	0.4
Installment loans	81	1.2	72	1.3	87	1.7
Home equity loans	205	8.9	221	9.7	154	10.0
Passbook loans	---	0.1	---	0.1	---	0.2
Commercial loans	435	5.3	311	4.7	208	4.0
Overdraft Privilege	39	0.1	61	0.1	15	0.1
Specific	---	---	10	---	80	---
Totals	$4,024	100.00%	$3,420	100.00%	$1,888	100.00%

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

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2010, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in securities rated “A” or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of investments in smaller non-rated local bonds.  The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

At June 30, 2010, Greene County Bancorp, Inc. had $167.3 million in investment securities, or 33.8% of total assets.  Greene County Bancorp, Inc. has classified its investments in debt and equity securities as either available-for-sale or held-to-maturity.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income (loss) component of shareholders’ equity, net of applicable income taxes.  Held-to-maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and are reported at amortized cost.  The Company does not have trading securities in its portfolio.  During the fiscal year 2009, $23.8 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $338,000 at the time of transfer.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.     As of June 30, 2010, held-to-maturity securities totaled $77.5 million, and available-for-sale securities totaled $89.8 million.

Book Value of Investment Securities.  The following table sets forth certain information regarding the investment securities as of the dates indicated.

	At June 30,
	2010		2009		2008
	Book	Percent	Book	Percent	Book	Percent
	Value	of total	Value	of total	Value	of total
(Dollars in Thousands)
Securities, available-for-sale:
U.S. government sponsored enterprises	$22,176	13.3%	$20,127	12.4%	$16,146	14.4%
State and political subdivisions	8,749	5.2	9,586	5.9	10,850	9.7
Mortgage-backed securities-residential	25,883	15.5	33,420	20.7	40,018	35.7
Mortgage-backed securities-multi-family	25,932	15.5	26,709	16.5	20,764	18.5
Asset-backed securities	32	0.0	44	0.1	49	0.1
Corporate debt securities	6,931	4.1	8,292	5.1	8,486	7.5
Total debt securities	89,703	53.6	98,178	60.7	96,313	85.9
Equity securities and other	102	0.1	93	0.1	379	0.3
Total securities, available-for-sale	89,805	53.7	98,271	60.8	96,692	86.2
Securities, held-to-maturity:
U.S. government sponsored enterprises	7,004	4.2	7,049	4.4	---	---
State and political subdivisions	29,821	17.8	23,303	14.4	15,457	13.8
Mortgage-backed securities-residential	36,277	21.7	30,034	18.6	---	---
Mortgage-backed securities-multi-family	4,058	2.4	2,285	1.4	---	---
Other securities	360	0.2	665	0.4	---	---
Total securities, held-to-maturity	77,520	46.3	63,336	39.2	15,457	13.8
Total securities	$167,325	100.0%	$161,607	100.0%	$112,149	100.0%

The estimated fair values of debt securities at June 30, 2010 by contractual maturity are set forth in Note 3 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

Additional discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the level of mortgage-backed securities is set forth in Management’s Discussion and Analysis on page 14 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

In September 2008, as a result of the bankruptcy filing of Lehman Brothers Holdings, Inc. (“Lehman”), the Company recorded an other-than-temporary impairment charge to earnings relating to a $221,000 Lehman debt security held by the Company.  This charge totaled $135,000, net of taxes.   Additional discussion related to the evaluation of the portfolio for other-than-temporary impairment is set forth in Note 1, Summary of significant accounting policies, and Note 3, Securities, of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

Mortgage-Backed and Asset-Backed Securities.  The Bank of Greene County purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored enterprises; and (iii) increase liquidity.  At June 30, 2010, mortgage-backed securities (including CMOs) totaled $92.2 million or 18.6% of total assets, of which $51.8 million were classified as available for sale and $40.4 million were classified as held to maturity.  CMOs or collateralized mortgage obligations as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages.  CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested capital at different rates.  The CMO bond may pay the investor at a different rate than the underlying mortgage pool.  Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing.  As a result there is no final lump-sum payment at maturity.  The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.  At June 30, 2010, $1.8 million of the mortgage-backed securities were adjustable rate and $90.4 million were fixed rate.  The mortgage-backed securities portfolio had coupon rates ranging from 2.39% to 6.96%, a weighted average yield of 4.17% and a weighted average life (including pre-payment assumptions) of 3.1 years at June 30, 2010. The estimated fair value of The Bank of Greene County's mortgage-backed securities at June 30, 2010 was $93.5 million, which was $3.7 million greater than amortized cost.

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

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of The Bank of Greene County's mortgage-backed securities portfolio.  The Bank of Greene County's $93.5 million mortgage-backed securities portfolio at June 30, 2010 consisted of $31.4 million with contractual maturities within five years, $30.2 million with contractual maturities of five to ten years and the remaining $31.9 million with contractual maturities more than 10 years.  However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce or increase the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, The Bank of Greene County may be subject to reinvestment risk because, to the extent that The Bank of Greene County's securities prepay faster than anticipated, The Bank of Greene County may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return.  Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving The Bank of Greene County of the ability to reinvest cash flows at the increased rates of interest.

At June 30, 2010, The Bank of Greene County’s portfolio of asset-backed securities contained one investment which amounted to $32,000, or less than 0.1% of total assets, which was classified as available for sale.  Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of The Bank of Greene County, its asset-backed security was collateralized by home equity loans.

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

Mortgage Servicing Rights.  The Bank of Greene County had no mortgage servicing rights at June 30, 2010 or 2009 and does not expect to purchase any mortgage servicing rights in future periods nor sell mortgages with servicing retained.

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

At June 30, 2010, consolidated deposits totaled $421.7 million.  At June 30, 2010, the Company had a total of $96.9 million in certificates of deposit, of which $53.7 million had maturities of one year or less.  Although a significant portion of our deposits were in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and our current pricing strategy, believes a large portion of such accounts will be retained upon maturity.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which The Bank of Greene County's branch offices are located.  The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County's ability to attract and retain deposits.  The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, and print media. It generally does not solicit deposits from outside its market area.  While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates.  The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits.  Historically, The Bank of Greene County has not used brokers to obtain deposits.  Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $84.6 million in deposits at June 30, 2010.

The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.

		At June 30,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Transaction and savings deposits:
Non-interest bearing deposits	$44,239	10.5%	$39,772	10.0%	$41,798	13.0%
Savings deposits	95,249	22.6	82,620	20.7	72,706	22.6
NOW deposits	121,436	28.8	114,758	28.8	79,487	24.7
Money market deposits	63,899	15.1	62,371	15.6	37,970	11.8
Total non-certificates of deposit	324,823	77.0	299,521	75.1	231,961	72.1

Certificates of deposit:
0.00 – 1.99%	57,326	13.6	32,874	8.2	11,842	3.7
2.00 – 2.99%	12,063	2.9	32,580	8.2	34,910	10.9
3.00 – 3.99%	26,008	6.1	30,979	7.8	26,561	8.3
4.00 – 4.99%	1,512	0.4	2,775	0.7	16,157	5.0
Total certificates of deposit	96,909	23.0	99,208	24.9	89,470	27.9
Total deposits	$421,732	100.0%	$398,729	100.0%	$321,431	100.0%

The amount of certificates of deposit greater than and less than $100,000 by time remaining to maturity as of  June 30, 2010 is set forth in Note 6 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

The following table sets forth the amount and remaining maturities of certificates of deposit accounts at June 30, 2010.

	0.00-	2.00-	3.00-	4.00-		Percent of
	1.99%	2.99%	3.99%	4.99%	Total	Total
(Dollars in thousands)
Certificates of deposit
Maturity in quarter ended:
September 30, 2010	$19,234	$351	$7	$151	$19,743	20.4%
December 31, 2010	26,326	226	15	197	26,764	27.6
March 31, 2011	4,421	22	2	627	5,072	5.2
June 30, 2011	1,275	15	457	362	2,109	2.2
September 30, 2011	1,154	---	13,517	92	14,763	15.2
December 31, 2011	1,229	---	8,016	83	9,328	9.6
March 31, 2012	249	3,323	3,192	---	6,764	7.0
June 30, 2012	497	1,241	443	---	2,181	2.3
September 30, 2012	281	4,529	259	---	5,069	5.2
December 31, 2012	703	287	100	---	1,090	1.1
March 31, 2013	307	1,028	---	---	1,335	1.4
June 30, 2013	946	960	---	---	1,906	2.0
Thereafter	704	81	---	---	785	0.8
Total	$57,326	$12,063	$26,008	$1,512	$96,909	100.0%

Percent of total	59.2%	12.4%	26.8%	1.6%	100.0%

Borrowed Funds.

At June 30, 2010, The Bank of Greene County had available an Overnight Line of Credit and a One-Month Overnight Repricing Line of Credit, each in the amount of $45.7 million with the Federal Home Loan Bank (“FHLB”).  At June 30, 2010, there was $9.1 million outstanding under these facilities.  Interest rates on these lines are determined at the time of borrowing.    In addition to the overnight line of credit program, The Bank of Greene County also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates.  The Bank of Greene County pledges residential mortgages as collateral for these lines of credit and term borrowings.   At June 30, 2010, approximately $133.8 million of collateral was pledged against existing and potential borrowings at the FHLB.  The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2010, approximately $6.9 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at June 30, 2010.

The table below details additional information related to short term borrowings for the years ended June 30,

(dollars in thousands)	2010	2009
Average outstanding balance	$1,545	$1,249
Interest expense	8	14
Weighted average interest rate during the year	0.50%	1.13%
Weighted average interest rate at end of year	0.36%	---

At June 30, 2010, The Bank of Greene County had term borrowings totaling $17.0 million from the FHLB, of which $12.0 million consisted of several fixed rate, fixed term advances with a weighted average rate of 3.42% and a weighted average maturity of 23 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate at June 30, 2010, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

At June 30, 2010, Greene County Bancorp, Inc. had available a revolving line of credit of $5.0 million with Atlantic Central Bankers Bank (“ACBB”).  The line of credit was secured by all of the outstanding shares of common stock of The Bank of Greene County.  At June 30, 2010, there were no balances outstanding under this line of credit.  Effective July 26, 2010, the Company closed the line of credit with ACBB.

Scheduled maturities of borrowings at June 30, 2010 were as follows:
(In thousands)
Fiscal year end
2011	$5,000
2012	3,000
2013	1,000
2014	6,000
2015	2,000
$17,000

Personnel

As of June 30, 2010, The Bank of Greene County had 107 full-time employees and 14 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also Bank employees.  A collective bargaining group does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.

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

Bad Debt Reserves.  Prior to the 1996 Act, The Bank of Greene County was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at The Bank of Greene County’s taxable income.  As a result of the 1996 Act, The Bank of Greene County must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Greene County Commercial Bank may opt for the reserve method of accounting for bad debts since it is not a thrift institution and the assets of the consolidated group are less than $500 million.  Greene County Commercial Bank had no reserve established as of June 30, 2010 since it held no loans at that date.

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

At June 30, 2010, The Bank of Greene County’s total federal pre-1988 reserve was approximately $1.8 million.  This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2010, Greene County Bancorp, Inc. and its subsidiaries had no net operating loss carry forward for federal income tax purposes.

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

Net Operating Loss Deductions.  For New York State franchise tax purposes, Greene County Bancorp, Inc. and its subsidiaries are not entitled to carry back or forward net operating losses (“NOLs”) incurred in taxable years ending before January 1, 2001.  NOLs incurred in taxable years beginning on or after January 1, 2001, of which there are none as of June 30, 2010, can be carried forward to the succeeding 20 taxable years and can not be carried back.

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

REGULATION

General

The Bank of Greene County is a federally chartered bank and Greene County Commercial Bank is a New York-chartered bank.  The Federal Deposit Insurance Corporation through the DIF (“Deposit Insurance Fund”) insures their deposit accounts up to applicable limits.  The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of Thrift Supervision and the New York State Banking Department (the “Department”), respectively, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer.  On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted.  As a result of the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision with respect to savings banks such as The Bank of Greene County will be transferred to the Office of the Comptroller of the Currency. The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by the Office of Thrift Supervision and the Department, respectively, as well as the Federal Deposit Insurance Corporation concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as mutual savings and loan holding companies, are subject to regulation by the Office of Thrift Supervision and are required to file reports with the Office of Thrift Supervision. As a result of the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision with respect to savings and loan and mutual holding companies will be transferred to the Federal Reserve Board within one year of the date of the legislation, unless extended by up to six months.  At that time, Greene County Bancorp, Inc. and Greene County Bancorp, MHC will be subject to the rules and regulations, as well as supervision, of the Federal Reserve Board.

The Dodd-Frank Act and the extensive new regulations implementing the Act, will significantly affect our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the Comptroller of the Currency or the Federal Reserve Board, could have a material adverse impact on The Bank of Greene County, Greene County Commercial Bank, or Greene County Bancorp, Inc., or Greene County Bancorp, MHC.

Certain of the regulatory requirements applicable to The Bank of Greene County, Greene County Commercial Bank, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are referred to below or elsewhere herein.

New Federal Legislation

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate The Bank of Greene County’s current primary federal regulator, the Office of Thrift Supervision, and require The Bank of Greene County to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including mutual holding companies, like Greene County Bancorp, Inc. and Greene County Bancorp, MHC, in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Greene County Bancorp, Inc. and Greene County Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to The Bank of Greene County, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  Moreover, Greene County Bancorp, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Greene County Bancorp, Inc., and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as The Bank of Greene County, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks like The Bank of Greene County, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends.

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

At June 30, 2010, The Bank of Greene County’s and Greene County Commercial Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2010, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2010, The Bank of Greene County satisfied this test.

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. The Bank of Greene County received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

On July 22,  2009,  The Bank of Greene  County,  the wholly  owned subsidiary  of the  Company,  entered into a supervisory  agreement with the Office of Thrift  Supervision  (the "OTS"),  the  Bank's  primary  federal  regulator,  in  response to certain  deficiencies  and weaknesses related to the Bank's  overdraft  protection  program and related to compliance  with certain flood laws and  regulations.  The  agreement  requires, among  other  things,   (A)  development  and  implementation  of  policies  and procedures for a comprehensive  overdraft  protection program; (B) establishment of a system to detect,  monitor and report overdraft  activity;  and (C) revised overdraft protection program disclosure statements.  The agreement also requires the Bank to reimburse customers for fees that violated certain daily transaction fee and dollar cap limits.  On July 16, 2009, the Bank refunded approximately $89,000 in such fees to affected customers.  The agreement also requires development and implementation of a program for compliance with flood laws and regulations.   The Board of  Directors  and senior  management  of the Company and the Bank have thoroughly  and  expeditiously  addressed and resolved all issues raised in the  supervisory  agreement  on a timely  basis.  The OTS has reviewed the Bank’s compliance with the provisions of the agreement and has terminated the supervisory agreement effective July 15, 2010.  Compliance with the supervisory agreement did not have a material adverse effect on the Company's or the Bank's business or operations.

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

At June 30, 2010, The Bank of Greene County met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institution and credit unions to $250,000 per depositor.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institution is assigned an assessment rate from 7 to 77.5 basis points based upon the risk category to which it is assigned.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.  As part of a plan to restore the reserve ratio to 1.15%, in 2009 the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, in order to cover losses to the Deposit Insurance Fund resulting from bank failures.  The Bank of Greene County and the Greene County Commercial Bank recorded an expense of $215,000 during the quarter ended June 30, 2009, to reflect the special assessment.  In addition, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.

In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with 3 basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, The Bank of Greene County and the Greene County Commercial Bank prepaid approximately $2.1 million in estimated assessment fees.  Because the prepaid assessments represent the prepayment of future expense, they do not affect The Bank of Greene County’s or the Greene County Commercial Bank’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2010, the annualized FICO assessment rate equaled 0.20 basis points for each $100 in domestic deposits maintained at an institution.  The bonds issued by the FICO are due to mature in 2017 through 2019.

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

Federal Home Loan Bank System. The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2010, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2010, The Bank of Greene County was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by The Bank of Greene County are subject to state usury laws and federal laws concerning interest rates.  The Bank of Greene County’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of The Bank of Greene County also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires financial institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Greene County Bancorp, MHC and Greene County Bancorp, Inc. are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Greene County Bancorp, MHC and Greene County Bancorp, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Greene County Bancorp, Inc. and Greene County Bancorp, MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are generally not subject to state business organization laws.  Under the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, including rulemaking and supervision authority, will be transferred to the Federal Reserve Board no later than one year from the July 21, 2010 effective date of the legislation, subject to extension of up to six months if requested by the Secretary of the Treasury.

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

If, after the OTS is eliminated and the Federal Reserve becomes the exclusive regulator of mutual holding companies, the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Greene County Bancorp, MHC would not be permitted to waive the receipt of dividends declared by Greene County Bancorp, Inc. This would have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock.  While management believes that there are several reasons why the Federal Reserve’s policy should change to conform to current OTS regulations, we cannot assure you that this would occur.

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

At June 30, 2010, our commercial bank met the criteria for being considered “well-capitalized.”

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  Under Section 302(a) of the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of Greene County Bancorp, Inc. are required to certify that its quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact.  Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.  Greene County Bancorp, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

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

None.
ITEM 2.                      Properties

The Bank of Greene County currently conducts its business through eleven full-service banking offices.  Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The following table sets forth The Bank of Greene County's offices as of June 30, 2010.

		Original		Net Book Value
(Dollars in thousands)	Leased	Year	Date of	Of Property or
	Or	Leased or	Lease	Leasehold
Location	Owned	Acquired	Expiration	Improvements

Administration Office (1)
302 Main Street, Catskill, NY 12414	Owned	1999	---	$721

Operations Center
288 Main Street, Catskill, NY 12414	Owned	2006	---	$1,509

Full Service Branches
Main Branch (1)
Main & Church Streets, Catskill, NY 12414	Owned	1963	---	$264

Coxsackie Branch
2 Technology Drive, W. Coxsackie, NY 12192	Owned	2005	---	$1,895

Cairo Branch
230 Matthew Simons Road, Cairo, NY 12413	Owned	2005	---	$1,960

Chatham Branch
Route 66, Chatham, NY 12037	Owned	2006	---	$1,819

Greenville Branch
Route 32, Greeneville, NY 12083	Owned	1997	---	$819

Greenport Branch
160 Fairview Avenue, Hudson, NY 12534	Leased	2006	December 31, 2011	$476

Hudson Branch
21 North 7th Street, Hudson, NY 12534	Leased	2004	October 31, 2012	$---

Ravena Branch
2494 U.S., Route 9W, Ravena, NY 12143	Owned	2009	---	$1,592

Tannersville Branch
Main Street, Tannersville, NY 12485	Owned	2000	---	$1,059

Westerlo Branch
Routes 141 & 143, Westerlo, NY 12193	Leased	2001	November 30, 2015	$38

Catskill Commons Branch
100 Catskill Commons, Catskill, NY 12414	Owned	2006	---	$1,975

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

ITEM 4.                      {Removed and Reserved}

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Common Stock and Related Matters” section on page 23 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

There were no sales of unregistered securities during fiscal 2010, 2009 or 2008.   On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of June 30, 2008, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2009 or 2010.

As of June 30, 2010, the Company has adopted four equity-based compensation plans: the 2000 Stock Option Plan, the 2000 Recognition and Retention Plan, the 2008 Stock Option Plan and the ESOP.  The 2000 Stock Option Plan and the 2000 Recognition and Retention Plan and the 2008 Stock Option Plan have been approved by stockholders of the Company and, except for the ESOP, the Company has not implemented any equity-based compensation program that has not been approved by Company stockholders.

Set forth below is certain information as of June 30, 2010 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2000 Stock Option Plan	7,250	$9.20	---
2000 Recognition and Retention Plan	—	—	---
2008 Stock Option Plan	109,670	12.50	15,500
Total	116,920	$12.30	15,500

ITEM 6.                      Selected Financial Data

The “Selected Financial Data” section on pages 8 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, including herewith as Exhibit 13, is incorporated herein by reference.

ITEM 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The “Management's Discussion and Analysis of Financial Condition and Results of Operations” section on pages 9-23 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, including herewith as Exhibit 13, is incorporated herein by reference.

ITEM 7A.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 8.                      Financial Statements and Supplementary Data.

The audited consolidated financial statements for the year ended June 30, 2010 is filed as part of Greene County Bancorp, Inc.’s Annual Report to Shareholders on pages 25-48, and is incorporated herein by reference.

ITEM 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting appears on pages 24 of the Company’s Annual Report to Shareholders, which is incorporated herein by reference.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the
Company’s registered public accounting firm pursuant to exemption rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                     Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I - Election of Directors” section on pages 2-20 of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) is incorporated herein by reference.

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

ITEM 11.                     Executive Compensation

The “Proposal I - Election of Directors” section on pages 2-20 of Greene County Bancorp, Inc.’s 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section on page 2-20 of Greene County Bancorp, Inc.’s 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.                      Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section on page 20 of Greene County Bancorp, Inc.’s 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.                      Principal Accountant Fees and Services

         The “Proposal 2-Ratification of Appointment of Auditors” section on page 21 Greene County Bancorp, Inc.’s 2010 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                      Exhibits

3.1	Certification of Incorporation of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s Registration statement on SB-2, file No. 333-63681 (the “SB-2”)).

3.2	Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

4.0	Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

10.2	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

13.0	Annual Report to Shareholders

21.0	Subsidiaries of Greene County Bancorp, Inc.

23.1	Consent of ParenteBeard LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 27, 2010                                    By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Michelle Plummer
        Michelle Plummer
        Executive Vice President,
        Chief Operating Officer and Chief Financial Officer

Date:  September 27, 2010

By:  /s/ David H. Jenkins                             By:  /s/ Paul Slutzky
David H. Jenkins, DVM                                                                    Paul Slutzky
Director                                                                                               Director

Date:  September 27, 2010                                                                    Date:  September 27, 2010

By:  /s/ Dennis R. O’Grady                                                                 By: /s/ Martin C. Smith
Dennis R. O’Grady                                                                              Martin C. Smith
Director                                                                                                 Chairman of the Board

Date:  September 27, 2010                                                                    Date:  September 27, 2010

By:   /s/ Arthur Place
Arthur Place
        Director

Date:  September 27, 2010

By:   /s/ Charles Schaefer                                                                      By: /s/ J. Bruce Whittaker
        Charles Schaefer                                                                                     J. Bruce Whittaker
        Director                                                                                                    Director

Date:  September 27, 2010                                                                    Date:  September 27, 2010

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

The Bank of Greene County                                                                      100.0% owned by Greene County Bancorp, Inc.

Greene County Commercial Bank                                                             100.0% owned by The Bank of Greene County

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 333-51538 and No. 333-163818) of Greene County Bancorp, Inc. (the “Company”) of our report dated September 17, 2010, relating to the Company’s consolidated financial statements as of and for the years ended June 30, 2010 and 2009, which report appears in the Annual Report to Shareholders included as Exhibit 13 in this Form 10-K.

/s/ ParenteBeard LLC
ParenteBeard LLC
Syracuse, New York
September 27, 2010

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

3.
Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date: September 27, 2010                                                                           /s/ Donald E. Gibson
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

3.
Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date: September 27, 2010                                                                           /s/ Michelle M. Plummer
       Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2010 and that to the best of his knowledge:

1.	the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
the information contained in the report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company as of the dates and for the periods covered by the report.

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

Date: September 27, 2010                                                                           /s/ Donald E. Gibson
       Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2010 and that to the best of her knowledge:

1.	the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
the information contained in the report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company as of the dates and for the periods covered by the report.

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

Date: September 27, 2010                                                                           /s/ Michelle M. Plummer
       Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer