Form 10-Q
period 2010-09-30
GREENE COUNTY BANCORP INC
filed 2010-11-12
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:       X            No:  _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes:               No: ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes:              No:     X

As of November 12, 2010, the registrant had 4,130,495 shares of common stock outstanding at $ .10 par value.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	5
	* Consolidated Statements of Changes in Shareholders’ Equity	6
	* Consolidated Statements of Cash Flows	7
	* Notes to Consolidated Financial Statements	8-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4T.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	[Removed and Reserved]	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

	Signatures	34

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
		35 36 37 38

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2010 and June 30, 2010
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2010	June 30, 2010
Cash and due from banks	$36,730	$9,253
Federal funds sold	2,299	390
Total cash and cash equivalents	39,029	9,643

Long term certificate of deposit	1,000	1,000
Securities available for sale, at fair value	87,881	89,805
Securities held to maturity, at amortized cost	80,475	77,520
Federal Home Loan Bank stock, at cost	1,457	1,866

Loans	303,289	299,200
Allowance for loan losses	(4,338)	(4,024)
Unearned origination fees and costs, net	443	406
Net loans receivable	299,394	295,582

Premises and equipment	14,849	14,804
Accrued interest receivable	2,846	2,731
Foreclosed real estate	200	---
Prepaid expenses and other assets	2,350	2,372
Total assets	$529,481	$495,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$49,060	$44,239
Interest bearing deposits	414,384	377,493
Total deposits	463,444	421,732

Borrowings from FHLB, short-term	---	9,100
Borrowings from FHLB, long-term	17,000	17,000
Accrued expenses and other liabilities	3,104	2,988
Total liabilities	483,548	450,820

Shareholders’ equity:
Preferred stock,
Authorized - 1,000,000 shares; Issued - None	---	---
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares
Issued - 4,305,670 shares
Outstanding - 4,123,245 shares at September 30, 2010
4,118,912 shares at June 30, 2010;	431	431
Additional paid-in capital	10,742	10,666
Retained earnings	34,698	33,692
Accumulated other comprehensive income	1,438	1,123
Treasury stock, at cost 182,425 shares at September 30, 2010
186,758 shares at June 30, 2010	(1,376)	(1,409)
Total shareholders’ equity	45,933	44,503
Total liabilities and shareholders’ equity	$529,481	$495,323
See notes to consolidated financial statements.

         Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands, except share and per share amounts)
	2010	2009
Interest income:
Loans	$4,537	$4,167
Investment securities - taxable	271	316
Mortgage-backed securities	882	920
Investment securities - tax exempt	284	249
Interest bearing deposits and federal funds sold	2	4
Total interest income	5,976	5,656

Interest expense:
Interest on deposits	1,030	1,250
Interest on borrowings	149	167
Total interest expense	1,179	1,417

Net interest income	4,797	4,239
Provision for loan losses	353	248
Net interest income after provision for loan losses	4,444	3,991

Non-interest income:
Service charges on deposit accounts	567	748
Debit card fees	297	248
Investment services	78	59
E-commerce fees	30	30
Other operating income	128	116
Total non-interest income	1,100	1,201

Non-interest expense:
Salaries and employee benefits	1,917	1,806
Occupancy expense	303	302
Equipment and furniture expense	144	153
Service and data processing fees	343	343
Computer software, supplies and support	71	82
Advertising and promotion	101	78
FDIC insurance premiums	143	135
Legal and professional fees	90	75
Other	416	408
Total non-interest expense	3,528	3,382

Income before provision for income taxes	2,016	1,810
Provision for income taxes	692	626
Net income	$1,324	$1,184

Basic EPS	$0.32	$0.29
Basic average shares outstanding	4,121,299	4,105,312
Diluted EPS	$0.32	$0.29
Diluted average shares outstanding	4,152,082	4,132,766
Dividends per share	$0.175	$0.170
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Net income	$1,324	$1,184

Other comprehensive income:
Securities:
Unrealized holding gains on available for sale securities, arising during the three months ended September 30, 2010 and 2009,
net of income taxes of $188 and $266, respectively.	299	421

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $8 and $9, respectively	12	15

Other comprehensive income	311	436
Pension, actuarial gain, net of income tax	4	---

Comprehensive income	$1,639	$1,620
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid – In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance at
June 30, 2009	$431	$10,508	$30,045	$792	($1,512)	$40,264

Stock options compensation		56				56

Dividends declared			(306)			(306)

Net income			1,184			1,184

Total other comprehensive income, net of taxes				436		436
Balance at
September 30, 2009	$431	$10,564	$30,923	$1,228	($1,512)	$41,634
Balance at
June 30, 2010	$431	$10,666	$33,692	$1,123	($1,409)	$44,503

Stock options exercised		21			33	54

Tax effect of stock options exercised		(1)				(1)

Stock options compensation		56				56

Dividends declared			(318)			(318)

Net income			1,324			1,324

Total other comprehensive income, net of taxes				315		315
Balance at
September 30, 2010	$431	$10,742	$34,698	$1,438	($1,376)	$45,933

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)

(In thousands)	2010	2009
Cash flows from operating activities:
Net Income	$1,324		$1,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	195		233
Net amortization of premiums and discounts	253		200
Net amortization of deferred loan costs and fees	42		49
Provision for loan losses	353		248
Stock option compensation	56		56
Net loss on sale of foreclosed real estate	---		8
Net increase in accrued income taxes	26		80
Net increase in accrued interest receivable	(115)		(121)
Net increase in prepaid and other assets	(7)		(177)
Net decrease in other liabilities	(74)		(850)
Net cash provided by operating activities	2,053		910

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	4,042		3,000
Purchases of securities	(3,999)		---
Principal payments on securities	2,266		2,412
Securities held-to-maturity:
Proceeds from maturities	4,391		844
Purchases of securities	(8,513)		(4,277)
Principal payments on securities	1,036		910
Net sale of Federal Home Loan Bank Stock	409		---
Net increase in loans receivable	(4,407)		(8,559)
Proceeds from sale of foreclosed real estate	---		207
Purchases of premises and equipment	(240)		(84)
Net cash used in investing activities	(5,015)		(5,547)

Cash flows from financing activities:
Net decrease in short-term FHLB advances	(9,100)		---
Payment of cash dividends	(318)		(306)
Proceeds from stock options exercised	54		---
Net increase in deposits	41,712		10,642
Net cash provided by financing activities	32,348		10,336

Net increase in cash and cash equivalents	29,386		5,699
Cash and cash equivalents at beginning of period	9,643		9,443
Cash and cash equivalents at end of period	$39,029		$15,142

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$200	$	---
Cash paid during the period:
Interest	$1,183		$1,414
Income taxes	666		546

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2010 and 2009

(1)  Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2010 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three months ended September 30, 2010 and 2009 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2010, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2011.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)      Securities

Securities at September 30, 2010 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$22,354	$431	$ ---	$22,785
State and political subdivisions	7,889	348	---	8,237
Mortgage-backed securities-residential	22,700	1,039	---	23,739
Mortgage-backed securities-multi-family	24,449	1,253	---	25,702
Asset-backed securities	32	---	1	31
Corporate debt securities	6,900	384	---	7,284
Total debt securities	84,324	3,455	1	87,778
Equity securities and other	67	36	---	103
Total securities available-for-sale	84,391	3,491	1	87,881
Securities held-to-maturity:
U.S. government sponsored enterprises	7,002	88	---	7,090
State and political subdivisions	33,917	139	5	34,051
Mortgage-backed securities-residential	35,255	1,715	---	36,970
Mortgage-backed securities-multi-family	3,928	17	2	3,943
Other securities	373	---	---	373
Total securities held-to-maturity	80,475	1,959	7	82,427
Total securities	$164,866	$5,450	$8	$170,308

Securities at June 30, 2010 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$21,942	$234	$ ---	$22,176
State and political subdivisions	8,392	357	---	8,749
Mortgage-backed securities-residential	24,838	1,045	---	25,883
Mortgage-backed securities-multi-family	24,623	1,309	---	25,932
Asset-backed securities	33	---	1	32
Corporate debt securities	6,907	97	73	6,931
Total debt securities	86,735	3,042	74	89,703
Equity securities and other	67	35	---	102
Total securities available-for-sale	86,802	3,077	74	89,805
Securities held-to-maturity:
U.S. government sponsored enterprises	7,004	64	---	7,068
State and political subdivisions	29,821	25	---	29,846
Mortgage-backed securities-residential	36,277	1,362	---	37,639
Mortgage-backed securities-multi-family	4,058	11	---	4,069
Other securities	360	---	---	360
Total securities held-to-maturity	77,520	1,462	---	78,982
Total securities	$164,322	$4,539	$74	$168,787

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in thousands)
Securities available-for-sale:
Asset-backed securities	$ ---	$ ---	$31	1	31	1
Total available-for-sale securities	---	---	31	1	31	1
Securities held-to-maturity:
State and political subdivisions	957	5	---	---	957	5
Mortgage-backed securities-multi-family	1,007	2	---	---	1,007	2
Total held-to-maturity securities	1,964	7	---	---	1,964	7
Total securities	$1,964	$7	$31	$1	$1,995	$8

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010.

	Less Than 12 Months				More Than 12 Months		Total
	Fair		Unrealized		Fair	Unrealized	Fair	Unrealized
	Value		Losses		Value	Losses	Value	Losses
(in thousands)
Securities available-for-sale:
Asset-backed securities	$	---	$	---	$32	$1	$32	$1
Corporate debt securities		---		---	2,492	73	2,492	73
Total securities	$	---	$	---	$2,524	$74	$2,524	$74

At September 30, 2010, there was one security which has been in a continuous unrealized loss position for more than 12 months and 21 securities with a continuous unrealized loss position of less than 12 months.    When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter

During the quarters ended September 30, 2010 and 2009, there were no sales of available-for-sale or held-to-maturity securities.   There was no other-than-temporary impairment loss recognized during the quarters ended September 30, 2010 and 2009.

The estimated fair value of debt securities at September 30, 2010, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After	After
	In	One Year	Five Years
	One Year	Through	Through	After
	Or Less	Five Years	Ten Years	Ten Years	Total
(Dollars in thousands)
Securities available-for-sale:
U.S. Government sponsored enterprises	$1,328	$19,189	$2,268	$ ---	$22,785
State and political subdivisions	1,521	6,355	361	---	8,237
Mortgage-backed securities-residential	1,186	2,199	7,599	12,755	23,739
Mortgage-backed securities-multi-family	1,182	21,585	2,935	---	25,702
Asset-backed securities	---	---	---	31	31
Corporate debt securities	---	2,962	4,322	---	7,284
Total debt securities	5,217	52,290	17,485	12,786	87,778
Equity securities	---	---	---	103	103
Total securities available-for-sale	5,217	52,290	17,485	12,889	87,881
Securities held-to-maturity:
U.S. government sponsored enterprises	---	5,054	2,036	---	7,090
State and political subdivisions	15,326	10,144	4,817	3,764	34,051
Mortgage-backed securities-residential	---	2,641	17,355	16,974	36,970
Mortgage-backed securities-multi-family	---	1,529	2,414	---	3,943
Other securities	20	3	---	350	373
Total securities held-to-maturity	15,346	19,371	26,622	21,088	82,427
Total securities	$20,563	$71,661	$44,107	$33,977	$170,308

As of September 30, 2010, securities with an aggregate fair value of $122.9 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2010 or 2009.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the fiscal quarter ended September 30, 2010.

(5)      Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2010 and June 30, 2010 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$87,881	$51,052	$36,829	$---

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$89,805	$52,105	$37,700	$---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  At September 30, 2010 and June 30, 2010, loans subject to nonrecurring fair value measurement had a gross carrying amount and fair value of $212,000, and consisted of one mortgage loan which was modified in a troubled debt restructuring.  As a result of this restructuring, the loan was written down to its fair value based on expected cash flows.  As such, there is no allocation of the allowance for loan losses for this impaired loan as of September 30, 2010. This loan is included in total non-performing assets.  There were no changes in fair value for the quarters ended September 30, 2010 or 2009.  During the quarter ended September 30, 2010, one multi-family mortgage loan was transferred to foreclosed real estate (FRE) at its fair value of $200,000.  No other financial assets or liabilities (such as FRE) were re-measured during the quarter on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2010 and June 30, 2010, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(in thousands)	September 30, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$39,029	$39,029	$9,643	$9,643
Long term certificate of deposit	1,000	1,000	1,000	1,000
Securities available-for-sale	87,881	87,881	89,805	89,805
Securities held-to-maturity	80,475	82,427	77,520	78,982
Federal Home Loan Bank stock	1,457	1,457	1,866	1,866
Net loans	299,394	305,840	295,582	300,395
Accrued interest receivable	2,846	2,846	2,731	2,731
Deposits	463,444	464,483	421,732	422,693
Federal Home Loan Bank borrowings	17,000	17,739	26,100	26,791
Accrued interest payable	105	105	109	109

(6)      Earnings Per Share (“EPS”)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the quarters ended September 30, 2010 and 2009.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
September 30, 2010	$1,324,000
Basic		4,121,299	$0.32
Effect of dilutive stock options		30,783	(0.00)
Diluted		4,152,082	$0.32

Three months ended
September 30, 2009	$1,184,000
Basic		4,105,312	$0.29
Effect of dilutive stock options		27,454	(0.00)
Diluted		4,132,766	$0.29

(7)      Dividends

On July 20, 2010, the Board of Directors declared a quarterly cash dividend of $0.175 per share of Greene County Bancorp, Inc.’s common stock.  The dividend reflected an annual cash dividend rate of $0.70 cents per share, was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of August 13, 2010, and was paid on September 1, 2010.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends for the current period.

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

(9)  Impact of Recent Accounting Pronouncements

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2015. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In June 2009, the FASB issued an amendment to its guidance on “Transfers and Servicing”.  This guidance prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, the guidance removes the concept of a qualifying special-purpose entity. It also modifies the financial-components approach used in this standard.   The new guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

In June 2009, the FASB issued an amendment to its guidance on “Consolidation of Variable Interest Entities”, to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This amendment also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This new guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

In January 2010, the FASB issued amendments to its guidance on “Fair Value Measurements and Disclosures – Overall Subtopic”  The amendment requires new disclosures as follows:  (1) For transfers in and out of Level 1 and 2 fair value measurements, a reporting entity should disclose separately the amounts of significant transfers and describe the reasons for the transfers, and (2) for the reconciliation for value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  The amendment also clarifies existing disclosure requirements relating to the level of disaggregation of each class of assets or liabilities within a line item in the statement of financial position and the inputs and valuation techniques utilized to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of these amendments did not and are not expected to have a material effect on our consolidated results of operations or financial position.

In April 2010, the FASB issued an amendment to its guidance on “Receivables: Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”, which codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This amendment does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  This amendment is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.   Early application is permitted. Upon initial adoption of this amendment, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.   The adoption of these amendments did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued an amendment to its guidance on “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This update requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The amendments in this update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

(10)      Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension costs related to the defined benefit pension plan for the three months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,
(in thousands)	2010	2009
Interest cost	$51	$52
Expected return on plan assets	(55)	(55)
Amortization of net loss	8	2
Net periodic pension cost	$4	$(1)

The Company does not expect to make any contributions to the defined benefit pension plan during fiscal 2011.

SERP

On June 21, 2010, the Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan will benefit certain key senior executives of the Bank who are selected by the Board to participate.

The SERP Plan is intended to provide a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”). Accordingly, the SERP Plan obligates the Bank to make a contribution to each executive’s account on the first business day of each July and permits each executive to defer up to 50% of his or her base salary and 100% of his or her annual bonus to the SERP Plan, subject to the requirements of Section 409A of the Internal Revenue Code (“Code”). In addition, the Bank may, but is not required to, make additional discretionary contributions to the executives’ accounts from time to time. An executive becomes vested in the Bank’s contributions after 10 calendar years of service following the effective date of the SERP Plan, and is fully vested immediately for all deferral of salary and bonus. However, the Executive will vest in the present value of his or her account in the event of death, disability or a change in control of the Bank or the Company. In the event the executive is terminated involuntarily or resigns for good reason following a change in control, the present value of all remaining Bank contributions is accelerated and paid to the executive’s account, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within two years after a change in control, executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable. In the event executive is entitled to a benefit from the SERP Plan due to retirement or other termination of employment, the benefit will be paid in 10 annual installments.

The net periodic pension costs related to the SERP for the three months ended September 30, 2010 were $13,000 consisting primarily of service costs.  Interest costs associated with this plan were not material for the three months ended September 30, 2010.

(11)      Stock-Based Compensation

At September 30, 2010, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2010.

The Company recognized $56,000 in compensation costs and related income tax benefit of $17,000 related to the 2008 Option Plan for the quarters ended September 30, 2010 and 2009.  At September 30, 2010, there was $185,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 10 months.

A summary of the Company’s stock option activity and related information for its option plans for the three months ended September 30, 2010 and 2009 is as follows:

	2010		2009
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	171,750	$12.36	196,660	$11.33
Exercised	(4,333)	12.50	---	---
Outstanding at period end	167,417	$12.36	196,660	$11.33
Exercisable at period end	112,587	$12.29	86,995	$9.85

The following table presents stock options outstanding and exercisable at September 30, 2010:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$9.20	7,250	0.50	$9.20
$12.50	105,337	8.00	$12.50
$9.20-$12.50	112,587		$12.29

The total intrinsic value of the options exercised during the three months ended September 30, 2010, was approximately $15,000.  No options were exercised during the three months ended September 30, 2009. There were no stock options granted during the three months ended September 30, 2010 or 2009.  The Company had 54,830 non-vested options outstanding at September 30, 2010 and 109,665 non-vested options outstanding at September 30, 2009.

(12)      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of September 30, 2010 and June 30, 2010 are presented in the following table:

(in thousands)
Accumulated other comprehensive income	September 30, 2010	June 30, 2010
Unrealized gains on available-for-sale securities, net of tax	$2,140	$1,841
Unrealized loss on securities transferred to held-to-maturity, net of tax	(103)	(116)
Net losses and past service liability for defined benefit plan, net of tax	(599)	(602)
Accumulated other comprehensive income	$1,438	$1,123

(13)      Subsequent events

On October 20, 2010, the Board of Directors declared a quarterly cash dividend of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 12, 2010, and will be paid on December 1, 2010.  On October 20, 2010, the Board of Directors also declared a special cash dividend of $0.20 per share which will be payable to stockholders of record as of November 12, 2010, and will be paid on December 15, 2010.   It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the shares it owns.

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

Comparison of Financial Condition as of September 30, 2010 and June 30, 2010

ASSETS

Total assets of the Company were $529.5 million at September 30, 2010 as compared to $495.3 million at June 30, 2010, an increase of $34.2 million, or 6.9%.  Securities available for sale and held to maturity amounted to $168.4 million, or 31.8% of assets, at September 30, 2010 as compared to $167.3 million, or 33.8% of assets, at June 30, 2010, an increase of $1.1 million or 0.7%.   Net loans grew by $3.8 million or 1.3% to $299.4 million at September 30, 2010 as compared to $295.6 million at June 30, 2010.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $39.0 million at September 30, 2010 as compared to $9.6 million at June 30, 2010, an increase of $29.4 million.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.  Each year at the end of September the Company can see significant fluctuations in cash due to the collection of local school taxes.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, increased $1.1 million or 0.7% to $168.4 million at September 30, 2010 as compared to $167.3 million at June 30, 2010.  Securities purchases totaled $12.5 million during the quarter ended September 30, 2010 and consisted of $8.5 million of state and political subdivision securities and $4.0 million of U.S. government agency securities. Principal pay-downs and maturities amounted to $11.7 million, of which $3.3 million were mortgage-backed securities, $4.9 million were state and political subdivision securities and $3.5 million were U.S. government agency securities. Additionally, during the quarter ended September 30, 2010, unrealized net gains on available for sale securities increased $507,000.  Greene County Bancorp, Inc. holds 25.1% of the securities portfolio at September 30, 2010 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
	September 30, 2010		June 30, 2010
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$22,785	13.5%	$22,176	13.3%
State and political subdivisions	8,237	4.9	8,749	5.2
Mortgage-backed securities-residential	23,739	14.1	25,883	15.5
Mortgage-backed securities-multifamily	25,702	15.3	25,932	15.5
Asset-backed securities	31	0.0	32	0.0
Corporate debt securities	7,284	4.3	6,931	4.1
Total debt securities	87,778	52.1	89,703	53.6
Equity securities and other	103	0.1	102	0.1
Total securities available-for-sale	87,881	52.2	89,805	53.7
Securities held-to-maturity:
U.S. government sponsored enterprises	7,002	4.2	7,004	4.2
State and political subdivisions	33,917	20.2	29,821	17.8
Mortgage-backed securities-residential	35,255	20.9	36,277	21.7
Mortgage-backed securities-multifamily	3,928	2.3	4,058	2.4
Other securities	373	0.2	360	0.2
Total securities held-to-maturity	80,475	47.8	77,520	46.3
Total securities	$168,356	100.0%	$167,325	100.0%
LOANS

Net loans receivable increased to $299.4 million at September 30, 2010 from $295.6 million at June 30, 2010, an increase of $3.8 million, or 1.3%.  The loan growth experienced during the quarter primarily consisted of $2.0 million in commercial real estate loans, $814,000 in residential mortgage loans, $556,000 in home equity loans, and $827,000 in non-mortgage loans, and was partially offset by a $314,000 increase in the allowance for loan loss.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  It should be noted however that the Company is subject to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the consolidated results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  As of September 30, 2010, declines in home values have been modest in the Company’s market area. However, updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

	September 30, 2010		June 30, 2010
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Real estate mortgages:
Residential	$183,339	60.5%	$182,525	61.0%
Commercial	56,607	18.7	54,586	18.3
Construction and land	9,280	3.0	9,357	3.1
Multifamily	5,983	2.0	6,035	2.0
Total real estate mortgages	255,209	84.2	252,503	84.4
Home equity loans	27,158	8.9	26,602	8.9
Commercial loans	16,638	5.5	15,810	5.3
Installment loans	3,888	1.3	3,892	1.3
Passbook loans	396	0.1	393	0.1
Total gross loans	303,289	100.0%	299,200	100.0%
Unearned origination fees and costs, net	443		406
Allowance for loan losses	(4,338)		(4,024)
Total net loans	$299,394		$295,582

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of FRE.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County considers residential mortgages, home equity loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Commercial mortgage and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by net charge-offs.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Three months ended
	September 30, 2010	September 30, 2009

Balance at the beginning of the period	$4,024	$3,420
Charge-offs:
Commercial loans	2	8
Installment loans	17	9
Overdraft protection accounts	44	48
Total loans charged off	63	65

Recoveries:
Commercial loans	5	--
Installment loans	3	3
Overdraft protection accounts	16	26
Total recoveries	24	29

Net charge-offs	39	36

Provisions charged to operations	353	248
Balance at the end of the period	$4,338	$3,632

Ratio of annualized net charge-offs to average loans outstanding	0.05%	0.05%
Ratio of annualized net charge-offs to nonperforming assets	3.01%	3.50%
Allowance for loan losses to nonperforming loans	86.99%	88.24%
Allowance for loan losses to total loans receivable	1.43%	1.30%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis.  Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less the cost to sell.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered nonperforming.  The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2010 or June 30, 2010.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At
(Dollars in thousands)	September 30, 2010	June 30, 2010
Nonaccrual loans:
Real estate mortgages:
Residential	$2,488	$2,001
Commercial	1,570	1,095
Construction and land	13	13
Multifamily	590	594
Home equity loans	220	197
Commercial loans	82	3
Installment loans	24	18
Total nonaccrual loans	4,987	3,921
Foreclosed real estate:
Multifamily	200	---
Foreclosed real estate	200	---
Total nonperforming assets	$5,186	$3,921

Total nonperforming assets as a percentage of total assets	0.98%	0.79%
Total nonperforming loans to total loans	1.67%	1.33%

The table below details additional information related to nonaccrual loans for the three months ended September 30:
(In thousands)	2010	2009
Interest income that would have been recorded if loans had been performing in accordance with original terms	$271	$199
Interest income that was recorded on nonaccrual loans during the quarter ended	54	22

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of September 30:
(In thousands)	2010		2009
Balance of impaired loans, with a valuation allowance	$	---	$98
Allowance relating to impaired loans included in allowance for loan losses		---	10
Balance of impaired loans, without a valuation allowance		212	---
Average balance of impaired loans for the quarter ended		212	98
Interest income recorded on impaired loans during the quarter ended		1	1

At September 30, 2010, the balance of impaired loans without a valuation allowance consisted of one loan that was modified in a troubled debt restructuring.  As a result of this restructuring, the loan was written down to its fair value based on expected cash flows.  As such, there is no allocation of the allowance for loan losses for this impaired loan as of September 30, 2010.   This loan remains in non-accrual status, but is performing in accordance with the modified terms as of September 30, 2010.

DEPOSITS

Total deposits increased to $463.4 million at September 30, 2010 from $421.7 million at June 30, 2010, an increase of $41.7 million, or 9.9%.  This increase was primarily the result of an increase of $39.9 million in balances at the Company’s Commercial Bank subsidiary due primarily to the annual collection of taxes by several local school districts.  Interest bearing checking accounts (NOW accounts) increased $35.5 million or 29.2% to $156.9 million at September 30, 2010 as compared to $121.4 million at June 30, 2010.     Certificates of deposit balances increased $1.2 million between June 30, 2010 and September 30, 2010.  Noninterest bearing deposits increased $4.9 million to $49.1 million at September 30, 2010.

(Dollars in thousands)
	At Sept. 30, 2010	Percentage of Portfolio	At June 30, 2010	Percentage of Portfolio

Noninterest bearing deposits	$49,060	10.6%	$44,239	10.5%
Certificates of deposit	98,068	21.2	96,909	23.0
Savings deposits	94,868	20.5	95,249	22.6
Money market deposits	64,501	13.8	63,899	15.1
NOW deposits	156,947	33.9	121,436	28.8
Total deposits	$463,444	100.0%	$421,732	100.0%

BORROWINGS

At September 30, 2010, The Bank of Greene County had pledged approximately $136.9 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $114.0 million at September 30, 2010, of which $17.0 million in term borrowings was outstanding at September 30, 2010.   Interest rates on overnight borrowings are determined at the time of borrowing.   There were no overnight borrowings outstanding at September 30, 2010.  Term borrowings consisted of $12.0 million of fixed rate, fixed term advances with a weighted average rate of 3.42% and a weighted average maturity of 20 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate and a maturity of 36 months at September 30, 2010, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2010, approximately $6.9 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at September 30, 2010.

On October 8, 2010, the Bank established an unsecured line of credit with Atlantic Central Bankers Bank for $6 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.

Scheduled maturities of term borrowings at September 30, 2010 were as follows:
(In thousands)
Fiscal year end
2011	$5,000
2012	3,000
2013	1,000
2014	6,000
2015	2,000
$17,000

EQUITY

Shareholders’ equity increased to $45.9 million at September 30, 2010 from $44.5 million at June 30, 2010, as net income of $1.3 million was partially offset by dividends declared and paid of $318,000. Additionally, shareholders’ equity increased $315,000 as a result of an increase in other comprehensive income.  Other changes in equity, totaling a $109,000 increase, were the result of activities associated with the various stock-based compensation plans of the Company, including the 2000 and 2008 Stock Option Plans.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2010 and 2009.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

(Dollars in thousands)	2010	2010	2010	2009	2009	2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$300,888	$4,537	6.03%	$275,560	$4,167	6.05%
Securities2	168,283	1,420	3.38	161,041	1,464	3.64
Federal funds	1,063	--	0.00	2,746	1	0.14
Interest bearing bank balances	3,114	2	0.26	1,926	3	0.62
FHLB stock	1,611	17	4.22	1,495	21	5.62
Total interest earning assets	474,959	5,976	5.03%	442,768	5,656	5.11%
Cash and due from banks	7,244			7,402
Allowance for loan losses	(4,094)			(3,489)
Other non-interest earning assets	18,189			17,829
Total assets	$496,298			$464,510

Interest bearing liabilities:
Savings and money market deposits	$161,034	$298	0.74%	$146,851	$307	0.84%
NOW deposits	125,702	238	0.76	115,925	364	1.26
Certificates of deposit	97,505	494	2.03	98,022	579	2.36
Borrowings	20,423	149	2.92	21,291	167	3.14
Total interest bearing liabilities	404,664	1,179	1.16%	382,089	1,417	1.48%
Non-interest bearing deposits	44,012			39,355
Other non-interest bearing liabilities	2,375			2,215
Shareholders’ equity	45,247			40,851
Total liabilities and equity	$496,298			$464,510

Net interest income		$4,797			$4,239

Net interest rate spread			3.87%			3.63%

Net Earning Assets	$70,295			$60,679

Net interest margin			4.04%			3.83%

Average interest earning assets to
average interest bearing liabilities			117.37%			115.88%

___________________________________-
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

	Three Months Ended September 30,
(In thousands)	2010 versus 2009

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net1	$384	$(14)	$370
Securities2	64	(108)	(44)
Federal funds	(0)	(1)	(1)
Interest-bearing bank balances	1	(2)	(1)
FHLB stock	2	(6)	(4)
Total interest earning assets	451	(131)	320

Interest-bearing liabilities:
Savings and money market deposits	29	(38)	(9)
NOW deposits	29	(155)	(126)
Certificates of deposit	(3)	(82)	(85)
Borrowings	(7)	(11)	(18)
Total interest bearing liabilities	48	(286)	(238)
Net interest income	$403	$155	$558

_______________________________________
1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities,  asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.07% for the quarter ended September 30, 2010 as compared to 1.02% for the quarter ended September 30, 2009.  Annualized return on average equity increased to 11.70% for the quarter ended September 30, 2010 as compared to 11.59% for the quarter ended September 30, 2009.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income, partially offset by higher noninterest expense and lower noninterest income. Net income amounted to $1.3 million for the quarter ended September 30, 2010 as compared to $1.2 million for the prior year period, an increase of $140,000 or 11.8%.  Average assets increased $31.8 million, or 6.8% to $496.3 million for the quarter ended September 30, 2010 as compared to $464.5 million for the quarter ended September 30, 2009.  Average equity increased $4.3 million, or 10.5%, to $45.2 million for the quarter ended September 30, 2010 as compared to $40.9 million for the quarter ended September 30, 2009.

INTEREST INCOME

Interest income amounted to $6.0 million for the quarter ended September 30, 2010 as compared to $5.7 million for the quarter ended September 30, 2009, an increase of $320,000 or 5.7%.  The increase in loan and securities volumes had the greatest impact on interest income when comparing the quarters ended September 30, 2010 and 2009.  This increase in volume was offset by a decline in yields on securities and loans. Average loan balances increased $25.3 million while the yield on loans decreased 2 basis points when comparing the quarters ended September 30, 2010 and 2009.   Average securities increased $7.2 million when comparing the quarters ended September 30, 2010 and 2009. The yield on such securities decreased 26 basis points during this same period.

INTEREST EXPENSE

Interest expense amounted to $1.2 million for the quarter ended September 30, 2010 as compared to $1.4 million for the quarter ended September 30, 2009, a decrease of $238,000 or 16.8%.  Decreases in rates on interest-bearing liabilities contributed to the decrease in overall interest expense.  As illustrated in the rate/volume table, interest expense was reduced $286,000 due to a 32 basis point decrease in the average rate on interest-bearing liabilities, which was partially offset by an increase in interest expense of $48,000 due to a $22.6 million increase in the average balance of interest-bearing liabilities.  The average rate paid on NOW deposits decreased 50 basis points when comparing the quarters ended September 30, 2010 and 2009, and the average balance of such accounts grew by $9.8 million. The average balance of savings and money market deposits increased by $14.1 million and the rate paid decreased by 10 basis points when comparing the quarters ended September 30, 2010 and 2009. The average balance of certificates of deposit decreased by $517,000, and the average rate paid decreased by 33 basis points when comparing the quarters ended September 30, 2010 and 2009.    The average balance on borrowings decreased $868,000 and the rate decreased 22 basis points when comparing the quarters ended September 30, 2010 and 2009.

NET INTEREST INCOME

Net interest income increased $558,000 to $4.8 million for the quarter ended September 30, 2010 as compared to $4.2 million for the quarter ended September 30, 2009.  Net interest spread increased 24 basis points to 3.87% as compared to 3.63% when comparing the quarters ended September 30, 2010 and 2009, respectively.  Net interest margin increased 21 basis points to 4.04% for the quarter ended September 30, 2010 as compared to 3.83% for the quarter ended September 30, 2009.  The increase in average loan balances, and the widening of the net interest spread and margin, led to an increase in net interest income when comparing the quarters ended September 30, 2010 and 2009.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  During the quarters ended September 30, 2010 and 2009, the Company increased the level of allowance for loan losses due to an increase in the amount of nonperforming assets and loan charge-offs resulting from a decline in the overall economy, and an increase in local unemployment.  As a result, the provision for loan losses amounted to $353,000 and $248,000 for the quarters ended September 30, 2010 and 2009, respectively, an increase of $105,000 or 42.3%. Continued increases in non-performing assets and loan charge-offs have resulted in an increase in the level of allowance for loan losses to total loans receivable to 1.43% as of September 30, 2010 as compared to 1.34% as of June 30, 2010.  Nonperforming loans amounted to $5.0 million and $3.9 million at September 30, 2010 and June 30, 2010, respectively, an increase of $1.1 million or 28.2%.  Net charge-offs amounted to $39,000 and $36,000 for the quarters ended September 30, 2010 and 2009, respectively, an increase of $3,000.   At September 30, 2010, nonperforming assets were 0.98% of total assets and nonperforming loans were 1.67% of net loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income decreased $101,000 or 8.4% to $1.1 million for the quarter ended September 30, 2010 as compared to $1.2 million for the quarter ended September 30, 2009, which was primarily due to a decrease in service charges on deposit accounts resulting from changes implemented related to the Company’s overdraft protection program.  Service charges on deposit accounts decreased $181,000 which was partially offset by increases in debit card fees and investment services income of $49,000 and $19,000, respectively.

NONINTEREST EXPENSE

Noninterest expense increased $146,000 when comparing the quarters ended September 30, 2010 and 2009 at $3.5 million and $3.4 million, respectively.  This increase was primarily due to a $111,000 increase in compensation resulting from the addition of new employees in preparation of the opening of the new Germantown branch in October 2010, and a $27,000 increase in net expense related to foreclosed assets.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 34.3% for the quarter ended September 30, 2010, compared to 34.6% for the quarter ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices.  Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates.  Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank and Atlantic Central Bankers Bank  as needed.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition.

Mortgage loan commitments, including construction and land loan commitments, totaled $9.6 million at September 30, 2010.  The unused portion of overdraft lines of credit amounted to $709,000, the unused portion of home equity lines of credit amounted to $8.5 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $7.6 million at September 30, 2010.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2010 and June 30, 2010.  Consolidated shareholders’ equity represented 8.7% of total assets at September 30, 2010 and 9.0% of total assets of June 30, 2010.

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

       Item 4.     [Removed and reserved.]

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

Date:  November 12, 2010

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 12, 2010

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

Date: November 12, 2010                                                                            /s/ Donald E. Gibson
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

Date: November 12, 2010                                                                           /s/ Michelle M. Plummer
       Michelle M. Plummer
Executive Vice President, Chief Financial Officer, and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2010 and that to the best of his knowledge:

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

Date: November 12, 2010                                                                            /s/ Donald E. Gibson
        Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2010 and that to the best of her knowledge:

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

Date: November 12, 2010                                                                           /s/ Michelle M. Plummer
       Michelle M. Plummer
Executive Vice President, Chief Financial Officer, and Chief Operating Officer