Form 10-Q
period 2010-12-31
GREENE COUNTY BANCORP INC
filed 2011-02-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT

GREENE COUNTY BANCORP, INC.

(Exact name of issuer as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes:               No:     X

As of February 11, 2011, the registrant had 4,145,828 shares of common stock outstanding at $ .10 par value.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	25-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39-40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	[Removed and Reserved]	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

	Signatures	42

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
		43 44 45 46

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2010 and June 30, 2010
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2010	June 30, 2010
Cash and due from banks	$22,663	$9,253
Federal funds sold	8,373	390
Total cash and cash equivalents	31,036	9,643

Long term certificate of deposit	---	1,000
Securities available for sale, at fair value	98,315	89,805
Securities held to maturity, at amortized cost	83,830	77,520
Federal Home Loan Bank stock, at cost	1,457	1,866

Loans	300,361	299,200
Allowance for loan losses	(4,649)	(4,024)
Unearned origination fees and costs, net	453	406
Net loans receivable	296,165	295,582

Premises and equipment	15,347	14,804
Accrued interest receivable	2,633	2,731
Foreclosed real estate	200	---
Prepaid expenses and other assets	2,373	2,372
Total assets	$531,356	$495,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$46,198	$44,239
Interest bearing deposits	419,656	377,493
Total deposits	465,854	421,732

Borrowings from FHLB, short-term	---	9,100
Borrowings from FHLB, long-term	17,000	17,000
Accrued expenses and other liabilities	2,590	2,988
Total liabilities	485,444	450,820

Shareholders’ equity:
Preferred stock,
Authorized - 1,000,000 shares; Issued - None	---	---
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares
Issued - 4,305,670 shares
Outstanding - 4,135,495 shares at December 31, 2010
4,118,912 shares at June 30, 2010;	431	431
Additional paid-in capital	10,849	10,666
Retained earnings	35,366	33,692
Accumulated other comprehensive income	550	1,123
Treasury stock, at cost 170,175 shares at December 31, 2010
186,758 shares at June 30, 2010	(1,284)	(1,409)
Total shareholders’ equity	45,912	44,503
Total liabilities and shareholders’ equity	$531,356	$495,323
See notes to consolidated financial statements.

        Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2010 and 2009
(Unaudited)
 (In thousands, except share and per share amounts)
Interest income:	2010	2009
Loans	$9,046	$8,456
Investment securities - taxable	577	592
Mortgage-backed securities	1,823	1,812
Investment securities - tax exempt	576	516
Interest bearing deposits and federal funds sold	20	10
Total interest income	12,042	11,386

Interest expense:
Interest on deposits	2,045	2,466
Interest on borrowings	305	333
Total interest expense	2,350	2,799

Net interest income	9,692	8,587
Provision for loan losses	836	677
Net interest income after provision for loan losses	8,856	7,910

Non-interest income:
Service charges on deposit accounts	1,173	1,506
Debit card fees	619	527
Investment services	148	134
E-commerce fees	55	53
Net gain (loss) on sale of available-for-sale securities	212	(5)
Other operating income	254	223
Total non-interest income	2,461	2,438

Non-interest expense:
Salaries and employee benefits	3,971	3,561
Occupancy expense	611	612
Equipment and furniture expense	280	298
Service and data processing fees	698	656
Computer software, supplies and support	135	179
Advertising and promotion	190	115
FDIC insurance premiums	281	271
Legal and professional fees	181	185
Other	898	808
Total non-interest expense	7,245	6,685

Income before provision for income taxes	4,072	3,663
Provision for income taxes	1,396	1,263
Net income	$2,676	$2,400

Basic EPS	$0.65	$0.58
Basic average shares outstanding	4,125,619	4,106,704
Diluted EPS	$0.64	$0.58
Diluted average shares outstanding	4,157,903	4,133,758
Dividends per share	$0.55	$0.34
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)
(In thousands, except share and per share amounts)
Interest income:	2010	2009
Loans	$4,509	$4,289
Investment securities - taxable	306	276
Mortgage-backed securities	941	892
Investment securities - tax exempt	292	267
Interest bearing deposits and federal funds sold	18	6
Total interest income	6,066	5,730

Interest expense:
Interest on deposits	1,015	1,216
Interest on borrowings	156	166
Total interest expense	1,171	1,382

Net interest income	4,895	4,348
Provision for loan losses	483	429
Net interest income after provision for loan losses	4,412	3,919

Non-interest income:
Service charges on deposit accounts	606	758
Debit card fees	322	279
Investment services	70	75
E-commerce fees	25	23
Net gain (loss) on sale of available-for-sale securities	212	(5)
Other operating income	126	107
Total non-interest income	1,361	1,237

Non-interest expense:
Salaries and employee benefits	2,054	1,755
Occupancy expense	308	310
Equipment and furniture expense	136	145
Service and data processing fees	355	313
Computer software, supplies and support	64	97
Advertising and promotion	89	37
FDIC insurance premiums	138	136
Legal and professional fees	91	110
Other	482	400
Total non-interest expense	3,717	3,303

Income before provision for income taxes	2,056	1,853
Provision for income taxes	704	637
Net income	$1,352	$1,216

Basic EPS	$0.33	$0.29
Basic average shares outstanding	4,129,939	4,108,097
Diluted EPS	$0.32	$0.29
Diluted average shares outstanding	4,163,333	4,134,732
Dividends per share	$0.375	$0.17
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2010 and 2009
(Unaudited)
(In thousands)
	2010	2009
Net income	$2,676	$2,400

Other comprehensive (loss) income:
Securities:
Unrealized holding (losses) gains on available for sale securities, arising during the six months ended December 31, 2010 and 2009,
net of income taxes of ($297) and $248, respectively.	(470)	393

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $15 and $18, respectively	23	29

Reclassification adjustment for (gain) loss on sale of available-for-sale securities realized in net income, net of income taxes
of ($82), and $2, respectively	(130)	3

Pension actuarial gain, net of tax	4	---

Other comprehensive (loss) income	(573)	425

Comprehensive income	$2,103	$2,825

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)
(In thousands)
	2010	2009
Net income	$1,352	$1,216

Other comprehensive loss:
Securities:
Unrealized holding losses on available for sale securities, arising during the three months ended December 31, 2010 and 2009,
net of income taxes of ($485) and ($18), respectively.	(769)	(29)

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $7 and $9, respectively	11	15

Reclassification adjustment for (gain) loss on sale of available-for-sale securities realized in net income, net of income taxes
of ($82), and $2, respectively	(130)	3

Pension actuarial gain, net of tax	2	---
Other comprehensive loss	(886)	(11)

Comprehensive income	$466	$1,205
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2010 and 2009
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid – In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance at
June 30, 2009	$431	$10,508	$30,045	$792	($1,512)	$40,264

Options exercised		(41)			76	35

Stock options compensation		112				112

Dividends declared			(613)			(613)

Net income			2,400			2,400

Total other comprehensive income, net of taxes				425		425
Balance at
December 31, 2009	$431	$10,579	$31,832	$1,217	($1,436)	$42,623
Balance at
June 30, 2010	$431	$10,666	$33,692	$1,123	($1,409)	$44,503

Stock options exercised		71			125	196

Stock options compensation		112				112

Dividends declared			(1,002)			(1,002)

Net income			2,676			2,676

Total other comprehensive (loss), net of taxes				(573)		(573)
Balance at
December 31, 2010	$431	$10,849	$35,366	$550	($1,284)	$45,912

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2010 and 2009
(Unaudited)
(In thousands)
	2010	2009
Cash flows from operating activities:
Net Income	$2,676		$2,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	360		471
Net amortization of premiums and discounts	506		402
Net amortization of deferred loan costs and fees	110		93
Provision for loan losses	836		677
Stock option compensation	112		112
Net (gain) loss on sale of available-for-sale securities	(212)		5
Net loss on sale of foreclosed real estate	---		8
Net (decrease) increase in accrued income taxes	(239)		728
Net decrease (increase) in accrued interest receivable	98		(160)
Net decrease (increase) decrease in prepaid and other assets	238		(1,902)
Net decrease in other liabilities	(30)		(957)
Net cash provided by operating activities	4,455		1,877

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	6,666		3,000
Proceeds from sale of securities	6,875		1,820
Purchases of securities	(29,583)		(1,069)
Principal payments on securities	6,544		4,531
Securities held-to-maturity:
Proceeds from maturities	9,630		5,822
Purchases of securities	(18,725)		(8,438)
Principal payments on securities	2,538		1,589
Net redemption (purchase) of Federal Home Loan Bank Stock	409		(396)
Maturity of long term certificate of deposit	1,000		---
Net increase in loans receivable	(1,729)		(16,255)
Proceeds from sale of foreclosed real estate	---		207
Purchases of premises and equipment	(903)		(302)
Net cash used in investing activities	(17,278)		(9,491)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(9,100)		10,300
Payment of cash dividends	(1,002)		(613)
Proceeds from stock options exercised	196		35
Net increase in deposits	44,122		505
Net cash provided by financing activities	34,216		10,227

Net increase in cash and cash equivalents	21,393		2,613
Cash and cash equivalents at beginning of period	9,643		9,443
Cash and cash equivalents at end of period	$31,036		$12,056
Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$200	$	---
Cash paid during the period:
Interest	$2,345		$2,795
Income taxes	1,636		569
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three and Six Months Ended December 31, 2010 and 2009

(1)  Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2010 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three and six months ended December 31, 2010 and 2009 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2010, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2011.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(2)      Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries.  The Bank of Greene County has twelve full-service offices and an operations center located in its market area consisting of Greene County, Columbia County and southern Albany County, New York.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities.

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

(4)       Securities

Securities at December 31, 2010 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$28,476	$135	$638	$27,973
State and political subdivisions	7,567	248	---	7,815
Mortgage-backed securities-residential	31,083	915	164	31,834
Mortgage-backed securities-multi-family	22,173	1,150	---	23,323
Asset-backed securities	31	---	1	30
Corporate debt securities	6,893	345	---	7,238
Total debt securities	96,223	2,793	803	98,213
Equity securities and other	68	34	---	102
Total securities available-for-sale	96,291	2,827	803	98,315
Securities held-to-maturity:
U.S. government sponsored enterprises	7,000	50	---	7,050
State and political subdivisions	34,633	64	62	34,635
Mortgage-backed securities-residential	37,904	1,509	61	39,352
Mortgage-backed securities-multi-family	3,889	33	4	3,918
Other securities	404	---	---	404
Total securities held-to-maturity	83,830	1,656	127	85,359
Total securities	$180,121	$4,483	$930	$183,674

Securities at June 30, 2010 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$21,942	$234	$ ---	$22,176
State and political subdivisions	8,392	357	---	8,749
Mortgage-backed securities-residential	24,838	1,045	---	25,883
Mortgage-backed securities-multi-family	24,623	1,309	---	25,932
Asset-backed securities	33	---	1	32
Corporate debt securities	6,907	97	73	6,931
Total debt securities	86,735	3,042	74	89,703
Equity securities and other	67	35	---	102
Total securities available-for-sale	86,802	3,077	74	89,805
Securities held-to-maturity:
U.S. government sponsored enterprises	7,004	64	---	7,068
State and political subdivisions	29,821	25	---	29,846
Mortgage-backed securities-residential	36,277	1,362	---	37,639
Mortgage-backed securities-multi-family	4,058	11	---	4,069
Other securities	360	---	---	360
Total securities held-to-maturity	77,520	1,462	---	78,982
Total securities	$164,322	$4,539	$74	$168,787

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$18,229	$638	$ ---	$ ---	$18,229	$638
Mortgage-backed securities-residential	6,072	164	---	---	6,072	164
Asset-backed securities	---	---	30	1	30	1
Total available-for-sale securities	24,301	802	30	1	24,331	803
Securities held-to-maturity:
State and political subdivisions	3,824	62	---	---	3,824	62
Mortgage-backed securities-residential	1,995	61	---	---	1,995	61
Mortgage-backed securities-multi-family	998	4	---	---	998	4
Total held-to-maturity securities	6,817	127	---	---	6,817	127
Total securities	$31,118	$929	$30	$1	$31,148	$930

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

At December 31, 2010, there was one security which has been in a continuous unrealized loss position for more than 12 months and 32 securities that had been in a continuous unrealized loss position for less than 12 months.    When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.  Management believes that the reasons for the decline in fair value were due to interest rates and widening credit spreads at the end of the quarter

Gross realized gains and losses on sales of securities or other-than-temporary impairment of securities recognized in income during the six months ended December 31, 2010 and 2009 are as follows:

	Six months ended December 31,
(in thousands)	2010	2009
Gross realized gains	$212	$32
Gross realized losses	---	(37)
Other-than-temporary impairment losses	---	---
Net gains (losses) recognized	$212	$(5)

During the quarter ended December 31, 2010, the Company sold $6.6 million of securities issued by U.S. Government sponsored enterprises which resulted in the recognition of a net gain of $212,000.  During the quarter ended December 31, 2009, the Company sold $1.8 million of corporate debt securities which resulted in the recognition of a net loss of $5,000.  There were no other-than-temporary impairment losses recognized during the three and six months ended December 31, 2010 and 2009.

The estimated fair value of debt securities at December 31, 2010, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After	After
	In	One Year	Five Years
	One Year	Through	Through	After
(Dollars in thousands)	Or Less	Five Years	Ten Years	Ten Years	Total
Securities available-for-sale:
U.S. Government sponsored enterprises	$1,015	$19,715	$4,441	$2,802	$27,973
State and political subdivisions	1,192	6,274	349	---	7,815
Mortgage-backed securities-residential	844	2,028	6,836	22,126	31,834
Mortgage-backed securities-multi-family	---	20,401	2,922	---	23,323
Asset-backed securities	---	---	---	30	30
Corporate debt securities	---	2,935	4,022	281	7,238
Total debt securities	3,051	51,353	18,570	25,239	98,213
Equity securities	---	---	---	102	102
Total securities available-for-sale	3,051	51,353	18,570	25,341	98,315
Securities held-to-maturity:
U.S. government sponsored enterprises	---	5,034	2,016	---	7,050
State and political subdivisions	10,585	14,259	5,779	4,012	34,635
Mortgage-backed securities-residential	---	2,631	16,775	19,946	39,352
Mortgage-backed securities-multi-family	---	1,515	2,403	---	3,918
Other securities	20	4	---	380	404
Total securities held-to-maturity	10,605	23,443	26,973	24,338	85,359
Total securities	$13,656	$74,796	$45,543	$49,679	$183,674

As of December 31, 2010, securities with an aggregate fair value of $133.8 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters or six months ended December 31, 2010 or 2009.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the quarter and six months ended December 31, 2010.

(5)      Credit Quality of Loans and Allowance for Loan Losses

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.     Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans considered being of lesser quality.  Such ratings coincide with the "Substandard," "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a full loss reserve and/or charge-off is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."   Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk.

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it generally establishes a valuation allowance or "loss reserve" in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When The Bank of Greene County identifies problem assets as being impaired, it is required either to establish a specific allowance for losses equal to the amount of impairment of the assets, or to charge-off such amount.  The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

The inherent risk within the loan portfolio varies depending upon the loan type.   The Bank of Greene County’s primary lending activity is the origination of residential mortgage loans, including home equity loans, which are collateralized by residences.   Generally, residential mortgage loans are made in amounts up to 85.0% of the appraised value of the property.  However, The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  In the event of default by the borrower, The Bank of Greene County will acquire and liquidate the underlying collateral.    By originating the loan at a loan-to-value ratio of 85% or less, The Bank of Greene County limits its risk of loss in the even of default.  However, the market values of the collateral may be adversely impacted by declines in the economy.  Home equity loans may have an additional inherent risk if The Bank of Greene County does not hold the first mortgage.  The Bank of Greene County may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

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

Loans collateralized by commercial real estate, and multi-family loans, such as apartment buildings generally are larger than residential loans and involve a greater degree of risk. Commercial mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for management to monitor and evaluate.

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

Loan balances by internal credit quality indicator as of December 31, 2010 are shown below.

(in thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$173,556	$2,317	$96	$3,481	$179,450
Commercial Real Estate	54,948	498	1,053	1,638	58,137
Residential Construction & Land	4,503	---	---	13	4,516
Commercial Construction	2,625	---	---	---	2,625
Multi-family	5,343	---	---	585	5,928
Home Equity	26,389	309	---	202	26,900
Commercial Business	16,707	853	819	98	18,477
Consumer Installment	4,246	29	---	53	4,328
Total Gross Loans	$288,317	$4,006	$1,968	$6,070	$300,361

Loan balances by internal credit quality indicator as of  June 30, 2010 are shown below.

(in thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$178,851	$1,591	$97	$1,986	$182,525
Commercial Real Estate	50,343	740	2,408	1,095	54,586
Residential Construction & Land	6,688	---	---	13	6,701
Commercial Construction	2,656	---	---	---	2,656
Multi-family	5,441	---	---	594	6,035
Home Equity	26,300	105	---	197	26,602
Commercial Business	14,253	717	837	3	15,810
Consumer Installment	4,249	18	---	18	4,285
Total Gross Loans	$288,781	$3,171	$3,342	$3,906	$299,200

The Company had no loans classified Doubtful or Loss at December 31, 2010 or June 30, 2010.

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2010.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.   Real estate loans on nonaccrual status totaled $5.8 million at December 31, 2010 of which $3.7 million were in the process of foreclosure.  Of the remaining $2.1 million, $1.0 million were making payments pursuant to a forbearance agreement, but remain in a delinquent status.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of December 31, 2010:
(in thousands)	30-59 days past due	60-89 days past due	More than 90 days past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$4,348	$2,428	$2,522	$9,298	$170,152	$179,450	$3,494
Commercial Real Estate	1,745	1,472	1,141	4,358	53,779	58,137	1,516
Residential Construction & Land	---	13	---	13	4,503	4,516	13
Commercial Construction	---	---	---	---	2,625	2,625	---
Multi-family	---	301	284	585	5,343	5,928	585
Home Equity	28	213	196	437	26,463	26,900	202
Commercial Business	216	647	19	882	17,595	18,477	98
Consumer Installment	66	63	21	150	4,178	4,328	53
Total Gross Loans	$6,403	$5,137	$4,183	$15,723	$284,638	$300,361	$5,961

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2010:
(in thousands)	30-59 days past due	60-89 days past due	More than 90 days past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$1,058	$1,093	$2,001	$4,152	$178,373	$182,525	$2,001
Commercial Real Estate	701	377	1,095	2,173	52,413	54,586	1,095
Residential Construction & Land	---	---	13	13	6,688	6,701	13
Commercial Construction	---	---	---	---	2,656	2,656	---
Multi-family	---	---	594	594	5,441	6,035	594
Home Equity	17	9	197	223	26,379	26,602	197
Commercial Business	28	271	3	302	15,508	15,810	3
Consumer Installment	147	18	18	183	4,102	4,285	18
Total Gross Loans	$1,951	$1,768	$3,921	$7,640	$291,560	$299,200	$3,921

The Bank of Greene County had no accruing loans delinquent more than 90 days as of December 31, 2010 or June 30, 2010.

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.   Loans are reviewed on a regular basis to assess collectability of all principal and interest payments due.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The tables below detail additional information on impaired loans for the periods indicated:

	As of December 30, 2010				For the six months ended December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$576	$639	$	---	$576	$4
With an allowance recorded:
Commercial real estate	375	375		94	281	---

	As of June 30, 2010				For the six months ended December 31, 2009
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$212	$212	$	---	$276	$	---
With an allowance recorded:
Residential mortgage	---	---		---	88		3

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County considers residential mortgages, home equity loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Commercial mortgage, construction, multi-family and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.

The following tables set forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.
	Allowance for Loan Loss				Loans Receivable
	December 31, 2010	Ending Balance Impairment Analysis			Ending Balance Impairment Analysis
	Balance	Individually Evaluated		Collectively Evaluated	Individually Evaluated		Collectively Evaluated
Residential mortgage	$1,758	$	---	$1,758	$	---	$179,450
Commercial Real Estate	1,660		94	1,566		375	57,762
Residential Construction & Land	33		---	33		---	4,516
Commercial Construction	49		---	49		---	2,625
Multi-family	235		---	235		---	5,928
Home Equity	216		---	216		---	26,900
Consumer Installment	157		---	157		---	4,328
Commercial Business	541		---	541		---	18,477
Total	$4,649		$94	$4,555		$375	$299,986

	Allowance for Loan Loss				Loans Receivable
	June 30, 2010	Ending Balance Impairment Analysis			Ending Balance Impairment Analysis
	Balance	Individually Evaluated		Collectively Evaluated	Individually Evaluated		Collectively Evaluated
Residential mortgage	$1,427	$	---	$1,427	$	---	$182,525
Commercial Real Estate	1,517		---	1,517		---	54,586
Residential Construction & Land	97		---	97		---	6,701
Commercial Construction	---		---	---		---	2,656
Multi-family	223		---	223		---	6,035
Home Equity	205		---	205		---	26,602
Consumer Installment	120		---	120		---	4,285
Commercial Business	435		---	435		---	15,810
Total	$4,024	$	---	$4,024	$	---	$299,200

(6)    Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2010 and June 30, 2010 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
	December	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$27,973	$---	$27,973	$---
State and political subdivisions	7,815	---	7,815	---
Mortgage-backed securities-residential	31,834	20,884	10,950	---
Mortgage-backed securities-multi-family	23,323	23,323	---	---
Asset-backed securities	30	30	---	---
Corporate debt securities	7,238	7,238	---	---
Equity securities	102	102	---	---
Securities available-for-sale	$98,315	$51,577	$46,738	$---

		Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30,2010	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$22,176	$---	$22,176	$---
State and political subdivisions	8,749	---	8,749	---
Mortgage-backed securities-residential	25,883	19,108	6,775	---
Mortgage-backed securities-multi-family	25,932	25,932	---	---
Asset-backed securities	32	32	---	---
Corporate debt securities	6,931	6,931	---	---
Equity securities	102	102	---	---
Securities available-for-sale	$89,805	$52,105	$37,700	$---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  At December 31, 2010 loans subject to nonrecurring fair value measurement had a gross carrying amount of $375,000, and allocation of the allowance for loan losses of $94,000, and fair value of $281,000.   At June 30, 2010, no loans were recorded at fair value.  These loans are included in total non-performing assets.  Change in fair value of each of the impaired loans for the three and six months ended December 31, 2010 was immaterial.  During the six months ended December 31, 2010, one multi-family mortgage loan was transferred to foreclosed real estate (FRE) at its fair value of $200,000.  No other financial assets or liabilities (such as FRE) were re-measured during the quarter on a nonrecurring basis.

The carrying amounts reported in the statements of consolidated financial condition for cash and cash equivalents, long term certificate of deposits, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value.  Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank borrowings are estimated using discounted cash flows and interest rates currently being offered on similar advances.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2010 and June 30, 2010, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(in thousands)	December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$31,036	$31,036	$9,643	$9,643
Long term certificate of deposit	---	---	1,000	1,000
Securities available-for-sale	98,315	98,315	89,805	89,805
Securities held-to-maturity	83,830	85,359	77,520	78,982
Federal Home Loan Bank stock	1,457	1,457	1,866	1,866
Net loans	296,165	301,668	295,582	300,395
Accrued interest receivable	2,633	2,633	2,731	2,731
Deposits	465,854	466,675	421,732	422,693
Federal Home Loan Bank borrowings	17,000	17,560	26,100	26,791
Accrued interest payable	114	114	109	109

(7)    Earnings Per Share (“EPS”)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three and six months ended December 31, 2010 and 2009.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Six months ended
December 31, 2010	$2,676,000
Basic		4,125,619	$0.65
Effect of dilutive stock options		32,284	(0.01)
Diluted		4,157,903	$0.64

Six months ended
December 31, 2009	$2,400,000
Basic		4,106,704	$0.58
Effect of dilutive stock options		27,054	(0.00)
Diluted		4,133,758	$0.58

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
December 31, 2010	$1,352,000
Basic		4,129,939	$0.33
Effect of dilutive stock options		33,394	(0.01)
Diluted		4,163,333	$0.32

Three months ended
December 31, 2009	$1,216,000
Basic		4,108,097	$0.29
Effect of dilutive stock options		26,635	(0.00)
Diluted		4,134,732	$0.29

(8)     Dividends

On October 20, 2010, the Board of Directors declared a quarterly cash dividend of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend was paid to stockholders of record as of November 12, 2010, on December 1, 2010.  On October 20, 2010, the Board of Directors also declared a special cash dividend of $0.20 per share which was paid to stockholders of record as of November 12, 2010, on December 15, 2010.   It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the shares it owns.

(9)    Impact of Inflation and Changing Prices

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

(10)     Impact of Recent Accounting Pronouncements

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

In July 2010, the FASB issued an amendment to its guidance on “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This update requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The amendments in this update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of these amendments did not and are not expected to have a material effect on our consolidated results of operations or financial position.   In January 2011, the FASB issued amendments to this guidance. The amendments temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

(11)    Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension costs related to the defined benefit pension plan for the three and six months ended December 31, 2010 and 2009 were as follows:

	Three months ended December 31,		Six months ended December 31,
(in thousands)	2010	2009	2010	2009
Interest cost	$51	$50	$102	$102
Expected return on plan assets	(55)	(53)	(110)	(108)
Amortization of net loss	7	2	15	4
Net periodic pension cost (income)	$3	$(1)	$7	$(2)

The Company made a $40,000 contribution during the quarter ended December 31, 2010 and does not expect to make any further contributions to the defined benefit pension plan during fiscal 2011.

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

The net periodic pension costs related to the SERP for the three and six months ended December 31, 2010 were $13,000 and $26,000, respectively, consisting primarily of service costs.  Interest costs associated with this plan were not material for the three and six months ended December 31, 2010.

(12)    Stock-Based Compensation

At December 31, 2010, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2010.

The Company recognized $56,000, and $112,000 in compensation costs and related income tax benefit of $17,000 and $34,000 related to the 2008 Option Plan for the quarters and six months ended December 31, 2010 and 2009 respectively.  At December 31, 2010, there was $130,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 7 months.

A summary of the Company’s stock option activity and related information for its option plans for the six months ended December 31, 2010 and 2009 is as follows:

	2010		2009
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	171,750	$12.36	196,660	$11.33
Exercised	(16,583)	11.85	(11,030)	$4.53
Outstanding at period end	155,167	$12.41	185,630	$11.73
Exercisable at period end	100,337	$12.37	75,965	$10.62

The following table presents stock options outstanding and exercisable at December 31, 2010:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$9.20	4,000	0.25	$9.20
$12.50	96,337	7.75	$12.50
$9.20-$12.50	100,337		$12.37

The total intrinsic value of the options exercised during the three and six months ended December 31, 2010 was approximately $77,000, and $91,000, respectively, and for the three and six months ended December 31, 2009 was approximately $112,000.  There were no stock options granted during the six months ended December 31, 2010 and 2009.   The Company had 54,830 non-vested options outstanding at December 31, 2010 and 109,665 non-vested options outstanding at December 31, 2009.

(13)    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of December 31, 2010 and June 30, 2010 are presented in the following table:

(in thousands)
Accumulated other comprehensive income	December 31, 2010	June 30, 2010
Unrealized gains on available-for-sale securities, net of tax	$1,241	$1,841
Unrealized loss on securities transferred to held-to-maturity, net of tax	(93)	(116)
Net losses and past service liability for defined benefit plan, net of tax	(598)	(602)
Accumulated other comprehensive income	$550	$1,123

(14)     Subsequent events

On January 18, 2011, the Board of Directors declared a quarterly cash dividend of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 15, 2011, and will be paid on March 1, 2011.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the shares it owns.

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

Comparison of Financial Condition as of December 31, 2010 and June 30, 2010

ASSETS

Total assets of the Company were $531.4 million at December 31, 2010 as compared to $495.3 million at June 30, 2010, an increase of $36.1 million, or 7.3%.  Securities available for sale and held to maturity amounted to $182.1 million, or 34.3% of assets, at December 31, 2010 as compared to $167.3 million, or 33.8% of assets, at June 30, 2010, an increase of $14.8 million or 8.8%.   Net loans grew by $583,000 or 0.2% to $296.2 million at December 31, 2010 as compared to $295.6 million at June 30, 2010.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $31.0 million at December 31, 2010 as compared to $9.6 million at June 30, 2010, an increase of $21.4 million.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, increased $14.8 million or 8.8% to $182.1 million at December 31, 2010 as compared to $167.3 million at June 30, 2010.  Securities purchases totaled $48.3 million during the six months ended December 31, 2010 and consisted primarily of $14.5 million of state and political subdivision securities, $18.9 million of U.S. government agency securities, and $14.7 million of mortgage-backed securities. Principal pay-downs and maturities amounted to $25.4 million, of which $9.1 million were mortgage-backed securities, $10.5 million were state and political subdivision securities and $5.8 million were U.S. government agency securities. During the three and six months ended December 31, 2010, securities sold totaled $6.9 million consisting of securities issued by U.S. government sponsored enterprises, resulting in a gain on sale of $212,000.  Additionally, during the six months ended December 31, 2010, unrealized net gains on securities decreased $941,000.  Greene County Bancorp, Inc. holds 23.3% of the securities portfolio at December 31, 2010 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
	December 31, 2010		June 30, 2010
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$27,973	15.4%	$22,176	13.3%
State and political subdivisions	7,815	4.3	8,749	5.2
Mortgage-backed securities-residential	31,834	17.5	25,883	15.5
Mortgage-backed securities-multifamily	23,323	12.8	25,932	15.5
Asset-backed securities	30	0.0	32	0.0
Corporate debt securities	7,238	4.0	6,931	4.1
Total debt securities	98,213	54.0	89,703	53.6
Equity securities and other	102	0.1	102	0.1
Total securities available-for-sale	98,315	54.1	89,805	53.7
Securities held-to-maturity:
U.S. government sponsored enterprises	7,000	3.8	7,004	4.2
State and political subdivisions	34,633	19.0	29,821	17.8
Mortgage-backed securities-residential	37,904	20.8	36,277	21.7
Mortgage-backed securities-multifamily	3,889	2.1	4,058	2.4
Other securities	404	0.2	360	0.2
Total securities held-to-maturity	83,830	45.9	77,520	46.3
Total securities	$182,145	100.0%	$167,325	100.0%

LOANS

Net loans receivable increased to $296.2 million at December 31, 2010 from $295.6 million at June 30, 2010, an increase of $583,000, or 0.2%.  The loan growth experienced during the six months primarily consisted of $3.6 million in commercial real estate loans, and $2.7 million in commercial loans, and was partially offset by a $3.1 million decrease in residential mortgage loans, and a $2.2 million decrease in construction and land loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  It should be noted however that the Company is subject to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the consolidated results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  As of December 31, 2010, declines in home values have been modest in the Company’s market area. However, updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

	December 31, 2010		June 30, 2010
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Real estate mortgages:
Residential	$179,450	59.7%	$182,525	61.0%
Commercial	58,137	19.4	54,586	18.3
Construction and land	7,141	2.4	9,357	3.1
Multifamily	5,928	2.0	6,035	2.0
Total real estate mortgages	250,656	83.5	252,503	84.4
Home equity loans	26,900	8.9	26,602	8.9
Commercial loans	18,477	6.2	15,810	5.3
Installment loans	3,947	1.3	3,892	1.3
Passbook loans	381	0.1	393	0.1
Total gross loans	300,361	100.0%	299,200	100.0%
Unearned origination fees and costs, net	453		406
Allowance for loan losses	(4,649)		(4,024)
Total net loans	$296,165		$295,582

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

Analysis of allowance for loan losses activity

(Dollars in thousands)	Six months ended
	December 31, 2010	December 31, 2009

Balance at the beginning of the period	$4,024	$3,420
Charge-offs:
Real estate mortgages:
Residential	137	40
Commercial	---	230
Multifamily	---	28
Commercial loans	2	38
Installment loans	43	32
Overdraft protection accounts	80	111
Total loans charged off	262	479

Recoveries:
Real estate mortgages:
Residential	---	---
Commercial loans	8	10
Installment loans	11	11
Overdraft protection accounts	32	39
Total recoveries	51	60

Net charge-offs	211	419

Provisions charged to operations	836	677
Balance at the end of the period	$4,649	$3,678

Ratio of annualized net charge-offs to average loans outstanding	0.14%	0.30%
Ratio of annualized net charge-offs to nonperforming assets	6.85%	23.37%
Allowance for loan losses to nonperforming loans	77.99%	102.57%
Allowance for loan losses to total loans receivable	1.55%	1.28%

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis.  Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with its contractual terms due to an irreversible deterioration in the financial condition of the borrower or the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan impairment is based on the present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less the cost to sell.  Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered nonperforming.  The Bank of Greene County had no accruing loans delinquent more than 90 days at December 31, 2010 or June 30, 2010.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At
(Dollars in thousands)	December 31, 2010	June 30, 2010
Nonaccrual loans:
Real estate mortgages:
Residential	$3,494	$2,001
Commercial	1,516	1,095
Construction and land	13	13
Multi-family	585	594
Home equity loans	202	197
Commercial loans	98	3
Installment loans	53	18
Total nonaccrual loans	5,961	3,921
Foreclosed real estate:
Multi-family	200	---
Foreclosed real estate	200	---
Total nonperforming assets	$6,161	$3,921

Total nonperforming assets as a percentage of total assets	1.16%	0.79%
Total nonperforming loans to total loans	2.01%	1.33%

The table below details additional information related to nonaccrual loans for the six months ended December 31:

(In thousands)	2010	2009
Interest income that would have been recorded if loans had been performing in accordance with original terms	$379	$215
Interest income that was recorded on nonaccrual loans during the quarter ended	109	48

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of December 31:
(In thousands)	2010	2009
Balance of impaired loans, with a valuation allowance	$375	$98
Allowance relating to impaired loans included in allowance for loan losses	94	10
Balance of impaired loans, without a valuation allowance	576	---
Average balance of impaired loans for the quarter ended	857	98
Interest income recorded on impaired loans during the six months ended	4	3

At December 31, 2010 impaired loans had a gross carrying amount, $951,000, an allocation of the allowance for loan losses of $94,000, and net value of $857,000.  A charge-off of $137,000 was recognized during the three and six months ended December 31, 2010 to write down an impaired loan to its fair value.   These loans are included in total non-performing assets.

DEPOSITS

Total deposits increased to $465.9 million at December 31, 2010 from $421.7 million at June 30, 2010, an increase of $44.2 million, or 10.5%.  This increase was primarily the result of an increase of $41.5 million in balances at the Company’s Commercial Bank subsidiary due primarily to the annual collection of taxes by several local school districts.  Interest bearing checking accounts (NOW accounts) increased $38.8 million or 32.0% to $160.2 million at December 31, 2010 as compared to $121.4 million at June 30, 2010.     Savings deposits increased $3.7 million to $98.9 million and noninterest bearing deposits increased $2.0 million to $46.2 million at December 31, 2010.   Certificates of deposit balances decreased $826,000 between June 30, 2010 and December 31, 2010.

(Dollars in thousands)
	At December 31, 2010	Percentage of Portfolio	At June 30, 2010	Percentage of Portfolio
Noninterest bearing deposits	$46,198	9.9%	$44,239	10.5%
Certificates of deposit	96,083	20.6	96,909	23.0
Savings deposits	98,949	21.3	95,249	22.6
Money market deposits	64,426	13.8	63,899	15.1
NOW deposits	160,198	34.4	121,436	28.8
Total deposits	$465,854	100.0%	$421,732	100.0%

BORROWINGS

At December 30, 2010, The Bank of Greene County had pledged approximately $153.5 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $136.6 million at December 31, 2010, of which $17.0 million in term borrowings was outstanding at December 31, 2010.   Interest rates on overnight borrowings are determined at the time of borrowing.   There were no overnight borrowings outstanding at December 31, 2010.  Term borrowings consisted of $12.0 million of fixed rate, fixed term advances with a weighted average rate of 3.42% and a weighted average maturity of 17 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate and a maturity of 33 months at December 31, 2010, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At December 31, 2010, approximately $6.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at December 31, 2010.

On October 8, 2010, The Bank of Greene County established an unsecured line of credit with Atlantic Central Bankers Bank for $6 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At December 31, 2010 and June 30, 2010 there were no balances outstanding with Atlantic Central Bankers Bank.

Scheduled maturities of term borrowings at December 31, 2010 were as follows:
(In thousands)
Fiscal year end
2011	$5,000
2012	3,000
2013	1,000
2014	6,000
2015	2,000
$17,000

EQUITY

Shareholders’ equity increased to $45.9 million at December 31, 2010 from $44.5 million at June 30, 2010, as net income of $2.7 million was partially offset by dividends declared and paid of $1.0 million. Additionally, shareholders’ equity decreased $573,000 as a result of a decrease in other comprehensive income.  Other changes in equity, totaling a $308,000 increase, were the result of activities associated with the various stock-based compensation plans of the Company, including the 2000 and 2008 Stock Option Plans.

Comparison of Operating Results for the Six Months and Quarter Ended December 31, 2010 and 2009

Average Balance Sheet

The following tables set forth certain information relating to Greene County Bancorp, Inc. for the six months and quarters ended December 31, 2010 and 2009.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Six Months Ended December 31, 2010 and 2009

(Dollars in thousands)	2010	2010	2010	2009	2009	2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$301,866	$9,046	5.99%	$279,383	$8,456	6.05%
Securities2	177,240	2,932	3.31	159,647	2,878	3.61
Federal funds	3,569	4	0.22	3,211	2	0.12
Interest bearing bank balances	10,787	16	0.30	3,988	8	0.40
FHLB stock	1,534	44	5.74	1,501	42	5.60
Total interest earning assets	494,996	12,042	4.86%	447,730	11,386	5.09%
Cash and due from banks	7,150			6,476
Allowance for loan losses	(4,249)			(3,570)
Other non-interest earning assets	18,487			17,726
Total assets	$516,384			$468,362

Interest bearing liabilities:
Savings and money market deposits	$161,025	$569	0.71%	$144,299	$589	0.82%
NOW deposits	146,603	504	0.69	123,318	780	1.27
Certificates of deposit	97,366	972	2.00	97,228	1,097	2.26
Borrowings	18,711	305	3.26	20,751	333	3.21
Total interest bearing liabilities	423,705	2,350	1.11%	385,596	2,799	1.45%
Non-interest bearing deposits	44,564			39,198
Other non-interest bearing liabilities	2,600			2,136
Shareholders’ equity	45,515			41,432
Total liabilities and equity	$516,384			$468,362

Net interest income		$9,692			$8,587

Net interest rate spread			3.75%			3.64%

Net earning assets	$71,291			$62,134

Net interest margin			3.92%			3.84%

Average interest earning assets to
average interest bearing liabilities			116.83%			116.11%

___________________________________
1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Quarter Ended December 31, 2010 and 2009

(Dollars in thousands)	2010	2010	2010	2009	2009	2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$302,845	$4,509	5.96%	$283,206	$4,289	6.06%
Securities2	186,196	1,513	3.25	158,254	1,414	3.57
Federal funds	6,077	4	0.26	3,676	1	0.11
Interest bearing bank balances	18,460	14	0.30	5,216	5	0.38
FHLB stock	1,457	26	7.14	1,507	21	5.57
Total interest earning assets	515,035	6,066	4.71%	451,859	5,730	5.07%
Cash and due from banks	7,056			6,383
Allowance for loan losses	(4,405)			(3,652)
Other non-interest earning assets	18,786			17,624
Total assets	$536,472			$472,214

Interest bearing liabilities:
Savings and money market deposits	$161,017	$271	0.67%	$141,746	$282	0.80%
NOW deposits	167,505	266	0.64	130,710	416	1.27
Certificates of deposit	97,228	478	1.97	96,434	518	2.15
Borrowings	17,000	156	3.67	20,212	166	3.29
Total interest bearing liabilities	442,750	1,171	1.06%	389,102	1,382	1.42%
Non-interest bearing deposits	45,116			39,042
Other non-interest bearing liabilities	2,719			2,007
Shareholders’ equity	45,887			42,063
Total liabilities and equity	$536,472			$472,214

Net interest income		$4,895			$4,348

Net interest rate spread			3.65%			3.65%

Net earning assets	$72,285			$62,757

Net interest margin			3.80%			3.85%

Average interest earning assets to
average interest bearing liabilities			116.33%			116.13%

________________________________________________
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

	Six Months Ended December 31,			Three Months Ended December 31,
(Dollars in thousands)	2010 versus 2009			2010 versus 2009
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase/	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Loans receivable, net1	$675	$(85)	$590	$292	$(72)	$220
Securities2	304	(250)	54	234	(135)	99
Federal funds	---	2	2	1	2	3
Interest-bearing bank balances	10	(2)	8	10	(1)	9
FHLB stock	1	1	2	(1)	6	5
Total interest-earning assets	990	(334)	656	536	(200)	336

Interest-bearing liabilities:
Savings and money market deposits	64	(84)	(20)	37	(48)	(11)
NOW deposits	128	(404)	(276)	95	(245)	(150)
Certificates of deposit	2	(127)	(125)	4	(44)	(40)
Borrowings	(33)	5	(28)	(28)	18	(10)
Total interest-bearing liabilities	161	(610)	(449)	108	(319)	(211)
Net interest income	$829	$276	$1,105	$428	$119	$547

_______________________________________
1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.04% for the six months and 1.01% for the quarter ended December 31, 2010 as compared to 1.02% for the six months and 1.03% for the quarter ended December 31, 2009.  Annualized return on average equity increased to 11.76% for the six months and 11.79% for the quarter ended December 31, 2010 as compared to 11.59% for the six months and 11.56% for the quarter ended December 31, 2009.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income and higher noninterest income, partially offset by higher noninterest expense. Net income amounted to $2.7 million and $2.4 million for the six months ended December 31, 2010 and 2009, respectively, an increase of $276,000 or 11.5% and amounted to $1.4 million and $1.2 million for the quarters ended December 31, 2010 and 2009, respectively, an increase of $136,000 or 11.2%.   Average assets increased $48.0 million, or 10.2% to $516.4 million for the six months ended December 31, 2010 as compared to $468.4 million for the six months ended December 31, 2009.  Average equity increased $4.1 million, or 9.9%, to $45.5 million for the six months ended December 31, 2010 as compared to $41.4 million for the six months ended December 31, 2009.  Average assets increased $64.3 million, or 13.6% to $536.5 million for the quarter ended December 31, 2010 as compared to $472.2 million for the quarter ended December 31, 2009.  Average equity increased $3.8 million, or 9.0% to $45.9 million for the quarter ended December 31, 2010 as compared to $42.1 million for the quarter ended December 31, 2009.

INTEREST INCOME

Interest income amounted to $12.0 million for the six months ended December 31, 2010 as compared to $11.4 million for the six months ended December 31, 2009, an increase of $656,000 or 5.8%.  Interest income amounted to $6.1 million for the quarter ended December 31, 2010 as compared to $5.7 million for the quarter ended December 31, 2009, an increase of $336,000 or 5.9%.  The increase in loan and securities volume had the greatest impact on interest income when comparing the six months and quarters ended December 31, 2010 and 2009.  Average loan balances increased $22.5 million for the six months ended December 31, 2010 as compared to December 31, 2009 while the yield decreased by 6 basis points when comparing the same periods.  Average loan balances increased $19.6 million for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009 and the yield decreased by 10 basis points when comparing the same periods.  Average securities balances increased $17.6 million for the six months ended December 31, 2010 as compared to December 31, 2009 while the yield decreased by 30 basis points when comparing the same periods.  Average securities balances increased $27.9 million for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009 and the yield decreased 32 basis points when comparing the same periods.   Average balances on short term investments such as interest bearing bank balances and federal funds sold increased $7.2 million and $15.6 million, respectively when comparing the six months and quarters ended December 31, 2010 and 2009.   The yield on interest bearing bank balances decreased 10 basis points when comparing the six months ended December 31, 2010 and 2009, and decreased 8 basis points when comparing the quarters ended December 31, 2010 and 2009.  The yield on federal funds sold increased 10 basis points when comparing the six months ended December 31, 2010 and 2009, and increased 15 basis points when comparing the quarters ended December 31, 2010 and 2009.

INTEREST EXPENSE

Interest expense amounted to $2.4 million for the six months ended December 31, 2010, as compared to $2.8 million for the six months ended December 31, 2009, a decrease of $449,000.  Interest expense amounted to $1.2 million for the quarter ended December 31, 2010, as compared to $1.4 million for the quarter ended December 31, 2009, a decrease of $211,000.  Decreases in rates on interest-bearing liabilities had the greatest impact on overall interest expense on the quarter and six months ended December 31, 2010 as compared to December 31, 2009.

As illustrated in the Rate/Volume Analysis Table, interest expense was reduced $610,000 and $319,000 when comparing the six months and quarters ended December 31, 2010 and 2009, respectively, due to decreases of 34 basis points and 36 basis points, respectively, in the average rate on interest-bearing liabilities in those same periods.  This decrease was partially offset by a $161,000 and $108,000 increase in interest expense due to a $38.1 million and $53.6 million increase in average balances when comparing the six months and quarters ended December 31, 2010 and 2009, respectively.

The average rate paid on NOW deposits decreased 58 basis points and 63 basis points, respectively, when comparing the six months and quarters ended December 31, 2010 and 2009. The average balance of such accounts grew by $23.3 million for the six months ended December 31, 2010 and increased by $36.8 million for the quarter ended December 31, 2010.  The average balance of certificates of deposit grew by $138,000 and the average rate paid decreased by 26 basis points when comparing the six months ended December 31, 2010 and 2009.  The average balance of certificates of deposit grew by $794,000 and the average rate paid decreased by 18 basis points when comparing the quarters ended December 31, 2010 and 2009.  The average balance of savings and money market deposits increased by $16.7 million when comparing the six months ended December 31, 2010 and 2009 and increased by $19.3 million when comparing the quarters ended December 31, 2010 and 2009. The average rate paid on savings and money markets decreased 11 basis points and 13 basis points when comparing the six months and quarters ended December 31, 2010 and 2009, respectively.   The average balance of borrowings decreased $2.0 million and $3.2 million when comparing the six months and quarters ended December 31, 2010 and 2009.  The rate paid on these borrowings increased 5 basis points and 38 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income increased $1.1 million to $9.7 million for the six months ended December 31, 2010 compared to $8.6 million for the six months ended December 31, 2009 and increased $547,000 to $4.9 million for the quarter ended December 31, 2010 compared to $4.4 million for the quarter ended December 31, 2009.     Net interest spread increased 11 basis points to 3.75% for the six months ended December 31, 2010 from 3.64% for the six months ended December 31, 2009, and remained constant at 3.65% for the quarters ended December 31, 2010 and December 31, 2009.  Net interest margin increased 8 basis points to 3.92% for the six months ended December 31, 2010 from 3.84% for the six months ended December 31, 2009, and decreased 5 basis points to 3.80% for the quarter ended December 31, 2010 as compared to 3.85% for the quarter ended December 31, 2009.  The increase in average balances of loans and securities, along with a decrease in rates paid on deposit accounts, primarily led to an increase in net interest income when comparing the six months and quarters ended December 31, 2010 and 2009.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.   The provision for loan losses amounted to $836,000 and $677,000 for the six months ended December 31, 2010 and 2009, respectively, an increase of $159,000 or 23.5%.  The provision for loan losses amounted to $483,000 and $429,000 for the quarters ended December 31, 2010 and 2009, respectively, an increase of $54,000, or 12.6%.  The increase in the level of provision was partially a result of the shift to a greater level of commercial loans, and an increase in the amount of nonperforming assets. The commercial real estate and commercial loan portfolio has grown as a percent of total loans from 24.1% at December 31, 2009 to 25.6% at December 31, 2010.   Generally, commercial loans are considered to have greater credit risk, and require a higher level of allowance for loan loss.   Nonperforming assets amounted to $6.2 million and $3.6 million at December 31, 2010 and 2009, respectively, an increase of $2.6 million or 72.2%.  Of this increase, $1.3 million was in residential mortgage loans, $605,000 was in commercial real estate loans, and $457,000 was in multi-family loans.  Net charge-offs amounted to $211,000 and $419,000 for the six months ended December 31, 2010 and 2009, respectively.  The increase in the level of nonperforming assets reflected the decline in the overall economy. As a result, the level of allowance for loan losses to total loans receivable has been increased to 1.55% as of December 31, 2010 as compared to 1.28% as of December 31, 2009.  At December 31, 2010, nonperforming assets were 1.16% of total assets and nonperforming loans were 2.01% of total loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased only $23,000, and $124,000 when comparing the six months and quarters ended December 31, 2010 and 2009, respectively.  Noninterest income amounted to $2.5 million and $1.4 million for the six months and quarter ended December 31, 2010, respectively. The Company recorded a net gain on sale of investments during the quarter ended December 31, 2010 totaling $212,000 and a net loss on sale of investments during the quarter ended December 31, 2009 totaling $5,000.   Excluding these items, noninterest income decreased $194,000 when comparing the six months ended December 31, 2010 and 2009, and $93,000 when comparing the quarters ended December 31, 2010 and 2009. These decreases were primarily the result of lower service charges on deposit accounts, primarily NSF fees, which decreased $333,000 and $152,000 for the six months and quarters ended December 31, 2010 and 2009, respectively.  Debit card fees increased $92,000 and $43,000 when comparing the six months and quarters ended December 31, 2010 and 2009 as a result of a higher volume of transactions due to growth in the number of checking accounts with debit cards.

NONINTEREST EXPENSE

Noninterest expense increased $560,000 or 8.4% to $7.2 million for the six months ended December 31, 2010 as compared to $6.7 million for the six months ended December 31, 2009.  Noninterest expense increased $414,000 or 12.5% to $3.7 million for the quarter ended December 31, 2010 as compared to $3.3 million for the quarter ended December 31, 2009. The increases for both the six months and the quarter ended December 31, 2010 was primarily the result of an increase in salaries and benefits as well as higher advertising and promotional expenses due to the opening of the new Germantown branch in October 2010.

INCOME TAXES

The provision for income taxes reflected the expected tax associated with the revenue generated for the given period and certain regulatory requirements.  The effective tax rate was 34.3% for the six months ended December 31, 2010, compared to 34.5% for the six months ended December 31, 2009.  The effective tax rate was 34.2% for the quarter ended December 31, 2010, compared to 34.4% for the quarter ended December 31, 2009.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $11.8 million at December 31, 2010.  The unused portion of overdraft lines of credit amounted to $713,000, the unused portion of home equity lines of credit amounted to $8.8 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $7.1 million at December 31, 2010.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2010 and June 30, 2010.  Consolidated shareholders’ equity represented 8.6% of total assets at December 31, 2010 and 9.0% of total assets of June 30, 2010.

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
                               b) There were no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors during the period covered by this Form 10-Q.

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

Date:  February 14, 2011

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 14, 2011

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

Date: February 14, 2011                                                                           /s/ Donald E. Gibson
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

Date: February 14, 2011                                                                           /s/ Michelle M. Plummer
          Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 2010 and that to the best of his knowledge:

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

Date: February 14, 2011                                                                           /s/ Donald E. Gibson
          Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 2010 and that to the best of her knowledge:

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

Date: February 14, 2011                                                                           /s/ Michelle M. Plummer
          Michelle M. Plummer
Executive Vice President, Chief Financial Officer and Chief Operating Officer