Form 10-Q
period 2011-03-31
GREENE COUNTY BANCORP INC
filed 2011-05-16
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes: ___    No:     X

As of May 13, 2011, the registrant had 4,145,828 shares of common stock outstanding at $ .10 par value per share.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	26-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39-40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	[Removed and Reserved]	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

	Signatures	41

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
		42 43 44 45

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2011 and June 30, 2010
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2011	June 30, 2010
Cash and due from banks	$24,761	$9,253
Federal funds sold	3,835	390
Total cash and cash equivalents	28,596	9,643

Long term certificate of deposit	---	1,000
Securities available for sale, at fair value	94,938	89,805
Securities held to maturity, at amortized cost	117,634	77,520
Federal Home Loan Bank stock, at cost	1,232	1,866

Loans	301,071	299,200
Allowance for loan losses	(4,876)	(4,024)
Unearned origination fees and costs, net	456	406
Net loans receivable	296,651	295,582

Premises and equipment	15,515	14,804
Accrued interest receivable	2,828	2,731
Foreclosed real estate	563	---
Prepaid expenses and other assets	2,487	2,372
Total assets	$560,444	$495,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$48,959	$44,239
Interest bearing deposits	449,890	377,493
Total deposits	498,849	421,732

Borrowings from FHLB, short-term	---	9,100
Borrowings from FHLB, long-term	12,000	17,000
Accrued expenses and other liabilities	2,864	2,988
Total liabilities	513,713	450,820

Shareholders’ equity:
Preferred stock,
Authorized - 1,000,000 shares; Issued - None	---	---
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares
Issued - 4,305,670 shares
Outstanding - 4,145,828 shares at March 31, 2011
4,118,912 shares at June 30, 2010;	431	431
Additional paid-in capital	10,945	10,666
Retained earnings	36,282	33,692
Accumulated other comprehensive income	279	1,123
Treasury stock, at cost 159,842 shares at March 31, 2011
186,758 shares at June 30, 2010	(1,206)	(1,409)
Total shareholders’ equity	46,731	44,503
Total liabilities and shareholders’ equity	$560,444	$495,323
See notes to consolidated financial statements.

        Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2011 and 2010
(Unaudited)
 (In thousands, except share and per share amounts)
Interest income:	2011	2010
Loans	$13,434	$12,830
Investment securities - taxable	875	852
Mortgage-backed securities	2,821	2,805
Investment securities - tax exempt	879	783
Interest bearing deposits and federal funds sold	32	13
Total interest income	18,041	17,283

Interest expense:
Interest on deposits	3,007	3,596
Interest on borrowings	422	486
Total interest expense	3,429	4,082

Net interest income	14,612	13,201
Provision for loan losses	1,179	984
Net interest income after provision for loan losses	13,433	12,217

Non-interest income:
Service charges on deposit accounts	1,733	2,105
Debit card fees	925	784
Investment services	199	207
E-commerce fees	83	78
Net gain (loss) on sale of available-for-sale securities	233	(5)
Other operating income	390	355
Total non-interest income	3,563	3,524

Non-interest expense:
Salaries and employee benefits	6,025	5,353
Occupancy expense	973	945
Equipment and furniture expense	401	487
Service and data processing fees	1,111	999
Computer software, supplies and support	207	258
Advertising and promotion	245	192
FDIC insurance premiums	468	422
Legal and professional fees	273	315
Other	1,358	1,245
Total non-interest expense	11,061	10,216

Income before provision for income taxes	5,935	5,525
Provision for income taxes	2,020	1,899
Net income	$3,915	$3,626

Basic EPS	$0.95	$0.88
Basic average shares outstanding	4,131,052	4,110,014
Diluted EPS	$0.94	$0.88
Diluted average shares outstanding	4,162,716	4,135,000
Dividends per share	$0.725	$0.51
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands, except share and per share amounts)
Interest income:	2011	2010
Loans	$4,388	$4,374
Investment securities - taxable	298	260
Mortgage-backed securities	998	993
Investment securities - tax exempt	303	267
Interest bearing deposits and federal funds sold	12	3
Total interest income	5,999	5,897

Interest expense:
Interest on deposits	962	1,130
Interest on borrowings	117	153
Total interest expense	1,079	1,283

Net interest income	4,920	4,614
Provision for loan losses	343	307
Net interest income after provision for loan losses	4,577	4,307

Non-interest income:
Service charges on deposit accounts	560	599
Debit card fees	306	257
Investment services	51	73
E-commerce fees	28	25
Net gain on sale of available-for-sale securities	21	---
Other operating income	136	132
Total non-interest income	1,102	1,086

Non-interest expense:
Salaries and employee benefits	2,054	1,792
Occupancy expense	362	333
Equipment and furniture expense	121	189
Service and data processing fees	413	343
Computer software, supplies and support	72	79
Advertising and promotion	55	77
FDIC insurance premiums	187	151
Legal and professional fees	92	130
Other	460	437
Total non-interest expense	3,816	3,531

Income before provision for income taxes	1,863	1,862
Provision for income taxes	624	636
Net income	$1,239	$1,226

Basic EPS	$0.30	$0.30
Basic average shares outstanding	4,142,160	4,116,779
Diluted EPS	$0.30	$0.30
Diluted average shares outstanding	4,172,127	4,137,447
Dividends per share	$0.175	$0.17
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)
	2011	2010
Net income	$3,915	$3,626

Other comprehensive (loss) income:
Securities:
Unrealized holding (losses) gains on available for sale securities, arising during the nine months ended March 31, 2011 and 2010,
net of income taxes of ($469) and $173, respectively.	(742)	274

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $21 and $31, respectively	34	50

Reclassification adjustment for (gain) loss on sale of available-for-sale securities realized in net income, net of income taxes
of ($90), and $2, respectively	(143)	3

Pension actuarial gain, net of tax	7	---

Other comprehensive (loss) income	(844)	327

Comprehensive income	$3,071	$3,953

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)
	2011	2010
Net income	$1,239	$1,226

Other comprehensive loss:
Securities:
Unrealized holding losses on available for sale securities, arising during the three months ended March 31, 2011 and 2010,
net of income taxes of ($172) and ($75), respectively.	(272)	(119)

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $7 and $13, respectively	11	21

Reclassification adjustment for (gain) loss on sale of available-for-sale securities realized in net income, net of income taxes
of ($8), and $0, respectively	(13)	---

Pension actuarial gain, net of tax	2	---
Other comprehensive loss	(272)	(98)

Comprehensive income	$967	$1,128
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid – In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance at
June 30, 2009	$431	$10,508	$30,045	$792	($1,512)	$40,264

Stock options exercised		(66)			103	37

Stock options compensation		168				168

Dividends declared			(921)			(921)

Net income			3,626			3,626

Total other comprehensive income, net of taxes				327		327
Balance at
March 31, 2010	$431	$10,610	$32,750	$1,119	($1,409)	$43,501

Balance at
June 30, 2010	$431	$10,666	$33,692	$1,123	($1,409)	$44,503

Stock options exercised		109			203	312

Tax effect of stock options		3				3

Stock options compensation		167				167

Dividends declared			(1,325)			(1,325)

Net income			3,915			3,915

Total other comprehensive (loss), net of taxes				(844)		(844)
Balance at
March 31, 2011	$431	$10,945	$36,282	$279	($1,206)	$46,731

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)	2011	2010
Cash flows from operating activities:
Net Income	$3,915	$3,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	536	700
Net amortization of premiums and discounts	767	616
Net amortization of deferred loan costs and fees	175	135
Provision for loan losses	1,179	984
Stock option compensation	167	168
Net (gain) loss on sale of available-for-sale securities	(233)	5
Net loss on sale of foreclosed real estate	---	8
Net (decrease) increase in accrued income taxes	(432)	1,007
Net increase in accrued interest receivable	(97)	(285)
Net decrease (increase) decrease in prepaid and other assets	320	(1,863)
Net increase (decrease) in other liabilities	421	(646)
Net cash provided by operating activities	6,718	4,455

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	7,411	7,000
Proceeds from sale of securities	7,729	1,820
Purchases of securities	(30,308)	(1,069)
Principal payments on securities	8,497	7,272
Securities held-to-maturity:
Proceeds from maturities	13,827	7,327
Purchases of securities	(58,412)	(9,403)
Principal payments on securities	4,086	4,523
Net redemption of Federal Home Loan Bank Stock	634	90
Maturity of long term certificate of deposit	1,000	---
Net increase in loans receivable	(2,986)	(21,253)
Proceeds from sale of foreclosed real estate	---	207
Purchases of premises and equipment	(1,247)	(358)
Net cash used in investing activities	(49,769)	(3,844)

Cash flows from financing activities:
Net decrease in short-term borrowings	(9,100)	(2,000)
Repayment of long-term borrowings	(5,000)	---
Payment of cash dividends	(1,325)	(921)
Proceeds from stock options exercised	312	37
Net increase in deposits	77,117	17,198
Net cash provided by financing activities	62,004	14,314

Net increase in cash and cash equivalents	18,953	14,925
Cash and cash equivalents at beginning of period	9,643	9,443
Cash and cash equivalents at end of period	$28,596	$24,368
Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$563	$65
Cash paid during the period:
Interest	$3,434	$4,082
Income taxes	2,453	943
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three and Nine Months Ended March 31, 2011 and 2010

(1)  Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2010 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three and nine months ended March 31, 2011 and 2010 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  To the extent that information and footnotes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2010, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2011.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)      Securities

Securities at March 31, 2011 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$28,441	$105	$771	$27,775
State and political subdivisions	6,820	246	---	7,066
Mortgage-backed securities-residential	29,338	800	174	29,964
Mortgage-backed securities-multi-family	21,798	991	---	22,789
Asset-backed securities	27	---	1	26
Corporate debt securities	6,887	322	---	7,209
Total debt securities	93,311	2,464	946	94,829
Equity securities and other	68	41	---	109
Total securities available-for-sale	93,379	2,505	946	94,938
Securities held-to-maturity:
U.S. treasury securities	11,070	---	20	11,050
U.S. government sponsored enterprises	4,997	23	---	5,020
State and political subdivisions	35,522	74	24	35,572
Mortgage-backed securities-residential	58,801	1,428	95	60,134
Mortgage-backed securities-multi-family	6,826	26	4	6,848
Other securities	418	---	---	418
Total securities held-to-maturity	117,634	1,551	143	119,042
Total securities	$211,013	$4,056	$1,089	$213,980

Securities at June 30, 2010 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$21,942	$234	$ ---	$22,176
State and political subdivisions	8,392	357	---	8,749
Mortgage-backed securities-residential	24,838	1,045	---	25,883
Mortgage-backed securities-multi-family	24,623	1,309	---	25,932
Asset-backed securities	33	---	1	32
Corporate debt securities	6,907	97	73	6,931
Total debt securities	86,735	3,042	74	89,703
Equity securities and other	67	35	---	102
Total securities available-for-sale	86,802	3,077	74	89,805
Securities held-to-maturity:
U.S. government sponsored enterprises	7,004	64	---	7,068
State and political subdivisions	29,821	25	---	29,846
Mortgage-backed securities-residential	36,277	1,362	---	37,639
Mortgage-backed securities-multi-family	4,058	11	---	4,069
Other securities	360	---	---	360
Total securities held-to-maturity	77,520	1,462	---	78,982
Total securities	$164,322	$4,539	$74	$168,787

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in thousands)
Securities available-for-sale:
U.S. government sponsored enterprises	$18,076	$771	$ ---	$ ---	$18,076	$771
Mortgage-backed securities-residential	6,788	174	---	---	6,788	174
Asset-backed securities	---	---	26	1	26	1
Total available-for-sale securities	24,864	945	26	1	24,890	946
Securities held-to-maturity:
U.S. treasury securities	9,053	20			9,053	20
State and political subdivisions	2,674	24	---	---	2,674	24
Mortgage-backed securities-residential	13,698	95	---	---	13,698	95
Mortgage-backed securities-multi-family	3,981	4	---	---	3,981	4
Total held-to-maturity securities	29,406	143	---	---	29,406	143
Total securities	$54,270	$1,088	$26	$1	$54,296	$1,089

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

At March 31, 2011, there was one security which has been in a continuous unrealized loss position for more than 12 months and 48 securities that had been in a continuous unrealized loss position for less than 12 months.    When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.  Management believes that the reasons for the decline in fair value were due to interest rates and widening credit spreads at the end of the quarter.

Gross realized gains and losses on sales of securities or other-than-temporary impairment of securities recognized in income during the nine months ended March 31, 2011 and 2010 are as follows:

	Nine months ended March 31,
(in thousands)	2011	2010
Gross realized gains	$233	$32
Gross realized losses	---	(37)
Other-than-temporary impairment losses	---	---
Net gains (losses) recognized	$233	$(5)

During the nine months ended March 31, 2011, the Company sold $6.6 million of securities issued by U.S. Government sponsored enterprises, and $1.1 million of mortgage-backed securities, which resulted in the recognition of a net gain of $233,000.  During the nine months ended March 31, 2010, the Company sold $1.8 million of corporate debt securities which resulted in the recognition of a net loss of $5,000.  There were no other-than-temporary impairment losses recognized during the three and nine months ended March 31, 2011 and 2010.

The estimated fair value of debt securities at March 31, 2011, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After	After
	In	One Year	Five Years
	One Year	Through	Through	After
(Dollars in thousands)	Or Less	Five Years	Ten Years	Ten Years	Total
Securities available-for-sale:
U.S. Government sponsored enterprises	$1,006	$19,631	$4,353	$2,785	$27,775
State and political subdivisions	443	6,274	349	---	7,066
Mortgage-backed securities-residential	357	1,866	6,214	21,527	29,964
Mortgage-backed securities-multi-family	---	19,895	2,894	---	22,789
Asset-backed securities	---	---	---	26	26
Corporate debt securities	---	2,920	4,007	282	7,209
Total debt securities	1,806	50,586	17,817	24,620	94,829
Equity securities	---	---	---	109	109
Total securities available-for-sale	1,806	50,586	17,817	24,729	94,938
Securities held-to-maturity:
U.S. treasury securities	---	11,050	---	---	11,050
U.S. government sponsored enterprises	---	3,014	2,006	---	5,020
State and political subdivisions	8,788	15,581	5,723	5,480	35,572
Mortgage-backed securities-residential	---	2,613	16,319	41,202	60,134
Mortgage-backed securities-multi-family	---	1,489	5,359	---	6,848
Other securities	20	3	---	395	418
Total securities held-to-maturity	8,808	33,750	29,407	47,077	119,042
Total securities	$10,614	$84,336	$47,224	$71,806	$213,980

As of March 31, 2011, securities with an aggregate fair value of $164.4 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters or nine months ended March 31, 2011 or 2010.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the quarter and nine months ended March 31, 2011.

(5)      Credit Quality of Loans and Allowance for Loan Losses

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.     Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans considered being of lesser quality.  Such ratings coincide with the "Substandard," "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a full loss reserve and/or charge-off is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."   Management also maintains a listing of loans designated “Watch.” These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk.

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

Loan balances by internal credit quality indicator as of March 31, 2011 are shown below.

(in thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$174,824	$483	$95	$3,214	$178,616
Commercial Real Estate	58,826	339	1,047	2,070	62,282
Residential Construction & Land	3,431	---	---	13	3,444
Commercial Construction	1,666	---	---	---	1,666
Multi-family	5,792	---	---	581	6,373
Home Equity	25,392	117	---	311	25,820
Commercial Business	17,717	233	698	148	18,796
Consumer Installment	4,029	4	---	41	4,074
Total Gross Loans	$291,677	$1,176	$1,840	$6,378	$301,071

Loan balances by internal credit quality indicator as of June 30, 2010 are shown below.

(in thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$178,851	$1,591	$97	$1,986	$182,525
Commercial Real Estate	50,343	740	2,408	1,095	54,586
Residential Construction & Land	6,688	---	---	13	6,701
Commercial Construction	2,656	---	---	---	2,656
Multi-family	5,441	---	---	594	6,035
Home Equity	26,300	105	---	197	26,602
Commercial Business	14,253	717	837	3	15,810
Consumer Installment	4,249	18	---	18	4,285
Total Gross Loans	$288,781	$3,171	$3,342	$3,906	$299,200

The Company had no loans classified Doubtful or Loss at March 31, 2011 or June 30, 2010.

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2011.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.   Loans on nonaccrual status totaled $6.3 million at March 31, 2011 of which $2.7 million were in the process of foreclosure and an additional $889,000 were making payments pursuant to a forbearance agreement.  Under the forbearance agreement, the customer has made arrangements with the Bank to bring the loan current over a specified period of time (resulting in an insignificant delay in repayment).  During this period, the Bank has agreed not to continue foreclosure proceedings.  Of the remaining $2.7 million in nonaccrual loans, $1.9 million were less than 90 days past due, or were current at March 31, 2011, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of March 31, 2011:

(in thousands)	30-59 days past due	60-89 days past due	More than 90 days past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$4,955	$1,225	$2,165	$8,345	$170,271	$178,616	$3,214
Commercial Real Estate	2,306	441	1,498	4,245	58,037	62,282	2,041
Residential Construction & Land	30	---	13	43	3,401	3,444	13
Commercial Construction	---	---	---	---	1,666	1,666	---
Multi-family	426	---	155	581	5,792	6,373	581
Home Equity	496	21	195	712	25,108	25,820	311
Commercial Business	1,011	---	83	1,094	17,702	18,796	148
Consumer Installment	83	22	7	112	3,962	4,074	41
Total Gross Loans	$9,307	$1,709	$4,116	$15,132	$285,939	$301,071	$6,349

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2010:

(in thousands)	30-59 days past due	60-89 days past due	More than 90 days past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$1,058	$1,093	$2,001	$4,152	$178,373	$182,525	$2,001
Commercial Real Estate	701	377	1,095	2,173	52,413	54,586	1,095
Residential Construction & Land	---	---	13	13	6,688	6,701	13
Commercial Construction	---	---	---	---	2,656	2,656	---
Multi-family	---	---	594	594	5,441	6,035	594
Home Equity	17	9	197	223	26,379	26,602	197
Commercial Business	28	271	3	302	15,508	15,810	3
Consumer Installment	147	18	18	183	4,102	4,285	18
Total Gross Loans	$1,951	$1,768	$3,921	$7,640	$291,560	$299,200	$3,921

The Bank of Greene County had no accruing loans delinquent more than 90 days as of March 31, 2011 or June 30, 2010.

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired, especially small homogenous loan types, due to collateral adequacy.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

The tables below detail additional information on impaired loans for the periods indicated:

	As of March 31, 2011				For the nine months ended March 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$212	$276	$	---	$394	$4
With an allowance recorded:
Commercial real estate	373	373		93	374	6

	As of June 30, 2010				For the nine months ended March 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment		Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$212	$276	$	---	$	---	$	---
With an allowance recorded:
Residential mortgage	---	---		---		98		3

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.   For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated.

The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	Balance June 30, 2010	Charge-offs	Recoveries		Provision	Balance March 31, 2011
Residential mortgage	$1,427	$140	$	---	$443	$1,730
Commercial Real Estate	1,517	78		---	461	1,900
Residential Construction & Land	48	---		---	(23)	25
Commercial Construction	49	---		---	(18)	31
Multi-family	223	---		---	18	241
Home Equity	205	---		---	6	211
Consumer Installment	120	185		77	188	200
Commercial Business	435	9		8	104	538
Total	$4,024	$412		$85	$1,179	$4,876

	Allowance for Loan Loss	Loans Receivable
	Ending Balance March 31, 2011 Impairment Analysis		Ending Balance March 31, 2011 Impairment Analysis
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$---	$1,730	$---	$178,616
Commercial Real Estate	93	1,807	373	61,909
Residential Construction & Land	---	25	---	3,444
Commercial Construction	---	31	---	1,666
Multi-family	---	241	---	6,373
Home Equity	---	211	---	25,820
Consumer Installment	---	200	---	18,796
Commercial Business	---	538	---	4,074
Total	$93	$4,783	$373	$300,698

	Balance June 30, 2009	Charge-offs	Recoveries		Provision	Balance March 31, 2010
Residential mortgage	$1,439	$84	$	---	$114	$1,469
Commercial Real Estate	1,226	230		---	495	1,491
Residential Construction & Land	44	---		---	1	45
Commercial Construction	31	---		---	6	37
Multi-family	15	57		---	96	54
Home Equity	221	---		---	(16)	205
Consumer Installment	133	207		86	124	136
Commercial Business	311	65		18	164	428
Total	$3,420	$643		$104	$984	$3,865

(6)      Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2011 and June 30, 2010 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:
		Fair Value Measurements Using
	March 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$27,775	$ ---	$27,775	$	---
State and political subdivisions	7,066	---	7,066		---
Mortgage-backed securities-residential	29,964	21,238	8,726		---
Mortgage-backed securities-multi-family	22,789	22,789	---		---
Asset-backed securities	26	26	---		---
Corporate debt securities	7,209	7,209	---		---
Equity securities	109	109	---		---
Securities available-for-sale	$94,938	$51,371	$43,567	$	---

		Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$22,176	$---	$22,176	$---
State and political subdivisions	8,749	---	8,749	---
Mortgage-backed securities-residential	25,883	19,108	6,775	---
Mortgage-backed securities-multi-family	25,932	25,932	---	---
Asset-backed securities	32	32	---	---
Corporate debt securities	6,931	6,931	---	---
Equity securities	102	102	---	---
Securities available-for-sale	$89,805	$52,105	$37,700	$---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.   During the nine months ended March 31, 2011 there were no transfers of securities between Level 1 and Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  At March 31, 2011 loans subject to nonrecurring fair value measurement had a gross carrying amount of $373,000, and allocation of the allowance for loan losses of $93,000, and fair value of $280,000.   At June 30, 2010, no loans were recorded at fair value.  These loans are included in total non-performing assets.  Change in fair value of each of the impaired loans for the three and nine months ended March 31, 2011 was immaterial.  During the nine months ended March 31, 2011, one multi-family mortgage loan was transferred to foreclosed real estate (FRE) at its fair value of $200,000, and one residential mortgage loan was transferred at its fair value of $363,000.  No FRE was recorded at fair value at June 30, 2010.  No other financial assets or liabilities (such as FRE) were re-measured at March 31, 2011 or June 30, 2010 on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2011 and June 30, 2010, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(in thousands)	March 31, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$28,596	$28,596	$9,643	$9,643
Long term certificate of deposit	---	---	1,000	1,000
Securities available-for-sale	94,938	94,938	89,805	89,805
Securities held-to-maturity	117,634	119,042	77,520	78,982
Federal Home Loan Bank stock	1,232	1,232	1,866	1,866
Net loans	296,651	303,876	295,582	300,395
Accrued interest receivable	2,828	2,828	2,731	2,731
Deposits	498,849	499,601	421,732	422,693
Federal Home Loan Bank borrowings	12,000	12,530	26,100	26,791
Accrued interest payable	104	104	109	109

(7)      Earnings Per Share (“EPS”)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three and nine months ended March 31, 2011 and 2010.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Nine months ended
March 31, 2011	$3,915,000
Basic		4,131,052	$0.95
Effect of dilutive stock options		31,664	(0.01)
Diluted		4,162,716	$0.94

Nine months ended
March 31, 2010	$3,626,000
Basic		4,110,014	$0.88
Effect of dilutive stock options		24,986	(0.00)
Diluted		4,135,000	$0.88

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
March 31, 2011	$1,239,000
Basic		4,142,160	$0.30
Effect of dilutive stock options		29,967	(0.00)
Diluted		4,172,127	$0.30

Three months ended
March 31, 2010	$1,226,000
Basic		4,116,779	$0.30
Effect of dilutive stock options		20,668	(0.00)
Diluted		4,137,447	$0.30

(8)      Dividends

On January 18, 2011, the Board of Directors declared a quarterly cash dividend of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend was paid to stockholders of record as of February 15, 2011, on March 1, 2011. It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the shares it owns.

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

In July 2010, the FASB issued an amendment to its guidance on “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This update requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The amendments in this update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of these amendments did not have a material effect on our consolidated results of operations or financial position.

In January 2011, the FASB issued amendments to this guidance. The amendments temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. In April 2011, the FASB issued additional guidance regarding “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”.  This additional guidance clarifies which loan modifications constitute troubled debt restructurings.  It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This new guidance is to be effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

(11)      Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension costs (income) related to the defined benefit pension plan for the three and nine months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2011	2010	2011	2010
Interest cost	$51	$50	$153	$152
Expected return on plan assets	(55)	(53)	(165)	(161)
Amortization of net loss	7	2	23	6
Net periodic pension cost (income)	$3	$(1)	$11	$(3)

The Company made a $40,000 contribution during the nine months ended March 31, 2011 and does not expect to make any further contributions to the defined benefit pension plan during fiscal 2011.

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

The net periodic pension costs related to the SERP for the three and nine months ended March 31, 2011 were $13,000 and $39,000, respectively, consisting primarily of service costs.  Interest costs associated with this plan were not material for the three and nine months ended March 31, 2011.

(12)      Stock-Based Compensation

At March 31, 2011, Greene County Bancorp, Inc. had one stock-based compensation plan, which is described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2010.

The Company recognized $56,000, and $167,000 in compensation costs and related income tax benefit of $5,700 and $17,000 related to the 2008 Option Plan for the quarters and nine months ended March 31, 2011 and 2010 respectively.  At March 31, 2011, there was $74,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of four months.

A summary of the Company’s stock option activity and related information for its option plans for the nine months ended March 31, 2011 and 2010 is as follows:

	2011		2010
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	171,750	$12.36	196,660	$11.33
Exercised	(26,916)	11.61	(15,730)	$4.36
Forfeited	---	---	(9,180)	$3.94
Outstanding at period end	144,834	$12.50	171,750	$12.36
Exercisable at period end	90,338	$12.50	62,085	$12.11

The following table presents stock options outstanding and exercisable at March 31, 2011:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	90,338	7.50	$12.50

The total intrinsic value of the options exercised during the three and nine months ended March 31, 2011 was approximately $69,000, and $160,000, respectively, and for the three and nine months ended March 31, 2010 was approximately $52,000, and $164,000, respectively.  There were no stock options granted during the nine months ended March 31, 2011 and 2010.   The Company had 54,496 non-vested options outstanding at March 31, 2011 and 109,665 non-vested options outstanding at March 31, 2010.

(13)      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of March 31, 2011 and June 30, 2010 are presented in the following table:

(in thousands)
	March 31, 2011	June 30, 2010
Unrealized gains on available-for-sale securities, net of tax	$956	$1,841
Unrealized loss on securities transferred to held-to-maturity, net of tax	(82)	(116)
Net losses and past service liability for defined benefit plan, net of tax	(595)	(602)
Accumulated other comprehensive income	$279	$1,123

(14)      Subsequent events

On April 19, 2011, the Board of Directors declared a quarterly cash dividend of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 13, 2011, and will be paid on June 1, 2011.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the shares it owns.

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

Comparison of Financial Condition as of March 31, 2011 and June 30, 2010

ASSETS

Total assets of the Company were $560.4 million at March 31, 2011 as compared to $495.3 million at June 30, 2010, an increase of $65.1 million, or 13.1%.  Securities available for sale and held to maturity amounted to $212.6 million, or 37.9% of assets, at March 31, 2011 as compared to $167.3 million, or 33.8% of assets, at June 30, 2010, an increase of $45.3 million or 27.1%.   Net loans grew by $1.1 million or 0.4% to $296.7 million at March 31, 2011 as compared to $295.6 million at June 30, 2010.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $28.6 million at March 31, 2011 as compared to $9.6 million at June 30, 2010, an increase of $19.0 million.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, increased $45.3 million or 27.1% to $212.6 million at March 31, 2011 as compared to $167.3 million at June 30, 2010.  Securities purchases totaled $88.7 million during the nine months ended March 31, 2011 and consisted primarily of $17.5 million of state and political subdivision securities, $11.1 million in U.S. treasury securities, $18.9 million of U.S. government agency securities, and $41.1 million of mortgage-backed securities. Principal pay-downs and maturities amounted to $33.8 million, of which $12.6 million were mortgage-backed securities, $13.4 million were state and political subdivision securities and $7.8 million were U.S. government agency securities. During the nine months ended March 31, 2011, securities sold totaled $7.7 million consisting of securities issued by U.S. government sponsored enterprises and mortgage-backed securities, resulting in a gain on sale of $233,000.  Additionally, during the nine months ended March 31, 2011, unrealized net gains on securities decreased $1.4 million.  Greene County Bancorp, Inc. holds 20.0% of the securities portfolio at March 31, 2011 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
	March 31, 2011		June 30, 2010
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$27,775	13.1%	$22,176	13.3%
State and political subdivisions	7,066	3.3	8,749	5.2
Mortgage-backed securities-residential	29,964	14.1	25,883	15.5
Mortgage-backed securities-multifamily	22,789	10.7	25,932	15.5
Asset-backed securities	26	0.0	32	0.0
Corporate debt securities	7,209	3.4	6,931	4.1
Total debt securities	94,829	44.6	89,703	53.6
Equity securities and other	109	0.1	102	0.1
Total securities available-for-sale	94,938	44.7	89,805	53.7
Securities held-to-maturity:
U.S. treasury securities	11,070	5.2	---	---
U.S. government sponsored enterprises	4,997	2.3	7,004	4.2
State and political subdivisions	35,522	16.7	29,821	17.8
Mortgage-backed securities-residential	58,801	27.7	36,277	21.7
Mortgage-backed securities-multifamily	6,826	3.2	4,058	2.4
Other securities	418	0.2	360	0.2
Total securities held-to-maturity	117,634	55.3	77,520	46.3
Total securities	$212,572	100.0%	$167,325	100.0%

LOANS

Net loans receivable increased to $296.7 million at March 31, 2011 from $295.6 million at June 30, 2010, an increase of $1.1 million, or 0.4%.  The loan growth experienced during the nine months primarily consisted of $7.7 million in commercial real estate loans, and $3.0 million in commercial loans, and was partially offset by a $3.9 million decrease in residential mortgage loans, and a $4.2 million decrease in construction and land loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  It should be noted however that the Company is subject to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the consolidated results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  As of March 31, 2011, declines in home values have been modest in the Company’s market area. However, updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

	March 31, 2011		June 30, 2010
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Real estate mortgages:
Residential	$178,616	59.3%	$182,525	61.0%
Commercial	62,282	20.7	54,586	18.3
Construction and land	5,110	1.7	9,357	3.1
Multifamily	6,373	2.1	6,035	2.0
Total real estate mortgages	252,381	83.8	252,503	84.4
Home equity loans	25,820	8.6	26,602	8.9
Commercial loans	18,796	6.3	15,810	5.3
Installment loans	4,074	1.3	4,285	1.4
Total gross loans	301,071	100.0%	299,200	100.0%
Unearned origination fees and costs, net	456		406
Allowance for loan losses	(4,876)		(4,024)
Total net loans	$296,651		$295,582

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses and valuation of FRE.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County considers residential mortgages, home equity loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Commercial mortgage and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by net charge-offs.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Nine months ended
	March 31, 2011	March 31, 2010

Balance at the beginning of the period	$4,024	$3,420
Charge-offs:
Real estate mortgages:
Residential	140	84
Commercial	78	230
Multifamily	---	57
Commercial loans	9	65
Installment loans	185	207
Total loans charged off	412	643

Recoveries:
Real estate mortgages:
Residential	---	---
Commercial loans	8	18
Installment loans	77	86
Total recoveries	85	104

Net charge-offs	327	539

Provisions charged to operations	1,179	984
Balance at the end of the period	$4,876	$3,865

Ratio of annualized net charge-offs to average loans outstanding	0.15%	0.26%
Ratio of annualized net charge-offs to nonperforming assets	6.31%	24.44%
Allowance for loan losses to nonperforming loans	76.80%	123.21%
Allowance for loan losses to total loans receivable	1.62%	1.33%

Nonaccrual Loans and Nonperforming Assets

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.    The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of the nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired, especially small homogenous loan types, due to collateral adequacy.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.  For further discussion and detail regarding the Allowance for Loan Losses and impaired loans please refer to Footnote (5) Credit Quality of Loans and Allowance for Loan Losses. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be nonperforming.  The Bank of Greene County had no accruing loans delinquent more than 90 days at March 31, 2011 or June 30, 2010.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At
(Dollars in thousands)	March 31, 2011	June 30, 2010
Nonaccrual loans:
Real estate mortgages:
Residential	$3,214	$2,001
Commercial	2,041	1,095
Construction and land	13	13
Multi-family	581	594
Home equity loans	311	197
Commercial loans	148	3
Installment loans	41	18
Total nonaccrual loans	6,349	3,921
Foreclosed real estate:
Residential	363	---
Multi-family	200	---
Foreclosed real estate	563	---
Total nonperforming assets	$6,912	$3,921

Total nonperforming assets as a percentage of total assets	1.23%	0.79%
Total nonperforming loans to total loans, net	2.14%	1.33%

The table below details additional information related to nonaccrual loans for the nine months ended March 31:

(In thousands)	2011	2010
Interest income that would have been recorded if loans had been performing in accordance with original terms	$458	$239
Interest income that was recorded on nonaccrual loans during the quarter ended	176	72

The table below details additional information on impaired loans as of March 31:
(In thousands)	2011	2010
Balance of impaired loans, with a valuation allowance	$373	$	---
Allowance relating to impaired loans included in allowance for loan losses	93		---
Balance of impaired loans, without a valuation allowance	212		---
Average balance of impaired loans for the nine months ended	768		98
Interest income recorded on impaired loans during the nine months ended	10		3

Nonperforming assets amounted to $6.9 million at March 31, 2011 and $3.9 million as of June 30, 2010, an increase of approximately $3.0 million or 76.9% and total impaired loans amounted to $585,000 at March 31, 2011.  There were no impaired loans at March 31, 2010.  It should be noted that total impaired loans increased $373,000 or 175.9% since June 30, 2010 at which time the balance amounted to $212,000 consisting of one loan.  This growth has been the result of adverse changes within the economy and increases in local unemployment.  A charge-off of $137,000 was recognized during the nine months ended March 31, 2011 to write down an impaired loan to its fair value.  This loan has subsequently been transferred to foreclosed assets during the quarter ended March 31, 2011.   Loans on nonaccrual status totaled $6.3 million at March 31, 2011 of which $2.7 million were in the process of foreclosure and an additional $889,000 were making payments pursuant to a forbearance agreement.  Under the forbearance agreement, the customer has made arrangements with the Bank to bring the loan current over a specified period of time (resulting in an insignificant delay in repayment).  During this period, the Bank has agreed not to continue foreclosure proceedings.  Of the remaining $2.7 million in nonaccrual loans, $1.9 million were less than 90 days past due, or were current at March 31, 2011, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.  The majority of The Bank of Greene County loans, including most nonaccrual loans as of March 31, 2011, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired, especially small homogenous loan types, due to collateral adequacy.  These loans are included in total non-performing assets.

DEPOSITS

Total deposits increased to $498.8 million at March 31, 2011 from $421.7 million at June 30, 2010, an increase of $77.1 million, or 18.3%.  This increase was primarily the result of an increase of $63.4 million in balances at the Company’s Commercial Bank subsidiary due primarily to the annual collection of taxes by several local school districts.  Interest bearing checking accounts (NOW accounts) increased $46.9 million or 38.6% to $168.3 million at March 31, 2011 as compared to $121.4 million at June 30, 2010.     Savings deposits increased $7.6 million to $102.8 million, money market deposits increased $20.2 million to $84.1 million and noninterest bearing deposits increased $4.7 million to $49.0 million at March 31, 2011.   Certificates of deposit balances decreased $2.2 million between June 30, 2010 and March 31, 2011.

(Dollars in thousands)
	At March 31, 2011	Percentage of Portfolio	At June 30, 2010	Percentage of Portfolio
Noninterest bearing deposits	$48,959	9.8%	$44,239	10.5%
Certificates of deposit	94,722	19.0	96,909	23.0
Savings deposits	102,818	20.6	95,249	22.6
Money market deposits	84,053	16.9	63,899	15.1
NOW deposits	168,297	33.7	121,436	28.8
Total deposits	$498,849	100.0%	$421,732	100.0%

BORROWINGS

At March 30, 2011, The Bank of Greene County had pledged approximately $154.3 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $137.3 million at March 31, 2011, of which $12.0 million in term borrowings was outstanding at March 31, 2011.   Interest rates on overnight borrowings are determined at the time of borrowing.   As a result of growth in deposits during the nine months ended March 31, 2011, short-term borrowings of $9.1 million at June 30, 2011 were repaid.  There were no overnight borrowings outstanding at March 31, 2011.  Also during the nine months and quarter ended March 31, 2011, $5.0 million in term borrowings matured and were repaid.   Term borrowings consisted of $7.0 million of fixed rate, fixed term advances with a weighted average rate of 3.49% and a weighted average maturity of 25 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate and a maturity of 27 months at March 31, 2011, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At March 31, 2011, approximately $6.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at March 31, 2011.

On October 8, 2010, The Bank of Greene County established an unsecured line of credit with Atlantic Central Bankers Bank for $6 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At March 31, 2011 and June 30, 2010 there were no balances outstanding with Atlantic Central Bankers Bank.

Scheduled maturities of term borrowings at March 31, 2011 were as follows:
(In thousands)
Fiscal year end
2012	$3,000
2013	1,000
2014	6,000
2015	2,000
$12,000

EQUITY
Shareholders’ equity increased to $46.7 million at March 31, 2011 from $44.5 million at June 30, 2010, as net income of $3.9 million was partially offset by dividends declared and paid of $1.3 million. Additionally, shareholders’ equity decreased $844,000 as a result of a decrease in other comprehensive income.  Other changes in equity, totaling a $482,000 increase, were the result of activities associated with the various stock-based compensation plans of the Company, including the 2000 and 2008 Stock Option Plans.

Comparison of Operating Results for the Nine Months and Quarter Ended March 31, 2011 and 2010

Average Balance Sheet

The following tables set forth certain information relating to Greene County Bancorp, Inc. for the nine months and quarters ended March 31, 2011 and 2010.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

                                                                                     Nine Months Ended March 31, 2011 and 2010

(Dollars in thousands)	2011	2011	2011	2010	2010	2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$301,333	$13,434	5.94%	$282,579	$12,830	6.05%
Securities2	186,406	4,510	3.23	157,430	4,377	3.70
Federal funds	3,917	6	0.20	2,744	2	0.10
Interest bearing bank balances	11,771	26	0.30	4,725	11	0.31
FHLB stock	1,456	65	5.95	1,483	63	5.66
Total interest earning assets	504,883	18,041	4.76%	448,961	17,283	5.13%
Cash and due from banks	7,190			6,521
Allowance for loan losses	(4,382)			(3,625)
Other non-interest earning assets	18,845			18,315
Total assets	$526,536			$470,172

Interest bearing liabilities:
Savings and money market deposits	$164,537	$837	0.68%	$145,612	$867	0.79%
NOW deposits	153,256	753	0.66	123,888	1,140	1.22
Certificates of deposit	96,780	1,417	1.95	96,703	1,589	2.19
Borrowings	16,981	422	3.31	20,307	486	3.19
Total interest bearing liabilities	431,554	3,429	1.06%	386,510	4,082	1.41%
Non-interest bearing deposits	46,663			39,446
Other non-interest bearing liabilities	2,539			2,269
Shareholders’ equity	45,780			41,947
Total liabilities and equity	$526,536			$470,172

Net interest income		$14,612			$13,201

Net interest rate spread			3.70%			3.72%

Net earning assets	$73,329			$62,451

Net interest margin			3.86%			3.92%

Average interest earning assets to
average interest bearing liabilities			116.99%			116.16%

___________________________________________________
1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

                                                                              Quarter Ended March 31, 2011 and 2010

(Dollars in thousands)	2011	2011	2011	2010	2010	2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$300,242	$4,388	5.85%	$289,112	$4,374	6.05%
Securities2	205,145	1,578	3.08	152,897	1,499	3.92
Federal funds	4,628	3	0.26	1,788	1	0.22
Interest bearing bank balances	13,784	9	0.26	6,233	2	0.13
FHLB stock	1,297	21	6.48	1,445	21	5.81
Total interest earning assets	525,096	5,999	4.57%	451,475	5,897	5.22%
Cash and due from banks	7,270			6,616
Allowance for loan losses	(4,653)			(3,738)
Other non-interest earning assets	19,576			19,517
Total assets	$547,289			$473,870

Interest bearing liabilities:
Savings and money market deposits	$171,717	$269	0.63%	$148,298	$279	0.75%
NOW deposits	166,856	249	0.60	125,052	360	1.15
Certificates of deposit	95,581	444	1.86	95,630	491	2.05
Borrowings	13,444	117	3.48	19,399	153	3.15
Total interest bearing liabilities	447,598	1,079	0.96%	388,379	1,283	1.32%
Non-interest bearing deposits	50,954			39,951
Other non-interest bearing liabilities	2,460			2,524
Shareholders’ equity	46,277			43,016
Total liabilities and equity	$547,289			$473,870

Net interest income		$4,920			$4,614

Net interest rate spread			3.61%			3.90%

Net earning assets	$77,498			$63,096

Net interest margin			3.75%			4.09%

Average interest earning assets to
average interest bearing liabilities			117.31%			116.25%

___________________________________________
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

	Nine Months Ended March 31,			Three Months Ended March 31,
(Dollars in thousands)	2011 versus 2010			2011 versus 2010
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase/	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Loans receivable, net1	$840	$(236)	$604	$163	$(149)	$14
Securities2	735	(602)	133	443	(364)	79
Federal funds	1	3	4	2	---	2
Interest-bearing bank balances	15	---	15	4	3	7
FHLB stock	(1)	3	2	(2)	2	---
Total interest-earning assets	1,590	(832)	758	610	(508)	102

Interest-bearing liabilities:
Savings and money market deposits	102	(132)	(30)	39	(49)	(10)
NOW deposits	223	(610)	(387)	96	(207)	(111)
Certificates of deposit	1	(173)	(172)	---	(47)	(47)
Borrowings	(82)	18	(64)	(51)	15	(36)
Total interest-bearing liabilities	244	(897)	(653)	84	(288)	(204)
Net interest income	$1,346	$65	$1,411	$526	$(220)	$306

______________________________________________
1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 0.99% for the nine months and 0.91% for the quarter ended March 31, 2011 as compared to 1.03% for the nine months and the quarter ended March 31, 2010.  Annualized return on average equity decreased to 11.40% for the nine months and decreased to 10.71% for the quarter ended March 31, 2011 as compared to 11.53% for the nine months and 11.40% for the quarter ended March 31, 2010.  The decrease in return on average assets and return on average equity was primarily the result of higher noninterest expense, partially offset by slower growth in net interest income resulting in a narrowing of the net interest spread and net interest margin.   Net income amounted to $3.9 million and $3.6 million for the nine months ended March 31, 2011 and 2010, respectively, an increase of $289,000 or 8.0% and amounted to $1.2 million for both the quarters ended March 31, 2011 and 2010.   Average assets increased $56.3 million, or 12.0% to $526.5 million for the nine months ended March 31, 2011 as compared to $470.2 million for the nine months ended March 31, 2010.  Average equity increased $3.9 million, or 9.3%, to $45.8 million for the nine months ended March 31, 2011 as compared to $41.9 million for the nine months ended March 31, 2010.  Average assets increased $73.4 million, or 15.5% to $547.3 million for the quarter ended March 31, 2011 as compared to $473.9 million for the quarter ended March 31, 2010.  Average equity increased $3.3 million, or 7.7% to $46.3 million for the quarter ended March 31, 2011 as compared to $43.0 million for the quarter ended March 31, 2010.

INTEREST INCOME

Interest income amounted to $18.0 million for the nine months ended March 31, 2011 as compared to $17.3 million for the nine months ended March 31, 2010, an increase of $758,000 or 4.4%.  Interest income amounted to $6.0 million for the quarter ended March 31, 2011 as compared to $5.9 million for the quarter ended March 31, 2010, an increase of $102,000 or 1.7%.  The increase in loan and securities volume had the greatest impact on interest income when comparing the nine months and quarters ended March 31, 2011 and 2010.  Average loan balances increased $18.7 million for the nine months ended March 31, 2011 as compared to March 31, 2010 while the yield decreased by 11 basis points when comparing the same periods.  Average loan balances increased $11.1 million for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 and the yield decreased by 20 basis points when comparing the same periods.  Average securities balances increased $29.0 million for the nine months ended March 31, 2011 as compared to March 31, 2010 while the yield decreased by 47 basis points when comparing the same periods.  Average securities balances increased $52.2 million for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 and the yield decreased 84 basis points when comparing the same periods.   Average balances on short term investments such as interest bearing bank balances and federal funds sold increased $8.2 million and $10.4 million, respectively, when comparing the nine months and quarters ended March 31, 2011 and 2010.   The yield on interest bearing bank balances decreased one basis point when comparing the nine months ended March 31, 2011 and 2010, and increased 13 basis points when comparing the quarters ended March 31, 2011 and 2010.  The yield on federal funds sold increased 10 basis points when comparing the nine months ended March 31, 2011 and 2010, and increased 4 basis points when comparing the quarters ended March 31, 2011 and 2010.

INTEREST EXPENSE

Interest expense amounted to $3.4 million for the nine months ended March 31, 2011, as compared to $4.1 million for the nine months ended March 31, 2010, a decrease of $653,000.  Interest expense amounted to $1.1 million for the quarter ended March 31, 2011, as compared to $1.3 million for the quarter ended March 31, 2010, a decrease of $204,000.  Decreases in rates on interest-bearing liabilities had the greatest impact on overall interest expense on the quarter and nine months ended March 31, 2011 as compared to March 31, 2010.

As illustrated in the Rate/Volume Analysis Table, interest expense was reduced $897,000 and $288,000 when comparing the nine months and quarters ended March 31, 2011 and 2010, respectively, due to decreases of 35 basis points and 36 basis points, respectively, in the average rate on interest-bearing liabilities in those same periods.  This decrease was partially offset by a $244,000 and $84,000 increase in interest expense due to a $45.0 million and $59.2 million increase in average balances when comparing the nine months and quarters ended March 31, 2011 and 2010, respectively.

The average rate paid on NOW deposits decreased 56 basis points and 55 basis points, respectively, when comparing the nine months and quarters ended March 31, 2011 and 2010. The average balance of such accounts grew by $29.4 million for the nine months ended March 31, 2011 and increased by $41.8 million for the quarter ended March 31, 2011.  The average balance of certificates of deposit grew by $77,000 and the average rate paid decreased by 24 basis points when comparing the nine months ended March 31, 2011 and 2010.  The average balance of certificates of deposit decreased by $49,000 and the average rate paid decreased by 19 basis points when comparing the quarters ended March 31, 2011 and 2010.  The average balance of savings and money market deposits increased by $18.9 million when comparing the nine months ended March 31, 2011 and 2010 and increased by $23.4 million when comparing the quarters ended March 31, 2011 and 2010. The average rate paid on savings and money markets decreased 11 basis points and 12 basis points when comparing the nine months and quarters ended March 31, 2011 and 2010, respectively.   The average balance of borrowings decreased $3.3 million and $6.0 million when comparing the nine months and quarters ended March 31, 2011 and 2010.  The rate paid on these borrowings increased 12 basis points and 33 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income increased $1.4 million to $14.6 million for the nine months ended March 31, 2011 compared to $13.2 million for the nine months ended March 31, 2010 and increased $306,000 to $4.9 million for the quarter ended March 31, 2011 compared to $4.6 million for the quarter ended March 31, 2010.     Net interest spread decreased 2 basis points to 3.70% for the nine months ended March 31, 2011 from 3.72% for the nine months ended March 31, 2010, and decreased 29 basis points to 3.61% for the quarter ended March 31, 2011 from 3.90% for the quarter ended March 31, 2010.  Net interest margin decreased 6 basis points to 3.86% for the nine months ended March 31, 2011 from 3.92% for the nine months ended March 31, 2010, and decreased 34 basis points to 3.75% for the quarter ended March 31, 2011 as compared to 4.09% for the quarter ended March 31, 2010.  The increase in average balances of loans and securities, along with a decrease in rates paid on deposit accounts, partially offset by decreases in yields from earning assets, primarily led to an increase in net interest income when comparing the nine months and quarters ended March 31, 2011 and 2010.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.   The provision for loan losses amounted to $1.2 million and $1.0 million for the nine months ended March 31, 2011 and 2010, respectively, an increase of $195,000 or 19.8%.  The provision for loan losses amounted to $343,000 and $307,000 for the quarters ended March 31, 2011 and 2010, respectively, an increase of $36,000, or 11.7%.  The increase in the level of provision was partially a result of the shift to a greater level of commercial real estate and commercial loans, and an increase in the amount of nonperforming assets, primarily in residential mortgages and commercial real estate loans. The commercial real estate and commercial loan portfolio has grown as a percent of total loans from 24.8% at March 31, 2010 to 27.0% at March 31, 2011.   Generally, commercial loans are considered to have greater credit risk, and require a higher level of allowance for loan loss.   Nonperforming assets amounted to $6.9 million and $3.2 million at March 31, 2011 and 2010, respectively, an increase of $3.7 million or 115.6%.  Of this increase, $1.3 million was in residential mortgage loans, $1.2 million was in commercial real estate loans, and $453,000 was in multi-family loans. Foreclosed assets increased $563,000 from March 31, 2010 to March 31, 2011. Net charge-offs amounted to $327,000 and $539,000 for the nine months ended March 31, 2011 and 2010, respectively.  The increase in the level of nonperforming assets reflected the decline in the overall economy. As a result, the level of allowance for loan losses to total loans receivable has been increased to 1.62% as of March 31, 2011 as compared to 1.33% as of March 31, 2010.  At March 31, 2011 and June 30, 2010, nonperforming assets were 1.23% and 0.79%, respectively, of total assets and nonperforming loans were 2.14% and 1.33%, respectively, of total loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $39,000 and $16,000 when comparing the nine months and quarters ended March 31, 2011 and 2010, respectively.  Noninterest income amounted to $3.6 million and $1.1 million for the nine months and quarter ended March 31, 2011, respectively. The Company recorded a net gain on sale of investments during the nine months and quarter ended March 31, 2011 totaling $233,000 and $21,000, respectively and a net loss on sale of investments during the nine months ended March 31, 2010 totaling $5,000.   Excluding these items, noninterest income decreased $199,000 when comparing the nine months ended March 31, 2011 and 2010, and $5,000 when comparing the quarters ended March 31, 2011 and 2010. These decreases were primarily the result of lower service charges on deposit accounts, primarily NSF fees, which decreased $372,000 and $39,000 for the nine months and quarters ended March 31, 2011 and 2010, respectively, resulting from changes implemented related to the Company’s overdraft protection program.  Debit card fees increased $141,000 and $49,000 when comparing the nine months and quarters ended March 31, 2011 and 2010, respectively, as a result of a higher volume of transactions due to growth in the number of checking accounts with debit cards.

NONINTEREST EXPENSE

Noninterest expense increased $845,000 or 8.3% to $11.1 million for the nine months ended March 31, 2011 as compared to $10.2 million for the nine months ended March 31, 2010.  Noninterest expense increased $285,000 or 8.1% to $3.8 million for the quarter ended March 31, 2011 as compared to $3.5 million for the quarter ended March 31, 2010. The increases for both the nine months and the quarter ended March 31, 2011 was primarily the result of an increase in salaries and benefits as well as higher advertising and promotional expenses due to the opening of the new Germantown branch in October 2010.   Noninterest expenses also increased during the nine months and quarter ended March 31, 2011 due to costs incurred related to foreclosed real estate.

INCOME TAXES

The provision for income taxes reflected the expected tax associated with the revenue generated for the given period and certain regulatory requirements.  The effective tax rate was 34.0% for the nine months ended March 31, 2011, compared to 34.4% for the nine months ended March 31, 2010.  The effective tax rate was 33.5% for the quarter ended March 31, 2011, compared to 34.2% for the quarter ended March 31, 2010.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $9.9 million at March 31, 2011.  The unused portion of overdraft lines of credit amounted to $739,000, the unused portion of home equity lines of credit amounted to $9.1 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $7.9 million at March 31, 2011.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2011 and June 30, 2010.  Consolidated shareholders’ equity represented 8.3% of total assets at March 31, 2011 and 9.0% of total assets of June 30, 2010.

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
No shares repurchased during the quarter ended March 31, 2011.

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

Date:  May 16, 2011

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 16, 2011

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

Date: May 16, 2011                                                                                  /s/ Donald E. Gibson
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

Date: May 16, 2011                                                                                  /s/ Michelle M. Plummer
         Michelle M. Plummer
Executive Vice President, Chief Financial Officer, and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2011 and that to the best of his knowledge:

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

Date: May 16, 2011                                                                                  /s/ Donald E. Gibson
         Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2011 and that to the best of her knowledge:

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

Date: May 16, 2011                                                                                   /s/ Michelle M. Plummer
          Michelle M. Plummer
Executive Vice President, Chief Financial Officer, and Chief Operating Officer