Form 10-K
period 2011-06-30
GREENE COUNTY BANCORP INC
filed 2011-09-28
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011
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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ___NO    X

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
YES       X               NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES             NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES       X       NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   _____                                                                           Accelerated filer _____
Non-accelerated filer     _____                                                                           Smaller reporting company  _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ___           NO        X

As of December 31, 2010, there were issued and outstanding 4,135,495 shares of the Registrant's common stock of which 1,294,143 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $19.47 on December 31, 2010, the aggregate value of stock held by non-affiliates was $25,197,000.  As of September 28, 2011, there were issued and outstanding 4,145,282 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
1.      Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2011 (Part II).
2.  Proxy Statement for the 2011 Annual Meeting of Shareholders (Part II and III)

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

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a federally chartered savings bank.  A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (55.6%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.  In June 2004, The Bank of Greene County opened a new limited-purpose subsidiary, Greene County Commercial Bank.  The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.  In June 2011, The Bank of Greene County formed a new subsidiary, Greene Property Holdings, Ltd., which will beneficially own mortgages originated through The Bank of Greene County, and will elect under the Internal Revenue Code to be taxed as a real estate investment trust once all regulatory approvals have been received.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered entities was transferred to the Federal Reserve Board under the Dobb-Frank Act.  At June 30, 2011, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash totaling $2.3 million.  At June 30, 2011, 1,841,196 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 159,842 shares were held as Treasury stock and 2,304,632 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and monitoring its cash position.

At June 30, 2011, Greene County Bancorp, Inc. had consolidated total assets of $547.5 million, consolidated total deposits of $469.9 million, consolidated borrowings from the Federal Home Loan Bank of New York (FHLB) of $26.3 million and consolidated total equity of $48.1 million.

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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, nonresidential mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in investment securities, mortgage-backed and asset-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential  and nonresidential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. Through its affiliation with Fenimore Asset Management and Essex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the FHLB, and principal and interest payments on loans and securities.  At June 30, 2011, The Bank of Greene County had total assets of $433.6 million, total deposits of $358.4 million, borrowings from the Federal Home Loan Bank of New York (FHLB) of $26.3 million and total equity of $45.8 million.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law.  At June 30, 2011, Greene County Commercial Bank had $161.6 million in assets, $113.3 million in total deposits, $33.0 million in borrowings from The Bank of Greene County, and $14.8 million in total equity.

Greene County Commercial Bank’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene Property Holdings, Ltd.

Greene Property Holdings, Ltd. was formed in June 2011 as a New York corporation that will elect under the Internal Revenue Code to be taxed as a real estate investment trust.  The Bank of Greene County, once all regulatory approvals are received, will transfer beneficial ownership of certain mortgages and notes to Greene Property Holdings, Ltd. in exchange for 100% of the common stock of Greene Property Holdings, Ltd.    The Bank of Greene County will continue to service these mortgage customers pursuant to a management and servicing agreement with Greene Property Holdings, Ltd.
Greene Property Holdings, Ltd’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 56.0% of the issued and outstanding common stock of Greene County Bancorp, Inc.  Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $189,000, in cash and cash equivalents at June 30, 2011.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Market Area

The Bank of Greene County has been, and intends to continue to be, a community-oriented bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County currently operates twelve full-service banking offices in Greene County, Columbia County and southern Albany County, New York.  The Bank of Greene County's primary market area is currently concentrated around the areas within Greene County, Columbia County and southern Albany County where its full-service banking offices are located, namely the towns of Catskill, Cairo, Chatham, Coxsackie, Germantown, Greenport, Greenville, Hudson, Ravena-Coeymans, Tannersville and Westerlo.

As of the 2010 census estimates, the Greene County population was 49,000 and Columbia County was 63,000.  Greene County is primarily rural and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  The county has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County government and the Coxsackie Correctional Facilities are the largest employers in the County.  Other large employers within the Company’s market area include the Hunter Mountain and Ski Windham resort areas, LaFarge, Columbia Memorial Hospital, Taconic Farms, Ginsberg’s Foods, the Catskill, Cairo-Durham, Chatham, Greenville, Coxsackie-Athens, Hudson City, and Ravena-Coeyman Central School Districts.

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

Lending Activities

General.  The principal lending activity of The Bank of Greene County is the origination, for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by residential and nonresidential real estate located within its primary market area.  The Bank of Greene County also originates home equity loans, consumer loans and commercial business loans, and has increased its focus on all aspects of commercial lending.  The Bank of Greene County also offers a variety of line of credit products.

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

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity.  Cash, cash equivalents and securities available for sale comprised 18.3% of total consolidated bank assets at June 30, 2011, all of which can be used for liquidity needs.  The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.   Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans including many commercial lending products in order to help mitigate interest rate risk.

Loan Portfolio Composition.  Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
Residential	$181,612	59.42%	$182,525	61.01%	$172,038	63.48%
Nonresidential	63,860	20.90	54,586	18.25	47,029	17.35
Construction and land	5,745	1.88	9,357	3.12	7,806	2.88
Multi-family	6,048	1.98	6,035	2.01	1,140	0.43
Total real estate loans	257,265	84.18	252,503	84.39	228,013	84.14

Consumer loans
Consumer Installment(1)	4,008	1.31	4,285	1.43	4,174	1.54
Home equity	25,559	8.37	26,602	8.89	26,183	9.66
Total consumer loans	29,567	9.68	30,887	10.32	30,357	11.20

Commercial loans	18,788	6.14	15,810	5.29	12,631	4.66

Total consumer loans and
commercial loans	48,355	15.82	46,697	15.61	42,988	15.86

Total gross loans	305,620	100.0%	299,200	100.0%	271,001	100.0%

Less:
Deferred fees and costs	495		406		321
Allowance for loan losses	(5,069)		(4,024)		(3,420)

Total loans receivable, net	$301,046		$295,582		$267,902

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Loan Portfolio Composition continued….

	At June 30,
	2008		2007
	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
Residential	$158,193	65.87%	$140,901	67.51%
Nonresidential	30,365	12.64	24,357	11.67
Construction and land	12,295	5.12	9,619	4.61
Multi-family	1,094	0.46	1,078	0.52
Total real estate loans	201,947	84.09	175,955	84.31

Consumer loans
Consumer installment (1)	4,573	1.91	4,640	2.22
Home equity	23,957	9.97	19,719	9.45
Total consumer loans	28,530	11.88	24,359	11.67

Commercial loans	9,669	4.03	8,391	4.02

Total consumer loans and
Commercial loans	38,199	15.91	32,750	15.69

Total gross loans	240,146	100.0%	208,705	100.00%

Less:
Deferred fees and costs	182		61
Allowance for loan losses	(1,888)		(1,486)

Total loans receivable, net	$238,440		$207,280

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Loan Portfolio Composition continued….

	At June 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans
Real estate loans
Residential	$172,017	56.28%	$174,546	58.34%	$165,309	61.00%
Nonresidential	26,795	8.77	19,885	6.65	19,357	7.14
Construction and land	4,418	1.45	8,275	2.76	6,296	2.32
Multi-family	2,320	0.76	2,040	0.68	936	0.35
Total fixed-rate real estate loans	205,550	67.26	204,746	68.43	191,898	70.81

Consumer loans
Consumer installment (1)	4,008	1.31	4,285	1.43	4,174	1.54
Home equity	10,314	3.38	12,386	4.14	13,157	4.85
Commercial loans	7,895	2.58	6,023	2.02	5,191	1.91
Total fixed-rate loans	227,767	74.53	227,440	76.02	214,420	79.11

Adjustable-rate loans
Real estate loans:
Residential	9,595	3.14	7,979	2.67	6,729	2.48
Nonresidential	37,065	12.13	34,701	11.60	27,672	10.21
Construction and land	1,327	0.43	1,082	0.36	1,510	0.56
Multi-family	3,728	1.22	3,995	1.33	204	0.08
Total adjustable-rate real estate loans	51,715	16.92	47,757	15.96	36,115	13.33

Consumer loans
Home equity	15,245	4.99	14,216	4.75	13,026	4.81
Commercial loans	10,893	3.56	9,787	3.27	7,440	2.75
Total adjustable-rate loans	77,853	25.47	71,760	23.98	56,581	20.89

Total gross loans	305,620	100.00%	299,200	100.00%	271,001	100.00%

Less:
Deferred fees and costs	495		406		321
Allowance for loan losses	(5,069)		(4,024)		(3,420)

Total loans receivable, net	$301,046		$295,582		$267,902

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Loan Portfolio Composition continued….

	At June 30,
	2008		2007
	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans
Real estate loans
Residential	$152,722	63.59%	$134,474	64.43%
Nonresidential	17,030	7.09	16,181	7.75
Construction and land	11,335	4.72	8,735	4.19
Multi-family	1,094	0.46	1,078	0.52
Total fixed-rate real estate loans	182,181	75.86	160,468	76.89

Consumer loans
Consumer installment (1)	4,573	1.91	4,640	2.22
Home equity	14,745	6.14	10,829	5.19
Commercial loans	5,185	2.16	5,113	2.45
Total fixed-rate loans	206,684	86.07	181,050	86.75

Adjustable-rate loans
Real estate loans:
Residential	5,471	2.28	6,427	3.08
Nonresidential	13,335	5.55	8,176	3.92
Construction and land	960	0.40	884	0.42
Multi-family	---	---	---	---
Total adjustable-rate real estate loans	19,766	8.23	15,487	7.42

Consumer loans
Home Equity	9,212	3.83	8,890	4.26
Commercial loans	4,484	1.87	3,278	1.57
Total adjustable-rate loans	33,462	13.93	27,655	13.25

Total gross loans	240,146	100.00%	208,705	100.00%

Less:
Deferred fees and costs	182		61
Allowance for loan losses	(1,888)		(1,486)

Total loans receivable, net	$238,440		$207,280

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Residential and Construction and Land Loans.  The Bank of Greene County's primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by residences; by contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  Generally, residential mortgage loans are made in amounts up to 80.0% of the appraised value of the property.  However, The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  For the year ended June 30, 2011, less than one percent of the residential mortgage loans originated by The Bank of Greene County were originated with loan-to-value ratios over 80.0%.  For the year ended June 30, 2011, The Bank of Greene County originated approximately 85.0% to 90.0% of residential mortgage loans with loan-to-value ratios of 80.0% or less.  Generally, residential mortgage loans are originated for terms of up to 30 years, in recent years, however The Bank of Greene County has been successful in marketing and originating such loans with 15-year terms.  Residential fixed-rate loans are offered with monthly payment features.  The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on most properties collateralizing real estate loans made by The Bank of Greene County.

At June 30, 2011, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

The Bank of Greene County currently offers residential mortgage loans with fixed and adjustable interest rates.  Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, The Bank of Greene County's interest rate gap position, and loan products offered by The Bank of Greene County's competitors.  In the current low interest rate environment most of our, borrowers prefer fixed-rate loans to adjustable-rate loans.  Single-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The average length of time that The Bank of Greene County's single-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2011, $9.6 million, or 3.14%, of The Bank of Greene County's loan portfolio consisted of residential loans with adjustable interest rates, compared to $172.0 million, or 56.28%, of the loan portfolio comprised of residential loans with fixed interest rates.  The Bank of Greene County’s willingness and capacity to originate and hold in portfolio fixed rate residential mortgage loans has enabled it to expand customer relationships in the current relatively low long-term interest rate environment where borrowers have generally preferred fixed rate mortgage loans.  However, as noted above, to the extent The Bank of Greene County retains fixed rate residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would remain fixed while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

At June 30, 2011, $181.6 million, or 59.42%, of The Bank of Greene County's loan portfolio consisted of residential mortgage loans.  $3.1 million of such loans (consisting of 26 loans) were included in nonperforming loans as of that date.    Allowance for loan losses allocated to residential mortgage loans totaled $1.8 million at June 30, 2011.

The Bank of Greene County originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences.  The Bank of Greene County issues a commitment and has one closing which encompasses both the construction phase and permanent financing.  The construction phase is a maximum term of twelve months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 80.0% (or up to 95.0% with private mortgage insurance), of the completed project.  The Bank of Greene County also offers loans collateralized by undeveloped land.  The acreage associated with such loans is limited.  These land loans generally are intended for future sites of primary or secondary residences.  The terms of vacant land loans generally have a ten-year amortization and a five-year balloon payment.

At June 30, 2011, $5.7 million or 1.88% of the Bank of Greene County’s loan portfolio consisted of construction and land lending.  Construction lending generally involves a greater degree of risk than other residential mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property.  The Bank of Greene County completes inspections during the construction phase prior to any disbursements.  The Bank of Greene County limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower's ability to repay the loan.  Land loans included in nonperforming loans totaled $238,000 (consisting of two loans) at June 30, 2011.  There were no construction loans in nonperforming loans at June 30, 2011.  Allowance for loan losses allocated to construction and land loans totaled $116,000 at June 30, 2011.

Nonresidential mortgages and Multifamily Loans. At June 30, 2011, $63.9 million, or 20.90%, of the total loan portfolio consisted of nonresidential mortgages.  Growth in the nonresidential mortgage portfolio was the result of an increase in opportunities to lend to local businesses due to less availability of funds within other larger financial institutions within our market area.  The Bank has increased its focus within this lending area and has developed a strong team of lenders and business development staff.  Office buildings, mixed-use properties and other commercial properties collateralize nonresidential mortgages. The Bank of Greene County originates fixed- and adjustable-rate nonresidential mortgage loans with maximum terms of up to 25 years.  The maximum loan-to-value ratio at closing of nonresidential mortgage loans is generally 70.0%.  At June 30, 2011, the largest nonresidential mortgage loan had a principal balance of $2.9 million and was performing in accordance with its terms.  Nonresidential mortgage loans included in nonperforming loans totaled $2.2 million (consisting of 12 loans) at June 30, 2011.  Allowance for loan losses allocated to nonresidential mortgage loans totaled $1.9 million at June 30, 2011.

In underwriting nonresidential mortgage loans, The Bank of Greene County reviews the expected net operating income generated by the real estate to ensure that it is generally at least 110% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower and any guarantors; and the borrower’s business experience.  The Bank of Greene County’s policy is to require personal guarantees from all nonresidential mortgage borrowers.

The Bank of Greene County may require an environmental site assessment to be performed by an independent professional for nonresidential mortgage loans.  It is also The Bank of Greene County’s policy to require title and hazard insurance on all mortgage loans.  In addition, The Bank of Greene County may require borrowers to make payments to a mortgage escrow account for the payment of property taxes.  Any exceptions to The Bank of Greene County’s loan policies must be made in accordance with the limitations set out in each policy.  Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

Loans collateralized by nonresidential mortgages generally are larger than residential loans and involve a greater degree of risk. Nonresidential mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of nonresidential mortgage loans makes them more difficult for management to monitor and evaluate.

The Bank of Greene County originates a limited number of multi-family loans, which totaled $6.0 million, or 1.98%, of The Bank of Greene County’s total loans at June 30, 2011. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area.  There were three nonperforming multi-family loans totaling $577,000 at June 30, 2011.  The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of nonresidential mortgage loans.  Allowance for loan losses allocated to multi-family loans totaled $410,000 at June 30, 2011.

Consumer Loans. The Bank of Greene County’s consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans, recreational vehicle loans, and deposit account overdrafts).  Consumer loans (other than home equity loans and deposit account overdrafts) are originated at fixed rates with terms to maturity of one to five years.  At June 30, 2011, consumer loans (other than home equity loans) totaled $4.0 million, or 1.31%, of the total loan portfolio.  Consumer loans (other than home equity loans) totaling $41,000 were included in nonperforming loans as of that date.  Allowance for loan losses allocated to consumer loans totaled $203,000 at June 30, 2011.

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

The Bank of Greene County offers fixed- and adjustable-rate home equity loans that are collateralized by the borrower’s residence.  Home equity loans are generally underwritten with terms not to exceed 20 years and under the same criteria that The Bank of Greene County uses to underwrite residential fixed rate loans.  Home equity loans may be underwritten with terms not to exceed 20 years and with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan.  The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans.  At June 30, 2011, the outstanding balance of home equity loans totaled $25.6 million, or 8.37%, of The Bank of Greene County’s total loan portfolio.  There were two home equity loans included in nonperforming loans totaling $49,000 at June 30, 2011.  Allowance for loan losses allocated to home equity loans totaled $186,000 at June 30, 2011.

Commercial Loans.  The Bank of Greene County also originates commercial loans with terms of up to 10 years at fixed and adjustable rates.  The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications.  The decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment.  A mortgage may also be taken for additional collateral purposes, but is considered secondary to the other collateral for commercial business loans.  The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial borrowers.  The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan.  At June 30, 2011, The Bank of Greene County had $18.8 million of commercial loans representing 6.14% of the total loan portfolio.  The largest commercial loan had a balance of $800,500.  At June 30, 2011, The Bank of Greene County’s commercial loan portfolio included loans collateralized by inventory, fire trucks, other equipment, or real estate.  There were five commercial loan included in nonperforming loans totaling $144,000 at June 30, 2011.  Allowance for loan losses allocated to commercial loans totaled $528,000 at June 30, 2011.

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and nonresidential mortgage lending. Real estate lending is generally considered to be collateral based, with loan amounts based on fixed-rate loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Loan Maturity Schedule.  The following table sets forth certain information as of June 30, 2011 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

The following table illustrates the future maturities of such loans at June 30, 2011.

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	1 Year	3 Years	5 Years	10 Years	10 Years	Total
(Dollars in thousands)
Real estate loans:
Residential	$3,905	$3,283	$4,140	$24,996	$145,288	$181,612
Nonresidential	14,933	8,810	17,837	9,930	12,350	63,860
Construction and land	4,265	738	42	630	70	5,745
Multi-family	577	1,455	1,132	1,093	1,791	6,048
Total real estate loans	23,680	14,286	23,151	36,649	159,499	257,265
Consumer Installment loans	16,116	1,902	3,502	4,503	3,544	29,567
Commercial loans	11,064	1,030	3,272	2,370	1,052	18,788
Total loan portfolio	$50,860	$17,218	$29,925	$43,522	$164,095	$305,620

The total amount of the above loans that mature or are due after June 30, 2012 that have fixed interest rates is $215.5 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $39.3 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail on pages 12-14 of Greene County Bancorp, Inc.’s 2011 Annual Report to Shareholders, which discussion is incorporated herein by reference.

Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies and loan approval limits of The Bank of Greene County.  Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer.  The Executive Committee or the full Board of Directors must approve all residential loans over $1.0 million.
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

At June 30, 2011, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a commercial mortgage with an outstanding balance of $2.9 million. This loan was performing in accordance with its terms at June 30, 2011.

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

Loans Past Due and Non-performing Assets.  Loans are reviewed on a regular basis to assess collectability of all principal and interest payments due.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the principal or interest will not be collected in accordance with contractual terms of the note.  When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.   For further discussion regarding impaired loans see Management’s Discussion and Analysis on page 18 and Note 4, Loans of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

 Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as non-performing.   Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status.    A loan is not removed from nonaccrual status until the loan is current for at least six months and evidence supports the borrower’s ability to maintain a current status.  Foreclosed real estate is included in non-performing assets.  At June 30, 2011, The Bank of Greene County had non-performing loans of $6.3 million and a ratio of non-performing loans to total loans of 2.09%.

Real estate acquired as a result of foreclosure, by deed in lieu of foreclosure, or in-substance foreclosure is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as foreclosed real estate, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.  During the year ended June 30, 2011, one residential mortgage loan was transferred at its fair value of $363,000, and one nonresidential mortgage loan was transferred at its fair value of $80,000.  At June 30, 2011, The Bank of Greene County had 2 properties held in foreclosed real estate with a fair value totaling $443,000 and its ratio of non-performing assets to total assets was 1.23%.

Nonaccrual Loans and Nonperforming Assets.  The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated.  The Bank of Greene County had no accruing loans delinquent more than 90 days for the dates indicated.

(dollars in thousands)	At June 30,
	2011	2010	2009	2008	2007

Nonaccrual loans:
Real estate loans
Residential	$3,074	$2,001	$1,573	$1,123	$408
Nonresidential	2,171	1,095	749	91	111
Construction and land	238	13	13	38	43
Multifamily	577	594	--	26	---
Home equity	49	197	227	493	110
Commercial	144	3	132	142	---
Consumer installment	41	18	19	26	10
Total nonaccrual loans	6,294	3,921	2,713	1,939	682

Foreclosed real estate:
Residential	363	---	100	---	---
Nonresidential	80	---	115	---	---
Total foreclosed real estate	443	---	215	---	---

Total non-performing assets	$6,737	$3,921	$2,928	$1,939	$682

Total as a percentage of total assets	1.23%	0.79%	0.64%	0.51%	0.21%

At June 30, 2011, all loans which are “troubled debt restructurings” as defined within FASB ASC topic “Receivables”, and further clarified in ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” were included in non-accrual loans.    These loans are not removed from non-accrual status until they have performed under the restructured terms of the loan for at least six months.

The table below details additional information related to nonaccrual loans as of June 30:
(In thousands)	2011	2010	2009
Nonaccrual Loans	$6,294	$3,921	$2,713
Interest income that would have been recorded if loans had been performing in accordance with original terms	529	354	231
Interest income that was recorded on nonaccrual loans during the fiscal year ended	226	146	120

There were no loans ninety days or more past due and still accruing at June 30, 2011, 2010 or 2009.

Potential Problem Loans.  Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."   For further discussion regarding how management determines when a loan should be classified see Note 4, Loans of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.     At June 30, 2011, The Bank of Greene County had loans that amounted to $7.3 million classified as substandard, loans that amounted to $1.8 million designated as special mention.   No loans were classified as either doubtful or loss at June 30, 2011.   Nonaccrual loans totaling $3.3 million are included in loans classified substandard.  Loans designated as special mention are performing; however, they have been classified because of deterioration in the financial status of the borrower or in the value of the underlying collateral.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.   For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated.  At June 30, 2011, the total allowance was $5.1 million, which amounted to 1.66% of total loans and 80.54% of nonperforming loans.  Management will continue to monitor and modify the level of the allowance for loan losses.

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	June 30, 2011		June 30, 2010		June 30, 2009
		Percent		Percent		Percent
		of loans		of loans		of loans
		in each		in each		in each
	Amount of	category	Amount of	category	Amount of	category
	loan loss	to total	loan loss	to total	Loan loss	to total
	allowance	loans	allowance	loans	allowance	loans
(Dollars in thousands)
Real estate mortgages:
Residential	$1,767	59.4%	$1,427	61.0%	$1,439	63.5%
Nonresidential	1,859	20.9	1,517	18.3	1,226	17.3
Construction and land	116	1.9	97	3.1	75	2.9
Multi-family	410	2.0	223	2.0	15	0.4
Home equity	186	8.4	205	8.9	221	9.7
Consumer installment	203	1.3	120	1.4	133	1.5
Commercial loans	528	6.1	435	5.3	311	4.7
Totals	$5,069	100.00%	$4,024	100.00%	$3,420	100.00%

	June 30, 2008		June 30, 2007
		Percent		Percent
		of loans		of loans
		in each		in each
	Amount of	category	Amount of	category
	loan loss	to total	loan loss	to total
	allowance	loans	allowance	loans
(Dollars in thousands)
Real estate mortgages:
Residential	$865	65.9%	$499	67.5%
Nonresidential	492	12.6	499	11.7
Construction and land	64	5.1	64	4.6
Multi-family	3	0.4	4	0.5
Home equity loans	154	10.0	127	9.4
Consumer installment	102	2.0	73	2.3
Commercial loans	208	4.0	220	4.0
Totals	$1,888	100.00%	$1,486	100.0%

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

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2011, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in securities rated “A” or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of investments in smaller non-rated local bonds.  The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

At June 30, 2011, Greene County Bancorp, Inc. had $214.3 million in investment securities, or 39.1% of total assets.  Greene County Bancorp, Inc. has classified its investments in debt and equity securities as either available-for-sale or held-to-maturity.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income (loss) component of shareholders’ equity, net of applicable income taxes.  Held-to-maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and are reported at amortized cost.  The Company does not have trading securities in its portfolio.  During the fiscal year 2009, $23.8 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $338,000 at the time of transfer.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.     As of June 30, 2011, held-to-maturity securities totaled $124.2 million, and available-for-sale securities totaled $90.1 million.

Book Value of Investment Securities.  The following table sets forth certain information regarding the investment securities as of the dates indicated.

	At June 30,
	2011		2010		2009
	Book	Percent	Book	Percent	Book	Percent
	Value	of total	Value	of total	Value	of total
(Dollars in Thousands)
Securities, available-for-sale:
U.S. government sponsored enterprises	$25,703	12.0%	$22,176	13.3%	$20,127	12.4%
State and political subdivisions	7,062	3.3	8,749	5.2	9,586	5.9
Mortgage-backed securities-residential	28,914	13.5	25,883	15.5	33,420	20.7
Mortgage-backed securities-multi-family	21,096	9.8	25,932	15.5	26,709	16.5
Asset-backed securities	23	0.0	32	0.0	44	0.1
Corporate debt securities	7,206	3.3	6,931	4.1	8,292	5.1
Total debt securities	90,004	41.9	89,703	53.6	98,178	60.7
Equity securities and other	113	0.1	102	0.1	93	0.1
Total securities, available-for-sale	90,117	42.0	89,805	53.7	98,271	60.8
Securities, held-to-maturity:
U.S. treasury securities	11,062	5.1	---	---	---	---
U.S. government sponsored enterprises	997	0.5	7,004	4.2	7,049	4.4
State and political subdivisions	34,933	16.3	29,821	17.8	23,303	14.4
Mortgage-backed securities-residential	57,347	26.8	36,277	21.7	30,034	18.6
Mortgage-backed securities-multi-family	19,434	9.1	4,058	2.4	2,285	1.4
Other securities	404	0.2	360	0.2	665	0.4
Total securities, held-to-maturity	124,177	58.0	77,520	46.3	63,336	39.2
Total securities	$214,294	100.0%	$167,325	100.0%	$161,607	100.0%

The estimated fair values of debt securities at June 30, 2011 by contractual maturity are set forth in Note 3, Securities of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

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

Mortgage-Backed and Asset-Backed Securities.  The Bank of Greene County and its subsidiary Greene County Commercial Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored enterprises; and (iii) increase liquidity.  At June 30, 2011, the carrying value of mortgage-backed securities (including CMOs) totaled $126.8 million or 23.1% of total assets, of which $50.0 million were classified as available for sale and $76.8 million were classified as held to maturity.  CMOs or collateralized mortgage obligations as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages.  CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested capital at different rates.  The CMO bond may pay the investor at a different rate than the underlying mortgage pool.  Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing.  As a result there is no final lump-sum payment at maturity.  The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.  At June 30, 2011, $668,000 of the mortgage-backed securities were adjustable rate and $126.1 million were fixed rate.  The mortgage-backed securities portfolio had a weighted average yield of 3.75% and a weighted average life (including pre-payment assumptions) of 3.7 years at June 30, 2011. The estimated fair value of Company’s mortgage-backed securities at June 30, 2011 was $128.5 million, which was $3.3 million greater than amortized cost as set forth in Note 3, Securities of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

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

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of Company’s mortgage-backed securities portfolio.  The Company’s $128.5 million mortgage-backed securities portfolio, based on estimated fair value, at June 30, 2011 consisted of $30.2 million with contractual maturities within five years, $45.8 million with contractual maturities of five to ten years and the remaining $52.5 million with contractual maturities more than 10 years.  However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce or increase the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that securities prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return.  Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Company of the ability to reinvest cash flows at the increased rates of interest.

At June 30, 2011, The Bank of Greene County’s portfolio of asset-backed securities contained one investment which amounted to $23,000, or less than 0.1% of total assets, which was classified as available for sale.  Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of The Bank of Greene County, its asset-backed security was collateralized by home equity loans.

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

At June 30, 2011, consolidated deposits totaled $469.9 million.  At June 30, 2011, the Company had a total of $91.5 million in certificates of deposit, of which $71.9 million had maturities of one year or less.  Although a significant portion of our deposits were in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and our current pricing strategy, believes a large portion of such accounts will be retained upon maturity.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which The Bank of Greene County's branch offices are located.  The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County's ability to attract and retain deposits.  The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, print and social media. It generally does not solicit deposits from outside its market area.  While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates.  The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits.  Historically, The Bank of Greene County has not used brokers to obtain deposits.  Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $113.3 million in deposits at June 30, 2011.

The following tables set forth information, by various rate categories, regarding the balance of deposits by types of deposit as of the dates indicated.

		At June 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Transaction and savings deposits:
Non-interest bearing deposits	$49,313	10.5%	$44,239	10.5%	$39,772	10.0%
Savings deposits	111,851	23.8	95,249	22.6	82,620	20.7
Money market deposits	73,795	15.7	63,899	15.1	62,371	15.6
NOW deposits	143,389	30.5	121,436	28.8	114,758	28.8
Total non-certificates of deposit	378,348	80.5	324,823	77.0	299,521	75.1

Certificates of deposit:
0.00 – 1.99%	52,660	11.2	57,326	13.6	32,874	8.2
2.00 – 2.99%	12,209	2.6	12,063	2.9	32,580	8.2
3.00 – 3.99%	26,498	5.6	26,008	6.1	30,979	7.8
4.00 – 4.99%	182	0.1	1,512	0.4	2,775	0.7
Total certificates of deposit	91,549	19.5	96,909	23.0	99,208	24.9
Total deposits	$469,897	100.0%	$421,732	100.0%	$398,729	100.0%

The amount of certificates of deposit by time remaining to maturity as of  June 30, 2011 is set forth in Note 6, Deposits of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

The following table sets forth the amount and remaining maturities of certificates of deposit accounts at June 30, 2011.

	0.00-	2.00-	3.00-	4.00-		Percent of
	1.99%	2.99%	3.99%	4.99%	Total	Total
(Dollars in thousands)
Certificates of deposit
Maturity in quarter ended:
September 30, 2011	$15,836	$---	$14,694	$96	$30,626	33.4%
December 31, 2011	16,468	---	7,853	86	24,407	26.7%
March 31, 2012	5,713	3,596	3,176	---	12,485	13.6%
June 30, 2012	2,436	1,504	432	---	4,372	4.8%
September 30, 2012	1,269	4,691	253	---	6,213	6.8%
December 31, 2012	1,333	310	90	---	1,733	1.9%
March 31, 2013	635	1,083	---	---	1,718	1.9%
June 30, 2013	1,288	967	---	---	2,255	2.5%
September 30, 2013	1,344	58	---	---	1,402	1.5%
December 31, 2013	1,929	---	---	---	1,929	2.1%
March 31, 2014	942	---	---	---	942	1.0%
June 30, 2014	1,012	---	---	---	1,012	1.1%
Thereafter	2,455	---	---	---	2,455	2.7%
Total	$52,660	$12,209	$26,498	$182	$91,549	100.0%

Percent of total	57.5%	13.3%	29.0%	0.2%	100.0%

Borrowed Funds.

At June 30, 2011, The Bank of Greene County had pledged approximately $162.7 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $135.7 million at June 30, 2011, of which $14.3 million in overnight advances and $12.0 million in term borrowings were outstanding at June 30, 2011.   Interest rates on overnight borrowings are determined at the time of borrowing.  During the year ended June 30, 2011, $5.0 million in term borrowings matured and were repaid.   Term borrowings consisted of $7.0 million of fixed rate, fixed term advances with a weighted average rate of 3.49% and a weighted average maturity of 22 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate and a maturity of 27 months at June 30, 2011, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2011, approximately $6.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at June 30, 2011.

On October 8, 2010, The Bank of Greene County established an unsecured line of credit with Atlantic Central Bankers Bank for $6 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At June 30, 2011 and 2010 there were no balances outstanding with Atlantic Central Bankers Bank.

The table below details additional information related to short term borrowings for the years ended June 30,

(Dollars in thousands)	2011	2010

Average outstanding balance	$1,410	$1,545
Interest expense	6	8
Weighted average interest rate during the year	0.42%	0.50%
Weighted average interest rate at end of year	0.35%	0.36%

Scheduled maturities of term borrowings at June 30, 2011 were as follows:

(In thousands)
Fiscal year end
2012	$3,000
2013	1,000
2014	6,000
2015	2,000
$12,000

Personnel

As of June 30, 2011, The Bank of Greene County had 116 full-time employees and 12 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also Bank employees.  A collective bargaining group does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.

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

Bad Debt Reserves.  Prior to the 1996 Act, The Bank of Greene County was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at The Bank of Greene County’s taxable income.  As a result of the 1996 Act, The Bank of Greene County must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Greene County Commercial Bank may opt for the reserve method of accounting for bad debts since it is not a thrift institution and the assets of the consolidated group are less than $500 million.  Greene County Commercial Bank had no reserve established as of June 30, 2011 since it held no loans at that date.

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

At June 30, 2011, The Bank of Greene County’s total federal pre-1988 reserve was approximately $1.8 million.  This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2011, Greene County Bancorp, Inc. and its subsidiaries had no net operating loss carry forward for federal income tax purposes.

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

Bad Debt Reserves.  Effective with the fiscal year ended June 30, 2011, The Bank of Greene County and Greene County Commercial Bank are required to determine bad debt deductions for New York State tax purposes in the same way they determine those deductions for federal income tax purposes.

Recapture of Bad Debt Reserves.  If The Bank of Greene County ceases to qualify as a “financial institution” under federal income tax law, it must recapture into entire net income its pre-1988 federal bad debt reserves, no separate recapture of its former NYS QRPL is required.

Net Operating Loss Deductions.  For New York State franchise tax purposes, Greene County Bancorp, Inc. and its subsidiaries are not entitled to carry back or forward net operating losses (“NOLs”) incurred in taxable years ending before January 1, 2001.  NOLs incurred in taxable years beginning on or after January 1, 2001, of which there are none as of June 30, 2011, can be carried forward to the succeeding 20 taxable years and can not be carried back.

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

REGULATION

General

The Bank of Greene County is a federally chartered bank and Greene County Commercial Bank is a New York-chartered bank.  The Federal Deposit Insurance Corporation through the DIF (“Deposit Insurance Fund”) insures their deposit accounts up to applicable limits.  The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and the New York State Banking Department (the “Department”), respectively, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer.  The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by the OCC and the Department, respectively, as well as the Federal Deposit Insurance Corporation concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as mutual savings and loan holding companies, are subject to regulation by the Federal Reserve Board (“FRB”) and are required to file reports with the FRB.

The Dodd-Frank Act and the extensive new regulations implementing the Act, will significantly affect our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the OCC or the FRB, could have a material adverse impact on The Bank of Greene County, Greene County Commercial Bank, or Greene County Bancorp, Inc., or Greene County Bancorp, MHC.

Certain of the regulatory requirements applicable to The Bank of Greene County, Greene County Commercial Bank, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are referred to below or elsewhere herein.

New Federal Legislation

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated The Bank of Greene County’s former primary federal regulator, the Office of Thrift Supervision, and requires The Bank of Greene County to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the FRB to supervise and regulate all savings and loan holding companies, including mutual holding companies, like Greene County Bancorp, Inc. and Greene County Bancorp, MHC, in addition to bank holding companies that it currently regulates.  As a result, the FRB’s current regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like Greene County Bancorp, Inc. and Greene County Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to The Bank of Greene County, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  Moreover, Greene County Bancorp, MHC requires the approval of the FRB before it may waive the receipt of any dividends from Greene County Bancorp, Inc., and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks like The Bank of Greene County, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations issued there under. Under these laws and regulations, The Bank of Greene County may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. The Bank of Greene County also may establish subsidiaries that may engage in activities not otherwise permissible for The Bank of Greene County, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by federal regulations based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. The Bank of Greene County does not typically engage in asset sales.

At June 30, 2011, The Bank of Greene County’s and Greene County Commercial Bank’s capital exceeded all applicable minimal capital requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2011, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2011, The Bank of Greene County satisfied this test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•           the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•           the association would not be at least adequately capitalized following the distribution;

•           the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

•           the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the OCC at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The OCC may disapprove a notice or application if:

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. The Bank of Greene County received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. Greene County Bancorp, Inc. is an affiliate of The Bank of Greene County. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, OCC regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Comptroller of the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

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

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date an association receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2011, The Bank of Greene County met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institution and credit unions to $250,000 per depositor retroactive to January 1, 2009.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

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

Federal Home Loan Bank System. The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2011, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2011, The Bank of Greene County was in compliance with these reserve requirements.

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

Holding Company Regulation

General. Greene County Bancorp, MHC and Greene County Bancorp, Inc. are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Greene County Bancorp, MHC and Greene County Bancorp, Inc. are registered with the FRB and are subject to FRB regulations, supervision and reporting requirements. In addition, the FRB has enforcement authority over Greene County Bancorp, Inc. and Greene County Bancorp, MHC, and their subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and federal regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Greene County Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Greene County Bancorp, Inc. and Greene County Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Dividends.  The FRB has issued a policy statement regarding the payment of dividends by bank holding companies that is expected to apply to savings and loan holding companies as well.  In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Greene County Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by Greene County Bancorp, MHC. Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has recently issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived.  The FRB has typically not allowed dividend waivers by mutual bank holding companies and, therefore, the ability of Greene County Bancorp, MHC to waive dividends for in the future is uncertain.

Conversion of Greene County Bancorp, MHC to Stock Form. Federal regulations permit Greene County Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to Greene County Bancorp, Inc. (the “New Holding Company”), Greene County Bancorp, MHC’s corporate existence would end, and certain depositors of The Bank of Greene County would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Greene County Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Greene County Bancorp, Inc. immediately prior to the Conversion Transaction. Under a provision of the Dodd-Frank Act applicable to Greene County Bancorp, MHC, Minority Stockholders would not be diluted because of any dividends waived by Greene County Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Greene County Bancorp, MHC converts to stock form.

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

At June 30, 2011, our commercial bank met the criteria for being considered “well-capitalized.”

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

None.
ITEM 2.                      Properties

The Bank of Greene County currently conducts its business through twelve full-service banking offices.  Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The following table sets forth The Bank of Greene County's offices as of June 30, 2011.

		Original		Net Book Value
(Dollars in thousands)	Leased	Year	Date of	Of Property or
	Or	Leased or	Lease	Leasehold
Location	Owned	Acquired	Expiration	Improvements

Administration Office (1)
302 Main Street, Catskill, NY 12414	Owned	1999	---	$762

Operations Center
288 Main Street, Catskill, NY 12414	Owned	2006	---	$1,470

Full Service Branches
Main Branch (1)
Main & Church Streets, Catskill, NY 12414	Owned	1963	---	$249

Coxsackie Branch
2 Technology Drive, W. Coxsackie, NY 12192	Owned	2005	---	$1,846

Cairo Branch
230 Matthew Simons Road, Cairo, NY 12413	Owned	2005	---	$1,911

Chatham Branch
Route 66, Chatham, NY 12037	Owned	2006	---	$1,780

Germantown Branch	Owned	2010	---	$624
4266 State Route 9G, Germantown, NY 12526

Greenville Branch
Route 32, Greeneville, NY 12083	Owned	1997	---	$795

Greenport Branch
160 Fairview Avenue, Hudson, NY 12534	Leased	2006	December 31, 2016	$435

Hudson Branch
21 North 7th Street, Hudson, NY 12534	Leased	2004	October 31, 2012	$---

Ravena Branch
2494 U.S., Route 9W, Ravena, NY 12143	Owned	2009	---	$1,565

Tannersville Branch
Main Street, Tannersville, NY 12485	Owned	2000	---	$1,028

Westerlo Branch
Routes 141 & 143, Westerlo, NY 12193	Leased	2001	November 30, 2015	$31

Catskill Commons Branch
100 Catskill Commons, Catskill, NY 12414	Owned	2006	---	$1,941

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

The “Common Stock and Related Matters” section on page 25 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

There were no sales of unregistered securities during fiscal 2011, 2010 or 2009.   On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of June 30, 2008, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2011, 2010 or 2009.

As of June 30, 2011, the Company has adopted two equity-based compensation plans: the 2008 Stock Option Plan and the ESOP.  The 2008 Stock Option Plan has been approved by stockholders of the Company and, except for the ESOP, the Company has not implemented any equity-based compensation program that has not been approved by Company stockholders.

Set forth below is certain information as of June 30, 2011 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2008 Stock Option Plan	144,834	12.50	15,500

ITEM 6.                Selected Financial Data

The “Selected Financial Data” section on pages 10 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, including herewith as Exhibit 13, is incorporated herein by reference.

ITEM 7.                Management's Discussion and Analysis of Financial Condition and Results of Operations

The “Management's Discussion and Analysis of Financial Condition and Results of Operations” section on pages 11-26 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, including herewith as Exhibit 13, is incorporated herein by reference.

ITEM 7A.              Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 8.                 Financial Statements and Supplementary Data.

The audited consolidated financial statements for the year ended June 30, 2011 is filed as part of Greene County Bancorp, Inc.’s Annual Report to Shareholders on pages 28-56, and is incorporated herein by reference.

ITEM 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting appears on pages 27 of the Company’s Annual Report to Shareholders, which is incorporated herein by reference.

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

The “Proposal I - Election of Directors” section on pages 2-20 of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) is incorporated herein by reference.

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

ITEM 11.               Executive Compensation

The “Proposal I - Election of Directors” section on pages 2-20 of Greene County Bancorp, Inc.’s 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section on page 2-20 of Greene County Bancorp, Inc.’s 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.                Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section on page 20 of Greene County Bancorp, Inc.’s 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.                 Principal Accountant Fees and Services

The “Proposal 2-Ratification of Appointment of Auditors” section on page 20-21 Greene County Bancorp, Inc.’s 2011 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15.                  Exhibits

3.1	Certification of Incorporation of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s Registration statement on SB-2, file No. 333-63681 (the “SB-2”)).

3.2	Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

4.0	Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

10.2	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

13.0	Annual Report to Shareholders

21.0	Subsidiaries of Greene County Bancorp, Inc.

23.0	Consent of ParenteBeard LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                32.2          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 28, 2011                                    By: /s/ Donald E. Gibson
             Donald E. Gibson
             President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Michelle M.Plummer
              Michelle M. Plummer, CPA
              Executive Vice President,
              Chief Operating Officer and Chief Financial Officer

Date:  September 28, 2011

By:  /s/ David H. Jenkins                              By:  /s/ Paul Slutzky
     David H. Jenkins, DVM                                                                       Paul Slutzky
     Director                                                                                                  Director

Date:  September 28, 2011                                                                    Date:  September 28, 2011

By: /s/ Dennis R. O’Grady                                                                   By: /s/ Martin C. Smith
             Dennis R. O’Grady                                                                                Martin C. Smith
             Director                                                                                                   Chairman of the Board

Date:  September 28, 2011                                                                    Date:  September 28, 2011

By: /s/ Arthur Place
             Arthur Place
             Director

Date:  September 28, 2011

By:  /s/ Charles Schaefer                                                                      By: /s/ J. Bruce Whittaker
              Charles Schaefer                                                                                  J. Bruce Whittaker
              Director                                                                                                 Director

Date:  September 28, 2011                                                                    Date:  September 28, 2011

EXHIBIT 13
ANNUAL REPORT TO SHAREHOLDERS

EXHIBIT 21

SUBSIDIARIES OF GREENE COUNTY BANCORP, INC.

Company                                                                                                 Percent Owned

The Bank of Greene County                                                                100.0% owned by Greene County Bancorp, Inc.

Greene County Commercial Bank                                                       100.0% owned by The Bank of Greene County

Greene Property Holdings, Ltd                                                           100.0% owned by The Bank of Greene County

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 333-51538 and No. 333-163818) of Greene County Bancorp, Inc. (the “Company”) of our report dated September 28, 2011, relating to the Company’s consolidated financial statements as of and for the years ended June 30, 2011 and 2010, which report appears in the Annual Report to Shareholders included as Exhibit 13 in this Form 10-K.

/s/ ParenteBeard LLC
Harriburg, Pennsylvania
September 28, 2011

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

Date: September 28, 2011                                                                                   /s/ Donald E. Gibson
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

Date: September 28, 2011                                                                           /s/ Michelle M. Plummer
             Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2011 and that to the best of his knowledge:

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

Date: September 28, 2011                                                                             /s/ Donald E. Gibson
               Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2011 and that to the best of her knowledge:

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

Date: September 28, 2011                                                                           /s/ Michelle M. Plummer
             Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer