Form 10-Q
period 2011-09-30
GREENE COUNTY BANCORP INC
filed 2011-11-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
Yes:       X            No:  _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes:              No:     X

As of November 14, 2011, the registrant had 4,148,628 shares of common stock outstanding at $ .10 par value per share.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	5
	* Consolidated Statements of Changes in Shareholders’ Equity	6
	* Consolidated Statements of Cash Flows	7
	* Notes to Consolidated Financial Statements	8-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	[Removed and Reserved]	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

	Signatures	40

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
   Exhibit 101 Extensible Business Reporting Language (XBRL)
		41 42 43 44

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2011 and June 30, 2011
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2011	June 30, 2011
Cash and due from banks	$24,287	$9,245
Federal funds sold	890	721
Total cash and cash equivalents	25,177	9,966

Securities available for sale, at fair value	80,673	90,117
Securities held to maturity, at amortized cost	122,085	124,177
Federal Home Loan Bank stock, at cost	1,273	1,916

Loans	312,024	305,620
Allowance for loan losses	(5,453)	(5,069)
Unearned origination fees and costs, net	399	495
Net loans receivable	306,970	301,046

Premises and equipment	15,244	15,407
Accrued interest receivable	2,740	2,716
Foreclosed real estate	243	443
Prepaid expenses and other assets	1,980	1,737
Total assets	$556,385	$547,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$50,740	$49,313
Interest bearing deposits	441,254	420,584
Total deposits	491,994	469,897

Borrowings from FHLB, short-term	---	14,300
Borrowings from FHLB, long-term	12,000	12,000
Accrued expenses and other liabilities	2,882	3,247
Total liabilities	506,876	499,444

Shareholders’ equity:
Preferred stock,
Authorized - 1,000,000 shares; Issued - None	---	---
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares
Issued - 4,305,670 shares
Outstanding - 4,145,828 shares at September 30, 2011
and June 30, 2011;	431	431
Additional paid-in capital	11,020	11,001
Retained earnings	38,523	37,336
Accumulated other comprehensive income	741	519
Treasury stock, at cost 159,842 shares at September 30, 2011
and June 30, 2011	(1,206)	(1,206)
Total shareholders’ equity	49,509	48,081
Total liabilities and shareholders’ equity	$556,385	$547,525
See notes to consolidated financial statements.

         Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands, except share and per share amounts)
	2011	2010
Interest income:
Loans	$4,468	$4,537
Investment securities - taxable	245	271
Mortgage-backed securities	1,186	882
Investment securities - tax exempt	305	284
Interest bearing deposits and federal funds sold	1	2
Total interest income	6,205	5,976

Interest expense:
Interest on deposits	887	1,030
Interest on borrowings	119	149
Total interest expense	1,006	1,179

Net interest income	5,199	4,797
Provision for loan losses	474	353
Net interest income after provision for loan losses	4,725	4,444

Noninterest income:
Service charges on deposit accounts	616	567
Debit card fees	338	297
Investment services	75	78
E-commerce fees	30	30
Net gain on sale of available-for-sale securities	11	---
Other operating income	144	128
Total noninterest income	1,214	1,100

Noninterest expense:
Salaries and employee benefits	2,007	1,917
Occupancy expense	318	303
Equipment and furniture expense	145	144
Service and data processing fees	371	343
Computer software, supplies and support	81	71
Advertising and promotion	36	101
FDIC insurance premiums	90	143
Legal and professional fees	182	159
Other	428	347
Total noninterest expense	3,658	3,528

Income before provision for income taxes	2,281	2,016
Provision for income taxes	772	692
Net income	$1,509	$1,324

Basic EPS	$0.36	$0.32
Basic average shares outstanding	4,145,828	4,121,299
Diluted EPS	$0.36	$0.32
Diluted average shares outstanding	4,190,151	4,152,082
Dividends per share	$0.175	$0.175
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Net income	$1,509	$1,324

Other comprehensive income:
Securities:
Unrealized holding gains on available for sale securities, arising during the three months ended September 30, 2011 and 2010,
net of income taxes of $135 and $188, respectively.	215	299

Reclassification adjustment for gain on sale of available-for-sale securities
realized in net income, net of income taxes of ($4) and $--, respectively	(7)	---

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $6 and $8, respectively	10	12

Pension, actuarial gain, net of income tax of $2 and $2	4	4

Other comprehensive income	222	315

Comprehensive income	$1,731	$1,639
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid – In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance at
June 30, 2010	$431	$10,666	$33,692	$1,123	$(1,409)	$44,503

Stock options exercised		21			33	54

Tax effect of stock options exercised		(1)				(1)

Stock options compensation		56				56

Dividends declared			(318)			(318)

Net income			1,324			1,324

Total other comprehensive income, net of taxes				315		315
Balance at
September 30, 2010	$431	$10,742	$34,698	$1,438	$(1,376)	$45,933
Balance at
June 30, 2011	$431	$11,001	$37,336	$519	$(1,206)	$48,081

Stock options compensation		19				19

Dividends declared			(322)			(322)

Net income			1,509			1,509

Total other comprehensive income, net of taxes				222		222
Balance at
September 30, 2011	$431	$11,020	$38,523	$741	$(1,206)	$49,509

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands)	2011	2010
Cash flows from operating activities:
Net Income	$1,509	$1,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206	195
Net amortization of premiums and discounts	259	253
Net amortization of deferred loan costs and fees	63	42
Provision for loan losses	474	353
Stock option compensation	19	56
Net gain on sale of available-for-sale securities	(11)	---
Loss on sale of foreclosed real estate	50	---
Net (decrease) increase in accrued income taxes	(313)	26
Net increase in accrued interest receivable	(24)	(115)
Net decrease (increase) in prepaid and other assets	56	(7)
Net decrease in other liabilities	(485)	(74)
Net cash provided by operating activities	1,803	2,053

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	5,440	4,042
Proceeds from sale of securities	770	---
Purchases of securities	---	(3,999)
Principal payments on securities	3,482	2,266
Securities held-to-maturity:
Proceeds from maturities	5,831	4,391
Purchases of securities	(5,972)	(8,513)
Principal payments on securities	2,093	1,036
Net redemption of Federal Home Loan Bank Stock	643	409
Net increase in loans receivable	(6,704)	(4,407)
Proceeds from sale of foreclosed real estate	393	---
Purchases of premises and equipment	(43)	(240)
Net cash provided by (used in) investing activities	5,933	(5,015)

Cash flows from financing activities:
Net decrease in short-term FHLB advances	(14,300)	(9,100)
Payment of cash dividends	(322)	(318)
Proceeds from stock options exercised	---	54
Net increase in deposits	22,097	41,712
Net cash provided by financing activities	7,475	32,348

Net increase in cash and cash equivalents	15,211	29,386
Cash and cash equivalents at beginning of period	9,966	9,643
Cash and cash equivalents at end of period	$25,177	$39,029

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$243	$200
Cash paid during the period:
Interest	$1,004	$1,183
Income taxes	1,084	666
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2011 and 2010

(1)  Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2011 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three months ended September 30, 2011 and 2010 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2011, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2012.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Securities are evaluated for other-than-temporary impairment by performing periodic reviews of individual securities in the investment portfolio.  Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers many factors, including the severity and duration of the impairment; the intent and ability of the Company to hold the equity security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, intent to sell the security, the likelihood to be required to sell the security before it recovers the entire amortized cost, external credit ratings and recent downgrades.  The Company is required to record other-than-temporary impairment charges through earnings, if it has the intent to sell, or will more likely than not be required to sell an impaired debt security before a recovery of its amortized cost basis.  In addition, the Company is required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell.  Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis.  Non-credit related impairment must be recorded as decreases to accumulated other comprehensive income as long as the Company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis.

(2)      Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its two banking subsidiaries.  The Bank of Greene County has eleven full-service offices and an operations center located in its market area consisting of Greene County, Columbia County and southern Albany County, New York.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities.

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

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses (the “Allowance”) may be necessary, based on changes in economic conditions, asset quality or other factors.  In addition, various regulatory authorities, as an integral part of their examination process, periodically review our Allowance.  Such authorities may require the Company to recognize additions to the Allowance based on their judgments of information available to them at the time of their examination.

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

(4)  Securities

Securities at September 30, 2011 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government sponsored enterprises	$20,883	$397	$7	$21,273
State and political subdivisions	6,378	220	---	6,598
Mortgage-backed securities-residential	26,951	726	1	27,676
Mortgage-backed securities-multi-family	17,896	801	---	18,697
Asset-backed securities	23	---	1	22
Corporate debt securities	6,117	225	47	6,295
Total debt securities	78,248	2,369	56	80,561
Equity and other securities	67	45	---	112
Total securities available-for-sale	78,315	2,414	56	80,673
Securities held-to-maturity:
U.S. treasury securities	11,054	102	---	11,156
U.S. government sponsored enterprises	997	37	---	1,034
State and political subdivisions	35,022	310	14	35,318
Mortgage-backed securities-residential	55,237	2,114	18	57,333
Mortgage-backed securities-multi-family	19,346	98	28	19,416
Other securities	429	---	---	429
Total securities held-to-maturity	122,085	2,661	60	124,686
Total securities	$200,400	$5,075	$116	$205,359

Securities at June 30, 2011 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government sponsored enterprises	$25,909	$171	$377	$25,703
State and political subdivisions	6,819	243	---	7,062
Mortgage-backed securities-residential	28,214	773	73	28,914
Mortgage-backed securities-multi-family	20,184	912	---	21,096
Asset-backed securities	24	---	1	23
Corporate debt securities	6,881	325	---	7,206
Total debt securities	88,031	2,424	451	90,004
Equity and other securities	67	46	---	113
Total securities available-for-sale	88,098	2,470	451	90,117
Securities held-to-maturity:
U.S. treasury securities	11,062	70	---	11,132
U.S. government sponsored enterprises	997	30	---	1,027
State and political subdivisions	34,933	200	9	35,124
Mortgage-backed securities-residential	57,347	1,737	35	59,049
Mortgage-backed securities-multi-family	19,434	47	14	19,467
Other securities	404	2	---	406
Total securities held-to-maturity	124,177	2,086	58	126,205
Total securities	$212,275	$4,556	$509	$216,322

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
U.S. government sponsored enterprises	$1,043	$7	$ ---	$ ---	$1,043	$7
Mortgage-backed security-residential	983	1	---	---	983	1
Asset-backed securities	---	---	22	1	22	1
Corporate debt securities	972	47	---	---	972	47
Total securities available-for-sale	2,998	55	22	1	3,020	56
Securities held-to-maturity:
State and political subdivisions	1,008	14	---	---	1,008	14
Mortgage-backed securities-residential	3,781	18	---	---	3,781	18
Mortgage-backed securities-multifamily	7,969	28	---	---	7,969	28
Total securities held-to-maturity	12,758	60	---	---	12,758	60
Total securities	$15,756	$115	$22	$1	$15,778	$116

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
U.S. government sponsored enterprises	$13,446	$377	$ ---	$ ---	$13,446	$377
Mortgage-backed security-residential	6,571	73	---	---	6,571	73
Asset-backed securities	---	---	22	1	22	1
Total securities available-for-sale	20,017	450	22	1	20,039	451
Securities held-to-maturity:
State and political subdivisions	1,610	9	---	---	1,610	9
Mortgage-backed securities-residential	7,680	35	---	---	7,680	35
Mortgage-backed securities-multifamily	10,670	14	---	---	10,670	14
Total securities held-to-maturity	19,960	58	---	---	19,960	58
Total securities	$39,977	$508	$22	$1	$39,999	$509

At September 30, 2011, there was one security which has been in a continuous unrealized loss position for more than 12 months and 23 securities with a continuous unrealized loss position of less than 12 months.    When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter

During the quarter ended September 30, 2011 the Company sold $759,000 of corporate debt securities within its available-for-sale portfolio at a gain of $11,000.   No losses were recognized during the quarter ended September 30, 2011.  During the quarter ended September 30, 2010, there were no sales of available-for-sale or held-to-maturity securities.   There was no other-than-temporary impairment loss recognized during the quarters ended September 30, 2011 and 2010.

The estimated fair values of debt securities at September 30, 2011, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After	After
	In	One Year	Five Years
	One Year	Through	Through	After
	Or Less	Five Years	Ten Years	Ten Years	Total
(In thousands)
Securities available-for-sale:
U.S. Government sponsored enterprises	$ ---	$13,451	$5,821	2,001	$21,273
State and political subdivisions	1,161	5,437	---	---	6,598
Mortgage-backed securities-residential	36	2,926	4,062	20,652	27,676
Mortgage-backed securities-multi-family	2,704	15,993	---	---	18,697
Asset-backed securities	---	---	---	22	22
Corporate debt securities	1,058	1,837	3,400	---	6,295
Total debt securities	4,959	39,644	13,283	22,675	80,561
Equity securities	---	---	---	112	112
Total securities available-for-sale	4,959	39,644	13,283	22,787	80,673
Securities held-to-maturity:
U.S. treasury securities	2,007	9,149	---	---	11,156
U.S. government sponsored enterprises	---	1,034	---	---	1,034
State and political subdivisions	7,484	15,700	5,775	6,359	35,318
Mortgage-backed securities-residential	---	6,503	20,561	30,269	57,333
Mortgage-backed securities-multi-family	401	2,302	16,713	---	19,416
Other securities	50	1	---	378	429
Total securities held-to-maturity	9,942	34,689	43,049	37,006	124,686
Total securities	$14,901	$74,333	$56,332	$59,793	$205,359

As of September 30, 2011, securities with an aggregate fair value of $152.7 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2011 or 2010.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the fiscal quarters ended September 30, 2011 or 2010.

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

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it generally establishes a specific valuation allowance or "loss reserve" in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When The Bank of Greene County identifies problem assets as being impaired, it is required to evaluate whether the Bank will be able to collect all amounts due either through repayments or the liquidation of the underlying collateral.  If it is determined that impairment exists, the Bank is required either to establish a specific allowance for losses equal to the amount of impairment of the assets, or to charge-off such amount.  The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

The Bank primarily has three segments within its loan portfolio that it considers when measuring credit quality: real estate loans, consumer installment and commercial loans.  The real estate portfolio consists of residential, nonresidential, and construction loans.    The inherent risk within the loan portfolio varies depending upon each of these loan types.

The Bank of Greene County’s primary lending activity is the origination of residential mortgage loans, including home equity loans, which are collateralized by residences.   Generally, residential mortgage loans are made in amounts up to 80.0% of the appraised value of the property.  However, The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  In the event of default by the borrower, The Bank of Greene County will acquire and liquidate the underlying collateral.    By originating the loan at a loan-to-value ratio of 80% or less or obtaining private mortgage insurance, The Bank of Greene County limits its risk of loss in the even of default.  However, the market values of the collateral may be adversely impacted by declines in the economy.  Home equity loans may have an additional inherent risk if The Bank of Greene County does not hold the first mortgage.  The Bank of Greene County may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

Construction lending generally involves a greater degree of risk than other residential mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property within specified cost limits.  The Bank of Greene County completes inspections during the construction phase prior to any disbursements.  The Bank of Greene County limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower's ability to repay the loan.

Loans collateralized by nonresidential mortgage loans, and multi-family loans, such as apartment buildings generally are larger than residential loans and involve a greater degree of risk. Commercial mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of nonresidential mortgage loans makes them more difficult for management to monitor and evaluate.

Consumer installment loans generally have shorter terms and higher interest rates than residential mortgage loans. In addition, consumer loans expand the products and services offered by The Bank of Greene County to better meet the financial services needs of its customers.  Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the nature of the underlying collateral.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and nonresidential mortgage loans lending. Real estate lending is generally considered to be collateral based, with loan amounts based on fixed-rate loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Loan balances by internal credit quality indicator as of September 30, 2011 are shown below.
(in thousands)	Performing	Watch	Special Mention		Substandard	Total
Residential mortgage	$177,166	$1,216	$	---	$3,854	$182,236
Nonresidential mortgage	66,163	322		598	2,331	69,414
Residential construction & land	3,391	---		---	---	3,391
Commercial construction	1,496	---		250	---	1,746
Multi-family	4,983	---		433	573	5,989
Home equity	25,007	54		---	102	25,163
Consumer installment	3,810	---		---	23	3,833
Commercial loans	18,956	261		328	707	20,252
Total gross loans	$300,972	$1,853		$1,609	$7,590	$312,024

Loan balances by internal credit quality indicator as of June 30, 2011 are shown below.
(in thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$176,615	$1,782	$95	$3,120	$181,612
Nonresidential mortgage	59,633	1,017	602	2,608	63,860
Residential construction & land	3,718	---	---	13	3,731
Commercial construction	1,789	---	---	225	2,014
Multi-family	5,036	---	434	578	6,048
Home equity	25,446	64	---	49	25,559
Consumer installment	3,960	7	---	41	4,008
Commercial loans	17,149	274	680	685	18,788
Total gross loans	$293,346	$3,144	$1,811	$7,319	$305,620

The Company had no loans classified Doubtful or Loss at September 30, 2011 or June 30, 2011.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2011 and June 30, 2011.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.   Loans on nonaccrual status totaled $7.3 million at September 30, 2011 of which $3.0 million were in the process of foreclosure and an additional $787,000 were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this period, the Bank has agreed not to continue foreclosure proceedings.  Of the remaining $3.5 million in nonaccrual loans, $1.6 million were less than 90 days past due, or were current at September 30, 2011, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of September 30, 2011:
(in thousands)	30-59 days past due	60-89 days past due	More than 90 days past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$2,395	$887	$3,021	$6,303	$175,933	$182,236	$3,820
Nonresidential mortgage	645	100	1,861	2,606	66,808	69,414	2,331
Residential construction & land	---	---	---	---	3,391	3,391	---
Commercial construction	250	---	---	250	1,496	1,746	250
Multi-family	128	---	445	573	5,416	5,989	573
Home equity	27	54	102	183	24,980	25,163	102
Consumer installment	88	13	4	105	3,728	3,833	23
Commercial loans	3	637	81	721	19,531	20,252	167
Total gross loans	$3,536	$1,691	$5,514	$10,741	$301,283	$312,024	$7,266

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2011:
(in thousands)	30-59 days past due	60-89 days past due	More than 90 days past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$1,766	$1,292	$2,294	$5,352	$176,260	$181,612	$3,074
Nonresidential mortgage	1,163	687	1,799	3,649	60,211	63,860	2,171
Residential construction & land	---	---	13	13	3,718	3,731	13
Commercial construction	225	---	---	225	1,789	2,014	225
Multi-family	128	---	449	577	5,471	6,048	577
Home equity	168	64	43	275	25,284	25,559	49
Consumer installment	31	25	13	69	3,939	4,008	41
Commercial loans	69	546	82	697	18,091	18,788	144
Total gross loans	$3,550	$2,614	$4,693	$10,857	$294,763	$305,620	$6,294

The Bank of Greene County had no accruing loans delinquent more than 90 days as of September 30, 2011 or June 30, 2011.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2011	2010
Interest income that would have been recorded if loans had been performing in accordance with original terms	$379	$271
Interest income that was recorded on nonaccrual loans during the fiscal year ended	67	54

Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  The Bank of Greene County considers residential mortgages, home equity loans, smaller commercial loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired, especially small homogenous loan types, due to collateral adequacy.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

The tables below detail additional information on impaired loans for the periods indicated:

	As of September 30, 2011				For the three months ended September 30, 2011
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$213	$276	$	---	$213	$	---
Nonresidential mortgage	461	461		---	461		4
Total loans with no related allowance	674	737		---	674		4
With an allowance recorded:
Residential mortgage	46	46		2	46		1
Nonresidential mortgage	994	994		156	1,029		6
Multi-family	433	433		160	434		6
Commercial loans	500	500		20	500		9
Total loans with related allowance	1,973	1,973		338	2,009		22
Total impaired loans:
Residential mortgage	259	322		2	259		1
Nonresidential mortgage	1,455	1,455		156	1,490		10
Multi-family	433	433		160	434		6
Commercial loans	500	500		20	500		9
Total impaired loans	$2,647	$2,710		$338	$2,683		$26

As a result of adopting the guidance issued by FASB regarding “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, the Company reassessed all restructurings that occurred on or after June 30, 2011 for identification as troubled debt restructurings.  The Company identified no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with this new guidance.

	As of June 30, 2011				For the three months ended September 30, 2010
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$213	$276	$	---	$213	$1
Nonresidential mortgage	462	462		---	---	---
Total loans with no related allowance	675	738		---	213	1
With an allowance recorded:
Residential mortgage	46	46		2	---	---
Nonresidential mortgage	1,255	1,255		292	---	---
Multi-family	434	434		160	---	---
Commercial loans	500	500		12	---	---
Total loans with related allowance	2,235	2,235		466	---	---
Total impaired loans:
Residential mortgage	259	322		2	213	1
Nonresidential mortgage	1,717	1,717		292	---	---
Multi-family	434	434		160	---	---
Commercial loans	500	500		12	---	---
Total impaired loans	$2,910	$2,973		$466	$213	$1

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

(In thousands)	Balance June 30, 2011	Charge-offs	Recoveries		Provision	Balance September 30, 2011
Residential mortgage	$1,767	$24	$	---	$316	$2,059
Nonresidential mortgage	1,859	33		---	94	1,920
Residential construction & land	27	---		---	1	28
Commercial construction	89	---		---	(35)	54
Multi-family	410	---		---	2	412
Home equity	186	---		---	35	221
Consumer installment	203	51		18	32	202
Commercial loans	528	---		---	29	557
Total	$5,069	$108		$18	$474	$5,453

	Allowance for Loan Loss	Loans Receivable
	Ending Balance September 30, 2011 Impairment Analysis		Ending Balance September 30, 2011 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$2	$2,057	$259	$181,977
Nonresidential mortgage	156	1,764	1,455	67,959
Residential construction & land	---	28	---	3,391
Commercial construction	---	54	---	1,746
Multi-family	160	252	433	5,556
Home equity	---	221	---	25,163
Consumer installment	---	202	---	3,833
Commercial loans	20	537	500	19,752
Total	$338	$5,115	$2,647	$309,377

(In thousands)	Balance June 30, 2010	Charge-offs		Recoveries		Provision	Balance September 30, 2010
Residential mortgage	$1,427	$	---	$	---	$163	$1,590
Nonresidential mortgage	1,517		---		---	15	1,532
Residential construction & land	48		---		---	(9)	39
Commercial construction	49		---		---	21	70
Multi-family	223		---		---	11	234
Home equity	205		---		---	8	213
Consumer installment	120		61		19	38	116
Commercial loans	435		2		5	106	544
Total	$4,024		$63		$24	$353	$4,338

	Allowance for Loan Loss	Loans Receivable
	Ending Balance June 30, 2011 Impairment Analysis		Ending Balance June 30, 2011 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$2	$1,765	$259	$181,353
Nonresidential mortgage	292	1,567	1,717	62,143
Residential construction & land	---	27	---	3,731
Commercial construction	---	89	---	2,014
Multi-family	160	250	434	5,614
Home equity	---	186	---	25,559
Consumer installment	---	203	---	4,008
Commercial loans	12	516	500	18,288
Total	$466	$4,603	$2,910	$302,710

(6)  Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2011 and June 30, 2011 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
	September	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$21,273	$---	$21,273	$---
State and political subdivisions	6,598	---	6,598	---
Mortgage-backed securities-residential	27,676	20,054	7,622	---
Mortgage-backed securities-multi-family	18,697	18,697	---	---
Asset-backed securities	22	22	---	---
Corporate debt securities	6,295	6,295	---	---
Equity securities	112	112	---	---
Securities available-for-sale	$80,673	$45,180	$35,493	$---

		Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$25,703	$---	$25,703	$---
State and political subdivisions	7,062	---	7,062	---
Mortgage-backed securities-residential	28,914	20,842	8,072	---
Mortgage-backed securities-multi-family	21,096	21,096	---	---
Asset-backed securities	23	23	---	---
Corporate debt securities	7,206	7,206	---	---
Equity securities	113	113	---	---
Securities available-for-sale	$90,117	$49,280	$40,837	$---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  At September 30, 2011, loans subject to nonrecurring fair value measurement had a gross carrying amount of $2.0 million and fair value of $1.6 million, and consisted of two residential mortgage loans, five nonresidential mortgage loans, one multifamily loan and one commercial loan.  At June 30, 2011, loans subject to nonrecurring fair value measurement had a gross carrying amount of $2.2 million and fair value of $1.8 million, and consisted of two residential mortgage loans, six nonresidential mortgage loans, one multifamily loan and one commercial loan.    Change in fair value of each of the impaired loans for the quarter ended September 30, 2011 was immaterial.  During the quarter ended September 30, 2011, one nonresidential mortgage loan was transferred to foreclosed real estate at its fair value of $230,000.  No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

The carrying amounts reported in the statements of financial condition for cash and cash equivalents, long term certificate of deposits, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank borrowings are estimated using discounted cash flows and interest rates currently being offered on similar advances.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2011 and June 30, 2011, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(in thousands)	September 30, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$25,177	$25,177	$9,966	$9,966
Securities available-for-sale	80,673	80,673	90,117	90,117
Securities held-to-maturity	122,085	124,686	124,177	126,205
Federal Home Loan Bank stock	1,273	1,273	1,916	1,916
Net loans	306,970	319,143	301,046	309,567
Accrued interest receivable	2,740	2,740	2,716	2,716
Deposits	491,994	492,474	469,897	470,444
Federal Home Loan Bank borrowings	12,000	12,601	26,300	26,941
Accrued interest payable	100	100	98	98

(7)  Earnings Per Share (“EPS”)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the quarters ended September 30, 2011 and 2010.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
September 30, 2011	$1,509,000
Basic		4,145,828	$0.36
Effect of dilutive stock options		44,323	(0.00)
Diluted		4,190,151	$0.36

Three months ended
September 30, 2010	$1,324,000
Basic		4,121,299	$0.32
Effect of dilutive stock options		30,783	(0.00)
Diluted		4,152,082	$0.32

(8)  Dividends

On July 19, 2011, the Board of Directors declared a quarterly cash dividend of $0.175 per share of Greene County Bancorp, Inc.’s common stock.  The dividend, which reflected an annual cash dividend rate of $0.70 cents per share, was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of August 15, 2011, and was paid on September 1, 2011.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continued to waive receipt of dividends for the current period.

(9)  Impact of Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to its guidance on Comprehensive Income which has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require it be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components and total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would be immediately followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income.  The amendments in this ASU will be applied retrospectively. For public entities, they are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of these amendments is not expected to have a material effect on our consolidated results of operations or financial position.

(10)  Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension costs related to the defined benefit pension plan for the three months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,
(in thousands)	2011	2010
Interest cost	$54	$51
Expected return on plan assets	(56)	(55)
Amortization of net loss	9	8
Net periodic pension cost	$7	$4

The Company does not expect to make any contributions to the defined benefit pension plan during fiscal 2012.

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

The net periodic pension costs related to the SERP for the three months ended September 30, 2011 and 2010 were $13,000 consisting primarily of service costs.  Interest costs associated with this plan were not material for the three months ended September 30, 2011 or 2010.  The accumulated obligation for the SERP was $65,600 and $52,500 as of September 30, 2011 and June 30, 2011, respectively.

(11)  Stock-Based Compensation

At September 30, 2011, Greene County Bancorp, Inc. had one stock-based compensation plan, which is described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2011.

The Company recognized $19,000 and $56,000 in compensation costs and related income tax benefit of $6,000 and $17,000 related to the 2008 Option Plan for the quarters ended September 30, 2011 and 2010, respectively.  At September 30, 2011, all granted shares were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plans for the three months ended September 30, 2011 and 2010 is as follows:

	2011		2010
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	144,834	$12.50	171,750	$12.36
Exercised	---	---	(4,333)	12.50
Outstanding at period end	144,834	$12.50	167,417	$12.36
Exercisable at period end	144,834	$12.50	112,587	$12.29

The following table presents stock options outstanding and exercisable at September 30, 2011:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	144,834	7.00	$12.50

There were no options exercised during the three months ended September 30, 2011. The total intrinsic value of the options exercised during the three months ended September 30, 2010, was approximately $15,000. There were no stock options granted during the three months ended September 30, 2011 or 2010.  The Company had no non-vested options outstanding at September 30, 2011 and 54,830 non-vested options outstanding at September 30, 2010.

Phantom Stock Option Plan and Long-term Incentive Plan

On July 12, 2011, Greene County Bancorp, Inc. (the “Company”) entered into the Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”), effective as of July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 900,000 phantom stock options will be available for awards under the Plan.  A phantom stock option represents the right to receive a cash payment on the date the award vests in the participant equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income.  During the three months ended September 30, 2011, 235,350 phantom stock options were awarded under the plan.  The Company recognized $67,800 in compensation costs related to the phantom stock option plan during the three months ended September 30, 2011.

(12)  Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of September 30, 2011 and June 30, 2011 are presented in the following table:

(in thousands)
Accumulated other comprehensive income	September 30, 2011	June 30, 2011
Unrealized gains on available-for-sale securities, net of tax	$1,446	$1,238
Unrealized loss on securities transferred to held-to-maturity, net of tax	(60)	(70)
Net losses and past service liability for defined benefit plan, net of tax	(645)	(649)
Accumulated other comprehensive income	$741	$519

(13)  Subsequent events

On October 16, 2011, the Board of Directors declared a quarterly cash dividend of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2011, and will be paid on December 1, 2011.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company continues to waive receipt of dividends on the shares it owns.

In June 2011, Greene Properties Holding, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes currently held by The Bank of Greene County will be transferred and beneficially owned by Greene Property Holding, Ltd. once all regulatory approvals are received.  The Bank of Greene County will continue to service these loans.  As of September 30, 2011, regulatory approvals were still pending. The Company expects that approvals will be obtained during the quarter ended December 31, 2011.

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

Comparison of Financial Condition as of September 30, 2011 and June 30, 2011

ASSETS

Total assets of the Company were $556.4 million at September 30, 2011 as compared to $547.5 million at June 30, 2011, an increase of $8.9 million, or 1.6%.  Securities available for sale and held to maturity amounted to $202.8 million, or 36.4% of assets, at September 30, 2011 as compared to $214.3 million, or 39.1% of assets, at June 30, 2011, a decrease of $11.5 million or 5.4%.   Net loans grew by $6.0 million or 2.0% to $307.0 million at September 30, 2011 as compared to $301.0 million at June 30, 2011.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $25.2 million at September 30, 2011 as compared to $10.0 million at June 30, 2011, an increase of $15.2 million.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.  Each year at the end of September the Company can see significant fluctuations in cash due to the collection of local school taxes.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, decreased $11.5 million or 5.4% to $202.8 million at September 30, 2011 as compared to $214.3 million at June 30, 2011.  Securities purchases totaled $6.0 million during the quarter ended September 30, 2011 and consisted of state and political subdivision securities. Principal pay-downs and maturities amounted to $16.8 million, of which $5.5 million were mortgage-backed securities, $6.3 million were state and political subdivision securities and $5.0 million were U.S. government agency securities. Additionally, during the quarter ended September 30, 2011, corporate debt securities sold totaled $759,000, resulting in a realized gain of $11,000, and unrealized net gains on available for sale securities increased $350,000.  Greene County Bancorp, Inc. holds 20.6% of the securities portfolio at September 30, 2011 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
(Dollars in thousands)	September 30, 2011		June 30, 2011
	Balance	Percentage of portfolio	Balance	Percentage of portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$21,273	10.5%	$25,703	12.0%
State and political subdivisions	6,598	3.3	7,062	3.3
Mortgage-backed securities-residential	27,676	13.6	28,914	13.5
Mortgage-backed securities-multifamily	18,697	9.2	21,096	9.8
Asset-backed securities	22	0.0	23	0.0
Corporate debt securities	6,295	3.1	7,206	3.3
Total debt securities	80,561	39.7	90,004	41.9
Equity securities and other	112	0.1	113	0.1
Total securities available-for-sale	80,673	39.8	90,117	42.0
Securities held-to-maturity:
U.S. treasury securities	11,054	5.5	11,062	5.1
U.S. government sponsored enterprises	997	0.5	997	0.5
State and political subdivisions	35,022	17.3	34,933	16.3
Mortgage-backed securities-residential	55,237	27.2	57,347	26.8
Mortgage-backed securities-multifamily	19,346	9.5	19,434	9.1
Other securities	429	0.2	404	0.2
Total securities held-to-maturity	122,085	60.2	124,177	58.0
Total securities	$202,758	100.0%	$214,294	100.0%

LOANS

Net loans receivable increased to $307.0 million at September 30, 2011 from $301.0 million at June 30, 2011, an increase of $6.0 million, or 2.0%.  The loan growth experienced during the quarter primarily consisted of $5.5 million in nonresidential real estate loans, $624,000 in residential mortgage loans, and $1.3 million in non-mortgage loans, and was partially offset by a $396,000 decrease in home equity loans, a $608,000 decrease in construction and land loans, and a $384,000 increase in the allowance for loan loss.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  It should be noted however that the Company is subject to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the consolidated results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  As of September 30, 2011, declines in home values have been modest in the Company’s market area. However, updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.  During the quarter ended September 30, 2011, properties within several communities within the Company’s market area were either severely damaged or destroyed as a result of Hurricane Irene.  Many of the properties were covered by flood insurance.  The Company is monitoring the affected mortgage loans within its portfolio, evaluating collateral values, disbursing insurance proceeds to the borrower as repairs progress, and monitoring ongoing repayment of the loans.   The Company has evaluated its potential losses that may result from this natural disaster and has made additional provisions to the allowance for loan losses.

	September 30, 2011		June 30, 2011
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Real estate mortgages:
Residential	$182,236	58.4%	$181,612	59.4%
Nonresidential	69,414	22.2	63,860	20.9
Construction and land	5,137	1.7	5,745	1.9
Multi-family	5,989	1.9	6,048	2.0
Total real estate mortgages	262,776	84.2	257,265	84.2
Home equity loans	25,163	8.1	25,559	8.4
Consumer installment	3,833	1.2	4,008	6.1
Commercial loans	20,252	6.5	18,788	1.3
Total gross loans	312,024	100.0%	305,620	100.0%
Deferred fees and costs	399		495
Allowance for loan losses	(5,453)		(5,069)
Total net loans	$306,970		$301,046

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

Analysis of allowance for loan losses activity

(Dollars in thousands)	Three months ended
	September 30, 2011	September 30, 2010

Balance at the beginning of the period	$5,069	$4,024
Charge-offs:
Residential real estate mortgages	24	---
Nonresidential mortgage	33	---
Consumer installment	51	61
Commercial loans	---	2
Total loans charged off	108	63

Recoveries:
Consumer installment	18	19
Commercial loans	---	5
Total recoveries	18	24

Net charge-offs	90	39

Provisions charged to operations	474	353
Balance at the end of the period	$5,453	$4,338

Ratio of annualized net charge-offs to average loans outstanding	0.12%	0.05%
Ratio of annualized net charge-offs to nonperforming assets	4.79%	3.01%
Allowance for loan losses to nonperforming loans	75.05%	86.99%
Allowance for loan losses to total loans receivable	1.75%	1.43%

Nonaccrual Loans and Nonperforming Assets

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.    The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of the nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired, especially small homogenous loan types, due to collateral adequacy.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.  For further discussion and detail regarding the Allowance for Loan Losses and impaired loans please refer to Note (5) Credit Quality of Loans and Allowance for Loan Losses. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset. The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2011 or June 30, 2011.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At
(Dollars in thousands)	September 30, 2011	June 30, 2011
Nonaccrual loans:
Real estate mortgages:
Residential	$3,820	$3,074
Nonresidential	2,331	2,171
Construction and land	250	238
Multi-family	573	577
Home equity loans	102	49
Consumer installment	23	41
Commercial loans	167	144
Total nonaccrual loans	7,266	6,294
Accruing loans delinquent 90 days or more	---	---
Foreclosed real estate:
Residential	---	363
Nonresidential	230	80
Land	13	---
Foreclosed real estate	243	443
Total nonperforming assets	$7,509	$6,737

Total nonperforming assets as a percentage of total assets	1.35%	1.23%
Total nonperforming loans to net loans	2.37%	2.09%

The table below details additional information related to nonaccrual loans for the three months ended September 30:
(In thousands)	2011	2010
Interest income that would have been recorded if loans had been performing in accordance with original terms	$379	$271
Interest income that was recorded on nonaccrual loans during the quarter ended	67	54

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:
(In thousands)	September 30, 2011	June 30, 2011
Balance of impaired loans, with a valuation allowance	$1,973	$2,235
Allowance relating to impaired loans included in allowance for loan losses	338	466
Balance of impaired loans, without a valuation allowance	674	675
Average balance of impaired loans for the quarter ended	2,683	3,050
Interest income recorded on impaired loans during the quarter ended	26	35

Nonperforming assets amounted to $7.5 million at September 30, 2011 and $6.7 million as of June 30, 2011, an increase of approximately $771,000 or 11.4% and total impaired loans amounted to $2.6 million at September 30, 2011 compared to $2.9 million at June 30, 2011, a decrease of $263,000.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   Loans on nonaccrual status totaled $7.3 million at September 30, 2011 of which $3.0 million were in the process of foreclosure and an additional $787,000 were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this period, the Bank has agreed not to continue foreclosure proceedings.  Of the remaining $3.5 million in nonaccrual loans, $1.6 million were less than 90 days past due, or were current at September 30, 2011, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.  The majority of The Bank of Greene County loans, including most nonaccrual loans as of September 30, 2011, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired, especially small homogenous loan types, due to collateral adequacy.  These loans are included in total nonperforming assets.

DEPOSITS

Total deposits increased to $492.0 million at September 30, 2011 from $469.9 million at June 30, 2011, an increase of $22.1 million, or 4.7%.  This increase was primarily the result of an increase of $18.8 million in balances at the Company’s Commercial Bank subsidiary due primarily to the annual collection of taxes by several local school districts.  Interest bearing checking accounts (NOW accounts) increased $19.9 million or 13.9% to $163.3 million at September 30, 2011 as compared to $143.4 million at June 30, 2011.  Savings and money market deposits increased $2.2 million and $5.8 million, respectively between June 30, 2011 and September 30, 2011.   Noninterest bearing deposits increased $1.4 million to $50.7 million at September 30, 2011.  Partially offsetting these increases was a $7.2 million decrease in certificates of deposit balances between June 30, 2011 and September 30, 2011.

(Dollars in thousands)	At Sept. 30, 2011	Percentage of Portfolio	At June 30, 2011	Percentage of Portfolio

Noninterest bearing deposits	$50,740	10.3%	$49,313	10.5%
Certificates of deposit	84,287	17.1	91,549	19.5
Savings deposits	114,100	23.2	111,851	23.8
Money market deposits	79,587	16.2	73,795	15.7
NOW deposits	163,280	33.2	143,389	30.5
Total deposits	$491,994	100.0%	$469,897	100.0%

BORROWINGS

At September 30, 2011, The Bank of Greene County had pledged approximately $161.3 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $116.5 million at September 30, 2011, of which $12.0 million in term borrowings were outstanding at September 30, 2011.  There were no overnight borrowings outstanding at September 30, 2011.   Interest rates on overnight borrowings are determined at the time of borrowing.  Term borrowings consisted of $7.0 million of fixed rate, fixed term advances with a weighted average rate of 3.49% and a weighted average maturity of 19 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate and a maturity of 24 months at September 30, 2011, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2011, approximately $6.4 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at September 30, 2011.

On October 8, 2010, The Bank of Greene County established an unsecured line of credit with Atlantic Central Bankers Bank for $6 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At September 30, 2011 and 2010 there were no balances outstanding with Atlantic Central Bankers Bank, and there was no activity during the quarters ended September 30, 2011 and 2010.

Scheduled maturities of term borrowings at September 30, 2011 were as follows:
(In thousands)
Fiscal year end
2012	$3,000
2013	1,000
2014	6,000
2015	2,000
$12,000

EQUITY

Shareholders’ equity increased to $49.5 million at September 30, 2011 from $48.1 million at June 30, 2011, as net income of $1.5 million was partially offset by dividends declared and paid of $322,000. Additionally, shareholders’ equity increased $222,000 as a result of an increase in other comprehensive income.  Other changes in equity, totaling a $19,000 increase, were the result of activities associated with the Company’s 2008 Stock Option Plan.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2011 and 2010.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

(Dollars in thousands)	2011	2011	2011	2010	2010	2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$308,630	$4,468	5.79%	$300,888	$4,537	6.03%
Securities2	211,277	1,721	3.26	168,283	1,420	3.38
Interest bearing bank balances
and Federal funds	2,925	1	0.14	4,177	2	0.19
FHLB stock	1,760	15	3.41	1,611	17	4.22
Total interest earning assets	524,592	6,205	4.73%	474,959	5,976	5.03%
Cash and due from banks	7,468			7,244
Allowance for loan losses	(5,137)			(4,094)
Other non-interest earning assets	19,348			18,189
Total assets	$546,271			$496,298

Interest bearing liabilities:
Savings and money market deposits	$190,369	$294	0.62%	$161,034	$298	0.74%
NOW deposits	144,792	222	0.61	125,702	238	0.76
Certificates of deposit	87,685	371	1.69	97,505	494	2.03
Borrowings	22,834	119	2.08	20,423	149	2.92
Total interest bearing liabilities	445,680	1,006	0.90%	404,664	1,179	1.16%
Non-interest bearing deposits	48,360			44,012
Other non-interest bearing liabilities	3,587			2,375
Shareholders’ equity	48,644			45,247
Total liabilities and equity	$546,271			$496,298

Net interest income		$5,199			$4,797

Net interest rate spread			3.83%			3.87%

Net Earning Assets	$78,912			$70,295

Net interest margin			3.96%			4.04%

Average interest earning assets to
average interest bearing liabilities			117.71%			117.37%

_____________________________________________
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

	Three Months Ended September 30,
(In thousands)	2011 versus 2010

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net1	$115	$(184)	($69)
Securities2	353	(52)	301
Federal funds	0	0	0
Interest-bearing bank balances	(1)	0	(1)
FHLB stock	1	(3)	(2)
Total interest earning assets	468	(239)	229

Interest-bearing liabilities:
Savings and money market deposits	49	(53)	(4)
NOW deposits	34	(50)	(16)
Certificates of deposit	(46)	(77)	(123)
Borrowings	16	(46)	(30)
Total interest bearing liabilities	53	(226)	(173)
Net interest income	$415	($13)	$402
__________________________________________
1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities,  asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.10% for the quarter ended September 30, 2011 as compared to 1.07% for the quarter ended September 30, 2010.  Annualized return on average equity increased to 12.41% for the quarter ended September 30, 2011 as compared to 11.70% for the quarter ended September 30, 2010.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income and noninterest income, partially offset by higher noninterest expense. Net income amounted to $1.5 million for the quarter ended September 30, 2011 as compared to $1.3 million for the prior year period, an increase of $185,000 or 14.0%.  Average assets increased $50.0 million, or 10.1% to $546.3 million for the quarter ended September 30, 2011 as compared to $496.3 million for the quarter ended September 30, 2010.  Average equity increased $3.4 million, or 7.5%, to $48.6 million for the quarter ended September 30, 2011 as compared to $45.2 million for the quarter ended September 30, 2010.

INTEREST INCOME

Interest income amounted to $6.2 million for the quarter ended September 30, 2011 as compared to $6.0 million for the quarter ended September 30, 2010, an increase of $229,000 or 3.8%.  The increase in loan and securities volumes had the greatest impact on interest income when comparing the quarters ended September 30, 2011 and 2010.  This increase in volume was offset by a decline in yields on securities and loans. Average loan balances increased $7.7 million while the yield on loans decreased 24 basis points when comparing the quarters ended September 30, 2011 and 2010.   Average securities increased $43.0 million when comparing the quarters ended September 30, 2011 and 2010. The yield on such securities decreased 12 basis points during this same period.

INTEREST EXPENSE

Interest expense amounted to $1.0 million for the quarter ended September 30, 2011 as compared to $1.2 million for the quarter ended September 30, 2010, a decrease of $173,000 or 14.7%.  Decreases in rates on interest-bearing liabilities contributed to the decrease in overall interest expense.  As illustrated in the rate/volume table, interest expense was reduced $226,000 due to a 26 basis point decrease in the average rate on interest-bearing liabilities, which was partially offset by an increase in interest expense of $53,000 due to a $41.0 million increase in the average balance of interest-bearing liabilities.  The average rate paid on NOW deposits decreased 15 basis points when comparing the quarters ended September 30, 2011 and 2010, and the average balance of such accounts grew by $19.1 million. The average balance of savings and money market deposits increased by $29.3 million and the rate paid decreased by 12 basis points when comparing the quarters ended September 30, 2011 and 2010. The average balance of certificates of deposit decreased by $9.8 million, and the average rate paid decreased by 34 basis points when comparing the quarters ended September 30, 2011 and 2010.    The average balance on borrowings increased $2.4 million and the rate decreased 84 basis points when comparing the quarters ended September 30, 2011 and 2010.

NET INTEREST INCOME

Net interest income increased $402,000 to $5.2 million for the quarter ended September 30, 2011 as compared to $4.8 million for the quarter ended September 30, 2010.  Net interest spread decreased 4 basis points to 3.83% as compared to 3.87% when comparing the quarters ended September 30, 2011 and 2010, respectively.  Net interest margin decreased 8 basis points to 3.96% for the quarter ended September 30, 2011 as compared to 4.04% for the quarter ended September 30, 2010.  The increase in average loan balances, partially offset by the narrowing of the net interest spread and margin, led to an increase in net interest income when comparing the quarters ended September 30, 2011 and 2010.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  During the quarters ended September 30, 2011 and 2010, the Company increased the level of allowance for loan losses due to an increase in the amount of nonperforming assets and loan charge-offs resulting from a decline in the overall economy, and an increase in local unemployment. Also, during the quarter ended September 30, 2011, the Company increased its provision for loan losses as a result of flood damage caused by Hurricane Irene within several of the communities within its market area.  The Company continues to assess the impact on its loan portfolio from this natural disaster and monitor the credit quality of the affected loans.   As a result, the provision for loan losses amounted to $474,000 and $353,000 for the quarters ended September 30, 2011 and 2010, respectively, an increase of $121,000 or 34.3%. Continued increases in non-performing assets and loan charge-offs have resulted in an increase in the level of allowance for loan losses to total loans receivable to 1.75% as of September 30, 2011 as compared to 1.66% as of June 30, 2011.  Nonperforming loans amounted to $7.3 million and $6.3 million at September 30, 2011 and June 30, 2011, respectively, an increase of $1.0 million or 15.9%.  Net charge-offs amounted to $90,000 and $39,000 for the quarters ended September 30, 2011 and 2010, respectively, an increase of $51,000.   At September 30, 2011, nonperforming assets were 1.35% of total assets and nonperforming loans were 2.37% of net loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $114,000 or 10.4% to $1.2 million for the quarter ended September 30, 2011 as compared to $1.1 million for the quarter ended September 30, 2010, which was primarily due to an increase in service charges on deposit accounts and debit card fees of $49,000 and $41,000, respectively, resulting from continued growth in the number of deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased $130,000 when comparing the quarters ended September 30, 2011 and 2010 at $3.6 million and $3.5 million, respectively.  This increase was primarily due to an increase of $90,000 in compensation expense, $23,000 in legal and professional fees, $28,000 in service and data processing fees and $81,000 in other expenses.  The increase in legal and professional fees were related to loans in process of foreclosure and increased fees for consulting services related to the implementation of strategic objectives. Included in the increases in service and data processing fees and other expenses are increased costs associated with debit card accounts as well as the recognition of a loss on sale of foreclosed assets of $50,000.  These increases were partially offset by decreases in FDIC insurance premiums of $53,000 and advertising and promotion expenses of $65,000.   The decrease in FDIC insurance premiums was the result of regulatory changes in the method of calculating the premiums.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 33.8% for the quarter ended September 30, 2011, compared to 34.3% for the quarter ended September 30, 2010.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $7.5 million at September 30, 2011.  The unused portion of overdraft lines of credit amounted to $733,000, the unused portion of home equity lines of credit amounted to $7.9 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $9.2 million at September 30, 2011.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2011 and June 30, 2011.  Consolidated shareholders’ equity represented 8.9% of total assets at September 30, 2011 and 8.8% of total assets of June 30, 2011.

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
No shares repurchased during the quarter ended September 30, 2011.

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

101 The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Busiess Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  November 14, 2011

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 14, 2011

By: /s/ Michelle M. Plummer

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

Date: November 14, 2011                                                                           /s/ Donald E. Gibson
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

Date: November 14, 2011                                                                           /s/ Michelle M. Plummer
            Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2011 and that to the best of his knowledge:

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

Date: November 14, 2011                                                                           _/s/ Donald E. Gibson
               Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2011 and that to the best of her knowledge:

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

Date: November 14, 2011                                                                           /s/ Michelle M. Plummer
            Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer