Form 10-Q
period 2011-12-31
GREENE COUNTY BANCORP INC
filed 2012-02-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes:                No:     X

As of February 8, 2012, the registrant had 4,154,562 shares of common stock outstanding at $ 0.10 par value per share.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	[Removed and Reserved]	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

	Signatures	45

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
   Exhibit 101 Extensible Business Reporting Language (XBRL)
		46 47 48 49

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2011 and June 30, 2011
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2011	June 30, 2011
Cash and due from banks	$19,013	$9,245
Federal funds sold	1,042	721
Total cash and cash equivalents	20,055	9,966

Securities available for sale, at fair value	77,235	90,117
Securities held to maturity, at amortized cost	128,748	124,177
Federal Home Loan Bank stock, at cost	1,273	1,916

Loans	317,041	305,620
Allowance for loan losses	(5,617)	(5,069)
Unearned origination fees and costs, net	410	495
Net loans receivable	311,834	301,046

Premises and equipment	15,044	15,407
Accrued interest receivable	2,714	2,716
Foreclosed real estate	361	443
Prepaid expenses and other assets	2,319	1,737
Total assets	$559,583	$547,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$53,766	$49,313
Interest bearing deposits	440,203	420,584
Total deposits	493,969	469,897

Borrowings from FHLB, short-term	---	14,300
Borrowings from FHLB, long-term	12,000	12,000
Accrued expenses and other liabilities	2,993	3,247
Total liabilities	508,962	499,444

Shareholders’ equity:
Preferred stock,
Authorized - 1,000,000 shares; Issued - None	---	---
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares
Issued - 4,305,670 shares
Outstanding - 4,150,228 shares at December 31, 2011
and 4,145,828 shares at June 30, 2011;	431	431
Additional paid-in capital	11,042	11,001
Retained earnings	39,695	37,336
Accumulated other comprehensive income	626	519
Treasury stock, at cost 155,442 shares at December 31, 2011
and 159,842 shares at June 30, 2011	(1,173)	(1,206)
Total shareholders’ equity	50,621	48,081
Total liabilities and shareholders’ equity	$559,583	$547,525
See notes to consolidated financial statements.

         Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2011 and 2010
(Unaudited)
(In thousands, except share and per share amounts)
	2011	2010
Interest income:
Loans	$8,943	$9,046
Investment securities - taxable	470	577
Mortgage-backed securities	2,310	1,823
Investment securities - tax exempt	626	576
Interest bearing deposits and federal funds sold	14	20
Total interest income	12,363	12,042

Interest expense:
Interest on deposits	1,714	2,045
Interest on borrowings	227	305
Total interest expense	1,941	2,350

Net interest income	10,422	9,692
Provision for loan losses	896	836
Net interest income after provision for loan losses	9,526	8,856

Noninterest income:
Service charges on deposit accounts	1,255	1,173
Debit card fees	688	619
Investment services	137	148
E-commerce fees	55	55
Net gain on sale of available-for-sale securities	11	212
Other operating income	276	254
Total noninterest income	2,422	2,461

Noninterest expense:
Salaries and employee benefits	3,944	3,971
Occupancy expense	613	611
Equipment and furniture expense	332	280
Service and data processing fees	770	698
Computer software, supplies and support	162	135
Advertising and promotion	145	190
FDIC insurance premiums	152	281
Legal and professional fees	409	319
Other	899	760
Total noninterest expense	7,426	7,245

Income before provision for income taxes	4,522	4,072
Provision for income taxes	1,518	1,396
Net income	$3,004	$2,676

Basic EPS	$0.72	$0.65
Basic average shares outstanding	4,146,965	4,125,619
Diluted EPS	$0.72	$0.64
Diluted average shares outstanding	4,190,187	4,157,903
Dividends per share	$0.35	$0.55

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2011 and 2010
(Unaudited)
(In thousands, except share and per share amounts)
	2011	2010
Interest income:
Loans	$4,475	$4,509
Investment securities - taxable	225	306
Mortgage-backed securities	1,124	941
Investment securities - tax exempt	321	292
Interest bearing deposits and federal funds sold	13	18
Total interest income	6,158	6,066

Interest expense:
Interest on deposits	827	1,015
Interest on borrowings	108	156
Total interest expense	935	1,171

Net interest income	5,223	4,895
Provision for loan losses	422	483
Net interest income after provision for loan losses	4,801	4,412

Noninterest income:
Service charges on deposit accounts	639	606
Debit card fees	350	322
Investment services	62	70
E-commerce fees	25	25
Net gain on sale of available-for-sale securities	--	212
Other operating income	132	126
Total noninterest income	1,208	1,361

Noninterest expense:
Salaries and employee benefits	1,937	2,054
Occupancy expense	295	308
Equipment and furniture expense	187	136
Service and data processing fees	399	355
Computer software, supplies and support	81	64
Advertising and promotion	109	89
FDIC insurance premiums	62	138
Legal and professional fees	227	160
Other	471	413
Total noninterest expense	3,768	3,717

Income before provision for income taxes	2,241	2,056
Provision for income taxes	746	704
Net income	$1,495	$1,352

Basic EPS	$0.36	$0.33
Basic average shares outstanding	4,148,102	4,129,939
Diluted EPS	$0.36	$0.32
Diluted average shares outstanding	4,190,211	4,163,333
Dividends per share	$0.175	$0.375
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2011 and 2010
(Unaudited)
(In thousands)
	2011	2010
Net income	$3,004	$2,676

Other comprehensive income (loss):
Securities:
Unrealized holding gains (losses) on available for sale securities, arising during the six months ended December 31, 2011 and 2010,
net of income taxes of $55 and ($297), respectively.	87	(470)

Reclassification adjustment for gain on sale of available-for-sale securities
realized in net income, net of income taxes of ($4) and ($82), respectively	(7)	(130)

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $12 and $15, respectively	19	23

Pension, actuarial gain, net of income tax of $5 and $2	8	4

Other comprehensive income (loss)	107	(573)

Comprehensive income	$3,111	$2,103

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2011 and 2010
(Unaudited)
(In thousands)
	2011	2010
Net income	$1,495	$1,352

Other comprehensive loss:
Securities:
Unrealized holding losses on available for sale securities, arising during the three months ended December 31, 2011 and 2010,
net of income taxes of ($81) and ($485), respectively.	(128)	(769)

Reclassification adjustment for gain on sale of available-for-sale securities
realized in net income, net of income taxes of $-- and ($82), respectively	---	(130)

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $6 and $7, respectively	9	11

Pension, actuarial gain, net of income tax of $3 and $1	4	2

Other comprehensive loss	(115)	(886)

Comprehensive income	$1,380	$466

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2011 and 2010
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid – In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance at
June 30, 2010	$431	$10,666	$33,692	$1,123	$(1,409)	$44,503

Stock options exercised		71			125	196

Stock options compensation		112				112

Dividends declared			(1,002)			(1,002)

Net income			2,676			2,676

Total other comprehensive loss, net of taxes				(573)		(573)
Balance at
December 31, 2010	$431	$10,849	$35,366	$550	$(1,284)	$45,912

Balance at
June 30, 2011	$431	$11,001	$37,336	$519	$(1,206)	$48,081

Stock options exercised		22			33	55

Stock options compensation		19				19

Dividends declared			(645)			(645)

Net income			3,004			3,004

Total other comprehensive income, net of taxes				107		107
Balance at
December 31, 2011	$431	$11,042	$39,695	$626	$(1,173)	$50,621

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2011 and 2010
(Unaudited)
(In thousands)	2011	2010
Cash flows from operating activities:
Net Income	$3,004	$2,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	416	360
Net amortization of premiums and discounts	520	506
Net amortization of deferred loan costs and fees	131	110
Provision for loan losses	896	836
Stock option compensation	19	112
Net gain on sale of available-for-sale securities	(11)	(212)
Loss on sale of foreclosed real estate	132	---
Net decrease in accrued income taxes	(758)	(239)
Net decrease in accrued interest receivable	2	98
Net decrease in prepaid and other assets	160	238
Net decrease in other liabilities	(293)	(30)
Net cash provided by operating activities	4,218	4,455

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	6,440	6,666
Proceeds from sale of securities	770	6,875
Purchases of securities	(4,097)	(29,583)
Principal payments on securities	9,699	6,544
Securities held-to-maturity:
Proceeds from maturities	8,887	9,630
Purchases of securities	(18,725)	(18,725)
Principal payments on securities	4,990	2,538
Net redemption of Federal Home Loan Bank Stock	643	409
Maturity of long term certificate of deposit	---	1,000
Net increase in loans receivable	(12,258)	(1,729)
Proceeds from sale of foreclosed real estate	393	---
Purchases of premises and equipment	(53)	(903)
Net cash used in investing activities	(3,311)	(17,278)

Cash flows from financing activities:
Net decrease in short-term FHLB advances	(14,300)	(9,100)
Payment of cash dividends	(645)	(1,002)
Proceeds from stock options exercised	55	196
Net increase in deposits	24,072	44,122
Net cash provided by financing activities	9,182	34,216

Net increase in cash and cash equivalents	10,089	21,393
Cash and cash equivalents at beginning of period	9,966	9,643
Cash and cash equivalents at end of period	$20,055	$31,036

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$443	$200
Cash paid during the period:
Interest	$1,934	$2,345
Income taxes	2,276	1,636
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three and Six Months Ended December 31, 2011 and 2010

(1)   Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2011 was derived from the audited consolidated financial statements as of and for the year then ended of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank.  The consolidated financial statements at and for the three and six months ended December 31, 2011 and 2010 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2011, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or shareholders’ equity as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2012.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)   Securities

Securities at December 31, 2011 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government sponsored enterprises	$19,861	$472	$ ---	$20,333
State and political subdivisions	6,376	181	---	6,557
Mortgage-backed securities-residential	28,153	641	---	28,794
Mortgage-backed securities-multi-family	14,497	661	---	15,158
Asset-backed securities	22	---	1	21
Corporate debt securities	6,109	208	64	6,253
Total debt securities	75,018	2,163	65	77,116
Equity and other securities	67	52	---	119
Total securities available-for-sale	75,085	2,215	65	77,235
Securities held-to-maturity:
U.S. treasury securities	11,046	97	---	11,143
U.S. government sponsored enterprises	998	34	---	1,032
State and political subdivisions	43,986	562	89	44,459
Mortgage-backed securities-residential	53,065	2,088	22	55,131
Mortgage-backed securities-multi-family	19,227	185	2	19,410
Other securities	426	---	---	426
Total securities held-to-maturity	128,748	2,966	113	131,601
Total securities	$203,833	$5,181	$178	$208,836

Securities at June 30, 2011 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government sponsored enterprises	$25,909	$171	$377	$25,703
State and political subdivisions	6,819	243	---	7,062
Mortgage-backed securities-residential	28,214	773	73	28,914
Mortgage-backed securities-multi-family	20,184	912	---	21,096
Asset-backed securities	24	---	1	23
Corporate debt securities	6,881	325	---	7,206
Total debt securities	88,031	2,424	451	90,004
Equity and other securities	67	46	---	113
Total securities available-for-sale	88,098	2,470	451	90,117
Securities held-to-maturity:
U.S. treasury securities	11,062	70	---	11,132
U.S. government sponsored enterprises	997	30	---	1,027
State and political subdivisions	34,933	200	9	35,124
Mortgage-backed securities-residential	57,347	1,737	35	59,049
Mortgage-backed securities-multi-family	19,434	47	14	19,467
Other securities	404	2	---	406
Total securities held-to-maturity	124,177	2,086	58	126,205
Total securities	$212,275	$4,556	$509	$216,322

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Asset-backed securities	---	---	21	1	21	1
Corporate debt securities	697	64	---	---	697	64
Total securities available-for-sale	697	64	21	1	718	65
Securities held-to-maturity:
State and political subdivisions	2,419	89	---	---	2,419	89
Mortgage-backed securities-residential	6,220	22	---	---	6,220	22
Mortgage-backed securities-multifamily	2,992	2	---	---	2,992	2
Total securities held-to-maturity	11,631	113	---	---	11,631	113
Total securities	$12,328	$177	$21	$1	$12,349	$178

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

At December 31, 2011, there was one security which has been in a continuous unrealized loss position for more than 12 months and 23 securities with a continuous unrealized loss position of less than 12 months.    When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads during the reporting period.

Gross realized gains and losses on sales of securities or other-than-temporary impairment of securities recognized in income during the six months ended December 31, 2011 and 2010 are as follows:

	Six months ended December 31,
(in thousands)	2011	2010
Gross realized gains	$11	$212
Gross realized losses	---	---
Other-than-temporary impairment losses	---	---
Net gains (losses) recognized	$11	$212

During the six months ended December 31, 2011 the Company sold $759,000 of corporate debt securities within its available-for-sale portfolio at a gain of $11,000. During the six months ended December 31, 2010, the Company sold $6.6 million of securities issued by U.S. Government sponsored enterprises which resulted in the recognition of a net gain of $212,000.    There were no realized losses or other-than-temporary impairment losses recognized during the three and six months ended December 31, 2011 and 2010.

The estimated fair values of debt securities at December 31, 2011, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For mortgage-backed securities, the entire balance has been included in the time period of final contractual maturity, without consideration of scheduled principal repayments.

		After	After
	In	One Year	Five Years
	One Year	Through	Through	After
	Or Less	Five Years	Ten Years	Ten Years	Total
(In thousands)
Securities available-for-sale:
U.S. Government sponsored enterprises	$1,015	$11,416	$5,901	$2,001	$20,333
State and political subdivisions	1,561	4,996	---	---	6,557
Mortgage-backed securities-residential	1,040	1,753	6,158	19,843	28,794
Mortgage-backed securities-multi-family	992	14,166	---	---	15,158
Asset-backed securities	---	---	---	21	21
Corporate debt securities	2,083	2,120	2,050	---	6,253
Total debt securities	6,691	34,451	14,109	21,865	77,116
Equity securities	---	---	---	119	119
Total securities available-for-sale	6,691	34,451	14,109	21,984	77,235
Securities held-to-maturity:
U.S. treasury securities	4,014	7,129	---	---	11,143
U.S. government sponsored enterprises	---	1,032	---	---	1,032
State and political subdivisions	9,253	15,986	11,834	7,386	44,459
Mortgage-backed securities-residential	2,556	3,888	20,504	28,183	55,131
Mortgage-backed securities-multi-family	347	2,302	16,761	---	19,410
Other securities	50	1	---	375	426
Total securities held-to-maturity	16,220	30,338	49,099	35,944	131,601
Total securities	$22,911	$64,789	$63,208	$57,928	$208,836

As of December 31, 2011, securities with an aggregate fair value of $154.6 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended December 31, 2011 or 2010.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and six months ended December 31, 2011 or 2010.

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

When The Bank of Greene County classifies problem assets as either Substandard, Doubtful or Loss, it generally establishes a specific valuation allowance or "loss reserve" in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When The Bank of Greene County identifies problem assets as being impaired, it is required to evaluate whether the Bank will be able to collect all amounts due either through repayments or the liquidation of the underlying collateral.  If it is determined that impairment exists, the Bank is required either to establish a specific allowance for losses equal to the amount of impairment of the assets, or to charge-off such amount.  The Bank of Greene County's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

The Bank primarily has three segments within its loan portfolio that it considers when measuring credit quality: real estate loans, consumer installment and commercial loans.  The real estate portfolio consists of residential, nonresidential, and construction loan classes.    The inherent risk within the loan portfolio varies depending upon each of these loan types.

The Bank of Greene County’s primary lending activity is the origination of residential mortgage loans, including home equity loans, which are collateralized by residences.   Generally, residential mortgage loans are made in amounts up to 80.0% of the appraised value of the property.  However, The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  In the event of default by the borrower, The Bank of Greene County will acquire and liquidate the underlying collateral.    By originating the loan at a loan-to-value ratio of 80% or less or obtaining private mortgage insurance, The Bank of Greene County limits its risk of loss in the event of default.  However, the market values of the collateral may be adversely impacted by declines in the economy.  Home equity loans may have an additional inherent risk if The Bank of Greene County does not hold the first mortgage since The Bank of Greene County may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

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

Loan balances by internal credit quality indicator as of December 31, 2011 are shown below.
(in thousands)	Performing	Watch	Special Mention		Substandard	Total
Residential mortgage	$179,188	$1,594	$	---	$4,794	$185,576
Nonresidential mortgage	65,654	874		595	2,005	69,128
Residential construction & land	3,734	---		---	---	3,734
Commercial construction	2,589	---		285	---	2,874
Multi-family	4,833	---		431	568	5,832
Home equity	24,575	50		---	102	24,727
Consumer installment	4,078	67		---	15	4,160
Commercial loans	19,883	255		136	736	21,010
Total gross loans	$304,534	$2,840		$1,447	$8,220	$317,041

Loan balances by internal credit quality indicator as of June 30, 2011 are shown below.
(in thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$176,615	$1,782	$95	$3,120	$181,612
Nonresidential mortgage	59,633	1,017	602	2,608	63,860
Residential construction & land	3,718	---	---	13	3,731
Commercial construction	1,789	---	---	225	2,014
Multi-family	5,036	---	434	578	6,048
Home equity	25,446	64	---	49	25,559
Consumer installment	3,960	7	---	41	4,008
Commercial loans	17,149	274	680	685	18,788
Total gross loans	$293,346	$3,144	$1,811	$7,319	$305,620

The Company had no loans classified Doubtful or Loss at December 31, 2011 or June 30, 2011.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2011 and June 30, 2011.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.   Loans on nonaccrual status totaled $7.2 million at December 31, 2011 of which $3.5 million were in the process of foreclosure and an additional $1.1 million were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this period, the Bank has agreed not to continue foreclosure proceedings.  Of the remaining $2.6 million in nonaccrual loans, $1.3 million were less than 90 days past due, or were current at December 31, 2011, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of December 31, 2011:
(in thousands)	30-59 days past due	60-89 days past due	More than 90 days past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$1,379	$1,030	$4,236	$6,645	$178,931	$185,576	$4,747
Nonresidential mortgage	1,296	715	1,021	3,032	66,096	69,128	1,702
Residential construction & land	---	---	---	---	3,734	3,734	---
Commercial construction	---	---	---	---	2,874	2,874	---
Multi-family	---	---	439	439	5,393	5,832	439
Home equity	66	50	102	218	24,509	24,727	102
Consumer installment	50	67	15	132	4,028	4,160	15
Commercial loans	108	535	104	747	20,263	21,010	211
Total gross loans	$2,899	$2,397	$5,917	$11,213	$305,828	$317,041	$7,216

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2011:
(in thousands)	30-59 days past due	60-89 days past due	More than 90 days past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$1,766	$1,292	$2,294	$5,352	$176,260	$181,612	$3,074
Nonresidential mortgage	1,163	687	1,799	3,649	60,211	63,860	2,171
Residential construction & land	---	---	13	13	3,718	3,731	13
Commercial construction	225	---	---	225	1,789	2,014	225
Multi-family	128	---	449	577	5,471	6,048	577
Home equity	168	64	43	275	25,284	25,559	49
Consumer installment	31	25	13	69	3,939	4,008	41
Commercial loans	69	546	82	697	18,091	18,788	144
Total gross loans	$3,550	$2,614	$4,693	$10,857	$294,763	$305,620	$6,294

The Bank of Greene County had no accruing loans delinquent more than 90 days as of December 31, 2011 or June 30, 2011.

The table below details additional information related to nonaccrual loans for the six months ended December 31:

(In thousands)	2011	2010
Interest income that would have been recorded if loans had been performing in accordance with original terms	$427	$379
Interest income that was recorded on nonaccrual loans during the fiscal year ended	143	109

Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  The Bank of Greene County considers residential mortgages, home equity loans, smaller commercial loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience and other factors.  In contrast, large commercial mortgage, construction, multi-family and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired, especially small homogenous loan types, due to collateral adequacy.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

The tables below detail additional information on impaired loans for the periods indicated:

	As of December 31, 2011				For the six months ended December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$213	$276	$	---	$213	$	---
Nonresidential mortgage	456	456		---	459		21
Total loans with no related allowance	669	732		---	672		21
With an allowance recorded:
Residential mortgage	46	46		2	46		2
Nonresidential mortgage	651	651		145	971		13
Multi-family	431	431		160	433		12
Commercial loans	500	500		20	500		17
Total loans with related allowance	1,628	1,628		327	1,950		44
Total impaired loans:
Residential mortgage	259	322		2	259		2
Nonresidential mortgage	1,107	1,107		145	1,430		34
Multi-family	431	431		160	433		12
Commercial loans	500	500		20	500		17
Total impaired loans	$2,297	$2,360		$327	$2,622		$65

	As of June 30, 2011				For the six months ended December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$213	$276	$	---	$576	$4
Nonresidential mortgage	462	462		---	---	---
Total loans with no related allowance	675	738		---	576	4
With an allowance recorded:
Residential mortgage	46	46		2	---	---
Nonresidential mortgage	1,255	1,255		292	281	---
Multi-family	434	434		160	---	---
Commercial loans	500	500		12	---	---
Total loans with related allowance	2,235	2,235		466	281	---
Total impaired loans:
Residential mortgage	259	322		2	576	4
Nonresidential mortgage	1,717	1,717		292	281	---
Multi-family	434	434		160	---	---
Commercial loans	500	500		12	---	---
Total impaired loans	$2,910	$2,973		$466	$857	$4

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more to collect the loan than it will receive, and all reasonable avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.   For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated.

The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

(In thousands)	Balance September 30, 2011	Charge-offs	Recoveries	Provision	Balance December 31, 2011
Residential mortgage	$2,059	$34	$4	$118	$2,147
Nonresidential mortgage	1,920	179	---	206	1,947
Residential construction & land	28	---	---	3	31
Commercial construction	54	---	---	24	78
Multi-family	412	---	---	(4)	408
Home equity	221	---	---	(4)	217
Consumer installment	202	67	16	82	233
Commercial loans	557	---	2	(3)	556
Total	$5,453	$280	$22	$422	$5,617

(In thousands)	Balance June 30, 2011	Charge-offs	Recoveries	Provision	Balance December 31, 2011
Residential mortgage	$1,767	$58	$4	$434	$2,147
Nonresidential mortgage	1,859	212	---	300	1,947
Residential construction & land	27	---	---	4	31
Commercial construction	89	---	---	(11)	78
Multi-family	410	---	---	(2)	408
Home equity	186	---	---	31	217
Consumer installment	203	118	34	114	233
Commercial loans	528	---	2	26	556
Total	$5,069	$388	$40	$896	$5,617

	Allowance for Loan Loss	Loans Receivable
	Ending Balance December 31, 2011 Impairment Analysis		Ending Balance December 31, 2011 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$2	$2,145	$46	$185,530
Nonresidential mortgage	145	1,802	651	68,477
Residential construction & land	---	31	---	3,734
Commercial construction	---	78	---	2,874
Multi-family	160	248	431	5,401
Home equity	---	217	---	24,727
Consumer installment	---	233	---	4,160
Commercial loans	20	536	500	20,510
Total	$327	$5,290	$1,628	$315,413

(In thousands)	Balance June 30, 2010	Charge-offs	Recoveries		Provision	Balance December 31, 2010
Residential mortgage	$1,427	$137	$	---	$468	$1,758
Nonresidential mortgage	1,517	---		---	143	1,660
Residential construction & land	48	---		---	(15)	33
Commercial construction	49	---		---	---	49
Multi-family	223	---		---	12	235
Home equity	205	---		---	11	216
Consumer installment	120	123		43	117	157
Commercial loans	435	2		8	100	541
Total	$4,024	$262		$51	$836	$4,649

	Allowance for Loan Loss	Loans Receivable
	Ending Balance June 30, 2011 Impairment Analysis		Ending Balance June 30, 2011 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$2	$1,765	$259	$181,353
Nonresidential mortgage	292	1,567	1,717	62,143
Residential construction & land	---	27	---	3,731
Commercial construction	---	89	---	2,014
Multi-family	160	250	434	5,614
Home equity	---	186	---	25,559
Consumer installment	---	203	---	4,008
Commercial loans	12	516	500	18,288
Total	$466	$4,603	$2,910	$302,710

(6)       Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2011 and June 30, 2011 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
	December	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$20,333	$---	$20,333	$---
State and political subdivisions	6,557	---	6,557	---
Mortgage-backed securities-residential	28,794	17,985	10,809	---
Mortgage-backed securities-multi-family	15,158	15,158	---	---
Asset-backed securities	21	21	---	---
Corporate debt securities	6,253	6,253	---	---
Equity securities	119	119	---	---
Securities available-for-sale	$77,235	$39,536	$37,699	$---

		Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$25,703	$---	$25,703	$---
State and political subdivisions	7,062	---	7,062	---
Mortgage-backed securities-residential	28,914	20,842	8,072	---
Mortgage-backed securities-multi-family	21,096	21,096	---	---
Asset-backed securities	23	23	---	---
Corporate debt securities	7,206	7,206	---	---
Equity securities	113	113	---	---
Securities available-for-sale	$90,117	$49,280	$40,837	$---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is recorded.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan exceeds the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  At December 31, 2011, loans subject to nonrecurring fair value measurement had a gross carrying amount of $1.6 million and fair value of $1.3 million, and consisted of two residential mortgage loans, five nonresidential mortgage loans, one multifamily loan and one commercial loan.  At June 30, 2011, loans subject to nonrecurring fair value measurement had a gross carrying amount of $2.2 million and fair value of $1.8 million, and consisted of two residential mortgage loans, six nonresidential mortgage loans, one multifamily loan and one commercial loan.  The change in fair value of each of the impaired loans for the three and six months ended December 31, 2011 was immaterial.  During the six months ended December 31, 2011, two nonresidential mortgage loans were transferred to foreclosed real estate at their fair value of $430,000, and one land loan was transferred to foreclosed real estate at its fair value of $13,000.  Also, subsequent to transfer to foreclosed real estate, a nonresidential property was written down by $82,000 during the six months ended December 31, 2011, based on the acceptance of a sales contract on the property at less than the carrying value.  No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2011 and June 30, 2011, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(in thousands)	December 31, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$20,055	$20,055	$9,966	$9,966
Securities available-for-sale	77,235	77,235	90,117	90,117
Securities held-to-maturity	128,748	131,601	124,177	126,205
Federal Home Loan Bank stock	1,273	1,273	1,916	1,916
Net loans	311,834	325,752	301,046	309,567
Accrued interest receivable	2,714	2,714	2,716	2,716
Deposits	493,969	494,373	469,897	470,444
Federal Home Loan Bank borrowings	12,000	12,511	26,300	26,941
Accrued interest payable	105	105	98	98

(7)   Earnings Per Share (“EPS”)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the six and three months ended December 31, 2011 and 2010.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Six months ended
December 31, 2011	$3,004,000
Basic		4,146,965	$0.72
Effect of dilutive stock options		43,222	(0.00)
Diluted		4,190,187	$0.72

Six months ended
December 31, 2010	$2,676,000
Basic		4,125,619	$0.65
Effect of dilutive stock options		32,284	(0.01)
Diluted		4,157,903	$0.64

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
December 31, 2011	$1,495,000
Basic		4,148,102	$0.36
Effect of dilutive stock options		42,109	(0.00)
Diluted		4,190,211	$0.36

Three months ended
December 31, 2010	$1,352,000
Basic		4,129,939	$0.33
Effect of dilutive stock options		33,394	(0.01)
Diluted		4,163,333	$0.32

(8)   Dividends

On October 16, 2011, the Board of Directors declared a quarterly cash dividend of $0.175 per share of Greene County Bancorp, Inc.’s common stock.  The dividend, which reflected an annual cash dividend rate of $0.70 cents per share, was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of November 15, 2011, and was paid on December 1, 2011.  It should be noted that Greene County Bancorp, Inc.’s mutual holding company waived receipt of dividends for all periods presented.

(9)   Impact of Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to its guidance on Comprehensive Income which has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require it be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components and total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would be immediately followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income.  In December 2011, the FASB issued an update deferring the effective date for those changes that relate to the presentation of reclassification adjustments.   All other amendments in this ASU will be applied retrospectively. For public entities, they are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of these amendments is not expected to have a material effect on our consolidated results of operations or financial position.

(10)   Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension costs related to the defined benefit pension plan for the six and three months ended December 31, 2011 and 2010 were as follows:

	Six months ended December 31,		Three months ended December 31,
(in thousands)	2011	2010	2011	2010
Interest cost	$108	$102	$54	$51
Expected return on plan assets	(112)	(110)	(56)	(55)
Amortization of net loss	18	15	9	7
Net periodic pension cost	$14	$7	$7	$3

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

The net periodic pension costs related to the SERP for the three and six months ended December 31, 2011 were $29,000 and $42,000, respectively, consisting primarily of service and interest costs.  The net periodic pension costs related to the SERP for the three and six months ended December 31, 2010 were $13,000 and $26,000, respectively, consisting primarily of service costs.  Interest costs associated with this plan were not material for the three and six months ended December 31, 2010.  The accumulated obligation for the SERP was $232,600 and $98,300 as of December 31, 2011 and June 30, 2011, respectively.

(11)   Stock-Based Compensation

At December 31, 2011, Greene County Bancorp, Inc. had one stock-based compensation plan, which is described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2011.

The Company recognized $19,000 and $112,000 in compensation costs and related income tax benefit of $6,000 and $34,000 related to the 2008 Option Plan for the six months ended December 31, 2011 and 2010, respectively.  On August 19, 2011, all granted shares became fully vested, therefore, no remaining compensation cost will be recognized after that date.

A summary of the Company’s stock option activity and related information for its option plans for the six months ended December 31, 2011 and 2010 is as follows:

	2011		2010
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	144,834	$12.50	171,750	$12.36
Exercised	(4,400)	---	(16,583)	11.85
Outstanding at period end	140,434	$12.50	155,167	$12.41
Exercisable at period end	140,434	$12.50	100,337	$12.37

The following table presents stock options outstanding and exercisable at December 31, 2011:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	140,434	6.75	$12.50

The total intrinsic value of the options exercised during the three and six months ended December 31, 2011 was approximately $23,000.   The total intrinsic value of the options exercised during the three and six months ended December 31, 2010, was approximately $77,000, and $91,000, respectively. There were no stock options granted during the six months ended December 31, 2011 or 2010.  The Company had no non-vested options outstanding at December 31, 2011 and 54,830 non-vested options outstanding at December 31, 2010.

Phantom Stock Option Plan and Long-term Incentive Plan

On July 12, 2011, Greene County Bancorp, Inc. (the “Company”) entered into the Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”), effective as of July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 900,000 phantom stock options will be available for awards under the Plan.  A phantom stock option represents the right to receive a cash payment on the date the award vests in the participant equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income.  During the six months ended December 31, 2011, 235,350 phantom stock options were awarded under the plan.  The Company recognized $67,800 and $135,600 in compensation costs related to the phantom stock option plan during the three and six months ended December 31, 2011, respectively.

(12)   Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of December 31, 2011 and June 30, 2011 are presented in the following table:

(in thousands)
	December 31, 2011	June 30, 2011
Unrealized gains on available-for-sale securities, net of tax	$1,318	$1,238
Unrealized loss on securities transferred to held-to-maturity, net of tax	(51)	(70)
Net losses and past service liability for defined benefit plan, net of tax	(641)	(649)
Accumulated other comprehensive income	$626	$519

(13)   Subsequent events

On January 17, 2012, the Board of Directors declared a quarterly cash dividend of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 15, 2012, and will be paid on March 1, 2012.  It should be noted that Greene County Bancorp, MHC has waived the right to receive its portion of the dividend, subject to receipt of the Federal Reserve Board’s non-objection to the dividend waiver.  Greene County Bancorp, MHC submitted its dividend waiver request to the Federal Reserve Board on September 30, 2011, and there can be no assurance that the Federal Reserve Board will grant its non-objection to the dividend waiver.  Greene County Bancorp, MHC owns 2,304,632 shares of Greene County Bancorp, Inc.’s total shares of outstanding common stock.

In June 2011, Greene Properties Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Property Holdings, Ltd. is a subsidiary of The Bank of Greene County.  The Company received regulatory approvals to commence operation of this subsidiary during the quarter ended December 31, 2011.  Certain mortgages and notes currently held by The Bank of Greene County were transferred and beneficially owned by Greene Property Holdings, Ltd. as of January 4, 2012.  The Bank of Greene County will continue to service these loans.  Greene Property Holdings financial statements will be consolidated with The Bank of Greene County, and therefore, the impact to the consolidated financial statement of Greene County Bancorp, Inc. is not expected to be material.

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

Comparison of Financial Condition as of December 31, 2011 and June 30, 2011

ASSETS

Total assets of the Company were $559.6 million at December 31, 2011 as compared to $547.5 million at June 30, 2011, an increase of $12.1 million, or 2.2%.  Securities available for sale and held to maturity amounted to $206.0 million, or 36.8% of assets, at December 31, 2011 as compared to $214.3 million, or 39.1% of assets, at June 30, 2011, a decrease of $8.3 million or 3.9%.   Net loans grew by $10.8 million or 3.6% to $311.8 million at December 31, 2011 as compared to $301.0 million at June 30, 2011.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $20.1 million at December 31, 2011 as compared to $10.0 million at June 30, 2011, an increase of $10.1 million.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, decreased $8.3 million or 3.9% to $206.0 million at December 31, 2011 as compared to $214.3 million at June 30, 2011.  Securities purchases totaled $22.8 million during the six months ended December 31, 2011 and consisted of $18.0 million in state and political subdivision securities and $4.8 million in mortgage-backed securities. Principal pay-downs and maturities amounted to $30.0 million, of which $14.7 million were mortgage-backed securities, $9.3 million were state and political subdivision securities and $6.0 million were U.S. government agency securities. Additionally, during the six months ended December 31, 2011, corporate debt securities sold totaled $759,000, resulting in a realized gain of $11,000, and unrealized net gains on available for sale securities increased $142,000.  Greene County Bancorp, Inc. holds 24.5% of the securities portfolio at December 31, 2011 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
(Dollars in thousands)	December 31, 2011		June 30, 2011
	Balance	Percentage of portfolio	Balance	Percentage of portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$20,333	9.9%	$25,703	12.0%
State and political subdivisions	6,557	3.2	7,062	3.3
Mortgage-backed securities-residential	28,794	14.0	28,914	13.5
Mortgage-backed securities-multifamily	15,158	7.3	21,096	9.8
Asset-backed securities	21	0.0	23	0.0
Corporate debt securities	6,253	3.0	7,206	3.3
Total debt securities	77,116	37.4	90,004	41.9
Equity securities and other	119	0.1	113	0.1
Total securities available-for-sale	77,235	37.5	90,117	42.0
Securities held-to-maturity:
U.S. treasury securities	11,046	5.4	11,062	5.1
U.S. government sponsored enterprises	998	0.5	997	0.5
State and political subdivisions	43,986	21.3	34,933	16.3
Mortgage-backed securities-residential	53,065	25.8	57,347	26.8
Mortgage-backed securities-multifamily	19,227	9.3	19,434	9.1
Other securities	426	0.2	404	0.2
Total securities held-to-maturity	128,748	62.5	124,177	58.0
Total securities	$205,983	100.0%	$214,294	100.0%

LOANS

Net loans receivable increased to $311.8 million at December 31, 2011 from $301.0 million at June 30, 2011, an increase of $10.8 million, or 3.6%.  The loan growth experienced during the six months primarily consisted of $5.2 million in nonresidential real estate loans, $4.0 million in residential mortgage loans, and $2.3 million in non-mortgage loans, and was partially offset by a $216,000 decrease in multifamily mortgage loans and a $548,000 increase in the allowance for loan losses.  The continued low interest rate environment and, we believe, strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  It should be noted however that the Company is subject to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the consolidated results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  As of December 31, 2011, declines in home values have been modest in the Company’s market area. However, updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.  During the six months ended December 31, 2011, properties within several communities within the Company’s market area were either severely damaged or destroyed as a result of Hurricane Irene.  Many of the properties were covered by flood insurance.  The Company is monitoring the affected mortgage loans within its portfolio, evaluating collateral values, disbursing insurance proceeds to the borrower as repairs progress, and monitoring ongoing repayment of the loans.   The Company has evaluated its potential losses that may result from this natural disaster and has made additional provisions to the allowance for loan losses.  During the quarter ended December 31, 2011, the company recognized a charge-off in the amount of $130,000 related to flood damage resulting from Hurricane Irene.

	December 31, 2011		June 30, 2011
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Real estate mortgages:
Residential	$185,576	58.5%	$181,612	59.4%
Nonresidential	69,128	21.8	63,860	20.9
Construction and land	6,608	2.1	5,745	1.9
Multi-family	5,832	1.9	6,048	2.0
Total real estate mortgages	267,144	84.3	257,265	84.2
Home equity loans	24,727	7.8	25,559	8.4
Consumer installment	4,160	1.3	4,008	1.3
Commercial loans	21,010	6.6	18,788	6.1
Total gross loans	317,041	100.0%	305,620	100.0%
Deferred fees and costs	410		495
Allowance for loan losses	(5,617)		(5,069)
Total net loans	$311,834		$301,046

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

Analysis of allowance for loan losses activity

(Dollars in thousands)	Six months ended December 31,
	2011	2010

Balance at the beginning of the period	$5,069	$4,024
Charge-offs:
Residential real estate mortgages	58	137
Nonresidential mortgage	212	---
Consumer installment	118	123
Commercial loans	---	2
Total loans charged off	388	262

Recoveries:
Residential real estate mortgages	4	---
Consumer installment	34	43
Commercial loans	2	8
Total recoveries	40	51

Net charge-offs	348	211

Provisions charged to operations	896	836
Balance at the end of the period	$5,617	$4,649

Ratio of annualized net charge-offs to average loans outstanding	0.23%	0.14%
Ratio of annualized net charge-offs to nonperforming assets	9.18%	6.85%
Allowance for loan losses to nonperforming loans	77.83%	77.99%
Allowance for loan losses to total loans receivable	1.77%	1.55%

Nonaccrual Loans and Nonperforming Assets

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.    The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of the nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired, especially small homogenous loan types, due to collateral adequacy.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.  For further discussion and detail regarding the Allowance for Loan Losses and impaired loans please refer to Note (5) Credit Quality of Loans and Allowance for Loan Losses. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset. The Bank of Greene County had no accruing loans delinquent more than 90 days at December 31, 2011 or June 30, 2011.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At
(Dollars in thousands)	December 31, 2011	June 30, 2011
Nonaccrual loans:
Real estate mortgages:
Residential	$4,747	$3,074
Nonresidential	1,702	2,171
Construction and land	---	238
Multi-family	439	577
Home equity loans	102	49
Consumer installment	15	41
Commercial loans	211	144
Total nonaccrual loans	7,216	6,294
Accruing loans delinquent 90 days or more	---	---
Foreclosed real estate:
Residential	---	363
Nonresidential	348	80
Land	13	---
Foreclosed real estate	361	443
Total nonperforming assets	$7,577	$6,737

Total nonperforming assets as a percentage of total assets	1.35%	1.23%
Total nonperforming loans to net loans	2.31%	2.09%

The table below details additional information related to nonaccrual loans for the six months ended December 31:
(In thousands)	2011	2010
Interest income that would have been recorded if loans had been performing in accordance with original terms	$427	$379
Interest income that was recorded on nonaccrual loans during the six months ended	143	109

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of and for the six months ended December 31:
(In thousands)	2011	2010
Balance of impaired loans, with a valuation allowance	$1,628	$375
Allowance relating to impaired loans included in allowance for loan losses	327	94
Balance of impaired loans, without a valuation allowance	669	576
Average balance of impaired loans for the six months ended	2,622	857
Interest income recorded on impaired loans during the six months ended	65	4

Nonperforming assets amounted to $7.6 million at December 31, 2011 and $6.7 million as of June 30, 2011, an increase of approximately $840,000 or 12.5% and total impaired loans amounted to $2.3 million at December 31, 2011 compared to $2.9 million at June 30, 2011, a decrease of $613,000.  The growth in nonperforming assets has been the result of adverse changes within the economy and increases in local unemployment.   Loans on nonaccrual status totaled $7.2 million at December 31, 2011 of which $3.5 million were in the process of foreclosure and an additional $1.1 million were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this period, the Bank has agreed not to continue foreclosure proceedings.  Of the remaining $2.6 million in nonaccrual loans, $1.3 million were less than 90 days past due, or were current at December 31, 2011, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.  The majority of The Bank of Greene County loans, including most nonaccrual loans as of December 31, 2011, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired, especially small homogenous loan types, due to collateral adequacy.  These loans are included in total nonperforming assets.

DEPOSITS

Total deposits increased to $494.0 million at December 31, 2011 from $469.9 million at June 30, 2011, an increase of $24.1 million, or 5.1%.  This increase was primarily the result of an increase of $13.3 million in balances at Greene County Commercial Bank, our commercial bank subsidiary, which attracts deposits from local municipalities, due primarily to the annual collection of taxes by several local school districts during the quarter ended September 30, 2011.  Interest bearing checking accounts (NOW accounts) increased $25.5 million or 17.8% to $168.9 million at December 31, 2011 as compared to $143.4 million at June 30, 2011.  Savings deposits increased $7.4 million between June 30, 2011 and December 31, 2011.   Noninterest bearing deposits increased $4.5 million to $53.8 million at December 31, 2011.  Partially offsetting these increases was a $11.9 million decrease in certificates of deposit balances and a $1.4 million decrease in money market balances between June 30, 2011 and December 31, 2011.

(Dollars in thousands)
	At December 31, 2011	Percentage of Portfolio	At June 30, 2011	Percentage of Portfolio

Noninterest bearing deposits	$53,766	10.9%	$49,313	10.5%
Certificates of deposit	79,634	16.1	91,549	19.5
Savings deposits	119,253	24.1	111,851	23.8
Money market deposits	72,378	14.7	73,795	15.7
NOW deposits	168,938	34.2	143,389	30.5
Total deposits	$493,969	100.0%	$469,897	100.0%

BORROWINGS

At December 31, 2011, The Bank of Greene County had pledged approximately $161.2 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $123.3 million at December 31, 2011, of which $12.0 million in term borrowings were outstanding at December 31, 2011.  There were no overnight borrowings outstanding at December 31, 2011.   Interest rates on overnight borrowings are determined at the time of borrowing.  Term borrowings consisted of $7.0 million of fixed rate, fixed term advances with a weighted average rate of 3.49% and a weighted average maturity of 16 months.  The remaining $5.0 million borrowing, which carried a 3.64% interest rate and a maturity of 21 months at December 31, 2011, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At December 31, 2011, approximately $6.4 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at December 31, 2011.

The Bank of Greene County has an unsecured line of credit with Atlantic Central Bankers Bank for $6.0 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At December 31, 2011 and 2010 there were no balances outstanding with Atlantic Central Bankers Bank, and there was no activity during the six months ended December 31, 2011 and 2010.

Scheduled maturities of term borrowings at December 31, 2011 were as follows:
(In thousands)
Fiscal year end
2012	$3,000
2013	1,000
2014	6,000
2015	2,000
$12,000

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $50.6 million at December 31, 2011 from $48.1 million at June 30, 2011, as net income of $3.0 million was partially offset by dividends declared and paid of $645,000. Additionally, shareholders’ equity increased $107,000 as a result of an increase in accumulated other comprehensive income, primarily from an increase in the unrealized gains on available for sale securities, net of tax.  Other changes in equity, totaling a $74,000 increase, were the result of activities associated with the Company’s 2008 Stock Option Plan.

Comparison of Operating Results for the Six and Three Months Ended December 31, 2011 and 2010

Average Balance Sheet

The following tables set forth certain information relating to Greene County Bancorp, Inc. for the six and three months ended December 31, 2011 and 2010.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.  Rates and yields for all periods presented are annualized.

Six Months Ended December 31, 2011 and 2010

(Dollars in thousands)	2011	2011	2011	2010	2010	2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$311,308	$8,943	5.75%	$301,866	$9,046	5.99%
Securities2	206,382	3,374	3.27	177,240	2,932	3.31
Interest bearing bank balances
and federal funds	12,155	14	0.23	14,356	20	0.28
FHLB stock	1,516	32	4.22	1,534	44	5.74
Total interest earning assets	531,361	12,363	4.65%	494,996	12,042	4.86%
Cash and due from banks	7,362			7,150
Allowance for loan losses	(5,326)			(4,249)
Other non-interest earning assets	19,177			18,487
Total assets	$552,574			$516,384

Interest bearing liabilities:
Savings and money market deposits	$192,078	$591	0.62%	$161,025	$569	0.71%
NOW deposits	156,393	472	0.60	146,603	504	0.69
Certificates of deposit	85,153	651	1.53	97,366	972	2.00
Borrowings	17,417	227	2.61	18,711	305	3.26
Total interest bearing liabilities	451,041	1,941	0.86%	423,705	2,350	1.11%
Non-interest bearing deposits	49,034			44,564
Other non-interest bearing liabilities	3,242			2,600
Shareholders’ equity	49,257			45,515
Total liabilities and equity	$552,574			$516,384

Net interest income		$10,422			$9,692

Net interest rate spread			3.79%			3.75%

Net Earning Assets	$80,320			$71,291

Net interest margin			3.92%			3.92%

Average interest earning assets to
average interest bearing liabilities			117.81%			116.83%

_____________________________________________________
1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Three Months Ended December 31, 2011 and 2010

(Dollars in thousands)	2011	2011	2011	2010	2010	2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$313,985	$4,475	5.70%	$302,845	$4,509	5.96%
Securities2	201,488	1,653	3.28	186,196	1,513	3.25
Interest bearing bank balances
and federal funds	21,384	13	0.24	24,537	18	0.29
FHLB stock	1,273	17	5.34	1,457	26	7.14
Total interest earning assets	538,130	6,158	4.58%	515,035	6,066	4.71%
Cash and due from banks	7,255			7,056
Allowance for loan losses	(5,516)			(4,405)
Other non-interest earning assets	19,006			18,786
Total assets	$558,875			$536,472

Interest bearing liabilities:
Savings and money market deposits	$193,787	$296	0.61%	$161,017	$271	0.67%
NOW deposits	167,994	250	0.60	167,505	266	0.64
Certificates of deposit	82,620	281	1.36	97,228	478	1.97
Borrowings	12,000	108	3.60	17,000	156	3.67
Total interest bearing liabilities	456,401	935	0.82%	442,750	1,171	1.06%
Non-interest bearing deposits	49,708			45,116
Other non-interest bearing liabilities	2,833			2,719
Shareholders’ equity	49,933			45,887
Total liabilities and equity	$558,875			$536,472

Net interest income		$5,223			$4,895

Net interest rate spread			3.76%			3.65%

Net Earning Assets	$81,729			$72,285

Net interest margin			3.88%			3.80%

Average interest earning assets to
average interest bearing liabilities			117.91%			116.33%

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

	Six Months Ended December 31,			Three Months Ended December 31,
(Dollars in thousands)	2011 versus 2010			2011 versus 2010
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase/	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Loans receivable, net1	$272	($375)	($103)	$165	($199)	($34)
Securities2	478	(36)	442	126	14	140
Interest-
bearing bank balances and federal funds	(3)	(3)	(6)	(2)	(3)	(5)
FHLB stock	(1)	(11)	(12)	(3)	(6)	(9)
Total interest-earning assets	746	(425)	321	286	(194)	92

Interest-bearing liabilities:
Savings and money market deposits	101	(79)	22	51	(26)	25
NOW deposits	34	(66)	(32)	1	(17)	(16)
Certificates of deposit	(112)	(209)	(321)	(64)	(133)	(197)
Borrowings	(20)	(58)	(78)	(45)	(3)	(48)
Total interest-bearing liabilities	3	(412)	(409)	(57)	(179)	(236)
Net interest income	$743	($13)	$730	$343	($15)	$328

____________________________________
1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities,  asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.09% for the six months and 1.07% for the quarter ended December 31, 2011 as compared to 1.04% for the six months and 1.01% for the quarter ended December 31, 2010.  Annualized return on average equity increased to 12.20% for the six months and 11.98% for the quarter ended December 31, 2011 as compared to 11.76% for the six months and 11.79% for the quarter ended December 31, 2010.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income, partially offset by lower noninterest income and higher noninterest expense. Net income amounted to $3.0 million and $2.7 million for the six months ended December 31, 2011 and 2010, respectively, an increase of $328,000 or 12.3% and amounted to $1.5 million and $1.4 million for the quarters ended December 31, 2011 and 2010, respectively, an increase of $143,000 or 10.6%.   Average assets increased $36.2 million, or 7.0% to $552.6 million for the six months ended December 31, 2011 as compared to $516.4 million for the six months ended December 31, 2010.  Average equity increased $3.8 million, or 8.4%, to $49.3 million for the six months ended December 31, 2011 as compared to $45.5 million for the six months ended December 31, 2010.  Average assets increased $22.4 million, or 4.2% to $558.9 million for the quarter ended December 31, 2011 as compared to $536.5 million for the quarter ended December 31, 2010.  Average equity increased $4.0 million, or 8.7% to $49.9 million for the quarter ended December 31, 2011 as compared to $45.9 million for the quarter ended December 31, 2010.

INTEREST INCOME

Interest income amounted to $12.4 million for the six months ended December 31, 2011 as compared to $12.0 million for the six months ended December 31, 2010, an increase of $321,000 or 2.7%.  Interest income amounted to $6.2 million for the quarter ended December 31, 2011 as compared to $6.1 million for the quarter ended December 31, 2010, an increase of $92,000 or 1.5%.  The combined increase in loan and securities volume had the greatest impact on interest income when comparing the six months and quarters ended December 31, 2011 and 2010.  Average loan balances increased $9.4 million for the six months ended December 31, 2011 as compared to December 31, 2010 while the yield decreased by 24 basis points when comparing the same periods.  Average loan balances increased $11.1 million for the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010 and the yield decreased by 26 basis points when comparing the same periods.  Average securities balances increased $29.1 million for the six months ended December 31, 2011 as compared to December 31, 2010 while the yield decreased by 4 basis points when comparing the same periods.  Average securities balances increased $15.3 million for the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010 and the yield increased 3 basis points when comparing the same periods.   Average balances on short term investments such as interest bearing bank balances and federal funds sold decreased $2.2 million and $3.2 million, respectively when comparing the six months and quarters ended December 31, 2011 and 2010.   The yield on short term investments decreased 5 basis points when comparing the six months and quarters ended December 31, 2011 and 2010.

INTEREST EXPENSE

Interest expense amounted to $1.9 million for the six months ended December 31, 2011, as compared to $2.4 million for the six months ended December 31, 2010, a decrease of $409,000.  Interest expense amounted to $935,000 for the quarter ended December 31, 2011, as compared to $1.2 million for the quarter ended December 31, 2010, a decrease of $236,000.  Decreases in rates on interest-bearing liabilities had the greatest impact on overall interest expense for the quarter and six months ended December 31, 2011 as compared to December 31, 2010.

As illustrated in the Rate/Volume Analysis Table, interest expense was reduced $412,000 and $179,000 when comparing the six months and quarters ended December 31, 2011 and 2010, respectively, due to decreases of 25 basis points and 24 basis points, respectively, in the average rate on interest-bearing liabilities in those same periods.  Also, interest expense was further reduced as a result of a shift in deposit balances from higher-costing certificates of deposit and borrowed funds, to lower-costing savings and money market deposits.

The average rate paid on NOW deposits decreased 9 basis points and 4 basis points, respectively, when comparing the six months and quarters ended December 31, 2011 and 2010. The average balance of such accounts grew by $9.8 million for the six months ended December 31, 2011 and increased by $489,000 for the quarter ended December 31, 2011.  The average balance of certificates of deposit decreased by $12.2 million and the average rate paid decreased by 47 basis points when comparing the six months ended December 31, 2011 and 2010.  The average balance of certificates of deposit decreased by $14.6 million and the average rate paid decreased by 61 basis points when comparing the quarters ended December 31, 2011 and 2010.  The average balance of savings and money market deposits increased by $31.1 million when comparing the six months ended December 31, 2011 and 2010 and increased by $32.8 million when comparing the quarters ended December 31, 2011 and 2010. The average rate paid on savings and money markets decreased 9 basis points and 6 basis points when comparing the six months and quarters ended December 31, 2011 and 2010, respectively.   The average balance of borrowings decreased $1.3 million and $5.0 million when comparing the six months and quarters ended December 31, 2011 and 2010.  The rate paid on these borrowings decreased 65 basis points and 7 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income increased $730,000 to $10.4 million for the six months ended December 31, 2011 compared to $9.7 million for the six months ended December 31, 2010 and increased $328,000 to $5.2 million for the quarter ended December 31, 2011 compared to $4.9 million for the quarter ended December 31, 2010.     Net interest rate spread increased 4 basis points to 3.79% for the six months ended December 31, 2011 from 3.75% for the six months ended December 31, 2010, and increased 11 basis points to 3.76% for the six months ended December 31, 2011 from 3.65% for the quarter ended December 31, 2010.  Net interest margin remained constant at 3.92% for the six months ended December 31, 2011 and 2010, and increased 8 basis points to 3.88% for the quarter ended December 31, 2011 as compared to 3.80% for the quarter ended December 31, 2010.  The increase in average balances of loans and securities, along with a decrease in rates paid on deposit accounts, primarily led to an increase in net interest income when comparing the six months and quarters ended December 31, 2011 and 2010.

Due to the large portion of fixed-rate residential mortgages in the Company’s asset portfolio, interest rate risk is a concern and the Company will continue to monitor the situation and attempt to adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of a rising rate environment.  Management attempts to mitigate the interest rate risk through balance sheet composition.  Several strategies are used to help manage interest rate risk such as maintaining a high level of liquid assets such as short-term federal funds sold and various investment securities and maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  During the six months ended December 31, 2011 and 2010, the Company increased the level of allowance for loan losses due to an increase in the amount of nonperforming assets and loan charge-offs resulting from a decline in the overall economy, and an increase in local unemployment. Also, during the six months ended December 31, 2011, the Company increased its provision for loan losses as a result of flood damage caused by Hurricane Irene within several of the communities within its market area.  The Company recognized a charge-off of $130,000 during the quarter ended December 31, 2011 resulting from the flood damage and continues to assess the impact on its loan portfolio from this natural disaster and monitor the credit quality of the affected loans.   As a result, the provision for loan losses amounted to $896,000 and $836,000 for the six months ended December 31, 2011 and 2010, respectively, an increase of $60,000 or 7.2%.  The provision for loan losses amounted to $422,000 and $483,000 for the quarters ended December 31, 2011 and 2010, respectively. Continued increases in non-performing assets and loan charge-offs have resulted in an increase in the level of allowance for loan losses to total loans receivable to 1.77% as of December 31, 2011 as compared to 1.66% as of June 30, 2011.  Nonperforming loans amounted to $7.2 million and $6.3 million at December 31, 2011 and June 30, 2011, respectively, an increase of $922,000 or 14.6%.  Net charge-offs amounted to $348,000 and $211,000 for the six months ended December 31, 2011 and 2010, respectively, an increase of $137,000.   At December 31, 2011, nonperforming assets were 1.35% of total assets and nonperforming loans were 2.31% of net loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income decreased $39,000 and $153,000 when comparing the six months and quarters ended December 31, 2011 and 2010, respectively.  Noninterest income amounted to  $2.4 million and $1.2 million for the six months and quarter ended December 31, 2011, respectively.  The Company recorded a net gain on sale of investments during the quarter ended December 31, 2010 totaling $212,000 and a net gain on sale of investments during the six months ended December 31, 2011 totaling $11,000.  Excluding these items, noninterest income increased $162,000 and $59,000 when comparing the six months and quarters ended December 31, 2011 and 2010, respectively.  These increases were primarily the result of higher service charges on deposit accounts and higher debit card fees due to growth in the number of deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased $181,000 and $51,000 when comparing the six months and quarters ended December 31, 2011 and 2010, respectively. These increases were primarily due to an increase in legal and professional fees, service and data processing fees, equipment and furniture expense, computer software, supplies & support, and other expenses.  The increase in legal and professional fees of $90,000 and $67,000 when comparing the six months and quarters ended December 31, 2011 and 2010, respectively, were related to loans in process of foreclosure and increased fees for consulting services related to the implementation of strategic objectives. Included in the increases in service and data processing fees of $72,000 and $44,000 when comparing the six months and quarters ended December 31, 2011 and 2010, respectively, were increased costs associated with the increase in the number of accounts with a debit card.  The increase in other expenses was the result of the recognition of a loss on foreclosed assets of $131,500 and $81,500 for the six months and quarter ended December 31, 2011, respectively.  These increases were partially offset by decreases in FDIC insurance premiums of $129,000 and $76,000 when comparing the six months and quarters ended December 31, 2011 and 2010, respectively.  The decrease in FDIC insurance premiums was the result of regulatory changes in the method of calculating the premiums.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given reporting period.  The effective tax rate was 33.3% for the quarter ended December 31, 2011, compared to 34.2% for the quarter ended December 31, 2010.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $10.0 million at December 31, 2011.  The unused portion of overdraft lines of credit amounted to $731,000, the unused portion of home equity lines of credit amounted to $8.2 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $8.9 million at December 31, 2011.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2011 and June 30, 2011.  Consolidated shareholders’ equity represented 9.1% of total assets at December 31, 2011 and 8.8% of total assets of June 30, 2011.

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
No shares were repurchased during the quarter ended December 31, 2011.

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

101 The following materials from Greene County Bancorp, Inc. Form 10-Q for the three and six month ended December 31, 2011, formatted in Extensible Busiess Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  February 14, 2012

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 14, 2012

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

Date: February 14, 2012                                                                            /s/ Donald E. Gibson
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

Date: February 14, 2012                                                                           /s/ Michelle M. Plummer
          Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 2011 and that to the best of his knowledge:

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

Date: February 14, 2012                                                                           /s/ Donald E. Gibson
          Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 2011 and that to the best of her knowledge:

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

Date: February 14, 2012                                                                           /s/ Michelle M. Plummer
          Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer