Form 10-Q
period 2012-03-31
GREENE COUNTY BANCORP INC
filed 2012-05-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes:                No:     X

As of May 8, 2012, the registrant had 4,167,854 shares of common stock outstanding at $ 0.10 par value per share.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8-9
	* Notes to Consolidated Financial Statements	10-31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

	Signatures	48

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
   Exhibit 101 Extensible Business Reporting Language (XBRL)
		49 50 51 52

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2012 and June 30, 2011
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2012	June 30, 2011
Cash and due from banks	$30,576	$9,245
Federal funds sold	300	721
Total cash and cash equivalents	30,876	9,966

Securities available for sale, at fair value	74,205	90,117
Securities held to maturity, at amortized cost	139,444	124,177
Federal Home Loan Bank stock, at cost	1,138	1,916

Loans	317,675	305,620
Allowance for loan losses	(5,967)	(5,069)
Unearned origination fees and costs, net	414	495
Net loans receivable	312,122	301,046

Premises and equipment	15,035	15,407
Accrued interest receivable	2,802	2,716
Foreclosed real estate	410	443
Prepaid expenses and other assets	2,648	1,737
Total assets	$578,680	$547,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$49,807	$49,313
Interest bearing deposits	464,790	420,584
Total deposits	514,597	469,897

Borrowings from FHLB, short-term	---	14,300
Borrowings from FHLB, long-term	9,000	12,000
Accrued expenses and other liabilities	3,315	3,247
Total liabilities	526,912	499,444

Shareholders’ equity:
Preferred stock,
Authorized - 1,000,000 shares; Issued - None	---	---
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares
Issued - 4,305,670 shares
Outstanding - 4,166,854 shares at March 31, 2012
and 4,145,828 shares at June 30, 2011;	431	431
Additional paid-in capital	11,118	11,001
Retained earnings	40,853	37,336
Accumulated other comprehensive income	413	519
Treasury stock, at cost 138,816 shares at March 31, 2012
and 159,842 shares at June 30, 2011	(1,047)	(1,206)
Total shareholders’ equity	51,768	48,081
Total liabilities and shareholders’ equity	$578,680	$547,525
See notes to consolidated financial statements.

         Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands, except share and per share amounts)
	2012	2011
Interest income:
Loans	$13,384	$13,434
Investment securities - taxable	692	875
Mortgage-backed securities	3,273	2,821
Investment securities - tax exempt	996	879
Interest bearing deposits and federal funds sold	17	32
Total interest income	18,362	18,041

Interest expense:
Interest on deposits	2,463	3,007
Interest on borrowings	315	422
Total interest expense	2,778	3,429

Net interest income	15,584	14,612
Provision for loan losses	1,437	1,179
Net interest income after provision for loan losses	14,147	13,433

Noninterest income:
Service charges on deposit accounts	1,857	1,733
Debit card fees	1,026	925
Investment services	199	199
E-commerce fees	81	83
Net gain on sale of available-for-sale securities	11	233
Other operating income	425	390
Total noninterest income	3,599	3,563

Noninterest expense:
Salaries and employee benefits	6,047	6,025
Occupancy expense	916	973
Equipment and furniture expense	478	401
Service and data processing fees	1,158	1,111
Computer software, supplies and support	249	207
Advertising and promotion	235	245
FDIC insurance premiums	231	468
Legal and professional fees	583	480
Other	1,250	1,151
Total noninterest expense	11,147	11,061

Income before provision for income taxes	6,599	5,935
Provision for income taxes	2,112	2,020
Net income	$4,487	$3,915

Basic EPS	$1.08	$0.95
Basic average shares outstanding	4,150,978	4,131,052
Diluted EPS	$1.07	$0.94
Diluted average shares outstanding	4,192,567	4,162,716
Dividends per share	$0.525	$0.725
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands, except share and per share amounts)
	2012	2011
Interest income:
Loans	$4,441	$4,388
Investment securities - taxable	222	298
Mortgage-backed securities	963	998
Investment securities - tax exempt	370	303
Interest bearing deposits and federal funds sold	3	12
Total interest income	5,999	5,999

Interest expense:
Interest on deposits	749	962
Interest on borrowings	88	117
Total interest expense	837	1,079

Net interest income	5,162	4,920
Provision for loan losses	541	343
Net interest income after provision for loan losses	4,621	4,577

Noninterest income:
Service charges on deposit accounts	602	560
Debit card fees	338	306
Investment services	62	51
E-commerce fees	26	28
Net gain on sale of available-for-sale securities	--	21
Other operating income	149	136
Total noninterest income	1,177	1,102

Noninterest expense:
Salaries and employee benefits	2,103	2,054
Occupancy expense	303	362
Equipment and furniture expense	146	121
Service and data processing fees	388	413
Computer software, supplies and support	87	72
Advertising and promotion	90	55
FDIC insurance premiums	79	187
Legal and professional fees	174	161
Other	351	391
Total noninterest expense	3,721	3,816

Income before provision for income taxes	2,077	1,863
Provision for income taxes	594	624
Net income	$1,483	$1,239

Basic EPS	$0.36	$0.30
Basic average shares outstanding	4,159,093	4,142,160
Diluted EPS	$0.35	$0.30
Diluted average shares outstanding	4,197,430	4,172,127
Dividends per share	$0.175	$0.175
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands)
	2012	2011
Net income	$4,487	$3,915

Other comprehensive income (loss):
Securities:
Unrealized holding losses on available for sale securities, arising during the nine months ended March 31, 2012 and 2011,
net of income taxes of ($88) and ($469), respectively.	(139)	(742)

Reclassification adjustment for gain on sale of available-for-sale securities
realized in net income, net of income taxes of ($4) and ($90), respectively	(7)	(143)

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $18 and $21, respectively	28	34

Pension, actuarial gain, net of income tax of $8 and $3	12	7

Other comprehensive loss	(106)	(844)

Comprehensive income	$4,381	$3,071

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands)
	2012	2011
Net income	$1,483	$1,239

Other comprehensive income (loss):
Securities:
Unrealized holding losses on available for sale securities, arising during the three months ended March 31, 2012 and 2011,
net of income taxes of ($144) and ($172), respectively.	(226)	(272)

Reclassification adjustment for gain on sale of available-for-sale securities
realized in net income, net of income taxes of $-- and ($8), respectively	---	(13)

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $6 and $7, respectively	9	11

Pension, actuarial gain, net of income tax of $3 and $1	4	2

Other comprehensive loss	(213)	(272)

Comprehensive income	$1,270	$967

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid – In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance at
June 30, 2010	$431	$10,666	$33,692	$1,123	$(1,409)	$44,503

Stock options exercised		109			203	312

Tax effect of stock options		3				3

Stock options compensation		167				167

Dividends declared			(1,325)			(1,325)

Net income			3,915			3,915

Total other comprehensive loss, net of taxes				(844)		(844)
Balance at
March 31, 2011	$431	$10,945	$36,282	$279	$(1,206)	$46,731

Balance at
June 30, 2011	$431	$11,001	$37,336	$519	$(1,206)	$48,081

Stock options exercised		94			159	253

Tax effect of stock options		4				4

Stock options compensation		19				19

Dividends declared			(970)			(970)

Net income			4,487			4,487

Total other comprehensive loss, net of taxes				(106)		(106)
Balance at
March 31, 2012	$431	$11,118	$40,853	$413	$(1,047)	$51,768

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands)	2012	2011
Cash flows from operating activities:
Net Income	$4,487	$3,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	625	536
Net amortization of premiums and discounts	786	767
Net amortization of deferred loan costs and fees	199	175
Provision for loan losses	1,437	1,179
Stock option compensation	19	167
Net gain on sale of available-for-sale securities	(11)	(233)
Loss on sale of foreclosed real estate	121	---
Excess tax benefit from share-based payment arrangements	(4)	---
Net increase in accrued income taxes	(996)	(432)
Net increase in accrued interest receivable	(86)	(97)
Net decrease in prepaid and other assets	87	320
Net increase in other liabilities	157	421
Net cash provided by operating activities	6,821	6,718

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	7,375	7,411
Proceeds from sale of securities	770	7,729
Purchases of securities	(7,698)	(30,308)
Principal payments on securities	14,912	8,497
Securities held-to-maturity:
Proceeds from maturities	9,642	13,827
Purchases of securities	(32,858)	(58,412)
Principal payments on securities	7,534	4,086
Net redemption of Federal Home Loan Bank Stock	778	634
Maturity of long term certificate of deposit	---	1,000
Net increase in loans receivable	(13,365)	(2,986)
Proceeds from sale of foreclosed real estate	565	---
Purchases of premises and equipment	(253)	(1,247)
Net cash used in investing activities	(12,598)	(49,769)

Cash flows from financing activities:
Net decrease in short-term FHLB advances	(14,300)	(9,100)
Repayment of long-term borrowings	(3,000)	(5,000)
Payment of cash dividends	(970)	(1,325)
Proceeds from stock options exercised	253	312
Excess tax benefit from share-based payment arrangements	4	---
Net increase in deposits	44,700	77,117
Net cash provided by financing activities	26,687	62,004

Net increase in cash and cash equivalents	20,910	18,953
Cash and cash equivalents at beginning of period	9,966	9,643
Cash and cash equivalents at end of period	$30,876	$28,596

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$653	$563
Cash paid during the period:
Interest	$2,778	$3,434
Income taxes	3,108	2,453
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three and Nine Months Ended March 31, 2012 and 2011

(1)  Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2011 was derived from the audited consolidated financial statements as of and for the year then ended of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Property Holdings, Ltd. is a subsidiary of The Bank of Greene County.  The Company received regulatory approvals to commence operation of this subsidiary during the quarter ended December 31, 2011.  Certain mortgages and notes currently held by The Bank of Greene County were transferred and beneficially owned by Greene Property Holdings, Ltd. as of January 4, 2012.  The Bank of Greene County will continue to service these loans.  Greene Property Holdings financial statements will be consolidated with The Bank of Greene County, and therefore, the impact to the consolidated financial statement of Greene County Bancorp, Inc. was not material.  The consolidated financial statements at and for the three and nine months ended March 31, 2012 and 2011 are unaudited.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2011, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or shareholders’ equity as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2012.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(2)  Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd..  The Bank of Greene County has twelve full-service offices and an operations center located in its market area consisting of Greene County, Columbia County and southern Albany County, New York.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities.  Greene Property Holdings, Ltd., another subsidiary of The Bank of Greene County, operates as a real estate investment trust that holds residential mortgages, providing additional flexibility and planning opportunities for the business of the Bank.

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

(4)  Securities

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of March 31, 2012, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in securities rated “A” or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of investments in smaller non-rated local bonds.  The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

Securities at March 31, 2012 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government sponsored enterprises	$19,839	$346	$92	$20,093
State and political subdivisions	5,439	153	---	5,592
Mortgage-backed securities-residential	23,926	511	4	24,433
Mortgage-backed securities-multi-family	17,032	577	29	17,580
Asset-backed securities	21	---	1	20
Corporate debt securities	6,101	260	---	6,361
Total debt securities	72,358	1,847	126	74,079
Equity and other securities	67	59	---	126
Total securities available-for-sale	72,425	1,906	126	74,205
Securities held-to-maturity:
U.S. treasury securities	11,037	74	---	11,111
U.S. government sponsored enterprises	998	29	---	1,027
State and political subdivisions	53,197	494	115	53,576
Mortgage-backed securities-residential	52,184	2,202	50	54,336
Mortgage-backed securities-multi-family	21,643	606	5	22,244
Other securities	385	---	---	385
Total securities held-to-maturity	139,444	3,405	170	142,679
Total securities	$211,869	$5,311	$296	$216,884

Securities at June 30, 2011 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government sponsored enterprises	$25,909	$171	$377	$25,703
State and political subdivisions	6,819	243	---	7,062
Mortgage-backed securities-residential	28,214	773	73	28,914
Mortgage-backed securities-multi-family	20,184	912	---	21,096
Asset-backed securities	24	---	1	23
Corporate debt securities	6,881	325	---	7,206
Total debt securities	88,031	2,424	451	90,004
Equity and other securities	67	46	---	113
Total securities available-for-sale	88,098	2,470	451	90,117
Securities held-to-maturity:
U.S. treasury securities	11,062	70	---	11,132
U.S. government sponsored enterprises	997	30	---	1,027
State and political subdivisions	34,933	200	9	35,124
Mortgage-backed securities-residential	57,347	1,737	35	59,049
Mortgage-backed securities-multi-family	19,434	47	14	19,467
Other securities	404	2	---	406
Total securities held-to-maturity	124,177	2,086	58	126,205
Total securities	$212,275	$4,556	$509	$216,322

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
U.S. government sponsored enterprises	$3,990	$92	$ ---	$ ---	$3,990	$92
Mortgage-backed securities-residential	1,179	4	---	---	1,179	4
Mortgage-backed securities-multi-family	1,532	29	---	---	1,532	29
Asset-backed securities	---	---	20	1	20	1
Total securities available-for-sale	6,701	125	20	1	6,721	126
Securities held-to-maturity:
State and political subdivisions	7,578	115	---	---	7,578	115
Mortgage-backed securities-residential	2,475	39	2,614	11	5,089	50
Mortgage-backed securities-multifamily	722	5	---	---	722	5
Total securities held-to-maturity	10,775	159	2,614	11	13,389	170
Total securities	$17,476	$284	$2,634	$12	$20,110	$296

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

At March 31, 2012, there were two securities which has been in a continuous unrealized loss position for more than 12 months and 29 securities in a continuous unrealized loss position of less than 12 months.    When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities in an unrealized loss position at March 31, 2012 considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads during the reporting period.

Gross realized gains and losses on sales of securities or other-than-temporary impairment of securities recognized in income during the nine months ended March 31, 2012 and 2011 are as follows:

	Nine months ended March 31,
(in thousands)	2012	2011
Gross realized gains	$11	$233
Gross realized losses	---	---
Net gains (losses) recognized	$11	$233

During the nine months ended March 31, 2012 the Company sold $759,000 of corporate debt securities within its available-for-sale portfolio at a gain of $11,000. During the nine months ended March 31, 2011, the Company sold $6.4 million of securities issued by U.S. Government sponsored enterprises, and $1.1 million of mortgage-backed securities, which resulted in the recognition of a net gain of $233,000. There were no realized losses or other-than-temporary impairment losses recognized during the three and nine months ended March 31, 2012 and 2011.

The estimated fair values of debt securities at March 31, 2012, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities and asset-backed securities are shown separately since they are not due at a single maturity date.  The effective lives of these securities are expected to be significantly shorter than their contractual due dates due to prepayments of the underlying loans.

Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$5,000	$5,052
After one year through five years	16,672	17,111
After five years through ten years	7,707	7,893
After ten years	2,000	1,990
Total available for sale debt securities	31,379	32,046
Mortgage-backed and asset-backed securities	40,979	42,033
Equity securities	67	126
Total available for sale securities	72,425	74,205

Held to maturity debt securities
Within one year	17,341	17,365
After one year through five years	24,377	24,638
After five years through ten years	15,933	16,116
After ten years	7,966	7,980
Total held to maturity debt securities	65,617	66,099
Mortgage-backed and asset-backed securities	73,827	76,580
Total held to maturity securities	139,444	142,679

Total securities	$211,869	$216,884

As of March 31, 2012, securities with an aggregate fair value of $155.7 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters and nine months ended March 31, 2012 or 2011.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and nine months ended March 31, 2012 or 2011.

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

When The Bank of Greene County classifies problem assets as either Substandard, Doubtful or Loss, it generally establishes a specific valuation allowance or "loss reserve" in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans.  When The Bank of Greene County identifies loans as being impaired, it is required to evaluate whether the Bank will be able to collect all amounts due either through repayments or the liquidation of the underlying collateral.  If it is determined that impairment exists, the Bank is required either to establish a specific allowance for losses equal to the amount of impairment, or to charge-off such amount.  The Bank of Greene County's determination as to the classification of its loans and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

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

Loan balances by internal credit quality indicator as of March 31, 2012 are shown below.
(in thousands)	Performing	Watch		Special Mention	Substandard	Total
Residential mortgage	$182,157	$	---	$563	$4,101	$186,821
Nonresidential mortgage	67,669		7	592	2,641	70,909
Residential construction & land	2,829		---	---	---	2,829
Commercial construction	2,014		---	290	1,069	3,373
Multi-family	4,235		---	784	562	5,581
Home equity	23,576		---	---	101	23,677
Consumer installment	4,036		52	---	19	4,107
Commercial loans	18,793		10	834	741	20,378
Total gross loans	$305,309		$69	$3,063	$9,234	$317,675

Loan balances by internal credit quality indicator as of June 30, 2011 are shown below.
(in thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$176,615	$1,782	$95	$3,120	$181,612
Nonresidential mortgage	59,633	1,017	602	2,608	63,860
Residential construction & land	3,718	---	---	13	3,731
Commercial construction	1,789	---	---	225	2,014
Multi-family	5,036	---	434	578	6,048
Home equity	25,446	64	---	49	25,559
Consumer installment	3,960	7	---	41	4,008
Commercial loans	17,149	274	680	685	18,788
Total gross loans	$293,346	$3,144	$1,811	$7,319	$305,620

The Company had no loans classified Doubtful or Loss at March 31, 2012 or June 30, 2011.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2012 and June 30, 2011.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.   Loans on nonaccrual status totaled $6.8 million at March 31, 2012 of which $2.9 million were in the process of foreclosure.  Of the remaining $3.9 million in nonaccrual loans, $2.8 million were less than 90 days past due, or were current at March 31, 2012, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Of total delinquent loans, $922,000 were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of March 31, 2012:
(in thousands)	30-59 days past due	60-89 days past due		More than 90 days past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$2,402	$	---	$3,248	$5,650	$181,171	$186,821	$4,015
Nonresidential mortgage	1,615		---	1,073	2,688	68,221	70,909	2,062
Residential construction & land	---		---	---	---	2,829	2,829	---
Commercial construction	---		---	---	---	3,373	3,373	---
Multi-family	---		---	434	434	5,147	5,581	434
Home equity	---		23	101	124	23,553	23,677	60
Consumer installment	46		52	20	118	3,989	4,107	19
Commercial loans	674		---	249	923	19,455	20,378	202
Total gross loans	$4,737		$75	$5,125	$9,937	$307,738	$317,675	$6,792

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2011:
(in thousands)	30-59 days past due	60-89 days past due	More than 90 days past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$1,766	$1,292	$2,294	$5,352	$176,260	$181,612	$3,074
Nonresidential mortgage	1,163	687	1,799	3,649	60,211	63,860	2,171
Residential construction & land	---	---	13	13	3,718	3,731	13
Commercial construction	225	---	---	225	1,789	2,014	225
Multi-family	128	---	449	577	5,471	6,048	577
Home equity	168	64	43	275	25,284	25,559	49
Consumer installment	31	25	13	69	3,939	4,008	41
Commercial loans	69	546	82	697	18,091	18,788	144
Total gross loans	$3,550	$2,614	$4,693	$10,857	$294,763	$305,620	$6,294

The Bank of Greene County had one accruing loan delinquent more than 90 days as of March 31, 2012 totaling $41,000 and had no accruing loans delinquent more than 90 days as of June 30, 2011.    The loan delinquent more than 90 days and accruing consists of a loan that is well collateralized and the borrower has demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the nine months ended March 31:

(In thousands)	2012	2011
Interest income that would have been recorded if loans had been performing in accordance with original terms	$442	$458
Interest income that was recorded on nonaccrual loans during the nine months ended	211	176

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

The tables below detail additional information on impaired loans for the periods indicated:

	As of March 31, 2012				For the nine months ended March 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$213	$276	$	---	$213	$	---
Nonresidential mortgage	1,153	1,153		---	535		40
Multi-family	437	437		---	49		4
Total loans with no related allowance	1,803	1,866		---	797		44
With an allowance recorded:
Residential mortgage	201	201		14	106		4
Nonresidential mortgage	649	649		146	819		19
Commercial construction	1,069	1,069		412	119		5
Multi-family	430	430		155	432		18
Commercial loans	562	562		51	535		27
Total loans with related allowance	2,911	2,911		778	2,011		73
Total impaired loans:
Residential mortgage	414	477		14	319		4
Nonresidential mortgage	1,802	1,802		146	1,354		59
Commercial construction	1,069	1,069		412	119		5
Multi-family	867	867		155	481		22
Commercial loans	562	562		51	535		27
Total impaired loans	$4,714	$4,777		$778	$2,808		$117

	As of June 30, 2011				For the nine months ended March 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$213	$276	$	---	$394	$4
Nonresidential mortgage	462	462		---	---	---
Total loans with no related allowance	675	738		---	394	4
With an allowance recorded:
Residential mortgage	46	46		2	---	---
Nonresidential mortgage	1,255	1,255		292	374	6
Multi-family	434	434		160	---	---
Commercial loans	500	500		12	---	---
Total loans with related allowance	2,235	2,235		466	374	6
Total impaired loans:
Residential mortgage	259	322		2	394	4
Nonresidential mortgage	1,717	1,717		292	374	6
Multi-family	434	434		160	---	---
Commercial loans	500	500		12	---	---
Total impaired loans	$2,910	$2,973		$466	$768	$10

As a result of adopting the guidance issued by FASB regarding “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, the Company reassessed all restructurings that occurred on or after June 30, 2011 for identification as troubled debt restructurings.  During the quarter ended March 31, 2012, the Company identified two residential mortgage loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with this new guidance.  At March 31, 2012, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired was $155,000, and the allowance for credit losses associated with those loans was $12,000.  The pre-modification outstanding recorded investment on these two loans was $246,000, and the post-modification outstanding recorded investment was $156,000.   These loans have been classified as troubled-debt restructurings due to concessions granted to the debtor that The Bank of Greene County would not otherwise consider as a result of financial difficulties of the borrower.  For each of these loans, a portion of the principal and/or interest was forgiven, the interest rate was reduced and the term extended.   At March 31, 2012, neither of these loans were in default, however, these loans are currently included in non-accrual loans.  If the borrower performs under the terms of the modification, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loans will be returned to accrual status.

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

                                            Activity for the three months ended March 31, 2012
(In thousands)	Balance December 31, 2011	Charge-offs	Recoveries		Provision	Balance March 31, 2012
Residential mortgage	$2,147	$115	$	---	$66	$2,098
Nonresidential mortgage	1,947	---		---	(83)	1,864
Residential construction & land	31	---		---	(8)	23
Commercial construction	78	---		---	402	480
Multi-family	408	---		---	(55)	353
Home equity	217	---		---	(23)	194
Consumer installment	233	64		23	119	311
Commercial loans	556	35		---	90	611
Unallocated	---	---		---	33	33
Total	$5,617	$214		$23	$541	$5,967

                                            Activity for the nine months ended March 31, 2012
(In thousands)	Balance June 30, 2011	Charge-offs	Recoveries	Provision	Balance March 31, 2012
Residential mortgage	$1,767	$172	$4	$499	$2,098
Nonresidential mortgage	1,859	212	---	217	1,864
Residential construction & land	27	---	---	(4)	23
Commercial construction	89	---	---	391	480
Multi-family	410	---	---	(57)	353
Home equity	186	---	---	8	194
Consumer installment	203	183	57	234	311
Commercial loans	528	35	2	116	611
Unallocated	---	---	---	33	33
Total	$5,069	$602	$63	$1,437	$5,967

	Allowance for Loan Loss		Loans Receivable
	Ending Balance March 31, 2012 Impairment Analysis		Ending Balance March 31, 2012 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$14	$2,084	$414	$186,407
Nonresidential mortgage	146	1,718	1,802	69,107
Residential construction & land	---	23	---	2,829
Commercial construction	412	68	1,069	2,304
Multi-family	155	198	867	4,714
Home equity	---	194	---	23,677
Consumer installment	---	311	---	4,107
Commercial loans	51	560	562	19,816
Unallocated	---	33	---	---
Total	$778	$5,189	$4,714	$312,961

             Activity for the three months ended March 31, 2011
(In thousands)	Balance December 31, 2010	Charge-offs	Recoveries		Provision	Balance March 31, 2011
Residential mortgage	$1,758	$3	$	---	$(24)	$1,731
Nonresidential mortgage	1,660	78		---	318	1,900
Residential construction & land	33	---		---	(8)	25
Commercial construction	49	---		---	(18)	31
Multi-family	235	---		---	6	241
Home equity	216	---		---	(5)	211
Consumer installment	157	62		34	70	199
Commercial loans	541	7		---	4	538
Total	$4,649	$150		$34	$343	$4,876

             Activity for the nine months ended March 31, 2011
(In thousands)	Balance June 30, 2010	Charge-offs	Recoveries		Provision	Balance March 31, 2011
Residential mortgage	$1,427	$140	$	---	$443	$1,731
Nonresidential mortgage	1,517	78		---	461	1,900
Residential construction & land	48	---		---	(23)	25
Commercial construction	49	---		---	(18)	31
Multi-family	223	---		---	18	241
Home equity	205	---		---	6	211
Consumer installment	120	185		76	188	199
Commercial loans	435	9		8	104	538
Total	$4,024	$412		$84	$1,179	$4,876

	Allowance for Loan Loss	Loans Receivable
	Ending Balance June 30, 2011 Impairment Analysis		Ending Balance June 30, 2011 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$2	$1,765	$259	$181,353
Nonresidential mortgage	292	1,567	1,717	62,143
Residential construction & land	---	27	---	3,731
Commercial construction	---	89	---	2,014
Multi-family	160	250	434	5,614
Home equity	---	186	---	25,559
Consumer installment	---	203	---	4,008
Commercial loans	12	516	500	18,288
Total	$466	$4,603	$2,910	$302,710

(6)  Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2012 and June 30, 2011 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	March	Fair Value Measurements Using
(In thousands)	31, 2012	(Level 1)		(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$20,093	$	---	$20,093	$	---
State and political subdivisions	5,592		---	5,592		---
Mortgage-backed securities-residential	24,433		14,459	9,974		---
Mortgage-backed securities-multi-family	17,580		17,580	---		---
Asset-backed securities	20		20	---		---
Corporate debt securities	6,361		6,361	---		---
Equity securities	126		126	---		---
Securities available-for-sale	$74,205		$38,546	$35,659	$	---

	June	Fair Value Measurements Using
(In thousands)	30, 2011	(Level 1)		(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$25,703	$	---	$25,703	$	---
State and political subdivisions	7,062		---	7,062		---
Mortgage-backed securities-residential	28,914		20,842	8,072		---
Mortgage-backed securities-multi-family	21,096		21,096	---		---
Asset-backed securities	23		23	---		---
Corporate debt securities	7,206		7,206	---		---
Equity securities	113		113	---		---
Securities available-for-sale	$90,117		$49,280	$40,837	$	---

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

	March	Fair Value Measurements Using
(In thousands)	31, 2012	(Level 1)		(Level 2)		(Level 3)
Collateral dependent impaired loans	$2,133	$	---	$	---	$2,133

	June	Fair Value Measurements Using
(In thousands)	30, 2011	(Level 1)		(Level 2)		(Level 3)
Collateral dependent impaired loans	$1,769	$	---	$	---	$1,769

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

	March
(In thousands)	31, 2012	Valuation Technique	Unobservable Input	Range
Collateral dependent impaired loans	$2,133	Appraisal of collateral	Appraisal adjustments	0-25%
			Liquidation expenses	10-15%

At March 31, 2012, loans subject to nonrecurring fair value measurement had a recorded investment of $2.1 million with related allowances of $778,000, and consisted of three residential mortgage loans, five nonresidential mortgage loans, one multifamily loan and one commercial loan.  At June 30, 2011, loans subject to nonrecurring fair value measurement had a recorded investment of $1.8 million with related allowance of $466,000, and consisted of two residential mortgage loans, six nonresidential mortgage loans, one multifamily loan and one commercial loan.  The change in fair value of each of the impaired loans for the three and nine months ended March 31, 2012 was immaterial.  During the nine months ended March 31, 2012, two nonresidential mortgage loans were transferred to foreclosed real estate at their fair value of $430,000, and two land loan was transferred to foreclosed real estate at its fair value of $163,000, and one residential loan was transferred to foreclosed real estate at its fair value of $60,000.  No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

The carrying amounts reported in the statements of financial condition for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate their fair values. Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank borrowings are estimated using discounted cash flows and interest rates currently being offered on similar advances.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2012 and June 30, 2011, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(in thousands)	March 31, 2012		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)		(Level 3)
Cash and cash equivalents	$30,876	$30,876	$30,876	$	---	$	---
Securities available-for-sale	74,205	74,205	38,546		35,659		---
Securities held-to-maturity	139,444	142,679	52,590		90,089
Federal Home Loan Bank stock	1,138	1,138	1,138		---		---
Net loans	312,122	325,574	---		---		325,574
Accrued interest receivable	2,802	2,802	2,802		---		---
Deposits	514,597	514,888	439,502		75,386		---
Federal Home Loan Bank borrowings	9,000	9,445	---		9,445		---
Accrued interest payable	98	98	98		---		---

(in thousands)	June 30, 2011
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$9,966	$9,966
Securities available-for-sale	90,117	90,117
Securities held-to-maturity	124,177	126,205
Federal Home Loan Bank stock	1,916	1,916
Net loans	301,046	309,567
Accrued interest receivable	2,716	2,716
Deposits	469,897	470,444
Federal Home Loan Bank borrowings	26,300	26,941
Accrued interest payable	98	98

(7)  Earnings Per Share (“EPS”)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the nine and three months ended March 31, 2012 and 2011.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Nine months ended
March 31, 2012	$4,487,000
Basic		4,150,978	$1.08
Effect of dilutive stock options		41,589	(0.01)
Diluted		4,192,567	$1.07

Nine months ended
March 31, 2011	$3,915,000
Basic		4,131,052	$0.95
Effect of dilutive stock options		31,664	(0.01)
Diluted		4,162,716	$0.94

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
March 31, 2012	$1,483,000
Basic		4,159,093	$0.36
Effect of dilutive stock options		38,337	(0.01)
Diluted		4,197,430	$0.35

Three months ended
March 31, 2011	$1,239,000
Basic		4,142,160	$0.30
Effect of dilutive stock options		29,967	(0.00)
Diluted		4,172,127	$0.30

(8)  Dividends

On January 17, 2012, the Board of Directors declared a quarterly cash dividend of $0.175 per share of Greene County Bancorp, Inc.’s common stock.  The dividend, which reflected an annual cash dividend rate of $0.70 cents per share, was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of February 15, 2012, and was paid on March 1, 2012.  Greene County Bancorp, Inc.’s mutual holding company waived receipt of dividends for all periods presented.

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

(10)  Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension costs related to the defined benefit pension plan for the nine and three months ended March 31, 2012 and 2011 were as follows:

	Nine months ended March 31,		Three months ended March 31,
(in thousands)	2012	2011	2012	2011
Interest cost	$161	$153	$53	$51
Expected return on plan assets	(168)	(165)	(56)	(55)
Amortization of net loss	27	23	9	7
Net periodic pension cost	$20	$11	$6	$3

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

The net periodic pension costs related to the SERP for the three and nine months ended March 31, 2012 were $18,000 and $60,000, respectively, consisting primarily of service and interest costs.  The net periodic pension costs related to the SERP for the three and nine months ended March 31, 2011 were $13,000 and $39,000, respectively, consisting primarily of service costs.  Interest costs associated with this plan were not material for the three and nine months ended March 31, 2011.  The accumulated obligation for the SERP was $260,400 and $98,300 as of March 31, 2012 and June 30, 2011, respectively.

(11)  Stock-Based Compensation

At March 31, 2012, Greene County Bancorp, Inc. had one stock-based compensation plan, which is described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2011.

The Company recognized $19,000 and $167,000 in compensation costs and related income tax benefit of $6,000 and $51,000 related to the 2008 Option Plan for the nine months ended March 31, 2012 and 2011, respectively.  On August 19, 2011, all granted shares became fully vested, therefore, no remaining compensation cost will be recognized after that date.

A summary of the Company’s stock option activity and related information for its option plans for the nine months ended March 31, 2012 and 2011 is as follows:

	2012		2011
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	144,834	$12.50	171,750	$12.36
Exercised	(22,234)	---	(26,916)	11.61
Outstanding at period end	122,600	$12.50	144,834	$12.50
Exercisable at period end	122,600	$12.50	90,338	$12.50

The following table presents stock options outstanding and exercisable at March 31, 2012:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	122,600	6.50	$12.50

The total intrinsic value of the options exercised during the three and nine months ended March 31, 2012 was approximately $90,000 and $113,000, respectively.   The total intrinsic value of the options exercised during the three and nine months ended March 31, 2011, was approximately $69,000, and $160,000, respectively. There were no stock options granted during the nine months ended March 31, 2012 or 2011.  The Company had no non-vested options outstanding at March 31, 2012 and 54,496 non-vested options outstanding at March 31, 2011.

Phantom Stock Option Plan and Long-term Incentive Plan

On July 12, 2011, Greene County Bancorp, Inc. (the “Company”) entered into the Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”), effective as of July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 900,000 phantom stock options will be available for awards under the Plan.  A phantom stock option represents the right to receive a cash payment on the date the award vests in the participant equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income.  During the nine months ended March 31, 2012, 235,350 phantom stock options were awarded under the plan.  The Company recognized $67,800 and $203,400 in compensation costs related to the phantom stock option plan during the three and nine months ended March 31, 2012, respectively.

(12)  Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of March 31, 2012 and June 30, 2011 are presented in the following table:

(in thousands)
	March 31, 2012	June 30, 2011
Unrealized gains on available-for-sale securities, net of tax	$1,091	$1,238
Unrealized loss on securities transferred to held-to-maturity, net of tax	(42)	(70)
Net losses and past service liability for defined benefit plan, net of tax	(636)	(649)
Accumulated other comprehensive income	$413	$519

(13)  Subsequent events

On April 17, 2012, the Board of Directors declared a quarterly cash dividend of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 15, 2012, and will be paid on June 1, 2012.  Greene County Bancorp, MHC has waived the right to receive its portion of the dividend.

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

Comparison of Financial Condition as of March 31, 2012 and June 30, 2011

ASSETS

Total assets of the Company were $578.7 million at March 31, 2012 as compared to $547.5 million at June 30, 2011, an increase of $31.2 million, or 5.7%.  Securities available for sale and held to maturity amounted to $213.6 million, or 36.9% of assets, at March 31, 2012 as compared to $214.3 million, or 39.1% of assets, at June 30, 2011, a decrease of $645,000.   Net loans grew by $11.1 million or 3.7% to $312.1 million at March 31, 2012 as compared to $301.0 million at June 30, 2011.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $30.9 million at March 31, 2012 as compared to $10.0 million at June 30, 2011, an increase of $20.9 million.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, decreased $645,000 to $213.6 million at March 31, 2012 as compared to $214.3 million at June 30, 2011.  Securities purchases totaled $40.6 million during the nine months ended March 31, 2012 and consisted of $27.9 million in state and political subdivision securities and $12.7 million in mortgage-backed securities. Principal pay-downs and maturities amounted to $39.5 million, of which $22.5 million were mortgage-backed securities, $11.0 million were state and political subdivision securities and $6.0 million were U.S. government agency securities. Additionally, during the nine months ended March 31, 2012, corporate debt securities sold totaled $759,000, resulting in a realized gain of $11,000, and unrealized net gains on available for sale securities decreased $228,000.  Greene County Bancorp, Inc. holds 27.5% of the securities portfolio at March 31, 2012 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
(Dollars in thousands)	March 31, 2012		June 30, 2011
	Balance	Percentage of portfolio	Balance	Percentage of portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$20,093	9.4%	$25,703	12.0%
State and political subdivisions	5,592	2.6	7,062	3.3
Mortgage-backed securities-residential	24,433	11.4	28,914	13.5
Mortgage-backed securities-multifamily	17,580	8.2	21,096	9.8
Asset-backed securities	20	0.0	23	0.0
Corporate debt securities	6,361	3.0	7,206	3.3
Total debt securities	74,079	34.6	90,004	41.9
Equity securities and other	126	0.1	113	0.1
Total securities available-for-sale	74,205	34.7	90,117	42.0
Securities held-to-maturity:
U.S. treasury securities	11,037	5.2	11,062	5.1
U.S. government sponsored enterprises	998	0.5	997	0.5
State and political subdivisions	53,197	24.9	34,933	16.3
Mortgage-backed securities-residential	52,184	24.4	57,347	26.8
Mortgage-backed securities-multifamily	21,643	10.1	19,434	9.1
Other securities	385	0.2	404	0.2
Total securities held-to-maturity	139,444	65.3	124,177	58.0
Total securities	$213,649	100.0%	$214,294	100.0%

LOANS

Net loans receivable increased to $312.1 million at March 31, 2012 from $301.0 million at June 30, 2011, an increase of $11.1 million, or 3.7%.  The loan growth experienced during the nine months primarily consisted of $7.0 million in nonresidential real estate loans, $5.2 million in residential mortgage loans,  $1.7 million in non-mortgage loans, and $457,000 in construction loans and was partially offset by a $467,000 decrease in multifamily mortgage loans, a $1.9 million decrease in home equity loans and a $898,000 increase in the allowance for loan losses.  The continued low interest rate environment and, we believe, strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  The Company is subject, however, to the effects of any downturn, and especially, a significant decline in home values in the Company’s markets could have a negative effect on the consolidated results of operations.  A significant decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations along with increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios resulting in increased losses in these portfolios.  As of March 31, 2012, declines in home values have been modest in the Company’s market area. However, updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.  During the nine months ended March 31, 2012, properties within several communities within the Company’s market area were either severely damaged or destroyed as a result of Hurricane Irene.  Many of the properties were covered by flood insurance.  The Company is monitoring the affected mortgage loans within its portfolio, evaluating collateral values, disbursing insurance proceeds to the borrower as repairs progress, and monitoring ongoing repayment of the loans.   The Company has evaluated its potential losses that may result from this natural disaster and has made additional provisions to the allowance for loan losses.  During the nine months ended March 31, 2012, the Company recognized a charge-off in the amount of $130,000 related to flood damage resulting from Hurricane Irene.

	March 31, 2012		June 30, 2011
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Real estate mortgages:
Residential	$186,821	58.8%	$181,612	59.4%
Nonresidential	70,909	22.3	63,860	20.9
Construction and land	6,202	2.0	5,745	1.9
Multi-family	5,581	1.8	6,048	2.0
Total real estate mortgages	269,513	84.9	257,265	84.2
Home equity loans	23,677	7.4	25,559	8.4
Consumer installment	4,107	1.3	4,008	1.3
Commercial loans	20,378	6.4	18,788	6.1
Total gross loans	317,675	100.0%	305,620	100.0%
Deferred fees and costs	414		495
Allowance for loan losses	(5,967)		(5,069)
Total net loans	$312,122		$301,046

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

Analysis of allowance for loan losses activity

(Dollars in thousands)	Nine months ended March 31,
	2012	2011

Balance at the beginning of the period	$5,069	$4,024
Charge-offs:
Residential real estate mortgages	172	140
Nonresidential mortgage	212	78
Consumer installment	183	185
Commercial loans	35	9
Total loans charged off	602	412

Recoveries:
Residential real estate mortgages	4	---
Consumer installment	57	77
Commercial loans	2	8
Total recoveries	63	85

Net charge-offs	539	327

Provisions charged to operations	1,437	1,179
Balance at the end of the period	$5,967	$4,876

Ratio of annualized net charge-offs to average loans outstanding	0.23%	0.15%
Ratio of annualized net charge-offs to nonperforming assets	9.92%	6.31%
Allowance for loan losses to nonperforming loans	87.33%	76.80%
Allowance for loan losses to total loans receivable	1.88%	1.62%

Nonaccrual Loans and Nonperforming Assets

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.   A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  Management does not evaluate all loans individually for impairment.  The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of the nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired, especially small homogenous loan types, due to collateral adequacy.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.  For further discussion and detail regarding the Allowance for Loan Losses and impaired loans please refer to Note (5) Credit Quality of Loans and Allowance for Loan Losses. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  The Bank of Greene County had one accruing loan delinquent more than 90 days as of March 31, 2012 totaling $41,000 and had no accruing loans delinquent more than 90 days as of June 30, 2011.    Loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrower has demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed. Foreclosed real estate is considered to be a nonperforming asset.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At
(Dollars in thousands)	March 31, 2011	June 30, 2011
Nonaccrual loans:
Real estate mortgages:
Residential	$4,015	$3,074
Nonresidential	2,062	2,171
Construction and land	---	238
Multi-family	434	577
Home equity loans	60	49
Consumer installment	19	41
Commercial loans	202	144
Total nonaccrual loans	6,792	6,294
Accruing loans delinquent 90 days or more
Residential	41	---
Total nonperforming loans	6,833	6,294
Foreclosed real estate:
Residential	60	363
Nonresidential	200	80
Land	150	---
Foreclosed real estate	410	443
Total nonperforming assets	$7,243	$6,737

Total nonperforming assets as a percentage of total assets	1.25%	1.23%
Total nonperforming loans to net loans	2.19%	2.09%

The table below details additional information related to nonaccrual loans for the nine months ended March 31:
(In thousands)	2012	2011
Interest income that would have been recorded if loans had been performing in accordance with original terms	$442	$458
Interest income that was recorded on nonaccrual loans during the nine months ended	211	176

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of and for the nine months ended March 31:
(In thousands)	2012	2011
Balance of impaired loans, with a valuation allowance	$2,911	$373
Allowance relating to impaired loans included in allowance for loan losses	778	93
Balance of impaired loans, without a valuation allowance	1,803	212
Average balance of impaired loans for the nine months ended	2,808	768
Interest income recorded on impaired loans during the nine months ended	117	10

Nonperforming assets amounted to $7.2 million at March 31, 2012 and $6.7 million as of June 30, 2011, an increase of approximately $506,000 or 7.5%, and total impaired loans amounted to $4.7 million at March 31, 2012 compared to $2.9 million at June 30, 2011, an increase of $1.8 million, or 62.1%.  The growth in nonperforming assets has been the result of adverse changes within the economy and increases in local unemployment.   Loans on nonaccrual status totaled $6.8 million at March 31, 2012 of which $2.9 million were in the process of foreclosure.  Of the remaining $3.9 million in nonaccrual loans, $2.8 million were less than 90 days past due, or were current at March 31, 2012, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Of total delinquent loans, $922,000 were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this period, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.  The majority of The Bank of Greene County loans, including most nonaccrual loans as of March 31, 2012, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired, especially small homogenous loan types, due to collateral adequacy.  These loans are included in total nonperforming assets.

DEPOSITS

Total deposits increased to $514.6 million at March 31, 2012 from $469.9 million at June 30, 2011, an increase of $44.7 million, or 9.5%.  This increase was primarily the result of an increase of $32.6 million in balances at Greene County Commercial Bank, our commercial bank subsidiary, which attracts deposits from local municipalities, due primarily to the annual collection of taxes.  Interest bearing checking accounts (NOW accounts) increased $35.3 million or 24.6% to $178.7 million at March 31, 2012 as compared to $143.4 million at June 30, 2011.  Savings deposits increased $14.4 million, and money market deposits increased $10.9 million between June 30, 2011 and March 31, 2012.   Noninterest bearing deposits increased $494,000 to $49.8 million at March 31, 2012.  Partially offsetting these increases was a $16.4 million decrease in certificates of deposit balances between June 30, 2011 and March 31, 2012.

(Dollars in thousands)
	At March 31, 2012	Percentage of Portfolio	At June 30, 2011	Percentage of Portfolio

Noninterest bearing deposits	$49,807	9.7%	$49,313	10.5%
Certificates of deposit	75,095	14.6	91,549	19.5
Savings deposits	126,254	24.5	111,851	23.8
Money market deposits	84,695	16.5	73,795	15.7
NOW deposits	178,746	34.7	143,389	30.5
Total deposits	$514,597	100.0%	$469,897	100.0%

BORROWINGS

At March 31, 2012, The Bank of Greene County had pledged approximately $164.0 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $129.3 million at March 31, 2012, of which $9.0 million in term borrowings were outstanding at March 31, 2012.  There were no overnight borrowings outstanding at March 31, 2012.   Interest rates on overnight borrowings are determined at the time of borrowing.  Term borrowings consisted of $4.0 million of fixed rate, fixed term advances with a weighted average rate of 3.45% and a weighted average maturity of 25 months.  The remaining $5.0 million of borrowing, which carried a 3.64% interest rate and a maturity of 18 months at March 31, 2012, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At March 31, 2012, approximately $6.3 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at March 31, 2012.

The Bank of Greene County has an unsecured line of credit with Atlantic Central Bankers Bank for $6.0 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At March 31, 2012 and 2011 there were no balances outstanding with Atlantic Central Bankers Bank, and there was no activity during the nine months ended March 31, 2012 and 2011.

Scheduled maturities of term borrowings at March 31, 2012 were as follows:
(In thousands)
Fiscal year end
2013	1,000
2014	6,000
2015	2,000
$9,000

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $51.8 million at March 31, 2012 from $48.1 million at June 30, 2011, as net income of $4.5 million was partially offset by dividends declared and paid of $970,000. Additionally, shareholders’ equity decreased $106,000 as a result of a decrease in accumulated other comprehensive income, primarily from a decrease in the unrealized gains on available for sale securities, net of tax.  Other changes in equity, totaling a $276,000 increase, were the result of activities associated with the Company’s 2008 Stock Option Plan.

Comparison of Operating Results for the Nine and Three Months Ended March 31, 2012 and 2011

Average Balance Sheet

The following tables set forth certain information relating to Greene County Bancorp, Inc. for the nine and three months ended March 31, 2012 and 2011.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.  Rates and yields for all periods presented are annualized.

Nine Months Ended March 31, 2012 and 2011

(Dollars in thousands)	2012	2012	2012	2011	2011	2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$313,159	$13,384	5.70%	$301,333	$13,434	5.94%
Securities2	207,490	4,912	3.16	186,406	4,510	3.23
Interest bearing bank balances
and federal funds	10,733	17	0.21	15,688	32	0.27
FHLB stock	1,406	49	4.65	1,456	65	5.95
Total interest earning assets	532,788	18,362	4.60%	504,883	18,041	4.76%
Cash and due from banks	7,552			7,190
Allowance for loan losses	(5,459)			(4,382)
Other non-interest earning assets	19,202			18,845
Total assets	$554,083			$526,536

Interest bearing liabilities:
Savings and money market deposits	$194,644	$889	0.61%	$164,537	$837	0.68%
NOW deposits	159,654	716	0.60	153,256	753	0.66
Certificates of deposit	82,606	858	1.38	96,780	1,417	1.95
Borrowings	14,964	315	2.81	16,981	422	3.31
Total interest bearing liabilities	451,868	2,778	0.82%	431,554	3,429	1.06%
Non-interest bearing deposits	49,257			46,663
Other non-interest bearing liabilities	3,072			2,539
Shareholders’ equity	49,886			45,780
Total liabilities and equity	$554,083			$526,536

Net interest income		$15,584			$14,612

Net interest rate spread			3.78%			3.70%

Net Earning Assets	$80,920			$73,329

Net interest margin			3.90%			3.86%

Average interest earning assets to
average interest bearing liabilities			117.91%			116.99%

___________________________________________________________________
1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)	2012	2012	2012	2011	2011	2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$316,903	$4,441	5.61%	$300,242	$4,388	5.85%
Securities2	209,730	1,539	2.94	205,145	1,578	3.08
Interest bearing bank balances
and federal funds	7,858	3	0.15	18,412	12	0.26
FHLB stock	1,183	16	5.41	1,297	21	6.48
Total interest earning assets	535,674	5,999	4.48%	525,096	5,999	4.57%
Cash and due from banks	7,937			7,270
Allowance for loan losses	(5,728)			(4,653)
Other non-interest earning assets	19,252			19,576
Total assets	$557,135			$547,289

Interest bearing liabilities:
Savings and money market deposits	$199,831	$299	0.60%	$171,717	$269	0.63%
NOW deposits	166,246	244	0.59	166,856	249	0.60
Certificates of deposit	77,456	206	1.06	95,581	444	1.86
Borrowings	10,006	88	3.52	13,444	117	3.48
Total interest bearing liabilities	453,539	837	0.74%	447,598	1,079	0.96%
Non-interest bearing deposits	49,709			50,954
Other non-interest bearing liabilities	2,717			2,460
Shareholders’ equity	51,170			46,277
Total liabilities and equity	$557,135			$547,289

Net interest income		$5,162			$4,920

Net interest rate spread			3.74%			3.61%

Net Earning Assets	$82,135			$77,498

Net interest margin			3.85%			3.75%

Average interest earning assets to
average interest bearing liabilities			118.11%			117.31%

_______________________________________________
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

	Nine Months Ended March 31,			Three Months Ended March 31,
(Dollars in thousands)	2012 versus 2011			2012 versus 2011
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase/	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Loans receivable, net1	$510	$(560)	$(50)	$238	$(185)	$53
Securities2	502	(100)	402	34	(73)	(39)
Interest-
bearing bank balances and federal funds	(9)	(6)	(15)	(5)	(4)	(9)
FHLB stock	(2)	(14)	(16)	(2)	(3)	(5)
Total interest-earning assets	1,001	(680)	321	265	(265)	---

Interest-bearing liabilities:
Savings and money market deposits	144	(92)	52	43	(13)	30
NOW deposits	32	(69)	(37)	(1)	(4)	(5)
Certificates of deposit	(187)	(372)	(559)	(73)	(165)	(238)
Borrowings	(47)	(60)	(107)	(30)	1	(29)
Total interest-bearing liabilities	(58)	(593)	(651)	(61)	(181)	(242)
Net interest income	$1,059	$(87)	$972	$326	$(84)	$242

________________________________________________
1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities,  asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.08% for the nine months and 1.06% for the quarter ended March 31, 2012 as compared to 0.99% for the nine months and 0.91% for the quarter ended March 31, 2011.  Annualized return on average equity increased to 11.99% for the nine months and 11.59% for the quarter ended March 31, 2012 as compared to 11.40% for the nine months and 10.71% for the quarter ended March 31, 2011.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income. Net income amounted to $4.5 million and $3.9 million for the nine months ended March 31, 2012 and 2011, respectively, an increase of $572,000 or 14.6% and amounted to $1.5 million and $1.2 million for the quarters ended March 31, 2012 and 2011, respectively, an increase of $244,000 or 19.7%.   Average assets increased $27.6 million, or 5.2% to $554.1 million for the nine months ended March 31, 2012 as compared to $526.5 million for the nine months ended March 31, 2011.  Average equity increased $4.1 million, or 8.9%, to $49.9 million for the nine months ended March 31, 2012 as compared to $45.8 million for the nine months ended March 31, 2011.  Average assets increased $9.8 million, or 1.8% to $557.1 million for the quarter ended March 31, 2012 as compared to $547.3 million for the quarter ended March 31, 2011.  Average equity increased $4.9 million, or 10.6% to $51.2 million for the quarter ended March 31, 2012 as compared to $46.3 million for the quarter ended March 31, 2011.

INTEREST INCOME

Interest income amounted to $18.4 million for the nine months ended March 31, 2012 as compared to $18.0 million for the nine months ended March 31, 2011, an increase of $321,000 or 1.8%.  Interest income amounted to $6.0 million for the quarters ended March 31, 2012 and 2011.  The combined increase in loan and securities volume had the greatest impact on interest income when comparing the nine months and quarters ended March 31, 2012 and 2011.  Average loan balances increased $11.8 million for the nine months ended March 31, 2012 as compared to March 31, 2011 while the yield decreased by 24 basis points when comparing the same periods.  Average loan balances increased $16.7 million for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 and the yield decreased by 24 basis points when comparing the same periods.  Average securities balances increased $21.1 million for the nine months ended March 31, 2012 as compared to March 31, 2011 while the yield decreased by 7 basis points when comparing the same periods.  Average securities balances increased $4.6 million for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 and the yield decreased 14 basis points when comparing the same periods.   Average balances on short term investments such as interest bearing bank balances and federal funds sold decreased $5.0 million and $10.6 million, respectively when comparing the nine months and quarters ended March 31, 2012 and 2011.   The yield on short term investments decreased 6 basis points and 11 basis points when comparing the nine months and quarters ended March 31, 2012 and 2011, respectively.

INTEREST EXPENSE

Interest expense amounted to $2.8 million for the nine months ended March 31, 2012, as compared to $3.4 million for the nine months ended March 31, 2011, a decrease of $651,000.  Interest expense amounted to $837,000 for the quarter ended March 31, 2012, as compared to $1.1 million for the quarter ended March 31, 2011, a decrease of $242,000.  Decreases in rates on interest-bearing liabilities had the greatest impact on overall interest expense for the quarter and nine months ended March 31, 2012 as compared to March 31, 2011.

As illustrated in the Rate/Volume Analysis Table, interest expense was reduced $593,000 and $181,000 when comparing the nine months and quarters ended March 31, 2012 and 2011, respectively, due to decreases of 24 basis points and 22 basis points, respectively, in the average rate on interest-bearing liabilities in those same periods.  Also, interest expense was further reduced as a result of a shift in deposit balances from higher-costing certificates of deposit and borrowed funds, to lower-costing savings and money market deposits.

The average rate paid on NOW deposits decreased 6 basis points and 1 basis point, respectively, when comparing the nine months and quarters ended March 31, 2012 and 2011. The average balance of such accounts grew by $6.4 million for the nine months ended March 31, 2012 and decreased by $610,000 for the quarter ended March 31, 2012.  The average balance of certificates of deposit decreased by $14.2 million and the average rate paid decreased by 57 basis points when comparing the nine months ended March 31, 2012 and 2011.  The average balance of certificates of deposit decreased by $18.1 million and the average rate paid decreased by 80 basis points when comparing the quarters ended March 31, 2012 and 2011.  The average balance of savings and money market deposits increased by $30.1 million when comparing the nine months ended March 31, 2012 and 2011 and increased by $28.1 million when comparing the quarters ended March 31, 2012 and 2011. The average rate paid on savings and money markets decreased 7 basis points and 3 basis points when comparing the nine months and quarters ended March 31, 2012 and 2011, respectively.   The average balance of borrowings decreased $2.0 million and $3.4 million when comparing the nine months and quarters ended March 31, 2012 and 2011.  The rate paid on these borrowings decreased 50 basis points and increased 4 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income increased $1.0 million to $15.6 million for the nine months ended March 31, 2012 compared to $14.6 million for the nine months ended March 31, 2011 and increased $242,000 to $5.2 million for the quarter ended March 31, 2012 compared to $4.9 million for the quarter ended March 31, 2011.     Net interest rate spread increased 8 basis points to 3.78% for the nine months ended March 31, 2012 from 3.70% for the nine months ended March 31, 2011, and increased 13 basis points to 3.74% for the nine months ended March 31, 2012 from 3.61% for the quarter ended March 31, 2011.  Net interest margin increased 4 basis points to 3.90% for the nine months ended March 31, 2012 from 3.86% for the nine months ended March 31, 2011, and increased 10 basis points to 3.85% for the quarter ended March 31, 2012 as compared to 3.75% for the quarter ended March 31, 2011.  The increase in average balances of loans and securities, along with a decrease in rates paid on deposit accounts, primarily led to an increase in net interest income when comparing the nine months and quarters ended March 31, 2012 and 2011.

Due to the large portion of fixed-rate residential mortgages in the Company’s asset portfolio, interest rate risk is a concern and the Company will continue to monitor our interest rate risk position and attempt to adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of a rising rate environment.  Management attempts to mitigate the interest rate risk through balance sheet composition.  Several strategies are used to help manage interest rate risk such as maintaining a high level of liquid assets such as short-term federal funds sold and various investment securities and maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  During the nine months ended March 31, 2012 and 2011, the Company increased the level of allowance for loan losses due to an increase in the amount of nonperforming assets and loan charge-offs resulting from a decline in the overall economy, and an increase in local unemployment. Also, during the nine months ended March 31, 2012, the Company increased its provision for loan losses as a result of flood damage caused by Hurricane Irene within several of the communities within its market area.  The Company recognized a charge-off of $130,000 during the nine months ended March 31, 2012 resulting from the flood damage and continues to assess the impact on its loan portfolio from this natural disaster and monitor the credit quality of the affected loans.   As a result, the provision for loan losses amounted to $1.4 million and $1.2 million for the nine months ended March 31, 2012 and 2011, respectively, an increase of $258,000 or 21.9%.  The provision for loan losses amounted to $541,000 and $343,000 for the quarters ended March 31, 2012 and 2011, respectively. Continued increases in non-performing assets and loan charge-offs have resulted in an increase in the level of allowance for loan losses to total loans receivable to 1.88% as of March 31, 2012 as compared to 1.66% as of June 30, 2011.  Nonperforming loans amounted to $6.9 million and $6.3 million at March 31, 2012 and June 30, 2011, respectively, an increase of $539,000 or 8.6%.  Net charge-offs amounted to $539,000 and $327,000 for the nine months ended March 31, 2012 and 2011, respectively, an increase of $212,000.   At March 31, 2012, nonperforming assets were 1.25% of total assets and nonperforming loans were 2.19% of net loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $36,000 and $75,000 when comparing the nine months and quarters ended March 31, 2012 and 2011, respectively.  Noninterest income amounted to $3.6 million and $1.2 million for the nine months and quarter ended March 31, 2012, respectively.  The Company recorded a net gain on sale of investments during the nine months ended March 31, 2012 totaling $11,000, and a net gain on sale of investments during the nine months and three months ended March 31, 2011 totaling $233,000 and $21,000 respectively.  Excluding these items, noninterest income increased $258,000 when comparing the nine months, and $96,000 when comparing the quarters, ended March 31, 2012 and 2011, respectively.  These increases were primarily the result of higher service charges on deposit accounts and higher debit card fees due to growth in the number of deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased $86,000 and decreased $95,000 when comparing the nine months and quarters ended March 31, 2012 and 2011, respectively. The year-to-date increase was primarily due to an increase in legal and professional fees, service and data processing fees, equipment and furniture expense, computer software, supplies & support, and other expenses.  The increase in legal and professional fees of $103,000 when comparing the nine months ended March 31, 2012 and 2011, respectively, was related to loans in process of foreclosure and increased fees for consulting services related to the implementation of strategic objectives. Included in the increase in service and data processing fees of $47,000 when comparing the nine months ended March 31, 2012 and 2011, respectively, were increased costs associated with the increase in the number of accounts with a debit card.  The increase in other expenses was the result of the recognition of a loss on foreclosed assets of $153,000 for the nine months ended March 31, 2012.  These increases were partially offset by decreases in FDIC insurance premiums of $237,000 when comparing the nine months ended March 31, 2012 and 2011, respectively.   The decrease in noninterest expense when comparing the three months ended March 31, 2012 and 2011 was primarily the result of a $108,000 decrease in FDIC insurance premiums. The decrease in FDIC insurance premiums was the result of regulatory changes in the method of calculating the premiums.

PROVISION FOR INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given reporting period.  The effective tax rate was 28.6% for the quarter ended March 31, 2012, compared to 33.5% for the quarter ended March 31, 2011.   The decrease in the effective tax rate is directly related to the tax benefits derived from the newly formed subsidiary, Greene Property Holdings, Inc., a real estate investment trust which began operations as of January 4, 2012.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $12.4 million at March 31, 2012.  The unused portion of overdraft lines of credit amounted to $732,000, the unused portion of home equity lines of credit amounted to $8.4 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $10.3 million at March 31, 2012.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2012 and June 30, 2011.  Consolidated shareholders’ equity represented 8.9% of total assets at March 31, 2012 and 8.8% of total assets of June 30, 2011.

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
No shares were repurchased during the quarter ended March 31, 2012.

       Item 3.     Defaults Upon Senior Securities
                    Not applicable

       Item 4.     Mine Safety Disclosures
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
The following materials from Greene County Bancorp, Inc. Form 10-Q for the three and nine month ended March 31, 2012, formatted in Extensible Busiess Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  May 14, 2012

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 14, 2012

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

Date: May 14, 2012                                                                            /s/ Donald E. Gibson
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

Date: May 14, 2012                                                                            /s/ Michelle M. Plummer
    Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2012 and that to the best of his knowledge:

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

Date: May 14, 2012                                                                           _/s/ Donald E. Gibson
     Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2012 and that to the best of her knowledge:

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

Date: May 14, 2012                                                                             /s/ Michelle M. Plummer
    Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer