Form 10-K
period 2012-06-30
GREENE COUNTY BANCORP INC
filed 2012-09-28
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2012
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
YES       X                NO ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES      X     NO  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES       X       NO  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   _____                                                                           Accelerated filer _____
Non-accelerated filer     _____                                                                           Smaller reporting company      X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   _____   NO         X

As of December 31, 2011, there were issued and outstanding 4,150,228 shares of the Registrant's common stock of which 1,303,566 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $17.01 on December 31, 2011, the aggregate value of stock held by non-affiliates was $22,174,000.  As of September 28, 2012, there were issued and outstanding 4,184,671 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
1.      Sections of Annual Report to Shareholders for the fiscal year ended June 30, 2012 (Part II).
2.  Proxy Statement for the 2012 Annual Meeting of Shareholders (Part II and III)

GREENE COUNTY BANCORP, INC. AND SUBSIDIARIES
FORM 10-K

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	42

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	43

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	44

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	45

Exhibit 101	Extensible Business Reporting Language (XBRL)	46

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

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a federally chartered savings bank.  A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (55.1%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.  In June 2004, The Bank of Greene County opened a new limited-purpose subsidiary, Greene County Commercial Bank.  The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.  In June 2011, The Bank of Greene County formed a new subsidiary, Greene Property Holdings, Ltd., which beneficially owns mortgages originated through The Bank of Greene County, and has elected under the Internal Revenue Code to be taxed as a real estate investment trust.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the New York Superintendent of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered savings and loan holding companies was transferred to the Federal Reserve Board under the Dobb-Frank Act.  At June 30, 2012, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash totaling $4.2 million.  At June 30, 2012, 1,878,039 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 122,999 shares were held as Treasury stock and 2,304,632 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and monitoring its cash position.

At June 30, 2012, Greene County Bancorp, Inc. had consolidated assets of $590.7 million, consolidated total deposits of $511.9 million, consolidated borrowings from the Federal Home Loan Bank of New York (FHLB) of $21.0 million and consolidated equity of $52.7 million.

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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, nonresidential mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in investment securities, mortgage-backed and asset-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential and nonresidential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. Through its affiliation with Fenimore Asset Management and Essex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the FHLB, and principal and interest payments on loans and securities.  At June 30, 2012, The Bank of Greene County, excluding its’ subsidiary Greene County Commercial Bank, had total assets of $473.7 million, total deposits of $389.9 million, borrowings from the Federal Home Loan Bank of New York (FHLB) of $21.0 million and total equity of $48.5 million.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law.  At June 30, 2012, Greene County Commercial Bank had $181.3 million in assets, $126.4 million in total deposits, $40.7 million in borrowings from The Bank of Greene County, and $14.2 million in total equity.

Greene County Commercial Bank’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene Property Holdings, Ltd.

Greene Property Holdings, Ltd. was formed in June 2011 as a New York corporation that elected under the Internal Revenue Code to be taxed as a real estate investment trust.  The Bank of Greene County transferred beneficial ownership of certain mortgages and notes to Greene Property Holdings, Ltd. in exchange for 100% of the common stock of Greene Property Holdings, Ltd. The Bank of Greene County continues to service these mortgage customers pursuant to a management and servicing agreement with Greene Property Holdings, Ltd. At June 30, 2012, Greene Property Holdings, Ltd. had $138.5 million in assets, and $138.5 million in total equity.

Greene Property Holdings, Ltd’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 55.1% of the issued and outstanding common stock of Greene County Bancorp, Inc.  Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $68,000, in cash and cash equivalents at June 30, 2012.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Market Area

The Bank of Greene County is a community bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County currently operates twelve full-service banking offices in Greene County, Columbia County and southern Albany County, New York.  The Bank of Greene County's primary market area is currently concentrated around the areas within Greene County, Columbia County and southern Albany County where its full-service banking offices are located, namely the towns of Catskill, Cairo, Chatham, Coxsackie, Germantown, Greenport, Greenville, Hudson, Ravena-Coeymans, Tannersville and Westerlo.

As of the 2010 census estimates, the Greene County population was 49,000 and Columbia County was 63,000.  Greene County is primarily rural and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  The county has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County government and the Coxsackie Correctional Facilities are the largest employers in the County.  Other large employers within the Company’s market area include the Hunter Mountain and Ski Windham resort areas, LaFarge, Columbia Memorial Hospital, Taconic Farms, Ginsberg’s Foods, and the Catskill, Cairo-Durham, Chatham, Greenville, Coxsackie-Athens, Hudson City, and Ravena-Coeyman Central School Districts.

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

Lending Activities

General.  The principal lending activity of The Bank of Greene County is the origination, for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by residential and nonresidential real estate primarily located within its primary market area.  The Bank of Greene County also originates home equity loans, consumer loans and commercial business loans, and has increased its focus on all aspects of commercial lending.  The Bank of Greene County also offers a variety of line of credit products.

The Bank of Greene County continues to utilize conservative underwriting standards in originating real estate loans.  As such, it does not engage in sub-prime lending or other exotic loan products.  At the time of origination, appraisals are obtained to ensure an adequate loan-to-value ratio of the underlying collateral.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest or an event that would indicate a significant decline in the collateral value.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure collateral adequacy.

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity.  Cash, cash equivalents and securities available for sale comprised 16.1% of total consolidated bank assets at June 30, 2012, all of which can be used for liquidity needs.  The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.   Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans including many commercial lending products in order to help mitigate interest rate risk.

Loan Portfolio Composition.  Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
Residential	$193,378	58.17%	$181,612	59.42%	$182,525	61.01%
Nonresidential	80,794	24.30	63,860	20.90	54,586	18.25
Construction and land	4,190	1.26	5,745	1.88	9,357	3.12
Multi-family	5,522	1.66	6,048	1.98	6,035	2.01
Total real estate loans	283,884	85.39	257,265	84.18	252,503	84.39

Consumer loans
Consumer Installment(1)	4,070	1.22	4,008	1.31	4,285	1.43
Home equity	22,808	6.86	25,559	8.37	26,602	8.89
Total consumer loans	26,878	8.08	29,567	9.68	30,887	10.32

Commercial loans	21,688	6.53	18,788	6.14	15,810	5.29

Total consumer loans and
commercial loans	48,566	14.61	48,355	15.82	46,697	15.61

Total gross loans	332,450	100.0%	305,620	100.0%	299,200	100.0%

Less:
Deferred fees and costs	478		495		406
Allowance for loan losses	(6,177)		(5,069)		(4,024)

Total loans receivable, net	$326,751		$301,046		$295,582
_________________________
(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Loan Portfolio Composition continued….

	At June 30,
	2009		2008
	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans:
Residential	$172,038	63.48%	$158,193	65.87%
Nonresidential	47,029	17.35	30,365	12.64
Construction and land	7,806	2.88	12,295	5.12
Multi-family	1,140	0.43	1,094	0.46
Total real estate loans	228,013	84.14	201,947	84.09

Consumer loans
Consumer installment (1)	4,174	1.54	4,573	1.91
Home equity	26,183	9.66	23,957	9.97
Total consumer loans	30,357	11.20	28,530	11.88

Commercial loans	12,631	4.66	9,669	4.03

Total consumer loans and
Commercial loans	42,988	15.86	38,199	15.91

Total gross loans	271,001	100.0%	240,146	100.0%

Less:
Deferred fees and costs	321		182
Allowance for loan losses	(3,420)		(1,888)

Total loans receivable, net	$267,902		$238,440
____________________________________
(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

The following table sets forth The Bank of Greene County’s fixed and adjustable rate loans at the dates indicated.

	At June 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans
Real estate loans
Residential	$183,742	55.27%	$172,017	56.28%	$174,546	58.34%
Nonresidential	36,469	10.97	26,795	8.77	19,885	6.65
Construction and land	2,502	0.75	4,418	1.45	8,275	2.76
Multi-family	2,092	0.63	2,320	0.76	2,040	0.68
Total fixed-rate real estate loans	224,805	67.62	205,550	67.26	204,746	68.43

Consumer loans
Consumer installment (1)	4,070	1.22	4,008	1.31	4,285	1.43
Home equity	8,401	2.53	10,314	3.38	12,386	4.14
Commercial loans	10,362	3.12	7,895	2.58	6,023	2.02
Total fixed-rate loans	247,638	74.49	227,767	74.53	227,440	76.02

Adjustable-rate loans
Real estate loans:
Residential	9,636	2.90	9,595	3.14	7,979	2.67
Nonresidential	44,325	13.33	37,065	12.13	34,701	11.60
Construction and land	1,688	0.51	1,327	0.43	1,082	0.36
Multi-family	3,430	1.03	3,728	1.22	3,995	1.33
Total adjustable-rate real estate loans	59,079	17.77	51,715	16.92	47,757	15.96

Consumer loans
Home equity	14,407	4.33	15,245	4.99	14,216	4.75
Commercial loans	11,326	3.41	10,893	3.56	9,787	3.27
Total adjustable-rate loans	84,812	25.51	77,853	25.47	71,760	23.98

Total gross loans	332,450	100.00%	305,620	100.00%	299,200	100.00%

Less:
Deferred fees and costs	478		495		406
Allowance for loan losses	(6,177)		(5,069)		(4,024)

Total loans receivable, net	$326,751		$301,046		$295,582
_________________________
(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Loan Portfolio Composition continued….

	At June 30,
	2009		2008
	Amount	Percent	Amount	Percent
(Dollars in thousands)
Fixed-rate loans
Real estate loans
Residential	$165,309	61.00%	$152,722	63.59%
Nonresidential	19,357	7.14	17,030	7.09
Construction and land	6,296	2.32	11,335	4.72
Multi-family	936	0.35	1,094	0.46
Total fixed-rate real estate loans	191,898	70.81	182,181	75.86

Consumer loans
Consumer installment (1)	4,174	1.54	4,573	1.91
Home equity	13,157	4.85	14,745	6.14
Commercial loans	5,191	1.91	5,185	2.16
Total fixed-rate loans	214,420	79.11	206,684	86.07

Adjustable-rate loans
Real estate loans:
Residential	6,729	2.48	5,471	2.28
Nonresidential	27,672	10.21	13,335	5.55
Construction and land	1,510	0.56	960	0.40
Multi-family	204	0.08	---	---
Total adjustable-rate real estate loans	36,115	13.33	19,766	8.23

Consumer loans
Home Equity	13,026	4.81	9,212	3.83
Commercial loans	7,440	2.75	4,484	1.87
Total adjustable-rate loans	56,581	20.89	33,462	13.93

Total gross loans	271,001	100.00%	240,146	100.00%

Less:
Deferred fees and costs	321		182
Allowance for loan losses	(3,420)		(1,888)

Total loans receivable, net	$267,902		$238,440
_________________________
(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Residential and Construction and Land Loans.  The Bank of Greene County's primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by single-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  For the year ended June 30, 2012, The Bank of Greene County originated approximately 90.0% to 95.0% of residential mortgage loans with a loan-to-value ratio of 80.0% or less.  The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  For the year ended June 30, 2012, less than one percent of the residential mortgage loans originated by The Bank of Greene County were originated with private mortgage insurance.   Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, The Bank of Greene County has been successful in marketing and originating such loans with 15-year terms. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on most properties collateralizing real estate loans made by The Bank of Greene County.

At June 30, 2012, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

The Bank of Greene County currently offers residential mortgage loans with fixed and adjustable interest rates.  Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, The Bank of Greene County's interest rate gap position, and loan products offered by The Bank of Greene County's competitors.  In the current low interest rate environment most of our borrowers prefer fixed-rate loans to adjustable-rate loans.  Single-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The average length of time that The Bank of Greene County's single-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2012, $9.6 million, or 2.90%, of The Bank of Greene County's loan portfolio consisted of residential loans with adjustable interest rates, compared to $183.7 million, or 55.27%, of the loan portfolio comprised of residential loans with fixed interest rates.  The Bank of Greene County’s willingness and capacity to originate and hold in portfolio fixed rate residential mortgage loans has enabled it to expand customer relationships in the current historically low long-term interest rate environment where borrowers have generally preferred fixed rate mortgage loans.  However, as noted above, to the extent The Bank of Greene County retains fixed rate residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would remain fixed while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

The Bank of Greene County's residential mortgage loans are generally originated by The Bank of Greene County's loan representatives operating in its branch offices through their contacts with existing or past loan customers, depositors of The Bank of Greene County, attorneys and accountants who refer loan applications from the general public, and local realtors.  The Bank of Greene County has loan originators who call upon customers during non-banking hours and at locations convenient to the customer.

All residential mortgage loans originated by The Bank of Greene County include "due-on-sale" clauses, which give The Bank of Greene County the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage.

At June 30, 2012, $193.4 million, or 58.17%, of The Bank of Greene County's loan portfolio consisted of residential mortgage loans.  Of this total, $4.2 million (consisting of 24 loans) were included in nonaccrual loans as of that date.    Allowance for loan losses allocated to residential mortgage loans totaled $2.2 million at June 30, 2012.

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

At June 30, 2012, $4.2 million, or 1.26%, of the Bank of Greene County’s loan portfolio consisted of construction and land lending.  Construction lending generally involves a greater degree of risk than other residential mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property.  The Bank of Greene County completes inspections during the construction phase prior to any disbursements.  The Bank of Greene County limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower's ability to repay the loan.  There were no construction or land loans in nonaccrual loans at June 30, 2012.  Allowance for loan losses allocated to construction and land loans totaled $426,000 at June 30, 2012.

Nonresidential mortgages and Multifamily Loans. At June 30, 2012, $80.8 million, or 24.30%, of the total loan portfolio consisted of nonresidential mortgages.  Growth in the nonresidential mortgage portfolio was the result of an increase in opportunities to lend to local businesses due to less availability of funds within other larger financial institutions within our market area.  The Bank has increased its focus within this lending area and has developed a strong team of lenders and business development staff.  Office buildings, mixed-use properties and other commercial properties collateralize nonresidential mortgages. The Bank of Greene County originates fixed- and adjustable-rate nonresidential mortgage loans with maximum terms of up to 25 years.  The maximum loan-to-value ratio at closing of nonresidential mortgage loans is generally 70.0%.  At June 30, 2012, the largest nonresidential mortgage loan had a principal balance of $2.8 million and was performing in accordance with its terms.  Nonresidential mortgage loans included in nonaccrual loans totaled $1.9 million (consisting of 11 loans) at June 30, 2012.  Allowance for loan losses allocated to nonresidential mortgage loans totaled $2.1 million at June 30, 2012.

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

The Bank of Greene County originates a limited number of multi-family loans, which totaled $5.5 million, or 1.66%, of The Bank of Greene County’s total loans at June 30, 2012. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area.  There were two nonaccrual multi-family loans totaling $431,000 at June 30, 2012.  The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of nonresidential mortgage loans.  Allowance for loan losses allocated to multi-family loans totaled $337,000 at June 30, 2012.

Consumer Loans. The Bank of Greene County’s consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans, recreational vehicle loans, and deposit account overdrafts).  Consumer loans (other than home equity loans and deposit account overdrafts) are originated at fixed rates with terms to maturity of one to five years.  At June 30, 2012, consumer loans (other than home equity loans) totaled $4.1 million, or 1.22%, of the total loan portfolio.  Consumer loans (other than home equity loans) totaling $25,000 were included in nonaccrual loans as of that date.  Allowance for loan losses allocated to consumer loans totaled $207,000 at June 30, 2012.

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

The Bank of Greene County offers fixed- and adjustable-rate home equity loans that are collateralized by the borrower’s residence.  Home equity loans are generally underwritten with terms not to exceed 20 years and under the same criteria that The Bank of Greene County uses to underwrite residential fixed rate loans.  Home equity loans may be underwritten with terms not to exceed 20 years and with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. Home equity loans may have an additional inherent risk if The Bank of Greene County does not hold the first mortgage.  The Bank of Greene County may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations. At June 30, 2012, the outstanding balance of home equity loans totaled $22.8 million, or 6.86%, of The Bank of Greene County’s total loan portfolio.  There was one home equity loan included in nonaccrual loans totaling $60,000 at June 30, 2012.  Allowance for loan losses allocated to home equity loans totaled $187,000 at June 30, 2012.

Commercial Loans.  The Bank of Greene County also originates commercial loans with terms of up to 10 years at fixed and adjustable rates.  The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications.  The decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment.  A mortgage may also be taken for additional collateral purposes, but is considered secondary to the other collateral for commercial business loans.  The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial borrowers.  The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan.  At June 30, 2012, The Bank of Greene County had $21.7 million of commercial loans representing 6.53% of the total loan portfolio.  At this date, the largest commercial loan had a balance of $800,500.  At June 30, 2012, The Bank of Greene County’s commercial loan portfolio included loans collateralized by inventory, fire trucks, other equipment, or real estate.  There were six commercial loan included in nonaccrual loans totaling $303,000 at June 30, 2012.  Allowance for loan losses allocated to commercial loans totaled $645,000 at June 30, 2012.

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

Loan Maturity Schedule.  The following table sets forth certain information as of June 30, 2012 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

The following table illustrates the future maturities of such loans at June 30, 2012.

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	1 Year	3 Years	5 Years	10 Years	10 Years	Total
(Dollars in thousands)
Real estate loans:
Residential	$3,962	$3,574	$5,152	$33,018	$147,672	$193,378
Nonresidential	15,501	14,963	14,242	12,701	23,387	80,794
Construction and land	3,184	269	38	171	528	4,190
Multi-family	311	1,873	756	1,097	1,485	5,522
Total real estate loans	22,958	20,679	20,188	46,987	173,072	283,884
Consumer Installment loans	15,293	1,922	3,371	4,498	1,794	26,878
Commercial loans	11,650	746	4,169	4,327	796	21,688
Total loan portfolio	$49,901	$23,347	$27,728	$55,812	$175,662	$332,450

The total amount of the above loans that mature or are due after June 30, 2013 that have fixed interest rates is $236.1 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $46.4 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail on pages 11-13 of Greene County Bancorp, Inc.’s 2012 Annual Report to Shareholders, which discussion is incorporated herein by reference.

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

At June 30, 2012, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a commercial mortgage with an outstanding balance of $2.8 million. This loan was performing in accordance with its terms at June 30, 2012.

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

Loans Past Due and Non-performing Assets.  Loans are reviewed on a regular basis to assess collectability of all principal and interest payments due.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the principal or interest will not be collected in accordance with contractual terms of the note.  When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.   For further discussion regarding impaired loans see Management’s Discussion and Analysis on pages 17-18 and Note 4, Loans of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

 Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectibility is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan does not have to be 90 days delinquent in order to be classified as non-performing.   Interest on nonaccrual loans is recognized on a cash basis until such time as the borrower has brought the loan to performing status.    A loan is not removed from nonaccrual status until the loan is current for at least six months and evidence supports the borrower’s ability to maintain a current status.  Foreclosed real estate is included in non-performing assets.  At June 30, 2012, The Bank of Greene County had non-performing loans of $6.9 million and a ratio of non-performing loans to total net loans of 2.15%.

Real estate acquired as a result of foreclosure, or in-substance foreclosure is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as foreclosed real estate, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.   During the year ended June 30, 2012, five properties were transferred to FRE at a total fair value of $653,000.  Also during this period, six properties were sold for a total of $800,000, at a net loss on sale of $36,000.   At June 30, 2012, The Bank of Greene County had 2 properties held in foreclosed real estate with a fair value totaling $260,000 and its ratio of non-performing assets to total assets was 1.23%.

Nonaccrual Loans and Nonperforming Assets.  The following table sets forth information regarding nonaccrual loans and other non-performing assets at the dates indicated.

(dollars in thousands)	At June 30,
	2012	2011	2010	2009	2008
Nonaccrual loans:
Real estate loans
Residential	$4,206	$3,074	$2,001	$1,573	$1,123
Nonresidential	1,868	2,171	1,095	749	91
Construction and land	--	238	13	13	38
Multifamily	431	577	594	--	26
Home equity	60	49	197	227	493
Commercial	303	144	3	132	142
Consumer installment	25	41	18	19	26
Total nonaccrual loans	6,893	6,294	3,921	2,713	1,939

Accruing loans delinquent 90 days or more:
Residential	83	---	---	---	---
Home Equity	41	---	---	---	---
Total accruing loans delinquent 90 days or more	124	---	---	---	---
Foreclosed real estate:
Residential	60	363	---	100	---
Nonresidential	200	80	---	115	---
Total foreclosed real estate	260	443	---	215	---

Total non-performing assets	$7,277	$6,737	$3,921	$2,928	$1,939

Total non-performing assets as a percentage of total assets	1.23%	1.23%	0.79%	0.64%	0.51%

At June 30, 2012, all loans which are “troubled debt restructurings” as defined within FASB ASC topic “Receivables”, and further clarified in ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” were included in non-accrual loans.    These loans are not removed from non-accrual status until they have performed under the restructured terms of the loan for at least six months.

The table below details additional information related to nonaccrual loans as of June 30:
(In thousands)	2012	2011	2010
Nonaccrual Loans	$6,893	$6,294	$3,921
Interest income that would have been recorded if loans had been performing in accordance with original terms	550	529	354
Interest income that was recorded on nonaccrual loans during the fiscal year ended	277	226	146

Potential Problem Loans.  Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."   For further discussion regarding how management determines when a loan should be classified see Note 4, Loans of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.     At June 30, 2012, The Bank of Greene County had loans that amounted to $9.4 million classified as substandard, loans that amounted to $3.0 million designated as special mention.   No loans were classified as either doubtful or loss at June 30, 2012.   Nonaccrual loans totaling $6.9 million are included in loans classified substandard.  Loans designated as special mention are performing; however, they have been classified because of deterioration in the financial status of the borrower or in the value of the underlying collateral.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.   For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated.  At June 30, 2012, the total allowance was $6.2 million, which amounted to 1.86% of total loans and 88.03% of nonperforming loans.  Management will continue to monitor and modify the level of the allowance for loan losses.

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	June 30, 2012		June 30, 2011		June 30, 2010
		Percent		Percent		Percent
		of loans		of loans		of loans
		in each		in each		in each
	Amount of	category	Amount of	category	Amount of	category
	loan loss	to total	loan loss	to total	Loan loss	to total
	allowance	loans	allowance	loans	allowance	loans
(Dollars in thousands)
Real estate mortgages:
Residential	$2,163	58.2%	$1,767	59.4%	$1,427	61.0%
Nonresidential	2,076	24.3	1,859	20.9	1,517	18.3
Construction and land	426	1.2	116	1.9	97	3.1
Multi-family	337	1.7	410	2.0	223	2.0
Home equity	187	6.9	186	8.4	205	8.9
Consumer installment	207	1.2	203	1.3	120	1.4
Commercial loans	645	6.5	528	6.1	435	5.3
Unallocated	136	---	---	---	---	---
Totals	$6,177	100.00%	$5,069	100.00%	$4,024	100.00%

	June 30, 2009		June 30, 2008
		Percent		Percent
		of loans		of loans
		in each		in each
	Amount of	category	Amount of	category
	loan loss	to total	loan loss	to total
	allowance	loans	allowance	loans
(Dollars in thousands)
Real estate mortgages:
Residential	$1,439	63.5%	$865	65.9%
Nonresidential	1,226	17.3	492	12.6
Construction and land	75	2.9	64	5.1
Multi-family	15	0.4	3	0.4
Home equity loans	221	9.7	154	10.0
Consumer installment	133	1.5	102	2.0
Commercial loans	311	4.7	208	4.0
Totals	$3,420	100.00%	$1,888	100.00%

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

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2012, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in securities rated “A” or higher by at least one nationally recognized rating agency (or securities attaining such rating as a result of guarantees by insurance companies), with the exception of investments in smaller non-rated local bonds.  The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

At June 30, 2012, Greene County Bancorp, Inc. had $233.9 million in investment securities, or 39.6% of total assets.  Greene County Bancorp, Inc. has classified its investments in debt and equity securities as either available-for-sale or held-to-maturity.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income component of shareholders’ equity, net of applicable income taxes.  Held-to-maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and are reported at amortized cost.  The Company does not have trading securities in its portfolio.   As of June 30, 2012, held-to-maturity securities totaled $146.4 million, and available-for-sale securities totaled $87.5 million.

Book Value of Investment Securities.  The following table sets forth certain information regarding the investment securities as of the dates indicated.

	At June 30,
	2012		2011		2010
	Book	Percent	Book	Percent	Book	Percent
	Value	of total	Value	of total	Value	of total
(Dollars in Thousands)
Securities, available-for-sale:
U.S. government sponsored enterprises	$17,398	7.4%	$25,703	12.0%	$22,176	13.3%
State and political subdivisions	4,899	2.1	7,062	3.3	8,749	5.2
Mortgage-backed securities-residential	19,106	8.2	28,914	13.5	25,883	15.5
Mortgage-backed securities-multi-family	40,663	17.4	21,096	9.8	25,932	15.5
Asset-backed securities	19	0.0	23	0.0	32	0.0
Corporate debt securities	5,316	2.3	7,206	3.3	6,931	4.1
Total debt securities	87,401	37.4	90,004	41.9	89,703	53.6
Equity securities and other	127	0.1	113	0.1	102	0.1
Total securities, available-for-sale	87,528	37.5	90,117	42.0	89,805	53.7
Securities, held-to-maturity:
U.S. treasury securities	11,029	4.7	11,062	5.1	---	---
U.S. government sponsored enterprises	998	0.4	997	0.5	7,004	4.2
State and political subdivisions	62,212	26.6	34,933	16.3	29,821	17.8
Mortgage-backed securities-residential	48,101	20.5	57,347	26.8	36,277	21.7
Mortgage-backed securities-multi-family	23,673	10.1	19,434	9.1	4,058	2.4
Other securities	376	0.2	404	0.2	360	0.2
Total securities, held-to-maturity	146,389	62.5	124,177	58.0	77,520	46.3
Total securities	$233,917	100.0%	$214,294	100.0%	$167,325	100.0%

The estimated fair values of debt securities at June 30, 2012 by contractual maturity are set forth in Note 3, Securities of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

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

Mortgage-Backed and Asset-Backed Securities.  The Bank of Greene County and its subsidiary Greene County Commercial Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored enterprises; and (iii) increase liquidity.  At June 30, 2012, the carrying value of mortgage-backed securities (including CMOs) totaled $131.6 million or 22.3% of total assets, of which $59.8 million were classified as available for sale and $71.8 million were classified as held to maturity.  CMOs or collateralized mortgage obligations as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages.  CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested capital at different rates.  The CMO bond may pay the investor at a different rate than the underlying mortgage pool.  Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing.  As a result there is no final lump-sum payment at maturity.  The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.  At June 30, 2012, $527,000 of the mortgage-backed securities were adjustable rate and $131.1 million were fixed rate.  The mortgage-backed securities portfolio had a weighted average yield of 2.87% and a weighted average life (including pre-payment assumptions) of 5.6 years at June 30, 2012. The estimated fair value of Company’s mortgage-backed securities at June 30, 2012 was $134.8 million, which was $4.3 million greater than amortized cost as set forth in Note 3, Securities of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which discussion is incorporated herein by reference.

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

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of Company’s mortgage-backed securities portfolio.  The Company’s $134.8 million mortgage-backed securities portfolio, based on estimated fair value, at June 30, 2012 consisted of $26.8 million with contractual maturities within five years, $73.0 million with contractual maturities of five to ten years and the remaining $35.0 million with contractual maturities more than 10 years.  However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that securities prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return.  Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Company of the ability to reinvest cash flows at the increased rates of interest.

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

At June 30, 2012, consolidated deposits totaled $511.9 million.  At June 30, 2012, the Company had a total of $72.0 million in certificates of deposit, of which $45.7 million had maturities of one year or less.  Although a significant portion of our deposits were in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and our current pricing strategy, believes a large portion of such accounts will be retained upon maturity.

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

Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $126.4 million in deposits at June 30, 2012.

The following table sets forth information regarding the balance of deposits by types of deposit as of the dates indicated.
	At June 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Transaction and savings deposits:
Non-interest bearing deposits	$52,783	10.3%	$49,313	10.5%	$44,239	10.5%
Certificates of deposit	72,045	14.1	91,549	19.5	96,909	23.0
Savings deposits	132,822	25.9	111,851	23.8	95,249	22.6
Money market deposits	75,265	14.7	73,795	15.7	63,899	15.1
NOW deposits	179,022	35.0	143,389	30.5	121,436	28.8
Total deposits	$511,937	100.0%	$469,897	100.0%	$421,732	100.0%

Information regarding the average balances and rates paid on deposits during the years ended June 30, 2012 and 2011 are set forth in Management’s Discussion and Analysis on page 19 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

The amount of certificates of deposit by time remaining to maturity as of June 30, 2012 is set forth in Note 6, Deposits of Greene County Bancorp, Inc.’s Annual Report to Shareholders, which is incorporated herein by reference.

Borrowed Funds.

At June 30, 2012, The Bank of Greene County had pledged approximately $168.9 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $135.2 million at June 30, 2012, of which $7.0 million in term borrowings were outstanding at June 30, 2012.  There were $14.0 million overnight borrowings outstanding at June 30, 2012.   Interest rates on overnight borrowings are determined at the time of borrowing.  Term borrowings consisted of $2.0 million of fixed rate, fixed term advances with a weighted average rate of 3.86% and a weighted average maturity of 12 months.  The remaining $5.0 million of borrowing, which carried a 3.64% interest rate and a maturity of 15 months at June 30, 2012, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2012, approximately $5.3 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at June 30, 2012.

The Bank of Greene County has an unsecured line of credit with Atlantic Central Bankers Bank for $6.0 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At June 30, 2012 and 2011 there were no balances outstanding with Atlantic Central Bankers Bank, and there was no activity during the nine months ended June 30, 2012 and 2011.

The table below details additional information related to short-term borrowings for the years ended June 30,

(Dollars in thousands)	2012	2011

Average outstanding balance	$3,242	$1,410
Interest expense	12	6
Weighted average interest rate during the year	0.39%	0.42%
Weighted average interest rate at end of year	0.40%	0.35%

Scheduled maturities of term borrowings at June 30, 2012 were as follows:

(In thousands)
Fiscal year end
2013	$1,000
2014	6,000
$7,000

Personnel

As of June 30, 2012, The Bank of Greene County had 114 full-time employees and 16 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also Bank employees.  A collective bargaining group does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.

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

Bad Debt Reserves.  The Small Business Protection Act of 1996 (the “1996 Act”) eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.Prior to the 1996 Act, The Bank of Greene County was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  As a result of the 1996 Act, The Bank of Greene County must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return.

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

At June 30, 2012, The Bank of Greene County’s total federal pre-1988 reserve was approximately $1.8 million.  This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

REGULATION

General

The Bank of Greene County is a federally chartered savings bank and Greene County Commercial Bank is a New York-chartered bank.  The Federal Deposit Insurance Corporation through the DIF (“Deposit Insurance Fund”) insures their deposit accounts up to applicable limits.  The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and the New York State Banking Department (the “Department”), respectively, as their chartering agencies, and by the Federal Deposit Insurance Corporation, as their deposit insurer.  The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by the OCC and the Department, respectively, as well as the Federal Deposit Insurance Corporation concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as mutual savings and loan holding companies, are subject to regulation by the Federal Reserve Board (“FRB”) and are required to file reports with the FRB.

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

New Federal Legislation

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated The Bank of Greene County’s former primary federal regulator, the Office of Thrift Supervision, and requires The Bank of Greene County to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the FRB to supervise and regulate all savings and loan holding companies, including mutual holding companies, like Greene County Bancorp, Inc. and Greene County Bancorp, MHC, in addition to bank holding companies that it regulates.  As a result, the FRB’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like Greene County Bancorp, Inc. and Greene County Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to The Bank of Greene County, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  Moreover, Greene County Bancorp, MHC requires the approval of the FRB before it may waive the receipt of any dividends from Greene County Bancorp, Inc., and there is no assurance that the FRB will approve future dividend waivers or what conditions it may impose on such waivers.  The Dodd-Frank Act also requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as The Bank of Greene County, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

At June 30, 2012, The Bank of Greene County’s and Greene County Commercial Bank’s capital exceeded all applicable minimal capital requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2012, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2012, The Bank of Greene County satisfied this test.

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

At June 30, 2012, The Bank of Greene County met the criteria for being considered “well-capitalized”.

Deposit Insurance.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  The Bank of Greene County and Greene County Commercial Bank recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was approximately $2.1 million.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system so that it is based on each institution’s total assets less tangible capital, instead of deposits.  The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Neither The Bank of Greene County nor Greene County Commercial Bank believes that it is taking any action or is subject to any condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2012, the annualized Financing Corporation assessment was equal to 0.68 basis points of total assets less tangible capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.

For the fiscal year June 30, 2012, The Bank of Greene County, and its subsidiary Greene County Commercial Bank, jointly paid $35,000 related to the FICO bonds.

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

Federal Home Loan Bank System. The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2012, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2012, The Bank of Greene County was in compliance with these reserve requirements.

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

Holding Company Regulation

General. Greene County Bancorp, MHC and Greene County Bancorp, Inc. are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Greene County Bancorp, MHC and Greene County Bancorp, Inc. are registered with the FRB and are subject to FRB regulations, supervision and reporting requirements. In addition, the FRB has enforcement authority over Greene County Bancorp, Inc. and Greene County Bancorp, MHC, and their non-bank subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are generally not subject to state business organization laws.

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

Capital.  Historically, savings and loan holding companies have not been currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

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

Waivers of Dividends by Greene County Bancorp, MHC. Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived.  The FRB has typically not allowed dividend waivers by mutual bank holding companies and, therefore, the ability of Greene County Bancorp, MHC to waive dividends in the future is uncertain.

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

At June 30, 2012, our commercial bank met the criteria for being considered “well-capitalized.”

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

Reports to Security Holders

Greene County Bancorp, Inc. files annual and quarterly reports with the SEC on Forms 10-K and 10-Q, respectively. Greene County Bancorp, Inc. also files current reports on the Form 8-K with the SEC. Finally, Greene County Bancorp, Inc. files proxy materials with the SEC.

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

None.
ITEM 2.                      Properties

The Bank of Greene County currently conducts its business through twelve full-service banking offices.  Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The following table sets forth The Bank of Greene County's offices as of June 30, 2012.

		Original		Net Book Value
(Dollars in thousands)	Leased	Year	Date of	Of Property or
	Or	Leased or	Lease	Leasehold
Location	Owned	Acquired	Expiration	Improvements

Administration Office (1)
302 Main Street, Catskill, NY 12414	Owned	1999	---	$732

Operations Center
288 Main Street, Catskill, NY 12414	Owned	2006	---	$1,440

Full Service Branches
Main Branch (1)
Main & Church Streets, Catskill, NY 12414	Owned	1963	---	$294

Coxsackie Branch
2 Technology Drive, W. Coxsackie, NY 12192	Owned	2005	---	$1,797

Cairo Branch
230 Matthew Simons Road, Cairo, NY 12413	Owned	2005	---	$1,863

Chatham Branch
Route 66, Chatham, NY 12037	Owned	2006	---	$1,740

Germantown Branch	Owned	2010	---	$607
4266 State Route 9G, Germantown, NY 12526

Greenville Branch
Route 32, Greeneville, NY 12083	Owned	1997	---	$770

Greenport Branch
160 Fairview Avenue, Hudson, NY 12534	Leased	2006	December 31, 2016	$394

Hudson Branch
21 North 7th Street, Hudson, NY 12534	Leased	2004	October 31, 2014	$---

Ravena Branch
2494 U.S., Route 9W, Ravena, NY 12143	Owned	2009	---	$1,536

Tannersville Branch
Main Street, Tannersville, NY 12485	Owned	2000	---	$1,038

Westerlo Branch
Routes 141 & 143, Westerlo, NY 12193	Leased	2001	November 30, 2015	$24

Catskill Commons Branch
100 Catskill Commons, Catskill, NY 12414	Owned	2006	---	$1,908

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

ITEM 4.                      Mine Safety Disclosures

Not applicable.
PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The “Common Stock and Related Matters” section on page 24 of Greene County Bancorp, Inc.’s Annual Report to Shareholders is incorporated herein by reference.

There were no sales of unregistered securities during fiscal 2012, 2011 or 2010.   On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of June 30, 2012, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2012, 2011 or 2010.

As of June 30, 2012, the Company has adopted two equity-based compensation plans: the 2008 Stock Option Plan and the ESOP.  The 2008 Stock Option Plan has been approved by stockholders of the Company and, except for the ESOP, the Company has not implemented any equity-based compensation program that has not been approved by Company stockholders.

Set forth below is certain information as of June 30, 2012 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2008 Stock Option Plan	103,700	12.50	15,500

ITEM 6.                     Selected Financial Data

The “Selected Financial Data” section on pages 9 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, including herewith as Exhibit 13, is incorporated herein by reference.

ITEM 7.                     Management's Discussion and Analysis of Financial Condition and Results of Operations

The “Management's Discussion and Analysis of Financial Condition and Results of Operations” section on pages 10-24 of Greene County Bancorp, Inc.’s Annual Report to Shareholders, including herewith as Exhibit 13, is incorporated herein by reference.

ITEM 7A.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 8.                      Financial Statements and Supplementary Data.

The audited consolidated financial statements for the year ended June 30, 2012 is filed as part of Greene County Bancorp, Inc.’s Annual Report to Shareholders on pages 26-55, and is incorporated herein by reference.

ITEM 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting appears on pages 25 of the Company’s Annual Report to Shareholders, which is incorporated herein by reference.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to exemption rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                      Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I - Election of Directors” section on pages 2-20 of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) is incorporated herein by reference.

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

ITEM 11.                      Executive Compensation

The “Proposal I - Election of Directors” section on pages 3-21 of Greene County Bancorp, Inc.’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section on page 3-21 of Greene County Bancorp, Inc.’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.                      Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section on page 21 of Greene County Bancorp, Inc.’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.                      Principal Accountant Fees and Services

The “Proposal 2-Ratification of Appointment of Auditors” section on page 22 Greene County Bancorp, Inc.’s 2012 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                      Exhibits

3.1	Certification of Incorporation of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s Registration statement on SB-2, file No. 333-63681 (the “SB-2”)).

3.2	Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

4.0	Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

10.2	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

13.0	Annual Report to Shareholders

21.0	Subsidiaries of Greene County Bancorp, Inc.

23.0	Consent of ParenteBeard LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GREENE COUNTY BANCORP, INC.

Date: September 28, 2012                                                                By: /s/ Donald E. Gibson
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

Date:  September 28, 2012

By:  /s/ David H. Jenkins                             By:  /s/ Paul Slutzky
David H. Jenkins, DVM                                                                    Paul Slutzky
Director                                                                                               Director

Date:  September 28, 2012                                                                    Date:  September 28, 2012

By:   /s/ Dennis R. O’Grady                                                               By:  /s/ Martin C. Smith
Dennis R. O’Grady                                                                              Martin C. Smith
Director                                                                                                 Chairman of the Board

Date:  September 28, 2012                                                                     Date:  September 28, 2012

By:  /s/ Arthur Place
       Arthur Place
       Director

Date:  September 28, 2012

By: /s/ Charles Schaefer                                                                         By: /s/ J. Bruce Whittaker
      Charles Schaefer                                                                                       J. Bruce Whittaker
      Director                                                                                                      Director

Date:  September 28, 2012                                                                      Date:  September 28, 2012

EXHIBIT 13.0
ANNUAL REPORT TO SHAREHOLDERS

EXHIBIT 21.0

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

EXHIBIT 23.0

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-51538 and No. 333-163818) of Greene County Bancorp, Inc. (the “Company”) of our report dated September 28, 2012, relating to the Company’s consolidated financial statements as of and for the years ended June 30, 2012 and 2011, which report appears in the Annual Report to Shareholders included as Exhibit 13 in this Form 10-K.

/s/ ParenteBeard LLC
Harrisburg, Pennsylvania
September 28, 2012

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

Date: September 28, 2012                                                                        /s/ Donald E. Gibson
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

Date: September 28, 2012                                                                         /s/ Michelle M. Plummer
    Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2012 and that to the best of his knowledge:

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

Date: September 28, 2012                                                                        /s/ Donald E. Gibson
    Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2012 and that to the best of her knowledge:

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

Date: September 28, 2012                                                                        /s/ Michelle M. Plummer
    Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Exhibit 101
Extensible Business Reporting Language (XBRL)