Form 10-Q
period 2012-09-30
GREENE COUNTY BANCORP INC
filed 2012-11-09
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes:                 No:     X

As of November 9, 2012, the registrant had 4,185,671 shares of common stock outstanding at $ 0.10 par value per share.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4
	* Consolidated Statements of Comprehensive Income	5
	* Consolidated Statements of Changes in Shareholders’ Equity	6
	* Consolidated Statements of Cash Flows	7
	* Notes to Consolidated Financial Statements	8-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

	Signatures	41

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
   Exhibit 101 Extensible Business Reporting Language (XBRL)
		42 43 44 45

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2012 and June 30, 2012
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2012	June 30, 2012
Cash and due from banks	$22,579	$7,519
Federal funds sold	340	223
Total cash and cash equivalents	22,919	7,742

Securities available for sale, at fair value	81,824	87,528
Securities held to maturity, at amortized cost	138,970	146,389
Federal Home Loan Bank stock, at cost	1,114	1,744

Loans	342,023	332,450
Allowance for loan losses	(6,536)	(6,177)
Unearned origination fees and costs, net	525	478
Net loans receivable	336,012	326,751

Premises and equipment	14,750	14,899
Accrued interest receivable	2,836	2,688
Foreclosed real estate	200	260
Prepaid expenses and other assets	2,307	2,655
Total assets	$600,932	$590,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$48,993	$52,783
Interest bearing deposits	487,150	459,154
Total deposits	536,143	511,937

Borrowings from FHLB, short-term	---	14,000
Borrowings from FHLB, long-term	7,000	7,000
Accrued expenses and other liabilities	3,920	5,055
Total liabilities	547,063	537,992

Shareholders’ equity:
Preferred stock,
Authorized - 1,000,000 shares; Issued - None	---	---
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares
Issued - 4,305,670 shares
Outstanding - 4,184,671 shares at September 30, 2012
and 4,182,671 shares at June 30, 2012;	431	431
Additional paid-in capital	11,129	11,119
Retained earnings	42,901	41,869
Accumulated other comprehensive income	321	173
Treasury stock, at cost 120,999 shares at September 30, 2012
and 122,999 shares at June 30, 2012	(913)	(928)
Total shareholders’ equity	53,869	52,664
Total liabilities and shareholders’ equity	$600,932	$590,656
See notes to consolidated financial statements.

         Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands, except share and per share amounts)
	2012	2011
Interest income:
Loans	$4,578	$4,468
Investment securities - taxable	186	245
Mortgage-backed securities	947	1,186
Investment securities - tax exempt	416	305
Interest bearing deposits and federal funds sold	4	1
Total interest income	6,131	6,205

Interest expense:
Interest on deposits	664	887
Interest on borrowings	75	119
Total interest expense	739	1,006

Net interest income	5,392	5,199
Provision for loan losses	444	474
Net interest income after provision for loan losses	4,948	4,725

Noninterest income:
Service charges on deposit accounts	692	616
Debit card fees	327	338
Investment services	90	75
E-commerce fees	28	30
Net gain on sale of available-for-sale securities	---	11
Other operating income	142	144
Total noninterest income	1,279	1,214

Noninterest expense:
Salaries and employee benefits	2,073	2,007
Occupancy expense	302	318
Equipment and furniture expense	151	145
Service and data processing fees	397	371
Computer software, supplies and support	93	81
Advertising and promotion	89	36
FDIC insurance premiums	75	90
Legal and professional fees	157	182
Other	336	428
Total noninterest expense	3,673	3,658

Income before provision for income taxes	2,554	2,281
Provision for income taxes	790	772
Net income	$1,764	$1,509

Basic EPS	$0.42	$0.36
Basic average shares outstanding	4,183,932	4,145,828
Diluted EPS	$0.42	$0.36
Diluted average shares outstanding	4,221,451	4,190,151
Dividends per share	$0.175	$0.175
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Net income	$1,764	$1,509

Other comprehensive income:
Securities:
Unrealized holding gains on available for sale securities, arising during the three months ended September 30, 2012 and 2011,
net of income taxes of $85 and $135, respectively.	134	215

Reclassification adjustment for gain on sale of available-for-sale securities
realized in net income, net of income taxes of $-- and ($4), respectively	---	(7)

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $4 and $6, respectively	6	10

Change in pension benefits, net of income tax of $5 and $2, respectively	8	4

Total other comprehensive income	148	222

Comprehensive income	$1,912	$1,731
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid – In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance at
June 30, 2011	$431	$11,001	$37,336	$519	($1,206)	$48,081

Stock options compensation		19				19

Dividends declared			(322)			(322)

Net income			1,509			1,509

Total other comprehensive income, net of taxes				222		222
Balance at
September 30, 2011	$431	$11,020	$38,523	$741	($1,206)	$49,509
Balance at
June 30, 2012	$431	$11,119	$41,869	$173	($928)	$52,664

Options exercised		10			15	25

Dividends declared			(732)			(732)

Net income			1,764			1,764

Total other comprehensive income, net of taxes				148		148
Balance at
September 30, 2012	$431	$11,129	$42,901	$321	($913)	$53,869

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands)	2012		2011
Cash flows from operating activities:
Net Income		$1,764	$1,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		194	206
Deferred income tax expense		455	---
Net amortization of premiums and discounts		324	259
Net amortization of deferred loan costs and fees		61	63
Provision for loan losses		444	474
Stock option compensation		---	19
Net gain on sale of available-for-sale securities		---	(11)
(Gain) loss on sale of foreclosed real estate		(36)	50
Net increase (decrease) in accrued income taxes		248	(313)
Net increase in accrued interest receivable		(148)	(24)
Net decrease in prepaid and other assets		82	56
Net decrease in other liabilities		(1,653)	(485)
Net cash provided by operating activities		1,735	1,803

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities		1,210	5,440
Proceeds from sale of securities		---	770
Purchases of securities		(1,080)	---
Principal payments on securities		5,607	3,482
Securities held-to-maturity:
Proceeds from maturities		6,366	5,831
Purchases of securities		(2,448)	(5,972)
Principal payments on securities		3,373	2,093
Net redemption of Federal Home Loan Bank Stock		630	643
Net increase in loans receivable		(9,766)	(6,704)
Proceeds from sale of foreclosed real estate		96	393
Purchases of premises and equipment		(45)	(43)
Net cash provided by investing activities		3,943	5,933

Cash flows from financing activities:
Net decrease in short-term FHLB advances		(14,000)	(14,300)
Payment of cash dividends		(732)	(322)
Proceeds from stock options exercised		25	---
Net increase in deposits		24,206	22,097
Net cash provided by financing activities		9,499	7,475

Net increase in cash and cash equivalents		15,177	15,211
Cash and cash equivalents at beginning of period		7,742	9,966
Cash and cash equivalents at end of period		$22,919	$25,177

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$	---	$243
Cash paid during the period:
Interest		$735	$1,004
Income taxes		87	1,084
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2012 and 2011

(1)  Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2012 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three months ended September 30, 2012 and 2011 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2012, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2013.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing loan portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses (the “Allowance”) may be necessary, based on changes in economic conditions, asset quality or other factors.  In addition, various regulatory authorities, as an integral part of their examination process, periodically review the Allowance.  Such authorities may require the Company to recognize additions to the Allowance based on their judgments of information available to them at the time of their examination.

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

(4)  Securities

Securities at September 30, 2012 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government sponsored enterprises	$15,793	$699	$ ---	$16,492
State and political subdivisions	4,571	82	---	4,653
Mortgage-backed securities-residential	13,895	463	---	14,358
Mortgage-backed securities-multi-family	40,128	640	5	40,763
Asset-backed securities	20	---	1	19
Corporate debt securities	5,044	363	---	5,407
Total debt securities	79,451	2,247	6	81,692
Equity and other securities	67	65	---	132
Total securities available-for-sale	79,518	2,312	6	81,824
Securities held-to-maturity:
U.S. treasury securities	9,022	54	---	9,076
U.S. government sponsored enterprises	998	28	---	1,026
State and political subdivisions	60,254	788	13	61,029
Mortgage-backed securities-residential	44,745	2,326	1	47,070
Mortgage-backed securities-multi-family	23,592	1,231	3	24,820
Other securities	359	---	---	359
Total securities held-to-maturity	138,970	4,427	17	143,380
Total securities	218,488	6,739	23	225,204

Securities at June 30, 2012 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government sponsored enterprises	$16,816	$582	$ ---	$17,398
State and political subdivisions	4,783	116	---	4,899
Mortgage-backed securities-residential	18,625	482	1	19,106
Mortgage-backed securities-multi-family	40,077	604	18	40,663
Asset-backed securities	20	---	1	19
Corporate debt securities	5,053	263	---	5,316
Total debt securities	85,374	2,047	20	87,401
Equity and other securities	67	60	---	127
Total securities available-for-sale	85,441	2,107	20	87,528
Securities held-to-maturity:
U.S. treasury securities	11,029	61	---	11,090
U.S. government sponsored enterprises	998	31	---	1,029
State and political subdivisions	62,212	556	99	62,669
Mortgage-backed securities-residential	48,101	2,282	4	50,379
Mortgage-backed securities-multi-family	23,673	952	6	24,619
Other securities	376	---	---	376
Total securities held-to-maturity	146,389	3,882	109	150,162
Total securities	$231,830	$5,989	$129	$237,690

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Mortgage-backed securities-multifamily	$1,015	$5	$ ---	$ ---	$1,015	$5
Asset-backed securities	---	---	18	1	18	1
Total securities available-for-sale	1,015	5	18	1	1,033	6
Securities held-to-maturity:
State and political subdivisions	2,694	12	222	1	2,916	13
Mortgage-backed securities-residential	0	0	404	1	404	1
Mortgage-backed securities-multifamily	2,093	3	0	0	2,093	3
Total securities held-to-maturity	4,787	15	626	2	5,413	17
Total securities	$5,802	$20	$644	$3	$6,446	$23

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Mortgage-backed securities-residential	$340	$1	$ ---	$ ---	$340	$1
Mortgage-backed securities-multi-family	8,837	18	---	---	8,837	18
Asset-backed securities	---	---	19	1	19	1
Total securities available-for-sale	9,177	19	19	1	9,196	20
Securities held-to-maturity:
State and political subdivisions	10,696	99	---	---	10,696	99
Mortgage-backed securities-residential	527	4	---	---	527	4
Mortgage-backed securities-multi-family	4,189	6	---	---	4,189	6
Total securities held-to-maturity	15,412	109	---	---	15,412	109
Total securities	$24,589	$128	$19	$1	$24,608	$129

At September 30, 2012, there were 6 securities which have been in a continuous unrealized loss position for more than 12 months and 20 securities in a continuous unrealized loss position of less than 12 months.    When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the quarter ended September 30, 2012, there were no sales of securities and no gains or losses were recognized.  During the quarter ended September 30, 2011 the Company sold $759,000 of corporate debt securities within its available-for-sale portfolio at a gain of $11,000.   There was no other-than-temporary impairment loss recognized during the quarters ended September 30, 2012 and 2011.

The estimated fair values of debt securities at September 30, 2012, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)
Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$7,133	$7,184
After one year through five years	12,101	12,572
After five years through ten years	6,174	6,796
After ten years	---	---
Total available for sale debt securities	25,408	26,552
Mortgage-backed and asset-backed securities	54,043	55,140
Equity securities	67	132
Total available for sale securities	79,518	81,824

Held to maturity debt securities
Within one year	16,676	16,705
After one year through five years	25,321	25,583
After five years through ten years	20,194	20,705
After ten years	8,442	8,497
Total held to maturity debt securities	70,633	71,490
Mortgage-backed	68,337	71,890
Total held to maturity securities	138,970	143,380

Total securities	$218,488	$225,204

As of September 30, 2012, securities with an aggregate fair value of $171.3 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2012 or 2011.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the fiscal quarters ended September 30, 2012 or 2011.

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

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it generally establishes a specific valuation allowance or "loss reserve" in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans.  When The Bank of Greene County identifies problem loans as being impaired, it is required to evaluate whether the Bank will be able to collect all amounts due either through repayments or the liquidation of the underlying collateral.  If it is determined that impairment exists, the Bank is required either to establish a specific allowance for losses equal to the amount of impairment of the assets, or to charge-off such amount.  The Bank of Greene County's determination as to the classification of its loans and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

The Bank primarily has four segments within its loan portfolio that it considers when measuring credit quality: real estate loans, home equity, consumer installment and commercial loans.  The real estate portfolio consists of residential, nonresidential, and construction loan classes. The inherent risk within the loan portfolio varies depending upon each of these loan types.

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

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and nonresidential mortgage lending. Real estate lending is generally considered to be collateral-based, with loan amounts based on fixed loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Loan balances by internal credit quality indicator as of September 30, 2012 are shown below.
(in thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$193,483	$38	$550	$3,836	$197,907
Nonresidential mortgage	80,480	---	418	2,291	83,189
Residential construction & land	3,054	---	0	---	3,054
Commercial construction	999	---	370	1,070	2,439
Multi-family	4,216	---	775	736	5,727
Home equity	22,943	---	---	426	23,369
Consumer installment	4,196	4	---	21	4,221
Commercial loans	20,681	3	624	809	22,117
Total gross loans	$330,052	$45	$2,737	$9,189	$342,023

Loan balances by internal credit quality indicator as of June 30, 2012 are shown below.
(in thousands)	Performing	Watch		Special Mention	Substandard	Total
Residential mortgage	$188,446	$	---	$557	$4,375	$193,378
Nonresidential mortgage	77,761		---	588	2,445	80,794
Residential construction & land	2,156		---	---	---	2,156
Commercial construction	669		---	290	1,075	2,034
Multi-family	4,185		---	780	557	5,522
Home equity	22,708		---	---	100	22,808
Consumer installment	4,044		1	---	25	4,070
Commercial loans	20,045		39	762	842	21,688
Total gross loans	$320,014		$40	$2,977	$9,419	$332,450

The Company had no loans classified Doubtful or Loss at September 30, 2012 or June 30, 2012.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2012 and June 30, 2012.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.   Loans on nonaccrual status totaled $6.8 million at September 30, 2012 of which $3.8 million were in the process of foreclosure.  Included in nonaccrual loans, were $1.4 million of loans which were less than 90 days past due at September 30, 2012, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due, were $587,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of September 30, 2012:
(in thousands)	30-59 days past due		60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$	---	$2,522	$3,285	$5,807	$192,100	$197,907	$3,669
Nonresidential mortgage		124	421	1,720	2,265	80,924	83,189	1,844
Residential construction & land		---	---	---	---	3,054	3,054	---
Commercial construction		---	---	---	---	2,439	2,439	---
Multi-family		463	---	148	611	5,116	5,727	611
Home equity		446	---	99	545	22,824	23,369	386
Consumer installment		53	25	---	78	4,143	4,221	21
Commercial loans		3	842	234	1,079	21,038	22,117	237
Total gross loans		$1,089	$3,810	$5,486	$10,385	$331,638	$342,023	$6,768

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2012:
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$99	$1674	$3,850	$5,623	$187,755	$193,378	$4,206
Nonresidential mortgage	424	1,088	1,041	2,553	78,241	80,794	1,868
Residential construction & land	---	---	---	---	2,156	2,156	---
Commercial construction	---	---	---	---	2,034	2,034	---
Multi-family	---	---	431	431	5,091	5,522	431
Home equity	52	---	100	152	22,656	22,808	60
Consumer installment	76	4	24	104	3,966	4,070	25
Commercial loans	3	596	257	856	20,832	21,688	303
Total gross loans	$654	$3,362	$5,703	$9,719	$322,731	$332,450	$6,893

The Bank of Greene County had two accruing loans delinquent more than 90 days as of September 30, 2012 totaling $122,000 and had two accruing loans delinquent more than 90 days as of June 30, 2012 totaling $124,000.    The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2012	2011
Interest income that would have been recorded if loans had been performing in accordance with original terms	$344	$379
Interest income that was recorded on nonaccrual loans	54	67

Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  The Bank of Greene County considers residential mortgages, home equity loans, smaller commercial loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family and commercial loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually evaluated for impairment, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

The tables below detail additional information on impaired loans at the date or periods indicated:

	As of September 30, 2012				For the three months ended September 30, 2012
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$310	$310	$	---	$311	$10
Nonresidential mortgage	1,367	1,367		---	1,370	12
Commercial	125	125		---	125	---
Total loans with no related allowance	1,802	1,802		---	1,806	22
With an allowance recorded:
Residential mortgage	2,177	2,240		388	2,096	4
Nonresidential mortgage	989	989		292	867	6
Commercial construction	1,128	1,128		329	1,130	---
Multi-family	890	890		143	881	2
Home equity	386	386		72	386	---
Commercial loans	574	574		3	574	1
Total loans with related allowance	6,144	6,207		1,227	5,934	13
Total impaired loans:
Residential mortgage	2,487	2,550		388	2,407	14
Nonresidential mortgage	2,356	2,356		292	2,237	18
Commercial construction	1,128	1,128		329	1,130	---
Multi-family	890	890		143	881	2
Home equity	386	386		72	386	---
Commercial loans	699	699		3	699	1
Total impaired loans	$7,946	$8,009		$1,227	$7,740	$35

	As of June 30, 2012				For the three months ended September 30, 2011
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$213	$276	$	---	$213	$	---
Nonresidential mortgage	1,148	1,148		---	461		4
Multi-family	433	433		---	---		---
Total loans with no related allowance	1,794	1,857		---	674		4
With an allowance recorded:
Residential mortgage	200	200		10	46		1
Nonresidential mortgage	648	648		208	1,029		6
Commercial construction	1,075	1,075		365	---		---
Multi-family	428	428		155	434		6
Commercial loans	562	562		35	500		9
Total loans with related allowance	2,913	2,913		773	2,009		22
Total impaired loans:
Residential mortgage	413	476		10	259		1
Nonresidential mortgage	1,796	1,796		208	1,490		10
Commercial construction	1,075	1,075		365	---		---
Multi-family	861	861		155	434		6
Commercial loans	562	562		35	500		9
Total impaired loans	$4,707	$4,770		$773	$2,683		$26

The Company had no new modifcations that would be classified as troubled debt restructurings during the quarters ended September 30, 2012 and 2011.  There were no troubled debt restructurings modified within the last twelve month that subsequently defaulted.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.   For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated.

The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

(In thousands)	Balance June 30, 2012	Charge-offs	Recoveries	Provision	Balance September 30, 2012
Residential mortgage	$2,163	$39	$---	$226	$2,350
Nonresidential mortgage	2,076	--	---	28	2,104
Residential construction & land	19	---	---	24	43
Commercial construction	407	---	---	(43)	364
Multi-family	337	---	---	(44)	293
Home equity	187	---	---	182	369
Consumer installment	207	69	23	96	257
Commercial loans	645	---	---	39	684
Unallocated	136	---	---	(64)	72
Total	$6,177	$108	$23	$444	$6,536

	Allowance for Loan Loss	Loans Receivable
	Ending Balance September 30, 2012 Impairment Analysis		Ending Balance September 30, 2012 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$388	$1,962	$2,487	$195,420
Nonresidential mortgage	292	1,812	2,356	80,833
Residential construction & land	---	43	---	3,054
Commercial construction	329	35	1,128	1,311
Multi-family	143	150	890	4,837
Home equity	72	297	386	22,983
Consumer installment	---	257	---	4,221
Commercial loans	3	681	699	21,418
Unallocated	---	72	---	---
Total	$1,227	$5,309	$7,946	$334,077

(In thousands)	Balance June 30, 2011	Charge-offs	Recoveries	Provision	Balance September 30, 2011
Residential mortgage	$1,767	$24	$---	$316	$2,059
Nonresidential mortgage	1,859	33	---	94	1,920
Residential construction & land	27	---	---	1	28
Commercial construction	89	---	---	(35)	54
Multi-family	410	---	---	2	412
Home equity	186	---	---	35	221
Consumer installment	203	51	18	32	202
Commercial loans	528	---	---	29	557
Total	$5,069	$108	$18	$474	$5,453

	Allowance for Loan Loss		Loans Receivable
	Ending Balance June 30, 2012 Impairment Analysis		Ending Balance June 30, 2012 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$10	$2,153	$413	$192,965
Nonresidential mortgage	208	1,868	1,796	78,998
Residential construction & land	---	19	---	2,156
Commercial construction	365	42	1,075	959
Multi-family	155	182	861	4,661
Home equity	---	187	---	22,808
Consumer installment	---	207	---	4,070
Commercial loans	35	610	562	21,126
Unallocated	---	136	---	---
Total	$773	$5,404	$4,707	$327,743

(6)  Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2012 and June 30, 2012 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
	September	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$16,492	$---	$16,492	$---
State and political subdivisions	4,653	---	4,653	---
Mortgage-backed securities-residential	14,358	---	14,358	---
Mortgage-backed securities-multi-family	40,763	---	40,763	---
Asset-backed securities	19	19	---	---
Corporate debt securities	5,407	5,407	---	---
Equity securities	132	132	---	---
Securities available-for-sale	$81,824	$5,558	$76,266	$---

		Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$17,398	$---	$17,398	$---
State and political subdivisions	4,899	---	4,899	---
Mortgage-backed securities-residential	19,106	---	19,106	---
Mortgage-backed securities-multi-family	40,663	---	40,663	---
Asset-backed securities	19	19	---	---
Corporate debt securities	5,316	5,316	---	---
Equity securities	127	127	---	---
Securities available-for-sale	$87,528	$5,462	$82,066	$---

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount may not necessarily represent the actual fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

	Fair Value	Fair Value Measurements Using
(In thousands)		(Level 1)		(Level 2)		(Level 3)
September 30, 2012
Impaired loans	$4,917	$	---	$	---	$4,917

June 30, 2012
Impaired loans	$2,353	$	---	$	---	$2,353

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2012
Impaired Loans	$4,917	Appraisal of collateral	Appraisal adjustments	0-25%
			Liquidation expenses	10-15%
June 30, 2012
Impaired Loans	$2,353	Appraisal of collateral	Appraisal adjustments	0-25%
			Liquidation expenses	10-15%

At September 30, 2012, loans subject to nonrecurring fair value measurement had a recorded investment of $6.2 million with related allowances of $1.2 million, and consisted of eleven residential mortgage loans, four nonresidential mortgage loans, two multifamily loans and three commercial loans.  At June 30, 2012, loans subject to nonrecurring fair value measurement had a recorded investment of $3.1 million with related allowances of $773,000, and consisted of three residential mortgage loans, five nonresidential mortgage loans, one multifamily loan, one commercial construction loan and one commercial loan. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

The carrying amounts reported in the statements of financial condition for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank long term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.  The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2012 and June 30, 2012, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(in thousands)	September 30, 2012		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)		(Level 3)
Cash and cash equivalents	$22,919	$22,919	$22,919	$	---	$	---
Securities available-for-sale	81,824	81,824	5,558		76,266		---
Securities held-to-maturity	138,970	143,380	---		143,380		---
Federal Home Loan Bank stock	1,114	1,114	1,114		---		---
Net loans	336,012	352,443	---		---		352,443
Accrued interest receivable	2,836	2,836	2,836		---		---
Deposits	536,143	536,265	468,960		67,305		---
Federal Home Loan Bank borrowings	7,000	7,214	---		7,214		---
Accrued interest payable	87	87	87		---		---

(in thousands)	June 30, 2012		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)		(Level 3)
Cash and cash equivalents	$7,742	$7,742	$7,742	$	---	$	---
Securities available-for-sale	87,528	87,528	5,462		82,066		---
Securities held-to-maturity	146,389	150,162	---		150,162		---
Federal Home Loan Bank stock	1,744	1,744	1,744		---		---
Net loans	326,751	341,263	---		---		341,263
Accrued interest receivable	2,688	2,688	2,688		---		---
Deposits	511,937	512,154	439,892		72,262		---
Federal Home Loan Bank borrowings	21,000	21,264	---		21,264		---
Accrued interest payable	83	83	83		---		---

(7)  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the quarters ended September 30, 2012 and 2011.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
September 30, 2012	$1,764,000
Basic		4,183,932	$0.42
Effect of dilutive stock options		37,519	(0.00)
Diluted		4,221,451	$0.42

Three months ended
September 30, 2011	$1,509,000
Basic		4,145,828	$0.36
Effect of dilutive stock options		44,323	(0.00)
Diluted		4,190,151	$0.36

(8)  Dividends

On July 19, 2012, the Board of Directors declared a quarterly cash dividend of $0.175 per share of Greene County Bancorp, Inc.’s common stock.  The dividend, which reflected an annual cash dividend rate of $0.70 cents per share, was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of August 15, 2012, and was paid on September 1, 2012.  Historically, Greene County Bancorp, MHC has waived its right to receive dividends declared on its shares of the Company’s common stock, and Greene County Bancorp, MHC had waived the receipt of dividends for the quarter end June 30, 2012, subject to the non-objection of the Federal Reserve Board.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries, and the Greene County Bancorp, MHC did not obtain the non-objection of the Federal Reserve to waive the receipt of its dividend on the Company’s common stock for the June 30, 2012 quarter.  Accordingly, such dividend was paid to Greene County Bancorp, MHC on September 1, 2012.  Greene County Bancorp, MHC’s ability to waive dividends in future periods cannot be reasonably determined at this time.

(9)  Impact of Recent Accounting Pronouncements

There were no recent accounting pronouncements which may impact the Company’s consolidated financial statements issued during the quarter ended September 30, 2012.

(10)  Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,
(in thousands)	2012	2011
Interest cost	$44	$54
Expected return on plan assets	(50)	(56)
Amortization of net loss	19	9
Net periodic pension cost	$13	$7

The Company made a contribution to the defined benefit pension plan during the quarter ended September 30, 2012 in the amount of $1.5 million.  The Company does not anticipate that it will make any additional contributions during fiscal 2013.

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

The net periodic pension costs related to the SERP Plan for the three months ended September 30, 2012 and 2011 were $22,000 and $13,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $471,000 and $369,000 as of September 30, 2012 and June 30, 2012, respectively.

(11)  Stock-Based Compensation

At September 30, 2012, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2012.

The Company recognized $19,000 in compensation costs and related income tax benefit of $2,000 related to the 2008 Option Plan for the quarter ended September 30, 2011.  At September 30, 2012 and 2011, all granted shares were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plans for the three months ended September 30, 2012 and 2011 is as follows:

	2012		2011
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	103,700	$12.50	144,834	$12.50
Exercised	2,000	---	---	---
Outstanding at period end	101,700	$12.50	144,834	$12.50
Exercisable at period end	101,700	$12.50	144,834	$12.50

The following table presents stock options outstanding and exercisable at September 30, 2012:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	101,700	6.00	$12.50

The total intrinsic value of the options exercised during the three months ended September 30, 2012 was approximately $12,000.  There were no options exercised during the three months ended September 30, 2011. There were no stock options granted during the three months ended September 30, 2012 or 2011.  All outstanding options were fully vested at September 30, 2012 or 2011.

Phantom Stock Option Plan and Long-term Incentive Plan

On July 12, 2011, Greene County Bancorp, Inc. (the “Company”) entered into the Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”), effective as of July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 900,000 phantom stock options will be available for awards under the Plan.  A phantom stock option represents the right to receive a cash payment on the date the award vests in the participant equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income.  During the three months ended September 30, 2012 and 2011, phantom stock options totaling 243,473 and 235,350, respectively, were awarded under the plan.  The Company recognized $106,800 and $67,800 in compensation costs related to the phantom stock option plan during the three months ended September 30, 2012 and 2011, respectively.

(12)  Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of September 30, 2012 and June 30, 2012 are presented in the following table:

(in thousands)
Accumulated other comprehensive income	September 30, 2012	June 30, 2012
Unrealized gains on available-for-sale securities, net of tax	$1,413	$1,280
Unrealized loss on securities transferred to held-to-maturity, net of tax	(28)	(35)
Net losses and past service liability for defined benefit plan, net of tax	(1,064)	(1,072)
Accumulated other comprehensive income	$321	$173

(13)  Subsequent events

On October 16, 2012, the Board of Directors declared a cash dividend for the quarter ended September 30, 2012 of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2012, and will be paid on November 30, 2012.  Historically, Greene County Bancorp, MHC has waived its right to receive dividends declared on its shares of the Company’s common stock, and Greene County Bancorp, MHC has waived the receipt of dividends for the quarter end September 30, 2012, subject to the non-objection of the Federal Reserve Board.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries, and the Board of Directors does not expect that Greene County Bancorp, MHC will obtain the non-objection of the Federal Reserve Board to waive the receipt of its dividends on the Company’s common stock for the September 30, 2012 quarter.  Accordingly, it is expected that the dividend for the September 30, 2012 quarter will be paid to Greene County Bancorp, MHC. The MHC intends to hold a special meeting of members to vote on a proposal to approve the waiver of future dividends paid by the Company. However, this meeting is not expected to occur in time for the MHC to waive its receipt of the dividend payable for the September 30, 2012 quarter.

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

Special Note Regarding Forward-Looking Statements

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

Comparison of Financial Condition as of September 30, 2012 and June 30, 2012

ASSETS

Total assets of the Company were $600.9 million at September 30, 2012 as compared to $590.7 million at June 30, 2012, an increase of $10.2 million, or 1.7%.  Securities available for sale and held to maturity amounted to $220.8 million, or 36.7% of assets, at September 30, 2012 as compared to $233.9 million, or 39.6% of assets, at June 30, 2012, a decrease of $13.1 million or 5.6%.   Net loans grew by $9.2 million or 2.8% to $336.0 million at September 30, 2012 as compared to $326.8 million at June 30, 2012.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $22.9 million at September 30, 2012 as compared to $7.7 million at June 30, 2012, an increase of $15.2 million.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.  Historically, we have experienced incrased levels of cash at September 30 due to the collection of local school taxes.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, decreased $13.1 million, or 5.6%, to $220.8 million at September 30, 2012 as compared to $233.9 million at June 30, 2012.  Securities purchases totaled $3.5 million during the quarter ended September 30, 2012 and consisted of $2.4 million of state and political subdivision securities, and $1.1 million of mortgage-backed securities. Principal pay-downs and maturities amounted to $16.6 million, of which $9.0 million were mortgage-backed securities, $4.6 million were state and political subdivision securities, $2.0 million were U.S. Treasury securities, and $1.0 million were U.S. government agency securities. Greene County Bancorp, Inc. holds 29.4% of the securities portfolio at September 30, 2012 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
(Dollars in thousands)	September 30, 2012		June 30, 2012
	Balance	Percentage of portfolio	Balance	Percentage of portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	16,492	7.5%	$17,398	7.4%
State and political subdivisions	4,653	2.1	4,899	2.1
Mortgage-backed securities-residential	14,358	6.5	19,106	8.2
Mortgage-backed securities-multifamily	40,763	18.5	40,663	17.4
Asset-backed securities	19	0.0	19	0.0
Corporate debt securities	5,407	2.4	5,316	2.3
Total debt securities	81,692	37.0	87,401	37.4
Equity securities and other	132	0.1	127	0.1
Total securities available-for-sale	81,824	37.1	87,528	37.5
Securities held-to-maturity:
U.S. treasury securities	9,022	4.1	11,029	4.7
U.S. government sponsored enterprises	998	0.4	998	0.4
State and political subdivisions	60,254	27.3	62,212	26.6
Mortgage-backed securities-residential	44,745	20.2	48,101	20.5
Mortgage-backed securities-multifamily	23,592	10.7	23,673	10.1
Other securities	359	0.2	376	0.2
Total securities held-to-maturity	138,970	62.9	146,389	62.5
Total securities	$220,794	100.0%	$233,917	100.0%

LOANS

Net loans receivable increased to $336.0 million at September 30, 2012 from $326.8 million at June 30, 2012, an increase of $9.2 million, or 2.8%.  The loan growth experienced during the quarter primarily consisted of $2.4 million in nonresidential real estate loans, $4.5 million in residential mortgage loans, $561,000 in home equity loans, $1.3 million in construction loans, $205,000 in multi-family mortgage loans and $580,000 in non-mortgage loans, and was partially offset by a $359,000 increase in the allowance for loan loss.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

	September 30, 2012		June 30, 2012
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Real estate mortgages:
Residential	$197,907	57.9%	$193,378	58.2%
Nonresidential	83,189	24.3	80,794	24.3
Construction and land	5,493	1.6	4,190	1.2
Multi-family	5,727	1.7	5,522	1.7
Total real estate mortgages	292,316	85.5	283,884	85.4
Home equity loans	23,369	6.8	22,808	6.9
Consumer installment	4,221	1.2	4,070	1.2
Commercial loans	22,117	6.5	21,688	6.5
Total gross loans	342,023	100.0%	332,450	100.0%
Deferred fees and costs	525		478
Allowance for loan losses	(6,536)		(6,177)
Total net loans	$336,012		$326,751

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

Analysis of allowance for loan losses activity

(Dollars in thousands)	Three months ended
	September 30, 2012	September 30, 2011

Balance at the beginning of the period	$6,177	$5,069
Charge-offs:
Residential real estate mortgages	39	24
Nonresidential mortgage	---	33
Consumer installment	69	51
Commercial loans	---	---
Total loans charged off	108	108

Recoveries:
Consumer installment	23	18
Commercial loans	---	---
Total recoveries	23	18

Net charge-offs	85	90

Provisions charged to operations	444	474
Balance at the end of the period	$6,536	$5,453

Ratio of annualized net charge-offs to average loans outstanding	0.10%	0.12%
Ratio of annualized net charge-offs to nonperforming assets	4.80%	4.79%
Allowance for loan losses to nonperforming loans	94.86%	75.05%
Allowance for loan losses to total loans receivable	1.91%	1.75%

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

Analysis of Nonaccrual Loans and Nonperforming Assets

	At September 30, 2012	At June 30, 2012
(Dollars In thousands)
Nonaccrual loans:
Real estate mortgages:
Residential	$3,669	$4,206
Nonresidential	1,844	1,868
Construction and land	---	---
Multifamily	611	431
Home equity loans	386	60
Consumer installment loans	21	25
Commercial loans	237	303
Total nonaccrual loans	6,768	6,893
Accruing loans delinquent 90 days or more
Residential	83	83
Home Equity	39	41
Total accruing loans delinquent 90 days or more	122	124
Foreclosed real estate:
Residential	---	60
Nonresidential	200	200
Foreclosed real estate	200	260
Total nonperforming assets	$7,090	$7,277

Total nonperforming assets as a percentage of total assets	1.18%	1.23%
Total nonperforming loans to net loans	2.05%	2.15%

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2012	2011
Interest income that would have been recorded if loans had been performing in accordance with original terms	$344	$379
Interest income that was recorded on nonaccrual loans	54	67

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:
(In thousands)	September 30, 2012	June 30, 2012
Balance of impaired loans, with a valuation allowance	$6,144	$2,913
Allowances relating to impaired loans included in allowance for loan losses	1,227	773
Balance of impaired loans, without a valuation allowance	1,802	1,794
Average balance of impaired loans for the quarter ended	7,740	3,282
Interest income recorded on impaired loans during the quarter ended	35	178

Nonperforming assets amounted to $7.1 million at September 30, 2012 and $7.3 million as of June 30, 2012, a decrease of approximately $187,000 or 2.6%, and total impaired loans amounted to $7.9 million at September 30, 2012 compared to $4.7 million at June 30, 2012, an increase of $3.2 million or 68.1%.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   Loans on nonaccrual status totaled $6.8 million at September 30, 2012 of which $3.8 million were in the process of foreclosure.  Included in nonaccrual loans, $1.4 million were less than 90 days past due at September 30, 2012, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due, were $587,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

DEPOSITS

Total deposits increased to $536.1 million at September 30, 2012 from $511.9 million at June 30, 2012, an increase of $24.2 million, or 4.7%.  This increase was primarily the result of an increase of $32.6 million in balances at the Greene County Commercial Bank due primarily to the annual collection of taxes by several local school districts.  Interest bearing checking accounts (NOW accounts) increased $20.6 million, or 11.5%, to $199.6 million at September 30, 2012 as compared to $179.0 million at June 30, 2012.  Money market deposits increased $13.6 million between June 30, 2012 and September 30, 2012.   Partially offsetting these increases were a decreases in noninterest bearing deposits of $3.8 million from $52.8 million at June 30, 2012 to $49.0 million at September 30, 2012, and in certificates of deposit of $4.8 million from $72.0 million at June 30, 2012 to $67.2 million at September 30, 2012.

(Dollars in thousands)
	At September 30, 2012	Percentage of Portfolio	At June 30, 2012	Percentage of Portfolio

Noninterest bearing deposits	$48,993	9.1%	$52,783	10.3%
Certificates of deposit	67,183	12.5	72,045	14.1
Savings deposits	131,556	24.6	132,822	25.9
Money market deposits	88,815	16.6	75,265	14.7
NOW deposits	199,596	37.2	179,022	35.0
Total deposits	$536,143	100.0%	$511,937	100.0%

BORROWINGS

At September 30, 2012, The Bank of Greene County had pledged approximately $166.9 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $136.9 million at September 30, 2012, of which $7.0 million in term borrowings were outstanding at September 30, 2012.  There were no overnight borrowings outstanding at September 30, 2012.   Interest rates on overnight borrowings are determined at the time of borrowing.  Term borrowings consisted of $2.0 million of fixed rate, fixed term advances with a weighted average rate of 3.86% and a weighted average maturity of 9 months.  The remaining $5.0 million of borrowing, which carried a 3.64% interest rate and a maturity of 12 months at September 30, 2012, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2012, approximately $5.4 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at September 30, 2012.

The Bank of Greene County has established an unsecured line of credit with Atlantic Central Bankers Bank for $6.0 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At September 30, 2012 and 2011 there were no balances outstanding with Atlantic Central Bankers Bank, and there was no activity during the quarters ended September 30, 2012 and 2011.

Scheduled maturities of term borrowings at September 30, 2012 were as follows:
(In thousands)
Fiscal year end
2013	1,000
2014	6,000
$7,000

EQUITY

Shareholders’ equity increased to $53.9 million at September 30, 2012 from $52.7 million at June 30, 2012, as net income of $1.8 million was partially offset by dividends declared and paid of $732,000. Additionally, shareholders’ equity increased $148,000 as a result of an increase in other comprehensive income.  Other changes in equity, totaling a $25,000 increase, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2012 and 2011.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

(Dollars in thousands)	2012	2012	2012	2011	2011	2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$337,304	$4,578	5.43%	$308,630	$4,468	5.79%
Securities2	227,372	1,535	2.70	211,277	1,721	3.26
Interest bearing bank balances
and Federal funds	1,721	4	0.93	2,925	1	0.14
FHLB stock	1,476	14	3.79	1,760	15	3.41
Total interest earning assets	567,873	6,131	4.32%	524,592	6,205	4.73%
Cash and due from banks	7,513			7,468
Allowance for loan losses	(6,257)			(5,137)
Other non-interest earning assets	18,065			19,348
Total assets	$587,194			$546,271

Interest bearing liabilities:
Savings and money market deposits	$214,359	$274	0.51%	$190,369	$294	0.62%
NOW deposits	181,191	239	0.53	144,792	222	0.61
Certificates of deposit	69,677	151	0.87	87,685	371	1.69
Borrowings	15,043	75	1.99	22,834	119	2.08
Total interest bearing liabilities	480,270	739	0.62%	445,680	1,006	0.90%
Non-interest bearing deposits	49,685			48,360
Other non-interest bearing liabilities	4,121			3,587
Shareholders’ equity	53,118			48,644
Total liabilities and equity	$587,194			$546,271

Net interest income		$5,392			$5,199

Net interest rate spread			3.70%			3.83%

Net Earning Assets	$87,603			$78,912

Net interest margin			3.80%			3.96%

Average interest earning assets to
average interest bearing liabilities			118.24%			117.71%

__________________________________________________
1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

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

	Three Months Ended September 30,
(In thousands)	2012 versus 2011

	Increase/(Decrease)		Total
	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)
Loans receivable, net1	$399	$(289)	$110
Securities2	125	(311)	(186)
Interest-bearing bank balances and Federal funds	(1)	4	3
FHLB stock	(3)	2	(1)
Total interest earning assets	520	(594)	(74)

Interest-bearing liabilities:
Savings and money market deposits	35	(55)	(20)
NOW deposits	49	(32)	17
Certificates of deposit	(65)	(155)	(220)
Borrowings	(39)	(5)	(44)
Total interest bearing liabilities	(20)	(247)	(267)
Net interest income	$540	$(347)	$193

_________________________________________
1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities,  and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.20% for the quarter ended September 30, 2012 as compared to 1.10% for the quarter ended September 30, 2011.  Annualized return on average equity increased to 13.28% for the quarter ended September 30, 2012 as compared to 12.41% for the quarter ended September 30, 2011.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income and noninterest income, partially offset by higher noninterest expense. Net income amounted to $1.8 million for the quarter ended September 30, 2012 as compared to $1.5 million for the prior year period, an increase of $255,000 or 16.9%.  Average assets increased $40.9 million, or 7.5% to $587.2 million for the quarter ended September 30, 2012 as compared to $546.3 million for the quarter ended September 30, 2011.  Average equity increased $4.5 million, or 9.3%, to $53.1 million for the quarter ended September 30, 2012 as compared to $48.6 million for the quarter ended September 30, 2011.

INTEREST INCOME

Interest income amounted to $6.1 million for the quarter ended September 30, 2012 as compared to $6.2 million for the quarter ended September 30, 2011, a decrease of $74,000 or 1.2%.  The decline in yields on securities and loans had the greatest impact on interest income when comparing the quarters ended September 30, 2012 and 2011, which was offset by increases in average loan and securities balances. Average loan balances increased $28.7 million while the yield on loans decreased 36 basis points when comparing the quarters ended September 30, 2012 and 2011.   Average securities increased $16.1 million when comparing the quarters ended September 30, 2012 and 2011. The yield on such securities decreased 56 basis points during this same period.

INTEREST EXPENSE

Interest expense amounted to $739,000 for the quarter ended September 30, 2012 as compared to $1.0 million for the quarter ended September 30, 2011, a decrease of $267,000 or 26.5%.  Decreases in rates on interest-bearing liabilities contributed to the decrease in overall interest expense.  As illustrated in the rate/volume table, interest expense was reduced $247,000 due to a 28 basis point decrease in the average rate on interest-bearing liabilities. The average rate paid on NOW deposits decreased 8 basis points when comparing the quarters ended September 30, 2012 and 2011, and the average balance of such accounts grew by $36.4 million. The average balance of savings and money market deposits increased by $24.0 million and the rate paid decreased by 11 basis points when comparing the quarters ended September 30, 2012 and 2011. The average balance of certificates of deposit decreased by $18.0 million, and the average rate paid decreased by 82 basis points when comparing the quarters ended September 30, 2012 and 2011.    The average balance on borrowings decreased $7.8 million and the rate decreased 9 basis points when comparing the quarters ended September 30, 2012 and 2011.

NET INTEREST INCOME

Net interest income increased $193,000 to $5.4 million for the quarter ended September 30, 2012 from $5.2 million for the quarter ended September 30, 2011.  Net interest spread decreased 13 basis points to 3.70% as compared to 3.83% when comparing the quarters ended September 30, 2012 and 2011, respectively.  Net interest margin decreased 16 basis points to 3.80% for the quarter ended September 30, 2012 as compared to 3.96% for the quarter ended September 30, 2011.  The increase in average loan balances, partially offset by the narrowing of the net interest spread and margin, led to an increase in net interest income when comparing the quarters ended September 30, 2012 and 2011.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  During the quarters ended September 30, 2012 and 2011, the Company increased the level of allowance for loan losses due to a continued high level of nonperforming assets resulting from a decline in the overall economy, and an increase in local unemployment. Also, during the quarter ended September 30, 2011, the Company increased its provision for loan losses as a result of flood damage caused by Hurricane Irene within several of the communities within its market area.  As a result, the provision for loan losses amounted to $444,000 and $474,000 for the quarters ended September 30, 2012 and 2011, respectively. The level of allowance for loan losses to total loans receivable has increased to 1.91% as of September 30, 2012 as compared to 1.86% as of June 30, 2012.  Nonperforming loans amounted to $6.9 million and $7.0 million at September 30, 2012 and June 30, 2012, respectively.  Net charge-offs amounted to $85,000 and $90,000 for the quarters ended September 30, 2012 and 2011, respectively, a decrease of $5,000.   At September 30, 2012, nonperforming assets were 1.18% of total assets and nonperforming loans were 2.05% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $65,000, or 5.4%, to $1.3 million for the quarter ended September 30, 2012 as compared to $1.2 million for the quarter ended September 30, 2011, primarily due to an increase in service charges on deposit resulting from continued growth in the number of deposit accounts.

NONINTEREST EXPENSE

Noninterest expense was flat when comparing the quarters ended September 30, 2012 and 2011 at $3.7 million for both periods.  However, salaries and employee benefits increased $66,000, advertising increased $53,000, and service and data processing fees increased $26,000. These increases were offset by decreases of $25,000 in legal and professional fees, $15,000 in FDIC insurance premiums, and $92,000 in other expenses.  Included in the decreases in other expenses were a decrease of $54,000 in debit card expenses and $41,000 in foreclosed real estate expense.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 30.9% for the quarter ended September 30, 2012, compared to 33.8% for the quarter ended September 30, 2011.   The decrease in the effective tax rate is related to benefits derived from tax reduction strategies implemented between the periods reported.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $14.6 million at September 30, 2012.  The unused portion of overdraft lines of credit amounted to $727,000, the unused portion of home equity lines of credit amounted to $7.7 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $10.1 million at September 30, 2012.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2012 and June 30, 2011.  Consolidated shareholders’ equity represented 9.0% of total assets at September 30, 2012 and 8.9% of total assets of June 30, 2012.

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

       Item 1A.   Risk Factors
                    Not applicable to smaller reporting companies.

       Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable
b)	Not applicable
c)	Not applicable

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
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Busiess Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  November 9, 2012

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 9, 2012

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

Date: November 9, 2012                                                                           _/s/ Donald E. Gibson
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

Date: November 9, 2012                                                                           /s/ Michelle M. Plummer
          Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2012 and that to the best of his knowledge:

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

Date: November 9, 2012                                                                           _/s/ Donald E. Gibson
            Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2012 and that to the best of her knowledge:

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

Date: November 9, 2012                                                                           /s/ Michelle M. Plummer
          Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer