Form 10-Q
period 2012-12-31
GREENE COUNTY BANCORP INC
filed 2013-02-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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
Yes:       X            No: _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes: _______    No:     X

As of February 12, 2013, the registrant had 4,185,671 shares of common stock outstanding at $ 0.10 par value per share.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

	Signatures	43

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
   Exhibit 101 Extensible Business Reporting Language (XBRL)
		44 45 46 47

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2012 and June 30, 2012
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2012	June 30, 2012
Cash and due from banks	$9,709	$7,519
Federal funds sold	721	223
Total cash and cash equivalents	10,430	7,742

Long term certificate of deposit	250	-
Securities available for sale, at fair value	77,987	87,528
Securities held to maturity, at amortized cost	167,449	146,389
Federal Home Loan Bank stock, at cost	1,713	1,744

Loans	353,712	332,450
Allowance for loan losses	(6,764)	(6,177)
Unearned origination fees and costs, net	599	478
Net loans receivable	347,547	326,751

Premises and equipment	14,605	14,899
Accrued interest receivable	2,747	2,688
Foreclosed real estate	140	260
Prepaid expenses and other assets	1,680	2,655
Total assets	$624,548	$590,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$54,298	$52,783
Interest bearing deposits	491,392	459,154
Total deposits	545,690	511,937

Borrowings from FHLB, short-term	14,300	14,000
Borrowings from FHLB, long-term	6,000	7,000
Accrued expenses and other liabilities	3,931	5,055
Total liabilities	569,921	537,992

Shareholders’ equity:
Preferred stock,
Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares
Issued - 4,305,670 shares
Outstanding - 4,185,671 shares at December 31, 2012
and 4,182,671 shares at June 30, 2012;	431	431
Additional paid-in capital	11,134	11,119
Retained earnings	43,833	41,869
Accumulated other comprehensive income	134	173
Treasury stock, at cost 119,999 shares at December 31, 2012
and 122,999 shares at June 30, 2012	(905)	(928)
Total shareholders’ equity	54,627	52,664
Total liabilities and shareholders’ equity	$624,548	$590,656
See notes to consolidated financial statements.

          Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2012 and 2011
(Unaudited)
(In thousands, except share and per share amounts)
	2012	2011
Interest income:
Loans	$9,168	$8,943
Investment securities - taxable	371	470
Mortgage-backed securities	1,841	2,310
Investment securities - tax exempt	836	626
Interest bearing deposits and federal funds sold	22	14
Total interest income	12,238	12,363

Interest expense:
Interest on deposits	1,337	1,714
Interest on borrowings	139	227
Total interest expense	1,476	1,941

Net interest income	10,762	10,422
Provision for loan losses	985	896
Net interest income after provision for loan losses	9,777	9,526

Noninterest income:
Service charges on deposit accounts	1,385	1,255
Debit card fees	671	688
Investment services	169	137
E-commerce fees	50	55
Net gain on sale of available-for-sale securities	10	11
Other operating income	290	276
Total noninterest income	2,575	2,422

Noninterest expense:
Salaries and employee benefits	4,073	3,944
Occupancy expense	593	613
Equipment and furniture expense	283	332
Service and data processing fees	809	770
Computer software, supplies and support	183	162
Advertising and promotion	173	145
FDIC insurance premiums	158	152
Legal and professional fees	341	409
Other	806	899
Total noninterest expense	7,419	7,426

Income before provision for income taxes	4,933	4,522
Provision for income taxes	1,500	1,518
Net income	$3,433	$3,004

Basic EPS	$0.82	$0.72
Basic average shares outstanding	4,184,747	4,146,965
Diluted EPS	$0.81	$0.72
Diluted average shares outstanding	4,223,329	4,190,187
Dividends per share	$0.35	$0.35
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2012 and 2011
(Unaudited)
(In thousands, except share and per share amounts)
	2012	2011
Interest income:
Loans	$4,590	$4,475
Investment securities - taxable	185	225
Mortgage-backed securities	894	1,124
Investment securities - tax exempt	420	321
Interest bearing deposits and federal funds sold	18	13
Total interest income	6,107	6,158

Interest expense:
Interest on deposits	673	827
Interest on borrowings	64	108
Total interest expense	737	935

Net interest income	5,370	5,223
Provision for loan losses	541	422
Net interest income after provision for loan losses	4,829	4,801

Noninterest income:
Service charges on deposit accounts	693	639
Debit card fees	344	350
Investment services	79	62
E-commerce fees	22	25
Net gain on sale of available-for-sale securities	10	--
Other operating income	148	132
Total noninterest income	1,296	1,208

Noninterest expense:
Salaries and employee benefits	2,000	1,937
Occupancy expense	291	295
Equipment and furniture expense	132	187
Service and data processing fees	412	399
Computer software, supplies and support	90	81
Advertising and promotion	84	109
FDIC insurance premiums	83	62
Legal and professional fees	184	227
Other	470	471
Total noninterest expense	3,746	3,768

Income before provision for income taxes	2,379	2,241
Provision for income taxes	710	746
Net income	$1,669	$1,495

Basic EPS	$0.40	$0.36
Basic average shares outstanding	4,185,562	4,148,102
Diluted EPS	$0.39	$0.36
Diluted average shares outstanding	4,225,746	4,190,211
Dividends per share	$0.175	$0.175
See notes to consolidated financial statements.

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2012 and 2011
(Unaudited)
(In thousands)
	2012	2011
Net income	$3,433	$3,004

Other comprehensive (loss) income:
Securities:
Unrealized holding (losses) gainson available for sale securities, arising during the six months ended December 31, 2012 and 2011,
net of income taxes of ($37) and $55, respectively.	(60)	87

Reclassification adjustment for gain on sale of available-for-sale securities
realized in net income, net of income taxes of ($4) and ($4), respectively	(6)	(7)

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $8 and $12, respectively	12	19

Pension, actuarial gain, net of income tax of $9 and $5	15	8

Other comprehensive (loss) income	(39)	107

Comprehensive income	$3,394	$3,111

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2012 and 2011
(Unaudited)
(In thousands)
	2012	2011
Net income	$1,669	$1,495

Other comprehensive loss:
Securities:
Unrealized holding losses on available for sale securities, arising during the three months ended December 31, 2012 and 2011,
net of income taxes of ($122) and ($81), respectively.	(194)	(128)

Reclassification adjustment for gain on sale of available-for-sale securities
realized in net income, net of income taxes of ($4) and $--, respectively	(6)	-

Accretion of unrealized loss on securities transferred to held-to-maturity,
net of income taxes of $4 and $7, respectively	6	9

Pension, actuarial gain, net of income tax of $5 and $3	7	4

Other comprehensive loss	(187)	(115)

Comprehensive income	$1,482	$1,380

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2012 and 2011
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid – In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance at
June 30, 2011	$431	$11,001	$37,336	$519	($1,206)	$48,081

Options exercised		22			33	55

Stock options compensation		19				19

Dividends declared			(645)			(645)

Net income			3,004			3,004

Total other comprehensive income, net of taxes				107		107
Balance at
December 31, 2011	$431	$11,042	$39,695	$626	($1,173)	$50,621
Balance at
June 30, 2012	$431	$11,119	$41,869	$173	($928)	$52,664

Options exercised		15			23	38

Dividends declared			(1,469)			(1,469)

Net income			3,433			3,433

Total other comprehensive loss, net of taxes				(39)		(39)
Balance at
December 31, 2012	$431	$11,134	$43,833	$134	($905)	$54,627

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2012 and 2011
(Unaudited)
(In thousands)	2012	2011
Cash flows from operating activities:
Net Income	$3,433	$3,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	381	416
Deferred income tax benefit	(879)	-
Net amortization of premiums and discounts	668	520
Net amortization of deferred loan costs and fees	131	131
Provision for loan losses	985	896
Stock option compensation	-	19
Net gain on sale of available-for-sale securities	(10)	(11)
Loss on sale of foreclosed real estate	27	132
Net increase (decrease) in accrued income taxes	1,985	(758)
Net (increase) decrease in accrued interest receivable	(59)	2
Net decrease in prepaid and other assets	256	160
Net decrease in other liabilities	(1,462)	(293)
Net cash provided by operating activities	5,456	4,218

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	4,010	6,440
Proceeds from sale of securities	10	770
Purchases of securities	(6,208)	(4,097)
Principal payments on securities	11,273	9,699
Securities held-to-maturity:
Proceeds from maturities	13,552	8,887
Purchases of securities	(46,736)	(18,725)
Principal payments on securities	11,834	4,990
Net redemption of Federal Home Loan Bank Stock	31	643
Purchase of long term certificate of deposit	(250)	-
Net increase in loans receivable	(22,052)	(12,258)
Proceeds from sale of foreclosed real estate	233	393
Purchases of premises and equipment	(87)	(53)
Net cash used by investing activities	(34,390)	(3,311)

Cash flows from financing activities:
Net increase (decrease) in short-term FHLB advances	300	(14,300)
Paydown of long-term FHLB advances	(1,000)	-
Payment of cash dividends	(1,469)	(645)
Proceeds from stock options exercised	38	55
Net increase in deposits	33,753	24,072
Net cash provided by financing activities	31,622	9,182
Net increase in cash and cash equivalents	2,688	10,089
Cash and cash equivalents at beginning of period	7,742	9,966
Cash and cash equivalents at end of period	$10,430	$20,055

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$140	$443
Cash paid during the period:
Interest	$1,469	$1,934
Income taxes	$394	$2,276
See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three and Six Months Ended December 31, 2012 and 2011

(1)  Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2012 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three and six months ended December 31, 2012 and 2011 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2012, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2013.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)  Securities

Securities at December 31, 2012 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government sponsored enterprises	$14,771	$446	$74	$15,143
State and political subdivisions	3,770	56	-	3,826
Mortgage-backed securities-residential	10,070	360	-	10,430
Mortgage-backed securities-multi-family	43,268	671	1	43,938
Asset-backed securities	19	-	1	18
Corporate debt securities	4,042	452	-	4,494
Total debt securities	75,940	1,985	76	77,849
Equity and other securities	67	71	-	138
Total securities available-for-sale	76,007	2,056	76	77,987
Securities held-to-maturity:
U.S. treasury securities	7,014	40	-	7,054
U.S. government sponsored enterprises	2,999	25	5	3,019
State and political subdivisions	64,521	725	62	65,184
Mortgage-backed securities-residential	36,318	2,138	--	38,456
Mortgage-backed securities-multi-family	55,637	1,493	129	57,001
Other securities	960	1	2	959
Total securities held-to-maturity	167,449	4,422	198	171,673
Total securities	$243,456	$6,478	$274	$249,660

Securities at June 30, 2012 consisted of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government sponsored enterprises	$16,816	$582	$-	$17,398
State and political subdivisions	4,783	116	-	4,899
Mortgage-backed securities-residential	18,625	482	1	19,106
Mortgage-backed securities-multi-family	40,077	604	18	40,663
Asset-backed securities	20	-	1	19
Corporate debt securities	5,053	263	-	5,316
Total debt securities	85,374	2,047	20	87,401
Equity and other securities	67	60	-	127
Total securities available-for-sale	85,441	2,107	20	87,528
Securities held-to-maturity:
U.S. treasury securities	11,029	61	-	11,090
U.S. government sponsored enterprises	998	31	-	1,029
State and political subdivisions	62,212	556	99	62,669
Mortgage-backed securities-residential	48,101	2,282	4	50,379
Mortgage-backed securities-multi-family	23,673	952	6	24,619
Other securities	376	-	-	376
Total securities held-to-maturity	146,389	3,882	109	150,162
Total securities	$231,830	$5,989	$129	$237,690

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
U.S. government sponsored enterprises	$2,000	$74	$-	$-	$2,000	$74
Mortgage-backed securities-multifamily	1,071	1	-	-	1,071	1
Asset-backed securities	-	-	17	1	17	1
Total securities available-for-sale	3,071	75	17	1	3,088	76
Securities held-to-maturity:
U.S. government sponsored enterprises	1,995	5	-	-	1,995	5
State and political subdivisions	8,339	60	442	2	8,781	62
Mortgage-backed securities-multifamily	10,332	129	-	-	10,332	129
Other securities	291	2	-	-	291	2
Total securities held-to-maturity	20,957	196	442	2	21,399	198
Total securities	$24,028	$271	$459	$3	$24,487	$274

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Mortgage-backed securities-residential	$340	$1	$-	$-	$340	$1
Mortgage-backed securities-multi-family	8,837	18	-	-	8,837	18
Asset-backed securities	-	-	19	1	19	1
Total securities available-for-sale	9,177	19	19	1	9,196	20
Securities held-to-maturity:
State and political subdivisions	10,696	99	-	-	10,696	99
Mortgage-backed securities-residential	527	4	-	-	527	4
Mortgage-backed securities-multi-family	4,189	6	-	-	4,189	6
Total securities held-to-maturity	15,412	109	-	-	15,412	109
Total securities	$24,589	$128	$19	$1	$24,608	$129

At December 31, 2012, there were 7 securities which have been in a continuous unrealized loss position for more than 12 months and 38 securities in a continuous unrealized loss position of less than 12 months.    When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the three and six months ended December 31, 2012, a gain on sale of $10,000 was recognized on a security that was previously written off as an other-than-temporary impairment.  During the six months ended December 31, 2011 the Company sold $759,000 of corporate debt securities within its available-for-sale portfolio at a gain of $11,000.   There was no other-than-temporary impairment loss recognized during the three and six months ended December 31, 2012 and 2011.

The estimated fair values of debt securities at December 31, 2012, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)
Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$5,245	$5,281
After one year through five years	12,169	12,772
After five years through ten years	5,169	5,410
After ten years	-	-
Total available for sale debt securities	22,583	23,463
Mortgage-backed and asset-backed securities	53,357	54,386
Equity securities	67	138
Total available for sale securities	76,007	77,987

Held to maturity debt securities
Within one year	17,627	17,678
After one year through five years	22,691	22,860
After five years through ten years	24,714	25,162
After ten years	10,462	10,516
Total held to maturity debt securities	75,494	76,216
Mortgage-backed	91,955	95,457
Total held to maturity securities	167,449	171,673

Total securities	$243,456	$249,660

As of December 31, 2012 and 2011, securities with an aggregate fair value of $204.9 million and $154.6 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of December 31, 2012 and 2001, securities with an aggregate fair value of $4.5 million and $6.3 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the six months ended December 31, 2012 or 2011.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the periods ended December 31, 2012 or 2011.

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

Loan balances by internal credit quality indicator as of December 31, 2012 are shown below.
(in thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$200,322	$385	$543	$3,601	$204,851
Nonresidential mortgage	83,719	-	128	2,410	86,257
Residential construction & land	3,059	-	-	-	3,059
Commercial construction	2,052	-	370	1,066	3,488
Multi-family	4,135	-	767	731	5,633
Home equity	22,281	-	-	386	22,667
Consumer installment	4,284	-	-	22	4,306
Commercial loans	22,216	38	306	891	23,451
Total gross loans	$342,068	$423	$2,114	$9,107	$353,712

Loan balances by internal credit quality indicator as of June 30, 2012 are shown below.
(in thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$188,446	$-	$557	$4,375	$193,378
Nonresidential mortgage	77,761	-	588	2,445	80,794
Residential construction & land	2,156	-	-	-	2,156
Commercial construction	669	-	290	1,075	2,034
Multi-family	4,185	-	780	557	5,522
Home equity	22,708	-	-	100	22,808
Consumer installment	4,044	1	-	25	4,070
Commercial loans	20,045	39	762	842	21,688
Total gross loans	$320,014	$40	$2,977	$9,419	$332,450

The Company had no loans classified Doubtful or Loss at December 31, 2012 or June 30, 2012.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  Nonaccrual is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2012 and June 30, 2012.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York state law prior to a foreclosure sale, which may be in excess of two years.   Loans on nonaccrual status totaled $6.7 million at December 31, 2012 of which $3.2 million were in the process of foreclosure.  Included in nonaccrual loans, were $2.4 million of loans which were less than 90 days past due at December 31, 2012, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $1.1 million of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.
The following table sets forth information regarding delinquent and/or nonaccrual loans as of December 31, 2012:

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$570	$2,775	$2,986	$6,331	$198,520	$204,851	$3,164
Nonresidential mortgage	122	1,371	1,114	2,607	83,650	86,257	2,199
Residential construction & land	-	-	-	-	3,059	3,059	-
Commercial construction	-	-	-	-	3,488	3,488	-
Multi-family	-	-	609	609	5,024	5,633	609
Home equity	472	115	60	647	22,020	22,667	386
Consumer installment	91	5	2	98	4,208	4,306	22
Commercial loans	222	500	158	880	22,571	23,451	342
Total gross loans	$1,477	$4,766	$4,929	$11,172	$342,540	$353,712	$6,722

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2012:
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$99	$1,674	$3,850	$5,623	$187,755	$193,378	$4,206
Nonresidential mortgage	424	1,088	1,041	2,553	78,241	80,794	1,868
Residential construction & land	-	-	-	-	2,156	2,156	-
Commercial construction	-	-	-	-	2,034	2,034	-
Multi-family	-	-	431	431	5,091	5,522	431
Home equity	52	-	100	152	22,656	22,808	60
Consumer installment	76	4	24	104	3,966	4,070	25
Commercial loans	3	596	257	856	20,832	21,688	303
Total gross loans	$654	$3,362	$5,703	$9,719	$322,731	$332,450	$6,893

The Bank of Greene County had three accruing loans delinquent 90 days or more as of December 31, 2012 totaling $353,000 and had two accruing loans delinquent more than 90 days as of June 30, 2012 totaling $124,000.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the six months ended December 31:

	For the six months ended December 31,		For the three months ended December 31
(In thousands)	2012	2011	2012	2011
Interest income that would have been recorded if loans had been performing in accordance with original terms	$275	$314	$125	$137
Interest income that was recorded on nonaccrual loans	126	143	72	76

Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.   The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually evaluated for impairment, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

The tables below detail additional information on impaired loans at the date or periods indicated:

	As of December 31, 2012			For the six months ended December 31, 2012		For the three months ended December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$856	$856	$-	$918	$18	$967	$8
Nonresidential mortgage	1,361	1,361	-	1,367	42	1,364	30
Commercial	117	117	-	124	10	122	10
Total loans with no related allowance	2,334	2,334	-	2,409	70	2,453	48
With an allowance recorded:
Residential mortgage	1,960	2,010	303	1,538	15	2,083	11
Nonresidential mortgage	988	988	341	927	8	988	2
Commercial construction	1,066	1,066	303	1,070	-	1,106	-
Multi-family	888	888	142	885	4	889	2
Home equity	386	386	74	386	4	386	4
Commercial loans	571	571	3	573	3	572	2
Total loans with related allowance	5,859	5,909	1,166	5,379	34	6,024	21
Total impaired loans:
Residential mortgage	2,816	2,866	303	2,456	33	3,050	19
Nonresidential mortgage	2,349	2,349	341	2,294	50	2,352	32
Commercial construction	1,066	1,066	303	1,070	-	1,106	-
Multi-family	888	888	142	885	4	889	2
Home equity	386	386	74	386	4	386	4
Commercial loans	688	688	3	697	13	694	12
Total impaired loans	$8,193	$8,243	$1,166	$7,788	$104	$8,477	$69

	As of June 30, 2012			For the six months ended December 31, 2011		For the three months ended December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$213	$276	$-	$213	$-	$213	$-
Nonresidential mortgage	1,148	1,148	-	459	21	459	17
Multi-family	433	433	-	-	-	-	-
Total loans with no related allowance	1,794	1,857	-	672	21	672	17
With an allowance recorded:
Residential mortgage	200	200	10	46	2	46	1
Nonresidential mortgage	648	648	208	971	13	823	7
Commercial construction	1,075	1,075	365	-	-	-	-
Multi-family	428	428	155	433	12	432	6
Commercial loans	562	562	35	500	17	500	8
Total loans with related allowance	2,913	2,913	773	1,950	44	1,801	22
Total impaired loans:
Residential mortgage	413	476	10	259	2	259	1
Nonresidential mortgage	1,796	1,796	208	1,430	34	1,282	24
Commercial construction	1,075	1,075	365	-	-	-	-
Multi-family	861	861	155	433	12	432	6
Commercial loans	562	562	35	500	17	500	8
Total impaired loans	$4,707	$4,770	$773	$2,622	$65	$2,473	$39

The table below details loans that have been modified as a troubled debt restructuring during the three and six months ended December 31, 2012:

	As of December 31, 2012
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Residential mortgage	1	$246	$261	$261

This loan has been classified as troubled debt restructurings due to concessions granted to the debtor that The Bank of Greene County would not otherwise consider as a result of financial difficulties of the borrower.  For this loan, additional funds were advanced, the interest rate was reduced and the term extended.   At December 31, 2012, this loan was not in default but is currently included in non-accrual loans.  If the borrower performs under the terms of the modification, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, this loan will be returned to accrual status.   This loan identified as a troubled debt restructuring has been evaluated for impairment and the impact to the allowance for loan loss was immaterial.

There were no troubled debt restructurings modified within the last twelve months that subsequently defaulted.

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

The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated.  The allowance is allocated to each loan category based on historical loss experience, current economic conditions, and other considerations.

Activity for the three months ended December 31, 2012
(In thousands)	Balance September 30, 2012	Charge-offs	Recoveries	Provision	Balance December 31, 2012
Residential mortgage	$2,350	$234	$-	$313	$2,429
Nonresidential mortgage	2,104	20	-	162	2,246
Residential construction & land	43	-	-	-	43
Commercial construction	364	-	-	27	391
Multi-family	293	-	-	(7)	286
Home equity	369	-	-	(8)	361
Consumer installment	257	62	18	68	281
Commercial loans	684	15	-	58	727
Unallocated	72	-	-	(72)	-
Total	$6,536	$331	$18	$541	$6,764

Activity for the six months ended December 31, 2012
(In thousands)	Balance June 30, 2012	Charge-offs	Recoveries	Provision	Balance December 31, 2012
Residential mortgage	$2,163	$273	$-	$539	$2,429
Nonresidential mortgage	2,076	20	-	190	2,246
Residential construction & land	19	-	-	24	43
Commercial construction	407	-	-	(16)	391
Multi-family	337	-	-	(51)	286
Home equity	187	-	-	174	361
Consumer installment	207	132	42	164	281
Commercial loans	645	15	-	97	727
Unallocated	136	-	-	(136)	-
Total	$6,177	$440	$42	$985	$6,764

	Allowance for Loan Loss	Loans Receivable
	Ending Balance December 31, 2012 Impairment Analysis		Ending Balance December 31, 2012 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$303	$2,126	$2,816	$202,035
Nonresidential mortgage	341	1,905	2,349	83,908
Residential construction & land	-	43	-	3,059
Commercial construction	303	88	1,066	2,422
Multi-family	142	144	888	4,745
Home equity	74	287	386	22,281
Consumer installment	-	281	-	4,306
Commercial loans	3	724	688	22,763
Unallocated	-	-	-	-
Total	$1,166	$5,598	$8,193	$345,519

Activity for the three months ended December 31, 2011
(In thousands)	Balance September 30, 2011	Charge-offs	Recoveries	Provision	Balance December 31, 2011
Residential mortgage	$2,059	$34	$4	$118	$2,147
Nonresidential mortgage	1,920	179	-	206	1,947
Residential construction & land	28	-	-	3	31
Commercial construction	54	-	-	24	78
Multi-family	412	-	-	(4)	408
Home equity	221	-	-	(4)	217
Consumer installment	202	67	16	82	233
Commercial loans	557	-	2	(3)	556
Total	$5,453	$280	$22	$422	$5,617

Activity for the six months ended December 31, 2011
(In thousands)	Balance June 30, 2011	Charge-offs	Recoveries	Provision	Balance December 31, 2011
Residential mortgage	$1,767	$58	$4	$434	$2,147
Nonresidential mortgage	1,859	212	-	300	1,947
Residential construction & land	27	-	-	4	31
Commercial construction	89	-	-	(11)	78
Multi-family	410	-	-	(2)	408
Home equity	186	-	-	31	217
Consumer installment	203	118	34	114	233
Commercial loans	528	-	2	26	556
Total	$5,069	$388	$40	$896	$5,617

	Allowance for Loan Loss		Loans Receivable
	Ending Balance June 30, 2012 Impairment Analysis		Ending Balance June 30, 2012 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$10	$2,153	$413	$192,965
Nonresidential mortgage	208	1,868	1,796	78,998
Residential construction & land	-	19	-	2,156
Commercial construction	365	42	1,075	959
Multi-family	155	182	861	4,661
Home equity	-	187	-	22,808
Consumer installment	-	207	-	4,070
Commercial loans	35	610	562	21,126
Unallocated	-	136	-	-
Total	$773	$5,404	$4,707	$327,743

(6)  Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2012 and June 30, 2012 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
	December	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$15,143	$-	$15,143	$-
State and political subdivisions	3,826	-	3,826	-
Mortgage-backed securities-residential	10,430	-	10,430	-
Mortgage-backed securities-multi-family	43,938	-	43,938	-
Asset-backed securities	18	18	-	-
Corporate debt securities	4,494	4,494	-	-
Equity securities	138	138	-	-
Securities available-for-sale	$77,987	$4,650	$73,337	$-

		Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$17,398	$-	$17,398	$-
State and political subdivisions	4,899	-	4,899	-
Mortgage-backed securities-residential	19,106	-	19,106	-
Mortgage-backed securities-multi-family	40,663	-	40,663	-
Asset-backed securities	19	19	-	-
Corporate debt securities	5,316	5,316	-	-
Equity securities	127	127	-	-
Securities available-for-sale	$87,528	$5,462	$82,066	$-

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

	Fair Value	Fair Value Measurements Using
(In thousands)		(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Impaired loans	$5,086	$-	$-	$5,086

June 30, 2012
Impaired loans	$2,353	$-	$-	$2,353

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2012
Impaired Loans	$5,086	Appraisal of collateral	Appraisal adjustments	0-25%
			Liquidation expenses	10-15%
June 30, 2012
Impaired Loans	$2,353	Appraisal of collateral	Appraisal adjustments	0-25%
			Liquidation expenses	10-15%

At December 31, 2012, loans subject to nonrecurring fair value measurement had a recorded investment of $6.3 million with related allowances of $1.2 million, and consisted of eleven residential mortgage loans, four nonresidential mortgage loans, two multifamily loans, two commercial construction and three commercial loans.  At June 30, 2012, loans subject to nonrecurring fair value measurement had a recorded investment of $3.1 million with related allowances of $773,000, and consisted of three residential mortgage loans, five nonresidential mortgage loans, one multifamily loan, one commercial construction loan and one commercial loan. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2012 and June 30, 2012, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(in thousands)	December 31, 2012		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$10,430	$10,430	$10,430	$-	$-
Securities available-for-sale	77,987	77,987	4,650	73,337	-
Securities held-to-maturity	167,449	171,673	-	171,673	-
Federal Home Loan Bank stock	1,713	1,713	1,713	-	-
Net loans	347,547	362,742	-	-	362,742
Accrued interest receivable	2,747	2,747	2,747	-	-
Deposits	545,690	545,802	481,471	64,331	-
Federal Home Loan Bank borrowings	20,300	20,245	-	20,245	-
Accrued interest payable	90	90	90	-	-

(in thousands)	June 30, 2012		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$7,742	$7,742	$7,742	$-	$-
Securities available-for-sale	87,528	87,528	5,462	82,066	-
Securities held-to-maturity	146,389	150,162	-	150,162	-
Federal Home Loan Bank stock	1,744	1,744	1,744	-	-
Net loans	326,751	341,263	-	-	341,263
Accrued interest receivable	2,688	2,688	2,688	-	-
Deposits	511,937	512,154	439,892	72,262	-
Federal Home Loan Bank borrowings	21,000	21,264	-	21,264	-
Accrued interest payable	83	83	83	-	-

(7)   Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three and six months ended December 31, 2012 and 2011.

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Six months ended
December 31, 2012	$3,433,000
Basic		4,184,747	$0.82
Effect of dilutive stock options		38,582	(0.01)
Diluted		4,223,329	$0.81

Six months ended
December 31, 2011	$3,004,000
Basic		4,146,965	$0.72
Effect of dilutive stock options		43,222	(0.00)
Diluted		4,190,187	$0.72

		Weighted Average Number
	Net Income	Of Shares Outstanding	Earnings per Share
Three months ended
December 31, 2012	$1,669,000
Basic		4,185,562	$0.40
Effect of dilutive stock options		40,184	(0.01)
Diluted		4,225,746	$0.39

Three months ended
December 31, 2011	$1,495,000
Basic		4,148,102	$0.36
Effect of dilutive stock options		42,109	(0.00)
Diluted		4,190,211	$0.36

(8)  Dividends

On October 16, 2012, the Board of Directors declared a quarterly cash dividend of $0.175 per share of Greene County Bancorp, Inc.’s common stock.  The dividend, which reflected an annual cash dividend rate of $0.70 cents per share, was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of November 15, 2012, and was paid on November 30, 2012.  Historically, Greene County Bancorp, MHC has waived its right to receive dividends declared on its shares of the Company’s common stock, and Greene County Bancorp, MHC had waived the receipt of dividends for the October 16, 2012 dividend, subject to the non-objection of the Federal Reserve Board.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries, and Greene County Bancorp, MHC did not obtain the non-objection of the Federal Reserve to waive the receipt of its dividend on the Company’s common stock for the October 16, 2012 dividend.  Accordingly, such dividend was paid to Greene County Bancorp, MHC on November 30, 2012.  Greene County Bancorp, MHC’s ability to waive dividends in future periods cannot be reasonably determined at this time.

(9)  Impact of Recent Accounting Pronouncements

There were no recent accounting pronouncements which are expected to have a material impact the Company’s consolidated financial statements issued during the six months ended December 31, 2012.

(10)  Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension costs related to the defined benefit pension plan for the six and three months ended December 31, 2012 and 2011 were as follows:

	Six months ended December 31,		Three months ended December 31,
(in thousands)	2012	2011	2012	2011
Interest cost	$88	$108	$44	$54
Expected return on plan assets	(102)	(112)	(51)	(56)
Amortization of net loss	38	18	19	9
Net periodic pension cost	$24	$14	$12	$7

The Company made a contribution to the defined benefit pension plan during the six months ended December 31, 2012 in the amount of $1.5 million.  The Company does not anticipate that it will make any additional contributions during fiscal 2013.

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

The net periodic pension costs related to the SERP for the three and six months ended December 31, 2012 were $25,000 and $47,000, respectively, consisting primarily of service and interest costs.  The net periodic pension costs related to the SERP for the three and six months ended December 31, 2011 were $29,000 and $42,000, respectively, consisting primarily of service costs.  The total liability for the SERP was $513,400 and $369,000 as of December 31, 2012 and June 30, 2012, respectively.

(11)  Stock-Based Compensation

At December 31, 2012, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2012.

The Company recognized $19,000 in compensation costs and related income tax benefit of $2,000 related to the 2008 Option Plan for the six months ended December 31, 2011.  At December 31, 2012 and 2011, all granted shares were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plans for the six months ended December 31, 2012 and 2011 is as follows:

	2012		2011
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	103,700	$12.50	144,834	$12.50
Exercised	(3,000)	12.50	(4,400)	12.50
Outstanding at period end	100,700	$12.50	140,434	$12.50
Exercisable at period end	100,700	$12.50	140,434	$12.50

The following table presents stock options outstanding and exercisable at December 31, 2012:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	100,700	5.75	$12.50

The total intrinsic value of the options exercised during the three and six months ended December 31, 2012 was approximately $7,000 and $19,000, respectively.  The total intrinsic value of the options exercised during the three and six months ended December 31, 2011 was approximately $23,000.  There were no stock options granted during the three or six months ended December 31, 2012 or 2011.  All outstanding options were fully vested at December 31, 2012 or 2011.

Phantom Stock Option Plan and Long-term Incentive Plan

On July 12, 2011, Greene County Bancorp, Inc. (the “Company”) entered into the Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”), effective as of July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 900,000 phantom stock options will be available for awards under the Plan.  A phantom stock option represents the right to receive a cash payment on the date the award vests in the participant equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income.  During the six months ended December 31, 2012 and 2011, phantom stock options totaling 243,473 and 235,350, respectively, were awarded under the plan.  The Company recognized no compensation costs related to the phantom stock option plan during the three months ended December 31, 2012 and $67,800 during the three months ended December 31, 2011.  The Company recognized $106,800 and $135,600 in compensation costs related to the phantom stock option plan during the six months ended December 31, 2012 and 2011, respectively.

(12)  Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of December 31, 2012 and June 30, 2012 are presented in the following table:

(in thousands)
Accumulated other comprehensive income	December 31, 2012	June 30, 2012
Unrealized gains on available-for-sale securities, net of tax	$1,214	$1,280
Unrealized loss on securities transferred to held-to-maturity, net of tax	(23)	(35)
Net losses and past service liability for defined benefit plan, net of tax	(1,057)	(1,072)
Accumulated other comprehensive income	$134	$173

(13)  Subsequent events

On January 16, 2013, the Board of Directors declared a cash dividend for the quarter ended December 31, 2012 of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 15, 2013, and will be paid on April 1, 2013.  Historically, the MHC has waived its right to receive dividends declared on its shares of the Company’s common stock, and the MHC has waived the receipt of dividends for the quarter end December 31, 2012, subject to the non-objection of the Federal Reserve Board.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. If the MHC obtains approval of its members at the special meeting of members to be held on February 19, 2013 to waive the dividend, it will then seek the non-objection of the Federal Reserve Board for such dividend waiver. If this non-objection is obtained prior to April 1, 2013, the expected payment date of the dividend, the MHC intends to waive its receipt of the dividend.

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

Comparison of Financial Condition as of December 31, 2012 and June 30, 2012

ASSETS

Total assets of the Company were $624.5 million at December 31, 2012 as compared to $590.7 million at June 30, 2012, an increase of $33.8 million, or 5.7%.  Securities available for sale and held to maturity amounted to $245.4 million, or 39.3% of assets, at December 31, 2012 as compared to $233.9 million, or 39.6% of assets, at June 30, 2012, an increase of $11.5 million or 4.9%.   Net loans grew by $20.7 million, or 6.3%, to $347.5 million at December 31, 2012 as compared to $326.8 million at June 30, 2012.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $10.4 million at December 31, 2012 as compared to $7.7 million at June 30, 2012, an increase of $2.7 million.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, increased $11.5 million, or 4.9%, to $245.4 million at December 31, 2012 as compared to $233.9 million at June 30, 2012.  Securities purchases totaled $52.9 million during the six months ended December 31, 2012 and consisted of $11.9 million of state and political subdivision securities, $2.0 million of U.S. government sponsored enterprises, $38.4 million of mortgage-backed securities and $620,000 of other securities. Principal pay-downs and maturities amounted to $40.7 million, of which $23.1 million were mortgage-backed securities, $10.6 million were state and political subdivision securities, $4.0 million were U.S. Treasury securities, $2.0 million were U.S. government agency securities and $1.0 million were corporate securities. Greene County Bancorp, Inc. holds 27.9% of its securities portfolio at December 31, 2012 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
(Dollars in thousands)	December 31, 2012		June 30, 2012
	Balance	Percentage of portfolio	Balance	Percentage of portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$15,143	6.2%	$17,398	7.4%
State and political subdivisions	3,826	1.6	4,899	2.1
Mortgage-backed securities-residential	10,430	4.2	19,106	8.2
Mortgage-backed securities-multifamily	43,938	17.9	40,663	17.4
Asset-backed securities	18	0.0	19	0.0
Corporate debt securities	4,494	1.8	5,316	2.3
Total debt securities	77,849	31.7	87,401	37.4
Equity securities and other	138	0.1	127	0.1
Total securities available-for-sale	77,987	31.8	87,528	37.5
Securities held-to-maturity:
U.S. treasury securities	7,014	2.9	11,029	4.7
U.S. government sponsored enterprises	2,999	1.2	998	0.4
State and political subdivisions	64,521	26.3	62,212	26.6
Mortgage-backed securities-residential	36,318	14.8	48,101	20.5
Mortgage-backed securities-multifamily	55,637	22.6	23,673	10.1
Other securities	960	0.4	376	0.2
Total securities held-to-maturity	167,449	68.2	146,389	62.5
Total securities	$245,436	100.0%	$233,917	100.0%

LOANS

Net loans receivable increased to $347.5 million at December 31, 2012 from $326.8 million at June 30, 2012, an increase of $20.7 million, or 6.3%.  The loan growth experienced during the six months primarily consisted of $5.5 million in nonresidential real estate loans, $11.5 million in residential mortgage loans,  $2.3 million in construction loans, $111,000 in multi-family mortgage loans and $2.0 million in non-mortgage loans, and was partially offset by a $587,000 increase in the allowance for loan loss.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

	December 31, 2012		June 30, 2012
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio

Real estate mortgages:
Residential	$204,851	57.9%	$193,378	58.2%
Nonresidential	86,257	24.4	80,794	24.3
Construction and land	6,547	1.9	4,190	1.2
Multi-family	5,633	1.6	5,522	1.7
Total real estate mortgages	303,288	85.8	283,884	85.4
Home equity loans	22,667	6.4	22,808	6.9
Consumer installment	4,306	1.2	4,070	1.2
Commercial loans	23,451	6.6	21,688	6.5
Total gross loans	353,712	100.0%	332,450	100.0%
Deferred fees and costs	599		478
Allowance for loan losses	(6,764)		(6,177)
Total net loans	$347,547		$326,751

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County considers smaller balance residential mortgages, home equity loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential and commercial mortgage and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral. The Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.   For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.

Analysis of allowance for loan losses activity

(Dollars in thousands)	Six months ended December 31,
	2012	2011

Balance at the beginning of the period	$6,177	$5,069
Charge-offs:
Residential real estate mortgages	273	58
Nonresidential mortgage	20	212
Consumer installment	132	118
Commercial loans	15	-
Total loans charged off	440	388

Recoveries:
Residential real estate mortgages	-	4
Consumer installment	42	34
Commercial loans	-	2
Total recoveries	42	40

Net charge-offs	398	348

Provisions charged to operations	985	896
Balance at the end of the period	$6,764	$5,617

Ratio of annualized net charge-offs to average loans outstanding	0.24%	0.23%
Ratio of annualized net charge-offs to nonperforming assets	11.03%	9.18%
Allowance for loan losses to nonperforming loans	95.60%	77.83%
Allowance for loan losses to total loans receivable	1.91%	1.77%

Nonaccrual Loans and Nonperforming Assets

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.    The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.  For further discussion and detail regarding the Allowance for Loan Losses and impaired loans please refer to Note (5) Credit Quality of Loans and Allowance for Loan Losses. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset.

Analysis of Nonaccrual Loans and Nonperforming Assets

	At December 31, 2012	At June 30, 2012
(Dollars in thousands)
Nonaccrual loans:
Real estate mortgages:
Residential	$3,164	$4,206
Nonresidential	2,199	1,868
Multifamily	609	431
Home equity loans	386	60
Consumer installment loans	22	25
Commercial loans	342	303
Total nonaccrual loans	6,722	6,893
Accruing loans delinquent 90 days or more
Residential	353	83
Home Equity	-	41
Total accruing loans delinquent 90 days or more	353	124
Foreclosed real estate:
Residential	100	60
Nonresidential	40	200
Foreclosed real estate	140	260
Total nonperforming assets	$7,215	$7,277

Total nonperforming assets as a percentage of total assets	1.16%	1.23%
Total nonperforming loans to net loans	2.04%	2.15%

The table below details additional information related to nonaccrual loans for the six months ended December 31:

	For the six months ended December 31,		For the three months ended December 31
(In thousands)	2012	2011	2012	2011
Interest income that would have been recorded if loans had been performing in accordance with original terms	$275	$314	$125	$137
Interest income that was recorded on nonaccrual loans	126	143	72	76

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:
(In thousands)	December 31, 2012	June 30, 2012
Balance of impaired loans, with a valuation allowance	$5,859	$2,913
Allowances relating to impaired loans included in allowance for loan losses	1,166	773
Balance of impaired loans, without a valuation allowance	2,334	1,794
Average balance of impaired loans for the six months ended	7,788	3,282
Interest income recorded on impaired loans during the six months ended	104	178

Nonperforming assets amounted to $7.2 million at December 31, 2012 and $7.3 million as of June 30, 2012, a decrease of approximately $62,000 or 0.9%, and total impaired loans amounted to $8.2 million at December 31, 2012 compared to $4.7 million at June 30, 2012, an increase of $3.5 million or 74.4%.  This growth has been the result of adverse changes within the economy and increases in local unemployment.  This growth is also due to a change in the Company’s policy in which it lowered the threshold of loans individually evaluated for impairment.   Loans on nonaccrual status totaled $6.7 million at December 31, 2012 of which $3.2 million were in the process of foreclosure.  Included in nonaccrual loans, $2.4 million were less than 90 days past due at December 31, 2012, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due, were $1.1 million of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

DEPOSITS

Total deposits increased to $545.7 million at December 31, 2012 from $511.9 million at June 30, 2012, an increase of $33.8 million, or 6.6%.  This increase was partially the result of an increase of $13.5 million in balances at Greene County Commercial Bank due primarily to the annual collection of taxes by several local school districts.  Interest bearing checking accounts (NOW accounts) increased $10.5 million, or 5.9%, to $189.5 million at December 31, 2012 as compared to $179.0 million at June 30, 2012.  Money market deposits increased $10.1 million, or 13.4%, savings deposits increased $19.4 million, or 14.6%, and noninterest bearing deposits increased $1.5 million or 2.9% between June 30, 2012 and December 31, 2012.   Partially offsetting these increases was a decrease in certificates of deposit of $7.8 million, or 10.9%, from $72.0 million at June 30, 2012 to $64.2 million at December 31, 2012.

(Dollars in thousands)
	At December 31, 2012	Percentage of Portfolio	At June 30, 2012	Percentage of Portfolio

Noninterest bearing deposits	$54,298	10.0%	$52,783	10.3%
Certificates of deposit	64,219	11.8	72,045	14.1
Savings deposits	152,254	27.9	132,822	25.9
Money market deposits	85,373	15.6	75,265	14.7
NOW deposits	189,546	34.7	179,022	35.0
Total deposits	$545,690	100.0%	$511,937	100.0%

BORROWINGS

At December 31, 2012, The Bank of Greene County had pledged approximately $178.1 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $146.0 million at December 31, 2012, of which $6.0 million in term borrowings were outstanding at December 31, 2012.  There were $14.3 million in overnight borrowings outstanding at December 31, 2012.   Interest rates on overnight borrowings are determined at the time of borrowing.  Term borrowings consisted of $1.0 million of fixed rate, fixed term advances with a weighted average rate of 3.74% and a weighted average maturity of 1 month.  The remaining $5.0 million of borrowings, which carried a 3.64% interest rate and a maturity of 9 months at December 31, 2012, is unilaterally convertible by the FHLB under certain market interest rate scenarios, including three-month LIBOR at or above 7.50%, into replacement advances for the same or lesser principal amount based on the then current market rates.  If the Bank chooses not to accept the replacement funding, the Bank must repay this convertible advance, including any accrued interest, on the interest payment date.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At December 31, 2012, approximately $4.5 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at December 31, 2012.

The Bank of Greene County has established an unsecured line of credit with Atlantic Central Bankers Bank for $6.0 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At December 31, 2012 and 2011 there were no balances outstanding with Atlantic Central Bankers Bank, and there was no activity during the six months ended December 31, 2012 and 2011.

Scheduled maturities of term borrowings at December 31, 2012 were as follows:
(In thousands)
Fiscal year end
2013	1,000
2014	5,000
$6,000

EQUITY

Shareholders’ equity increased to $54.6 million at December 31, 2012 from $52.7 million at June 30, 2012, as net income of $3.4 million was partially offset by dividends declared and paid of $1.5 million. Additionally, shareholders’ equity decreased $39,000 as a result of a decrease in other comprehensive income.  The remaining change in equity, representing a $38,000 increase, was the result of options exercised under the Company’s 2008 Stock Option Plan.

Comparison of Operating Results for the Six and Three Months Ended December 31, 2012 and 2011

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the six and three months ended December 31, 2012 and 2011.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Six Months Ended December 31, 2012 and 2011

(Dollars in thousands)	2012	2012	2012	2011	2011	2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$343,212	$9,168	5.34%	$311,308	$8,943	5.75%
Securities2	229,444	3,017	2.63	206,382	3,374	3.27
Interest bearing bank balances
and federal funds	12,340	22	0.36	12,155	14	0.23
FHLB stock	1,326	31	4.68	1,516	32	4.22
Total interest earning assets	586,322	12,238	4.17%	531,361	12,363	4.65%
Cash and due from banks	8,050			7,362
Allowance for loan losses	(6,417)			(5,326)
Other non-interest earning assets	17,705			19,177
Total assets	$605,660			$552,574

Interest bearing liabilities:
Savings and money market deposits	$224,245	$561	0.50%	$192,078	$591	0.62%
NOW deposits	194,201	498	0.51	156,393	472	0.60
Certificates of deposit	67,775	278	0.82	85,153	651	1.53
Borrowings	11,723	139	2.37	17,417	227	2.61
Total interest bearing liabilities	497,944	1,476	0.59%	451,041	1,941	0.86%
Non-interest bearing deposits	50,558			49,034
Other non-interest bearing liabilities	3,485			3,242
Shareholders’ equity	53,673			49,257
Total liabilities and equity	$605,660			$552,574

Net interest income		$10,762			$10,422

Net interest rate spread			3.58%			3.79%

Net Earning Assets	$88,378			$80,320

Net interest margin			3.67%			3.92%

Average interest earning assets to
average interest bearing liabilities			117.75%			117.81%

_________________________________________________________________________
1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Three Months Ended December 31, 2012 and 2011

(Dollars in thousands)	2012	2012	2012	2011	2011	2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest earning assets:
Loans receivable, net1	$349,120	$4,590	5.26%	$313,985	$4,475	5.70%
Securities2	231,515	1,481	2.56	201,488	1,653	3.28
Interest bearing bank balances
and federal funds	22,959	18	0.30	21,384	13	0.24
FHLB stock	1,177	18	6.12	1,273	17	5.34
Total interest earning assets	604,771	6,107	4.04%	538,130	6,158	4.58%
Cash and due from banks	8,588			7,255
Allowance for loan losses	(6,577)			(5,516)
Other non-interest earning assets	17,345			19,006
Total assets	$624,127			$558,875

Interest bearing liabilities:
Savings and money market deposits	$234,131	$287	0.49%	$193,787	$296	0.61%
NOW deposits	207,212	259	0.50	167,994	250	0.60
Certificates of deposit	65,874	127	0.77	82,620	281	1.36
Borrowings	8,402	64	3.05	12,000	108	3.60
Total interest bearing liabilities	515,619	737	0.57%	456,401	935	0.82%
Non-interest bearing deposits	51,430			49,708
Other non-interest bearing liabilities	2,801			2,833
Shareholders’ equity	54,277			49,933
Total liabilities and equity	$624,127			$558,875

Net interest income		$5,370			$5,223

Net interest rate spread			3.47%			3.76%

Net Earning Assets	$89,152			$81,729

Net interest margin			3.55%			3.88%

Average interest earning assets to
average interest bearing liabilities			117.29%			117.91%

_________________________________________________
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

	Six Months Ended December 31,			Three Months Ended December 31,
(Dollars in thousands)	2012 versus 2011			2012 versus 2011
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase/	Due to		Increase/
Interest-earning assets:	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Loans receivable, net1	$885	$(660)	$225	$477	$(362)	$115
Securities2	350	(707)	(357)	224	(395)	(171)
Interest-bearing bank balances
and federal funds	0	8	8	1	3	4
FHLB stock	(4)	3	(1)	(1)	2	1
Total interest-earning assets	1,231	(1,356)	(125)	701	(752)	(51)

Interest-bearing liabilities:
Savings and money market deposits	93	(123)	(30)	55	(64)	(9)
NOW deposits	103	(77)	26	54	(45)	9
Certificates of deposit	(114)	(259)	(373)	(49)	(105)	(154)
Borrowings	(69)	(19)	(88)	(29)	(15)	(44)
Total interest-bearing liabilities	13	(478)	(465)	31	(229)	(198)
Net interest income	$1,218	$(878)	$340	$670	$(523)	$147

______________________________________
1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities,  asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.13% for the six months ended December 31, 2012 as compared to 1.09% for the six months ended December 31, 2011, and was 1.07% for both the quarters ended December 31, 2012 and 2011.  Annualized return on average equity increased to 12.79% for the six months and 12.30% for the quarter ended December 31, 2012 as compared to 12.20% for the six months and 11.98% for the quarter ended December 31, 2011.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income, higher noninterest income and lower noninterest expense.  Net income amounted to $3.4 million and $3.0 million for the six months ended December 31, 2012 and 2011, respectively, an increase of $429,000 or 14.3% and amounted to $1.7 million and $1.5 million for the quarters ended December 31, 2012 and 2011, respectively, an increase of $174,000 or 11.6%.   Average assets increased $53.1 million, or 9.6% to $605.7 million for the six months ended December 31, 2012 as compared to $552.6 million for the six months ended December 31, 2011.  Average equity increased $4.4 million, or 8.9%, to $53.7 million for the six months ended December 31, 2012 as compared to $49.3 million for the six months ended December 31, 2011.  Average assets increased $65.2 million, or 11.7% to $624.1 million for the quarter ended December 31, 2012 as compared to $558.9 million for the quarter ended December 31, 2011.  Average equity increased $4.4 million, or 8.8% to $54.3 million for the quarter ended December 31, 2012 as compared to $49.9 million for the quarter ended December 31, 2011.

INTEREST INCOME

Interest income amounted to $12.2 million for the six months ended December 31, 2012 as compared to $12.4 million for the six months ended December 31, 2011, a decrease of $125,000 or 1.0%.  Interest income amounted to $6.1 million for the quarter ended December 31, 2012 as compared to $6.2 million for the three months ended December 31, 2011, a decrease of $51,000 or 0.83%.  The combined decrease in loan and securities yields had the greatest impact on interest income when comparing the six months and quarters ended December 31, 2012 and 2011, and was partially offset by increases in loan and securities volumes.  Average loan balances increased $31.9 million for the six months ended December 31, 2012 as compared to December 31, 2011 while the yield decreased by 41 basis points when comparing the same periods.  Average loan balances increased $35.1 million for the quarter ended December 31, 2012 as compared to the quarter ended December 31, 2011 and the yield decreased by 44 basis points when comparing the same periods.  Average securities balances increased $23.1 million for the six months ended December 31, 2012 as compared to December 31, 2011 while the yield decreased by 64 basis points when comparing the same periods.  Average securities balances increased $30.0 million for the quarter ended December 31, 2012 as compared to the quarter ended December 31, 2011 and the yield decreased 72 basis points when comparing the same periods.

INTEREST EXPENSE

Interest expense amounted to $1.5 million for the six months ended December 31, 2012, as compared to $1.9 million for the six months ended December 31, 2011, a decrease of $465,000.  Interest expense amounted to $737,000 for the quarter ended December 31, 2012, as compared to $935,000 for the quarter ended December 31, 2011, a decrease of $198,000.  Decreases in rates on interest-bearing liabilities had the greatest impact on overall interest expense for the quarter and six months ended December 31, 2012 as compared to December 31, 2011.

As illustrated in the Rate/Volume Analysis Table, interest expense was reduced $465,000 and $198,000 when comparing the six months and quarters ended December 31, 2012 and 2011, respectively, due to decreases of 27 basis points and 25 basis points, respectively, in the average rate on interest-bearing liabilities in those same periods.  Also, interest expense was further reduced as a result of a shift in deposit balances from higher-costing certificates of deposit and borrowed funds, to lower-costing savings and money market deposits.

The average rate paid on NOW deposits decreased 9 basis points and 10 basis points, respectively, when comparing the six months and quarters ended December 31, 2012 and 2011. The average balance of such accounts grew by $37.8 million for the six months ended December 31, 2012 and increased by $39.2 million for the quarter ended December 31, 2012.  The average balance of certificates of deposit decreased by $17.4 million and the average rate paid decreased by 71 basis points when comparing the six months ended December 31, 2012 and 2011.  The average balance of certificates of deposit decreased by $16.7 million and the average rate paid decreased by 59 basis points when comparing the quarters ended December 31, 2012 and 2011.  The average balance of savings and money market deposits increased by $32.2 million when comparing the six months ended December 31, 2012 and 2011 and increased by $40.3 million when comparing the quarters ended December 31, 2012 and 2011. The average rate paid on savings and money markets decreased 12 basis points when comparing the six months and quarters ended December 31, 2012 and 2011.   The average balance of borrowings decreased $5.7 million and $3.6 million when comparing the six months and quarters ended December 31, 2012 and 2011.  The rate paid on these borrowings decreased 24 basis points and 55 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income increased $340,000 to $10.8 million for the six months ended December 31, 2012 compared to $10.4 million for the six months ended December 31, 2011, and increased $147,000 to $5.4 million for the quarter ended December 31, 2012 compared to $5.2 million for the quarter ended December 31, 2011.     The increase in average balances of loans and securities, along with a decrease in rates paid on deposit accounts, primarily led to an increase in net interest income when comparing the six months and quarters ended December 31, 2012 and 2011.  Net interest rate spread decreased 21 basis points to 3.58% for the six months ended December 31, 2012 from 3.79% for the six months ended December 31, 2011, and decreased 29 basis points to 3.47% for the three months ended December 31, 2012 from 3.76% for the three months ended December 31, 2011.  Net interest margin decreased 25 basis points to 3.67% for the six months ended December 31, 2012 from 3.92% for the six months ended December 31, 2011, and decreased 33 basis points to 3.55% for the quarter ended December 31, 2012 as compared to 3.88% for the quarter ended December 31, 2011.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  During the six months ended December 31, 2012 and 2011, the Company increased the level of allowance for loan losses due to the continued high level of nonperforming assets and loan charge-offs resulting from a decline in the overall economy, and an increase in local unemployment.  As a result, the provision for loan losses amounted to $985,000 and $896,000 for the six months ended December 31, 2012 and 2011, respectively, an increase of $89,000 or 9.9%.  The provision for loan losses amounted to $541,000 and $422,000 for the quarters ended December 31, 2012 and 2011, respectively. The level of allowance for loan losses to total loans receivable increased to 1.91% at December 31, 2012 compared to 1.86% at June 30, 2012.  Nonperforming loans amounted to $7.1 million and $7.0 million at December 31, 2012 and June 30, 2012, respectively, an increase of $58,000 or 0.8%.  Net charge-offs amounted to $398,000 and $348,000 for the six months ended December 31, 2012 and 2011, respectively, an increase of $50,000.   At December 31, 2012, nonperforming assets were 1.16% of total assets and nonperforming loans were 2.04% of net loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $153,000 and $88,000 when comparing the six months and quarters ended December 31, 2012 and 2011, respectively.  Noninterest income amounted to $2.6 million and $1.3 million for the six months and quarter ended December 31, 2012, respectively.  These increases were primarily the result of higher service charges on deposit accounts due to growth in the number of deposit accounts, as well as an increase in fees earned through investment services.

NONINTEREST EXPENSE

Noninterest expense decreased $7,000 and $22,000 when comparing the six months and quarters ended December 31, 2012 and 2011, respectively. These decreases were primarily due to a decrease in legal and professional fees, equipment and furniture expense, occupancy expense, and other expenses.  The decrease in legal and professional fees of $68,000 and $43,000 when comparing the six months and quarters ended December 31, 2012 and 2011, respectively, were the result of lower costs for legal services related to loans in process of foreclosure and consulting services related to the implementation of strategic objectives.    The decrease in equipment and furniture expense was the result of lower depreciation as assets previously capitalized have become fully depreciated.  The decrease in other expenses was the result of the recognition of a loss on foreclosed assets of $27,700 and $131,500 for the six months ended December 31, 2012 and 2011, respectively.  Partially offsetting these decreases were increases in salaries and employee benefits, service and data processing fees.  The increase in salaries and employee benefits of $129,000 and $63,000 when comparing the six months and three months ended December 31, 2012 and 2011, respectively, was primarily the result of an increase in the number of employees.  Included in the increases in service and data processing fees of $39,000 and $13,000 when comparing the six months and three months ended December 31, 2012 and 2011, respectively, were increased costs associated with the increase in the number of accounts with a debit card.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 29.8% and 30.4% for the three and six months ended December 31, 2012, compared to 33.3% and 33.6% for the three and six months ended December 31, 2011.   The decrease in the effective tax rate is related to benefits derived from tax reduction strategies implemented between the periods reported.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $13.2 million at December 31, 2012.  The unused portion of overdraft lines of credit amounted to $732,000, the unused portion of home equity lines of credit amounted to $7.5 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $10.2 million at December 31, 2012.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2012 and June 30, 2012.  Consolidated shareholders’ equity represented 8.7% of total assets at December 31, 2012 and 8.9% of total assets of June 30, 2012.

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

Date:  February 14, 2013

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 14, 2013

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

Date: February 14, 2013                                                                                   /s/ Donald E. Gibson
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

Date: February 14, 2013                                                                           /s/ Michelle M. Plummer
    Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 2012 and that to the best of his knowledge:

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

Date: February 14, 2013                                                                           /s/ Donald E. Gibson
    Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 2012 and that to the best of her knowledge:

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

Date: February 14, 2013                                                                           /s/ Michelle M. Plummer
    Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer