Form 10-Q
period 2013-03-31
GREENE COUNTY BANCORP INC
filed 2013-05-10
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes:                 No:     X

As of May 10, 2013, the registrant had 4,192,654 shares of common stock outstanding at $ 0.10 par value per share.

	GREENE COUNTY BANCORP, INC.

	INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	* Consolidated Statements of Financial Condition	3
	* Consolidated Statements of Income	4-5
	* Consolidated Statements of Comprehensive Income	6
	* Consolidated Statements of Changes in Shareholders’ Equity	7
	* Consolidated Statements of Cash Flows	8
	* Notes to Consolidated Financial Statements	9-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

	Signatures	40

   Exhibit 31.1 302 Certification of Chief Executive Officer
   Exhibit 31.2 302 Certification of Chief Financial Officer
   Exhibit 32.1 906 Statement of Chief Executive Officer
   Exhibit 32.2 906 Statement of Chief Financial Officer
   Exhibit 101 Extensible Business Reporting Language (XBRL)
		41 42 43 44

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2013 and June 30, 2012
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2013	June 30, 2012
Cash and due from banks	$38,078	$7,519
Federal funds sold	350	223
Total cash and cash equivalents	38,428	7,742

Long term certificate of deposit	250	-
Securities available for sale, at fair value	76,840	87,528
Securities held to maturity, at amortized cost	162,207	146,389
Federal Home Loan Bank stock, at cost	979	1,744

Loans	356,425	332,450
Allowance for loan losses	(6,922)	(6,177)
Unearned origination fees and costs, net	592	478
Net loans receivable	350,095	326,751

Premises and equipment	14,503	14,899
Accrued interest receivable	2,875	2,688
Foreclosed real estate	435	260
Prepaid expenses and other assets	3,565	2,655
Total assets	$650,177	$590,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$52,688	$52,783
Interest bearing deposits	534,030	459,154
Total deposits	586,718	511,937

Borrowings from FHLB, short term	-	14,000
Borrowings from FHLB, long term	4,000	7,000
Accrued expenses and other liabilities	3,624	5,055
Total liabilities	594,342	537,992

Shareholders’ equity:
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares; Issued - 4,305,670 shares
Outstanding 4,191,671 shares at March 31, 2013,
and 4,182,671 shares at June 30, 2012	431	431
Additional paid-in capital	11,163	11,119
Retained earnings	45,041	41,869
Accumulated other comprehensive income	60	173
Treasury stock, at cost 113,999 shares at March 31, 2013,
and 122,999 shares at June 30, 2012	(860)	(928)
Total shareholders’ equity	55,835	52,664
Total liabilities and shareholders’ equity	$650,177	$590,656
See notes to consolidated financial statements

          Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands, except share and per share amounts)

	2013	2012
Interest income:
Loans	$13,693	$13,384
Investment securities - taxable	552	692
Mortgage-backed securities	2,696	3,273
Investment securities - tax exempt	1,254	996
Interest bearing deposits and federal funds sold	28	17
Total interest income	18,223	18,362

Interest expense:
Interest on deposits	1,974	2,463
Interest on borrowings	183	315
Total interest expense	2,157	2,778

Net interest income	16,066	15,584
Provision for loan losses	1,316	1,437
Net interest income after provision for loan losses	14,750	14,147

Noninterest income:
Service charges on deposit accounts	1,969	1,857
Debit card fees	996	1,026
Investment services	224	199
E-commerce fees	75	81
Net gain on sale of available-for-sale securities	10	11
Other operating income	442	425
Total noninterest income	3,716	3,599

Noninterest expense:
Salaries and employee benefits	6,254	6,047
Occupancy expense	927	916
Equipment and furniture expense	411	478
Service and data processing fees	1,217	1,158
Computer software, supplies and support	269	249
Advertising and promotion	254	235
FDIC insurance premiums	248	231
Legal and professional fees	506	583
Other	1,279	1,250
Total noninterest expense	11,365	11,147

Income before provision for income taxes	7,101	6,599
Provision for income taxes	2,131	2,112
Net income	$4,970	$4,487

Basic earnings per share	$1.19	$1.08
Basic average shares outstanding	4,185,707	4,150,978
Diluted earnings per share	$1.18	$1.07
Diluted average shares outstanding	4,224,814	4,192,567
Dividends per share	$0.525	$0.525
See notes to consolidated financial statements

   Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands, except share and per share amounts)

	2013	2012
Interest income:
Loans	$4,525	$4,441
Investment securities - taxable	181	222
Mortgage-backed securities	855	963
Investment securities - tax exempt	418	370
Interest bearing deposits and federal funds sold	6	3
Total interest income	5,985	5,999

Interest expense:
Interest on deposits	637	749
Interest on borrowings	44	88
Total interest expense	681	837

Net interest income	5,304	5,162
Provision for loan losses	331	541
Net interest income after provision for loan losses	4,973	4,621

Noninterest income:
Service charges on deposit accounts	584	602
Debit card fees	325	338
Investment services	55	62
E-commerce fees	25	26
Other operating income	152	149
Total noninterest income	1,141	1,177

Noninterest expense:
Salaries and employee benefits	2,181	2,103
Occupancy expense	334	303
Equipment and furniture expense	128	146
Service and data processing fees	408	388
Computer software, supplies and support	86	87
Advertising and promotion	81	90
FDIC insurance premiums	90	79
Legal and professional fees	165	174
Other	473	351
Total noninterest expense	3,946	3,721

Income before provision for income taxes	2,168	2,077
Provision for income taxes	631	594
Net income	$1,537	$1,483

Basic earnings per share	$0.37	$0.36
Basic average shares outstanding	4,187,671	4,159,093
Diluted earnings per share	$0.36	$0.35
Diluted average shares outstanding	4,227,166	4,197,430
Dividends per share	$0.175	$0.175
See notes to consolidated financial statements

 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2013 and 2012
(Unaudited)

(In thousands)	2013	2012
Net Income	$4,970	$4,487
Other comprehensive (loss) income:
Unrealized holding losses on available for sale securities, arising during the nine months ended March 31, 2013 and 2012, net of income taxes
of ($92) and ($88), respectively	(147)	(139)

Reclassification adjustment for gain on sale of securities realized in net income
net of income taxes of ($4) and ($4) respectively(3)	(6)	(7)

Accretion of unrealized loss on securities transferred to held to maturity,
net of income taxes of $11 and $18, respectively(1)	17	28

Pension actuarial gain, net of income taxes of $15 and $8(2)	23	12

Total other comprehensive loss	(113)	(106)

Comprehensive income	$4,857	$4,381

(1)
The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of yield.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 10 for additional details)
(3)	Amounts are included in net gain on sale of available for sale securities on the Consolidated Statements of Income in total non-interest income.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

(In thousands)	2013	2012
Net Income	$1,537	$1,483
Other comprehensive (loss) income:
Unrealized holding losses on available for sale securities, arising during the three months ended March 31, 2013 and 2012, net of income taxes
of ($55) and ($144), respectively	(87)	(226)

Accretion of unrealized loss on securities transferred to held to maturity,
net of income taxes of $3 and $6, respectively(1)	5	9

Pension actuarial gain, net of income taxes of $5 and $3(2)	8	4

Total other comprehensive loss	(74)	(213)

Comprehensive income	$1,463	$1,270
See notes to consolidated financial statements

(1)
The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of yield.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 10 for additional details)

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2011	$431	$11,001	$37,336	$519	$(1,206)	$48,081
Options exercised		94			159	253
Tax benefit of stock based compensation		4				4
Stock based compensation		19				19
Dividends declared			(970)			(970)
Net income			4,487			4,487
Other comprehensive loss, net of taxes				(106)		(106)
Balance at March 31, 2012	$431	$11,118	$40,853	$413	$(1,047)	$51,768

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2012	$431	$11,119	$41,869	$173	$(928)	$52,664
Options exercised		44			68	112
Dividends declared			(1,798)			(1,798)
Net income			4,970			4,970
Other comprehensive loss, net of taxes				(113)		(113)
Balance at March 31, 2013	$431	$11,163	$45,041	$60	$(860)	$55,835

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2013 and 2012
(Unaudited)

(In thousands)	2013	2012
Cash flows from operating activities:
Net Income	$4,970	$4,487
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	561	625
Deferred income tax benefit	(290)	-
Net amortization of premiums and discounts	1,089	786
Net amortization of deferred loan costs and fees	199	199
Provision for loan losses	1,316	1,437
Stock option compensation	-	19
Net gain on sale of available-for-sale securities	(10)	(11)
Loss on sale of foreclosed real estate	26	121
Excess tax benefit from share-based payment arrangements	-	(4)
Net decrease in accrued income taxes	(1,198)	(996)
Net increase in accrued interest receivable	(187)	(86)
Net decrease in prepaids and other assets	271	87
Net (decrease) increase in other liabilities	(1,015)	157
Net cash provided by operating activities	5,732	6,821

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities	5,350	7,375
Proceeds from sale of securities	10	770
Purchases of securities	(9,286)	(7,698)
Principal payments on securities	13,827	14,912
Securities held to maturity:
Proceeds from maturities	18,315	9,642
Purchases of securities	(50,509)	(32,858)
Principal payments on securities	15,862	7,534
Net redemption of Federal Home Loan Bank Stock	765	778
Purchase of long term certificate of deposit	(250)	-
Net increase in loans receivable	(25,334)	(13,365)
Proceeds from sale of foreclosed real estate	274	565
Purchases of premises and equipment	(165)	(253)
Net cash used by investing activities	(31,141)	(12,598)

Cash flows from financing activities
Net decrease in short-term FHLB advances	(14,000)	(14,300)
Net decrease in long-term FHLB advances	(3,000)	(3,000)
Payment of cash dividends	(1,798)	(970)
Proceeds from issuance of stock options	112	253
Excess tax benefit from share-based payment arrangements	-	4
Net increase in deposits	74,781	44,700
Net cash provided by financing activities	56,095	26,687

Net increase in cash and cash equivalents	30,686	20,910
Cash and cash equivalents at beginning of period	7,742	9,966
Cash and cash equivalents at end of period	$38,428	$30,876

Non-cash investing activites:
Foreclosed loans transferred to other real estate	$475	$653
Cash paid during period for:
Interest	$2,188	$2,778
Income taxes	$3,619	$3,108
See notes to consolidated financial statements

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three and Nine Months Ended March 31, 2013 and 2012

(1)           Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2012 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three and nine months ended March 31, 2013 and 2012 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2012, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2013.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)           Securities

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of March 31, 2013, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities as determined by management’s analysis at the time of purchase.  The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

Securities at March 31, 2013 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$14,750	$582	$-	$15,332
State and political subdivisions	2,429	42	-	2,471
Mortgage-backed securities-residential	8,618	320	-	8,938
Mortgage-backed securities-multi-family	44,580	639	277	44,942
Asset-backed securities	17	-	1	16
Corporate debt securities	4,541	455	1	4,995
Total debt securities	74,935	2,038	279	76,694
Equity and other securities	67	79	-	146
Total securities available for sale	75,002	2,117	279	76,840
Securities held to maturity:
U.S. treasury securities	7,006	29	-	7,035
U.S. government sponsored enterprises	2,999	21	16	3,004
State and political subdivisions	63,516	641	64	64,093
Mortgage-backed securities-residential	32,371	1,969	13	34,327
Mortgage-backed securities-multi-family	55,381	1,362	353	56,390
Other securities	934	2	1	935
Total securities held to maturity	162,207	4,024	447	165,784
Total securities	$237,209	$6,141	$726	$242,624

Securities at June 30, 2012 consisted of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available for sale:
U.S. government sponsored enterprises	$16,816	$582	$-	$17,398
State and political subdivisions	4,783	116	-	4,899
Mortgage-backed securities-residential	18,625	482	1	19,106
Mortgage-backed securities-multi-family	40,077	604	18	40,663
Asset-backed securities	20	-	1	19
Corporate debt securities	5,053	263	-	5,316
Total debt securities	85,374	2,047	20	87,401
Equity and other securities	67	60	-	127
Total securities available for sale	85,441	2,107	20	87,528
Securities held to maturity:
U.S. treasury securities	11,029	61	-	11,090
U.S. government sponsored enterprises	998	31	-	1,029
State and political subdivisions	62,212	556	99	62,669
Mortgage-backed securities-residential	48,101	2,282	4	50,379
Mortgage-backed securities-multi-family	23,673	952	6	24,619
Other securities	376	-	-	376
Total securities held to maturity	146,389	3,882	109	150,162
Total securities	$231,830	$5,989	$129	$237,690

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013.

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities-multi-family	$8,468	$277	$-	$-	$8,468	$277
Asset-backed securities	-	-	16	1	16	1
Corporate debt securities	501	1	-	-	501	1
Total securities available for sale	8,969	278	16	1	8,985	279
Securities held to maturity:
U.S. government sponsored enterprises	1,984	16	-	-	1,984	16
State and political subdivisions	7,097	63	682	1	7,779	64
Mortgage-backed securities-residential	1,584	13	-	-	1,584	13
Mortgage-backed securities-multi-family	33,230	353	-	-	33,230	353
Other securities	241	1	-	-	241	1
Total securities held to maturity	44,136	446	682	1	44,818	447
Total securities	$53,105	$724	$698	$2	$53,803	$726

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012.

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Mortgage-backed securities-residential	$340	$1	$-	$-	$340	$1
Mortgage-backed securities-multi-family	8,837	18	-	-	8,837	18
Asset-backed securities	-	-	19	1	19	1
Total securities available for sale	9,177	19	19	1	9,196	20
Securities held to maturity:
State and political subdivisions	10,696	99	-	-	10,696	99
Mortgage-backed securities-residential	527	4	-	-	527	4
Mortgage-backed securities-multi-family	4,189	6	-	-	4,189	6
Total securities held to maturity	15,412	109	-	-	15,412	109
Total securities	$24,589	$128	$19	$1	$24,608	$129

At March 31, 2013, there were 7 securities which have been in a continuous unrealized loss position for more than 12 months and 44 securities in a continuous unrealized loss position of less than 12 months.    When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the three months ended March 31, 2013 there were no gains or losses recognized on the sale of securities. During the nine months ended March 31, 2013, a gain on sale of $10,000 was recognized on a security that was previously written off as an other-than-temporary impairment.  During the nine months ended March 31, 2012 the Company sold $759,000 of corporate debt securities within its available-for-sale portfolio at a gain of $11,000.   There was no other-than-temporary impairment loss recognized during the three and nine months ended March 31, 2013 and 2012.

The estimated fair values of debt securities at March 31, 2013, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$3,905	$3,919
After one year through five years	13,164	13,820
After five years through ten years	4,651	5,059
After ten years	-	-
Total available for sale debt securities	21,720	22,798
Mortgage-backed and asset-backed securities	53,215	53,896
Equity securities	67	146
Total available for sale securities	75,002	76,840

Held to maturity debt securities
Within one year	15,645	15,680
After one year through five years	23,282	23,478
After five years through ten years	25,377	25,730
After ten years	10,151	10,179
Total held to maturity debt securities	74,455	75,067
Mortgage-backed	87,752	90,717
Total held to maturity securities	162,207	165,784
Total securities	$237,209	$242,624

As of March 31, 2013 and June 30, 2012, securities with an aggregate fair value of $201.3 million and $181.6 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of March 31, 2013 and June 30, 2012, securities with an aggregate fair value of $5.0 million and $5.3 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the nine months ended March 31, 2013 or 2012.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the periods ended March 31, 2013 or 2012.

(5)           Credit Quality of Loans and Allowance for Loan Losses

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.     Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans considered being of lesser quality.  Such ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a full loss reserve and/or charge-off is not warranted. Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”   Management also maintains a listing of loans designated “Watch.” These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk.

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it generally establishes a specific valuation allowance or “loss reserve” in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans.  When The Bank of Greene County identifies problem loans as being impaired, it is required to evaluate whether the Bank will be able to collect all amounts due either through repayments or the liquidation of the underlying collateral.  If it is determined that impairment exists, the Bank is required either to establish a specific allowance for losses equal to the amount of impairment of the assets, or to charge-off such amount.  The Bank of Greene County’s determination as to the classification of its loans and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

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

Construction lending generally involves a greater degree of risk than other residential mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property within specified cost limits.  The Bank of Greene County completes inspections during the construction phase prior to any disbursements.  The Bank of Greene County limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower’s ability to repay the loan.

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

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans. In addition, consumer loans expand the products and services offered by The Bank of Greene County to better meet the financial services needs of its customers.  Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the nature of the underlying collateral.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s personal financial stability.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Loan balances by internal credit quality indicator as of March 31, 2013 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$204,086	$292	$-	$4,357	$208,735
Nonresidential mortgage	84,238	156	998	2,248	87,640
Residential construction and land	2,007	-	-	-	2,007
Commercial construction	1,564	-	415	1,063	3,042
Multi-family	4,420	-	423	729	5,572
Home equity	21,164	25	-	28	21,217
Consumer installment	4,158	2	-	-	4,160
Commercial loans	22,583	115	353	1,001	24,052
Total gross loans	$344,220	$590	$2,189	$9,426	$356,425

Loan balances by internal credit quality indicator as of June 30, 2012 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$188,446	$-	$557	$4,375	$193,378
Nonresidential mortgage	77,761	-	588	2,445	80,794
Residential construction and land	2,156	-	-	-	2,156
Commercial construction	669	-	290	1,075	2,034
Multi-family	4,185	-	780	557	5,522
Home equity	22,708	-	-	100	22,808
Consumer installment	4,044	1	-	25	4,070
Commercial loans	20,045	39	762	842	21,688
Total gross loans	$320,014	$40	$2,977	$9,419	$332,450

The Company had no loans classified Doubtful or Loss at March 31, 2013 or June 30, 2012.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2013 and June 30, 2012.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York state law prior to a foreclosure sale, which may be in excess of two years.   Loans on nonaccrual status totaled $6.9 million at March 31, 2013 of which $4.1 million were in the process of foreclosure.  Included in nonaccrual loans, were $1.7 million of loans which were less than 90 days past due at March 31, 2013, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $1.6 million of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of March 31, 2013:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$1,407	$423	$3,489	$5,319	$203,416	$208,735	$4,094
Nonresidential mortgage	1,622	1,220	1,243	4,085	83,555	87,640	1,911
Residential construction and land	-	-	-	-	2,007	2,007	-
Commercial construction	-	-	-	-	3,042	3,042	-
Multi-family	-	146	463	609	4,963	5,572	463
Home equity	87	25	-	112	21,105	21,217	28
Consumer installment	48	2	-	50	4,110	4,160	-
Commercial loans	866	25	185	1,076	22,976	24,052	367
Total gross loans	$4,030	$1,841	$5,380	$11,251	$345,174	$356,425	$6,863

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2012:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$99	$1,674	$3,850	$5,623	$187,755	$193,378	$4,206
Nonresidential mortgage	424	1,088	1,041	2,553	78,241	80,794	1,868
Residential construction and land	-	-	-	-	2,156	2,156	-
Commercial construction	-	-	-	-	2,034	2,034	-
Multi-family	-	-	431	431	5,091	5,522	431
Home equity	52	-	100	152	22,656	22,808	60
Consumer installment	76	4	24	104	3,966	4,070	25
Commercial loans	3	596	257	856	20,832	21,688	303
Total gross loans	$654	$3,362	$5,703	$9,719	$322,731	$332,450	$6,893

The Bank of Greene County had accruing loans delinquent 90 days or more as of March 31, 2013 totaling $178,000 and had accruing loans delinquent more than 90 days as of June 30, 2012 totaling $124,000.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loan current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans:

	For the nine months ended March 31,		For the three months ended March 31
(In thousands)	2013	2012	2013	2012
Interest income that would have been recorded if loans had been performing in accordance with original terms	$398	$442	$123	$103
Interest income that was recorded on nonaccrual loans	180	211	54	88

Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are reviewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.   The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually evaluated for impairment, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

The tables below detail additional information on impaired loans at the date or periods indicated:

	As of March 31, 2013			For the nine months ended March 31, 2013		For the three months ended March 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$ 643	$ 643	$ -	$ 432	$ 32	$ 915	$ 14
Nonresidential mortgage	1,259	1,259	-	1,265	57	1,360	15
Commercial loans	-	-	-	108	13	77	3
	1,902	1,902	-	1,805	102	2,352	32
With an allowance recorded:
Residential mortgage	2,437	2,487	363	2,243	26	1,951	11
Nonresidential mortgage	1,082	1,082	291	1,015	13	985	5
Commercial construction	1,063	1,063	335	1,068	-	1,063	-
Multi-family	886	886	149	885	4	886	-
Home equity	-	-	-	257	4	-	-
Commercial loans	571	571	3	572	3	571	-
	6,039	6,089	1,141	6,040	50	5,456	16

Residential mortgage	3,080	3,130	363	2,675	58	2,866	25
Nonresidential mortgage	2,341	2,341	291	2,280	70	2,345	20
Commercial construction	1,063	1,063	335	1,068	-	1,063	-
Multi-family	886	886	149	885	4	886	-
Home equity	-	-	-	257	4	-	-
Commercial loans	571	571	3	680	16	648	3
	$ 7,941	$ 7,991	$ 1,141	$ 7,845	$ 152	$ 7,808	$ 48

	As of June 30, 2012			For the nine months ended March 31, 2012		For the three months ended March 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$ 213	$ 276	$ -	$ 213	$ -	$ 213	$ -
Nonresidential mortgage	1,148	1,148	-	535	40	736	19
Multi-family	433	433	-	49	4	146	4
	1,794	1,857	-	797	44	1,095	23
With an allowance recorded:
Residential mortgage	200	200	10	106	4	224	2
Nonresidential mortgage	648	648	208	819	19	651	6
Commercial construction	1,075	1,075	365	119	5	356	5
Multi-family	428	428	155	432	18	431	6
Commercial loans	562	562	35	535	27	563	10
	2,913	2,913	773	2,011	73	2,225	29

Residential mortgage	413	476	10	319	4	437	2
Nonresidential mortgage	1,796	1,796	208	1,354	59	1,387	25
Commercial construction	1,075	1,075	365	119	5	356	5
Multi-family	861	861	155	481	22	577	10
Commercial loans	562	562	35	535	27	563	10
	$ 4,707	$ 4,770	$ 773	$ 2,808	$ 117	$ 3,320	$ 52

The table below details loans that have been modified as a troubled debt restructuring during the nine months ended March 31, 2013.  There were no such restructurings for the three months ended March 31, 2013.

	As of March 31, 2013
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Residential mortgage	1	$246	$261	$261

This loan has been classified as troubled debt restructurings due to concessions granted to the debtor that The Bank of Greene County would not otherwise consider as a result of financial difficulties of the borrower.  For this loan, additional funds were advanced, the interest rate was reduced and the term extended.   At March 31, 2013, this loan was not in default but is currently included in non-accrual loans.  If the borrower performs under the terms of the modification, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, this loan will be returned to accrual status.   This loan identified as a troubled debt restructuring has been evaluated for impairment and the impact to the allowance for loan loss was immaterial.

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

Activity for the three months ended March 31, 2013

(In thousands)	Balance December 31, 2012	Charge-offs	Recoveries	Provision	Balance March 31, 2013
Residential mortgage	$2,429	$13	$-	$74	$2,490
Nonresidential mortgage	2,246	119	-	178	2,305
Residential construction and land	43	-	-	(15)	28
Commercial construction	391	-	-	24	415
Multi-family	286	-	-	(21)	265
Home equity	361	-	-	(84)	277
Consumer installment	281	69	28	(37)	203
Commercial loans	727	-	-	47	774
Unallocated	-	-	-	165	165
Total	$6,764	$201	$28	$331	$6,922

Activity for the nine months ended March 31, 2013

(In thousands)	Balance June 30, 2012	Charge-offs	Recoveries	Provision	Balance March 31, 2013
Residential mortgage	$2,163	$286	$-	$613	$2,490
Nonresidential mortgage	2,076	139	-	368	2,305
Residential construction and land	19	-	-	9	28
Commercial construction	407	-	-	8	415
Multi-family	337	-	-	(72)	265
Home equity	187	-	-	90	277
Consumer installment	207	201	70	127	203
Commercial loans	645	15	-	144	774
Unallocated	136	-	-	29	165
Total	$6,177	$641	$70	$1,316	$6,922

	Allowance for Loan Losses		Loans Receivable
	Ending Balance March 31, 2013 Impairment Analysis		Ending Balance March 31, 2013 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$363	$2,127	$3,080	$205,655
Nonresidential mortgage	291	2,014	2,341	85,299
Residential construction and land	-	28	-	2,007
Commercial construction	335	80	1,063	1,979
Multi-family	149	116	886	4,686
Home equity	-	277	-	21,217
Consumer installment	-	203	-	4,160
Commercial loans	3	771	571	23,481
Unallocated	-	165	-	-
Total	$1,141	$5,781	$7,941	$348,484

Activity for the three months ended March 31, 2012

(In thousands)	Balance December 31, 2011	Charge-offs	Recoveries	Provision	Balance March 31, 2012
Residential mortgage	$2,147	$114	$-	$65	$2,098
Nonresidential mortgage	1,947	-	-	(83)	1,864
Residential construction and land	31	-	-	(8)	23
Commercial construction	78	-	-	402	480
Multi-family	408	-	-	(55)	353
Home equity	217	-	-	(23)	194
Consumer installment	233	65	23	120	311
Commercial loans	556	35	-	90	611
Unallocated	-	-	-	33	33
Total	$5,617	$214	$23	$541	$5,967

Activity for the nine months ended March 31, 2012

(In thousands)	Balance June 30, 2011	Charge-offs	Recoveries	Provision	Balance March 31, 2012
Residential mortgage	$1,767	$172	$4	$499	$2,098
Nonresidential mortgage	1,859	212	-	217	1,864
Residential construction and land	27			(4)	23
Commercial construction	89			391	480
Multi-family	410			(57)	353
Home equity	186			8	194
Consumer installment	203	183	57	234	311
Commercial loans	528	35	2	116	611
Unallocated	-			33	33
Total	$5,069	$602	$63	$1,437	$5,967

	Allowance for Loan Loss		Loans Receivable
	Ending Balance June 30, 2012 Impairment Analysis		Ending Balance June 30, 2012 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$10	$2,153	$413	$192,965
Nonresidential mortgage	208	1,868	1,796	78,998
Residential construction and land	-	19	-	2,156
Commercial construction	365	42	1,075	959
Multi-family	155	182	861	4,661
Home equity	-	187	-	22,808
Consumer installment	-	207	-	4,070
Commercial loans	35	610	562	21,126
Unallocated	-	136	-	-
Total	$773	$5,404	$4,707	$327,743

(6)           Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2013 and June 30, 2012 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

			Fair Value Measurements Using
	March	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$15,332	$-	$15,332	$-
State and political subdivisions	2,471	-	2,471	-
Mortgage-backed securities-residential	8,938	-	8,938	-
Mortgage-backed securities-multi-family	44,942	-	44,942	-
Asset-backed securities	16	16	-	-
Corporate debt securities	4,995	4,995	-	-
Equity securities	146	146	-	-
Securities available for sale	$76,840	$5,157	$71,683	$-

			Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$17,398	$-	$17,398	$-
State and political subdivisions	4,899	-	4,899	-
Mortgage-backed securities-residential	19,106	-	19,106	-
Mortgage-backed securities-multi-family	40,663	-	40,663	-
Asset-backed securities	19	19	-	-
Corporate debt securities	5,316	5,316	-	-
Equity securities	127	127	-	-
Securities available for sale	$87,528	$5,462	$82,066	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available for sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

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

		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Impaired loans	$4,898	$-	$-	$4,898

June 30, 2012
Impaired loans	$2,353	$-	$-	$2,353

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2013
Impaired Loans	$4,898	Appraisal of collateral	Appraisal adjustments	0-25%
			Liquidation expenses	10-15%
June 30, 2012
Impaired Loans	$2,353	Appraisal of collateral	Appraisal adjustments	0-25%
			Liquidation expenses	10-15%

At March 31, 2013, loans subject to nonrecurring fair value measurement had a recorded investment of $6.0 million with related allowances of $1.1 million, and consisted of twelve residential mortgage loans, six nonresidential mortgage loans, two multifamily loans, two commercial construction and three commercial loans.  At June 30, 2012, loans subject to nonrecurring fair value measurement had a recorded investment of $3.1 million with related allowances of $773,000, and consisted of three residential mortgage loans, five nonresidential mortgage loans, one multifamily loan, one commercial construction loan and one commercial loan. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2013 and June 30, 2012, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	March 31, 2013		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$38,428	$38,428	$38,428	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	76,840	76,840	5,157	71,683	-
Securities held to maturity	162,207	165,784	-	165,784	-
Federal Home Loan Bank stock	979	979	-	979	-
Net loans	350,095	363,021	-	-	363,021
Accrued interest receivable	2,875	2,875	-	2,875	-
Deposits	586,718	586,886	-	586,886	-
Federal Home Loan Bank borrowings	4,000	3,993	-	3,993	-
Accrued interest payable	52	52	-	52	-

(In thousands)	June 30, 2012		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$7,742	$7,742	$7,742	$-	$-
Securities available for sale	87,528	87,528	5,462	82,066	-
Securities held to maturity	146,389	150,162	-	150,162	-
Federal Home Loan Bank stock	1,744	1,744	-	1,744	-
Net loans	326,751	341,263	-	-	341,263
Accrued interest receivable	2,688	2,688		2,688	-
Deposits	511,937	512,154	-	512,154	-
Federal Home Loan Bank borrowings	21,000	21,264	-	21,264	-
Accrued interest payable	83	83	-	83	-

(7)           Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three and nine months ended March 31, 2013 and 2012.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Nine months ended March 31, 2013	$4,970,000
Basic		4,185,707	$1.19
Effect of dilutive stock options		39,107	(0.01)
Diluted		4,224,814	$1.18

Nine months ended March 31, 2012	$4,487,000
Basic		4,150,978	$1.08
Effect of dilutive stock options		41,589	(0.01)
Diluted		4,192,567	$1.07

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Three months ended March 31, 2013	$1,537,000
Basic		4,187,671	$0.37
Effect of dilutive stock options		39,495	(0.01)
Diluted		4,227,166	$0.36

Three months ended March 31, 2012	$1,483,000
Basic		4,159,093	$0.36
Effect of dilutive stock options		38,337	(0.01)
Diluted		4,197,430	$0.35

(8)           Dividends

On January 16, 2013, the Board of Directors declared a quarterly cash dividend of $0.175 per share of Greene County Bancorp, Inc.’s common stock.  The dividend, which reflected an annual cash dividend rate of $0.70 cents per share, was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of February 15, 2013, and was paid on April 1, 2013.  Historically, Greene County Bancorp, MHC has waived its right to receive dividends declared on its shares of the Company’s common stock, and Greene County Bancorp, MHC had waived the receipt of dividends for the quarter ended March 31, 2013, subject to the non-objection of the Federal Reserve Board.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC obtained approval of its members at the special meeting of members held on February 19, 2013 to waive the dividend, and received the non-objection of the Federal Reserve Board for such dividend waiver.  Accordingly, such dividend was waived to Greene County Bancorp, MHC on April 1, 2013.  Greene County Bancorp, MHC has the ability to waive dividends declared through February 19, 2014 without obtaining another vote of its members.  Greene County Bancorp, MHC’s ability to waive divdends beyond this date cannot be reasonably determined at this time.

(9)           Impact of Recent Accounting Pronouncements

There were no recent accounting pronouncements which are expected to have a material impact the Company’s consolidated financial statements issued during the nine months ended March 31, 2013.

(10)           Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension costs related to the defined benefit pension plan for the nine and three months ended March 31, 2013 and 2012 were as follows:

	Nine months ended March 31,		Three months ended March 31,
(In thousands)	2013	2012	2013	2012
Interest cost	$134	$161	$45	$54
Expected return on plan assets	(153)	(168)	(51)	(56)
Amortization of net loss	57	27	19	9
Net periodic pension cost	$38	$20	$13	$7

The Company made a contribution to the defined benefit pension plan during the nine months ended March 31, 2013 in the amount of $1.5 million.  The Company does not anticipate that it will make any additional contributions during fiscal 2013.

SERP

On June 21, 2010, the Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan will benefit certain key senior executives of the Bank who are selected by the Board to participate.

The SERP Plan is intended to provide a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”). Accordingly, the SERP Plan obligates the Bank to make a contribution to each executive’s account on the first business day of each July and permits each executive to defer up to 50% of his or her base salary and 100% of his or her annual bonus to the SERP Plan, subject to the requirements of Section 409A of the Internal Revenue Code (“Code”). In addition, the Bank may, but is not required to, make additional discretionary contributions to the executives’ accounts from time to time. An executive becomes vested in the Bank’s contributions after 10 calendar years of service following the effective date of the SERP Plan, and is fully vested immediately for all deferral of salary and bonus. However, the Executive will vest in the present value of his or her account in the event of death, disability or a change in control of the Bank or the Company. In the event the executive is terminated involuntarily or resigns for good reason following a change in control, the present value of all remaining Bank contributions is accelerated and paid to the executive’s account, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within two years after a change in control, executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable. In the event the executive is entitled to a benefit from the SERP Plan due to retirement or other termination of employment, the benefit will be paid in 10 annual installments.

The net periodic pension costs related to the SERP for the three and nine months ended March 31, 2013 were $24,000 and $71,000, respectively, consisting primarily of service and interest costs.  The net periodic pension costs related to the SERP for the three and nine months ended March 31, 2012 were $18,000 and $60,000, respectively, consisting primarily of service costs.  The total liability for the SERP was $551,800 and $369,000 as of March 31, 2013 and June 30, 2012, respectively.

(11)           Stock-Based Compensation

At March 31, 2013, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2012.

The Company recognized $19,000 in compensation costs and related income tax benefit of $2,000 related to the 2008 Option Plan for the nine months ended March 31, 2012.  At March 31, 2013 and 2012, all granted shares were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plans for the nine months ended March 31, 2013 and 2012 is as follows:

	2013		2012
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	103,700	$12.50	144,834	$12.50
Exercised	(9,000)	$12.50	(22,234)	$12.50
Outstanding at period end	94,700	$12.50	122,600	$12.50

Exercisable at period end	94,700	$12.50	122,600	$12.50

The following table presents stock options outstanding and exercisable at March 31, 2013:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	94,700	5.5	$12.50

The total intrinsic value of the options exercised during the three and nine months ended March 31, 2013 was approximately $47,000 and $66,000, respectively.  The total intrinsic value of the options exercised during the three and nine months ended March 31, 2012 was approximately $90,000 and $113,000, respectively.  There were no stock options granted during the three or nine months ended March 31, 2013 or 2012.  All outstanding options were fully vested at March 31, 2013 or 2012.

Phantom Stock Option Plan and Long-term Incentive Plan

Greene County Bancorp, Inc. (the “Company”) entered into the Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-Term Incentive Plan (the “Plan”), effective as of July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 900,000 phantom stock options will be available for awards under the Plan.  A phantom stock option represents the right to receive a cash payment on the date the award vests in the participant equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income.  During the nine months ended March 31, 2013 and 2012, phantom stock options totaling 243,473 and 235,350, respectively, were awarded under the plan.  The Company recognized no compensation costs related to the phantom stock option plan during the three months ended March 31, 2013 and $67,800 during the three months ended March 31, 2012.  The Company recognized $106,800 and $203,400 in compensation costs related to the phantom stock option plan during the nine months ended March 31, 2013 and 2012, respectively.

(12)           Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of March 31, 2013 and June 30, 2012 are presented in the following table:

(in thousands)
Accumulated other comprehensive income	March 31, 2013	June 30, 2012
Unrealized gains on available for sale securities, net of tax	$1,127	$1,280
Unrealized loss on securities transferred to held to maturity, net of tax	(18)	(35)
Net losses and past service liability for defined benefit plan, net of tax	(1,049)	(1,072)
Accumulated other comprehensive income	$60	$173

(13)           Subsequent events

On April 16, 2013, the Board of Directors declared a cash dividend for the quarter ended March 31, 2013 of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 15, 2013, and will be paid on May 31, 2013.  Historically, the MHC has waived its right to receive dividends declared on its shares of the Company’s common stock, and the MHC has waived the receipt of dividends for the quarter ended March 31, 2013, subject to the non-objection of the Federal Reserve Board.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC obtained approval of its members at the special meeting of members held on February 19, 2013 to waive the dividend, and received the non-objection of the Federal Reserve Board for such dividend waiver. The MHC intends to waive its receipt of the dividend payable on May 31, 2013.

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

Comparison of Financial Condition as of March 31, 2013 and June 30, 2012

ASSETS

Total assets of the Company were $650.2 million at March 31, 2013 as compared to $590.7 million at June 30, 2012, an increase of $59.5 million, or 10.1%.  Securities available for sale and held to maturity amounted to $239.0 million, or 36.8% of assets, at March 31, 2013 as compared to $233.9 million, or 39.6% of assets, at June 30, 2012, an increase of $5.1 million or 2.2%.   Net loans grew by $23.3 million, or 7.1%, to $350.1 million at March 31, 2013 as compared to $326.8 million at June 30, 2012.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased to $38.4 million at March 31, 2013 as compared to $7.7 million at June 30, 2012, an increase of $30.7 million.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, increased $5.1 million, or 2.2%, to $239.0 million at March 31, 2013 as compared to $233.9 million at June 30, 2012.  Securities purchases totaled $59.8 million during the nine months ended March 31, 2013 and consisted of $15.7 million of state and political subdivision securities, $2.0 million of U.S. government sponsored enterprises, $41.0 million of mortgage-backed securities, $501,000 of corporate securities and $603,000 of other securities. Principal pay-downs and maturities amounted to $53.4 million, of which $29.7 million were mortgage-backed securities, $16.7 million were state and political subdivision securities, $4.0 million were U.S. Treasury securities, $2.0 million were U.S. government agency securities and $1.0 million were corporate securities. Greene County Bancorp, Inc. holds 27.6% of its securities portfolio at March 31, 2013 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	Carrying Value at
(Dollars in thousands)	March 31, 2013		June 30, 2012
		Percentage		Percentage
	Balance	of portfolio	Balance	of portfolio
Securities available for sale:
U.S. government sponsored enterprises	$15,332	6.4%	$17,398	7.4%
State and political subdivisions	2,471	1.0	4,899	2.1
Mortgage-backed securities-residential	8,938	3.7	19,106	8.2
Mortgage-backed securities-multifamily	44,942	18.8	40,663	17.4
Asset-backed securities	16	-	19	-
Corporate debt securities	4,995	2.1	5,316	2.3
Total debt securities	76,694	32.0	87,401	37.4
Equity and other securities	146	0.1	127	0.1
Total securities available for sale	76,840	32.1	87,528	37.5
Securities held to maturity:
U.S. treasury securities	7,006	2.9	11,029	4.7
U.S. government sponsored enterprises	2,999	1.3	998	0.4
State and political subdivisions	63,516	26.6	62,212	26.6
Mortgage-backed securities-residential	32,371	13.5	48,101	20.5
Mortgage-backed securities-multifamily	55,381	23.2	23,673	10.1
Other securities	934	0.4	376	0.2
Total securities held to maturity	162,207	67.9	146,389	62.5
Total securities	$239,047	100.0%	$233,917	100.0%

LOANS

Net loans receivable increased to $350.1 million at March 31, 2013 from $326.8 million at June 30, 2012, an increase of $23.3 million, or 7.1%.  The loan growth experienced during the nine months primarily consisted of $6.8 million in nonresidential real estate loans, $15.4 million in residential mortgage loans,  $859,000 in construction loans, $50,000 in multi-family mortgage loans and $2.5 million in non-mortgage loans, and was partially offset by a $1.6 million decrease in home equity loans and a $745,000 increase in the allowance for loan loss.  The continued low interest rate environment and, we believe, strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s market areas could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	March 31, 2013		June 30, 2012
Real estate mortgages:	Balance	Percentage of Porfolio	Balance	Percentage of Porfolio
Residential mortgage	$208,735	58.6%	$193,378	58.2%
Nonresidential mortgage	87,640	24.6	80,794	24.3
Construction and land	5,049	1.4	4,190	1.2
Multi-family	5,572	1.5	5,522	1.7
Total real estate mortgages	306,996	86.1	283,884	85.4
Home equity	21,217	6.0	22,808	6.9
Consumer installment	4,160	1.2	4,070	1.2
Commercial loans	24,052	6.7	21,688	6.5
Total gross loans	356,425	100.0%	332,450	100.0%
Deferred fees and costs	592		478
Allowance for loan losses	(6,922)		(6,177)
Total net loans	$350,095		$326,751

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

Analysis of allowance for loan losses activity

	Nine months ended March 31,
(Dollars in thousands)	2013	2012
Balance at the beginning of the period	$6,177	$5,069
Charge-offs:
Residential real estate mortgages	286	172
Nonresidential mortgage	139	212
Consumer installment	201	183
Commercial loans	15	35
Total loans charged off	641	602

Recoveries:
Residential real estate mortgages	-	4
Consumer installment	70	57
Commercial loans	-	2
Total recoveries	70	63

Net charge-offs	571	539

Provisions charged to operations	1,316	1,437
Balance at the end of the period	$6,922	$5,967

Ratio of annualized net charge-offs to average loans outstanding	0.22%	0.23%
Ratio of annualized net charge-offs to nonperforming assets	10.18%	9.92%
Allowance for loan losses to nonperforming loans	98.31%	87.33%
Allowance for loan losses to total loans receivable	1.94%	1.88%

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

Analysis of Nonaccrual Loans and Nonperforming Assets

	At March 31, 2013	At June 30, 2012
(Dollars in thousands)
Nonaccruing loans:
Real estate mortgage loans:
Residential	$4,094	$4,206
Nonresidential	1,911	1,868
Multi-family	463	431
Home equity loans	28	60
Consumer installment	-	25
Commercial loans	367	303
Total nonaccruing loans	6,863	6,893
90 days & accruing
Residential	178	83
Home equity loans	-	41
Total 90 days & accruing	178	124
Real Estate Owned:
Residential	239	60
Nonresidential	196	200
Total real estate owned	435	260
Total nonperforming assets	$7,476	$7,277

Total nonperforming assets as a percentage of total assets	1.15%	1.23%
Total nonperforming loans to net loans	2.01%	2.15%

The table below details additional information related to nonaccrual loans for the periods indicated:

	For the nine months ended March 31,		For the three months ended March 31
(In thousands)	2013	2012	2013	2012
Interest income that would have been recorded if loans had been performing in accordance with original terms	$398	$442	$123	$103
Interest income that was recorded on nonaccrual loans	180	211	54	88

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:

(In thousands)	March 31, 2013	June 30, 2012	March 31, 2012
Balance of impaired loans, with a valuation allowance	$6,039	$2,913	$2,911
Allowances relating to impaired loans included in allowance for loan losses	1,141	773	778
Balance of impaired loans, without a valuation allowance	1,902	1,794	1,803
Average balance of impaired loans for the nine months ended	7,845		2,808
Interest income recorded on impaired loans during the nine months ended	152		117

Nonperforming assets amounted to $7.5 million at March 31, 2013 and $7.3 million at June 30, 2012, an increase of $199,000 or 2.7%, and total impaired loans amounted to $7.9 million at March 31, 2013 compared to $4.7 million at June 30, 2012, an increase of $3.2 million or 68.1%.  This growth has been the result of adverse changes within the economy and increases in local unemployment.  This growth is also due to a change in the Company’s policy in which it lowered the threshold of loans individually evaluated for impairment. Loans on nonaccrual status totaled $6.9 million at March 31, 2013 of which $4.1 million were in the process of foreclosure.  Included in nonaccrual loans, were $1.7 million of loans which were less than 90 days past due at March 31, 2013, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $1.6 million of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

DEPOSITS

Total deposits increased to $586.7 million at March 31, 2013 from $511.9 million at June 30, 2012, an increase of $74.8 million, or 14.6%.  This increase was primarily the result of an increase of $60.8 million in balances at Greene County Commercial Bank due primarily to the annual collection of taxes by several local municipalities. Interest bearing checking accounts (NOW accounts) increased $43.0 million, or 24.0%, to $222.0 million at March 31, 2013 as compared to $179.0 million at June 30, 2012.  Money market deposits increased $23.3 million, or 30.9%, and savings deposits increased $19.4 million, or 14.6% between June 30, 2012 and March 31, 2013.   Partially offsetting these increases was a decrease in certificates of deposit of $10.8 million, or 15.0%, from $72.0 million at June 30, 2012 to $61.2 million at March 31, 2013.

(Dollars in thousands)	At March 31, 2013	Percentage of Portfolio	At June 30, 2012	Percentage of Portfolio
Noninterest bearing deposits	$52,688	9.0%	$52,783	10.3%
Certificates of deposit	61,242	10.4	72,045	14.1
Savings deposits	152,188	25.9	132,822	25.9
Money market deposits	98,562	16.8	75,265	14.7
NOW deposits	222,038	37.9	179,022	35.0
Total deposits	$586,718	100.0%	$511,937	100.0%

BORROWINGS

At March 31, 2013, The Bank of Greene County had pledged approximately $183.8 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $147.9 million at March 31, 2013, of which $4.0 million in term borrowings were outstanding at March 31, 2013.  There were no overnight borrowings outstanding at March 31, 2013.   Interest rates on overnight borrowings are determined at the time of borrowing.  Term borrowings consisted of two $2.0 million fixed rate, fixed term advances with a weighted average rate of 1.47% and a weighted average maturity of 77 month.  During the quarter ended March 31, 2013, the Company prepaid $5.0 million of borrowings, which carried a 3.64% interest rate.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At March 31, 2013, approximately $5.0 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at March 31, 2013.

The Bank of Greene County has established an unsecured line of credit with Atlantic Central Bankers Bank for $6.0 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At March 31, 2013 and 2012 there were no balances outstanding with Atlantic Central Bankers Bank, and there was no activity during the nine months ended March 31, 2013 and 2012.

Scheduled maturities of long term borrowings at March 31, 2013 were as follows:

(In thousands)
Fiscal year end
2020	$2,000
2021	2,000
Total long term borrowings	$4,000

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $55.8 million at March 31, 2013 from $52.7 million at June 30, 2012, as net income of $5.0 million was partially offset by dividends declared and paid of $1.8 million. Additionally, shareholders’ equity decreased $113,000 as a result of a decrease in accumulated other comprehensive income.  The remaining change in equity, representing a $112,000 increase, was the result of options exercised under the Company’s 2008 Stock Option Plan.

Comparison of Operating Results for the Nine and Three Months Ended March 31, 2013 and 2012

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the nine and three months ended March 31, 2013 and 2012.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Nine Months Ended March 31, 2013 and 2012

(Dollars in thousands)	2013	2013	2013	2012	2012	2012
	Average Oustanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Oustanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest Earning Assets:
Loans receivable, net1	$346,903	$13,693	5.26%	$313,159	$13,384	5.70%
Securities2	233,344	4,458	2.55	207,490	4,912	3.16
Interest bearing bank balances and federal funds	11,996	28	0.30	10,733	17	0.21
FHLB stock	1,283	44	4.57	1,406	49	4.65
Total interest earning assets	593,526	18,223	4.09%	532,788	18,362	4.60%
Cash and due from banks	7,828			7,552
Allowance for loan losses	(6,554)			(5,459)
Other non-interest earning assets	18,023			19,202
Total assets	$612,823			$554,083

Interest-Bearing Liabilities:
Savings and money market deposits	$230,398	$840	0.49%	$194,644	$889	0.61%
NOW deposits	196,824	744	0.50	159,654	716	0.60
Certificates of deposit	66,112	390	0.79	82,606	858	1.38
Borrowings	10,760	183	2.27	14,964	315	2.81
Total interest bearing liabilities	504,094	2,157	0.57%	451,868	2,778	0.82%
Non-interest bearing deposits	50,869			49,257
Other non-interest bearing liabilities	3,667			3,072
Shareholders' equity	54,193			49,886
Total liabilities and equity	$612,823			$554,083

Net interest income		$16,066			$15,584
Net interest rate spread			3.52%			3.78%
Net earnings assets	$89,432			$80,920
Net interest margin			3.61%			3.90%
Average interest earning assets to average interest bearing liabilities			117.74%			117.91%

____________________________________
1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Three Months Ended March 31, 2013 and 2012

(Dollars in thousands)	2013	2013	2013	2012	2012	2012
	Average Oustanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Oustanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest Earning Assets:
Loans receivable, net1	$354,451	$4,525	5.11%	$316,903	$4,441	5.61%
Securities2	241,317	1,441	2.39	209,730	1,539	2.94
Interest bearing bank balances and federal funds	11,292	6	0.21	7,858	3	0.15
FHLB stock	1,195	13	4.35	1,183	16	5.41
Total interest earning assets	608,255	5,985	3.93%	535,674	5,999	4.48%
Cash and due from banks	7,374			7,937
Allowance for loan losses	(6,833)			(5,728)
Other non-interest earning assets	18,672			19,252
Total assets	$627,468			$557,135

Interest-Bearing Liabilities:
Savings and money market deposits	$242,978	$279	0.46%	$199,831	$299	0.60%
NOW deposits	202,187	246	0.49	166,246	244	0.59
Certificates of deposit	62,712	112	0.71	77,456	206	1.06
Borrowings	8,790	44	2.00	10,006	88	3.52
Total interest bearing liabilities	516,667	681	0.53%	453,539	837	0.74%
Non-interest bearing deposits	51,506			49,709
Other non-interest bearing liabilities	4,085			2,717
Shareholders' equity	55,210			51,170
Total liabilities and equity	$627,468			$557,135

Net interest income		$5,304			$5,162
Net interest rate spread			3.40%			3.74%
Net earnings assets	$91,588			$82,135
Net interest margin			3.49%			3.85%
Average interest earning assets to average interest bearing liabilities			117.73%			118.11%

_________________________________
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

	Nine Months Ended March 31,			Three Months Ended March 31,
(Dollars in thousands)	2013 versus 2012			2013 versus 2012
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net1	$1,384	$(1,075)	$309	$500	$(416)	$84
Securities2	567	(1,021)	(454)	214	(312)	(98)
Interest bearing bank balances and federal funds	2	9	11	2	1	3
FHLB stock	(4)	(1)	(5)	-	(3)	(3)
Total interest earning assets	1,949	(2,088)	(139)	716	(730)	(14)

Interest-Bearing Liabilities:
Savings and money market deposits	146	(195)	(49)	58	(78)	(20)
NOW deposits	156	(128)	28	48	(46)	2
Certificates of deposit	(149)	(319)	(468)	(34)	(60)	(94)
Borrowings	(78)	(54)	(132)	(10)	(34)	(44)
Total interest bearing liabilities	75	(696)	(621)	62	(218)	(156)
Net change in net interest income	$1,874	$(1,392)	$482	$654	$(512)	$142

________________________________________
1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities,  asset-backed securities and long term certificates of deposit.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets remained constant at 1.08% for the nine months ended March 31, 2013 and 2012, and decreased to 0.98% from 1.06% for the quarters ended March 31, 2013 and 2012, respectively.  Annualized return on average equity increased to 12.23% for the nine months ended March 31, 2013 as compared to 11.99% for the nine months ended March 31, 2012.  The increase in return on average assets and return on average equity was primarily the result of higher net interest income, and higher noninterest income.  Annualized return on average equity decreased to 11.14% for the quarter ended March 31, 2013 compared to 11.59% for the quarter ended March 31, 2012.  The decrease in return on average assets and return on average equity for the quarters ended March 31, 2013 and 2012 was the result of net income being flat primarily due to an increase in noninterest expenses that offset an increase in net interest income.  Net income amounted to $5.0 million and $4.5 million for the nine months ended March 31, 2013 and 2012, respectively, an increase of $483,000 or 10.8% and amounted to $1.5 million for both the quarters ended March 31, 2013 and 2012.  Average assets increased $58.7 million, or 10.6% to $612.8 million for the nine months ended March 31, 2013 as compared to $554.1 million for the nine months ended March 31, 2012.  Average equity increased $4.3 million, or 8.6%, to $54.2 million for the nine months ended March 31, 2013 as compared to $49.9 million for the nine months ended March 31, 2012.  Average assets increased $70.4 million, or 12.6% to $627.5 million for the quarter ended March 31, 2013 as compared to $557.1 million for the quarter ended March 31, 2012.  Average equity increased $4.0 million, or 7.8% to $55.2 million for the quarter ended March 31, 2013 as compared to $51.2 million for the quarter ended March 31, 2012.

INTEREST INCOME

Interest income amounted to $18.2 million for the nine months ended March 31, 2013 as compared to $18.4 million for the nine months ended March 31, 2012, a decrease of $139,000 or 0.8%.  Interest income amounted to $6.0 million for both the quarters ended March 31, 2013 and March 31, 2012.  The combined decrease in loan and securities yields had the greatest impact on interest income when comparing the nine months and quarters ended March 31, 2013 and 2012, and was offset by increases in loan and securities volumes.  Average loan balances increased $33.7 million for the nine months ended March 31, 2013 as compared to March 31, 2012 while the yield decreased by 44 basis points when comparing the same periods.  Average loan balances increased $37.6 million for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 and the yield decreased by 50 basis points when comparing the same periods.  Average securities balances increased $25.8 million for the nine months ended March 31, 2013 as compared to March 31, 2012 while the yield decreased by 61 basis points when comparing the same periods.  Average securities balances increased $31.6 million for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 and the yield decreased 55 basis points when comparing the same periods.

INTEREST EXPENSE

Interest expense amounted to $2.2 million for the nine months ended March 31, 2013, as compared to $2.8 million for the nine months ended March 31, 2012, a decrease of $621,000.  Interest expense amounted to $681,000 for the quarter ended March 31, 2013, as compared to $837,000 for the quarter ended March 31, 2012, a decrease of $156,000.  Decreases in rates on interest-bearing liabilities in the continuing low interest rate environment had the greatest impact on overall interest expense for the quarter and nine months ended March 31, 2013 as compared to March 31, 2012.

As illustrated in the Rate/Volume Analysis Table, interest expense was reduced $621,000 and $156,000 when comparing the nine months and quarters ended March 31, 2013 and 2012, respectively, due to decreases of 25 basis points and 21 basis points, respectively, in the average rate on interest-bearing liabilities in those same periods.  Also, interest expense was further reduced as a result of a shift in deposit balances from higher-costing certificates of deposit and borrowed funds, to lower-costing savings and money market deposits.

The average rate paid on NOW deposits decreased 10 basis points when comparing the nine months and quarters ended March 31, 2013 and 2012. The average balance of such accounts grew by $37.2 million for the nine months ended March 31, 2013 and increased by $35.9 million for the quarter ended March 31, 2013.  The average balance of certificates of deposit decreased by $16.5 million and the average rate paid decreased by 59 basis points when comparing the nine months ended March 31, 2013 and 2012.  The average balance of certificates of deposit decreased by $14.7 million and the average rate paid decreased by 35 basis points when comparing the quarters ended March 31, 2013 and 2012.  The average balance of savings and money market deposits increased by $35.8 million when comparing the nine months ended March 31, 2013 and 2012 and increased by $43.1 million when comparing the quarters ended March 31, 2013 and 2012. The average rate paid on savings and money markets decreased 12 basis points and 14 basis points when comparing the nine months and quarters ended March 31, 2013 and 2012, respectively.   The average balance of borrowings decreased $4.2 million and $1.2 million when comparing the nine months and quarters ended March 31, 2013 and 2012.  The rate paid on these borrowings decreased 54 basis points and 152 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income increased $482,000 to $16.1 million for the nine months ended March 31, 2013 compared to $15.6 million for the nine months ended March 31, 2012, and increased $142,000 to $5.3 million for the quarter ended March 31, 2013 compared to $5.2 million for the quarter ended March 31, 2012. The increase in average balances of loans and securities, along with a decrease in rates paid on deposit accounts, primarily led to an increase in net interest income when comparing the nine months and quarters ended March 31, 2013 and 2012.  Net interest rate spread decreased 26 basis points to 3.52% for the nine months ended March 31, 2013 from 3.78% for the nine months ended March 31, 2012, and decreased 34 basis points to 3.40% for the three months ended March 31, 2013 from 3.74% for the three months ended March 31, 2012.  Net interest margin decreased 29 basis points to 3.61% for the nine months ended March 31, 2013 from 3.90% for the nine months ended March 31, 2012, and decreased 36 basis points to 3.49% for the quarter ended March 31, 2013 as compared to 3.85% for the quarter ended March 31, 2012.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  During the nine months ended March 31, 2013 and 2012, the Company increased the level of allowance for loan losses due to the continued high level of nonperforming assets and loan charge-offs resulting from a decline in the overall economy, and an increase in local unemployment.  As a result, the provision for loan losses amounted to $1.3 million and $1.4 million for the nine months ended March 31, 2013 and 2012, respectively.  The provision for loan losses amounted to $331,000 and $541,000 for the quarters ended March 31, 2013 and 2012, respectively. The level of allowance for loan losses to total loans receivable increased to 1.94% at March 31, 2013 compared to 1.86% at June 30, 2012.  Nonperforming loans amounted to $7.0 million at March 31, 2013 and June 30, 2012.  Net charge-offs amounted to $571,000 and $539,000 for the nine months ended March 31, 2013 and 2012, respectively, an increase of $32,000.   At March 31, 2013, nonperforming assets were 1.15% of total assets and nonperforming loans were 2.01% of net loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $117,000 and decreased $36,000 when comparing the nine months and quarters ended March 31, 2013 and 2012, respectively.  Noninterest income amounted to $3.7 million and $1.1 million for the nine months and quarter ended March 31, 2013, respectively.  The increase for the nine months ended March 31, 2013 was primarily the result of higher service charges on deposit accounts due to growth in the number of deposit accounts, as well as an increase in fees earned through investment services.

NONINTEREST EXPENSE

Noninterest expense increased $218,000 and $225,000 when comparing the nine months and quarters ended March 31, 2013 and 2012, respectively.  The increase for the nine months and quarter ended March 31, 2013 was primarily the result of an increase of $207,000 and $78,000, respectively in salaries and employee benefits which was partially due to an increase in medical insurance expenses and also to growth in staffing within the Company’s lending department.  During the nine months and quarter ended March 31, 2013, the Company prepaid $6.0 million and $5.0 million, respectively, in long term borrowings and recognized prepayment penalties of $155,000 and $112,000.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 29.1% and 30.0% for the three and nine months ended March 31, 2013, compared to 28.6% and 32.0% for the three and nine months ended March 31, 2012.   The decrease in the effective tax rate for the nine months ended March 31, 2013 is related to benefits derived from tax reduction strategies implemented between the periods reported.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $16.3 million at March 31, 2013.  The unused portion of overdraft lines of credit amounted to $733,000, the unused portion of home equity lines of credit amounted to $7.8 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $10.8 million at March 31, 2013.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2013 and June 30, 2012.  Consolidated shareholders’ equity represented 8.6% of total assets at March 31, 2013 and 8.9% of total assets of June 30, 2012.

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
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Busiess Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  May 10, 2013

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 10, 2013

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

Date: May 10, 2013                                                                                  /s/ Donald E. Gibson
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

Date: May 10, 2013                                                                                  /s/ Michelle M. Plummer
    Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2013 and that to the best of his knowledge:

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

Date: May 10, 2013                                                                                  /s/ Donald E. Gibson
    Donald E. Gibson
President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2013 and that to the best of her knowledge:

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

Date: May 10, 2013                                                                                  /s/ Michelle M. Plummer
    Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer