Form 10-K
period 2013-06-30
GREENE COUNTY BANCORP INC
filed 2013-09-30
CIK 1070524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

OR

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________________ to ______________________

Commission File Number: 0-25165

GREENE COUNTY BANCORP, INC.

(Name of registrant as specified in its Charter)

            United States                       14-1809721

(State or Other Jurisdiction of Incorporation or Organization)(I.R.S. Employer Identification No.)

      302 Main Street, Catskill, New York12414

(Address of Principal Executive Office)(Zip Code)

(518) 943-2600

(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class                             Name of exchange on which registered

Common Stock, par value $0.10 per share      The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ]          NO   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [ ]   NO   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.YES       [X]      NO    [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES       [X]      NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES       [X]     NO[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]Accelerated filer [ ]

Non-accelerated filer     [ ]Smaller reporting company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [ ]    NO    [X]

As of December 31, 2012, there were issued and outstanding 4,185,671 shares of the Registrant's common stock of which 1,295,317 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $21.00 on December 31, 2012, the aggregate value of stock held by non-affiliates was $27,202,000.  As of September 13, 2013, there were issued and outstanding 4,198,154 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

GREENE COUNTY BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

	Index
Part I
Item 1.	Business	4-20
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Mine Safety Disclosures	23

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23-24
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	44-79
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A.	Controls and Procedures	79-80
Item 9B.	Other Information	80

Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	80
Item 11.	Executive Compensation	80
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
Item 13.	Certain Relationships and Related Transactions and Director Independence	80
Item 14.	Principal Accountant Fees and Services	80

Part IV
Item 15.	Exhibits and Financial Statement Schedules	81
	Signatures	82

Exhibit 21.0	Subsidiaries of Greene County Bancorp, Inc.	83
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm – ParenteBeard LLC	84
		83
Exhibit 23.2	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP	85
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	86
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	87
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	88
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	89
Exhibit 101	Extensible Business Reporting Language (XBRL)	90

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

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a federally chartered savings bank.  A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (55.0%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.  The Bank of Greene County operates a limited-purpose subsidiary, Greene County Commercial Bank.  The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.  The Bank of Greene County also operates a real estate investment trust, Greene Property Holdings, Ltd., which beneficially owns mortgages originated through The Bank of Greene County.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered savings and loan holding companies was transferred to the Federal Reserve Board under the Dodd-Frank Act.  At June 30, 2013, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash.  At June 30, 2013, 1,888,022 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 113,016 shares were held as Treasury stock and 2,304,632 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and monitoring its cash position.

At June 30, 2013, Greene County Bancorp, Inc. had consolidated assets of $633.6 million, consolidated total deposits of $558.4 million, consolidated borrowings from the Federal Home Loan Bank of New York (FHLB) of $14.6 million and consolidated equity of $56.1 million.

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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, nonresidential mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in investment securities and mortgage-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential and nonresidential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. Through its affiliation with Fenimore Asset Management and Essex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York (FHLB), and principal and interest payments on loans and securities.  At June 30, 2013, The Bank of Greene County, excluding its subsidiary Greene County Commercial Bank, had total assets of $483.2 million, total deposits of $410.4 million, borrowings from the FHLB of $14.6 million and total equity of $54.0 million.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law.  At June 30, 2013, Greene County Commercial Bank had $200.5 million in assets, $150.3 million in total deposits, $34.4 million in borrowings from The Bank of Greene County, and $15.6 million in total equity.

Greene County Commercial Bank’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene Property Holdings, Ltd.

Greene Property Holdings, Ltd. was formed in June 2011 as a New York corporation that elected under the Internal Revenue Code to be taxed as a real estate investment trust.  The Bank of Greene County transferred beneficial ownership of certain mortgages and notes to Greene Property Holdings, Ltd. in exchange for 100% of the common stock of Greene Property Holdings, Ltd. The Bank of Greene County continues to service these mortgage customers pursuant to a management and servicing agreement with Greene Property Holdings, Ltd. At June 30, 2013, Greene Property Holdings, Ltd. had $179.1 million in assets, and $179.1 million in total equity.

Greene Property Holdings, Ltd’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 55.0% of the issued and outstanding common stock of Greene County Bancorp, Inc.  Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $526,000, in cash and cash equivalents at June 30, 2013.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Market Area

The Bank of Greene County is a community bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County currently operates twelve full-service banking offices in Greene County, Columbia County and southern Albany County, New York.  The Bank of Greene County's primary market area is currently concentrated around the areas within the Hudson Valley Region.

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

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity.  Cash, cash equivalents and securities available for sale comprised 12.0% of total consolidated bank assets at June 30, 2013, all of which can be used for liquidity needs.  The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.   Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans including many commercial lloans in order to help mitigate interest rate risk.

The loan portfolio composition and loan maturity schedule are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

Discussion regarding the credit quality of the loan portfolio is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note  4, Loans, of this Report.

Residential and Construction and Land Loans.  The Bank of Greene County's primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by single-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  For the year ended June 30, 2013, The Bank of Greene County originated approximately 90.0% of residential mortgage loans with a loan-to-value ratio of 80.0% or less.  The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  For the year ended June 30, 2013, less than one percent of the residential mortgage loans originated by The Bank of Greene County were originated with private mortgage insurance.   Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, The Bank of Greene County has been successful in marketing and originating such loans with 10 and 15-year terms. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, hazard and flood insurance, as well as title insurance on most properties collateralizing real estate loans made by The Bank of Greene County.

At June 30, 2013, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

The Bank of Greene County currently offers residential mortgage loans with fixed and adjustable interest rates.  Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, The Bank of Greene County's interest rate gap position, and loan products offered by The Bank of Greene County's competitors.  In the current low interest rate environment, most of our borrowers prefer fixed-rate loans to adjustable-rate loans.  Single-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The average length of time that The Bank of Greene County's single-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

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

The Bank of Greene County originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences.  The Bank of Greene County issues a commitment and has one closing which encompasses both the construction phase and permanent financing.  The construction phase is a maximum term of twelve months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 89.9% (or up to 95.0% with private mortgage insurance), of the completed project.  The Bank of Greene County also offers loans collateralized by undeveloped land.  The acreage associated with such loans is limited.  These land loans generally are intended for future sites of primary or secondary residences.  The terms of vacant land loans generally have a ten-year amortization and a five-year balloon payment.

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

Nonresidential mortgages and Multifamily Loans.  We have increased our focus on nonresidential mortgages and multifamily loans, and have developed a strong team of lenders and business development staff which, we believe, has resulted in our growth in these portfolios.  Office buildings, mixed-use properties and other commercial properties collateralize nonresidential mortgages. The Bank of Greene County originates fixed- and adjustable-rate nonresidential mortgage loans with maximum terms of up to 25 years.

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

The Bank of Greene County originates a limited number of multi-family loans. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area. The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of nonresidential mortgage loans.

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

The Bank of Greene County’s underwriting procedures for consumer loans include an assessment of the applicant's credit history and an assessment of the applicant’s ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The Bank of Greene County underwrites its consumer loans internally, which The Bank of Greene County believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.  At this time, The Bank of Greene County does not purchase loans from any external sources.

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

Commercial Loans.  The Bank of Greene County also originates commercial loans with terms of up to 10 years at fixed and adjustable rates.  The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications.  The decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment.  A mortgage may also be taken for additional collateral purposes, but is considered secondary to the other collateral for commercial business loans.  The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial borrowers.  The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan.  The Bank of Greene County’s commercial loan portfolio includes loans collateralized by inventory, fire trucks, other equipment, or real estate.

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

Loans to One Borrower.  Federal savings banks are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is collateralized by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  The Bank of Greene County's policy provides that loans to one borrower (or related borrowers) should not exceed 10% of The Bank of Greene County’s capital and reserves.

At June 30, 2013, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a commercial mortgage with an outstanding balance of $3.0 million. This loan was performing in accordance with its terms at June 30, 2013.

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

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2013, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

Greene County Bancorp, Inc. has classified its investments in debt and equity securities as either available-for-sale or held-to-maturity.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income (loss) component of shareholders’ equity, net of applicable income taxes.  Held-to-maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and balances are reported at amortized cost.  The Company does not have trading securities in its portfolio.

The estimated fair values of debt securities at June 30, 2013 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

Additional discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the level of mortgage-backed securities is set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

Discussion related to the evaluation of the portfolio for other-than-temporary impairment is set forth in Part II, Item 8 Financial Statements and Supplementary Data, Note 1, Summary of significant accounting policies, and Note 3, Securities, of this Report.

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

Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $150.3 million in deposits at June 30, 2013.

Borrowed Funds.  The Company maintains borrowing arrangements in the form of lines of credit through the Federal Home Loan Bank of New York (“FHLB”), the Federal Reserve Bank of New York (“FRB”), and Atlantic Central Bankers Bank (“ACBB”).  The Bank of Greene County may also obtain term borrowings from the FHLB.  With the exception of the line of credit with ACBB, these borrowing arrangements are secured by residential mortgage loans or investment securities.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Report.

Personnel

As of June 30, 2013, The Bank of Greene County had 117 full-time employees and 14 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also Bank employees.  A collective bargaining group does not represent the employees and The Bank of Greene County considers its relationship with its employees to be good.

Information

We make available free of charge through our website (www.tbogc.com) the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

At June 30, 2013, The Bank of Greene County’s total federal pre-1988 reserve was approximately $1.8 million.  This reserve reflects the cumulative effects of federal tax deductions by The Bank of Greene County for which no federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

Bad Debt Reserves.    Currently, The Bank of Greene County and Greene County Commercial Bank are required to determine bad debt deductions for New York State tax purposes in the same way they determine those deductions for federal income tax purposes.    If The Bank of Greene County ceases to qualify as a “financial institution” under federal income tax law, it must recapture into entire net income its pre-1988 federal bad debt reserves, no separate recapture of its former NYS QRPL is required.

REGULATION

General

The Bank of Greene County is a federally chartered savings bank and Greene County Commercial Bank is a New York-chartered bank.  The Federal Deposit Insurance Corporation (“FDIC”) through the DIF (“Deposit Insurance Fund”) insures their deposit accounts up to applicable limits.  The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and the New York State Banking Department (the “Department”), respectively, as their chartering agencies, and by the FDIC, as their deposit insurer.  The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by the OCC and the Department, respectively, as well as the Federal Deposit Insurance Corporation concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as mutual savings and loan holding companies, are subject to regulation by the Federal Reserve Board (“FRB”) and are required to file reports with the FRB.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act made significant changes to the current bank regulatory structure and affects the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated The Bank of Greene County’s former primary federal regulator, the Office of Thrift Supervision, and requires The Bank of Greene County to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the FRB to supervise and regulate all savings and loan holding companies, including mutual holding companies, like Greene County Bancorp, Inc. and Greene County Bancorp, MHC, in addition to bank holding companies that it regulates.  As a result, the FRB’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like Greene County Bancorp, Inc. and Greene County Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to The Bank of Greene County, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  Moreover, Greene County Bancorp, MHC requires the approval of the FRB before it may waive the receipt of any dividends from Greene County Bancorp, Inc., and there is no assurance that the FRB will approve future dividend waivers or what conditions it may impose on such waivers.  The Dodd-Frank Act also requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The legislation also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and/or require implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends.

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

At June 30, 2013, The Bank of Greene County’s and Greene County Commercial Bank’s capital exceeded all applicable minimal capital requirements.

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective for The Bank of Greene County on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2013, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2013, The Bank of Greene County satisfied this test.

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. The Bank of Greene County received a “satisfactory” Community Reinvestment Act rating in its most recent examination.

Privacy Standards. The Bank of Greene County is subject to FDIC regulations regarding the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require The Bank of Greene County to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require The Bank of Greene County to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, The Bank of Greene County is required to provide its customers with the ability to “opt-out” of having The Bank of Greene County share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions.

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

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date an association receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2013, The Bank of Greene County met the criteria for being considered “well-capitalized”.

Deposit Insurance.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts had unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments have been applied against the actual quarterly assessments, excluding any special assessments and the unused prepayments were returned to the institution on June 28, 2013.  The Bank of Greene County and Greene County Commercial Bank recorded the pre-payment as a prepaid expense, which was amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was approximately $2.1 million.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2013, the annualized Financing Corporation assessment was equal to 0.64 basis points of total assets less tangible capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.

For the fiscal year June 30, 2013, The Bank of Greene County, and its subsidiary Greene County Commercial Bank, jointly paid $37,000 related to the FICO bonds.

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

Federal Home Loan Bank System. The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2013, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2013, The Bank of Greene County was in compliance with these reserve requirements.

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

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and federal regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Greene County Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

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

Capital.  Historically, savings and loan holding companies have not been subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  The Final Rule implementing new capital requirements was adopted on July 11, 2013.   As a result of this Final Rule, savings and loan holding companies will become subject to regulatory capital requirements for the first time on January 1, 2015.     New requirements included in this Final Rule are: a new 4.5% minimum common equity tier 1 capital to total assets ratio; an increase of the minimum tier 1 capital to risk-weighted assets ratio from 4% to 6%; and an increase from a 100% to a 150% risk-weighting for loans 90 days past due and nonaccrual loans. The Final Rule also includes a 2.5% common equity tier 1 capital to risk-weighted assets “capital conservation buffer” over and above the minimum regulatory requirements, which must be met to avoid restrictions on capital distributions and executive compensation.    The capital conservation buffer requirement will be phased in from January 1, 2016 through January 1, 2019, when it will be the full 2.5% common equity tier 1 capital to risk-weighted assets.

Dividends.  The FRB has issued a policy statement regarding the payment of dividends by bank holding companies that applies to savings and loan holding companies as well.  In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Greene County Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by Greene County Bancorp, MHC. Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived.  The MHC obtained approval of its members at the special meeting of members held on February 19, 2013 to waive the dividend, and received the non-objection of the Federal Reserve Board for such dividend waiver. Accordingly, such dividend was waived to Greene County Bancorp, MHC on April 1, 2013 and August 30, 2013.  Greene County Bancorp, MHC has the ability to waive dividends declared through February 19, 2014 without obtaining another vote of its members.  Greene County Bancorp, MHC’s ability to waive dividends beyond this date cannot be reasonably determined at this time.

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

At June 30, 2013, our commercial bank met the criteria for being considered “well-capitalized.”

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Bank of Greene County currently conducts its business through twelve full-service banking offices.  Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The following table sets forth The Bank of Greene County's offices as of June 30, 2013.

		Original		Net Book Value
(Dollars in thousands)	Leased	Year	Date of	Of Property or
	Or	Leased or	Lease	Leasehold
Location	Owned	Acquired	Expiration	Improvements
Administration Office (1)
302 Main Street, Catskill, NY 12414	Owned	1999	---	$ 702

Operations Center
288 Main Street, Catskill, NY 12414	Owned	2006	---	$ 1,410

Full Service Branches
Main Branch (1)
Main & Church Streets, Catskill, NY 12414	Owned	1963	---	$ 430

Coxsackie Branch
2 Technology Drive, W. Coxsackie, NY 12192	Owned	2005	---	$ 1,749

Cairo Branch
230 Matthew Simons Road, Cairo, NY 12413	Owned	2005	---	$ 1,819

Chatham Branch
Route 66, Chatham, NY 12037	Owned	2006	---	$ 1,701

Germantown Branch
4266 State Route 9G, Germantown, NY 12526	Owned	2010	---	$ 589

Greenville Branch
Route 32, Greeneville, NY 12083	Owned	1997	---	$ 746

Greenport Branch
160 Fairview Avenue, Hudson, NY 12534	Leased	2006	31-Dec-16	$ 354

Hudson Branch
21 North 7th Street, Hudson, NY 12534	Leased	2004	31-Oct-14	$ -

Ravena Branch
2494 U.S., Route 9W, Ravena, NY 12143	Owned	2009	---	$ 1,508

Tannersville Branch
Main Street, Tannersville, NY 12485	Owned	2000	---	$ 1,005

Westerlo Branch
Routes 141 & 143, Westerlo, NY 12193	Leased	2001	30-Nov-15	$ 17

Catskill Commons Branch
100 Catskill Commons, Catskill, NY 12414	Owned	2006	---	$ 1,874

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

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Greene County Bancorp, Inc.’s common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”.  As of September 6, 2013 Greene County Bancorp, Inc. had one registered and five non-registered market makers, 535 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 4,194,640 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), Greene County Bancorp, Inc.’s mutual holding company, held 2,304,632 shares of common stock or 54.9% of total shares outstanding.  Consequently, shareholders other than the MHC held 1,890,008 shares.

Payment of dividends on Greene County Bancorp, Inc.’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Greene County Bancorp, Inc.’s results of operations, financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. During the fiscal year ended June 30, 2012, the MHC waived its right to receive dividends.  However, the MHC was not permitted to waive its receipt of dividends declared during the quarters ended September 30, 2012 and December 31, 2012 because it did not receive the non-objection from the Federal Reserve for such waiver.  The MHC obtained approval of its members at the special meeting of members held on February 19, 2013 to waive the dividend, and received the non-objection of the Federal Reserve Board for such dividend waiver. Consequently, the MHC waived its right to receive dividends declared during the quarters ended March 31, 2013 and June 30, 2013.  The MHC also waived its receipt of the dividend payable on August 30, 2013. The MHC has the ability to waive dividends declared through February 19, 2014 and its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

The following table sets forth a summary of selected financial data at and for the fiscal quarter ends for the years ended June 30, 2013 and 2012.   Closing market price information is stated at the quarter end dates indicated.

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price (NASDAQ:GCBC)
High	$27.13	$22.60	$22.89	$24.00
Low	18.50	19.06	19.34	19.70
Close	21.95	21.00	20.10	21.50
Cash Dividends	0.175	0.175	0.175	0.175

Fiscal 2012
Market price (NASDAQ:GCBC)
High	$19.50	$18.95	$18.24	$20.90
Low	17.03	16.81	17.25	17.56
Close	18.74	17.01	17.97	18.67
Cash Dividends	0.175	0.175	0.175	0.175

There were no sales of unregistered securities during fiscal 2013, 2012 or 2011.   On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant of up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of June 30, 2013, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2013, 2012 or 2011.  The Company does not intend to repurchase any additional shares under this stock repurchase program.

As of June 30, 2013, the Company has adopted two equity-based compensation plans: the 2008 Stock Option Plan and the ESOP.  The 2008 Stock Option Plan has been approved by stockholders of the Company and, except for the ESOP, the Company has not implemented any equity-based compensation program that has not been approved by Company stockholders.

Set forth below is certain information as of June 30, 2013 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

		exercise price
Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2008 Stock Option Plan	87,400	12.50	15,500

ITEM 6. Selected Financial Data

The selected financial and operational data presented below at and for the years shown was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. and should be read in conjunction with the consolidated financial statements presented elsewhere in this Report.

	At or for the Years Ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2011
SELECTED FINANCIAL CONDITION DATA:
Total assets	$633,605	$590,656	$547,525
Loans receivable, net	359,426	326,751	301,046
Securities available-for-sale	69,644	87,528	90,117
Securities held-to-maturity	176,519	146,389	124,177
Deposits	558,439	511,937	469,897
Shareholders' equity	56,108	52,664	48,081
AVERAGE BALANCES:
Total assets	618,829	561,712	533,971
Interest-earning assets	599,910	540,552	512,303
Loans receivable, net	343,620	309,554	297,505
Securities	235,554	212,050	193,267
Deposits	551,285	494,248	468,906
Borrowings	9,612	13,854	16,298
Shareholders' equity	54,656	50,494	46,214
SELECTED OPERATIONS DATA:
Total interest income	24,060	24,341	24,224
Total interest expense	2,817	3,583	4,511
Net interest income	21,243	20,758	19,713
Provision for loan losses	1,746	1,784	1,628
Net interest income after provision for loan losses	19,497	18,974	18,085
Total noninterest income	4,995	4,850	4,793
Total noninterest expense	15,449	15,314	14,855
Income before provision for income taxes	9,043	8,510	8,023
Provision for income taxes	2,672	2,680	2,732
Net income	6,371	5,830	5,291
FINANCIAL RATIOS:
Return on average assets[1]	1.03%	1.04%	0.99%
Return on average shareholders’ equity[2]	11.66	11.55	11.45
Noninterest expenses to average total assets	2.50	2.73	2.78
Average interest earning assets to average interest bearing liabilities	117.80	117.84	116.89
Net interest rate spread[3]	3.46	3.72	3.70
Net interest margin[4]	3.54	3.84	3.85
Efficiency ratio[5]	58.88	59.80	60.62
Shareholders’ equity to total assets, at end of period	8.86	8.92	8.78
Average shareholders’ equity to average assets	8.83	8.99	8.65
Dividend payout ratio[6]	46.05	50.00	70.31
Actual dividends declared to net income[7]	33.40	22.25	31.13
Nonperforming assets to total assets, at end of period	1.13	1.23	1.23
Nonperforming loans to net loans, at end of period	1.92	2.15	2.09
Allowance for loan losses to non-performing loans	102.25	88.03	80.54
Allowance for loan losses to total loans receivable	1.92	1.86	1.66
Book value per share[8]	$13.38	$12.59	$11.60
Basic earnings per share	1.52	1.40	1.28
Diluted earnings per share	1.51	1.39	1.27
OTHER DATA:
Closing market price of common stock	$21.50	$18.67	$17.69
Number of full-service offices	12	12	12
Number of full-time equivalent employees	124	122	122
[1] Ratio of net income to average total assets.
[2] Ratio of net income to average shareholders’ equity.
[3] The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
[4] Net interest income as a percentage of average interest-earning assets.
[5] Noninterest expense divided by the sum of net interest income and noninterest income.
[6] Dividends per share divided by basic earnings per share. This calculation does not take into account the waiver of dividends by Greene County Bancorp, MHC.
[7] Dividends declared divided by net income.
[8] Shareholders’ equity divided by outstanding shares.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), which is a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  The Bank of Greene County currently operates twelve full service branches, an administration office and an operations center in New York’s Greene, Albany, and Columbia counties.  In June 2004, Greene County Commercial Bank (“GCCB”) was opened for the limited purpose of servicing local municipalities.  GCCB is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 55.0% of Greene County Bancorp, Inc.’s outstanding common stock.    In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.

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

Critical Accounting Policies

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

Securities are evaluated for other-than-temporary impairment by performing periodic reviews of individual securities in the investment portfolio.  Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss, is impaired on an other-than-temporary basis.  The Company considers many factors, including the severity and duration of the impairment; the intent and ability of the Company to hold the equity security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, the intent to sell the security, the likelihood to be required to sell the security before it recovers the entire amortized cost, external credit ratings and recent downgrades.  The Company is required to record other-than-temporary impairment charges through earnings, if it has the intent to sell, or will more likely than not be required to sell an impaired debt security before a recovery of its amortized cost basis.  In addition, the Company is required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell.  Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis.  Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis.

Management of Credit Risk

Management considers credit risk to be an important risk factor affecting the financial condition and operating results of Greene County Bancorp, Inc. The potential for loss associated with this risk factor is managed through a combination of policies approved by Greene County Bancorp, Inc.’s Board of Directors, the monitoring of compliance with these policies, and the periodic reporting and evaluation of loans with problem characteristics. Policies relate to the maximum amount that can be granted to a single borrower and such borrower’s related interests, the aggregate amount of loans outstanding by type in relation to total assets and capital, loan concentrations, loan-to-collateral value ratios, approval limits and other underwriting criteria. Policies also exist with respect to the rating of loans, determination of when loans should be placed on a nonperforming status and the factors to be considered in establishing Greene County Bancorp, Inc.’s allowance for loan losses.  Management also considers credit risk when evaluating potential and current holdings of securities.  Credit risk is a critical component in evaluating corporate debt securities.  Greene County Bancorp, Inc. has purchased municipal securities as part of its strategy based on the fact that such securities can offer a higher tax-equivalent yield than other similar investments.

Management of Interest Rate Risk

While Greene County Bancorp, Inc.’s loan portfolio, consisting primarily of mortgage loans collateralized by residential real property located in its market area, is subject to risks associated with the local economy, Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk because most of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates.  Greene County Bancorp, Inc.’s assets consist primarily of residential mortgage loans, which have longer maturities than Greene County Bancorp, Inc.’s liabilities, which consist primarily of deposits.  Greene County Bancorp, Inc. does not engage in any derivative-based hedging transactions, such as interest rate swaps and caps.  Due to the complex nature and additional risk often associated with derivative hedging transactions, such as counterparty risk, it is Greene County Bancorp, Inc.’s policy to continue its strategy of mitigating interest rate risk through balance sheet composition. Greene County Bancorp, Inc.’s interest rate risk management program focuses primarily on evaluating and managing the composition of Greene County Bancorp, Inc.’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond management’s control, such as market interest rates and competition, also have an impact on interest income and interest expense.

In recent years, Greene County Bancorp, Inc. has followed the following strategies to manage interest rate risk:

(i)	maintaining a high level of liquid interest earning assets such as short-term federal funds sold and various investmen securities;
(ii)	maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits;
(iii)	originating consumer installment loans that have up to five-year terms but that have significantly shorter average lives due to early prepayments;
(iv)	originating adjustable-rate commercial and home equity loans; and
(v)	where possible, matching the funding requirements for fixed-rate residential mortgages with lower-costing core deposits.

By investing in liquid securities, which can be sold to take advantage of interest rate shifts, and originating consumer installment loans with shorter average durations, Greene County Bancorp, Inc. believes it is better positioned to react to changes in market interest rates.  Investments in short-term securities, however, generally bear lower yields than longer-term investments.  Greene County Bancorp, Inc. also attempts to offset interest rate risk by investing in adjustable rate securities, which will increase or decrease at periodic intervals based on a current interest rate. Thus, these strategies may result in lower levels of interest income than would be obtained by investing in longer-term fixed-rate investments.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2013, Greene County Bancorp, Inc.’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest earning assets were positive 8.15% and 7.36% respectively.

Certain shortcomings are inherent in this method of analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. It should also be noted that interest-bearing core deposit categories, which have no stated maturity date, have an assumed decay rate applied to create a cash flow on those deposit categories for gap purposes.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate loans have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

The following table presents Greene County Bancorp, Inc.’s economic value of equity (“EVE”).  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment.  The EVE can be viewed as a form of the mark-to-market net worth of the statement of financial condition.  These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2013.  Assumptions made by Greene County Bancorp, Inc. relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2013.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between Greene County Bancorp, Inc.’s estimated value of assets and value of liabilities assuming no change in interest rates.  The EVE for a decrease of 100, 200 and 300 basis points have been excluded since they would not be meaningful in the interest rate environment as of June 30, 2013.

The following sets forth Greene County Bancorp, Inc.’s EVE as of June 30, 2013.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change From Par	% Change From Par	EVE Ratio[1]	Change [2]
+300 bp	$49,566	$(33,744)	(40.50)%	8.46%	(437)	bps
+200 bp	65,624	(17,686)	(21.23)	10.80	(204)
+100 bp	76,578	(6,732)	(8.08)	12.18	(66)
PAR	83,310	0	0.00	12.83	0

1 Calculated as the estimated EVE divided by the present value of total assets.

2 Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

As also indicated with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

FINANCIAL OVERVIEW

Net income for the year ended June 30, 2013 amounted to $6.4 million or $1.52 per basic and $1.51 per diluted share as compared to $5.8 million or $1.40 per basic and $1.39 per diluted share for the year ended June 30, 2012,  an increase of $541,000, or 9.3%.  The increase in net income was primarily the result of an increase of $485,000 in net interest income and an increase of $145,000 in noninterest income, which was partially offset by a $135,000 increase in noninterest expense.   The increase in net interest income was the result of growth in the average balances of interest-earning assets complemented by a decrease in average cost of interest bearing deposits, which was partially offset by a decrease in the yield on interest earning assets.   Net interest rate spread decreased 26 basis points to 3.46% for the year ended June 30, 2013 as compared to 3.72% for the year ended June 30, 2012.   Net interest margin decreased 30 basis points to 3.54% for the year ended June 30, 2013 as compared to 3.84% for the year ended June 30, 2012.  Despite increased net interest income from increased volume of loans and securities and a lower cost of funds, declines in the yields on interest-earning assets resulted in our net interest spread and net interest margin decreasing when comparing the year ended June 30, 2013 and 2012, respectively.  Although the Company has benefited from re-pricing its interest-bearing liabilities in the continuing historically low interest rate environment, the average interest rates earned on our loans and investments have similarly continued to re-price into lower yields. The increase in noninterest income was primarily the result of higher service charges on deposit accounts due to growth in the number of deposit accounts. The increase in noninterest expense was primarily the result of an increase in salaries and employee benefits resulting from a $288,000 increase in expense related to the change to a self-funded health insurance plan, and was partially offset by decreases in occupancy, equipment and furniture expenses and legal and professional fees of $19,000, $84,000 and $104,000, respectively.

Total assets grew $42.9 million, or 7.3%, to $633.6 million at June 30, 2013 as compared to $590.7 million at June 30, 2012.  Net loans increased $32.6 million, or 10.0%, to $359.4 million at June 30, 2013 as compared to $326.8 million at June 30, 2012.  Securities classified as both available-for-sale and held-to-maturity increased $12.3 million to $246.2 million at June 30, 2013 as compared to $233.9 million at June 30, 2012.  The increase in securities was the result of growth in deposits in excess of loan growth during the fiscal year ended June 30, 2013.   Deposits grew $46.5 million, or 9.1%, to $558.4 million at June 30, 2013 as compared to $511.9 million at June 30, 2012.  Of this growth in deposits, $23.8 million consisted of growth in deposits with Greene County Commercial Bank, and represented deposits by local municipalities.   It is required that securities be pledged as collateral for these deposits in excess of FDIC insurance limits for these municipalities.   The remaining $22.7 million in deposit growth was the result of an increase in retail deposits at The Bank of Greene County, and was due to continued growth in newer branches within our recently expanded market area.   Total shareholders’ equity amounted to $56.1 million at June 30, 2013, or 8.9% of total assets, compared to $52.7 million at June 30, 2012, or 8.9% of total assets.

Comparison of Financial Condition as of June 30, 2013 and June 30, 2012

SECURITIES

Securities available-for-sale and held-to-maturity increased $12.3 million, or 5.3%, to $246.2 million at June 30, 2013 as compared to $233.9 million at June 30, 2012.  Securities purchases totaled $84.3 million during the year ended June 30, 2013 and consisted of $39.8 million of state and political subdivision securities, $2.0 million of U.S. government sponsored enterprises, $41.0 million of mortgage-backed securities, $790,000 of corporate securities and $732,000 of other securities. Principal pay-downs and maturities amounted to $69.1 million, of which $36.6 million were mortgage-backed securities, $22.0 million were state and political subdivision securities, $5.5 million were U.S. Treasury securities, $4.0 million were U.S. government agency securities and $1.0 million were corporate securities. Greene County Bancorp, Inc. holds 34.4% of  its securities portfolio at June 30, 2013 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	At June 30,
	2013		2012		2011
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Amount	of total	Amount	of total	Amount	of total
(Dollars in thousands)
Securities, available-for-sale:
U.S. government sponsored enterprises	$12,989	5.3%	$17,398	7.4%	$25,703	12.0%
State and political subdivisions	1,858	0.7	4,899	2.1	7,062	3.3
Mortgage-backed securities-residential	7,533	3.1	19,106	8.2	28,914	13.5
Mortgage-backed securities-multi-family	41,919	17.0	40,663	17.4	21,096	9.8
Asset-backed securities	16	0.0	19	0.0	23	0.0
Corporate debt securities	5,176	2.1	5,316	2.3	7,206	3.3
Total debt securities	69,491	28.2	87,401	37.4	90,004	41.9
Equity securities and other	153	0.1	127	0.1	113	0.1
Total securities, available-for-sale	69,644	28.3	87,528	37.5	90,117	42.0
Securities, held-to-maturity:
U.S. treasury securities	5,500	2.2	11,029	4.7	11,062	5.1
U.S. government sponsored enterprises	2,999	1.2	998	0.4	997	0.5
State and political subdivisions	82,801	33.7	62,212	26.6	34,933	16.3
Mortgage-backed securities-residential	29,077	11.8	48,101	20.5	57,347	26.8
Mortgage-backed securities-multi-family	55,086	22.4	23,673	10.1	19,434	9.1
Other securities	1,056	0.4	376	0.2	404	0.2
Total securities, held-to-maturity	176,519	71.7	146,389	62.5	124,177	58.0
Total securities	$246,163	100.0%	$233,917	100.0%	$214,294	100.0%

Investment Maturity Schedule

The estimated fair value of debt securities at June 30, 2013 by contractual maturity are shown below.  Asset-backed and mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Securities, available-for-sale:
U.S. government sponsored enterprises	$2,043	$6,180	$4,766	$-	$12,989
State and political subdivisions	520	1,338	-	-	1,858
Mortgage-backed securities-residential	8	1,210	1,854	4,461	7,533
Mortgage-backed securities-multi-family	2,404	4,613	29,512	5,390	41,919
Asset-backed securities	-	-	-	16	16
Corporate debt securities	-	4,899	277	-	5,176
Total debt securities	4,975	18,240	36,409	9,867	69,491
Equity securities and other	-	-	-	153	153
Total securities, available-for-sale	4,975	18,240	36,409	10,020	69,644
Securities, held-to-maturity:
U.S. treasury securities	5,517	-	-	-	5,517
U.S. government sponsored enterprises	1,015	-	1,887	-	2,902
State and political subdivisions	17,872	28,120	24,123	12,293	82,408
Mortgage-backed securities-residential	-	4,082	17,910	8,591	30,583
Mortgage-backed securities-multi-family	-	6,919	48,310	-	55,229
Other securities	72	236	133	580	1,021
Total securities, held-to-maturity	24,476	39,357	92,363	21,464	177,660
Total securities	$29,451	$57,597	$128,772	$31,484	$247,304
Weighted Average Yield	1.63%	2.95%	1.88%	2.89%	2.23%

LOANS

Net loans receivable increased to $359.4 million at June 30, 2013 from $326.8 million at June 30, 2012, an increase of $32.6 million, or 10.0%.  The loan growth experienced during the year consisted primarily of $10.7 million in nonresidential real estate loans, $19.2 million in residential mortgage loans, $2.0 million in construction loans, and $4.0 million in non-mortgage loans, and was partially offset by a $2.4 million decrease in home equity loans and a $863,000 increase in the allowance for loan loss.  The continued low interest rate environment and, we believe, strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some reduced new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s market areas could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Loan Portfolio Composition.

Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$212,526	58.09%	$193,378	58.17%	$181,612	59.42%	$182,525	61.01%	$172,038	63.48%
Nonresidential	91,482	25.00	80,794	24.30	63,860	20.90	54,586	18.25	47,029	17.35
Construction and land	6,214	1.70	4,190	1.26	5,745	1.88	9,357	3.12	7,806	2.88
Multi-family	5,511	1.51	5,522	1.66	6,048	1.98	6,035	2.01	1,140	0.43
Total real estate loans	315,733	86.30	283,884	85.39	257,265	84.18	252,503	84.39	228,013	84.14

Consumer loans
Consumer Installment(1)	4,078	1.12	4,070	1.22	4,008	1.31	4,285	1.43	4,174	1.54
Home equity	20,371	5.57	22,808	6.86	25,559	8.37	26,602	8.89	26,183	9.66
Total consumer loans	24,449	6.69	26,878	8.08	29,567	9.68	30,887	10.32	30,357	11.20

Commercial loans	25,657	7.01	21,688	6.53	18,788	6.14	15,810	5.29	12,631	4.66

Total consumer loans and
commercial loans	50,106	13.70	48,566	14.61	48,355	15.82	46,697	15.61	42,988	15.86

Total gross loans	365,839	100.00%	332,450	100.00%	305,620	100.00%	299,200	100.00%	271,001	100.00%

Less:
Deferred fees and costs	627		478		495		406		321
Allowance for loan losses	(7,040)		(6,177)		(5,069)		(4,024)		(3,420)

Total loans receivable, net	$359,426		$326,751		$301,046		$295,582		$267,902
_________________________
(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Loan Maturity Schedule.

The following table sets forth certain information as of June 30, 2013 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

The following table illustrates the future maturities of such loans at June 30, 2013.

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
(Dollars in thousands)	1 Year	3 Years	5 Years	10 Years	10 Years	Total
Real estate loans:
Residential	$4,744	$2,430	$6,489	$45,523	$153,340	$212,526
Nonresidential	16,405	12,347	22,053	16,588	24,089	91,482
Construction and land	4,764	1,114	-	272	64	6,214
Multi-family	1,016	1,071	1,311	969	1,144	5,511
Total real estate loans	26,929	16,962	29,853	63,352	178,637	315,733
Consumer loans	14,194	1,775	3,436	4,362	682	24,449
Commercial loans	12,927	1,753	4,280	5,067	1,630	25,657
Total loan portfolio	$54,050	$20,490	$37,569	$72,781	$180,949	$365,839

The total amount of the above loans that mature or are due after June 30, 2014 that have fixed interest rates is $259.4 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $52.4 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail above within the section Management of Interest Rate Risk.

Potential Problem Loans

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."   For further discussion regarding how management determines when a loan should be classified see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.  At June 30, 2013, The Bank of Greene County had $8.6 million of loans classified as substandard, and $3.0 million of loans designated as special mention.   No loans were classified as either doubtful or loss at June 30, 2013.

Nonaccrual Loans and Nonperforming Assets

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

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.    The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the Allowance for Loan Loss is based upon the risk associated with such designation.    For further discussion and detail regarding the Allowance for Loan Losses and impaired loans please refer to Part II, Item 8 Financial Statements and Supplemental Data, Note 4 Loans of this Report. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset.

Analysis of Nonaccrual Loans , Nonperforming Assets and Restructured Loans

The table below details additional information related to nonaccrual loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans:
Real estate loans
Residential	$3,599	$4,206	$3,074	$2,001	$1,573
Nonresidential	2,018	1,868	2,171	1,095	749
Construction and land	-	-	238	13	13
Multifamily	463	431	577	594	--
Consumer installment	-	25	41	18	19
Home equity	51	60	49	197	227
Commercial	195	303	144	3	132
Total nonaccrual loans	6,326	6,893	6,294	3,921	2,713

Accruing loans delinquent 90 days or more:
Residential	559	83	---	---	---
Home Equity	-	41	---	---	---
Total accruing loans delinquent 90 days or more	559	124	---	---	---
Foreclosed real estate:
Residential	100	60	363	---	100
Nonresidential	196	200	80	---	115
Total foreclosed real estate	296	260	443	---	215

Total non-performing assets	$7,181	$7,277	$6,737	$3,921	$2,928

Troubled debt restructuring:
Nonperforming (included above)	$1,518	$835	$585	$213	$-
Performing (accruing and excluded above)	1,261	569	546	-	-

Nonperforming assets to total assets	1.13%	1.23%	1.23%	0.79%	0.64%
Nonperforming loans to net loans	1.92%	2.15%	2.09%	1.33%	1.01%

The table below details additional information related to nonaccrual loans as of June 30:

	For the years ended June 30,
(In thousands)	2013	2012	2011
Interest income that would have been recorded if loans had been performing in accordance with original terms	$433	$550	$529
Interest income that was recorded on nonaccrual loans	158	277	226

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:

	For the years ended June 30,
(In thousands)	2013	2012	2011
Balance of impaired loans, with a valuation allowance	$6,051	$2,913	$2,235
Allowances relating to impaired loans included in allowance for loan losses	1,179	773	466
Balance of impaired loans, without a valuation allowance	1,635	1,794	675
Average balance of impaired loans for the years ended	7,969	3,282	3,050
Interest income recorded on impaired loans during the years ended	324	178	35

Nonperforming assets amounted to $7.2 million at June 30, 2013 and $7.3 million at June 30, 2012, a decrease of $96,000, or 1.3%, and total impaired loans amounted to $7.7 million at June 30, 2013 compared to $4.7 million at June 30, 2012, an increase of $3.0 million, or 63.8%.  The growth in impaired loans has been the result of adverse changes within the economy and increases in local unemployment.    Loans on nonaccrual status totaled $6.3 million at June 30, 2013 of which $4.9 million were in the process of foreclosure.  Included in nonaccrual loans were $781,000 of loans which were less than 90 days past due at June 30, 2013, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $1.5 million of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in impaired loans is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

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

Analysis of allowance for loan losses activity

	At or for the Years Ended June 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance at the beginning of the period	$6,177	$5,069	$4,024	$3,420	$1,888
Charge-offs:
Residential real estate mortgages	421	208	140	149	91
Nonresidential mortgage	233	212	106	230	-
Multi-family	-	-	200	57	21
Consumer installment	246	280	232	264	333
Commercial loans	71	67	9	110	131
Total loans charged off	971	767	687	810	576

Recoveries:
Residential real estate mortgages	-	7	-	-	1
Nonresidential mortgage	-	-	-	20	-
Home equity	-	-	-	-	1
Consumer installment	88	82	95	103	88
Commercial loans	-	2	9	18	-
Total recoveries	88	91	104	141	90

Net charge-offs	883	676	583	669	486

Provisions charged to operations	1,746	1,784	1,628	1,273	2,018
Balance at the end of the period	$7,040	$6,177	$5,069	$4,024	$3,420

Net charge-offs to average loans outstanding	0.26%	0.22%	0.20%	0.24%	0.19%
Net charge-offs to nonperforming assets	12.30%	9.29%	8.65%	17.06%	16.60%
Allowance for loan losses to nonperforming loans	102.25%	88.03%	80.54%	102.63%	126.06%
Allowance for loan losses to total loans receivable	1.92%	1.86%	1.66%	1.34%	1.26%
Net charge-offs to average assets	0.14%	0.12%	0.11%	0.14%	0.11%

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	At June 30,
	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
	Amount of	category	Amount of	category	Amount of	category	Amount of	category	Amount of	category
	loan loss	to total	loan loss	to total	loan loss	to total	loan loss	to total	loan loss	to total
(Dollars in thousands)	allowance	loans	allowance	loans	allowance	loans	allowance	loans	allowance	loans
Real estate mortgages:
Residential	$2,627	58.1%	$2,163	58.2%	$1,767	59.4%	$1,427	61.0%	$1,439	63.5%
Nonresidential	2,476	25.0	2,076	24.3	1,859	20.9	1,517	18.3	1,226	17.3
Construction and land	429	1.7	426	1.2	116	1.9	97	3.1	75	2.9
Multi-family	139	1.5	337	1.7	410	2.0	223	2.0	15	0.4
Home equity	275	5.6	187	6.9	186	8.4	205	8.9	221	9.7
Consumer installment	222	1.1	207	1.2	203	1.3	120	1.4	133	1.5
Commercial loans	809	7.0	645	6.5	528	6.1	435	5.3	311	4.7
Unallocated	63	-	136	---	---	---	---	---	---	---
Totals	$7,040	100.0%	$6,177	100.0%	$5,069	100.0%	$4,024	100.0%	$3,420	100.0%

PREMISES AND EQUIPMENT

Premises and equipment amounted to $14.3 million at June 30, 2013 as compared to $14.9 million at June 30, 2012, a decrease of $550,000, or 3.7%.    The net decrease was primarily due to depreciation for the period totaling $737,000, partially offset by purchases totaling $187,000.   There were no disposals of premises and equipment during the fiscal year ended June 30, 2013.

OTHER ASSETS

Other assets, consisting primarily of accrued interest receivable, foreclosed real estate and prepaid expenses, totaled $5.8 million at June 30, 2013, compared to $5.6 million at June 30, 2012,  an increase of $204,000.    This increase was primarily the result of an increase of $1.3 million in income taxes receivable due to the implementation of certain tax reduction strategies during the fiscal year ended June 30, 2013, and was partially offset by a $1.1 million decrease in prepaid expenses primarily the result of the amortization of FDIC premiums assessed totaling $300,000 as well as the refunding by the FDIC of prepaid insurance premiums totaling $695,000 at June 28, 2013.

Real estate acquired as a result of foreclosure, or in-substance foreclosure is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as foreclosed real estate, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.   During the year ended June 30, 2013,  four properties were transferred to FRE at a total fair value of $475,000.  Also during this period, four properties were sold for a total of $446,000, at a net gain on sale of $7,000.   At June 30, 2013, The Bank of Greene County had two properties held in foreclosed real estate totaling $296,000.

DEPOSITS

Total deposits increased to $558.4 million at June 30, 2013 from $511.9 million at June 30, 2012, an increase of $46.5 million, or 9.1%.  This increase was primarily the result of an increase of $23.8 million in balances at Greene County Commercial Bank due primarily to the annual collection of taxes by several local municipalities. Interest bearing checking accounts (NOW accounts) increased $19.6 million, or 10.9%, to $198.6 million at June 30, 2013 as compared to $179.0 million at June 30, 2012.  Money market deposits increased $10.4 million, or 13.8%, and savings deposits increased $27.2 million, or 20.5% between June 30, 2012 and June 30, 2013.   Partially offsetting these increases was a decrease in certificates of deposit of $15.8 million, or 21.9%, from $72.0 million at June 30, 2012 to $56.2 million at June 30, 2013.

The amount of certificates of deposit by time remaining to maturity as of June 30, 2013 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Report.

	At June 30,
	2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Transaction and savings deposits:
Non-interest bearing deposits	$57,926	10.4%	$52,783	10.3%	$49,313	10.5%
Certificates of deposit	56,181	10.1	72,045	14.1	91,549	19.5
Savings deposits	160,004	28.6	132,822	25.9	111,851	23.8
Money market deposits	85,685	15.3	75,265	14.7	73,795	15.7
NOW deposits	198,643	35.6	179,022	35.0	143,389	30.5
Total deposits	$558,439	100.0%	$511,937	100.0%	$469,897	100.0%

BORROWINGS

Total borrowings from the Federal Home Loan Bank (“FHLB”) decreased $6.4 million to $14.6 million at June 30, 2013 compared to $21.0 million at June 30, 2012.  Borrowings from overnight advances decreased $3.4 million to $10.6 million at June 30, 2013 from $14.0 million at June 30, 2012.    These short term advances were utilized to fund growth in interest-earning assets.  Term borrowings decreased $3.0 million to $4.0 million at June 30, 2013 from $7.0 million at June 30, 2012 as a result of repayments at maturity of $1.0 million and prepayments of $6.0 million, partially offset by new advances of $4.0 million.  The Company’s borrowing agreements are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Report.

The table below details additional information related to short-term borrowings for the years ended June 30,

(Dollars in thousands)	2013	2012
Average outstanding balance	$4,010	$3,242
Interest expense	17	12
Weighted average interest rate during the year	0.42%	0.39%
Weighted average interest rate at end of year	0.45%	0.40%

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities and a net deferred tax liability, totaled $4.5 million at June 30, 2013, compared to $5.1 million at June 30, 2012,  a decrease of $597,000.  This decrease was due primarily to a decrease in the defined benefit pension plan liability of $1.3 million resulting primarily from a $1.5 million contribution to the pension plan, a decrease in the net deferred tax liability of $258,000, partially offset by an increase in the other accrued liabilities of $941,000 primarily due to various employee benefit plans. For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note 12 Income Taxes of this Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $56.1 million at June 30, 2013 from $52.7 million at June 30, 2012, as net income of $6.4 million was partially offset by dividends declared and paid of $2.1 million. Additionally, shareholders’ equity decreased $923,000 as a result of other comprehensive loss for the year.    The remaining change in equity, representing a $124,000 increase, was the result of options exercised under the Company’s 2008 Stock Option Plan.

Comparison of Operating Results for the Years Ended June 30, 2013 and 2012

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the years ended June 30, 2013 and 2012.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Fiscal Years Ended June 30,

		2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest Earning Assets:
Loans receivable, net[1]	$350,257	$18,169	5.19%	$315,154	$17,787	5.64%
Securities[2]	235,554	5,793	2.46	212,050	6,464	3.05
Interest bearing bank balances and federal funds	12,884	42	0.33	11,976	28	0.23
FHLB stock	1,215	56	4.61	1,372	62	4.52
Total interest earning assets	599,910	24,060	4.01%	540,552	24,341	4.50%
Cash and due from banks	7,552			7,652
Allowance for loan losses	(6,637)			(5,600)
Other non-interest earning assets	18,004			19,108
Total assets	$618,829			$561,712

Interest-Bearing Liabilities:
Savings and money market deposits	$235,902	$1,132	0.48%	$198,857	$1,181	0.59%
NOW deposits	199,409	997	0.50	165,543	971	0.59
Certificates of deposit	64,326	489	0.76	80,450	1,037	1.29
Borrowings	9,612	199	2.07	13,854	394	2.84
Total interest bearing liabilities	509,249	2,817	0.55%	458,704	$3,583	0.78%
Non-interest bearing deposits	51,648			49,398
Other non-interest bearing liabilities	3,276			3,116
Shareholders' equity	54,656			50,494
Total liabilities and equity	$618,829			$561,712

Net interest income		$21,243			$20,758
Net interest rate spread			3.46%			3.72%
Net earnings assets	$90,661			$81,848
Net interest margin			3.54%			3.84%
Average interest earning assets to average interest bearing liabilities	117.80%			117.84%

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

	Years Ended June 30,
	2013 versus 2012			2012 versus 2011
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Earning Assets:
Loans receivable, net[1]	$1,875	$(1,493)	$382	$773	$(883)	$(110)
Securities[2]	667	(1,338)	(671)	580	(321)	259
Interest bearing bank balances and federal funds	2	12	14	(9)	(5)	(14)
FHLB stock	(7)	1	(6)	(3)	(15)	(18)
Total interest earning assets	2,537	(2,818)	(281)	1,341	(1,224)	117

Interest-Bearing Liabilities:
Savings and money market deposits	194	(243)	(49)	165	(125)	40
NOW deposits	186	(160)	26	70	(85)	(15)
Certificates of deposit	(180)	(368)	(548)	(265)	(551)	(816)
Borrowings	(103)	(92)	(195)	(74)	(63)	(137)
Total interest bearing liabilities	97	(863)	(766)	(104)	(824)	(928)
Net change in net interest income	$2,440	$(1,955)	$485	$1,445	$(400)	$1,045

1 Calculated net of deferred loan fees, loan discounts, and loans in process.

2 Includes tax-free securities, mortgage-backed securities,   asset-backed securities and long term certificates of deposit.

As the above table shows, net interest income for the fiscal year ended June 30, 2013 has been affected most significantly by the decrease in yields on loans and securities which has been partially offset by an increase in the volume of loans and securities and was complemented by the decrease in rates paid on interest bearing liabilities.  Despite the positive effects on net interest income from increased volume and lower cost of funds, declines in the yields on interest earning assets has resulted in net interest spread and net interest margin declining.  Net interest spread decreased 26 basis points to 3.46% for the fiscal year ended June 30, 2013 as compared to 3.72% for the fiscal year ended June 30, 2012.  Net interest margin decreased 30 basis points to 3.54% for the fiscal year ended June 30, 2013 as compared to 3.84% for the fiscal year ended June 30, 2012.

INTEREST INCOME

Interest income for the fiscal year ended June 30, 2013 amounted to $24.0 million as compared to $24.3 million for the fiscal year ended June 30, 2012,  a decrease of $281,000, or 1.2%.  A decrease in the yield on interest-earning assets was partially offset by growth in these assets.  Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $599.9 million for fiscal 2013 as compared to $540.6 million for fiscal 2012, an increase of $59.3 million or 11.0%.   The yield earned on such assets decreased 49 basis points to 4.01% for fiscal 2013 as compared to 4.50% for fiscal 2012.

Interest income earned on loans amounted to $18.2 million for the year ended June 30, 2013 as compared to $17.8 million for the year ended June 30, 2012.  Average loans outstanding increased $35.1 million, or 11.1%, to $350.3 million for fiscal 2013 as compared to $315.2 million for fiscal 2012.  The yield on such loans decreased 45 basis points to 5.19% for fiscal 2013 as compared to 5.64% for fiscal 2012.  At June 30, 2013, approximately 26.0% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.  However, many of these loans have interest rate floors, which are intended to lessen the impact of any future interest rate reductions within this portfolio.

Interest income earned on securities (excluding FHLB stock) decreased to $5.8 million for fiscal 2013 as compared to $6.5 million for fiscal 2012.  The average balance of securities increased $23.6 million, or 11.1%, to $235.6 million for the year ended June 30, 2013 as compared to $212.0 million for the year ended June 30, 2012.  The average yield on such securities decreased 59 basis points to 2.46% for fiscal 2013 as compared to 3.05% for fiscal 2012.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.

Interest income earned on federal funds and interest-earning deposits amounted to $42,000 for the year ended June 30, 2013 as compared to $28,000 for the year ended June 30, 2012, an increase of $14,000 or 50.0%.  The average balance of federal funds and interest-earning deposits increased $908,000 during this same period.  Dividends on FHLB stock decreased to $56,000 for fiscal 2013 as compared to $62,000 for fiscal 2012.

INTEREST EXPENSE

Interest expense for the fiscal year ended June 30, 2013 amounted to $2.8 million as compared to $3.6 million for the fiscal year ended June 30, 2012, a decrease of $766,000, or 21.4%.  This decrease was the result of a decrease in the average rate paid on deposits, which was complemented by a shift in the mix of interest-bearing liabilities out of higher costing certificates of deposits and term borrowings, to lower costing checking and savings deposits and overnight borrowings.  Interest expense includes interest on deposits as well as borrowings. The rate paid on such liabilities decreased 23 basis points to 0.55% for fiscal 2013 as compared to 0.78% for fiscal 2012.   Total average interest-bearing liabilities increased to $509.2 million for fiscal 2013 as compared to $458.7 million for fiscal 2012, an increase of $50.5 million, or 11.0%.

Interest expense paid on savings and money market accounts amounted to $1.1 million for the year ended June 30, 2013 as compared to $1.2 million for the year ended June 30, 2012, a decrease of $49,000, or 4.1%. The rate paid on savings and money market accounts decreased 11 basis points to 0.48% for fiscal 2013 as compared to 0.59% for fiscal 2012.  The average balance of savings and money market accounts increased by $37.0 million to $235.9 million for the year ended June 30, 2013 as compared to $198.9 million for the year ended June 30, 2012.

Interest expense paid on NOW accounts amounted to $1.0 million for the years ended June 30, 2013 and 2012.  The average balance of NOW accounts increased to $199.4 million for fiscal 2013 as compared to $165.5 million for fiscal 2012, an increase of $33.9 million.  The average rate paid on NOW accounts decreased 9 basis points to 0.50% for fiscal 2013 as compared to 0.59% for fiscal 2012.

Interest expense paid on certificates of deposit amounted to $489,000 for the year ended June 30, 2013 as compared to $1.0 million for the year ended June 30, 2012, a decrease of $548,000.  The average rate paid on certificates of deposit decreased 53 basis points to 0.76% for fiscal 2013 as compared to 1.29% for fiscal 2012.  The average balance on certificates of deposit decreased to $64.3 million for the year ended June 30, 2013 as compared to $80.5 million for the year ended June 30, 2012.  Market interest rates have remained low through fiscal 2013 resulting in certificates of deposits to reprice at lower rates at maturity or shift to other non-maturity deposit products.

Interest expense on borrowings amounted to $199,000 for fiscal 2013 as compared to $394,000 for fiscal 2012, as the average balance of borrowings decreased to $9.6 million from $13.9 million when comparing the years ended June 30, 2013 and 2012.  The rate paid on such borrowings decreased 77 basis points to 2.07% for fiscal 2013 as compared to 2.84% for fiscal 2012.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  During the years ended June 30, 2013 and 2012, the Company increased the level of allowance for loan losses due to the continued high level of nonperforming assets and loan charge-offs resulting from a decline in the overall economy, and an increase in local unemployment.  As a result, the provision for loan losses amounted to $1.7 million and $1.8 million for the years ended June 30, 2013 and 2012, respectively.  The level of allowance for loan losses to total loans receivable increased to 1.92% at June 30, 2013 compared to 1.86% at June 30, 2012.  Nonperforming loans amounted to $6.9 million at June 30, 2013 and $7.0 million at June 30, 2012.  Net charge-offs amounted to $883,000 and $676,000 for the years ended June 30, 2013 and 2012, respectively, an increase of $207,000.   At June 30, 2013, nonperforming assets were 1.13% of total assets and nonperforming loans were 1.92% of net loans.   The Company has not been an originator of “no documentation” mortgage loans and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $145,000 to $5.0 million for the year ended June 30, 2013 from $4.9 million for the year ended June 30,  2012.  The increase was primarily the result of higher service charges on deposit accounts due to growth in the number of deposit accounts, as well as higher fees earned through investment services.

NONINTEREST EXPENSE

Noninterest expense increased $135,000 to $15.4 million for the year ended June 30, 2013 from $15.3 million for the year ended June 30, 2012.  The increase in noninterest expense was primarily the result of a $288,000 increase in salaries and employee benefits related to the change to a self-funded health insurance plan, and was partially offset by decreases in occupancy, equipment and furniture expenses and legal and professional fees of $19,000, $84,000 and $104,000, respectively.    The decreases in occupancy, equipment and furniture expenses are due to a decrease in depreciation expense resulting from assets becoming fully depreciated during the period.  The decrease in legal and professional fees was primarily the result of lower costs associated with loans in the process of foreclosure.  Also, during the years ended June 30, 2013, and 2012, respectively, the Company prepaid $6.0 million and $2.0 million in long term borrowings and recognized prepayment penalties of $155,000 and $135,000, respectively.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 29.6% for the year ended June 30, 2013, compared to 31.5% for the year ended June 30, 2012.   The decrease in the effective tax rate for the year ended June 30, 2013 is related to benefits derived from the formation of a real estate investment trust and the purchase of tax exempt bonds and loans between the periods reported.

LIQUIDITY AND CAPITAL RESOURCES

Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans and securities, as well as lines of credit and term borrowing facilities available through the Federal Home Loan Bank as needed.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and borrowings are greatly influenced by general interest rates, economic conditions and competition.

Greene County Bancorp, Inc.’s primary investing activities are the origination of residential one- to four-family and nonresidential mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $35.2 million and $28.4 million and purchases of securities totaled $84.3 million and $80.0 million for the years ended June 30, 2013 and 2012, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2013 and 2012, as Greene County Bancorp, Inc. originated loans for retention in its portfolio.

Greene County Bancorp, Inc. experienced a net increase in total deposits of $46.5 million and $42.0 million for the years ended June 30, 2013 and 2012, respectively.  The level of interest rates and products offered by local competitors are some factors affecting deposit flows.  The Company continues to benefit from consolidation of other depository institutions within its market area and has successfully launched several marketing campaigns aimed at different segments of the market.

Greene County Bancorp, Inc. monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in overnight federal funds.  In the event Greene County Bancorp, Inc. requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During fiscal year 2013, The Bank of Greene County’s maximum borrowing from FHLB reached $24.7 million and the minimum amounted to $4.0 million.  The $14.6 million borrowing at June 30, 2013 consisted of $10.6 million in overnight borrowings, $4.0 million in term borrowings with maturities ranging between 2019 through 2020.  The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes for the municipalities using the services of Greene County Commercial Bank.

The Bank of Greene County’s unfunded loan commitments are as follows at June 30, 2013 and 2012:

(In thousands)	2013	2012
Nonresidential mortgage loan commitments	$5,396	$5,964
Residential mortgage loan commitments	6,171	5,087
Construction and land loan commitments	2,230	994
Unused portion of overdraft lines of credit	719	735
Unused portion of home equity lines of credit	7,703	8,432
Unused portion of commercial lines of credit	10,815	10,050
Commercial loan commitments	298	805
Total commitments	$33,332	$32,067

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit scheduled to mature in one year or less from June 30, 2013 totaled $33.1 million.  Based upon Greene County Bancorp, Inc.’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with Greene County Bancorp, Inc.

At June 30, 2013 and 2012, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 17. Regulatory Matters of this Report.  Shareholders’ equity represented 8.9% of total consolidated assets at June 30, 2013 and  2012.

Greene County Bancorp, Inc.’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on Greene County Bancorp, Inc.’s operating, financing, lending and investing activities during any given period.  At June 30, 2013, cash and cash equivalents totaled $6.2 million, or 1.0% of total assets.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements which may impact the Company’s financial statements are discussed within Part II, Item 8 Financial Statements and Supplementary Data, Note 1 Summary of significant accounting policies of this Report.

UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth a summary of selected financial data at and for the fiscal quarter ends for the years ended June 30, 2013 and 2012.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

Fiscal 2013
Loans receivable, net	$336,012	$347,547	$350,095	$	$ 359,426
Deposits	536,143	545,690	586,718		558,439

Interest income	6,131	6,107	5,985		5,837
Interest expense	739	737	681		660
Net interest income	5,392	5,370	5,304		5,177
Provisions of loan losses	444	541	331		430
Noninterest income	1,279	1,296	1,141		1,279
Noninterest expense	3,673	3,746	3,946		4,084
Income before provision for income taxes	2,554	2,379	2,168		1,942
Net income	1,764	1,669	1,537		1,401
Earnings per common share - Basic	0.42	0.40	0.37		0.33
Earnings per common share – Diluted	0.42	0.39	0.36		0.33

Fiscal 2012
Loans receivable, net	$306,970	$311,834	$312,122		$326,751
Deposits	491,994	493,969	514,597		511,937

Interest income	6,205	6,158	5,999		5,979
Interest expense	1,006	935	837		805
Net interest income	5,199	5,223	5,162		5,174
Provisions of loan losses	474	422	541		347
Noninterest income	1,214	1,208	1,177		1,251
Noninterest expense	3,658	3,768	3,721		4,167
Income before provision for income taxes	2,281	2,241	2,077		1,911
Net income	1,509	1,495	1,483		1,343
Earnings per common share - Basic	0.36	0.36	0.36		0.32
Earnings per common share - Diluted	0.36	0.36	0.35		0.32

ITEM 7A. Quantitavtive and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of Greene County Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Greene County Bancorp Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Greene County Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Michelle Plummer
Donald E. Gibson	Michelle Plummer, CPA
President and Chief Executive Officer	Executive Vice President, Chief Operating Officer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Greene County Bancorp, Inc.

Catskill, New York

We have audited the accompanying consolidated statement of financial condition of Greene County Bancorp, Inc. and Subsidiaries (“the Company”) as of June 30, 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancorp, Inc. and Subsidiaries at June 30, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America

/s/ BDO USA, LLP

BDO USA, LLP

Harrisburg, Pennsylvania

September 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Greene County Bancorp, Inc.

We have audited the accompanying consolidated statement of financial condition of Greene County Bancorp, Inc. and Subsidiaries (“the Company”) as of June 30, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancorp, Inc. and Subsidiaries as of June 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC

Harrisburg, Pennsylvania

September 28, 2012

Greene County Bancorp, Inc.

Consolidated Statements of Financial Condition

As of June 30, 2013 and 2012

(In thousands, except share and per share amounts)

ASSETS	June 30, 2013	June 30, 2012
Cash and due from banks	$6,222	$7,519
Federal funds sold	-	223
Total cash and cash equivalents	6,222	7,742

Long term certificate of deposit	250	-
Securities available for sale, at fair value	69,644	87,528
Securities held to maturity, at amortized cost	176,519	146,389
Federal Home Loan Bank stock, at cost	1,388	1,744

Loans	365,839	332,450
Allowance for loan losses	(7,040)	(6,177)
Unearned origination fees and costs, net	627	478
Net loans receivable	359,426	326,751

Premises and equipment	14,349	14,899
Accrued interest receivable	2,663	2,688
Foreclosed real estate	296	260
Prepaid expenses and other assets	2,848	2,655
Total assets	$633,605	$590,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$57,926	$52,783
Interest bearing deposits	500,513	459,154
Total deposits	558,439	511,937

Borrowings from FHLB, short term	10,600	14,000
Borrowings from FHLB, long term	4,000	7,000
Accrued expenses and other liabilities	4,458	5,055
Total liabilities	577,497	537,992

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares; Issued - 4,305,670 shares
Outstanding 4,192,654 shares at June 30, 2013,
and 4,182,671 shares at June 30, 2012	431	431
Additional paid-in capital	11,168	11,119
Retained earnings	46,112	41,869
Accumulated other comprehensive (loss) income	(750)	173
Treasury stock, at cost 113,016 shares at June 30, 2013,
and 122,999 shares at June 30, 2012	(853)	(928)
Total shareholders’ equity	56,108	52,664
Total liabilities and shareholders’ equity	$633,605	$590,656
See notes to consolidated financial statements

         Greene County Bancorp, Inc.

Consolidated Statements of Income

For the Years Ended June 30, 2013 and 2012

(In thousands, except share and per share amounts)

	2013	2012
Interest income:
Loans	$18,169	$17,787
Investment securities - taxable	726	893
Mortgage-backed securities	3,434	4,234
Investment securities - tax exempt	1,689	1,399
Interest bearing deposits and federal funds sold	42	28
Total interest income	24,060	24,341

Interest expense:
Interest on deposits	2,618	3,189
Interest on borrowings	199	394
Total interest expense	2,817	3,583

Net interest income	21,243	20,758
Provision for loan losses	1,746	1,784
Net interest income after provision for loan losses	19,497	18,974

Noninterest income:
Service charges on deposit accounts	2,599	2,513
Debit card fees	1,369	1,364
Investment services	308	315
E-commerce fees	101	108
Net gain on sale of available-for-sale securities	10	11
Write-down of other-than-temporary impaired securities	-	(25)
Other operating income	608	564
Total noninterest income	4,995	4,850

Noninterest expense:
Salaries and employee benefits	8,617	8,354
Occupancy expense	1,249	1,268
Equipment and furniture expense	591	675
Service and data processing fees	1,580	1,555
Computer software, supplies and support	356	357
Advertising and promotion	369	346
FDIC insurance premiums	332	311
Legal and professional fees	663	767
Other	1,692	1,681
Total noninterest expense	15,449	15,314

Income before provision for income taxes	9,043	8,510
Provision for income taxes	2,672	2,680
Net income	$6,371	$5,830

Basic earnings per share	$1.52	$1.40
Basic average shares outstanding	4,187,340	4,156,481
Diluted earnings per share	$1.51	$1.39
Diluted average shares outstanding	4,223,499	4,197,060
Dividends per share	$0.70	$0.70
See notes to consolidated financial statements

Greene County Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years ended June 30, 2013 and 2012

(In thousands)

	2013	2012
Net Income	$6,371	$5,830
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities,
net of income taxes of ($526) and $20, respectively	(833)	34

Reclassification adjustment for gain on sale of securities realized in net income
net of income taxes of ($4) and ($4) respectively(1)	(6)	(7)

Reclassification adjustment for impairment writedown of securities realized in net
income, net of income taxes of $-- and $10 respectively	-	15

Accretion of unrealized loss on securities transferred to held to maturity,
net of income taxes of $13 and $23, respectively(2)	20	35

Pension actuarial gain, net of income taxes of ($65) and ($267)(3)	(104)	(423)

Total other comprehensive loss, net of taxes	(923)	(346)

Comprehensive income	$5,448	$5,484

(1)	Amounts are included in net gain on sale of available for sale securities on the Consolidated Statements of Income in total non-interest income.
(2)

The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.

(3)

These accumulated other comprehensive income components are included in the computation of net periodic benefit cost and are included in salaries and employee benefit expense within noninterest expense (see Note 9 for additional details).

See notes to consolidated financial statements

Greene County Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended June 30, 2013 and 2012

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2011	$431	$11,001	$37,336	$519	$(1,206)	$48,081
Options exercised		94			278	372
Tax benefit of stock based compensation		5				5
Stock based compensation		19				19
Dividends declared			(1,297)			(1,297)
Net income			5,830			5,830
Other comprehensive loss, net of taxes				(346)		(346)

Balance at June 30, 2012	$431	$11,119	$41,869	$173	$(928)	$52,664
Options exercised		49			75	124
Dividends declared			(2,128)			(2,128)
Net income			6,371			6,371
Other comprehensive loss, net of taxes				(923)		(923)
Balance at June 30, 2013	$431	$11,168	$46,112	$(750)	$(853)	$56,108

See notes to consolidated financial statements.

Greene County Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2013 and 2012

(In thousands)

	2013	2012
Cash flows from operating activities:
Net Income	$6,371	$5,830
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	737	835
Deferred income tax expense	324	560
Net amortization of premiums and discounts	1,569	1,122
Net amortization of deferred loan costs and fees	282	263
Provision for loan losses	1,746	1,784
Stock option compensation	-	19
Other than temporary impairment of available-for-sale security	-	25
Net gain on sale of available-for-sale securities	(10)	(11)
(Gain) loss on sale of foreclosed real estate	(7)	36
Excess tax benefit from share-based payment arrangements	-	(5)
Net decrease in accrued income taxes	(1,306)	(1,021)
Net increase in accrued interest receivable	25	28
Net decrease in prepaids and other assets	1,096	194
Net (decrease) increase in other liabilities	(492)	690
Net cash provided by operating activities	10,335	10,349

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities	8,740	13,045
Proceeds from sale of securities	10	770
Purchases of securities	(10,387)	(32,524)
Principal payments on securities	17,415	20,879
Securities held to maturity:
Proceeds from maturities	23,755	13,151
Purchases of securities	(73,902)	(47,510)
Principal payments on securities	19,229	11,556
Net redemption of Federal Home Loan Bank Stock	356	172
Purchase of long term certificate of deposit	(250)	-
Net increase in loans receivable	(35,178)	(28,405)
Proceeds from sale of foreclosed real estate	446	800
Purchases of premises and equipment	(187)	(327)
Net cash used by investing activities	(49,953)	(48,393)

Cash flows from financing activities
Net decrease in short-term FHLB advances	(3,400)	(300)
Proceeds from long-term FHLB advances	4,000	-
Repayment of long-term FHLB advances	(7,000)	(5,000)
Payment of cash dividends	(2,128)	(1,297)
Proceeds from issuance of stock options	124	372
Excess tax benefit from share-based payment arrangements	-	5
Net increase in deposits	46,502	42,040
Net cash provided by financing activities	38,098	35,820

Net increase in cash and cash equivalents	(1,520)	(2,224)
Cash and cash equivalents at beginning of period	7,742	9,966
Cash and cash equivalents at end of period	$6,222	$7,742

Non-cash investing activites:
Foreclosed loans transferred to other real estate	$475	$653
Cash paid during period for:
Interest	$2,845	$3,598
Income taxes	$3,654	$3,141
See notes to consolidated financial statements

Greene County Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the “Company”) and its subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s subsidiaries Greene County Commercial Bank and Greene Property Holdings, Ltd.  All material inter-company accounts and transactions have been eliminated.  Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or shareholders’ equity as previously reported.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries.  The Bank of Greene County has twelve full-service offices and an operations center located in its market area consisting of the Hudson Valley Region of New York.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from, and provide banking services, to local municipalities.  In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Property Holdings, Ltd. is a subsidiary of The Bank of Greene County.  The Company received regulatory approvals to commence operation of this subsidiary during the quarter ended December 31, 2011.  Currently, certain mortgages and notes held by The Bank of Greene County are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.  Greene Property Holdings financial statements are consolidated with The Bank of Greene County, and therefore, the impact of the formation of this subsidiary to the consolidated financial statement of Greene County Bancorp, Inc. was not material.

Charter

Greene County Bancorp, Inc. and its parent mutual holding company (the “MHC”) are federally chartered and, effective July 2011, regulated and examined by the Federal Reserve Bank.  The Bank of Greene County, the subsidiary of Greene County Bancorp, Inc., is also federally chartered and, effective July 2011, regulated and examined by the Office of the Comptroller of the Currency (the “OCC”).  These changes were due to the passage of the Dodd-Frank Act.

The Bank of Greene County’s subsidiary, Greene County Commercial Bank is a New York State-chartered financial institution, regulated and examined by the New York State Banking Department.  The Bank of Greene County’s subsidiary, Greene Property Holdings, Ltd. was formed as a New York corporation.

As a federally chartered savings bank, The Bank of Greene County must maintain at least 65% of its “portfolio assets” (total assets minus goodwill and other intangible assets, office property and specified liquid investments up to 20% of total assets) in certain “qualified thrift investments” (primarily loans to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, securities backed by or representing an interest in mortgages on domestic residential housing, and Federal Home Loan Bank stock) in at least 9 months out of every 12 month period.  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  At June 30, 2013 and 2012 and for the years then ended, The Bank of Greene County satisfied the requirement of the qualified thrift lender test.

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

Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, intent to sell the security, whether it is more likely than not we will be required to sell the security before recovery, whether loss is expected, external credit ratings and recent downgrades.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value through earnings.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits at other financial institutions, investments (with original maturity of three months or less), and overnight federal funds sold.  The amounts of interest-bearing deposits included as cash equivalents at June 30, 2013 and 2012 were $809,000 and $641,000, respectively.

Securities

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

Realized gains or losses on security transactions are reported in earnings and computed using the specific identification cost basis.  Fair values of securities are based on quoted market prices, where available.  Valuation of securities is further described in Note 16.  Amortization of bond premiums and accretion of bond discounts are amortized over the expected life of the securities using the interest method.

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

For debt securities, OTTI is considered to have occurred if (1) the Company intends to sell the security before recovery of its amortized cost basis, (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  In determining the present value of expected cash flows, the Company discounts the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.  In estimating cash flows expected to be collected, the Company uses available information with respect to security prepayment speeds, default rates and severity.  In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For debt securities, credit-related OTTI is recognized in earnings while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in earnings.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and costs.  Interest on loans is accrued and credited to income based upon the principal amount outstanding.  Unearned discount on installment loans is recognized as income over the term of the loan, principally using a method that approximates the effective yield method.  Nonrefundable loan fees and related direct costs are deferred and amortized over the life of the loan as an adjustment to loan yield using the effective interest method.

Allowance for Loan Losses

The allowance for loan losses is maintained by a provision for loan losses charged to expense, reduced by net charge-offs and increased by recoveries of loans previously charged off.  The level of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, payment status of the loan and economic conditions.  The Bank of Greene County considers residential mortgages, home equity loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Large nonresidential mortgage and commercial loans are reviewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral, less estimated costs to sell.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

Income Recognition on Impaired and Nonaccrual loans

The Bank of Greene County generally places a loan, including impaired loans, on nonaccrual status when it is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more.  Any unpaid interest previously accrued on these loans is reversed from income.  When a loan is specifically determined to be impaired, collection of interest and principal are generally applied as a reduction to principal outstanding until the collection of the remaining balance is reasonably assured.  Interest income on all nonaccrual loans is recognized on a cash basis.

Foreclosed Real Estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans.  FRE is initially recorded at fair value (less estimated costs to sell) at the date the collateral is acquired establishing a new cost basis and any shortfall is charged to the allowance for loan losses at this time.  Subsequently, management reviews the value of FRE and write-downs, if any, are charged to expense.  All expenses and income related to FRE are included in consolidated results of operations as part of noninterest expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using principally the straight-line method over the estimated useful lives of the related assets (39 years for building and improvements, 3-8 years for furniture and equipment).  Maintenance and repairs are typically charged to expense when incurred.  Gains and losses from sales or other dispositions of premises and equipment are included in consolidated results of operations.  Leasehold improvements are amortized over the lesser of the related terms of the leases or their useful life.

Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock for subsequent issuance.  From time to time, Greene County Bancorp, Inc. may repurchase shares of common stock if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to Greene County Bancorp, Inc.’s earnings per share, book value per share and general market and economic factors.  Common stock may also be acquired in order to have shares available for issuance under the Stock Option Plans.  See Note 10 to the consolidated financial statements, Stock-Based Compensation, for more information regarding these plans.  No purchases of treasury stock were made during fiscal 2013 or 2012.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the fiscal years ended June 30, 2013 or 2012.

Advertising

Greene County Bancorp, Inc. follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $369,000  and $346,000 for the years ended June 30, 2013 and 2012, respectively.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under lines of credit.  Such financial instruments are recorded when they are funded.

Income Taxes

Provisions for income taxes are based on taxes currently payable or refundable and deferred income taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  Deferred tax assets and liabilities are reported at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

Earnings Per Share (EPS)

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

Impact of Recent Accounting Pronouncements

There were no recent accounting pronouncements issued during the year ended June 30, 2013 which had, or are expected to have, a material impact the Company’s consolidated financial statements.

Note 2.  Balances at other banks

The Bank of Greene County is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The amount of this reserve requirement, included in cash and due from banks, was $1.1 million and $867,000 at June 30, 2013 and 2012, respectively.

Note 3.  Securities

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2013, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities as determined by management’s analysis at the time of purchase.  The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

Securities at June 30, 2013 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$12,729	$260	$-	$12,989
State and political subdivisions	1,849	29	20	1,858
Mortgage-backed securities-residential	7,340	193	-	7,533
Mortgage-backed securities-multi-family	42,096	289	466	41,919
Asset-backed securities	17	-	1	16
Corporate debt securities	4,827	380	31	5,176
Total debt securities	68,858	1,151	518	69,491
Equity securities	68	85	-	153
Total securities available for sale	68,926	1,236	518	69,644
Securities held to maturity:
U.S. treasury securities	5,500	17	-	5,517
U.S. government sponsored enterprises	2,999	16	113	2,902
State and political subdivisions	82,801	362	755	82,408
Mortgage-backed securities-residential	29,077	1,515	9	30,583
Mortgage-backed securities-multi-family	55,086	1,236	1,093	55,229
Other securities	1,056	-	35	1,021
Total securities held to maturity	176,519	3,146	2,005	177,660
Total securities	$245,445	$4,382	$2,523	$247,304

Securities at June 30, 2012 consisted of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available for sale:
U.S. government sponsored enterprises	$16,816	$582	$-	$17,398
State and political subdivisions	4,783	116	-	4,899
Mortgage-backed securities-residential	18,625	482	1	19,106
Mortgage-backed securities-multi-family	40,077	604	18	40,663
Asset-backed securities	20	-	1	19
Corporate debt securities	5,053	263	-	5,316
Total debt securities	85,374	2,047	20	87,401
Equity securities	67	60	-	127
Total securities available for sale	85,441	2,107	20	87,528
Securities held to maturity:
U.S. treasury securities	11,029	61	-	11,090
U.S. government sponsored enterprises	998	31	-	1,029
State and political subdivisions	62,212	556	99	62,669
Mortgage-backed securities-residential	48,101	2,282	4	50,379
Mortgage-backed securities-multi-family	23,673	952	6	24,619
Other securities	376	-	-	376
Total securities held to maturity	146,389	3,882	109	150,162
Total securities	$231,830	$5,989	$129	$237,690

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  The Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA.  As of June 30, 2013 and 2012, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013.

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
State and political subdivisions	$791	$20	$-	$-	$791	$20
Mortgage-backed securities-multi-family	33,298	466	-	-	33,298	466
Asset-backed securities	-	-	16	1	16	1
Corporate debt securities	758	31	-	-	758	31
Total securities available for sale	34,847	517	16	1	34,863	518
Securities held to maturity:
U.S. government sponsored enterprises	1,887	113	-	-	1,887	113
State and political subdivisions	28,597	745	1,597	10	30,194	755
Mortgage-backed securities-residential	1,228	9	-	-	1,228	9
Mortgage-backed securities-multi-family	33,044	1,093	-	-	33,044	1,093
Other securities	753	35	-	-	753	35
Total securities held to maturity	65,509	1,995	1,597	10	67,106	2,005
Total securities	$100,356	$2,512	$1,613	$11	$101,969	$2,523

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

At June 30, 2013, there were 32 securities which have been in a continuous unrealized loss position for less than 12 months and 10 securities with a continuous unrealized loss position of more than 12 months.  Management evaluated these securities considering the factors as outlined in Note 1 of these consolidated financial statements, and based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

The following table presents realized gains and losses on securities for the years ended June 30, 2013 and 2012:

(In thousands)	2013	2012
Gross realized gains on sale of available-for-sale securities	$10	$11
Other-than-temporary impairment losses	-	(25)
Net realized gains (losses)	$10	$(14)

The estimated fair values of debt securities at June 30, 2013, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$2,535	$2,563
After one year through five years	11,936	12,417
After five years through ten years	4,934	5,043
After ten years	-	-
Total available for sale debt securities	19,405	20,023
Mortgage-backed and asset-backed securities	49,453	49,468
Equity securities	68	153
Total available for sale securities	68,926	69,644

Held to maturity debt securities
Within one year	24,418	24,476
After one year through five years	28,306	28,356
After five years through ten years	26,490	26,143
After ten years	13,142	12,873
Total held to maturity debt securities	92,356	91,848
Mortgage-backed	84,163	85,812
Total held to maturity securities	176,519	177,660
Total securities	$245,445	$247,304

As of June 30, 2013 and 2012, respectively, securities with an aggregate fair value of $200.9 million and $181.6 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of June 30, 2013 and 2012, respectively, securities with an aggregate fair value of $5.2 million and $5.3 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the years ended June 30, 2013 or 2012.

Note 4.  Loans

Loan segments and classes at June 30, 2013 and 2012 are summarized as follows:

	At June 30,
(In thousands)	2013	2012
Real estate mortgages:
Residential	$212,526	$193,378
Nonresidential	91,482	80,794
Construction and land	6,214	4,190
Multifamily	5,511	5,522
Total real estate mortgages	315,733	283,884
Home equity loans	20,371	22,808
Consumer installment	4,078	4,070
Commercial loans	25,657	21,688
Total gross loans	365,839	332,450
Allowance for loan losses	(7,040)	(6,177)
Deferred fees and costs	627	478
Total net loans	$359,426	$326,751

At June 30, 2013 and 2012, loans to officers and directors were immaterial as a percentage of our loan portfolio.

Credit Quality Indicators

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

Loan balances by internal credit quality indicator as of June 30, 2013 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$207,606	$294	$302	$4,324	$212,526
Nonresidential mortgage	87,509	-	2,197	1,776	91,482
Residential construction and land	2,691	-	-	-	2,691
Commercial construction	2,466	-	-	1,057	3,523
Multi-family	4,785	-	-	726	5,511
Home equity	20,099	221	23	28	20,371
Consumer installment	4,073	5	-	-	4,078
Commercial loans	24,454	-	516	687	25,657
Total gross loans	$353,683	$520	$3,038	$8,598	$365,839

Loan balances by internal credit quality indicator as of June 30, 2012 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$188,446	$-	$557	$4,375	$193,378
Nonresidential mortgage	77,761	-	588	2,445	80,794
Residential construction and land	2,156	-	-	-	2,156
Commercial construction	669	-	290	1,075	2,034
Multi-family	4,185	-	780	557	5,522
Home equity	22,708	-	-	100	22,808
Consumer installment	4,044	1	-	25	4,070
Commercial loans	20,045	39	762	842	21,688
Total gross loans	$320,014	$40	$2,977	$9,419	$332,450

The Company had no loans classified Doubtful or Loss at June 30, 2013 or 2012.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at June 30, 2013 and 2012.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York state law prior to a foreclosure sale, which may be in excess of two years.   Loans on nonaccrual status totaled $6.3 million at June 30, 2013 of which $4.9 million were in the process of foreclosure.  Included in nonaccrual loans, were $781,000 of loans which were less than 90 days past due at June 30, 2013, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $1.5 million of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $6.9 million at June 30, 2012 of which $3.5 million were in the process of foreclosure.  Included in nonaccrual loans, $1.3 million were less than 90 days past due at June 30, 2012, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2013:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$100	$1,420	$3,875	$5,395	$207,131	$212,526	$3,599
Nonresidential mortgage	472	1,193	1,655	3,320	88,162	91,482	2,018
Residential construction and land	-	38	-	38	2,653	2,691	-
Commercial construction	-	-	-	-	3,523	3,523	-
Multi-family	-	144	463	607	4,904	5,511	463
Home equity	42	470	28	540	19,831	20,371	51
Consumer installment	34	5	-	39	4,039	4,078	-
Commercial loans	138	583	82	803	24,854	25,657	195
Total gross loans	$786	$3,853	$6,103	$10,742	$355,097	$365,839	$6,326

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2012:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$99	$1,674	$3,850	$5,623	$187,755	$193,378	$4,206
Nonresidential mortgage	424	1,088	1,041	2,553	78,241	80,794	1,868
Residential construction and land	-	-	-	-	2,156	2,156	-
Commercial construction	-	-	-	-	2,034	2,034	-
Multi-family	-	-	431	431	5,091	5,522	431
Home equity	52	-	100	152	22,656	22,808	60
Consumer installment	76	4	24	104	3,966	4,070	25
Commercial loans	3	596	257	856	20,832	21,688	303
Total gross loans	$654	$3,362	$5,703	$9,719	$322,731	$332,450	$6,893

The Bank of Greene County had accruing loans delinquent 90 days or more as of June 30, 2013 totaling $559,000 and had accruing loans delinquent more than 90 days as of June 30, 2012 totaling $124,000.    The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loan current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2013	2012	2011
Interest income that would have been recorded if loans had been performing in accordance with original terms	$433	$550	$529
Interest income that was recorded on nonaccrual loans	158	277	226

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

The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2013			For the year ended June 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$852	$852	$-	$272	$14
Nonresidential mortgage	783	783	-	1,146	66
Commercial loans	-	-	-	81	17
	1,635	1,635	-	1,499	97
With an allowance recorded:
Residential mortgage	2,582	2,632	520	2,604	77
Nonresidential mortgage	1,339	1,339	305	1,182	33
Commercial construction	1,057	1,057	331	1,066	50
Multi-family	463	463	16	850	26
Home equity	-	-	-	193	4
Commercial loans	610	610	7	575	37
	6,051	6,101	1,179	6,470	227

Residential mortgage	3,434	3,484	520	2,876	91
Nonresidential mortgage	2,122	2,122	305	2,328	99
Commercial construction	1,057	1,057	331	1,066	50
Multi-family	463	463	16	850	26
Home equity	-	-	-	193	4
Commercial loans	610	610	7	656	54
	$7,686	$7,736	$1,179	$7,969	$324

	As of June 30, 2012			For the year ended June 30, 2012
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$213	$276	$-	$213	$-
Nonresidential mortgage	1,148	1,148	-	814	58
Multi-family	433	433	-	145	11
	1,794	1,857	-	1,172	69
With an allowance recorded:
Residential mortgage	200	200	10	129	6
Nonresidential mortgage	648	648	208	651	21
Commercial construction	1,075	1,075	365	357	23
Multi-family	428	428	155	431	24
Commercial loans	562	562	35	542	35
	2,913	2,913	773	2,110	109

Residential mortgage	413	476	10	342	6
Nonresidential mortgage	1,796	1,796	208	1,465	79
Commercial construction	1,075	1,075	365	357	23
Multi-family	861	861	155	576	35
Commercial loans	562	562	35	542	35
	$4,707	$4,770	$773	$3,282	$178

The table below details loans that have been modified as a troubled debt restructuring during the year ended June 30, 2013.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Residential mortgage	4	$836	$742	$739
Nonresidential mortgage	2	625	657	657

These loans have been classified as troubled debt restructurings due to concessions granted to the debtors that The Bank of Greene County would not otherwise consider as a result of financial difficulties of the borrowers.  For these loans,  concessions consisted of any combination of the following: additional funds were advanced, the interest rate was reduced and/or the term extended.   At June 30, 2013,  two of the six loans were returned to accrual status but the remaining loans modified during the period as a troubled debt restructuring are currently included in non-accrual loans.  If the borrower performs under the terms of the modification, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, these loans will be returned to accrual status.   These loans identified as a troubled debt restructuring have been evaluated for impairment and the impact to the allowance for loan loss was immaterial.

The table below details loans that have been modified as a troubled debt restructuring during the year ended June 30, 2012.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Residential mortgage	2	$246	$156	$154

There were no troubled debt restructurings that subsequently defaulted within twelve months of their modification during the years ended June 30, 2013 or 2012.

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

Activity for the year ended June 30, 2013

(In thousands)	Balance June 30, 2012	Charge-offs	Recoveries	Provision	Balance June 30, 2013
Residential mortgage	$2,163	$421	$-	$885	$2,627
Nonresidential mortgage	2,076	233	-	633	2,476
Residential construction and land	19	-	-	18	37
Commercial construction	407	-	-	(15)	392
Multi-family	337	-	-	(198)	139
Home equity	187	-	-	88	275
Consumer installment	207	246	88	173	222
Commercial loans	645	71	-	235	809
Unallocated	136	-	-	(73)	63
Total	$6,177	$971	$88	$1,746	$7,040

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2013 Impairment Analysis		Ending Balance June 30, 2013 Impairment Analysis
(In thousands)	Individual Evaluated	Collectively Evaluated	Individual Evaluated	Collectively Evaluated
Residential mortgage	$520	$2,107	$3,434	$209,092
Nonresidential mortgage	305	2,171	2,122	89,360
Residential construction and land	-	37	-	2,691
Commercial construction	331	61	1,057	2,466
Multi-family	16	123	463	5,048
Home equity	-	275	-	20,371
Consumer installment	-	222	-	4,078
Commercial loans	7	802	610	25,047
Unallocated	-	63	-	-
Total	$1,179	$5,861	$7,686	$358,153

Activity for the year ended June 30, 2012

(In thousands)	Balance June 30, 2011	Charge-offs	Recoveries	Provision	Balance June 30, 2012
Residential mortgage	$1,767	$208	$7	$597	$2,163
Nonresidential mortgage	1,859	212	-	429	2,076
Residential construction and land	27	-	-	(8)	19
Commercial construction	89	-	-	318	407
Multi-family	410	-	-	(73)	337
Home equity	186	-	-	1	187
Consumer installment	203	280	82	202	207
Commercial loans	528	67	2	182	645
Unallocated	-	-	-	136	136
Total	$5,069	$767	$91	$1,784	$6,177

	Allowance for Loan Loss		Loans Receivable
	Ending Balance June 30, 2012 Impairment Analysis		Ending Balance June 30, 2012 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$10	$2,153	$413	$192,965
Nonresidential mortgage	208	1,868	1,796	78,998
Residential construction & land	-	19	-	2,156
Commercial construction	365	42	1,075	959
Multi-family	155	182	861	4,661
Home equity	-	187	-	22,808
Consumer installment	-	207	-	4,070
Commercial loans	35	610	562	21,126
Unallocated	-	136	-	-
Total	$773	$5,404	$4,707	$327,743

Note 5.  Premises and Equipment

A summary of premises and equipment at June 30, 2013 and 2012, is as follows:

(In thousands)	2013	2012
Land	$2,883	$2,873
Building and improvements	14,888	14,728
Furniture and equipment	6,741	6,724
Less: accumulated depreciation	(10,163)	(9,426)
Total premises and equipment	$14,349	$14,899

Note 6.  Deposits

Major classifications of deposits at June 30, 2013 and 2012 are summarized as follows:

(In thousands)	2013	2012
Noninterest bearing deposits	$57,926	$52,783
Certificates of deposit	56,181	72,045
Savings deposits	160,004	132,822
Money market deposits	85,685	75,265
NOW deposits	198,643	179,022
Total deposits	$558,439	$511,937

Advance payments by borrowers for taxes and insurance totaling $5,048,000  and $4,859,000 at June 30, 2013 and 2012, respectively, are included in savings deposits.

Related party deposits are not material.

The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2013.

(In thousands)	3 months	3 to 6	7 to 12	Over 12
	Or less	Months	Months	Months	Total

Certificates of deposit less than $100,000	$11,087	$8,946	$4,880	$14,596	$39,509
Certificates of deposit $100,000 or more	3,889	2,862	1,405	8,516	16,672
Total certificates of deposit	$14,976	$11,808	$6,285	$23,112	$56,181

Scheduled maturities of certificates of deposit at June 30, 2013 were as follows:

(In thousands)
Fiscal year end
2014	$33,069
2015	17,808
2016	4,865
2017	439
$56,181

Note 7.  Borrowings

At June 30, 2013, The Bank of Greene County had pledged approximately $188.1 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $151.1 million at June 30, 2013, of which $4.0 million in term borrowings were outstanding at June 30, 2013.  There were $10.6 million of overnight borrowings outstanding at June 30, 2013.   Interest rates on overnight borrowings are determined at the time of borrowing.  Term borrowings consisted of two $2.0 million fixed rate, fixed term advances with a weighted average rate of 1.47% and a weighted average maturity of 74 months.  During the year ended June 30, 2013, the Company repaid $7.0 million of borrowings.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2013, approximately $5.2 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at June 30, 2013 or 2012.

The Bank of Greene County has established an unsecured line of credit with Atlantic Central Bankers Bank for $6.0 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At June 30, 2013 and 2012 there were no balances outstanding with Atlantic Central Bankers Bank, and there was no activity during the years ended June 30, 2013 and 2012.

Scheduled maturities of term borrowings at June 30, 2013 were as follows:

(In thousands)
Fiscal year end
Due after 2018	$4,000
$4,000

Note 8.  Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income as of June 30, 2013 and 2012, respectively, are presented in the following table:

(In thousands)
Other comprehensive (loss) income:	June 30, 2013	June 30, 2012
Unrealized gains on available for sale securities, net of tax	$441	$1,280
Unrealized loss on securities transferred to held to maturity, net of tax	(15)	(35)
Net losses and past service liability for defined benefit plan, net of tax	(1,176)	(1,072)
Accumulated other comprehensive (loss) income	$(750)	$173

Note 9.  Employee Benefit Plans

Defined Benefit Plan

The Bank of Greene County maintains a single-employer defined benefit pension plan (the “Pension Plan”).   Effective January 1, 2006, the Board of Directors of the Bank resolved to exclude from membership in the Pension Plan employees hired on or after January 1, 2006 and elected to cease additional benefit accruals to existing Pension Plan participants effective July 1, 2006.  Substantially all Bank employees who were hired before January 1, 2006 and attained the age of 21 are covered by the Pension Plan.  Under the Pension Plan, retirement benefits are primarily a function of both years of service and level of compensation, at July 1, 2006.   This defined benefit pension plan is accounted for in accordance with FASB ASC Topic 715 guidance on “Compensation – Retirement Benefits, Defined Benefit Plans – Pension”, which requires the Company to recognize in its consolidated financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Changes in the funded status of the single-employer defined benefit pension plan are reported as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.

Information regarding the single-employer defined benefit pension plan at June 30, 2013 and 2012 is as follows:

(In thousands)
Change in projected benefit obligation:	2013	2012
Benefit obligation at beginning of period	$4,597	$4,038
Interest cost	176	215
Actuarial loss	304	869
Benefits paid	(106)	(525)
Benefit obligation at June 30	4,971	4,597

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	2,983	3,318
Actual return on plan assets	260	190
Employer contributions	1,500	-
Benefits paid	(106)	(525)
Fair value of plan assets at June 30	$4,637	$2,983
Underfunded status at June 30 included in other liabilities	$334	$1,614

 The Company does not anticipate that it will make any contributions during fiscal 2014.

The components of net periodic pension costs related to the defined benefit pension plan for the years ended June 30, 2013 and 2012 were as follows:

	Years ended June 30,
(In thousands)	2013	2012
Interest cost	$176	$215
Expected return on plan assets	(201)	(224)
Amortization of net loss	76	36
Net periodic pension cost	$51	$27

The accumulated benefit obligation for the pension plan was $5.0 million and $4.6 million at June 30, 2013 and 2012, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) during 2013 and 2012 consisted of the following:

(In thousands)	2013	2012
Actuarial loss on plan assets and benefit obligations	$169	$690
Deferred tax benefit	65	267
Net change in plan assets and benefit obligations recognized in other comprehensive income	$104	$423

The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2013	2012
Discount rate	4.57%	3.93%
Net periodic pension expense:
Amortization period, in years	16	17
Discount rate	3.93%	5.48%
Expected long-term rate of return on plan assets	7.00%	7.00%

The discount rate used in the measurement of the Company’s pension obligation is based on the Citigroup Pension Liability Index based on expected benefit payments of the plan. The discount rates are evaluated at each measurement date to give effect to changes in the general interest rates. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The selected rate considers the historical and expected future investment trends of the present and expected assets in the plan.  Since this is a frozen plan, the compensation rate is zero percent.

The weighted average asset allocation and fair value of our funded pension plan at June 30, 2013 and 2012 was as follows:

(Dollars in thousands)	2013		2012
	Fair Value		Fair Value
Money market accounts	$15	0.3%	$5	0.2%
Mutual funds	4,622	99.7%	2,978	99.8%
Total plan assets	$4,637	100.0%	$2,983	100.0%

The fair value of assets within the pension plan was determined utilizing a quoted price in active markets at the measurement date. As such, these assets are classified as Level 1 within the “Fair Value Measurement” hierarchy.

Our target allocation for investment in mutual funds is 80% consisting of short-term and intermediate-term fixed income bond funds and 20% large cap value funds.  This allocation is consistent with our goal of preserving capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.  Asset rebalancing is performed on a quarterly basis, with adjustments made when the investment mix varies by more than 5% from the target.

The amortization of accumulated other comprehensive income associated with the single employer defined benefit pension plan for fiscal 2014 is expected to be nominal.

Expected benefit payments under the pension plan over the next ten years at June 30, 2013 are as follows:

(In thousands)
2014	$188
2015	188
2016	187
2017	218
2018	218
2019-2023	1,206

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 25% of their total compensation on a pre-tax basis.    The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  Company contributions associated with the contribution plan amounted to $210,000 and $203,000 in fiscal 2013 and 2012, respectively.

ESOP

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participant’s benefits become fully vested after three years of service.  During the years ended June 30, 2013 and 2012, the Board of Directors authorized the payment of $42,000  and $84,000 respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2013 and 2012, respectively.   ESOP expense was $84,000 and $78,000 for the years ended June 30, 2013 and 2012, respectively.  There were no unearned shares at June 30, 2013 or 2012.

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

The net periodic pension costs related to the SERP for the years ended June 30, 2013 and 2012 were  $98,000,  and $157,000,  respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $595,200 and $369,000 as of June 30, 2013 and June 30, 2012, respectively.

Note 10.  Stock-Based Compensation

Stock Option Plan

On July 29, 2008, shareholders approved the Greene County Bancorp, Inc. 2008 stock-based compensation plan (the “2008 Option Plan”) which allows the Company to issue up to 180,000 options and stock appreciation rights.  On August 19, 2008, the Board of Directors granted 164,500 options and stock appreciation rights (in tandem) to buy stock under the 2008 Option Plan at an exercise price of $12.50, the fair value of the stock on that date.  These options have a 10-year term and vested over a three year period upon meeting specific earnings performance goals.

The Company recognized $19,000 in compensation costs and related income tax benefit of $6,000 related to the 2008 Option Plan for the year ended June 30, 2012.  At June 30, 2013 and 2012, all granted shares were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plans for the years ended June 30, 2013 and 2012 is as follows:

	2013		2012
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	103,700	$ 12.50	144,834	$ 12.50
Exercised	(16,300)	$ 12.50	(41,134)	$ 12.50
Outstanding at period end	87,400	$ 12.50	103,700	$ 12.50

Exercisable at period end	87,400	$ 12.50	103,700	$ 12.50

The following table presents stock options outstanding and exercisable at June 30, 2013:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	87,400	5.25	$ 12.50

The total intrinsic value of the options exercised during the year ended June 30, 2013 was approximately $126,000.  The total intrinsic value of the options exercised during the year ended June 30, 2012 was approximately $244,000.  There were no stock options granted during the years ended June 30, 2013 or 2012.  All outstanding options were fully vested at June 30, 2013 and 2012.

Phantom Stock Option Plan and Long-term Incentive Plan

Greene County Bancorp, Inc. (the “Company”) entered into the Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-Term Incentive Plan (the “Plan”), effective as of July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 900,000 phantom stock options will be available for awards under the Plan.  A phantom stock option represents the right to receive a cash payment on the date the award vests in the participant equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  During the years ended June 30, 2013 and 2012, phantom stock options totaling 243,473 and 235,350, respectively, were awarded under the plan.  The Company recognized $147,300 and $265,000 in compensation costs related to the phantom stock option plan during the years ended June 30, 2013 and 2012, respectively.

Note 11.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2013 and 2012.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Year ended June 30, 2013	$6,371,000
Basic		4,187,340	$1.52
Effect of dilutive stock options		36,159	(0.01)
Diluted		4,223,499	$1.51

Year ended June 30, 2012	$5,830,000
Basic		4,156,481	$1.40
Effect of dilutive stock options		40,579	(0.01)
Diluted		4,197,060	$1.39

Note 12.  Income Taxes

The provision for income taxes consists of the following for the fiscal years ended June 30:

(In thousands)	2013	2012
Current expense:
Federal	$2,070	$1,665
State	278	455
Total current expense	2,348	2,120
Deferred expense	324	560
Total provision for income taxes	$2,672	$2,680

The effective tax rate differs from the federal statutory rate as follows for fiscal years ended June 30:

	2013	2012
Tax based on federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	1.04	1.82
Tax-exempt income	(6.65)	(6.00)
Other, net	1.16	1.68
Total income tax expense	29.55%	31.50%

The components of the deferred tax assets and liabilities at June 30 were as follows:

(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,724	$2,390
Pension benefits	129	625
Other	553	468
Total deferred tax assets	3,406	3,483

Deferred tax liabilities:
Depreciation	1,470	1,581
Loan costs	514	425
Real estate investment trust income	1,406	1,202
Unrealized gains on securities available for sale	269	786
Total deferred tax liabilities	3,659	3,994
Net deferred tax liability included in other liabilities	$(253)	$(511)

Income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company accounts for uncertain tax positions if it is more likely than not, based on technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgments.

The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.

As of June 30, 2013 and 2012, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months.  As of June 30, 2013, tax years ended June 30, 2009 through June 30, 2012, remain open and are subject to Federal and State taxing authority examination.

Note 13.  Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

The Bank of Greene County’s unfunded loan commitments are as follows at June 30, 2013 and 2012:

(In thousands)	2013	2012
Nonresidential mortgage loan commitments	$5,396	$5,964
Residential mortgage loan commitments	6,171	5,087
Construction and land loan commitments	2,230	994
Unused portion of overdraft lines of credit	719	735
Unused portion of home equity lines of credit	7,703	8,432
Unused portion of commercial lines of credit	10,815	10,050
Commercial loan commitments	298	805
Total commitments	$33,332	$32,067

Commitments to extend credit in the form of loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank of Greene County evaluates each customer’s credit worthiness on a case-by-case basis.

The amount of collateral, if any, required by The Bank of Greene County upon credit extension is based on management’s evaluation of customer credit.  Commitments to extend mortgage credit are primarily collateralized by first liens on real estate.  Collateral on extensions of commercial lines of credit vary but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial property.

Note 14. Operating Leases

The Bank of Greene County has non-cancelable lease commitments for three branch locations.  These leases include obligations for real estate taxes, insurance and maintenance expenses.  Total lease expense was $69,000 and $67,000 for the years ended June 30, 2013 and 2012, respectively.   Minimum non-cancelable lease commitments for future years ending June 30 are as follows

(In thousands):

Fiscal year end	Annual Lease Payments
2014	$70
2015	59
2016	46
Thereafter	-
Total payments	$175

Note 15.  Concentrations of Credit Risk

The Bank of Greene County grants residential, consumer and commercial loans to customers primarily located in Greene County, New York.  Over the last several years the Company has emphasized expansion into new markets in southern Albany and Columbia counties.  Although The Bank of Greene County has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon employment and other economic factors throughout Greene and its contiguous counties.

Note 16.  Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30 2013 and 2012 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,989	$-	$12,989	$-
State and political subdivisions	1,858	-	1,858	-
Mortgage-backed securities-residential	7,533	-	7,533	-
Mortgage-backed securities-multi-family	41,919	-	41,919	-
Asset-backed securities	16	16	-	-
Corporate debt securities	5,176	5,176	-	-
Equity securities	153	153	-	-
Securities available for sale	$69,644	$5,345	$64,299	$-

		Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$17,398	$-	$17,398	$-
State and political subdivisions	4,899	-	4,899	-
Mortgage-backed securities-residential	19,106	-	19,106	-
Mortgage-backed securities-multi-family	40,663	-	40,663	-
Asset-backed securities	19	19	-	-
Corporate debt securities	5,316	5,316	-	-
Equity securities	127	127	-	-
Securities available for sale	$87,528	$5,462	$82,066	$-

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

Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Impaired loans	$ 5,460	$ -	$ -	$ 5,460

June 30, 2012
Impaired loans	$ 2,353	$ -	$ -	$ 2,353

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Wtd Average
June 30, 2013
Impaired Loans	$ 5,460	Appraisal of collateral (1)	Appraisal adjustments (2)	0-50%	23.98%
			Liquidation expenses (3)	10-15%	5.86%
June 30, 2012
Impaired Loans	$ 2,353	Appraisal of collateral (1)	Appraisal adjustments (2)	0-25%	23.48%
			Liquidation expenses (3)	10-15%	12.46%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions.  Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received or age of the appraisal.

(3)	Appraisals may be adjusted downwards by management for qualitative factors such as the estimated costs to liquidate the collateral.

At June 30, 2013, loans subject to nonrecurring fair value measurement had a recorded investment of $6.6 million with related allowances of $1.2 million, and consisted of thirteen residential mortgage loans, six nonresidential mortgage loans, two multifamily loans,  two commercial construction and two commercial loans.    At June 30, 2012, loans subject to nonrecurring fair value measurement had a recorded investment of $3.1 million with related allowances of $773,000, and consisted of three residential mortgage loans, five nonresidential mortgage loans, one multifamily loan, one commercial construction loan and one commercial loan. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2013 and 2012, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	June 30, 2013		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,222	$6,222	$6,222	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	69,644	69,644	5,345	64,299	-
Securities held to maturity	176,519	177,660	-	177,660	-
Federal Home Loan Bank stock	1,388	1,388	-	1,388	-
Net loans	359,426	367,377	-	-	367,377
Accrued interest receivable	2,663	2,663	-	2,663	-
Deposits	558,439	558,517	-	558,517	-
Federal Home Loan Bank borrowings	14,600	14,378	-	14,378	-
Accrued interest payable	55	55	-	55	-

(In thousands)	June 30, 2012		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$7,742	$7,742	$7,742	$-	$-
Securities available for sale	87,528	87,528	5,462	82,066	-
Securities held to maturity	146,389	150,162	-	150,162	-
Federal Home Loan Bank stock	1,744	1,744	-	1,744	-
Net loans	326,751	341,263	-	-	341,263
Accrued interest receivable	2,688	2,688		2,688	-
Deposits	511,937	512,154	-	512,154	-
Federal Home Loan Bank borrowings	21,000	21,264	-	21,264	-
Accrued interest payable	83	83	-	83	-

Note 17.  Regulatory Matters

The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Commercial Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  As of June 30, 2013, the most recent notification from regulators categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets (as defined by regulations), of Tier 1 capital to assets (as defined), and of tangible capital to tangible assets (as defined).  Management believes, as of June 30, 2013, that The Bank of Greene County and Greene County Commercial Bank meet all capital adequacy requirements to which they are subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2013:

Total risk-based capital	$58,892	18.5%	$25,424	8.0%	$31,780	10.0%
Tier 1 risk-based capital	54,843	17.3	12,712	4.0	19,068	6.0
Tier 1 leverage ratio	54,843	8.6	19,050	3.0	31,751	5.0

As of June 30, 2012:

Total risk-based capital	$52,000	17.7%	$23,506	8.0%	$29,383	10.0%
Tier 1 risk-based capital	48,287	16.4	11,753	4.0	17,630	6.0
Tier 1 leverage ratio	48,287	8.2	17,733	3.0	29,555	5.0

Greene County Commercial Bank

As of June 30, 2013:

Total risk-based capital	$15,256	39.5%	$3,091	8.0%	$3,864	10.0%
Tier 1 risk-based capital	15,256	39.5	1,546	4.0	2,318	6.0
Tier 1 leverage ratio	15,256	7.7	7,912	4.0	9,890	5.0

As of June 30, 2012:

Total risk-based capital	$13,237	39.6%	$2,677	8.0%	$3,346	10.0%
Tier 1 risk-based capital	13,237	39.6	1,338	4.0	2,008	6.0
Tier 1 leverage ratio	13,237	7.7	6,903	4.0	8,629	5.0

Note 18.  Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. as of and for the fiscal years ended June 30, 2013 and 2012.

Greene County Bancorp, Inc.

Condensed Statements of Financial Condition

As of June 30, 2013 and 2012

(In thousands)

ASSETS	2013	2012
Cash and cash equivalents	$2,114	$4,247
Investment in subsidiaries	54,038	48,460
Prepaid expenses and other assets	16	14
Total assets	$56,168	$52,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$60	$57
Total shareholders’ equity	56,108	52,664
Total liabilities and shareholders’ equity	$56,168	$52,721

Greene County Bancorp, Inc.

Condensed Statements of Income

For the Years Ended June 30, 2013 and 2012

(In thousands)

	2013	2012
INCOME:
Equity in undistributed net income of subsidiaries	$6,501	$3,018
Dividend distributed by subsidiary	4	3,000
Interest earning deposits	12	2
Total income	$6,517	$6,020

OPERATING EXPENSES:
Legal fees	46	94
Other	100	96
Total operating expenses	146	190
Net income	$6,371	$5,830

Greene County Bancorp, Inc.

Condensed Statements of Comprehensive Income

For the Years Ended June 30, 2013 and 2012

(In thousands)

	2013	2012
Net Income	$6,371	$5,830
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities,
net of income taxes of ($526) and $20, respectively	(833)	34

Reclassification adjustment for gain on sale of securities realized in net income
net of income taxes of ($4) and ($4) respectively	(6)	(7)

Reclassification adjustment for impairment writedown of securities realized in net
income, net of income taxes of $-- and $10 respectively	-	15

Accretion of unrealized loss on securities transferred to held to maturity,
net of income taxes of $13 and $23, respectively	20	35

Pension actuarial gain, net of income taxes of ($65) and ($267)	(104)	(423)

Total other comprehensive loss, net of taxes	(923)	(346)

Comprehensive income	$5,448	$5,484

Greene County Bancorp, Inc.

Condensed Statements of Cash Flows

For the Years Ended June 30, 2013 and 2012

(In thousands)

Cash flow from operating activities:	2013	2012
Net Income	$6,371	$5,830

Adjustments to reconcile net income to cash (used by) provided by operating activities:
Undistributed earnings of subsidiaries	(6,501)	(3,018)
Stock based compensation	-	19
Tax benefit of stock based compensation	-	(5)
Net increase in prepaid expenses and other assets	(2)	-
Net increase in total liabilities	3	17
Net cash (used by) provided by operating activities	(129)	2,843

Cash flows from financing activities:
Payment of cash dividends	(2,128)	(1,297)
Proceeds from exercise of stock options	124	372
Excess tax benefit from share-based payment arrangements	-	5
Net cash used in financing activities	(2,004)	(920)
Net (decrease) increase in cash and cash equivalents	(2,133)	1,923
Cash and cash equivalents at beginning of period	4,247	2,324
Cash and cash equivalents at end of period	$2,114	$4,247

Note 19.  Subsequent events

On July 16, 2013, the Board of Directors declared a cash dividend for the quarter ended June 30, 2013 of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of August 15, 2013, and will be paid on August 30, 2013.  Historically, the MHC has waived its right to receive dividends declared on its shares of the Company’s common stock, and the MHC has waived the receipt of dividends for the quarter ended June 30, 2013, subject to the non-objection of the Federal Reserve Board.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC obtained approval of its members at the special meeting of members held on February 19, 2013 to waive the dividend, and received the non-objection of the Federal Reserve Board for such dividend waiver. The MHC waived its receipt of the dividend payable on August 30, 2013.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2013 Proxy Statement is incorporated herein by reference.

ITEM 9A. Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting appears in Part II, Item 8 of this Report. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to exemption rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) is incorporated herein by reference.

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

ITEM 11.Executive Compensation

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2013 Proxy Statement is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2013 Proxy Statement is incorporated herein by reference.

ITEM 13.Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of Greene County Bancorp, Inc.’s 2013 Proxy Statement is incorporated herein by reference.

ITEM 14.Principal Accountant Fees and Services

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2013 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)(1)The following financial statements and Report of BDO USA, LLP and ParenteBeard, LLC are included in this Annual Report on Form 10-K:

Report of ParenteBeard LLC, Independent Registered Public Accounting Firm

Report of BDO USA, LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Condition for the years ended June 30, 2013 and 2012

Consolidated Statements of Income for the years ended June 30, 2013 and 2012

Consolidated Statement of Comprehensive Income for the years ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2013 and 2012

Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data

(a)(2)List of Financial Schedules

Not applicable

(a)(3)Exhibits

3.1Certification of Incorporation of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s Registration statement on SB-2, file No. 333-63681 (the “SB-2”)).

3.2Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

4.0Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

10.2Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

21.0Subsidiaries of Greene County Bancorp, Inc.

23.1Consent of ParenteBeard, LLC

23.2Consent of BDO USA, LLP

31.1Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1Certification of Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 30, 2013By: /s/ Donald E. Gibson

Donald E. Gibson

President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michelle Plummer

Michelle Plummer, CPA

Executive Vice President,

Chief Operating Officer and Chief Financial Officer

Date:  September 30, 2013

By: /s/ David H. Jenkins By:/s/ Paul Slutzky

David H. Jenkins, DVMPaul Slutzky

DirectorDirector

Date:  September 30, 2013Date:  September 30, 2013

By: /s/ Dennis R. O’Grady By:/s/ Martin C. Smith

Dennis R. O’GradyMartin C. Smith

DirectorChairman of the Board

Date:  September 30, 2013Date:  September 30, 2013

By: /s/ Charles Schaefer

Charles Schaefer

Director

Date:  September 30, 2013

EXHIBIT 21.0

SUBSIDIARIES OF GREENE COUNTY BANCORP, INC.

CompanyState of IncorporationPercent Owned

The Bank of Greene CountyFederal100.0% owned by Greene County Bancorp, Inc.

Greene County Commercial BankNew York100.0% owned by The Bank of Greene County

Greene Property Holdings, Ltd.New York 100.0% owned by The Bank of Greene County

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-51538 and No. 333-163818) of Greene County Bancorp, Inc. (the “Company”) of our report dated September 28, 2012, relating to the Company’s consolidated financial statements as of and for the year ended June 30, 2012, which report appears in Item 8 of this Form 10-K.

/s/ ParenteBeard, LLC

Allentown, Pennsylvania

September 30, 2013

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-51538 and 333-163818) of Greene County Bancorp, Inc. of our report dated September 30, 2013, relating to the consolidated financial statements,  which report appears in this Form 10-K.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

September 30, 2013

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

Date: September 30, 2013/s/ Donald E. Gibson

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

Date: September 30, 2013/s/ Michelle M. Plummer

Michelle M. Plummer, CPA

Executive Vice President,

Chief Financial Officer and Chief Operating Officer

EXHIBIT 32.1

Statement of Chief Executive Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Donald E. Gibson, President and Chief Executive Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2013 and that to the best of his knowledge:

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

Date: September 30, 2013/s/ Donald E. Gibson

Donald E. Gibson

President and Chief Executive Officer

EXHIBIT 32.2

Statement of Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Michelle M. Plummer, Chief Financial Officer, of Greene County Bancorp, Inc. (the “Company”) certifies in her capacity as an officer of the Company that she has reviewed the Annual Report of the Company on Form 10-K for the year ended June 30, 2013 and that to the best of her knowledge:

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

Date: September 30, 2013/s/ Michelle M. Plummer

Michelle M. Plummer, CPA

Executive Vice President,

Chief Financial Officer and Chief Operating Officer

Exhibit 101

Extensible Business Reporting Language (XBRL)