Form 10-Q
period 2013-09-30
GREENE COUNTY BANCORP INC
filed 2013-11-08
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes: ☒    No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes: ☐   No: ☒

As of November 8, 2013, the registrant had 4,203,256 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2013 and June 30, 2013
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2013	June 30, 2013
Total cash and cash equivalents	$14,831	$6,222

Long term certificate of deposit	250	250
Securities available for sale, at fair value	66,118	69,644
Securities held to maturity, at amortized cost	173,848	176,519
Federal Home Loan Bank stock, at cost	1,113	1,388

Loans	380,430	365,839
Allowance for loan losses	(7,028)	(7,040)
Unearned origination fees and costs, net	736	627
Net loans receivable	374,138	359,426

Premises and equipment	14,245	14,349
Accrued interest receivable	2,870	2,663
Foreclosed real estate	196	296
Prepaid expenses and other assets	2,857	2,848
Total assets	$650,466	$633,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$58,846	$57,926
Interest bearing deposits	521,636	500,513
Total deposits	580,482	558,439

Borrowings from Federal Home Loan Bank, short-term	3,500	10,600
Borrowings from Federal Home Loan Bank, long-term	5,000	4,000
Accrued expenses and other liabilities	4,472	4,458
Total liabilities	593,454	577,497

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share;Authorized - 12,000,000 shares; Issued - 4,305,670 shares Outstanding 4,199,904 shares at September 30, 2013,and 4,192,654 shares at June 30, 2013	431	431
Additional paid-in capital	11,158	11,168
Retained earnings	47,534	46,112
Accumulated other comprehensive loss	(1,313)	(750)
Treasury stock, at cost 105,766 shares at September 30, 2013,and 113,016 shares at June 30, 2013	(798)	(853)
Total shareholders’ equity	57,012	56,108
Total liabilities and shareholders’ equity	$650,466	$633,605

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands, except share and per share amounts)

	2013	2012
Interest income:
Loans	$4,498	$4,578
Investment securities - taxable	166	186
Mortgage-backed securities	650	947
Investment securities - tax exempt	510	416
Interest bearing deposits and federal funds sold	2	4
Total interest income	5,826	6,131

Interest expense:
Interest on deposits	550	664
Interest on borrowings	28	75
Total interest expense	578	739

Net interest income	5,248	5,392
Provision for loan losses	313	444
Net interest income after provision for loan losses	4,935	4,948

Noninterest income:
Service charges on deposit accounts	676	692
Debit card fees	389	327
Investment services	105	90
E-commerce fees	26	28
Other operating income	154	142
Total noninterest income	1,350	1,279

Noninterest expense:
Salaries and employee benefits	2,194	2,073
Occupancy expense	323	302
Equipment and furniture expense	113	151
Service and data processing fees	336	397
Computer software, supplies and support	114	93
Advertising and promotion	67	89
FDIC insurance premiums	89	75
Legal and professional fees	205	157
Other	371	336
Total noninterest expense	3,812	3,673

Income before provision for income taxes	2,473	2,554
Provision for income taxes	719	790
Net income	$1,754	$1,764

Basic earnings per share	$0.42	$0.42
Basic average shares outstanding	4,194,714	4,183,932
Diluted earnings per share	$0.41	$0.42
Diluted average shares outstanding	4,234,845	4,221,451
Dividends per share	$0.175	$0.175

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Net Income	$1,754	$1,764
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities, net of income taxes of ($356) and $85, respectively	(565)	134

Accretion of unrealized loss on securities transferred to held to maturity,net of income taxes of $2 and $4, respectively(1)	2	6

Pension actuarial gain, net of income taxes of $-- and $4(2)	-	8

Total other comprehensive (loss) income, net of taxes	(563)	148

Comprehensive income	$1,191	$1,912

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost and are included in salaries and employee benefit expense within noninterest expense (see Note 10 for additional details).

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2012	$431	$11,119	$41,869	$173	$(928)	$52,664
Options exercised		10			15	25
Dividends declared			(732)			(732)
Net income			1,764			1,764
Other comprehensive income, net of taxes				148		148
Balance at September 30, 2012	$431	$11,129	$42,901	$321	$(913)	$53,869

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2013	$431	$11,168	$46,112	$(750)	$(853)	$56,108
Options exercised		(14)			55	41
Tax benefit of stock based compensation		4				4
Dividends declared			(332)			(332)
Net income			1,754			1,754
Other comprehensive loss, net of taxes				(563)		(563)
Balance at September 30, 2013	$431	$11,158	$47,534	$(1,313)	$(798)	$57,012

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Cash flows from operating activities:
Net Income	$1,754	$1,764
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	174	194
Deferred income tax expense	651	455
Net amortization of premiums and discounts	495	324
Net amortization of deferred loan costs and fees	81	61
Provision for loan losses	313	444
Gain on sale of foreclosed real estate	(3)	(36)
Excess tax benefit from share-based payment arrangements	(4)	-
Net increase in accrued income taxes	20	248
Net increase in accrued interest receivable	(207)	(148)
Net (increase) decrease in prepaids and other assets	(25)	82
Net decrease in other liabilities	(282)	(1,653)
Net cash provided by operating activities	2,967	1,735

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities	-	1,210
Purchases of securities	-	(1,080)
Principal payments on securities	2,395	5,607
Securities held to maturity:
Proceeds from maturities	6,934	6,366
Purchases of securities	(7,147)	(2,448)
Principal payments on securities	2,602	3,373
Net redemption of Federal Home Loan Bank Stock	275	630
Net increase in loans receivable	(15,106)	(9,766)
Proceeds from sale of foreclosed real estate	103	96
Purchases of premises and equipment	(70)	(45)
Net cash (used by) provided by investing activities	(10,014)	3,943

Cash flows from financing activities
Net decrease in short-term FHLB advances	(7,100)	(14,000)
Proceeds from long-term FHLB advances	1,000	-
Payment of cash dividends	(332)	(732)
Proceeds from issuance of stock options	41	25
Excess tax benefit from share-based payment arrangements	4	-
Net increase in deposits	22,043	24,206
Net cash provided by financing activities	15,656	9,499

Net increase in cash and cash equivalents	8,609	15,177
Cash and cash equivalents at beginning of period	6,222	7,742
Cash and cash equivalents at end of period	$14,831	$22,919

Cash paid during period for:
Interest	$581	$735
Income taxes	$48	$87

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2013 and 2012

(1)	Basis of Presentation

The accompanying unaudited consolidated statement of financial condition as of June 30, 2013 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three months ended September 30, 2013 and 2012 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2013, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its two banking subsidiaries.  The Bank of Greene County has twelve full-service offices and an operations center located in its market area within the Hudson Valley Region of New York State.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities.

Index
(3)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the assessment of other-than-temporary security impairment.

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

(4)	Securities

Securities at September 30, 2013 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$12,708	$267	$-	$12,975
State and political subdivisions	1,847	27	13	1,861
Mortgage-backed securities-residential	6,408	220	-	6,628
Mortgage-backed securities-multi-family	40,452	225	1,365	39,312
Asset-backed securities	16	-	1	15
Corporate debt securities	4,822	375	27	5,170
Total debt securities	66,253	1,114	1,406	65,961
Equity securities	68	89	-	157
Total securities available for sale	66,321	1,203	1,406	66,118
Securities held to maturity:
U.S. treasury securities	4,500	8	-	4,508
U.S. government sponsored enterprises	3,000	12	122	2,890
State and political subdivisions	83,926	423	675	83,674
Mortgage-backed securities-residential	26,610	1,360	1	27,969
Mortgage-backed securities-multi-family	54,736	822	2,284	53,274
Other securities	1,076	-	38	1,038
Total securities held to maturity	173,848	2,625	3,120	173,353
Total securities	$240,169	$3,828	$4,526	$239,471

Index
Securities at June 30, 2013 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$12,729	$260	$-	$12,989
State and political subdivisions	1,849	29	20	1,858
Mortgage-backed securities-residential	7,340	193	-	7,533
Mortgage-backed securities-multi-family	42,096	289	466	41,919
Asset-backed securities	17	-	1	16
Corporate debt securities	4,827	380	31	5,176
Total debt securities	68,858	1,151	518	69,491
Equity securities	68	85	-	153
Total securities available for sale	68,926	1,236	518	69,644
Securities held to maturity:
U.S. treasury securities	5,500	17	-	5,517
U.S. government sponsored enterprises	2,999	16	113	2,902
State and political subdivisions	82,801	362	755	82,408
Mortgage-backed securities-residential	29,077	1,515	9	30,583
Mortgage-backed securities-multi-family	55,086	1,236	1,093	55,229
Other securities	1,056	-	35	1,021
Total securities held to maturity	176,519	3,146	2,005	177,660
Total securities	$245,445	$4,382	$2,523	$247,304

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  The Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA.  As of September 30, 2013 and 2012, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013.

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
State and political subdivisions	$797	$13	$-	$-	$797	$13
Mortgage-backed securities-multi-family	33,671	1,365	-	-	33,671	1,365
Asset-backed securities	-	-	15	1	15	1
Corporate debt securities	760	27	-	-	760	27
Total securities available for sale	35,228	1,405	15	1	35,243	1,406
Securities held to maturity:
U.S. government sponsored enterprises	1,878	122	-	-	1,878	122
State and political subdivisions	22,986	674	484	1	23,470	675
Mortgage-backed securities-residential	999	1	-	-	999	1
Mortgage-backed securities-multi-family	28,388	1,794	5,730	490	34,118	2,284
Other securities	749	38	-	-	749	38
Total securities held to maturity	55,000	2,629	6,214	491	61,214	3,120
Total securities	$90,228	$4,034	$6,229	$492	$96,457	$4,526

Index
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

At September 30, 2013, there were 124 securities which have been in a continuous unrealized loss position for less than 12 months and 5 securities with a continuous unrealized loss position of more than 12 months.  When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the quarters ended September 30, 2013 and 2012, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the quarters ended September 30, 2013 and 2012.

The estimated fair values of debt securities at September 30, 2013, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Index
(In thousands)

Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$4,797	$4,864
After one year through five years	9,652	10,082
After five years through ten years	4,928	5,060
After ten years	-	-
Total available for sale debt securities	19,377	20,006
Mortgage-backed and asset-backed securities	46,876	45,955
Equity securities	68	157
Total available for sale securities	66,321	66,118

Held to maturity debt securities
Within one year	21,548	21,595
After one year through five years	30,244	30,452
After five years through ten years	27,137	26,820
After ten years	13,573	13,243
Total held to maturity debt securities	92,502	92,110
Mortgage-backed	81,346	81,243
Total held to maturity securities	173,848	173,353
Total securities	$240,169	$239,471

As of September 30, 2013 and June 30, 2013, respectively, securities with an aggregate fair value of $193.2 million and $200.9 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of September 30, 2013 and June 30, 2013, securities with an aggregate fair value of $5.2 million were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2013 or 2012.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the fiscal quarters ended September 30, 2013 or 2012.

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

Index
When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it generally establishes a specific valuation allowance or "loss reserve" in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans.  When The Bank of Greene County identifies problem loans as being impaired, it is required to evaluate whether the Bank will be able to collect all amounts due either through repayments or the liquidation of the underlying collateral.  If it is determined that impairment exists, the Bank is required either to establish a specific allowance for losses equal to the amount of impairment of the assets, or to charge-off such amount.  Regulatory agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

The Bank primarily has four segments within its loan portfolio that it considers when measuring credit quality: real estate loans, home equity, consumer installment and commercial loans.  The real estate portfolio consists of residential, nonresidential, and construction loan classes. The inherent risk within the loan portfolio varies depending upon each of these loan types.

The Bank of Greene County’s primary lending activity is the origination of residential mortgage loans, including home equity loans, which are collateralized by residences.   Generally, residential mortgage loans are made in amounts up to 80 % of the appraised value of the property.  However, The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance.  In the event of default by the borrower, The Bank of Greene County will acquire and liquidate the underlying collateral.    By originating the loan at a loan-to-value ratio of 80% or less or obtaining private mortgage insurance, The Bank of Greene County limits its risk of loss in the event of default.  However, the market values of the collateral may be adversely impacted by declines in the economy.  Home equity loans may have an additional inherent risk if The Bank of Greene County does not hold the first mortgage.  The Bank of Greene County may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

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

Index
Loan balances by internal credit quality indicator as of September 30, 2013 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$216,915	$445	$301	$4,787	$222,448
Nonresidential mortgage	92,037	-	2,182	2,027	96,246
Residential construction and land	3,322	-	-	-	3,322
Commercial construction	1,352	-	-	1,050	2,402
Multi-family	4,033	-	-	724	4,757
Home equity	20,578	25	22	253	20,878
Consumer installment	4,203	2	-	6	4,211
Commercial loans	24,954	2	501	709	26,166
Total gross loans	$367,394	$474	$3,006	$9,556	$380,430

Loan balances by internal credit quality indicator as of June 30, 2013 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$207,606	$294	$302	$4,324	$212,526
Nonresidential mortgage	87,509	-	2,197	1,776	91,482
Residential construction and land	2,691	-	-	-	2,691
Commercial construction	2,466	-	-	1,057	3,523
Multi-family	4,785	-	-	726	5,511
Home equity	20,099	221	23	28	20,371
Consumer installment	4,073	5	-	-	4,078
Commercial loans	24,454	-	516	687	25,657
Total gross loans	$353,683	$520	$3,038	$8,598	$365,839

The Company had no loans classified Doubtful or Loss at September 30, 2013 or June 30, 2013.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.  Nonaccrual is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2013 and June 30, 2013.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.   Loans on nonaccrual status totaled $7.4 million at September 30, 2013 of which $5.4 million were in the process of foreclosure.  Included in nonaccrual loans were $1.5 million of loans which were less than 90 days past due at September 30, 2013, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $1.3 million of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $6.3 million at June 30, 2013 of which $4.9 million were in the process of foreclosure.  Included in nonaccrual loans, were $781,000 of loans which were less than 90 days past due at June 30, 2013, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of September 30, 2013:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$693	$316	$3,975	$4,984	$217,464	$222,448	$4,067
Nonresidential mortgage	1,160	971	1,540	3,671	92,575	96,246	2,269
Residential construction and land	-	-	-	-	3,322	3,322	-
Commercial construction	-	-	-	-	2,402	2,402	-
Multi-family	143	-	463	606	4,151	4,757	463
Home equity	8	-	254	262	20,616	20,878	300
Consumer installment	79	2	6	87	4,124	4,211	6
Commercial loans	572	2	206	780	25,386	26,166	317
Total gross loans	$2,655	$1,291	$6,444	$10,390	$370,040	$380,430	$7,422

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2013:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$1,255	$165	$3,875	$5,295	$207,231	$212,526	$3,599
Nonresidential mortgage	215	978	1,655	2,848	88,634	91,482	2,018
Residential construction and land	38	-	-	38	2,653	2,691	-
Commercial construction	-	-	-	-	3,523	3,523	-
Multi-family	144	-	463	607	4,904	5,511	463
Home equity	269	221	28	518	19,853	20,371	51
Consumer installment	34	5	-	39	4,039	4,078	-
Commercial loans	530	78	82	690	24,967	25,657	195
Total gross loans	$2,485	$1,447	$6,103	$10,035	$355,804	$365,839	$6,326

Past due loans as of June 30, 2013 have been reclassified to exclude loans on non-accrual but less than 30 days delinquent.  These loans are still included in loans on non-accrual due to a recent history of delinquency greater than 90 days past due.  These loans will be returned to accrual status once they have demonstrated a history of timely payments.

The Bank of Greene County had accruing loans delinquent more than 90 days as of September 30, 2013 totaling $555,000 and had accruing loans delinquent more than 90 days as of June 30, 2013 totaling $559,000.    The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2013	2012
Interest income that would have been recorded if loans had been performing in accordance with original terms	$125	$150
Interest income that was recorded on nonaccrual loans	29	54

Index
Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with Financial Accounting Statndards Board (“FASB”) Accounting Standards Codification (“ASC”)  subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  The Bank of Greene County considers residential mortgages, home equity loans, smaller commercial loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family and commercial loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually evaluated for impairment, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.  Loans that have been modified as a troubled debt restructuring are included in impaired loans.  The measurement of impairment is generally based on the discounted cash flows based on the original rate of the loan before the restructuring, unless it is determined that the restructured loan is collateral dependent.  If the restructured loan is deemed to be collateral dependent, impairment is based on the fair value of the underlying collateral.

The tables below detail additional information on impaired loans at the date or periods indicated:

	As of September 30, 2013			For the quarter ended September 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$413	$432	$-	$590	$-
Nonresidential mortgage	541	635	-	653	9
	954	1,067	-	1,243	9
With an allowance recorded:
Residential mortgage	3,259	3,309	619	3,135	15
Nonresidential mortgage	1,576	1,576	387	1,561	8
Commercial construction	1,050	1,050	323	1,052	18
Multi-family	463	463	16	463	-
Commercial loans	608	608	7	608	10
	6,956	7,006	1,352	6,819	51
Total impaired:
Residential mortgage	3,672	3,741	619	3,725	15
Nonresidential mortgage	2,117	2,211	387	2,214	17
Commercial construction	1,050	1,050	323	1,052	18
Multi-family	463	463	16	463	-
Commercial loans	608	608	7	608	10
	$7,910	$8,073	$1,352	$8,062	$60

Index

	As of June 30, 2013			For the quarter ended September 30, 2012
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$852	$852	$-	$-	$-
Nonresidential mortgage	783	783	-	1,270	21
Commercial loans	-	-	-	125	-
	1,635	1,635	-	1,395	21
With an allowance recorded:
Residential mortgage	2,582	2,632	520	2,407	15
Nonresidential mortgage	1,339	1,339	305	967	6
Commercial construction	1,057	1,057	331	1,130	17
Multi-family	463	463	16	881	8
Home equity	-	-	-	386	-
Commercial loans	610	610	7	574	10
	6,051	6,101	1,179	6,345	56
Total impaired:
Residential mortgage	3,434	3,484	520	2,407	15
Nonresidential mortgage	2,122	2,122	305	2,237	27
Commercial construction	1,057	1,057	331	1,130	17
Multi-family	463	463	16	881	8
Home equity	-	-	-	386	-
Commercial loans	610	610	7	699	10
	$7,686	$7,736	$1,179	$7,740	$77

The table below details loans that have been modified as a troubled debt restructuring during the quarter ended September 30, 2013.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Residential mortgage	2	$367	$367	$365
Nonresidential mortgage	1	442	442	440

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

The Company did not modify any loans that would be classified as troubled debt restructurings during the quarter ended September 30, 2012.

Index
The table below details loans that have been modified as a troubled debt restructuring during the previous twelve months which has subsequently defaulted during the three months ended September 30, 2013:

(Dollars in thousands)	Number of Contracts	Recorded Investment	Allowance for Loan Loss
Residential mortgage	1	$73	$--
Nonresidential mortgage	1	547	182

The Company had no loans that had been modified as a troubled debt restructuring during the twelve months prior to September 30, 2012 which had subsequently defaulted during the three months ended September 30, 2012.

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

Index
The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

Activity for the quarter ended September 30, 2013

(In thousands)	Balance at June 30, 2013	Charge-offs	Recoveries	Provision	Balance at September 30, 2013
Residential mortgage	$2,627	$77	$-	$8	$2,558
Nonresidential mortgage	2,476	-	-	146	2,622
Residential construction and land	37	-	-	9	46
Commercial construction	392	-	-	(36)	356
Multi-family	139	-	-	(29)	110
Home equity	275	-	-	18	293
Consumer installment	222	59	15	43	221
Commercial loans	809	204	-	217	822
Unallocated	63	-	-	(63)	-
Total	$7,040	$340	$15	$313	$7,028

	Allowance for Loan Losses		Loans Receivable
	Ending Balance September 30, 2013 Impairment Analysis		Ending Balance September 30, 2013 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$619	$1,939	$3,672	$218,776
Nonresidential mortgage	387	2,235	2,117	94,129
Residential construction and land	-	46	-	3,322
Commercial construction	323	33	1,050	1,352
Multi-family	16	94	463	4,294
Home equity	-	293	-	20,878
Consumer installment	-	221	-	4,211
Commercial loans	7	815	608	25,558
Total	$1,352	$5,676	$7,910	$372,520

Activity for the quarter ended September 30, 2012

(In thousands)	Balance at June 30, 2012	Charge-offs	Recoveries	Provision	Balance at September 30, 2012
Residential mortgage	$2,163	$39	$-	$226	$2,350
Nonresidential mortgage	2,076	-	-	28	2,104
Residential construction and land	19	-	-	24	43
Commercial construction	407	-	-	(43)	364
Multi-family	337	-	-	(44)	293
Home equity	187	-	-	182	369
Consumer installment	207	69	23	96	257
Commercial loans	645	-	-	39	684
Unallocated	136	-	-	(64)	72
Total	$6,177	$108	$23	$444	$6,536

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2013 Impairment Analysis		Ending Balance June 30, 2013 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$520	$2,107	$3,434	$209,092
Nonresidential mortgage	305	2,171	2,122	89,360
Residential construction and land	-	37	-	2,691
Commercial construction	331	61	1,057	2,466
Multi-family	16	123	463	5,048
Home equity	-	275	-	20,371
Consumer installment	-	222	-	4,078
Commercial loans	7	802	610	25,047
Unallocated	-	63	-	-
Total	$1,179	$5,861	$7,686	$358,153

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2013 and June 30, 2013 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
	September	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,975	$-	$12,975	$-
State and political subdivisions	1,861	-	1,861	-
Mortgage-backed securities-residential	6,628	-	6,628	-
Mortgage-backed securities-multi-family	39,312	-	39,312	-
Asset-backed securities	15	15	-	-
Corporate debt securities	5,170	5,170	-	-
Equity securities	157	157	-	-
Securities available for sale	$66,118	$5,342	$60,776	$-

		Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,989	$-	$12,989	$-
State and political subdivisions	1,858	-	1,858	-
Mortgage-backed securities-residential	7,533	-	7,533	-
Mortgage-backed securities-multi-family	41,919	-	41,919	-
Asset-backed securities	16	16	-	-
Corporate debt securities	5,176	5,176	-	-
Equity securities	153	153	-	-
Securities available for sale	$69,644	$5,345	$64,299	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount may not necessarily represent the actual fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  The Company has also re-measured impairment based on the discounted cash flows for those loans that have been modified as a troubled-debt restructuring.  The cashflows of the restructured debt have been discounted by the original interest rate prior to the restructuring of the loan to establish the fair value and is therefore classified as Level 3.

Index
		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Impaired loans	$4,558	$-	$-	$4,558

June 30, 2013
Impaired loans	$5,460	$-	$-	$5,460

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
September 30, 2013
Impaired Loans	$4,558	Appraisal of collateral(1)	Appraisal adjustments(2)	3.85%-41.74%	25.51%
			Liquidation expenses(3)	4.09%-9.35%	5.74%
June 30, 2013
Impaired Loans	$5,460	Appraisal of collateral(1)	Appraisal adjustments(2)	4.00%-41.74%	23.98%
			Liquidation expenses(3)	3.49%-9.52%	5.86%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)	Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received or age of the appraisal.
(3)	Appraisals may be adjusted downwards by management for qualitative factors such as the estimated costs to liquidate the collateral.

At September 30, 2013, loans subject to nonrecurring fair value measurement had a recorded investment of $5.7 million with related allowances of $1.1 million.  At June 30, 2013, loans subject to nonrecurring fair value measurement had a recorded investment of $6.6 million with related allowances of $1.2 million. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2013 and June 30, 2013, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	September 30, 2013		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$14,831	$14,831	$14,831	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	66,118	66,118	5,342	60,776	-
Securities held to maturity	173,848	173,353	-	173,353	-
Federal Home Loan Bank stock	1,113	1,113	-	1,113	-
Net loans	374,138	381,942	-	-	381,942
Accrued interest receivable	2,870	2,870	-	2,870	-
Deposits	580,482	580,521	-	580,521	-
Federal Home Loan Bank borrowings	8,500	8,244	-	8,244	-
Accrued interest payable	52	52	-	52	-

(In thousands)	June 30, 2013		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,222	$6,222	$6,222	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	69,644	69,644	5,345	64,299	-
Securities held to maturity	176,519	177,660	-	177,660	-
Federal Home Loan Bank stock	1,388	1,388	-	1,388	-
Net loans	359,426	367,377	-	-	367,377
Accrued interest receivable	2,663	2,663	-	2,663	-
Deposits	558,439	558,517	-	558,517	-
Federal Home Loan Bank borrowings	14,600	14,378	-	14,378	-
Accrued interest payable	55	55	-	55	-

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the quarters ended September 30, 2013 and 2012.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Three months ended September 30, 2013	$1,754,000
Basic		4,194,714	$0.42
Effect of dilutive stock options		40,131	(0.01)
Diluted		4,234,845	$0.41

Three months ended September 30, 2012	$1,764,000
Basic		4,183,932	$0.42
Effect of dilutive stock options		37,519	(0.00)
Diluted		4,221,451	$0.42

Index
(8)	Dividends

On July 16, 2013, the Board of Directors declared a cash dividend for the quarter ended June 30, 2013 of $0.175 per share of Greene County Bancorp, Inc.’s common stock.  The dividend, which reflected an annual cash dividend rate of $0.70 cents per share, was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of August 15, 2013, and was paid on August 30, 2013.  Historically, Greene County Bancorp, MHC has waived its right to receive dividends declared on its shares of the Company’s common stock.  As a result of the Dodd-Frank Act, the Federal Reserve Board adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. Consequently, the MHC could not waive its right to receive dividends for the quarters ended September 30, 2012 and December 31, 2012.   The Federal Reserve Board requires that the MHC obtain approval of its members and receive the non-objection of the Federal Reserve Board to continue to waive dividends.  The approval to waive the dividend was obtained from the members of the MHC at the special meeting of members held on February 19, 2013, and the non-objection of the Federal Reserve Board for such dividend waiver was also received.  Accordingly, dividends were waived to Greene County Bancorp, MHC on April 1, 2013, May 31, 2013 and August 30, 2013.  Greene County Bancorp, MHC has the ability to waive dividends declared through February 19, 2014 without obtaining another vote of its members.  Greene County Bancorp, MHC’s ability to waive dividends beyond this date cannot be reasonably determined at this time.

(9)	Impact of Recent Accounting Pronouncements

There were no recent accounting pronouncements which are expected to materially impact the Company’s consolidated financial statements issued during the quarter ended September 30, 2013.

(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,
(In thousands)	2013	2012
Interest cost	$56	$44
Expected return on plan assets	(79)	(51)
Amortization of net loss	23	19
Net periodic pension cost	$-	$12

The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2014.

SERP

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

Index
The net periodic pension costs related to the SERP Plan for the three months ended September 30, 2013 and 2012 were $26,000 and $22,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $707,000 and $595,200 as of September 30, 2013 and June 30, 2013, respectively.

(11)	Stock-Based Compensation

At September 30, 2013, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2013.

Stock Option Plan

At September 30, 2013 and 2012, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plan for the three months ended September 30, 2013 and 2012 is as follows:

	2013		2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	87,400	$12.50	103,700	$12.50
Exercised	(10,964)	$12.50	(2,000)	$12.50
Outstanding at period end	76,436	$12.50	101,700	$12.50

Exercisable at period end	76,436	$12.50	101,700	$12.50

The following table presents stock options outstanding and exercisable at September 30, 2013:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	76,436	5.00	$12.50

The total intrinsic value of the options exercised during the three months ended September 30, 2013 and 2012, was approximately $150,000 and $12,000, respectively. There were no stock options granted during the three months ended September 30, 2013 or 2012.  All outstanding options were fully vested at September 30, 2013 or 2012.

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”), was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 900,000 phantom stock options will be available for awards under the Plan.  A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  During the three months ended September 30, 2013 and 2012, phantom stock options totaling 227,330 and 243,473, respectively, were awarded under the plan.  The Company recognized $159,800 and $106,800 in compensation costs related to the phantom stock option plan during the three months ended September 30, 2013 and 2012, respectively.

Index
(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2013 and June 30, 2013 are presented in the following table:

(In thousands)
Other comprehensive (loss) income:	September 30, 2013	June 30, 2013
Unrealized (loss) gain on available for sale securities, net of tax	$(124)	$441
Unrealized loss on securities transferred to held to maturity, net of tax	(13)	(15)
Net losses and past service liability for defined benefit plan, net of tax	(1,176)	(1,176)
Accumulated other comprehensive loss	$(1,313)	$(750)

(13)	Subsequent events

On October 15, 2013, the Board of Directors declared a cash dividend for the quarter ended September 30, 2013 of $0.175 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2013, and will be paid on November 29, 2013.  Historically, the MHC has waived its right to receive dividends declared on its shares of the Company’s common stock.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries, and as a result, the MHC was unable to waive its right to receive dividends paid on its shares on the Company’s common stock during the quarters ended September 30, 2012 and December 31, 2012. The MHC obtained approval of its members at the special meeting of members held on February 19, 2013 to waive the dividend, and received the non-objection of the Federal Reserve Board for such dividend waiver.  The MHC has thus far waived its right to receive dividends declared on its shares of the Company’s common stock in all periods subsequent to this approval and non-objection.  The MHC intends to waive its receipt of the dividend payable on November 29, 2013.

Index
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

Index
Comparison of Financial Condition as of September 30, 2013 and June 30, 2013

ASSETS

Total assets of the Company were $650.5 million at September 30, 2013 as compared to $633.6 million at June 30, 2013, an increase of $16.9 million, or 2.7%.  Securities available for sale and held to maturity amounted to $240.0 million, or 36.9% of assets, at September 30, 2013 as compared to $246.2 million, or 38.9% of assets, at June 30, 2013, a decrease of $6.2 million, or 2.5%.   Net loans grew by $14.7 million, or 4.1%, to $374.1 million at September 30, 2013 as compared to $359.4 million at June 30, 2013.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $8.6 million to $14.8 million at September 30, 2013 from $6.2 million at June 30, 2013.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.  Historically, we have experienced increased levels of cash at September 30 due to the collection of local school taxes.

SECURITIES

Securities, including both available-for-sale and held-to-maturity issues, decreased $6.2 million, or 2.5%, to $240.0 million at September 30, 2013 as compared to $246.2 million at June 30, 2013.  Securities purchases totaled $7.1 million during the quarter ended September 30, 2013 and consisted of state and political subdivision securities. Principal pay-downs and maturities during the quarter amounted to $11.9 million, of which $5.0 million were mortgage-backed securities, $5.9 million were state and political subdivision securities, and $1.0 million were U.S. Treasury securities. Greene County Bancorp, Inc. holds 35.8% of the securities portfolio at September 30, 2013 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	September 30, 2013		June 30, 2013
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available for sale:
U.S. government sponsored enterprises	$12,975	5.4%	$12,989	5.3%
State and political subdivisions	1,861	0.8	1,858	0.7
Mortgage-backed securities-residential	6,628	2.8	7,533	3.1
Mortgage-backed securities-multifamily	39,312	16.4	41,919	17.0
Asset-backed securities	15	0.0	16	0.0
Corporate debt securities	5,170	2.1	5,176	2.1
Total debt securities	65,961	27.5	69,491	28.2
Equity securities	157	0.1	153	0.1
Total securities available for sale	66,118	27.6	69,644	28.3
Securities held to maturity:
U.S. treasury securities	4,500	1.9	5,500	2.2
U.S. government sponsored enterprises	3,000	1.2	2,999	1.2
State and political subdivisions	83,926	35.0	82,801	33.7
Mortgage-backed securities-residential	26,610	11.1	29,077	11.8
Mortgage-backed securities-multifamily	54,736	22.8	55,086	22.4
Other securities	1,076	0.4	1,056	0.4
Total securities held to maturity	173,848	72.4	176,519	71.7
Total securities	$239,966	100.0%	$246,163	100.0%

Index
LOANS

Net loans receivable increased $14.7 million, or 4.1% to $374.1 million at September 30, 2013 from $359.4 million at June 30, 2013.  The loan growth experienced during the quarter consisted primarily of $4.8 million in nonresidential real estate loans, $9.9 million in residential mortgage loans, $507,000 in home equity loans, and $642,000 in non-mortgage loans, and was partially offset by a $490,000 decrease in construction loans, and a $754,000 decrease in multi-family mortgage loans.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slow down in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	September 30, 2013		June 30, 2013
Real estate mortgages:	Balance	Percentage of Porfolio	Balance	Percentage of Porfolio
Residential mortgage	$222,448	58.5%	$212,526	58.1%
Nonresidential mortgage	96,246	25.3	91,482	25.0
Construction and land	5,724	1.5	6,214	1.7
Multi-family	4,757	1.2	5,511	1.5
Total real estate mortgages	329,175	86.5	315,733	86.3
Home equity	20,878	5.5	20,371	5.6
Consumer installment	4,211	1.1	4,078	1.1
Commercial loans	26,166	6.9	25,657	7.0
Total gross loans	380,430	100.0%	365,839	100.0%
Deferred fees and costs	736		627
Allowance for loan losses	(7,028)		(7,040)
Total net loans	$374,138		$359,426

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

Index
Analysis of allowance for loan losses activity

	At or for the Three Months Ended September 30,
(Dollars in thousands)	2013	2012
Balance at the beginning of the period	$7,040	$6,177
Charge-offs:
Residential real estate mortgages	77	39
Consumer installment	59	69
Commercial loans	204	-
Total loans charged off	340	108

Recoveries:
Consumer installment	15	23
Total recoveries	15	23

Net charge-offs	325	85

Provisions charged to operations	313	444
Balance at the end of the period	7,028	6,536

Net charge-offs to average loans outstanding	0.36%	0.10%
Net charge-offs to nonperforming assets	15.91%	4.80%
Allowance for loan losses to nonperforming loans	88.10%	94.86%
Allowance for loan losses to total loans receivable	1.85%	1.91%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At September 30, 2013	At June 30, 2013
Nonaccruing loans:
Residential	$4,067	$3,599
Nonresidential	2,269	2,018
Multi-family	463	463
Home equity loans	300	51
Consumer installment	6	--
Commercial loans	317	195
Total nonaccruing loans	7,422	6,326
90 days & accruing
Residential	555	559
Total 90 days & accruing	555	559
Real Estate Owned:
Residential	--	100
Nonresidential	196	196
Total real estate owned	196	296
Total nonperforming assets	$8,173	$7,181

Troubled debt restructuring:
Nonperforming (included above)	$2,317	$1,518
Performing (accruing and excluded above)	1,257	1,261

Total nonperforming assets as a percentage of total assets	1.26%	1.13%
Total nonperforming loans to net loans	2.13%	1.92%

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2013	2012
Interest income that would have been recorded if loans had been performing in accordance with original terms	$125	$150
Interest income that was recorded on nonaccrual loans	29	54

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:

(In thousands)	September 30, 2013	June 30, 2013	September 30, 2012
Balance of impaired loans, with a valuation allowance	$6,956	$6,051	$6,144
Allowances relating to impaired loans included in allowance for loan losses	1,352	1,179	1,227
Balance of impaired loans, without a valuation allowance	954	1,635	1,802
Average balance of impaired loans for the quarters ended	8,062	7,628	7,740
Interest income recorded on impaired loans during the quarters ended	60	66	77

Index
Nonperforming assets amounted to $8.2 million at September 30, 2013 and $7.2 million as of June 30, 2013, an increase of approximately $1.0 million or 13.9%, and total impaired loans amounted to $7.9 million at September 30, 2013 compared to $7.7 million at June 30, 2013, an increase of $224,000 or 2.9%.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   Loans on nonaccrual status totaled $7.4 million at September 30, 2013 of which $5.4 million were in the process of foreclosure.  Included in nonaccrual loans, were $1.5 million of loans which were less than 90 days past due at September 30, 2013, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due, were $1.3 million of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

DEPOSITS

Total deposits increased $22.1 million, or 4.0% to $580.5 million at September 30, 2013 from $558.4 million at June 30, 2013%.  This increase was primarily the result of an increase of $22.1 million in balances at Greene County Commercial Bank due primarily to the annual collection of taxes by several local school districts.  Interest bearing checking accounts (NOW accounts) increased $20.2 million, or 10.2%, to $218.8 million at September 30, 2013 as compared to $198.6 million at June 30, 2013.  Money market deposits increased $7.9 million between June 30, 2013 and September 30, 2013.   Partially offsetting these increases were decreases in savings deposits of $3.7 million from $160.0 million at June 30, 2013 to $156.3 million at September 30, 2013, and in certificates of deposit of $3.2 million from $56.2 million at June 30, 2013 to $53.0 million at September 30, 2013.

(In thousands)	At September 30, 2013	Percentage of Portfolio	At June 30, 2013	Percentage of Portfolio
Noninterest bearing deposits	$58,846	10.2%	$57,926	10.4%
Certificates of deposit	52,964	9.1	56,181	10.1
Savings deposits	156,285	26.9	160,004	28.6
Money market deposits	93,550	16.1	85,685	15.3
NOW deposits	218,837	37.7	198,643	35.6
Total deposits	$580,482	100.0%	$558,439	100.0%

BORROWINGS

At September 30, 2013, The Bank of Greene County had pledged approximately $191.0 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $156.6 million at September 30, 2013, of which $5.0 million in term borrowings were outstanding at September 30, 2013.  There were $3.5 million of overnight borrowings outstanding at September 30, 2013.   Interest rates on overnight borrowings are determined at the time of borrowing.  Term borrowings consisted of $5.0 million of fixed rate, fixed term advances with a weighted average rate of 1.18% and a weighted average maturity of 68 months.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2013, approximately $5.2 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at September 30, 2013.

The Bank of Greene County has established an unsecured line of credit with Atlantic Central Bankers Bank for $6.0 million.  The line of credit provides for overnight borrowing and the interest rate is determined at the time of the borrowing.  At September 30, 2013 and 2012 there were no balances outstanding with Atlantic Central Bankers Bank, and there was no activity during the quarters ended September 30, 2013 and 2012.

Scheduled maturities of term borrowings at September 30, 2013 were as follows:

(In thousands)
Fiscal year end
Due after 2018	5,000
$5,000

EQUITY

Shareholders’ equity increased to $57.0 million at September 30, 20132 from $56.1 million at June 30, 2013, as net income of $1.8 million was partially offset by dividends declared and paid of $332,000,and a $563,000 increase in other comprehensive loss.  Other changes in equity, totaling a $45,000 increase, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2013 and 2012.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest Earning Assets:
Loans receivable, net[1]	$372,116	$4,498	4.84%	$337,304	$4,578		5.43%
Securities[2]	244,894	1,316	2.15	227,372	1,535		2.70
Interest bearing bank balances and federal funds	658	2	1.22	1,721	4		0.93
FHLB stock	1,373	10	2.91	1,476	14		3.79
Total interest earning assets	619,041	5,826	3.77%	567,873	6,131		4.32%
Cash and due from banks	6,205			7,513
Allowance for loan losses	(6,981)			(6,257)
Other non-interest earning assets	16,944			18,065
Total assets	$635,209			$587,194

Interest-Bearing Liabilities:
Savings and money market deposits	$250,412	$237	0.38%	$214,359	$274		0.51%
NOW deposits	198,844	222	0.45	181,191	239		0.53
Certificates of deposit	54,296	91	0.67	69,677	151		0.87
Borrowings	14,261	28	0.79	15,043	75		1.99
Total interest bearing liabilities	517,813	578	0.45%	480,270	739		0.62%
Non-interest bearing deposits	58,672			49,685
Other non-interest bearing liabilities	2,272			4,121
Shareholders' equity	56,452			53,118
Total liabilities and equity	$635,209			$587,194

Net interest income		$5,248			5,392
Net interest rate spread			3.32%				3.70%
Net earnings assets	$101,228			$87,603		$
Net interest margin			3.39%				3.80%
Average interest earning assets to average interest bearing liabilities	119.55%			118.24%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Index
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

	Three months ended September 30, 2013 versus 2012
	Increase/(Decrease)		Total
	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest Earning Assets:
Loans receivable, net[1]	$446	$(526)	$(80)
Securities[2]	112	(331)	(219)
Interest bearing bank balances and federal funds	(3)	1	(2)
FHLB stock	(1)	(3)	(4)
Total interest earning assets	554	(859)	(305)

Interest-Bearing Liabilities:
Savings and money market deposits	41	(78)	(37)
NOW deposits	22	(39)	(17)
Certificates of deposit	(29)	(31)	(60)
Borrowings	(4)	(43)	(47)
Total interest bearing liabilities	30	(191)	(161)
Net change in net interest income	$524	$(668)	$(144)

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities,  and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 1.10% for the quarter ended September 30, 2013 as compared to 1.20% for the quarter ended September 30, 2012.  Annualized return on average equity decreased to 12.43% for the quarter ended September 30, 2013 as compared to 13.28% for the quarter ended September 30, 2012.  The decrease in return on average assets and return on average equity was primarily the result of lower net interest income and higher noninterest expense, partially offset by higher noninterest income. Net income amounted to $1.8 million for the quarters ended September 30, 2013 and 2012.  Average assets increased $48.0 million, or 8.2% to $635.2 million for the quarter ended September 30, 2013 as compared to $587.2 million for the quarter ended September 30, 2012.  Average equity increased $3.4 million, or 6.4%, to $56.5 million for the quarter ended September 30, 2013 as compared to $53.1 million for the quarter ended September 30, 2012.

Index
INTEREST INCOME

Interest income amounted to $5.8 million for the quarter ended September 30, 2013 as compared to $6.1 million for the quarter ended September 30, 2012, a decrease of $305,000, or 5.0%.  The decline in yields on securities and loans had the greatest impact on interest income when comparing the quarters ended September 30, 2013 and 2012, which was offset by increases in average loan and securities balances. Average loan balances increased $34.8 million while the yield on loans decreased 59 basis points when comparing the quarters ended September 30, 2013 and 2012.   Average securities increased $17.5 million while the yield on such securities decreased 55 basis points when comparing the quarters ended September 30, 2013 and 2012.

INTEREST EXPENSE

Interest expense amounted to $578,000 for the quarter ended September 30, 2013 as compared to $739,000 for the quarter ended September 30, 2012, a decrease of $161,000 or 21.8%.  Decreases in rates on interest-bearing liabilities contributed to the decrease in overall interest expense.  As illustrated in the rate/volume table, interest expense was reduced $191,000 due to a 17 basis point decrease in the average rate on interest-bearing liabilities. The average rate paid on NOW deposits decreased 8 basis points when comparing the quarters ended September 30, 2013 and 2012, and the average balance of such accounts grew by $17.6 million. The average balance of savings and money market deposits increased by $36.0 million and the rate paid decreased by 13 basis points when comparing the quarters ended September 30, 2013 and 2012. The average balance of certificates of deposit decreased by $15.4 million, and the average rate paid decreased by 20 basis points when comparing the quarters ended September 30, 2013 and 2012.    The average balance on borrowings decreased $782,000 and the rate decreased 120 basis points when comparing the quarters ended September 30, 2013 and 2012.

NET INTEREST INCOME

Net interest income decreased $144,000 to $5.2 million for the quarter ended September 30, 2013 from $5.4 million for the quarter ended September 30, 2012.  Net interest spread decreased 38 basis points to 3.32% as compared to 3.70% when comparing the quarters ended September 30, 2013 and 2012, respectively.  Net interest margin decreased 41 basis points to 3.39% for the quarter ended September 30, 2013 as compared to 3.80% for the quarter ended September 30, 2012.  The narrowing of the net interest spread and margin, partially offset by an increase in average loan balances, led to a decrease in net interest income when comparing the quarters ended September 30, 2013 and 2012.

Due to the large portion of fixed-rate residential mortgages in the Company’s portfolio, interest rate risk is a concern and the Company will continue to monitor and adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of a rising rate environment.  Management attempts to mitigate the interest rate risk through balance sheet composition.  Several strategies are used to help manage interest rate risk such as maintaining a high level of liquid assets such as short-term federal funds sold and various investment securities and maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $313,000 and $444,000 for the quarters ended September 30, 2013 and 2012, respectively. The level of allowance for loan losses to total loans receivable has decreased to 1.85% as of September 30, 2013 as compared to 1.92% as of June 30, 2013.  Nonperforming loans amounted to $8.0 million and $6.9 million at September 30, 2013 and June 30, 2013, respectively.  Net charge-offs amounted to $325,000 and $85,000 for the quarters ended September 30, 2013 and 2012, respectively, an increase of $240,000.   At September 30, 2013, nonperforming assets were 1.26% of total assets and nonperforming loans were 2.13% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $71,000, or 5.6%, to $1.4 million for the quarter ended September 30, 2013 as compared to $1.3 million for the quarter ended September 30, 2012, primarily due to an increase in debit card fees resulting from continued growth in the number of checking accounts with debit cards.

Index
NONINTEREST EXPENSE

Noninterest expense increased $139,000, or 3.8%, when comparing the quarters ended September 30, 2013 and 2012 at $3.8 million and $3.7 million, respectively.  The increase was primarily due to an increase in salaries and employee benefits of $121,000 resulting from expenses recognized for the Company’s phantom stock option plan as well as various other employee benefits.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 29.1% for the quarter ended September 30, 2013, compared to 30.9% for the quarter ended September 30, 2012.   The effective tax rate has continued to decline as a result of purchases of tax exempt bonds and loans as well as continued loan growth within the Company’s real estate investment trust subsidiary.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $18.3 million at September 30, 2013.  The unused portion of overdraft lines of credit amounted to $722,000, the unused portion of home equity lines of credit amounted to $7.4 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $12.9 million at September 30, 2013.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2013 and June 30, 2013.  Consolidated shareholders’ equity represented 8.8% of total assets at September 30, 2013 and 8.9% of total assets of June 30, 2013.

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

Index
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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: November 8, 2013

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date: November 8, 2013

By: /s/ Michelle Plummer

Michelle Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer