Form 10-Q
period 2013-12-31
GREENE COUNTY BANCORP INC
filed 2014-02-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of February 14, 2014, the registrant had 4,210,257 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2013 and June 30, 2013
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2013	June 30, 2013
Total cash and cash equivalents	$11,676	$6,222

Long term certificate of deposit	250	250
Securities available for sale, at fair value	52,301	69,644
Securities held to maturity, at amortized cost	178,658	176,519
Federal Home Loan Bank stock, at cost	2,540	1,388

Loans	393,438	365,839
Allowance for loan losses	(7,171)	(7,040)
Unearned origination fees and costs, net	816	627
Net loans receivable	387,083	359,426

Premises and equipment	14,354	14,349
Accrued interest receivable	2,754	2,663
Foreclosed real estate	600	296
Prepaid expenses and other assets	2,478	2,848
Total assets	$652,694	$633,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$59,198	$57,926
Interest bearing deposits	490,237	500,513
Total deposits	549,435	558,439

Borrowings from Federal Home Loan Bank, short-term	31,700	10,600
Borrowings from Federal Home Loan Bank, long-term	8,500	4,000
Accrued expenses and other liabilities	4,651	4,458
Total liabilities	594,286	577,497

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued - 4,305,670 shares Outstanding 4,208,571 shares at December 31, 2013,and 4,192,654 shares at June 30, 2013	431	431
Additional paid-in capital	11,182	11,168
Retained earnings	48,923	46,112
Accumulated other comprehensive loss	(1,395)	(750)
Treasury stock, at cost 97,099 shares at December 31, 2013,and 113,016 shares at June 30, 2013	(733)	(853)
Total shareholders’ equity	58,408	56,108
Total liabilities and shareholders’ equity	$652,694	$633,605

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2013 and 2012
(Unaudited)
(In thousands, except share and per share amounts)

	2013	2012
Interest income:
Loans	$9,124	$9,168
Investment securities - taxable	333	371
Mortgage-backed securities	1,294	1,841
Investment securities - tax exempt	1,018	836
Interest bearing deposits and federal funds sold	8	22
Total interest income	11,777	12,238

Interest expense:
Interest on deposits	1,099	1,337
Interest on borrowings	61	139
Total interest expense	1,160	1,476

Net interest income	10,617	10,762
Provision for loan losses	821	985
Net interest income after provision for loan losses	9,796	9,777

Noninterest income:
Service charges on deposit accounts	1,331	1,385
Debit card fees	775	671
Investment services	192	169
E-commerce fees	51	50
Net gain on sale of available-for-sale securities	-	10
Other operating income	317	290
Total noninterest income	2,666	2,575

Noninterest expense:
Salaries and employee benefits	4,257	4,073
Occupancy expense	619	593
Equipment and furniture expense	262	283
Service and data processing fees	654	809
Computer software, supplies and support	207	183
Advertising and promotion	136	173
FDIC insurance premiums	192	158
Legal and professional fees	455	341
Other	781	806
Total noninterest expense	7,563	7,419

Income before provision for income taxes	4,899	4,933
Provision for income taxes	1,420	1,500
Net income	$3,479	$3,433

Basic earnings per share	$0.83	$0.82
Basic average shares outstanding	4,199,349	4,184,747
Diluted earnings per share	$0.82	$0.81
Diluted average shares outstanding	4,237,766	4,223,329
Dividends per share	$0.35	$0.35

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2013 and 2012
(Unaudited)
(In thousands, except share and per share amounts)

	2013	2012
Interest income:
Loans	$4,626	$4,590
Investment securities - taxable	167	185
Mortgage-backed securities	644	894
Investment securities - tax exempt	508	420
Interest bearing deposits and federal funds sold	6	18
Total interest income	5,951	6,107

Interest expense:
Interest on deposits	549	673
Interest on borrowings	33	64
Total interest expense	582	737

Net interest income	5,369	5,370
Provision for loan losses	508	541
Net interest income after provision for loan losses	4,861	4,829

Noninterest income:
Service charges on deposit accounts	655	693
Debit card fees	386	344
Investment services	87	79
E-commerce fees	25	22
Net gain on sale of available-for-sale securities	-	10
Other operating income	163	148
Total noninterest income	1,316	1,296

Noninterest expense:
Salaries and employee benefits	2,063	2,000
Occupancy expense	296	291
Equipment and furniture expense	149	132
Service and data processing fees	318	412
Computer software, supplies and support	93	90
Advertising and promotion	69	84
FDIC insurance premiums	103	83
Legal and professional fees	250	184
Other	410	470
Total noninterest expense	3,751	3,746

Income before provision for income taxes	2,426	2,379
Provision for income taxes	701	710
Net income	$1,725	$1,669

Basic earnings per share	$0.41	$0.40
Basic average shares outstanding	4,203,985	4,185,562
Diluted earnings per share	$0.41	$0.39
Diluted average shares outstanding	4,240,216	4,225,746
Dividends per share	$0.175	$0.175

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Net income	$3,479	$3,433
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of income taxes of ($434) and ($37), respectively	(688)	(60)

Reclassification adjustment for gain on sale of available-for-sale securities realized in net income, net of income taxes of $-- and ($4), respectively	-	(6)

Accretion of unrealized loss on securities transferred to held to maturity, net of income taxes of $27 and $8, respectively(1)	43	12

Pension actuarial gain, net of income taxes of $-- and $9(2)	-	15

Total other comprehensive loss, net of taxes	(645)	(39)

Comprehensive income	$2,834	$3,394

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost and are included in salaries and employee benefit expense within noninterest expense.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Net income	$1,725	$1,669
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of income taxes of ($77) and ($122), respectively	(123)	(194)

Reclassification adjustment for gain on sale of available-for-sale securities realized in net income, net of income taxes of $-- and ($4), respectively		(6)

Accretion of unrealized loss on securities transferred to held to maturity, net of income taxes of $26 and $4, respectively(1)	41	6

Pension actuarial gain, net of income taxes of $-- and $5(2)	-	7

Total other comprehensive loss, net of taxes	(82)	(187)

Comprehensive income	$1,643	$1,482

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost and are included in salaries and employee benefit expense within noninterest expense..

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2013 and 2012
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2012	$431	$11,119	$41,869	$173	$(928)	$52,664
Options exercised		15			23	38
Dividends declared			(1,469)			(1,469)
Net income			3,433			3,433
Other comprehensive loss, net of taxes				(39)		(39)
Balance at December 31, 2012	$431	$11,134	$43,833	$134	$(905)	$54,627

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2013	$431	$11,168	$46,112	$(750)	$(853)	$56,108
Options exercised		(13)			120	107
Tax benefit of stock based compensation		27				27
Dividends declared			(668)			(668)
Net income			3,479			3,479
Other comprehensive loss, net of taxes				(645)		(645)
Balance at December 31, 2013	$431	$11,182	$48,923	$(1,395)	$(733)	$58,408

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Cash flows from operating activities:
Net income	$3,479	$3,433
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	341	381
Deferred income tax benefit	(1,567)	(879)
Net amortization of premiums and discounts	969	668
Net amortization of deferred loan costs and fees	179	131
Provision for loan losses	821	985
Net gain on sale of available-for-sale securities	-	(10)
(Gain) loss on sale of foreclosed real estate	(5)	27
Excess tax benefit from share-based payment arrangements	(27)	-
Net increase in accrued income taxes	2,909	1,985
Net increase in accrued interest receivable	(91)	(59)
Net (increase) decrease in prepaid and other assets	(309)	256
Net decrease in other liabilities	(36)	(1,462)
Net cash provided by operating activities	6,663	5,456

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities	515	4,010
Proceeds from sale of securities	-	10
Purchases of securities	-	(6,208)
Principal payments on securities	4,383	11,273
Securities held to maturity:
Proceeds from maturities	14,864	13,552
Purchases of securities	(11,107)	(46,736)
Principal payments on securities	4,528	11,834
Net (purchase) redemption of Federal Home Loan Bank Stock	(1,152)	31
Purchase of long term certificate of deposit	-	(250)
Net increase in loans receivable	(29,061)	(22,052)
Proceeds from sale of foreclosed real estate	105	233
Purchases of premises and equipment	(346)	(87)
Net cash used by investing activities	(17,271)	(34,390)

Cash flows from financing activities
Net decrease in short-term FHLB advances	21,100	300
Proceeds from long-term FHLB advances	4,500	-
Repayment of long-term FHLB advances	-	(1,000)
Payment of cash dividends	(668)	(1,469)
Proceeds from issuance of stock options	107	38
Excess tax benefit from share-based payment arrangements	27	-
Net (decrease) increase in deposits	(9,004)	33,753
Net cash provided by financing activities	16,062	31,622

Net increase in cash and cash equivalents	5,454	2,688
Cash and cash equivalents at beginning of period	6,222	7,742
Cash and cash equivalents at end of period	$11,676	$$10,430

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$404	$140
Available for sale securities transferred at fair value to held to maturity	11,735	-
Cash paid during period for:
Interest	1,156	1,469
Income taxes	78	394

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Six and Three Months Ended December 31, 2013 and 2012

(1)	Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2013 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the six and three months ended December 31, 2013 and 2012 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2013, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations, and other data, for the six and three months ended December 31, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired and impairment is other-than-temporary.  The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, intent to sell the security, whether it is more likely than not we will be required to sell the security before recovery, whether loss of the entire amortized cost is expected, external credit ratings and recent downgrades.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value.

(4)	Securities

Securities at December 31, 2013 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$12,687	$185	$-	$12,872
State and political subdivisions	1,329	26	7	1,348
Mortgage-backed securities-residential	5,726	189	2	5,913
Mortgage-backed securities-multi-family	27,260	192	642	26,810
Asset-backed securities	16	-	1	15
Corporate debt securities	4,819	388	28	5,179
Total debt securities	51,837	980	680	52,137
Equity securities	62	102	-	164
Total securities available for sale	51,899	1,082	680	52,301
Securities held to maturity:
U.S. government sponsored enterprises	3,000	8	152	2,856
State and political subdivisions	84,417	501	759	84,159
Mortgage-backed securities-residential	25,191	1,171	-	26,362
Mortgage-backed securities-multi-family	64,989	721	2,504	63,206
Other securities	1,061	-	48	1,013
Total securities held to maturity	178,658	2,401	3,463	177,596
Total securities	$230,557	$3,483	$4,143	$229,897

Index
Securities at June 30, 2013 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$12,729	$260	$-	$12,989
State and political subdivisions	1,849	29	20	1,858
Mortgage-backed securities-residential	7,340	193	-	7,533
Mortgage-backed securities-multi-family	42,096	289	466	41,919
Asset-backed securities	17	-	1	16
Corporate debt securities	4,827	380	31	5,176
Total debt securities	68,858	1,151	518	69,491
Equity securities	68	85	-	153
Total securities available for sale	68,926	1,236	518	69,644
Securities held to maturity:
U.S. treasury securities	5,500	17	-	5,517
U.S. government sponsored enterprises	2,999	16	113	2,902
State and political subdivisions	82,801	362	755	82,408
Mortgage-backed securities-residential	29,077	1,515	9	30,583
Mortgage-backed securities-multi-family	55,086	1,236	1,093	55,229
Other securities	1,056	-	35	1,021
Total securities held to maturity	176,519	3,146	2,005	177,660
Total securities	$245,445	$4,382	$2,523	$247,304

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  The Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA.  As of December 31, 2013 and June 30, 2013, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013.

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
State and political subdivisions	$801	$7	$-	$-	$801	$7
Mortgage-backed securities-residential	568	2	-	-	568	2
Mortgage-backed securities-multi-family	21,475	577	971	65	22,446	642
Asset-backed securities	-	-	15	1	15	1
Corporate debt securities	758	28	-	-	758	28
Total securities available for sale	23,602	614	986	66	24,588	680
Securities held to maturity:
U.S. government sponsored enterprises	1,848	152	-	-	1,848	152
State and political subdivisions	17,278	661	1,943	98	19,221	759
Mortgage-backed securities-multi-family	25,799	1,439	16,827	1,065	42,626	2,504
Other securities	560	39	78	9	638	48
Total securities held to maturity	45,485	2,291	18,848	1,172	64,333	3,463
Total securities	$69,087	$2,905	$19,834	$1,238	$88,921	$4,143

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

At December 30, 2013, there were 97 securities which have been in a continuous unrealized loss position for less than 12 months and 22 securities with a continuous unrealized loss position of more than 12 months.  When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the six and three months ended December 31, 2013, $11.7 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $805,000.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.

During the six and three months ended December 31, 2013, there were no sales of securities and no gains or losses were recognized.  During the six and three months ended December 31, 2012, a gain on sale of $10,000 was recognized on a security that was previously written off as other-than-temporarily impaired.  There was no other-than-temporary impairment loss recognized during the six and three months ended December 31, 2013 and 2012.

Index
The estimated fair values of debt securities at December 31, 2013, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$4,272	$4,317
After one year through five years	9,641	10,083
After five years through ten years	4,922	4,999
After ten years	-	-
Total available for sale debt securities	18,835	19,399
Mortgage-backed and asset-backed securities	33,002	32,738
Equity securities	62	164
Total available for sale securities	51,899	52,301

Held to maturity debt securities
Within one year	18,720	18,755
After one year through five years	28,948	29,257
After five years through ten years	27,896	27,493
After ten years	12,914	12,523
Total held to maturity debt securities	88,478	88,028
Mortgage-backed	90,180	89,568
Total held to maturity securities	178,658	177,596
Total securities	$230,557	$229,897

As of December 31, 2013 and June 30, 2013, respectively, securities with an aggregate fair value of $187.4 million and $200.9 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of December 31, 2013 and June 30, 2013, securities with an aggregate fair value of $5.2 million were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the three and six months ended December 31, 2013 or 2012.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the six and three months ended December 31, 2013 or 2012.

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

Index
Loan balances by internal credit quality indicator as of December 31, 2013 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$220,987	$581	$100	$4,165	$225,833
Nonresidential mortgage	97,656	132	3,257	1,782	102,827
Residential construction and land	3,406	-	-	-	3,406
Commercial construction	3,500	-	-	-	3,500
Multi-family	4,436	-	-	258	4,694
Home equity	20,288	56	-	270	20,614
Consumer installment	4,225	19	-	23	4,267
Commercial loans	26,984	-	605	708	28,297
Total gross loans	$381,482	$788	$3,962	$7,206	$393,438

Loan balances by internal credit quality indicator as of June 30, 2013 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$207,606	$294	$302	$4,324	$212,526
Nonresidential mortgage	87,509	-	2,197	1,776	91,482
Residential construction and land	2,691	-	-	-	2,691
Commercial construction	2,466	-	-	1,057	3,523
Multi-family	4,785	-	-	726	5,511
Home equity	20,099	221	23	28	20,371
Consumer installment	4,073	5	-	-	4,078
Commercial loans	24,454	-	516	687	25,657
Total gross loans	$353,683	$520	$3,038	$8,598	$365,839

The Company had no loans classified Doubtful or Loss at December 31, 2013 or June 30, 2013.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.  Nonaccrual is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2013 and June 30, 2013.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.   Loans on nonaccrual status totaled $6.0 million at December 31, 2013 of which $3.8 million were in the process of foreclosure.  Included in nonaccrual loans were $1.7 million of loans which were less than 90 days past due at December 31, 2013, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $346,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $6.3 million at June 30, 2013 of which $4.9 million were in the process of foreclosure.  Included in nonaccrual loans, were $781,000 of loans which were less than 90 days past due at June 30, 2013, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of December 31, 2013:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$1,061	$452	$3,084	$4,597	$221,236	$225,833	$3,427
Nonresidential mortgage	1,017	570	1,065	2,652	100,175	102,827	1,945
Residential construction and land	-	-	-	-	3,406	3,406	-
Commercial construction	-	-	-	-	3,500	3,500	-
Multi-family	142	-	-	142	4,552	4,694	-
Home equity	144	80	221	445	20,169	20,614	270
Consumer installment	46	19	22	87	4,180	4,267	23
Commercial loans	500	-	206	706	27,591	28,297	314
Total gross loans	$2,910	$1,121	$4,598	$8,629	$384,809	$393,438	$5,979

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2013:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$1,255	$165	$3,875	$5,295	$207,231	$212,526	$3,599
Nonresidential mortgage	215	978	1,655	2,848	88,634	91,482	2,018
Residential construction and land	38	-	-	38	2,653	2,691	-
Commercial construction	-	-	-	-	3,523	3,523	-
Multi-family	144	-	463	607	4,904	5,511	463
Home equity	269	221	28	518	19,853	20,371	51
Consumer installment	34	5	-	39	4,039	4,078	-
Commercial loans	530	78	82	690	24,967	25,657	195
Total gross loans	$2,485	$1,447	$6,103	$10,035	$355,804	$365,839	$6,326

The Bank of Greene County had accruing loans delinquent more than 90 days as of December 31, 2013 totaling $273,000 and had accruing loans delinquent more than 90 days as of June 30, 2013 totaling $559,000.    The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three and six months ended December 31:

	For the six months ended December 31,		For the three months ended December 31
(In thousands)	2013	2012	2013	2012
Interest income that would have been recorded if loans had been performing in accordance with original terms	$208	$275	$83	$125
Interest income that was recorded on nonaccrual loans	64	126	35	72

Index
Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  The Bank of Greene County considers residential mortgages, home equity loans, smaller commercial loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family and commercial loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually evaluated for impairment, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.  Loans that have been modified as a troubled debt restructuring are included in impaired loans.  The measurement of impairment is generally based on the discounted cash flows based on the original rate of the loan before the restructuring, unless it is determined that the restructured loan is collateral dependent.  If the restructured loan is deemed to be collateral dependent, impairment is based on the fair value of the underlying collateral.

The tables below detail additional information on impaired loans at the date or periods indicated:

	As of December 31, 2013			For the six months ended December 31, 2013		For the three months ended December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$259	$259	$-	$399	$1	$207	$1
Nonresidential mortgage	539	633	-	596	17	539	8
	798	892	-	995	18	746	9
With an allowance recorded:
Residential mortgage	2,865	2,884	574	3,100	30	3,065	15
Nonresidential mortgage	2,755	2,842	403	1,992	20	2,423	12
Commercial construction	-	-	-	701	17	350	-
Multi-family	-	-	-	386	-	308	-
Home equity	200	200	86	100	-	200	-
Commercial loans	606	606	3	607	20	607	10
	6,426	6,532	1,066	6,886	87	6,953	37
Total impaired:
Residential mortgage	3,124	3,143	574	3,499	31	3,272	16
Nonresidential mortgage	3,294	3,475	403	2,588	37	2,962	20
Commercial construction	-	-	-	701	17	350	-
Multi-family	-	-	-	386	-	308	-
Home equity	200	200	86	100	-	200	-
Commercial loans	606	606	3	607	20	607	10
	$7,224	$7,424	$1,066	$7,881	$105	$7,699	$46

Index
	As of June 30, 2013			For the six months ended December 31, 2012		For the three months ended December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$852	$852	$-	$78	$11	$156	$11
Nonresidential mortgage	783	783	-	1,267	47	1,264	26
Commercial loans	-	-	-	124	10	122	10
	1,635	1,635	-	1,469	68	1,542	47
With an allowance recorded:
Residential mortgage	2,582	2,632	520	2,378	38	2,894	23
Nonresidential mortgage	1,339	1,339	305	1,027	8	1,088	2
Commercial construction	1,057	1,057	331	1,070	28	1,106	11
Multi-family	463	463	16	885	16	889	8
Home equity	-	-	-	386	4	386	4
Commercial loans	610	610	7	573	20	572	10
	6,051	6,101	1,179	6,319	114	6,935	58
Total impaired:
Residential mortgage	3,434	3,484	520	2,456	49	3,050	34
Nonresidential mortgage	2,122	2,122	305	2,294	55	2,352	28
Commercial construction	1,057	1,057	331	1,070	28	1,106	11
Multi-family	463	463	16	885	16	889	8
Home equity	-	-	-	386	4	386	4
Commercial loans	610	610	7	697	30	694	20
	$7,686	$7,736	$1,179	$7,788	$182	$8,477	$105

The table below details loans that have been modified as a troubled debt restructuring during the six and three month periods ended December 31, 2013 and 2012.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Six months ended December 31, 2013
Residential mortgage	2	$367	$367	$362
Nonresidential mortgage	3	1,647	1,688	1,683

Six months ended December 31, 2012
Residential mortgage	1	246	261	261

Three months ended December 31, 2013
Nonresidential mortgage	2	$1,205	$1,246	$1,245

Three months ended December 31, 2012
Residential mortgage	1	246	261	261

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

Index
The table below details loans that have been modified as troubled debt restructurings during the previous twelve months which have subsequently defaulted during the six and three months ended December 31, 2013:

(Dollars in thousands)	Number of Contracts	Recorded Investment	Allowance for Loan Loss
Six months ended December 31, 2013
Residential mortgage	2	$284	$57
Nonresidential mortgage	1	460	109

Three months ended December 31, 2013
Residential mortgage	1	$211	$57

The Company had no loans that had been modified as troubled debt restructurings during the twelve months prior to December 31, 2012 which had subsequently defaulted during the three and six months ended December 31, 2012.

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

Activity for the three months ended December 31, 2013

(In thousands)	Balance at September 30, 2013	Charge-offs	Recoveries	Provision	Balance at December 31, 2013
Residential mortgage	$2,558	$205	$-	$419	$2,772
Nonresidential mortgage	2,622	87	-	205	2,740
Residential construction and land	46	-	-	1	47
Commercial construction	356	-	-	(270)	86
Multi-family	110	24	-	21	107
Home equity	293	8	-	75	360
Consumer installment	221	61	17	66	243
Commercial loans	822	1	4	(52)	773
Unallocated	-	-	-	43	43
Total	$7,028	$386	$21	$508	$7,171

Index
Activity for the six months ended December 31, 2013

(In thousands)	Balance at June 30, 2013	Charge-offs	Recoveries	Provision	Balance at December 31, 2013
Residential mortgage	$2,627	$282	$-	$427	$2,772
Nonresidential mortgage	2,476	87	-	351	2,740
Residential construction and land	37	-	-	10	47
Commercial construction	392	-	-	(306)	86
Multi-family	139	24	-	(8)	107
Home equity	275	8	-	93	360
Consumer installment	222	120	32	109	243
Commercial loans	809	205	4	165	773
Unallocated	63	-	-	(20)	43
Total	$7,040	$726	$36	$821	$7,171

	Allowance for Loan Losses		Loans Receivable
	Ending Balance December 31, 2013 Impairment Analysis		Ending Balance December 31, 2013 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$574	$2,198	$3,124	$222,709
Nonresidential mortgage	403	2,337	3,294	99,533
Residential construction and land	-	47	-	3,406
Commercial construction	-	86	-	3,500
Multi-family	-	107	-	4,694
Home equity	86	274	200	20,414
Consumer installment	-	243	-	4,267
Commercial loans	3	770	606	27,691
Unallocated	-	43	-	-
Total	$1,066	$6,105	$7,224	$386,214

Activity for the three months ended December 31, 2012

(In thousands)	Balance at September 30, 2012	Charge-offs	Recoveries	Provision	Balance at December 31, 2012
Residential mortgage	$2,350	$234	$-	$313	$2,429
Nonresidential mortgage	2,104	20	-	162	2,246
Residential construction and land	43	-	-	-	43
Commercial construction	364	-	-	27	391
Multi-family	293	-	-	(7)	286
Home equity	369	-	-	(8)	361
Consumer installment	257	62	18	68	281
Commercial loans	684	15	-	58	727
Unallocated	72	-	-	(72)	-
Total	$6,536	$331	$18	$541	$6,764

Index
Activity for the six months ended December 31, 2012

(In thousands)	Balance at June 30, 2012	Charge-offs	Recoveries	Provision	Balance at December 31, 2012
Residential mortgage	$2,163	$273	$-	$539	$2,429
Nonresidential mortgage	2,076	20	-	190	2,246
Residential construction and land	19	-	-	24	43
Commercial construction	407	-	-	(16)	391
Multi-family	337	-	-	(51)	286
Home equity	187	-	-	174	361
Consumer installment	207	132	42	164	281
Commercial loans	645	15	-	97	727
Unallocated	136	-	-	(136)	-
Total	$6,177	$440	$42	$985	$6,764

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2013 Impairment Analysis		Ending Balance June 30, 2013 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$520	$2,107	$3,434	$209,092
Nonresidential mortgage	305	2,171	2,122	89,360
Residential construction and land	-	37	-	2,691
Commercial construction	331	61	1,057	2,466
Multi-family	16	123	463	5,048
Home equity	-	275	-	20,371
Consumer installment	-	222	-	4,078
Commercial loans	7	802	610	25,047
Unallocated	-	63	-	-
Total	$1,179	$5,861	$7,686	$358,153

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2013 and June 30, 2013 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
	December	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,872	$-	$12,872	$-
State and political subdivisions	1,348	-	1,348	-
Mortgage-backed securities-residential	5,913	-	5,913	-
Mortgage-backed securities-multi-family	26,810	-	26,810	-
Asset-backed securities	15	15	-	-
Corporate debt securities	5,179	5,179	-	-
Equity securities	164	164	-	-
Securities available for sale	$52,301	$5,358	$46,943	$-

		Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,989	$-	$12,989	$-
State and political subdivisions	1,858	-	1,858	-
Mortgage-backed securities-residential	7,533	-	7,533	-
Mortgage-backed securities-multi-family	41,919	-	41,919	-
Asset-backed securities	16	16	-	-
Corporate debt securities	5,176	5,176	-	-
Equity securities	153	153	-	-
Securities available for sale	$69,644	$5,345	$64,299	$-

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

Index
		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Impaired loans	$3,063	$-	$-	$3,063

June 30, 2013
Impaired loans	$5,460	$-	$-	$5,460

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2013
Impaired Loans	$3,063	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	18.01%
			Liquidation expenses(3)	0.00%-10.00%	4.39%
June 30, 2013
Impaired Loans	$5,460	Appraisal of collateral(1)	Appraisal adjustments(2)	4.00%-41.74%	23.98%
			Liquidation expenses(3)	3.49%-9.52%	5.86%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)	Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received or age of the appraisal.
(3)	Appraisals may be adjusted downwards by management for qualitative factors such as the estimated costs to liquidate the collateral.

At December 31, 2013, loans subject to nonrecurring fair value measurement had a recorded investment of $3.9 million with related allowances of $818,000.  At June 30, 2013, loans subject to nonrecurring fair value measurement had a recorded investment of $6.6 million with related allowances of $1.2 million. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2013 and June 30, 2013, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	December 31, 2013		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$11,676	$11,676	$11,676	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	52,301	52,301	5,358	46,943	-
Securities held to maturity	178,658	177,596	-	177,596	-
Federal Home Loan Bank stock	2,540	2,540	-	2,540	-
Net loans	387,083	393,360	-	-	393,360
Accrued interest receivable	2,754	2,754	-	2,754	-
Deposits	549,435	549,559	-	549,559	-
Federal Home Loan Bank borrowings	40,200	39,920	-	39,920	-
Accrued interest payable	59	59	-	59	-

(In thousands)	June 30, 2013		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,222	$6,222	$6,222	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	69,644	69,644	5,345	64,299	-
Securities held to maturity	176,519	177,660	-	177,660	-
Federal Home Loan Bank stock	1,388	1,388	-	1,388	-
Net loans	359,426	367,377	-	-	367,377
Accrued interest receivable	2,663	2,663	-	2,663	-
Deposits	558,439	558,517	-	558,517	-
Federal Home Loan Bank borrowings	14,600	14,378	-	14,378	-
Accrued interest payable	55	55	-	55	-

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the six and three months ended December 31, 2013 and 2012.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Six months ended December 31, 2013	$3,479,000
Basic		4,199,349	$0.83
Effect of dilutive stock options		38,417	(0.01)
Diluted		4,237,766	$0.82

Six months ended December 31, 2012	$3,433,000
Basic		4,184,747	$0.82
Effect of dilutive stock options		38,582	(0.01)
Diluted		4,223,329	$0.81

Three months ended December 31, 2013	$1,725,000
Basic		4,203,985	$0.41
Effect of dilutive stock options		36,231	-
Diluted		4,240,216	$0.41

Three months ended December 31, 2012	$1,669,000
Basic		4,185,562	$0.40
Effect of dilutive stock options		40,184	(0.01)
Diluted		4,225,746	$0.39

(8)	Dividends

On October 15, 2013, the Board of Directors declared a cash dividend for the quarter ended September 30, 2013 of $0.175 per share.  The dividend, which reflected an annual cash dividend rate of $0.70 cents per share, was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of November 15, 2013, and was paid on November 29, 2013.  Historically, Greene County Bancorp, MHC has waived its right to receive dividends declared on its shares of the Company’s common stock.  As a result of the Dodd-Frank Act, the Federal Reserve Board adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. Consequently, the MHC could not waive its right to receive dividends for the quarters ended September 30, 2012 and December 31, 2012.   The Federal Reserve Board requires that the MHC obtain approval of its members and receive the non-objection of the Federal Reserve Board to continue to waive dividends.  The approval to waive the dividend was obtained from the members of the MHC at the special meeting of members held on February 19, 2013, and the non-objection of the Federal Reserve Board for such dividend waiver was also received.  Accordingly, dividends were waived to Greene County Bancorp, MHC on April 1, 2013, May 31, 2013, August 30, 2013 and November 29, 2013.  Greene County Bancorp, MHC has the ability to waive dividends declared through February 19, 2014 without obtaining another vote of its members, or the approval of the Federal Reserve Board.  Greene County Bancorp, MHC’s ability to waive dividends beyond this date cannot be reasonably determined at this time.

(9)	Impact of Recent Accounting Pronouncements

No recent accounting pronouncements were issued during the six months ended December 31, 2013 which are expected to materially impact the Company’s consolidated financial statements .

Index
(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the six and three months ended December 31, 2013 and 2012 were as follows:

	Six months ended December 31,		Three months ended December 31,
(In thousands)	2013	2012	2013	2012
Interest cost	$112	$88	$56	$44
Expected return on plan assets	(158)	(102)	(79)	(51)
Amortization of net loss	46	38	23	19
Net periodic pension cost	$-	$24	$-	$12

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

The SERP Plan is intended to provide a benefit to the participating executives from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”). Accordingly, the SERP Plan obligates the Bank to make a contribution to each executive’s account on the first business day of each July and permits each executive to defer up to 50% of his or her base salary and 100% of his or her annual bonus to the SERP Plan, subject to the requirements of Section 409A of the Internal Revenue Code (“Code”). In addition, the Bank may, but is not required to, make additional discretionary contributions to the executives’ accounts from time to time. An executive becomes vested in the Bank’s contributions after 10 calendar years of service following the effective date of the SERP Plan, and is fully vested immediately for all deferral of salary and bonus. However, the Executive will vest in the present value of his or her account in the event of death, disability or a change in control of the Bank or the Company. In the event the executive is terminated involuntarily or resigns for good reason following a change in control, the present value of all remaining Bank contributions is accelerated and paid to the executive’s account, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within two years after a change in control, executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable. In the event executive is entitled to a benefit from the SERP Plan due to retirement or other termination of employment, the benefit will be paid in 10 annual installments.

The net periodic pension costs related to the SERP Plan for the three and six months ended December 31, 2013 were $32,000 and $58,000, respectively, consisting primarily of service costs and interest costs. The net periodic pension costs related to the SERP Plan for the three and six months ended December 31, 2012 were $25,000 and $47,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $757,000 and $595,200 as of December 31, 2013 and June 30, 2013, respectively.

(11)            Stock-Based Compensation

At December 31, 2013, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2013.

Stock Option Plan

At December 31, 2013 and 2012, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plan for the six months ended December 31, 2013 and 2012 is as follows:

	2013		2012
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	87,400	$12.50	103,700	$12.50
Exercised	(22,779)	$12.50	(3,000)	$12.50
Outstanding at period end	64,621	$12.50	100,700	$12.50

Exercisable at period end	64,621	$12.50	100,700	$12.50

The following table presents stock options outstanding and exercisable at December 31, 2013:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	64,621	5.00	$12.50

The total intrinsic value of the options exercised during the three and six months ended December 31, 2013 was approximately $157,000 and $307,000, respectively.  The total intrinsic value of the options exercised during the three and six months ended December 31, 2012 was approximately $7,000 and $19,000, respectively. There were no stock options granted during the three or months ended December 31, 2013 or 2012.  All outstanding options were fully vested at December 31, 2013 or 2012.

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”), was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 900,000 phantom stock options will be available for awards under the Plan.  A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  During the six months ended December 31, 2013 and 2012, phantom stock options totaling 227,330 and 243,473, respectively, were awarded under the plan.  The Company recognized $339,800 and $106,800 in compensation costs related to the phantom stock option plan during the six months ended December 31, 2013 and 2012, respectively.    The Company recognized $180,000 and $0 in compensation costs related to the Plan during the three months ended December 31, 2013 and 2012, respectively.

Index
(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2013 and June 30, 2013 are presented in the following table:

(In thousands)
Other comprehensive (loss) income:	December 31, 2013	June 30, 2013
Unrealized gain on available for sale securities, net of tax	$246	$441
Unrealized loss on securities transferred to held to maturity, net of tax	(465)	(15)
Net losses and past service liability for defined benefit plan, net of tax	(1,176)	(1,176)
Accumulated other comprehensive loss	$(1,395)	$(750)

(13)	Subsequent events

On January 21, 2014, the Board of Directors declared a cash dividend for the quarter ended December 31, 2013 of $0.175 per share.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 14, 2014, and will be paid on February 28, 2014.  Historically, the MHC has waived its right to receive dividends declared on its shares of the Company’s common stock.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries, and as a result, the MHC was unable to waive its right to receive dividends paid on its shares on the Company’s common stock during the quarters ended September 30, 2012 and December 31, 2012. The MHC obtained approval of its members at the special meeting of members held on February 19, 2013 to waive the dividend, and received the non-objection of the Federal Reserve Board for such dividend waiver.  The MHC has thus far waived its right to receive dividends declared on its shares of the Company’s common stock in all periods subsequent to this approval and non-objection.  The MHC intends to waive its receipt of the dividend payable on February 28, 2014.

A special meeting of members of the MHC is scheduled for February 18, 2014 to vote on a proposal for the MHC to continue to waive its right to receive annual dividends declared by Greene County Bancorp, Inc. in the 12 months subsequent to the approval of this proposal.  Management believes that this proposal will be approved at this special meeting.  Once member approval has been obtained, the MHC will submit its request to the Federal Reserve Board to seek its non-objection to the dividend waiver.

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

Index
Comparison of Financial Condition as of December 31, 2013 and June 30, 2013

ASSETS

Total assets of the Company were $652.7 million at December 31, 2013 as compared to $633.6 million at June 30, 2013, an increase of $19.1 million, or 3.0%.  Securities available for sale and held to maturity amounted to $231.0 million, or 35.4% of assets, at December 31, 2013 as compared to $246.2 million, or 38.9% of assets, at June 30, 2013, a decrease of $15.2 million, or 6.2%.   Net loans grew by $27.7 million, or 7.7%, to $387.1 million at December 31, 2013 as compared to $359.4 million at June 30, 2013.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $5.5 million to $11.7 million at December 31, 2013 from $6.2 million at June 30, 2013.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including available-for-sale and held-to-maturity issues, decreased $15.2 million, or 6.2%, to $231.0 million at December 31, 2013 as compared to $246.2 million at June 30, 2013.  Securities purchases totaled $11.1 million during the six months ended December 31, 2013 and consisted of state and political subdivision securities. Principal pay-downs and maturities during the six months amounted to $24.3 million, of which $8.9 million were mortgage-backed securities, $9.9 million were state and political subdivision securities, and $5.5 million were U.S. Treasury securities. Greene County Bancorp, Inc. held 37.1% of its securities portfolio at December 31, 2013 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	December 31, 2013		June 30, 2013
		Percentage		Percentage
(Dollars in thousands)	Balance	of Portfolio	Balance	of Portfolio
Securities available for sale:
U.S. government sponsored enterprises	$12,872	5.6%	$12,989	5.3%
State and political subdivisions	1,348	0.6	1,858	0.7
Mortgage-backed securities-residential	5,913	2.6	7,533	3.1
Mortgage-backed securities-multifamily	26,810	11.6	41,919	17.0
Asset-backed securities	15	0.0	16	0.0
Corporate debt securities	5,179	2.2	5,176	2.1
Total debt securities	52,137	22.6	69,491	28.2
Equity securities	164	0.1	153	0.1
Total securities available for sale	52,301	22.7	69,644	28.3
Securities held to maturity:
U.S. treasury securities	-	-	5,500	2.2
U.S. government sponsored enterprises	3,000	1.3	2,999	1.2
State and political subdivisions	84,417	36.5	82,801	33.7
Mortgage-backed securities-residential	25,191	10.9	29,077	11.8
Mortgage-backed securities-multifamily	64,989	28.1	55,086	22.4
Other securities	1,061	0.5	1,056	0.4
Total securities held to maturity	178,658	77.3	176,519	71.7
Total securities	$230,959	100.0%	$246,163	100.0%

During the six and three months ended December 31, 2013, $11.7 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $805,000.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.

During the six and three months ended December 31, 2013, there were no sales of securities and no gains or losses were recognized.  During the six and three months ended December 31, 2012, a gain on sale of $10,000 was recognized on a security that was previously written off as other-than-temporarily impaired.  There was no other-than-temporary impairment loss recognized during the six and three months ended December 31, 2013 and 2012.

Index
LOANS

Net loans receivable increased $27.7 million, or 7.7%, to $387.1 million at December 31, 2013 from $359.4 million at June 30, 2013.  The loan growth experienced during the six months consisted primarily of $11.4 million in nonresidential real estate loans, $13.3 million in residential mortgage loans, $692,000 in construction loans, $243,000 in home equity loans, $189,000 in consumer loans and $2.6 million in commercial loans, and was partially offset by an $817,000 decrease in multi-family mortgage loans.  The continued low interest rate environment and we believe strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	December 31, 2013		June 30, 2013
Real estate mortgages:	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential mortgage	$225,833	57.4%	$212,526	58.1%
Nonresidential mortgage	102,827	26.1	91,482	25.0
Construction and land	6,906	1.8	6,214	1.7
Multi-family	4,694	1.2	5,511	1.5
Total real estate mortgages	340,260	86.5	315,733	86.3
Home equity	20,614	5.2	20,371	5.6
Consumer installment	4,267	1.1	4,078	1.1
Commercial loans	28,297	7.2	25,657	7.0
Total gross loans	393,438	100.0%	365,839	100.0%
Deferred fees and costs	816		627
Allowance for loan losses	(7,171)		(7,040)
Total net loans	$387,083		$359,426

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

Index
Analysis of allowance for loan losses activity

	At or for the six months ended December 31,
(Dollars in thousands)	2013	2012
Balance at the beginning of the period	$7,040	$6,177
Charge-offs:
Residential real estate mortgages	282	273
Nonresidential mortgage	87	20
Multi-family	24	-
Home equity	8	-
Consumer installment	120	132
Commercial loans	205	15
Total loans charged off	726	440

Recoveries:
Consumer installment	32	42
Commercial loans	4	-
Total recoveries	36	42

Net charge-offs	690	398

Provisions charged to operations	821	985
Balance at the end of the period	$7,171	$6,764

Net charge-offs to average loans outstanding	0.37%	0.24%
Net charge-offs to nonperforming assets	20.14%	11.03%
Allowance for loan losses to nonperforming loans	114.70%	95.60%
Allowance for loan losses to total loans receivable	1.82%	1.91%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At December 31, 2013	At June 30, 2013
Nonaccrual loans:
Residential	$3,427	$3,599
Nonresidential	1,945	2,018
Multi-family	0	463
Home equity loans	270	51
Consumer installment	23	--
Commercial loans	314	195
Total nonaccrual loans	5,979	6,326
90 days & accruing
Residential	273	559
Total 90 days & accruing	273	559
Real Estate Owned:
Residential	404	100
Nonresidential	196	196
Total real estate owned	600	296
Total nonperforming assets	$6,852	$7,181

Troubled debt restructuring:
Nonperforming (included above)	$2,444	$1,518
Performing (accruing and excluded above)	2,060	1,261

Total nonperforming assets as a percentage of total assets	1.05%	1.13%
Total nonperforming loans to net loans	1.62%	1.92%

The table below details additional information related to nonaccrual loans for the six and three months ended December 31:

	For the six months ended December 31,		For the three months ended December 31
(In thousands)	2013	2012	2013	2012
Interest income that would have been recorded if loans had been performing in accordance with original terms	$208	$275	$83	$125
Interest income that was recorded on nonaccrual loans	64	126	35	72

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:
(In thousands)	December 31, 2013	June 30, 2013
Balance of impaired loans, with a valuation allowance	$6,426	$6,051
Allowances relating to impaired loans included in allowance for loan losses	1,066	1,179
Balance of impaired loans, without a valuation allowance	798	1,635

	For the six months ended December 31,		For the three months ended December 31
(In thousands)	2013	2012	2013	2012
Average balance of impaired loans for the periods ended	$7,881	$7,788	$7,699	$8,477
Interest income recorded on impaired loans during the periods ended	105	182	46	105

Index
Nonperforming assets amounted to $6.9 million at December 31, 2013 and $7.2 million as of June 30, 2013, a decrease of approximately $329,000 or 4.6%, and total impaired loans amounted to $7.2 million at December 31, 2013 compared to $7.7 million at June 30, 2013, a decrease of $462,000 or 6.0%.  The decrease in nonperforming assets resulted from an increase in the level of charge-off activity during the period which totaled $726,000 for the six months ended December 31, 2013, loans returned to performing status of $485,000 and the payoff of $1.8 million in nonperforming loans.  This activity was partially offset by the addition of $2.5 million in loans being added to nonperforming status during the six months ended December 31, 2013.    Loans on nonaccrual status totaled $6.0 million at December 31, 2013 of which $3.8 million were in the process of foreclosure.  Included in nonaccrual loans were $1.7 million of loans which were less than 90 days past due at December 31, 2013, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $346,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

DEPOSITS

Total deposits decreased $9.0 million, or 1.6%, to $549.4 million at December 31, 2013 from $558.4 million at June 30, 2013.  Certificates of deposits decreased $5.8 million, or 10.3%, to $50.4 million at December 31, 2013 from $56.2 million at June 30, 2013. With the continued low interest rate environment, certificates of deposit continue to decline.   Savings deposits decreased $2.6 million, or 1.6%, and money market deposits decreased $1.8 million, or 2.1%, when comparing these same periods.  These decreases were partially offset by a $1.3 million or 2.2% increase in noninterest bearing deposits to $59.2 million at December 31, 2013 from $57.9 million at June 30, 2013.  Of the overall net decrease, $4.6 million was a decrease in municipal deposits held at the commercial bank subsidiary.  These deposits tend to fluctuate throughout the year based on tax collection dates and the usage of these assessments by the municipalities during their fiscal year.  The Company has strategically maintained a complementary mix of municipalities with differing fiscal year end dates, and closely monitors the cash flows of these municipal accounts to ensure that the volatility of these deposits is minimized.  At December 31, 2013, municipal deposits comprised 26.5% of total deposits.

(In thousands)	At December 31, 2013	Percentage of Portfolio	At June 30, 2013	Percentage of Portfolio
Noninterest bearing deposits	$59,198	10.8%	$57,926	10.4%
Certificates of deposit	50,384	9.2	56,181	10.1
Savings deposits	157,442	28.6	160,004	28.6
Money market deposits	83,892	15.3	85,685	15.3
NOW deposits	198,519	36.1	198,643	35.6
Total deposits	$549,435	100.0%	$558,439	100.0%

BORROWINGS

At December 31, 2013, The Bank of Greene County had pledged approximately $198.9 million of its residential mortgage portfolio as collateral for borrowing at the Federal Home Loan Bank (“FHLB”).   The maximum amount of funding available from the FHLB through either overnight advances or term borrowings was $163.1 million at December 31, 2013, of which $8.5 million in long-term borrowings were outstanding at December 31, 2013.  There were $31.7 million of overnight borrowings outstanding at December 31, 2013.   Interest rates on overnight borrowings are determined at the time of borrowing.  Long-term borrowings consisted of fixed rate, fixed term advances with a weighted average rate of 1.5% and a weighted average maturity of 59 months.  The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate against rising interest rates.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At December 31, 2013, approximately $5.2 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at December 31, 2013.

The Bank of Greene County has established an unsecured line of credit with Atlantic Central Bankers Bank for $6.0 million and an additional $5.0 million with another depository institution.  These lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At December 31, 2013 and 2012 there were no balances outstanding with Atlantic Central Bankers Bank or the other depository institution, and there was no activity during the six months ended December 31, 2013 and 2012.

Scheduled maturities of term borrowings at December 31, 2013 were as follows:

(In thousands)
Fiscal year end
2017	500
Due after 2018	8,000
$8,500

EQUITY

Shareholders’ equity increased to $58.4 million at December 31, 2013 from $56.1 million at June 30, 2013, as net income of $3.5 million was partially offset by dividends declared and paid of $668,000, and a $645,000 increase in accumulated other comprehensive loss.  Other changes in equity, totaling a $134,000 increase, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Index
Comparison of Operating Results for the Three and Six Months Ended December 31, 2013 and 2012

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the six and three months ended December 31, 2013 and 2012.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Six Months Ended December 31, 2013 and 2012

	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest Earning Assets:
Loans receivable, net[1]	$380,121	$9,124	4.80%	$343,212	$9,168	5.34%
Securities[2]	240,851	2,621	2.18	229,444	3,017	2.63
Interest bearing bank balances and federal funds	4,163	8	0.38	12,340	22	0.36
FHLB stock	1,347	24	3.56	1,326	31	4.68
Total interest earning assets	626,482	11,777	3.76%	586,322	12,238	4.17%
Cash and due from banks	6,356			8,050
Allowance for loan losses	(6,972)			(6,417)
Other non-interest earning assets	16,902			17,705
Total assets	$642,768			$605,660

Interest-Bearing Liabilities:
Savings and money market deposits	$250,341	$471	0.38%	$224,245	$561	0.50%
NOW deposits	208,296	454	0.44	194,201	498	0.51
Certificates of deposit	52,918	174	0.66	67,775	278	0.82
Borrowings	13,701	61	0.89	11,723	139	2.37
Total interest bearing liabilities	525,256	1,160	0.44%	497,944	1,476	0.59%
Non-interest bearing deposits	58,281			50,558
Other non-interest bearing liabilities	2,189			3,485
Shareholders' equity	57,042			53,673
Total liabilities and equity	$642,768			$605,660

Net interest income		$10,617			$10,762
Net interest rate spread			3.32%			3.58%
Net earnings assets	$101,226			$88,378
Net interest margin			3.39%			3.67%
Average interest earning assets to average interest bearing liabilities	119.27%			117.75%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Index
Three Months Ended December 31, 2013 and 2012

	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest Earning Assets:
Loans receivable, net[1]	$388,126	$4,626	4.77%	$349,120	$4,590		5.26%
Securities[2]	236,807	1,305	2.20	231,515	1,481		2.56
Interest bearing bank balances and federal funds	7,668	6	0.31	22,959	18		0.30
FHLB stock	1,322	14	4.24	1,177	18		6.12
Total interest earning assets	633,923	5,951	3.76%	604,771	6,107		4.04%
Cash and due from banks	6,507			8,588
Allowance for loan losses	(6,964)			(6,577)
Other non-interest earning assets	16,860			17,345
Total assets	$650,326			$624,127

Interest-Bearing Liabilities:
Savings and money market deposits	$250,270	$233	0.37%	$234,131	$287		0.49%
NOW deposits	217,749	232	0.43	207,212	259		0.50
Certificates of deposit	51,540	84	0.65	65,874	127		0.77
Borrowings	13,140	33	1.00	8,402	64		3.05
Total interest bearing liabilities	532,699	582	0.44%	515,619	737		0.57%
Non-interest bearing deposits	57,890			51,430
Other non-interest bearing liabilities	2,114			2,801
Shareholders' equity	57,623			54,277
Total liabilities and equity	$650,326			$624,127

Net interest income		$5,369			5,370
Net interest rate spread			3.32%				3.47%
Net earnings assets	$101,224			$89,152		$
Net interest margin			3.39%				3.55%
Average interest earning assets to average interest bearing liabilities	119.00%			117.29%

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

	Six Months Ended December 31,			Three Months Ended December 31,
(Dollars in thousands)	2013 versus 2012			2013 versus 2012
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$932	$(976)	$(44)	$486	$(450)	$36
Securities[2]	143	(539)	(396)	34	(211)	(177)
Interest bearing bank balances and federal funds	(15)	1	(14)	(12)	1	(11)
FHLB stock	-	(7)	(7)	2	(6)	(4)
Total interest earning assets	1,060	(1,521)	(461)	510	(666)	(156)

Interest-Bearing Liabilities:
Savings and money market deposits	58	(148)	(90)	19	(73)	(54)
NOW deposits	32	(76)	(44)	12	(39)	(27)
Certificates of deposit	(55)	(49)	(104)	(25)	(18)	(43)
Borrowings	20	(98)	(78)	25	(56)	(31)
Total interest bearing liabilities	55	(371)	(316)	31	(186)	(155)
Net change in net interest income	$1,005	$(1,150)	$(145)	$479	$(480)	$(1)

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 1.08% for the six months ended December 31, 2013 as compared to 1.13% for the six months ended December 31, 2012, and was 1.06% and 1.07% for the three months ended December 31, 2013 and 2012, respectively.  Annualized return on average equity increased to 12.20% for the six months and 11.97% for the three months ended December 31, 2013 as compared to 12.79% for the six months and 12.30% for the three months ended December 31, 2012.  The decrease in return on average assets and return on average equity was primarily the result of growth in both average assets and average equity with minimal growth in net income.  Net income amounted to $3.5 million and $3.4 million for the six months ended December 31, 2013 and 2012, respectively, an increase of $46,000 or 1.3% and amounted to $1.7 million for the three months ended December 31, 2013 and 2012, respectively, an increase of $56,000 or 3.4%.   Average assets increased $37.1 million, or 6.1% to $642.8 million for the six months ended December 31, 2013 as compared to $605.7 million for the six months ended December 31, 2012.  Average equity increased $3.3 million, or 6.1%, to $57.0 million for the six months ended December 31, 2013 as compared to $53.7 million for the six months ended December 31, 2012.  Average assets increased $26.2 million, or 4.2% to $650.3 million for the three months ended December 31, 2013 as compared to $624.1 million for the three months ended December 31, 2012.  Average equity increased $3.3 million, or 6.1% to $57.6 million for the quarter ended December 31, 2013 as compared to $54.3 million for the three months ended December 31, 2012.

Index
INTEREST INCOME

Interest income amounted to $11.8 million and $6.0 million for the six and three months ended December 31, 2013, respectively, as compared to $12.2 million and $6.1 million for the six and three months ended December 31, 2012, respectively. Interest income decreased $461,000, and $156,000 when comparing the six and three months ended December 31, 2013 and 2012.  The decrease was the result of a decline in yields on interest earning assets of 41 basis points and 28 basis points when comparing the six and three months ended December 31, 2013 and 2012, respectively, offset by increases in average earning asset balances of $40.2 million and $29.2 million for these same periods. Average loan balances increased $36.9 million while the yield on loans decreased 54 basis points when comparing the six months ended December 31, 2013 and 2012, and average securities increased $11.4 million while the yield on such securities decreased 45 basis points when comparing these same periods.  Average loan balances increased $39.0 million while the yield on loans decreased 49 basis points when comparing the three months ended December 31, 2013 and 2012, and average securities increased $5.3 million while the yield on such securities decreased 36 basis points when comparing these same periods.

INTEREST EXPENSE

Interest expense amounted to $1.2 million and $582,000 for the six and three months ended December 31, 2013, respectively, as compared to $1.5 million and $737,000 for the six and three months ended December 31, 2012, respectively.  Interest expense decreased $316,000 and $155,000 when comparing the six and three months ended December 31, 2013 and 2012.  Decreases in rates on interest bearing liabilities contributed to the decrease in overall interest expense.  As illustrated in the rate/volume table, interest expense was reduced $371,000 due to a 15 basis point decrease in the average rate on interest bearing liabilities when comparing the six months ended December 31, 2013 and 2012, and was reduced $186,000 due to a 13 basis point decrease in the average rate on interest bearing liabilities when comparing the three months ended December 31, 2013 and 2012.

The average rate paid on NOW deposits decreased 7 basis points when comparing the six and three months ended December 31, 2013 and 2012. The average balance of such accounts increased by $14.1 million when comparing the six months ended December 31, 2013 and 2012, and increased by $10.5 million when comparing the three months ended December 31, 2013 and 2012.  The average balance of certificates of deposit decreased by $14.9 million and the average rate paid decreased by 16 basis points when comparing the six months ended December 31, 2013 and 2012.  The average balance of certificates of deposit decreased by $14.3 million and the average rate paid decreased by 12 basis points when comparing the three months ended December 31, 2013 and 2012.  The average balance of savings and money market deposits increased by $26.1 million when comparing the six months ended December 31, 2013 and 2012 and increased by $16.1 million when comparing the three months ended December 31, 2013 and 2012. The average rate paid on savings and money markets decreased 12 basis points when comparing the six and three month ended December 31, 2013 and 2012.   The average balance of borrowings increased $2.0 million and $4.7 million when comparing the six and three months ended December 31, 2013 and 2012.  The rate paid on these borrowings decreased 148 basis points and 205 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income decreased $145,000 to $10.6 million for the six months ended December 31, 2013 from $10.8 million for the six months ended December 31, 2012.  Net interest spread decreased 26 basis points to 3.32% as compared to 3.58% when comparing the six months ended December 31, 2013 and 2012, respectively.  Net interest margin decreased 28 basis points to 3.39% for the six months ended December 31, 2013 as compared to 3.67% for the six months ended December 31, 2012.  Net interest income totaled $5.4 million for the three months ended December 31, 2013 and 2012.  Net interest spread decreased 15 basis points to 3.32% as compared to 3.47% when comparing the three months ended December 31, 2013 and 2012, respectively.  Net interest margin decreased 16 basis points to 3.39% for the three months ended December 31, 2013 as compared to 3.55% for the three months ended December 31, 2012.  The continued decline in rates, partially offset by growth in interest earning asset balances has resulted in the narrowing of the spread and margin when comparing the six and three months ended December 31, 2013 and 2012.

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

Index
PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $821,000 and $985,000 for the six months ended December 31, 2013 and 2012, respectively, and was $508,000 and $541,000 for the three months ended December 31, 2013 and 2012, respectively. The level of allowance for loan losses to total loans receivable decreased to 1.82% as of December 31, 2013 as compared to 1.92% as of June 30, 2013.  Nonperforming loans amounted to $6.3 million and $6.9 million at December 31, 2013 and June 30, 2013, respectively.  Net charge-offs amounted to $690,000 and $398,000 for the six months ended December 31, 2013 and 2012, respectively, an increase of $292,000.  Net charge-offs amounted to $365,000 and $313,000 for the three months ended December 31, 2013 and 2012, respectively, and increase of $52,000.  At December 31, 2013, nonperforming assets were 1.05% of total assets and nonperforming loans were 1.62% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $91,000, or 3.5%, to $2.7 million for the six months ended December 31, 2013 as compared to $2.6 million for the six months ended December 31, 2012, primarily due to an increase in debit card fees resulting from continued growth in the number of checking accounts with debit cards.  Noninterest income increased $20,000, or 1.5%, for the three months ended December 31, 2013 as compared to December 31, 2012 and totaled $1.3 million for both periods.  When comparing the three months ended December 31, 2013 and 2012, the increase in debit cards fees was offset by a decrease in service charges on deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased $144,000, or 1.9%, when comparing the six months ended December 31, 2013 and 2012 and totaled $7.5 million and $7.4 million, respectively.  The increase was primarily due to an increase in salaries and employee benefits of $184,000 resulting from expenses recognized for the Company’s phantom stock option plan as well as various other employee benefits, and was partially offset by a decrease in medical benefits resulting from the implementation of a self-insurance plan during 2013 that are covered under a stop loss policy.  The increase was also due to a $114,000 increase in legal and professional fees resulting from an increase in consulting services utilized during the six months ended December 31, 2013. This increase was partially offset by a $155,000 decrease in service and data processing fees due to lower debit card processing fees resulting from the renegotiation of the contract between the Company and its vendor which provided for reduced fees during the six months ended December 31, 2013.  It is expected that these fees will increase in subsequent periods as these incentives have expired.

Noninterest expense remained unchanged when comparing the three months ended December 31, 2013 and 2012 and total $3.7 million for both periods.  Similar to results for the six months ended December 31, 2013, salaries and employee benefits increased $63,000 and legal and professional fees increased $66,000 and service and data processing fees decrease $94,000 when comparing the three months ended December 31, 2013 and 2012.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 29.0% and 28.9% for the six and three months ended December 31, 2013, compared to 30.4% and 29.8% for the six and three months ended December 31, 2012.   The effective tax rate has continued to decline as a result of purchases of tax exempt bonds and loans as well as continued loan growth within the Company’s real estate investment trust subsidiary.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $13.7 million at December 31, 2013.  The unused portion of overdraft lines of credit amounted to $714,000, the unused portion of home equity lines of credit amounted to $7.3 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $11.9 million at December 31, 2013.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

Index
The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2013 and June 30, 2013.  Consolidated shareholders’ equity represented 8.9% of total assets at December 31, 2013 and 8.9% of total assets of June 30, 2013.

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

101 The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  February 14, 2014

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 14, 2014

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer and Chief Operating Officer