Form 10-Q
period 2014-03-31
GREENE COUNTY BANCORP INC
filed 2014-05-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT

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

As of May 14, 2014, the registrant had 4,213,757 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2014 and June 30, 2013
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2014	June 30, 2013
Total cash and cash equivalents	$55,599	$6,222

Long term certificate of deposit	250	250
Securities available for sale, at fair value	51,280	69,644
Securities held to maturity, at amortized cost	177,089	176,519
Federal Home Loan Bank stock, at cost	1,383	1,388

Loans	399,007	365,839
Allowance for loan losses	(7,341)	(7,040)
Unearned origination fees and costs, net	814	627
Net loans receivable	392,480	359,426

Premises and equipment, net	14,246	14,349
Accrued interest receivable	2,967	2,663
Foreclosed real estate	716	296
Prepaid expenses and other assets	4,463	2,848
Total assets	$700,473	$633,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$62,124	$57,926
Interest bearing deposits	559,114	500,513
Total deposits	621,238	558,439

Borrowings from Federal Home Loan Bank, short-term	-	10,600
Borrowings from Federal Home Loan Bank, long-term	14,500	4,000
Accrued expenses and other liabilities	4,939	4,458
Total liabilities	640,677	577,497

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued - 4,305,670 shares Outstanding 4,213,757 shares at March 31, 2014, and 4,192,654 shares at June 30, 2013	431	431
Additional paid-in capital	11,208	11,168
Retained earnings	50,086	46,112
Accumulated other comprehensive loss	(1,235)	(750)
Treasury stock, at cost 91,913 shares at March 31, 2014, and 113,016 shares at June 30, 2013	(694)	(853)
Total shareholders’ equity	59,796	56,108
Total liabilities and shareholders’ equity	$700,473	$633,605

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands, except share and per share amounts)

	2014	2013
Interest income:
Loans	$13,790	$13,693
Investment securities - taxable	494	552
Mortgage-backed securities	1,905	2,696
Investment securities - tax exempt	1,525	1,254
Interest bearing deposits and federal funds sold	17	28
Total interest income	17,731	18,223

Interest expense:
Interest on deposits	1,647	1,974
Interest on borrowings	113	183
Total interest expense	1,760	2,157

Net interest income	15,971	16,066
Provision for loan losses	1,109	1,316
Net interest income after provision for loan losses	14,862	14,750

Noninterest income:
Service charges on deposit accounts	1,916	1,969
Debit card fees	1,148	996
Investment services	302	224
E-commerce fees	72	75
Net gain on sale of available-for-sale securities	-	10
Other operating income	476	442
Total noninterest income	3,914	3,716

Noninterest expense:
Salaries and employee benefits	6,766	6,254
Occupancy expense	990	927
Equipment and furniture expense	343	411
Service and data processing fees	1,051	1,217
Computer software, supplies and support	307	269
Advertising and promotion	202	254
FDIC insurance premiums	280	248
Legal and professional fees	645	506
Other	1,254	1,279
Total noninterest expense	11,838	11,365

Income before provision for income taxes	6,938	7,101
Provision for income taxes	1,963	2,131
Net income	$4,975	$4,970

Basic earnings per share	$1.18	$1.19
Basic average shares outstanding	4,203,350	4,185,707
Diluted earnings per share	$1.17	$1.18
Diluted average shares outstanding	4,239,657	4,224,814
Dividends per share	$0.525	$0.525

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands, except share and per share amounts)

	2014	2013
Interest income:
Loans	$4,666	$4,525
Investment securities - taxable	161	181
Mortgage-backed securities	611	855
Investment securities - tax exempt	507	418
Interest bearing deposits and federal funds sold	9	6
Total interest income	5,954	5,985

Interest expense:
Interest on deposits	548	637
Interest on borrowings	52	44
Total interest expense	600	681

Net interest income	5,354	5,304
Provision for loan losses	288	331
Net interest income after provision for loan losses	5,066	4,973

Noninterest income:
Service charges on deposit accounts	585	584
Debit card fees	373	325
Investment services	110	55
E-commerce fees	21	25
Net gain on sale of available-for-sale securities	-	-
Other operating income	159	152
Total noninterest income	1,248	1,141

Noninterest expense:
Salaries and employee benefits	2,509	2,181
Occupancy expense	371	334
Equipment and furniture expense	81	128
Service and data processing fees	397	408
Computer software, supplies and support	100	86
Advertising and promotion	66	81
FDIC insurance premiums	88	90
Legal and professional fees	190	165
Other	473	473
Total noninterest expense	4,275	3,946

Income before provision for income taxes	2,039	2,168
Provision for income taxes	543	631
Net income	$1,496	$1,537

Basic earnings per share	$0.36	$0.37
Basic average shares outstanding	4,211,531	4,187,671
Diluted earnings per share	$0.35	$0.36
Diluted average shares outstanding	4,243,398	4,227,166
Dividends per share	$0.175	$0.175

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Net income	$4,975	$4,970
Other comprehensive income (loss):
Unrealized holding losses on available for sale securities, net of income tax benefit of ($408) and ($92), respectively	(647)	(147)

Reclassification adjustment for gain on sale of available-for-sale securities realized in net income, net of income taxes of $-- and ($4), respectively	-	(6)

Accretion of unrealized loss on securities transferred to held to maturity, net of income taxes of $102 and $11, respectively(1)	162	17

Pension actuarial gain, net of income taxes of $-- and $15(2)	-	23

Total other comprehensive loss, net of taxes	(485)	(113)

Comprehensive income	$4,490	$4,857

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

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Net income	$1,496	$1,537
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities, net of income taxes of $26 and ($55), respectively	41	(87)

Accretion of unrealized loss on securities transferred to held to maturity, net of income taxes of $75 and $3, respectively(1)	119	5

Pension actuarial gain, net of income taxes of $-- and $5(2)	-	8

Total other comprehensive income (loss), net of taxes	160	(74)

Comprehensive income	$1,656	$1,463

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

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2012	$431	$11,119	$41,869	$173	$(928)	$52,664
Options exercised		44			68	112
Dividends declared			(1,798)			(1,798)
Net income			4,970			4,970
Other comprehensive loss, net of taxes				(113)		(113)
Balance at March 31, 2013	$431	$11,163	$45,041	$60	$(860)	$55,835

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2013	$431	$11,168	$46,112	$(750)	$(853)	$56,108
Options exercised		13			159	172
Tax benefit of stock based compensation		27				27
Dividends declared			(1,001)			(1,001)
Net income			4,975			4,975
Other comprehensive loss, net of taxes				(485)		(485)
Balance at March 31, 2014	$431	$11,208	$50,086	$(1,235)	$(694)	$59,796

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands)
	2014	2013
Cash flows from operating activities:
Net income	$4,975	$4,970
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	486	561
Deferred income tax benefit	(985)	(290)
Net amortization of premiums and discounts	1,408	1,089
Net amortization of deferred loan costs and fees	267	199
Provision for loan losses	1,109	1,316
Net gain on sale of available-for-sale securities	-	(10)
Loss on sale of foreclosed real estate	49	26
Excess tax benefit from share-based payment arrangements	(27)	-
Net increase in accrued income taxes	(230)	(1,198)
Net increase in accrued interest receivable	(304)	(187)
Net (increase) decrease in prepaid and other assets	(319)	271
Net increase (decrease) in accrued expenses and other liabilities	733	(1,015)
Net cash provided by operating activities	7,162	5,732

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities	515	5,350
Proceeds from sale of securities	-	10
Purchases of securities	-	(9,286)
Principal payments on securities	5,324	13,827
Securities held to maturity:
Proceeds from maturities	17,207	18,315
Purchases of securities	(13,497)	(50,509)
Principal payments on securities	6,046	15,862
Net redemption of Federal Home Loan Bank Stock	5	765
Purchase of long term certificate of deposit	-	(250)
Net increase in loans receivable	(35,004)	(25,334)
Proceeds from sale of foreclosed real estate	105	274
Purchases of premises and equipment	(383)	(165)
Net cash used by investing activities	(19,682)	(31,141)

Cash flows from financing activities
Net decrease in short-term FHLB advances	(10,600)	(14,000)
Proceeds from long-term FHLB advances	10,500	-
Repayment of long-term FHLB advances	-	(3,000)
Payment of cash dividends	(1,001)	(1,798)
Proceeds from issuance of stock options	172	112
Excess tax benefit from share-based payment arrangements	27	-
Net increase in deposits	62,799	74,781
Net cash provided by financing activities	61,897	56,095

Net increase in cash and cash equivalents	49,377	30,686
Cash and cash equivalents at beginning of period	6,222	7,742
Cash and cash equivalents at end of period	$55,599	$38,428

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$574	$475
Available for sale securities transferred at fair value to held to maturity	11,735	-
Cash paid during period for:
Interest	1,749	2,188
Income taxes	3,178	3,619

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Nine and Three Months Ended March 31, 2014 and 2013

(1)	Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2013 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the nine and three months ended March 31, 2014 and 2013 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2013, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations, and other data, for the nine and three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)	Securities

Securities at March 31, 2014 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$12,666	$226	$-	$12,892
State and political subdivisions	1,327	24	5	1,346
Mortgage-backed securities-residential	5,293	187	-	5,480
Mortgage-backed securities-multi-family	26,633	154	582	26,205
Asset-backed securities	15	-	1	14
Corporate debt securities	4,815	390	23	5,182
Total debt securities	50,749	981	611	51,119
Equity securities	62	99	-	161
Total securities available for sale	50,811	1,080	611	51,280
Securities held to maturity:
U.S. government sponsored enterprises	3,000	3	115	2,888
State and political subdivisions	84,421	611	395	84,637
Mortgage-backed securities-residential	23,948	1,127	-	25,075
Mortgage-backed securities-multi-family	64,742	696	2,682	62,756
Other securities	978	-	31	947
Total securities held to maturity	177,089	2,437	3,223	176,303
Total securities	$227,900	$3,517	$3,834	$227,583

Index
Securities at June 30, 2013 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$12,729	$260	$-	$12,989
State and political subdivisions	1,849	29	20	1,858
Mortgage-backed securities-residential	7,340	193	-	7,533
Mortgage-backed securities-multi-family	42,096	289	466	41,919
Asset-backed securities	17	-	1	16
Corporate debt securities	4,827	380	31	5,176
Total debt securities	68,858	1,151	518	69,491
Equity securities	68	85	-	153
Total securities available for sale	68,926	1,236	518	69,644
Securities held to maturity:
U.S. treasury securities	5,500	17	-	5,517
U.S. government sponsored enterprises	2,999	16	113	2,902
State and political subdivisions	82,801	362	755	82,408
Mortgage-backed securities-residential	29,077	1,515	9	30,583
Mortgage-backed securities-multi-family	55,086	1,236	1,093	55,229
Other securities	1,056	-	35	1,021
Total securities held to maturity	176,519	3,146	2,005	177,660
Total securities	$245,445	$4,382	$2,523	$247,304

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  The Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA.  As of March 31, 2014 and June 30, 2013, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014.

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
State and political subdivisions	$803	$5	$-	$-	$803	$5
Mortgage-backed securities-multi-family	21,358	520	963	62	22,321	582
Asset-backed securities	-	-	14	1	14	1
Corporate debt securities	761	23	-	-	761	23
Total securities available for sale	22,922	548	977	63	23,899	611
Securities held to maturity:
U.S. government sponsored enterprises	1,885	115	-	-	1,885	115
State and political subdivisions	14,310	390	64	5	14,374	395
Mortgage-backed securities-multi-family	31,952	1,842	9,377	840	41,329	2,682
Other securities	443	25	81	6	524	31
Total securities held to maturity	48,590	2,372	9,522	851	58,112	3,223
Total securities	$71,512	$2,920	$10,499	$914	$82,011	$3,834

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

At March 31, 2014, there were 76 securities which have been in a continuous unrealized loss position for less than 12 months and 9 securities with a continuous unrealized loss position of more than 12 months.  When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the nine months ended March 31, 2014, $11.7 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $805,000.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.

During the nine and three months ended March 31, 2014, there were no sales of securities and no gains or losses were recognized.  During the nine months ended March 31, 2013, a gain on sale of $10,000 was recognized on a security that was previously written off as other-than-temporarily impaired.  During the three months ended March 31, 2013, there were no sales of securities and no gains or losses were recognized. There was no other-than-temporary impairment loss recognized during the nine and three months ended March 31, 2014 and 2013.

Index
The estimated fair values of debt securities at March 31, 2014, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$5,278	$5,309
After one year through five years	8,615	9,050
After five years through ten years	4,915	5,061
After ten years	-	-
Total available for sale debt securities	18,808	19,420
Mortgage-backed and asset-backed securities	31,941	31,699
Equity securities	62	161
Total available for sale securities	50,811	51,280

Held to maturity debt securities
Within one year	19,440	19,464
After one year through five years	30,528	30,874
After five years through ten years	25,655	25,545
After ten years	12,776	12,589
Total held to maturity debt securities	88,399	88,472
Mortgage-backed	88,690	87,831
Total held to maturity securities	177,089	176,303
Total securities	$227,900	$227,583

As of March 31, 2014 and June 30, 2013, respectively, securities with an aggregate fair value of $197.5 million and $200.9 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of March 31, 2014 and June 30, 2013, securities with an aggregate fair value of $5.2 million were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the nine and three months ended March 31, 2014 or 2013.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the nine and three months ended March 31, 2014 or 2013.

(5)	Loans and Allowance for Loan Losses

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

Index
Loan balances by internal credit quality indicator as of March 31, 2014 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$221,735	$128	$298	$4,149	$226,310
Nonresidential mortgage	102,830	-	3,240	1,934	108,004
Residential construction and land	3,229	-	-	-	3,229
Commercial construction	2,517	-	-	-	2,517
Multi-family	3,998	-	-	114	4,112
Home equity	20,154	-	-	339	20,493
Consumer installment	4,075	-	-	3	4,078
Commercial loans	28,975	-	583	706	30,264
Total gross loans	$387,513	$128	$4,121	$7,245	$399,007

Loan balances by internal credit quality indicator as of June 30, 2013 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$207,606	$294	$302	$4,324	$212,526
Nonresidential mortgage	87,509	-	2,197	1,776	91,482
Residential construction and land	2,691	-	-	-	2,691
Commercial construction	2,466	-	-	1,057	3,523
Multi-family	4,785	-	-	726	5,511
Home equity	20,099	221	23	28	20,371
Consumer installment	4,073	5	-	-	4,078
Commercial loans	24,454	-	516	687	25,657
Total gross loans	$353,683	$520	$3,038	$8,598	$365,839

The Company had no loans classified Doubtful or Loss at March 31, 2014 or June 30, 2013.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.  Nonaccrual is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2014 and June 30, 2013.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  This growth has been the result of adverse changes within the economy and increases in local unemployment.   The growth is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.   Loans on nonaccrual status totaled $5.8 million at March 31, 2014 of which $3.7 million were in the process of foreclosure.  Included in nonaccrual loans were $2.2 million of loans which were less than 90 days past due at March 31, 2014, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $1.0 million of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $6.3 million at June 30, 2013 of which $4.9 million were in the process of foreclosure.  Included in nonaccrual loans, were $781,000 of loans which were less than 90 days past due at June 30, 2013, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of March 31, 2014:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$174	$744	$2,433	$3,351	$222,959	$226,310	$3,319
Nonresidential mortgage	1,724	785	1,062	3,571	104,433	108,004	1,937
Residential construction and land	-	-	-	-	3,229	3,229	-
Commercial construction	-	-	-	-	2,517	2,517	-
Multi-family	-	-	-	-	4,112	4,112	-
Home equity	52	96	221	369	20,124	20,493	243
Consumer installment	44	2	1	47	4,031	4,078	1
Commercial loans	150	605	204	959	29,305	30,264	311
Total gross loans	$2,144	$2,232	$3,921	$8,297	$390,710	$399,007	$5,811

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2013:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential mortgage	$1,255	$165	$3,875	$5,295	$207,231	$212,526	$3,599
Nonresidential mortgage	215	978	1,655	2,848	88,634	91,482	2,018
Residential construction and land	38	-	-	38	2,653	2,691	-
Commercial construction	-	-	-	-	3,523	3,523	-
Multi-family	144	-	463	607	4,904	5,511	463
Home equity	269	221	28	518	19,853	20,371	51
Consumer installment	34	5	-	39	4,039	4,078	-
Commercial loans	530	78	82	690	24,967	25,657	195
Total gross loans	$2,485	$1,447	$6,103	$10,035	$355,804	$365,839	$6,326

The Bank of Greene County had accruing loans delinquent more than 90 days as of March 31, 2014 totaling $269,000 and had accruing loans delinquent more than 90 days as of June 30, 2013 totaling $559,000.    The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the nine and three months ended March 31:

	For the nine months ended March 31,		For the three months ended March 31,
(In thousands)	2014	2013	2014	2013
Interest income that would have been recorded if loans had been performing in accordance with original terms	$389	$398	$181	$123
Interest income that was recorded on nonaccrual loans	92	180	28	54

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of March 31, 2014			For the nine months ended March 31, 2014		For the three months ended March 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$284	$284	$-	$355	$7	$267	$6
Nonresidential mortgage	464	464	-	537	23	513	6
	748	748	-	892	30	780	12
With an allowance recorded:
Residential mortgage	3,066	3,085	580	3,025	45	2,876	15
Nonresidential mortgage	2,821	3,002	391	2,243	37	2,775	17
Commercial construction	-	-	-	467	17	-	-
Multi-family	-	-	-	257	-	-	-
Home equity	200	200	87	133	-	200	-
Commercial loans	605	605	3	607	27	605	7
	6,692	6,892	1,061	6,732	126	6,456	39
Total impaired:
Residential mortgage	3,350	3,369	580	3,380	52	3,143	21
Nonresidential mortgage	3,285	3,466	391	2,780	60	3,288	23
Commercial construction	-	-	-	467	17	-	-
Multi-family	-	-	-	257	-	-	-
Home equity	200	200	87	133	-	200	-
Commercial loans	605	605	3	607	27	605	7
	$7,440	$7,640	$1,061	$7,624	$156	$7,236	$51

Index
	As of June 30, 2013			For the nine months ended March 31, 2013		For the three months ended March 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$852	$852	$-	$123	$14	$215	$3
Nonresidential mortgage	783	783	-	1,265	64	1,260	17
Commercial loans	-	-	-	108	13	77	3
	1,635	1,635	-	1,496	91	1,552	23
With an allowance recorded:
Residential mortgage	2,582	2,632	520	2,552	55	2,651	17
Nonresidential mortgage	1,339	1,339	305	1,015	22	1,085	14
Commercial construction	1,057	1,057	331	1,068	35	1,063	7
Multi-family	463	463	16	885	22	886	6
Home equity	-	-	-	257	4	-	-
Commercial loans	610	610	7	572	29	571	9
	6,051	6,101	1,179	6,349	167	6,256	53
Total impaired:						``
Residential mortgage	3,434	3,484	520	2,675	69	2,866	20
Nonresidential mortgage	2,122	2,122	305	2,280	86	2,345	31
Commercial construction	1,057	1,057	331	1,068	35	1,063	7
Multi-family	463	463	16	885	22	886	6
Home equity	-	-	-	257	4	-	-
Commercial loans	610	610	7	680	42	648	12
	$7,686	$7,736	$1,179	$7,845	$258	$7,808	$76

The table below details loans that have been modified as a troubled debt restructuring during the nine and three month periods ended March 31, 2014 and 2013.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Nine months ended March 31, 2014
Residential mortgage	2	$367	$367	$361
Nonresidential mortgage	5	1,789	1,848	1,837

Nine months ended March 31, 2013
Residential mortgage	1	246	261	261

Three months ended March 31, 2014
Nonresidential mortgage	2	$142	$160	$159

Three months ended March 31, 2013
Residential mortgage	-	-	-	-

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

Index
The table below details loans that have been modified as troubled debt restructurings during the previous twelve months which have subsequently defaulted during the nine months ended March 31, 2014:

(Dollars in thousands)	Number of Contracts	Recorded Investment	Allowance for Loan Loss
Nine months ended March 31, 2014
Residential mortgage	2	$284	$65
Nonresidential mortgage	1	460	120

The Company had no loans that had been modified as troubled debt restructurings during the twelve months prior to March 31, 2014 which had subsequently defaulted during the three months ended March 31, 2014.  The Company had no loans that had been modified as troubled debt restructurings during the twelve months prior to March 31, 2013 which had subsequently defaulted during the nine and three months ended March 31, 2013.

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

Activity for the nine months ended March 31, 2014

(In thousands)	Balance at June 30, 2013	Charge-offs	Recoveries	Provision	Balance at March 31, 2014
Residential mortgage	$2,627	$344	$1	$456	$2,740
Nonresidential mortgage	2,476	87	-	456	2,845
Residential construction and land	37	-	-	8	45
Commercial construction	392	-	-	(330)	62
Multi-family	139	24	7	(61)	61
Home equity	275	44	-	141	372
Consumer installment	222	171	55	98	204
Commercial loans	809	205	4	182	790
Unallocated	63	-	-	159	222
Total	$7,040	$875	$67	$1,109	$7,341

Index
Activity for the three months ended March 31, 2014

(In thousands)	Balance at December 31, 2013	Charge-offs	Recoveries	Provision	Balance at March 31, 2014
Residential mortgage	$2,772	$62	$1	$29	$2,740
Nonresidential mortgage	2,740	-	-	105	2,845
Residential construction and land	47	-	-	(2)	45
Commercial construction	86	-	-	(24)	62
Multi-family	107	-	7	(53)	61
Home equity	360	36	-	48	372
Consumer installment	243	51	23	(11)	204
Commercial loans	773	-	-	17	790
Unallocated	43	-	-	179	222
Total	$7,171	$149	$31	$288	$7,341

	Allowance for Loan Losses		Loans Receivable
	Ending Balance March 31, 2014 Impairment Analysis		Ending Balance March 31, 2014 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$580	$2,160	$3,350	$222,960
Nonresidential mortgage	391	2,454	3,285	104,719
Residential construction and land	-	45	-	3,229
Commercial construction	-	62	-	2,517
Multi-family	-	61	-	4,112
Home equity	87	285	200	20,293
Consumer installment	-	204	-	4,078
Commercial loans	3	787	605	29,659
Unallocated	-	222	-	-
Total	$1,061	$6,280	$7,440	$391,567

Activity for the nine months ended March 31, 2013

(In thousands)	Balance at June 30, 2012	Charge-offs	Recoveries	Provision	Balance at March 31, 2013
Residential mortgage	$2,163	$286	$-	$613	$2,490
Nonresidential mortgage	2,076	139	-	368	2,305
Residential construction and land	19	-	-	9	28
Commercial construction	407	-	-	8	415
Multi-family	337	-	-	(72)	265
Home equity	187	-	-	90	277
Consumer installment	207	201	70	127	203
Commercial loans	645	15	-	144	774
Unallocated	136	-	-	29	165
Total	$6,177	$641	$70	$1,316	$6,922

Index
Activity for the three months ended March 31, 2013

(In thousands)	Balance at December 31, 2012	Charge-offs	Recoveries	Provision	Balance at March 31, 2013
Residential mortgage	$2,429	$13	$-	$74	$2,490
Nonresidential mortgage	2,246	119	-	178	2,305
Residential construction and land	43	-	-	(15)	28
Commercial construction	391	-	-	24	415
Multi-family	286	-	-	(21)	265
Home equity	361	-	-	(84)	277
Consumer installment	281	69	28	(37)	203
Commercial loans	727	-	-	47	774
Unallocated	-	-	-	165	165
Total	$6,764	$201	$28	$331	$6,922

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2013 Impairment Analysis		Ending Balance June 30, 2013 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$520	$2,107	$3,434	$209,092
Nonresidential mortgage	305	2,171	2,122	89,360
Residential construction and land	-	37	-	2,691
Commercial construction	331	61	1,057	2,466
Multi-family	16	123	463	5,048
Home equity	-	275	-	20,371
Consumer installment	-	222	-	4,078
Commercial loans	7	802	610	25,047
Unallocated	-	63	-	-
Total	$1,179	$5,861	$7,686	$358,153

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2014 and June 30, 2013 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
	March	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,892	$-	$12,892	$-
State and political subdivisions	1,346	-	1,346	-
Mortgage-backed securities-residential	5,480	-	5,480	-
Mortgage-backed securities-multi-family	26,205	-	26,205	-
Asset-backed securities	14	14	-	-
Corporate debt securities	5,182	5,182	-	-
Equity securities	161	161	-	-
Securities available for sale	$51,280	$5,357	$45,923	$-

		Fair Value Measurements Using
	June	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,989	$-	$12,989	$-
State and political subdivisions	1,858	-	1,858	-
Mortgage-backed securities-residential	7,533	-	7,533	-
Mortgage-backed securities-multi-family	41,919	-	41,919	-
Asset-backed securities	16	16	-	-
Corporate debt securities	5,176	5,176	-	-
Equity securities	153	153	-	-
Securities available for sale	$69,644	$5,345	$64,299	$-

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

Index
		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Impaired loans	$2,942	$-	$-	$2,942

June 30, 2013
Impaired loans	$5,460	$-	$-	$5,460

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
March 31, 2014
Impaired Loans	$2,942	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	17.64%
			Liquidation expenses(3)	0.00%-10.00%	4.95%
June 30, 2013
Impaired Loans	$5,460	Appraisal of collateral(1)	Appraisal adjustments(2)	4.00%-41.74%	23.98%
			Liquidation expenses(3)	3.49%-9.52%	5.86%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

At March 31, 2014, loans subject to nonrecurring fair value measurement had a recorded investment of $3.7 million with related allowances of $805,000.  At June 30, 2013, loans subject to nonrecurring fair value measurement had a recorded investment of $6.6 million with related allowances of $1.2 million. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2014 and June 30, 2013, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	March 31, 2014		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$55,599	$55,599	$55,599	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	51,280	51,280	5,357	45,923	-
Securities held to maturity	177,089	176,303	-	176,303	-
Federal Home Loan Bank stock	1,383	1,383	-	1,383	-
Net loans	392,480	398,252	-	-	398,252
Accrued interest receivable	2,967	2,967	-	2,967	-
Deposits	621,238	621,365	-	621,365	-
Federal Home Loan Bank borrowings	14,500	14,157	-	14,157	-
Accrued interest payable	66	66	-	66	-

(In thousands)	June 30, 2013		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,222	$6,222	$6,222	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	69,644	69,644	5,345	64,299	-
Securities held to maturity	176,519	177,660	-	177,660	-
Federal Home Loan Bank stock	1,388	1,388	-	1,388	-
Net loans	359,426	367,377	-	-	367,377
Accrued interest receivable	2,663	2,663	-	2,663	-
Deposits	558,439	558,517	-	558,517	-
Federal Home Loan Bank borrowings	14,600	14,378	-	14,378	-
Accrued interest payable	55	55	-	55	-

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the nine and three months ended March 31, 2014 and 2013.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Nine months ended March 31, 2014	$4,975,000
Basic		4,203,350	$1.18
Effect of dilutive stock options		36,307	(0.01)
Diluted		4,239,657	$1.17

Nine months ended March 31, 2013	$4,970,000
Basic		4,185,707	$1.19
Effect of dilutive stock options		39,107	(0.01)
Diluted		4,224,814	$1.18

Three months ended March 31, 2014	$1,496,000
Basic		4,211,531	$0.36
Effect of dilutive stock options		31,867	(0.01)
Diluted		4,243,398	$0.35

Three months ended March 31, 2013	$1,537,000
Basic		4,187,671	$0.37
Effect of dilutive stock options		39,495	(0.01)
Diluted		4,227,166	$0.36

Index
(8)	Dividends

On January 21, 2014, the Board of Directors declared a cash dividend for the quarter ended December 31, 2013 of $0.175 per share.  The dividend, which reflected an annual cash dividend rate of $0.70 cents per share, was unchanged from the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of February 14, 2014, and was paid on February 28, 2014.  Historically, Greene County Bancorp, MHC has waived its right to receive dividends declared on its shares of the Company’s common stock.  As a result of the Dodd-Frank Act, the Federal Reserve Board adopted interim final regulations that imposed significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. Consequently, the MHC could not waive its right to receive dividends for the quarters ended September 30, 2012 and December 31, 2012.   The Federal Reserve Board requires that the MHC obtain approval of its members and receive the non-objection of the Federal Reserve Board to continue to waive dividends for the twelve months subsequent to the approval.  The approval to waive the dividend was obtained from the members of the MHC at the special meeting of members held on February 19, 2013, and the non-objection of the Federal Reserve Board for such dividend waiver was also received.  Accordingly, dividends were waived to Greene County Bancorp, MHC on all subsequent declaration dates through February 19, 2014.

A special meeting of members of the MHC was held on February 18, 2014 to vote on a proposal for the MHC to continue to waive its right to receive annual dividends declared by Greene County Bancorp, Inc. for the 12 months subsequent to the approval of this proposal.  This proposal was approved at the special meeting, and the MHC has received the Federal Reserve Board’s non-objection to the dividend waiver through February 18, 2015.  Greene County Bancorp, MHC’s ability to waive dividends beyond this date cannot be reasonably determined at this time.

(9)	Impact of Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to its guidance on “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”.  This Update has been issued to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The adoption of these amendments is not expected to have an effect on our consolidated results of operations or financial position.

(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the nine and three months ended March 31, 2014 and 2013 were as follows:

	Nine months ended March 31,		Three months ended March 31,
(In thousands)	2014	2013	2014	2013
Interest cost	$168	$134	$56	$45
Expected return on plan assets	(237)	(153)	(79)	(51)
Amortization of net loss	69	57	23	19
Net periodic pension cost	$-	$38	$-	$13

The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during the fiscal year 2014.

Index
SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan benefits certain key senior executives of the Bank who are selected by the Board to participate.

The SERP Plan provides a benefit to the participating executives from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”). Accordingly, the SERP Plan obligates the Bank to make a contribution to each executive’s account on the first business day of each July and permits each executive to defer up to 50% of his or her base salary and 100% of his or her annual bonus to the SERP Plan, subject to the requirements of Section 409A of the Internal Revenue Code (“Code”). In addition, the Bank may, but is not required to, make additional discretionary contributions to the executives’ accounts from time to time. An executive becomes vested in the Bank’s contributions after 10 calendar years of service following the effective date of the SERP Plan, and is fully vested immediately for all deferral of salary and bonus. However, the Executive will vest in the present value of his or her account in the event of death, disability or a change in control of the Bank or the Company. In the event the executive is terminated involuntarily or resigns for good reason following a change in control, the present value of all remaining Bank contributions is accelerated and paid to the executive’s account, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within two years after a change in control, executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable. In the event executive is entitled to a benefit from the SERP Plan due to retirement or other termination of employment, the benefit will be paid in 10 annual installments.

The net periodic pension costs related to the SERP Plan for the nine and three months ended March 31, 2014 were $88,000 and $30,000, respectively, consisting primarily of service costs and interest costs. The net periodic pension costs related to the SERP Plan for the nine and three months ended March 31, 2013 were $71,000 and $24,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $802,000 and $595,200 as of March 31, 2014 and June 30, 2013, respectively.

(11)	Stock-Based Compensation

At March 31, 2014, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013.

Stock Option Plan

At March 31, 2014 and 2013, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plan for the nine months ended March 31, 2014 and 2013 is as follows:

	2014		2013
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	87,400	$12.50	103,700	$12.50
Exercised	(27,965)	$12.50	(9,000)	$12.50
Outstanding at period end	59,435	$12.50	94,700	$12.50

Exercisable at period end	59,435	$12.50	94,700	$12.50

The following table presents stock options outstanding and exercisable at March 31, 2014:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	59,435	4.50	$12.50

The total intrinsic value of the options exercised during the nine and three months ended March 31, 2014 was approximately $378,000 and $71,000, respectively.  The total intrinsic value of the options exercised during the nine and three months ended March 31, 2013 was approximately $66,000 and $47,000, respectively. There were no stock options granted during the nine or three months ended March 31, 2014 or 2013.  All outstanding options were fully vested at March 31, 2014 or 2013.

Index
Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-Term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 900,000 phantom stock options are available for awards under the Plan.  A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  During the nine months ended March 31, 2014 and 2013, phantom stock options totaling 227,330 and 243,473, respectively, were awarded under the Plan.  The Company recognized $546,800 and $106,800 in compensation costs related to the Plan during the nine months ended March 31, 2014 and 2013, respectively.    The Company recognized $207,000 and $0 in compensation costs related to the Plan during the three months ended March 31, 2014 and 2013, respectively.

(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2014 and June 30, 2013 are presented in the following table:

(In thousands)
	March 31, 2014	June 30, 2013
Unrealized gain on available for sale securities, net of tax	$287	$441
Unrealized loss on securities transferred to held to maturity, net of tax	(346)	(15)
Net losses and past service liability for defined benefit plan, net of tax	(1,176)	(1,176)
Accumulated other comprehensive loss	$(1,235)	$(750)

(13)	Subsequent events

In addition to the dividend discussed in Note 8, on April 15, 2014, the Board of Directors declared a cash dividend for the quarter ended March 31, 2014 of $0.175 per share.  The dividend reflects an annual cash dividend rate of $0.70 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 15, 2014, and will be paid on May 30, 2014.  Historically, the MHC has waived its right to receive dividends declared on its shares of the Company’s common stock.  The MHC intends to waive its receipt of the dividend payable on May 30, 2014.  See Note 8 Dividends for further discussion regarding the MHC waiver of dividends.

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

Index
Comparison of Financial Condition as of March 31, 2014 and June 30, 2013

ASSETS

Total assets of the Company were $700.5 million at March 31, 2014 as compared to $633.6 million at June 30, 2013, an increase of $66.9 million, or 10.6%.  Securities available for sale and held to maturity amounted to $228.4 million, or 32.6% of assets, at March 31, 2014 as compared to $246.2 million, or 38.9% of assets, at June 30, 2013, a decrease of $17.8 million, or 7.2%.   Net loans grew by $33.1 million, or 9.2%, to $392.5 million at March 31, 2014 as compared to $359.4 million at June 30, 2013.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $49.4 million to $55.6 million at March 31, 2014 from $6.2 million at June 30, 2013.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including available-for-sale and held-to-maturity issues, decreased $17.8 million, or 7.2%, to $228.4 million at March 31, 2014 as compared to $246.2 million at June 30, 2013.  Securities purchases totaled $13.5 million during the nine months ended March 31, 2014 and consisted of state and political subdivision securities. Principal pay-downs and maturities during the nine months amounted to $29.1 million, of which $11.4 million were mortgage-backed securities, $12.2 million were state and political subdivision securities, and $5.5 million were U.S. Treasury securities. Greene County Bancorp, Inc. held 37.6% of its securities portfolio at March 31, 2014 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	March 31, 2014		June 30, 2013
		Percentage		Percentage
(Dollars in thousands)	Balance	of Portfolio	Balance	of Portfolio
Securities available for sale:
U.S. government sponsored enterprises	$12,892	5.6%	$12,989	5.3%
State and political subdivisions	1,346	0.6	1,858	0.7
Mortgage-backed securities-residential	5,480	2.4	7,533	3.1
Mortgage-backed securities-multifamily	26,205	11.5	41,919	17.0
Asset-backed securities	14	0.0	16	0.0
Corporate debt securities	5,182	2.3	5,176	2.1
Total debt securities	51,119	22.4	69,491	28.2
Equity securities	161	0.1	153	0.1
Total securities available for sale	51,280	22.5	69,644	28.3
Securities held to maturity:
U.S. treasury securities	-	-	5,500	2.2
U.S. government sponsored enterprises	3,000	1.3	2,999	1.2
State and political subdivisions	84,421	37.0	82,801	33.7
Mortgage-backed securities-residential	23,948	10.5	29,077	11.8
Mortgage-backed securities-multifamily	64,742	28.3	55,086	22.4
Other securities	978	0.4	1,056	0.4
Total securities held to maturity	177,089	77.5	176,519	71.7
Total securities	$228,369	100.0%	$246,163	100.0%

During the nine months ended March 31, 2014, $11.7 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $805,000.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.

During the nine and three months ended March 31, 2014, there were no sales of securities and no gains or losses were recognized.  During the nine months ended March 31, 2013, a gain on sale of $10,000 was recognized on a security that was previously written off as other-than-temporarily impaired.  There were no sales of securities and no gains or losses recognized during the three months ended March 31, 2013. There was no other-than-temporary impairment loss recognized during the nine and three months ended March 31, 2014 and 2013.

Index
LOANS

Net loans receivable increased $33.1 million, or 9.2%, to $392.5 million at March 31, 2014 from $359.4 million at June 30, 2013.  The loan growth experienced during the nine months consisted primarily of $16.5 million in nonresidential real estate loans, $13.8 million in residential mortgage loans, and $4.6 million in commercial loans, and was partially offset by a $1.4 million decrease in multi-family mortgage loans and a $468,000 decrease in construction loans.  The continued low interest rate environment and we believe strong customer satisfaction from personal service continued to enhance loan growth.    If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	March 31, 2014		June 30, 2013
Real estate mortgages:	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential mortgage	$226,310	56.8%	$212,526	58.1%
Nonresidential mortgage	108,004	27.1	91,482	25.0
Construction and land	5,746	1.4	6,214	1.7
Multi-family	4,112	1.0	5,511	1.5
Total real estate mortgages	344,172	86.3	315,733	86.3
Home equity	20,493	5.1	20,371	5.6
Consumer installment	4,078	1.0	4,078	1.1
Commercial loans	30,264	7.6	25,657	7.0
Total gross loans	399,007	100.0%	365,839	100.0%
Deferred fees and costs	814		627
Allowance for loan losses	(7,341)		(7,040)
Total net loans	$392,480		$359,426

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

Index
Analysis of allowance for loan losses activity

	At or for the nine months ended March 31,
(Dollars in thousands)	2014	2013
Balance at the beginning of the period	$7,040	$6,177
Charge-offs:
Residential real estate mortgages	344	286
Nonresidential mortgage	87	139
Multi-family	24	-
Home equity	44	-
Consumer installment	171	201
Commercial loans	205	15
Total loans charged off	875	641

Recoveries:
Residential real estate mortgages	1	-
Multi-family	7	-
Consumer installment	55	70
Commercial loans	4	-
Total recoveries	67	70

Net charge-offs	808	571

Provisions charged to operations	1,109	1,316
Balance at the end of the period	$7,341	$6,922

Net charge-offs to average loans outstanding	0.43%	0.22%
Net charge-offs to nonperforming assets	23.80%	10.18%
Allowance for loan losses to nonperforming loans	120.74%	98.31%
Allowance for loan losses to total loans receivable	1.84%	1.94%

Nonaccrual Loans and Nonperforming Assets

Management generally places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.    The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.  For further discussion and detail regarding the Allowance for Loan Losses and impaired loans please refer to Note (5) Credit Quality of Loans and Allowance for Loan Losses. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset.

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At March 31, 2014	At June 30, 2013
Nonaccrual loans:
Residential	$3,319	$3,599
Nonresidential	1,937	2,018
Multi-family	-	463
Home equity loans	243	51
Consumer installment	1	-
Commercial loans	311	195
Total nonaccrual loans	5,811	6,326
90 days & accruing
Residential	269	559
Total 90 days & accruing	269	559
Real Estate Owned:
Residential	571	100
Nonresidential	145	196
Total real estate owned	716	296
Total nonperforming assets	$6,796	$7,181

Troubled debt restructurings:
Nonperforming (included above)	$2,051	$1,518
Performing (accruing and excluded above)	2,597	1,261

Total nonperforming assets as a percentage of total assets	0.97%	1.13%
Total nonperforming loans to net loans	1.55%	1.92%

The table below details additional information related to nonaccrual loans for the nine and three months ended March 31:

	For the nine months ended March 31,		For the three months ended March 31
(In thousands)	2014	2013	2014	2013
Interest income that would have been recorded if loans had been performing in accordance with original terms	$389	$398	$181	$123
Interest income that was recorded on nonaccrual loans	92	180	28	54

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:
(In thousands)	March 31, 2014	June 30, 2013
Balance of impaired loans, with a valuation allowance	$6,692	$6,051
Allowances relating to impaired loans included in allowance for loan losses	1,061	1,179
Balance of impaired loans, without a valuation allowance	748	1,635

	For the nine months ended March 31,		For the three months ended March 31
(In thousands)	2014	2013	2014	2013
Average balance of impaired loans for the periods ended	$7,624	$7,845	$7,236	$7,808
Interest income recorded on impaired loans during the periods ended	156	258	51	76

Index
Nonperforming assets amounted to $6.8 million at March 31, 2014 and $7.2 million as of June 30, 2013, a decrease of approximately $385,000 or 5.4%, and total impaired loans amounted to $7.4 million at March 31, 2014 compared to $7.7 million at June 30, 2013, a decrease of $246,000 or 3.2%.  The decrease in nonperforming assets resulted from an increase in the level of charge-off activity during the period which totaled $875,000 for the nine months ended March 31, 2014, loans returned to performing status of $201,000 and the payoff of $1.8 million in nonperforming loans.  This activity was partially offset by the addition of $2.7 million in loans being added to nonperforming status during the nine months ended March 31, 2014.    Loans on nonaccrual status totaled $5.8 million at March 31, 2014 of which $3.7 million were in the process of foreclosure.  Included in nonaccrual loans were $2.2 million of loans which were less than 90 days past due at March 31, 2014, but have a recent history of delinquency greater than 90 days past due.   These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $1.0 million of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

DEPOSITS

Total deposits increased $62.8 million, or 11.2%, to $621.2 million at March 31, 2014 from $558.4 million at June 30, 2013.  The growth in deposits was primarily in NOW deposits, noninterest bearing checking and money market products.  Noninterest bearing deposits increased $4.2 million, or 7.3%, NOW deposits increased $45.1 million, or 22.7%, and money market deposits increased $15.2 million, or 17.7%, when comparing March 31, 2014 and June 30, 2013, resulting from an increase in municipal deposits of $47.3 million.  During the three months ended March 31, 2014, municipalities received funds from both tax collection and state funding. These deposits tend to fluctuate throughout the year based on tax collection dates and the usage of these assessments by the municipalities during their fiscal year.  The Company has strategically maintained a complementary mix of municipalities with differing fiscal year end dates, and closely monitors the cash flows of these municipal accounts to ensure adequate liquidity. At March 31, 2014, municipal deposits comprised 31.8% of total deposits.  Savings deposits also increased during the nine months ended March 31, 2014 by $4.3 million.  Partially offsetting these increases was a decrease in certificates of deposits of $5.9 million, or 10.5%, to $50.3 million at March 31, 2014 from $56.2 million at June 30, 2013. With the continued low interest rate environment, certificates of deposit continue to decline.

(In thousands)	At March 31, 2014	Percentage of Portfolio	At June 30, 2013	Percentage of Portfolio
Noninterest bearing deposits	$62,124	10.0%	$57,926	10.4%
Certificates of deposit	50,278	8.1	56,181	10.1
Savings deposits	164,260	26.5	160,004	28.6
Money market deposits	100,853	16.2	85,685	15.3
NOW deposits	243,723	39.2	198,643	35.6
Total deposits	$621,238	100.0%	$558,439	100.0%

BORROWINGS

During the three months ended March 31, 2014, the Company entered into an Irrevocable Letter of Credit Reimbursement Agreement with the Federal Home Loan Bank (“FHLB”), whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.   At March 31, 2014, The Bank of Greene County had pledged approximately $204.8 million of its residential mortgage portfolio as collateral for borrowing and stand-by letters of credit at the FHLB.   The maximum amount of funding available from the FHLB was $165.1 million at March 31, 2014, of which $14.5 million in long-term borrowings and $5.1 million in stand-by letters of credit were outstanding at March 31, 2014.  There were no short term borrowings outstanding at March 31, 2014.   Interest rates on short term borrowings are determined at the time of borrowing.  Long-term borrowings consisted of fixed rate, fixed term advances with a weighted average rate of 1.45% and a weighted average maturity of 51 months.  The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At March 31, 2014, approximately $5.2 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window.  There were no balances outstanding with the Federal Reserve Bank at March 31, 2014.

Index
The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another depository institution for $6.0 million and $5.0 million, respectively.  These lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At March 31, 2014 and June 30, 2013 there were no balances outstanding on either of these lines of credit, and there was no activity during the nine months ended March 31, 2014 and 2013.

Scheduled maturities of term borrowings at March 31, 2014 were as follows:

(In thousands)
Fiscal year end
2017	2,500
2018	4,500
Due after 2018	7,500
$14,500

EQUITY

Shareholders’ equity increased to $59.8 million at March 31, 2014 from $56.1 million at June 30, 2013, as net income of $5.0 million was partially offset by dividends declared and paid of $1.0 million, and a $485,000 increase in accumulated other comprehensive loss.  Other changes in equity, totaling a $199,000 increase, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Index
Comparison of Operating Results for the Nine and Three Months Ended March 31, 2014 and 2013

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the nine and three months ended March 31, 2014 and 2013.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Nine Months Ended March 31, 2014 and 2013

		2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest Earning Assets:
Loans receivable, net[1]	$385,390	$13,790	4.77%	$346,903	$13,693	5.26%
Securities[2]	237,263	3,884	2.18	233,344	4,458	2.55
Interest bearing bank balances and federal funds	8,603	17	0.26	11,996	28	0.30
FHLB stock	1,427	40	3.74	1,283	44	4.57
Total interest earning assets	632,683	17,731	3.74%	593,526	18,223	4.09%
Cash and due from banks	6,854			7,828
Allowance for loan losses	(7,044			(6,554
Other non-interest earning assets	17,809			18,023
Total assets	$650,302			$612,823

Interest-Bearing Liabilities:
Savings and money market deposits	$250,520	$699	0.37%	$230,398	$840	0.49%
NOW deposits	212,754	693	0.43	196,824	744	0.50
Certificates of deposit	52,035	255	0.65	66,112	390	0.79
Borrowings	15,477	113	0.97	10,760	183	2.27
Total interest bearing liabilities	530,786	1,760	0.44%	504,094	2,157	0.57%
Non-interest bearing deposits	58,722			50,869
Other non-interest bearing liabilities	3,088			3,667
Shareholders' equity	57,706			54,193
Total liabilities and equity	$650,302			$612,823

Net interest income		$15,971			$16,066
Net interest rate spread			3.30%			3.52%
Net earnings assets	$101,897			$89,432
Net interest margin			3.38%			3.61%
Average interest earning assets to average interest bearing liabilities	119.20%			117.74%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Index
Three Months Ended March 31, 2014 and 2013

		2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest Earning Assets:
Loans receivable, net[1]	$396,162	$4,666	4.71%	$354,451	$4,525	5.11%
Securities[2]	229,929	1,263	2.20	241,317	1,441	2.39
Interest bearing bank balances and federal funds	17,681	9	0.20	11,292	6	0.21
FHLB stock	1,591	16	4.02	1,195	13	4.35
Total interest earning assets	645,363	5,954	3.69%	608,255	5,985	3.93%
Cash and due from banks	7,873			7,374
Allowance for loan losses	(7,189			(6,833
Other non-interest earning assets	19,661			18,672
Total assets	$665,708			$627,468

Interest-Bearing Liabilities:
Savings and money market deposits	$250,886	$229	0.36%	$242,978	$279	0.46%
NOW deposits	221,867	239	0.43	202,187	246	0.49
Certificates of deposit	50,231	80	0.64	62,712	112	0.71
Borrowings	19,110	52	1.09	8,790	44	2.00
Total interest bearing liabilities	542,094	600	0.44%	516,667	681	0.53%
Non-interest bearing deposits	59,625			51,506
Other non-interest bearing liabilities	4,945			4,085
Shareholders' equity	59,044			55,210
Total liabilities and equity	$665,708			$627,468

Net interest income		$5,354			$5,304
Net interest rate spread			3.25%			3.40%
Net earnings assets	$103,269			$91,588
Net interest margin			3.32%			3.49%
Average interest earning assets to average interest bearing liabilities	119.05%			117.73%

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

	Nine Months Ended March 31,			Three Months Ended March 31,
(Dollars in thousands)	2014 versus 2013			2014 versus 2013
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$1,439	$(1,342)	$97	$510	$(369)	$141
Securities[2]	75	(649)	(574)	(66)	(112)	(178)
Interest bearing bank balances and federal funds	(7)	(4)	(11)	3	(0)	3
FHLB stock	5	(9)	(4)	4	(1)	3
Total interest earning assets	1,512	(2,004)	(492)	451	(482)	(31)

Interest-Bearing Liabilities:
Savings and money market deposits	72	(213)	(141)	9	(59)	(50)
NOW deposits	57	(108)	(51)	24	(31)	(7)
Certificates of deposit	(74)	(61)	(135)	(21)	(11)	(32)
Borrowings	61	(131)	(70)	35	(27)	8
Total interest bearing liabilities	116	(513)	(397)	47	(128)	(81)
Net change in net interest income	$1,396	$(1,491)	$(95)	$404	$(354)	$50

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 1.02% for the nine months ended March 31, 2014 as compared to 1.08% for the nine months ended March 31, 2013, and was 0.90% and 0.98% for the three months ended March 31, 2014 and 2013, respectively.  Annualized return on average equity decreased to 11.50% for the nine months and 10.13% for the three months ended March 31, 2014 as compared to 12.23% for the nine months and 11.14% for the three months ended March 31, 2013.  The decrease in return on average assets and return on average equity was primarily the result of growth in both average assets and average equity with no growth in net income.  Net income amounted to $5.0 million for the nine months ended March 31, 2014 and 2013 and amounted to $1.5 million for the three months ended March 31, 2014 and 2013.   Average assets increased $37.5 million, or 6.1% to $650.3 million for the nine months ended March 31, 2014 as compared to $612.8 million for the nine months ended March 31, 2013.  Average equity increased $3.5 million, or 6.5%, to $57.7 million for the nine months ended March 31, 2014 as compared to $54.2 million for the nine months ended March 31, 2013.  Average assets increased $38.2 million, or 6.1% to $665.7 million for the three months ended March 31, 2014 as compared to $627.5 million for the three months ended March 31, 2013.  Average equity increased $3.8 million, or 6.9% to $59.0 million for the three months ended March 31, 2014 as compared to $55.2 million for the three months ended March 31, 2013.

Index
INTEREST INCOME

Interest income amounted to $17.7 million and $6.0 million for the nine and three months ended March 31, 2014, respectively, as compared to $18.2 million and $6.0 million for the nine and three months ended March 31, 2013, respectively. Interest income decreased $492,000, and $31,000 when comparing the nine and three months ended March 31, 2014 and 2013.  The decrease was the result of a decline in yields on interest earning assets of 35 basis points and 24 basis points when comparing the nine and three months ended March 31, 2014 and 2013, respectively, offset by increases in average earning asset balances of $39.2 million and $37.1 million for these same periods. Average loan balances increased $38.5 million while the yield on loans decreased 49 basis points when comparing the nine months ended March 31, 2014 and 2013, and average securities increased $4.0 million while the yield on such securities decreased 37 basis points when comparing these same periods.  Average loan balances increased $41.7 million while the yield on loans decreased 40 basis points when comparing the three months ended March 31, 2014 and 2013, and average securities decreased $11.4 million while the yield on such securities decreased 19 basis points when comparing these same periods.

INTEREST EXPENSE

Interest expense amounted to $1.8 million and $600,000 for the nine and three months ended March 31, 2014, respectively, as compared to $2.2 million and $681,000 for the nine and three months ended March 31, 2013, respectively.  Interest expense decreased $397,000 and $81,000 when comparing the nine and three months ended March 31, 2014 and 2013.  Decreases in rates on interest bearing liabilities contributed to the decrease in overall interest expense.  As illustrated in the rate/volume table, interest expense was reduced $513,000 due to a 13 basis point decrease in the average rate on interest bearing liabilities when comparing the nine months ended March 31, 2014 and 2013, and was reduced $128,000 due to a 9 basis point decrease in the average rate on interest bearing liabilities when comparing the three months ended March 31, 2014 and 2013.

The average rate paid on NOW deposits decreased 7 basis points and 6 basis points when comparing the nine and three months ended March 31, 2014 and 2013, respectively. The average balance of such accounts increased by $15.9 million when comparing the nine months ended March 31, 2014 and 2013, and increased by $19.7 million when comparing the three months ended March 31, 2014 and 2013.  The average balance of certificates of deposit decreased by $14.1 million and the average rate paid decreased by 14 basis points when comparing the nine months ended March 31, 2014 and 2013.  The average balance of certificates of deposit decreased by $12.5 million and the average rate paid decreased by 7 basis points when comparing the three months ended March 31, 2014 and 2013.  The average balance of savings and money market deposits increased by $20.1 million when comparing the nine months ended March 31, 2014 and 2013 and increased by $7.9 million when comparing the three months ended March 31, 2014 and 2013. The average rate paid on savings and money markets decreased 12 basis points and 10 basis points when comparing the nine and three month ended March 31, 2014 and 2013, respectively.   The average balance of borrowings increased $4.7 million and $10.3 million when comparing the nine and three months ended March 31, 2014 and 2013.  The rate paid on these borrowings decreased 130 basis points and 91 basis points when comparing the same periods.

NET INTEREST INCOME

Net interest income decreased $95,000 to $16.0 million for the nine months ended March 31, 2014 from $16.1 million for the nine months ended March 31, 2013.  Net interest spread decreased 22 basis points to 3.30% as compared to 3.52% when comparing the nine months ended March 31, 2014 and 2013, respectively.  Net interest margin decreased 23 basis points to 3.38% for the nine months ended March 31, 2014 as compared to 3.61% for the nine months ended March 31, 2013.  Net interest income totaled $5.4 million and $5.3 million for the three months ended March 31, 2014 and 2013, respectively.  Net interest spread decreased 15 basis points to 3.25% as compared to 3.40% when comparing the three months ended March 31, 2014 and 2013, respectively.  Net interest margin decreased 17 basis points to 3.32% for the three months ended March 31, 2014 as compared to 3.49% for the three months ended March 31, 2013.  The continued decline in rates, partially offset by growth in interest earning asset balances has resulted in the narrowing of the spread and margin when comparing the nine and three months ended March 31, 2014 and 2013.

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

Index
PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $1.1 million and $1.3 million for the nine months ended March 31, 2014 and 2013, respectively, and was $288,000 and $331,000 for the three months ended March 31, 2014 and 2013, respectively. The level of allowance for loan losses to total loans receivable decreased to 1.84% as of March 31, 2014 as compared to 1.94% as of June 30, 2013.  Nonperforming loans amounted to $6.1 million and $6.9 million at March 31, 2014 and June 30, 2013, respectively.  Net charge-offs amounted to $808,000 and $571,000 for the nine months ended March 31, 2014 and 2013, respectively, an increase of $237,000.  Net charge-offs amounted to $118,000 and $173,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $55,000.  At March 31, 2014, nonperforming assets were 0.97% of total assets and nonperforming loans were 1.55% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

Noninterest income increased $198,000, or 5.3%, to $3.9 million for the nine months ended March 31, 2014 as compared to $3.7 million for the nine months ended March 31, 2013.  Noninterest income increased $107,000, or 9.4%, for the three months ended March 31, 2014 as compared to March 31, 2013 and totaled $1.2 million and $1.1 million, respectively.  These increases were primarily due to an increase in debit card fees resulting from continued growth in the number of checking accounts with debit cards, and income generated from increased sales of investment products to customers through investment services.

NONINTEREST EXPENSE

Noninterest expense increased $473,000, or 4.2%, when comparing the nine months ended March 31, 2014 and 2013 and totaled $11.8 million and $11.4 million, respectively.  The increase was primarily due to an increase in salaries and employee benefits of $512,000 resulting from expenses recognized for the Company’s phantom stock option plan as well as various other employee benefits. The increase was also due to a $139,000 increase in legal and professional fees resulting from an increase in consulting services utilized during the nine months ended March 31, 2014. This increase was partially offset by a $166,000 decrease in service and data processing fees due to lower debit card processing fees resulting from the renegotiation of the contract between the Company and its vendor which provided for reduced fees during the nine months ended March 31, 2014.  It is expected that these fees will increase in subsequent periods as these incentives have expired.

Noninterest expense increased $329,000, or 8.3%, when comparing the three months ended March 31, 2014 and 2013 and total $4.3 million and $3.9 million, respectively.  Similar to results for the nine months ended March 31, 2014, salaries and employee benefits increased $328,000 and legal and professional fees increased $25,000 and service and data processing fees decreased $11,000 when comparing the three months ended March 31, 2014 and 2013.  Also, occupancy expense increased $37,000 and equipment and furniture expense decreased $47,000 when comparing the three months ended March 31, 2014 and 2013.  These fluctuations were the result of higher real estate taxes paid and lower depreciation expense as older fixed assets have become fully depreciated.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 28.3% and 26.6% for the nine and three months ended March 31, 2014, compared to 30.0% and 29.1% for the nine and three months ended March 31, 2013.   The effective tax rate has continued to decline as a result of purchases of tax exempt bonds and loans as well as continued loan growth within the Company’s real estate investment trust subsidiary.

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

Mortgage loan commitments, including construction and land loan commitments, totaled $19.0 million at March 31, 2014.  The unused portion of overdraft lines of credit amounted to $719,000, the unused portion of home equity lines of credit amounted to $8.1 million, and the unused portion of commercial lines of credit and commercial loan commitments amounted to $13.0 million at March 31, 2014.  Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

Index
The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2014 and June 30, 2013.  Consolidated shareholders’ equity represented 8.5% of total assets at March 31, 2014 and 8.9% of total assets of June 30, 2013.

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

101 The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: May 14, 2014

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date: May 14, 2014

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer