Form 10-K
period 2014-06-30
GREENE COUNTY BANCORP INC
filed 2014-09-26
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2014
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☒

As of December 31, 2013, there were issued and outstanding 4,208,571 shares of the Registrant's common stock of which 1,413,206 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $26.00 on December 31, 2013, the aggregate value of stock held by non-affiliates was $36,743,000.  As of September 12, 2014, there were issued and outstanding 4,214,757 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

GREENE COUNTY BANCORP, INC. AND SUBSIDIARIES
FORM 10-K

Index
PART I

ITEM 1.	Business

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a federally chartered savings bank.  A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (54.7%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.  The Bank of Greene County operates a limited-purpose subsidiary, Greene County Commercial Bank.  The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.  The Bank of Greene County also operates a real estate investment trust, Greene Property Holdings, Ltd., which beneficially owns mortgages originated through The Bank of Greene County.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered savings and loan holding companies was transferred to the Federal Reserve Board under the Dodd-Frank Act.  At June 30, 2014, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash.  At June 30, 2014, 1,909,125 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 91,913 shares were held as Treasury stock and 2,304,632 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and monitoring its cash position.

At June 30, 2014, Greene County Bancorp, Inc. had consolidated assets of $674.2 million, consolidated total deposits of $589.6 million, consolidated borrowings from the Federal Home Loan Bank of New York (FHLB) of $17.7 million and consolidated equity of $61.2 million.

Greene County Bancorp, Inc.’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Index
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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, nonresidential mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in investment securities and mortgage-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential and nonresidential mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. Through its affiliation with Fenimore Asset Management and Essex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York (FHLB), and principal and interest payments on loans and securities.  At June 30, 2014, The Bank of Greene County, excluding its subsidiary Greene County Commercial Bank, had total assets of $520.4 million, total deposits of $432.7 million, borrowings from the FHLB of $17.7 million and total equity of $58.4 million.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law.  At June 30, 2014, Greene County Commercial Bank had $211.8 million in assets, $159.8 million in total deposits, $35.0 million in borrowings from The Bank of Greene County, and $17.1 million in total equity.

Greene County Commercial Bank’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene Property Holdings, Ltd.

Greene Property Holdings, Ltd. was formed in June 2011 as a New York corporation that elected under the Internal Revenue Code to be taxed as a real estate investment trust.  The Bank of Greene County transferred beneficial ownership of certain mortgages and notes to Greene Property Holdings, Ltd. in exchange for 100% of the common stock of Greene Property Holdings, Ltd. The Bank of Greene County continues to service these mortgage customers pursuant to a management and servicing agreement with Greene Property Holdings, Ltd. At June 30, 2014, Greene Property Holdings, Ltd. had $219.6 million in assets, and $219.6 million in total equity.

Greene Property Holdings, Ltd.’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 54.7% of the issued and outstanding common stock of Greene County Bancorp, Inc.  Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $237,000, in cash and cash equivalents at June 30, 2014.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Index
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

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity.  Cash, cash equivalents and securities available for sale comprised 10.4% of total consolidated bank assets at June 30, 2014, all of which can be used for liquidity needs.  The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.   Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans including many commercial loans in order to help mitigate interest rate risk.

The loan portfolio composition and loan maturity schedule are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

Index
Discussion regarding the credit quality of the loan portfolio is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 4, Loans, of this Report.

Residential and Construction and Land Loans.  The Bank of Greene County's primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by single-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  For the year ended June 30, 2014, The Bank of Greene County originated residential mortgage loans with a loan-to-value ratio of 89.9% or less.  The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  For the year ended June 30, 2014, less than one percent of the residential mortgage loans originated by The Bank of Greene County were originated with private mortgage insurance.   Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, The Bank of Greene County has been successful in marketing and originating such loans with 10 and 15-year terms. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Bank of Greene County requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by The Bank of Greene County. Title insurance is not required on all refinance mortgage loans, but is evaluated on a case by case basis.

At June 30, 2014, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

Index
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

The Bank of Greene County may require an environmental site assessment to be performed by an independent professional for nonresidential mortgage loans.  It is also The Bank of Greene County’s policy to require title and hazard insurance on all nonresidential mortgage loans.  In addition, The Bank of Greene County may require borrowers to make payments to a mortgage escrow account for the payment of property taxes.  Any exceptions to The Bank of Greene County’s loan policies must be made in accordance with the limitations set out in each policy.  Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

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

Index
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

At June 30, 2014, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of a commercial mortgage with an outstanding balance of $3.5 million. This loan relationship was performing in accordance with its terms at June 30, 2014.

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

Index
Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2014, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

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

The estimated fair values of debt securities at June 30, 2014 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

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

The pooling of mortgages and the issuance of a security with an interest rate that is based on the interest rates of the underlying mortgages creates mortgage-backed securities.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The issuers of such securities (generally U.S. Government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as The Bank of Greene County, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of The Bank of Greene County and its subsidiary Greene County Commercial Bank.

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

Index
Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of The Bank of Greene County, its portfolio of asset-backed securities consisted on one investment which is collateralized by home equity loans.

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

Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $159.8 million in deposits at June 30, 2014.

Borrowed Funds.  The Company maintains borrowing arrangements in the form of lines of credit through the Federal Home Loan Bank of New York (“FHLB”), the Federal Reserve Bank of New York (“FRB”), Atlantic Central Bankers Bank (“ACBB”), and as well as one other depository institution.  The Bank of Greene County may also obtain term borrowings from the FHLB.  With the exception of the line of credit with ACBB, and the other depository institution, these borrowing arrangements are secured by residential mortgage loans or investment securities.

During the fiscal year ended June 30, 2014, the Company entered into an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential mortgage loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2014, there were $200,000 in municipal letters of credit outstanding.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Report.

Personnel

As of June 30, 2014, The Bank of Greene County had 115 full-time employees and 18 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also Bank employees.  A collective bargaining group does not represent the employees, and The Bank of Greene County considers its relationship with its employees to be good.

Index
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

Taxable Distributions and Recapture. At June 30, 2014, The Bank of Greene County’s has an unrecaptured pre-1988 Federal bad debt reserve was approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

Corporate Dividends-Received Deduction.  Greene County Bancorp, MHC owns less than 80% of the outstanding common stock of Greene County Bancorp, Inc.  Therefore, Greene County Bancorp, MHC is not permitted to join in the consolidated federal income tax return with Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank.  Consequently, Greene County Bancorp, MHC is only eligible for an 80% dividends-received deduction in respect of dividends from Greene County Bancorp, Inc.

State Taxation

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

REGULATION

General

The Bank of Greene County is a federally chartered savings bank and Greene County Commercial Bank is a New York-chartered bank.  The Federal Deposit Insurance Corporation (“FDIC”) through the DIF (“Deposit Insurance Fund”) insures their deposit accounts up to applicable limits.  The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and the New York State Banking Department (the “Department”), respectively, as their chartering agencies, and by the FDIC, as their deposit insurer.  The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by the OCC and the Department, respectively, as well as the FDIC concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as savings and loan holding companies, are subject to regulation by the Federal Reserve Board (“FRB”) and are required to file reports with the FRB.

Index
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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act made significant changes to the current bank regulatory structure and affects the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated The Bank of Greene County’s former primary federal regulator, the Office of Thrift Supervision, and requires The Bank of Greene County to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the FRB to supervise and regulate all savings and loan holding companies, including Greene County Bancorp, Inc. and Greene County Bancorp, MHC, in addition to bank holding companies that it regulates.  As a result, the FRB’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like Greene County Bancorp, Inc. and Greene County Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to The Bank of Greene County, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  Moreover, Greene County Bancorp, MHC requires the approval of the FRB before it may waive the receipt of any dividends from Greene County Bancorp, Inc., and there is no assurance that the FRB will approve future dividend waivers or what conditions it may impose on such waivers.  The Dodd-Frank Act also requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

Index
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

At June 30, 2014, The Bank of Greene County’s and Greene County Commercial Bank’s capital exceeded all applicable minimal capital requirements.

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

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2014, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2014, The Bank of Greene County satisfied this test.

Index
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

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the OCC at least 30 days before its board of directors declares a dividend or approves a capital distribution.

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank of Greene County received a “satisfactory” Community Reinvestment Act rating in its most recent examination.

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

Index
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

At June 30, 2014, The Bank of Greene County met the criteria for being considered “well-capitalized”.

Deposit Insurance.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts had unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments have been applied against the actual quarterly assessments, excluding any special assessments and the unused prepayments of $695,000 were returned to the institution on June 28, 2013.  The Bank of Greene County and Greene County Commercial Bank recorded the pre-payment as a prepaid expense, which was amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was approximately $2.1 million.

Index
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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2014, the annualized Financing Corporation assessment was equal to 0.63 basis points of total assets less tangible capital. For the fiscal year June 30, 2014, The Bank of Greene County, and its subsidiary Greene County Commercial Bank, jointly paid $38,000 related to the FICO bonds.

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

Federal Home Loan Bank System. The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2014, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2014, The Bank of Greene County was in compliance with these reserve requirements.

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

Index
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

Index
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

Waivers of Dividends by Greene County Bancorp, MHC. Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The MHC obtained approval of its members at special meetings of members held on February 19, 2013, and on February 18, 2014 to waive the dividend, and received the non-objection of the Federal Reserve Board for such dividend waivers for the 12 months subsequent to each of these approvals. Accordingly, the MHC waived its right to receive dividends declared on all subsequent declaration dates, including the dividend payable on August 29, 2014.   The MHC has the ability to waive receipt of dividends through the quarter ending on March 31, 2015; its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

Index
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

At June 30, 2014, our commercial bank met the criteria for being considered “well-capitalized.”

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

Reports to Security Holders

Greene County Bancorp, Inc. files annual and current reports with the SEC on Forms 10-K, 10-Q and 8-K, respectively. Greene County Bancorp, Inc. also files proxy materials with the SEC.

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

Index
ITEM 2.	Properties

The Bank of Greene County currently conducts its business through twelve full-service banking offices.  Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The following table sets forth The Bank of Greene County's offices as of June 30, 2014.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value
(Dollars in thousands)
Administration Office (1)
302 Main Street, Catskill, NY 12414	Owned	1999	---	$673

Operations Center
288 Main Street, Catskill, NY 12414	Owned	2006	---	$1,372

Lending Center
341 Main Street, Catskill, NY 12414	Owned	2013	---	$533

Main Branch (1)
Main & Church Streets, Catskill, NY 12414	Owned	1963	---	$410

Coxsackie Branch
2 Technology Drive, W. Coxsackie, NY 12192	Owned	2005	---	$1,701

Cairo Branch
230 Matthew Simons Road, Cairo, NY 12413	Owned	2005	---	$1,770

Chatham Branch
Route 66, Chatham, NY 12037	Owned	2006	---	$1,661

Germantown Branch
4266 State Route 9G, Germantown, NY 12526	Owned	2010	---	$572

Greenville Branch
Route 32, Greeneville, NY 12083	Owned	1997	---	$722

Greenport Branch
160 Fairview Avenue, Hudson, NY 12534	Leased	2006	31-Dec-16	$313

Hudson Branch
21 North 7th Street, Hudson, NY 12534	Leased	2004	31-Oct-16	$-

Ravena Branch
2494 U.S., Route 9W, Ravena, NY 12143	Owned	2009	---	$1,479

Tannersville Branch
Main Street, Tannersville, NY 12485	Owned	2000	---	$971

Westerlo Branch
Routes 141 & 143, Westerlo, NY 12193	Leased	2001	30-Nov-15	$11

Catskill Commons Branch
100 Catskill Commons, Catskill, NY 12414	Owned	2006	---	$1,840

(1) Includes adjacent parking lot

Index
ITEM 3.	Legal Proceedings

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

Greene County Bancorp, Inc.’s common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”.  As of September 5, 2014 Greene County Bancorp, Inc. had 12 registered market makers, 499 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 4,214,757 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), Greene County Bancorp, Inc.’s mutual holding company, held 2,304,632 shares of common stock or 54.7% of total shares outstanding.  Consequently, shareholders other than the MHC held 1,910,125 shares.

Payment of dividends on Greene County Bancorp, Inc.’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Greene County Bancorp, Inc.’s results of operations, financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC was not permitted to waive its receipt of dividends declared during the quarters ended September 30, 2012 and December 31, 2012 because it did not receive the non-objection from the Federal Reserve for such waiver.  The MHC obtained approval of its members at special meetings of members held on February 19, 2013, and on February 18, 2014 to waive the dividend, and received the non-objection of the Federal Reserve Board for such dividend waivers for the 12 months subsequent to each of these approvals. Accordingly, the MHC waived its right to receive dividends declared on all subsequent declaration dates, including the dividend payable on August 29, 2014.   The MHC has the ability to waive receipt of dividends through the quarter ending March 31, 2015; its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

The following table sets forth a summary of selected financial data at and for the fiscal quarter ends for the years ended June 30, 2014 and 2013.   Closing market price information is stated at the quarter end dates indicated.

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price (NASDAQ:GCBC)
High	$32.54	$28.00	$28.00	$26.99
Low	21.00	24.30	24.97	25.50
Close	28.26	26.00	25.70	26.55
Cash Dividends	0.175	0.175	0.175	0.175

Fiscal 2013
Market price (NASDAQ:GCBC)
High	$27.13	$22.60	$22.89	$24.00
Low	18.50	19.06	19.34	19.70
Close	21.95	21.00	20.10	21.50
Cash Dividends	0.175	0.175	0.175	0.175

There were no sales of unregistered securities during fiscal 2014, 2013 or 2012.   On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant of up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of June 30, 2014, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2014 or 2013.  The Company does not intend to repurchase any additional shares under this stock repurchase program.

Index
As of June 30, 2014, the Company has adopted two equity-based compensation plans: the 2008 Stock Option Plan and the ESOP.  The 2008 Stock Option Plan has been approved by stockholders of the Company and, except for the ESOP, the Company has not implemented any equity-based compensation program that has not been approved by Company stockholders.

Set forth below is certain information as of June 30, 2014 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2008 Stock Option Plan	59,435	12.50	15,500

Index
ITEM 6.	Selected Financial Data

The selected financial and operational data presented below at and for the years shown was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. and should be read in conjunction with the consolidated financial statements presented elsewhere in this Report.

	At or for the Years Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2012
SELECTED FINANCIAL CONDITION DATA:
Total assets	$674,161	$633,605	$590,656
Loans receivable, net	399,309	359,426	326,751
Securities available-for-sale	56,151	69,644	87,528
Securities held-to-maturity	181,946	176,519	146,389
Deposits	589,574	558,439	511,937
Shareholders' equity	61,200	56,108	52,664
AVERAGE BALANCES:
Total assets	658,796	618,829	561,712
Interest-earning assets	641,033	599,910	540,552
Loans receivable, net	382,759	343,620	309,554
Securities	236,220	235,554	212,050
Deposits	582,185	551,285	494,248
Borrowings	15,243	9,612	13,854
Shareholders' equity	58,394	54,656	50,494
SELECTED OPERATIONS DATA:
Total interest income	23,788	24,060	24,341
Total interest expense	2,387	2,817	3,583
Net interest income	21,401	21,243	20,758
Provision for loan losses	1,500	1,746	1,784
Net interest income after provision for loan losses	19,901	19,497	18,974
Total noninterest income	5,280	4,995	4,850
Total noninterest expense	16,116	15,449	15,314
Income before provision for income taxes	9,065	9,043	8,510
Provision for income taxes	2,537	2,672	2,680
Net income	6,528	6,371	5,830
FINANCIAL RATIOS:
Return on average assets[1]	0.99%	1.03%	1.04%
Return on average shareholders’ equity[2]	11.18	11.66	11.55
Noninterest expenses to average total assets	2.45	2.50	2.73
Average interest earning assets to average interest bearing liabilities	119.25	117.80	117.84
Net interest rate spread[3]	3.27	3.46	3.72
Net interest margin[4]	3.34	3.54	3.84
Efficiency ratio[5]	60.40	58.88	59.80
Shareholders’ equity to total assets, at end of period	9.08	8.86	8.92
Average shareholders’ equity to average assets	8.86	8.83	8.99
Dividend payout ratio[6]	45.16	46.05	50.00
Actual dividends declared to net income[7]	20.45	33.40	22.25
Nonperforming assets to total assets, at end of period	0.98	1.13	1.23
Nonperforming loans to net loans, at end of period	1.54	1.92	2.15
Allowance for loan losses to non-performing loans	120.34	102.25	88.03
Allowance for loan losses to total loans receivable	1.83	1.92	1.86
Book value per share[8]	$14.52	$13.38	$12.59
Basic earnings per share	1.55	1.52	1.40
Diluted earnings per share	1.54	1.51	1.39
OTHER DATA:
Closing market price of common stock	$26.55	$21.50	$18.67
Number of full-service offices	12	12	12
Number of full-time equivalent employees	124	124	122

1 Ratio of net income to average total assets.
2 Ratio of net income to average shareholders’ equity.
3 The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
4 Net interest income as a percentage of average interest-earning assets.
5 Noninterest expense divided by the sum of net interest income and noninterest income.
6 Dividends per share divided by basic earnings per share. This calculation does not take into account the waiver of dividends by Greene County Bancorp, MHC.
7 Dividends declared divided by net income.
8 Shareholders’ equity divided by outstanding shares.

Index
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), which is a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  The Bank of Greene County currently operates 12 full service branches, an administration office and an operations center in New York’s Greene, Albany, and Columbia counties.  In June 2004, Greene County Commercial Bank (“GCCB”) was opened for the limited purpose of servicing local municipalities.  GCCB is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 54.7% of the Company.’s outstanding common stock.    In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.

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

Index
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

Management of Interest Rate Risk

While Greene County Bancorp, Inc.’s loan portfolio is subject to risks associated with the local economy, Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk because most of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates. Greene County Bancorp, Inc.’s assets consist primarily of mortgage loans, which have longer maturities than Greene County Bancorp, Inc.’s liabilities, which consist primarily of deposits.  Greene County Bancorp, Inc. does not engage in any derivative-based hedging transactions, such as interest rate swaps and caps.  Due to the complex nature and additional risk often associated with derivative hedging transactions, such as counterparty risk, it is Greene County Bancorp, Inc.’s policy to continue its strategy of mitigating interest rate risk through balance sheet composition. Greene County Bancorp, Inc.’s interest rate risk management program focuses primarily on evaluating and managing the composition of Greene County Bancorp, Inc.’s assets and liabilities in the context of various interest rate scenarios.  Tools used to evaluate and manage interest rate risk include measuring net interest income sensitivity (“NII”), economic value of equity (“EVE”) sensitivity and GAP analysis.  These standard interest rate risk measures are described more fully below.    Factors beyond management’s control, such as market interest rates and competition, also have an impact on interest income and interest expense.

In recent years, Greene County Bancorp, Inc. has followed the following strategies to manage interest rate risk:

(i)	maintaining a high level of liquid interest earning assets such as short-term interest-earning deposits and various investment securities;
(ii)	maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits;
(iii)	originating consumer installment loans that have up to five-year terms but that have significantly shorter average lives due to early prepayments;
(iv)	originating adjustable-rate nonresidential mortgage loans and commercial loans; and
(v)	where possible, matching the funding requirements for fixed-rate residential mortgages with lower-costing core deposits.

By investing in liquid securities, which can be sold to take advantage of interest rate shifts, and originating adjustable rate nonresidential and commercial loans with shorter average durations, Greene County Bancorp, Inc. believes it is better positioned to react to changes in market interest rates.  Investments in short-term securities, however, generally bear lower yields than longer-term investments.  Thus, these strategies may result in lower levels of interest income than would be obtained by investing in longer-term fixed-rate investments.

Net Interest Income Analysis. One of the most significant measures of interest risk is net interest income sensitivity (“NII”). NII is the measurement of the sensitivity of Greene County Bancorp, Inc.’s net interest income to changes in interest rates and is computed for instantaneous rate shocks and a series of rate ramp assumptions. The net interest income sensitivity can be viewed as the exposure to changes in interest rates in the balance sheet as of the report date. The net interest income sensitivity measure does not take into account any future change to the balance sheet.  Greene County Bancorp, Inc. has a relatively low level of NII sensitivity and is well within policy limits in all positive rate shock scenarios. This means that Greene County Bancorp, Inc.’s income exposure to rising rate is projected to be relatively low.

The analysis of NII sensitivity is limited by the fact that it does not take into account any future changes in the balance sheet.  Therefore, Greene County Bancorp, Inc. also performs dynamic modeling which utilizes a projected balance sheet and income statement based on budget and planning assumptions and then stress tests those projections in various economic environments and interest rate scenarios. In each economic scenario that is modeled, assumptions pertaining to growth volumes, income, expenses and asset quality are adjusted based on what the likely impact of the economic scenario will be.  By incorporating the Company’s financial projections into the analysis, Greene County Bancorp, Inc. can better understand the impact that the implementation of those plans would have on its overall interest rate risk, and thereby better manage its interest rate risk position.

Index
EVE Analysis. Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents Greene County Bancorp, Inc.’s EVE.  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2014.  Assumptions made by Greene County Bancorp, Inc. relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2014.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between Greene County Bancorp, Inc.’s estimated value of assets and value of liabilities assuming no change in interest rates.  The EVE for a decrease of 100, 200 and 300 basis points have been excluded since they would not be meaningful in the interest rate environment as of June 30, 2014.

The following sets forth Greene County Bancorp, Inc.’s EVE as of June 30, 2014.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change From Par	% Change From Par	EVE Ratio[1]	Change [2]
+300 bp	$65,734	$(27,884)	(29.78)%	10.53%	(311	)bps
+200 bp	79,545	(14,074)	(15.03)	12.33	(131)
+100 bp	89,025	(4,594)	(4.91)	13.36	(28)
PAR	93,620	-	-	13.64	-

1 Calculated as the estimated EVE divided by the present value of total assets.
2 Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

The prolonged low rate environment continues to increase EVE sensitivity across the industry, as the decreasing yield on assets increases price sensitivity to large rate shocks.  EVE sensitivity will increase further as rates rise and loans and investments lose value and move out the sensitivity curve. Greene County Bancorp, Inc.’s EVE modeling projects that the EVE will decrease in instantaneous rate shocks, however, the level of sensitivity resulting from these rate shocks is within the Company’s policy limits and regulatory guidance.  In anticipation of rising interest rates from the current historical low rate environment, Greene County Bancorp, Inc. has implemented several strategies to help mitigate the negative impact on EVE that would result from rising interest rates. These strategies include shortening the average duration of assets and lengthening the average duration of its liabilities.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2014, Greene County Bancorp, Inc.’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest earning assets were positive 9.73% and 12.80% respectively.

Index
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

FINANCIAL OVERVIEW

Net income for the year ended June 30, 2014 amounted to $6.5 million or $1.55 per basic and $1.54 per diluted share as compared to $6.4 million or $1.52 per basic and $1.51 per diluted share for the year ended June 30, 2013, an increase of $157,000, or 2.5%.  The increase in net income was primarily the result of an increase of $158,000 in net interest income, a decrease in provision for loan losses of $246,000, an increase of $285,000 in noninterest income, and a decrease in provision for income taxes of $135,000 which was partially offset by a $667,000 increase in noninterest expense.   The change in net interest income resulted from growth in interest-earning assets when comparing the years ended June 30, 2014 and 2013.  However, in the continuing low interest rate environment, the average rates on our interest earning assets has decreased more than the rates paid on our interest-bearing liabilities.    As a result, net interest rate spread decreased 19 basis points to 3.27% for the year ended June 30, 2014 as compared to 3.46% for the year ended June 30, 2013.   Net interest margin decreased 20 basis points to 3.34% for the year ended June 30, 2014 as compared to 3.54% for the year ended June 30, 2013. The increase in noninterest income was primarily the result of higher fees earned on debit cards due to growth in the number of checking accounts with debit cards.  The increase in noninterest income was also the result of higher commissions earned through investment services. The increase in noninterest expense was primarily the result of an increase in salaries and employee benefits resulting from a $664,000 increase in expense related to the Company’s phantom stock option plan as well as various other employee benefits. The increase was also partially due to higher fees paid to consultants which is reflected in the $159,000 increase in legal and professional fees.  These increases were partially offset by a $128,000 decrease in service and data processing fees due to lower debit card processing fees resulting from the renegotiation of the contract between the Company and its vendor.

Total assets grew $40.6 million, or 6.4%, to $674.2 million at June 30, 2014 as compared to $633.6 million at June 30, 2013.  Net loans increased $39.9 million, or 11.1%, to $399.3 million at June 30, 2014 as compared to $359.4 million at June 30, 2013.  Securities classified as  available-for-sale and held-to-maturity decreased $8.1 million to $238.1 million at June 30, 2014 as compared to $246.2 million at June 30, 2013.  Deposits grew $31.2 million, or 5.6%, to $589.6 million at June 30, 2014 as compared to $558.4 million at June 30, 2013.  Total shareholders’ equity amounted to $61.2 million at June 30, 2014, or 9.1% of total assets, compared to $56.1 million at June 30, 2013, or 8.9% of total assets.

Comparison of Financial Condition as of June 30, 2014 and 2013

SECURITIES

Securities available-for-sale and held-to-maturity decreased $8.1 million, or 3.3%, to $238.1 million at June 30, 2014 as compared to $246.2 million at June 30, 2013.  Securities purchases totaled $39.0 million during the year ended June 30, 2014 and consisted of $31.6 million of state and political subdivision securities, and $7.4 million of mortgage-backed securities. Principal pay-downs and maturities amounted to $44.8 million, of which $13.2 million were mortgage-backed securities, $23.1 million were state and political subdivision securities, $5.5 million were U.S. Treasury securities, and $3.0 million were U.S. government agency securities. Greene County Bancorp, Inc. holds 39.1% of its securities portfolio at June 30, 2014 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
	At June 30,
	2014		2013		2012
	Carrying	Percent	Carrying	Percent	Carrying	Percent
(Dollars in thousands)	Amount	of total	Amount	of total	Amount	of total
Securities, available-for-sale:
U.S. government sponsored enterprises	$10,898	4.5%	$12,989	5.3%	$17,398	7.4%
State and political subdivisions	1,347	0.6	1,858	0.7	4,899	2.1
Mortgage-backed securities-residential	9,545	4.0	7,533	3.1	19,106	8.2
Mortgage-backed securities-multi-family	29,018	12.2	41,919	17.0	40,663	17.4
Asset-backed securities	13	0.0	16	0.0	19	0.0
Corporate debt securities	5,170	2.2	5,176	2.1	5,316	2.3
Total debt securities	55,991	23.5	69,491	28.2	87,401	37.4
Equity securities and other	160	0.1	153	0.1	127	0.1
Total securities, available-for-sale	56,151	23.6	69,644	28.3	87,528	37.5
Securities, held-to-maturity:
U.S. treasury securities	-	-	5,500	2.2	11,029	4.7
U.S. government sponsored enterprises	2,000	0.8	2,999	1.2	998	0.4
State and political subdivisions	91,634	38.5	82,801	33.7	62,212	26.6
Mortgage-backed securities-residential	22,785	9.6	29,077	11.8	48,101	20.5
Mortgage-backed securities-multi-family	64,605	27.1	55,086	22.4	23,673	10.1
Other securities	922	0.4	1,056	0.4	376	0.2
Total securities, held-to-maturity	181,946	76.4	176,519	71.7	146,389	62.5
Total securities	$238,097	100.0%	$246,163	100.0%	$233,917	100.0%

Investment Maturity Schedule

The estimated fair value of debt securities at June 30, 2014 by contractual maturity are shown below.  Asset-backed and mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Securities, available-for-sale:
U.S. government sponsored enterprises	$3,028	$3,047	$4,823	$-	$10,898
State and political subdivisions	-	1,347	-	-	1,347
Mortgage-backed securities-residential	32	622	823	8,068	9,545
Mortgage-backed securities-multi-family	1,131	5,597	22,290	-	29,018
Asset-backed securities	-	-	-	13	13
Corporate debt securities	251	4,919	-	-	5,170
Total debt securities	4,442	15,532	27,936	8,081	55,991
Equity securities and other	-	-	-	160	160
Total securities, available-for-sale	4,442	15,532	27,936	8,241	56,151
Securities, held-to-maturity:
U.S. government sponsored enterprises	-	-	1,898	-	1,898
State and political subdivisions	29,728	38,354	17,083	7,052	92,217
Mortgage-backed securities-residential	-	7,937	10,164	5,834	23,935
Mortgage-backed securities-multi-family	939	5,268	56,776	-	62,983
Other securities	151	210	273	265	899
Total securities, held-to-maturity	30,818	51,769	86,194	13,151	181,932
Total securities	$35,260	$67,301	$114,130	$21,392	$238,083
Weighted Average Yield	1.67%	2.83%	2.59%	3.08%	2.57%

Index
LOANS

Net loans receivable increased to $399.3 million at June 30, 2014 from $359.4 million at June 30, 2013, an increase of $39.9 million, or 11.1%.  The loan growth experienced during the year primarily consisted of $22.6 million in nonresidential real estate loans, $14.8 million in residential mortgage loans, and $5.7 million in non-mortgage loans, and was partially offset by a $1.7 million decrease in construction loans, a $1.5 million decrease in multi-family loans, and an increase of $379,000 in the allowance for loan losses. The continued low interest rate environment and, we believe, strong customer satisfaction from personal service continued to enhance loan growth.  If long term rates begin to rise, the Company anticipates some reduced new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values in the Company’s market areas, however, could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Loan Portfolio Composition.
Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$227,373	56.02%	$212,526	58.09%	$193,378	58.17%	$181,612	59.42%	$182,525	61.01%
Nonresidential	114,066	28.11	91,482	25.00	80,794	24.30	63,860	20.90	54,586	18.25
Construction and land	4,563	1.12	6,214	1.70	4,190	1.26	5,745	1.88	9,357	3.12
Multi-family	4,059	1.00	5,511	1.51	5,522	1.66	6,048	1.98	6,035	2.01
Total real estate loans	350,061	86.25	315,733	86.30	283,884	85.39	257,265	84.18	252,503	84.39

Consumer loans
Consumer Installment(1)	4,208	1.04	4,078	1.12	4,070	1.22	4,008	1.31	4,285	1.43
Home equity	20,578	5.07	20,371	5.57	22,808	6.86	25,559	8.37	26,602	8.89
Total consumer loans	24,786	6.11	24,449	6.69	26,878	8.08	29,567	9.68	30,887	10.32

Commercial loans	30,994	7.64	25,657	7.01	21,688	6.53	18,788	6.14	15,810	5.29

Total consumer loans and commercial loans	55,780	13.75	50,106	13.70	48,566	14.61	48,355	15.82	46,697	15.61

Total gross loans	405,841	100.00%	365,839	100.00%	332,450	100.00%	305,620	100.00%	299,200	100.00%

Less:
Deferred fees and costs	887		627		478		495		406
Allowance for loan losses	(7,419)		(7,040)		(6,177)		(5,069)		(4,024)

Total loans receivable, net	$399,309		$359,426		$326,751		$301,046		$295,582

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Index
Loan Maturity Schedule.

The following table sets forth certain information as of June 30, 2014 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

		1 Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
(In thousands)	1 Year	3 Years	5 Years	10 Years	10 Years	Total
Real estate loans:
Residential	$3,533	$2,939	$8,450	$50,121	$162,330	$227,373
Nonresidential	19,455	9,919	28,146	30,766	25,780	114,066
Construction and land	3,899	258	59	347	-	4,563
Multi-family	1,137	262	1,255	362	1,043	4,059
Total real estate loans	28,024	13,378	37,910	81,596	189,153	350,061
Consumer loans	15,176	1,907	3,383	3,957	363	24,786
Commercial loans	17,503	2,200	4,659	5,941	691	30,994
Total loan portfolio	$60,703	$17,485	$45,952	$91,494	$190,207	$405,841

The total amount of the above loans that mature or are due after June 30, 2015 that have fixed interest rates is $284.2 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $61.1 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail above within the section Management of Interest Rate Risk.

Potential Problem Loans

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."   For further discussion regarding how management determines when a loan should be classified see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.  At June 30, 2014, The Bank of Greene County had $7.7 million of loans classified as substandard, and $2.3 million of loans designated as special mention.   No loans were classified as either doubtful or loss at June 30, 2014.

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

Generally, management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.    The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the Allowance for Loan Loss is based upon the risk associated with such designation.  For further discussion and detail regarding the Allowance for Loan Losses and impaired loans please refer to Part II, Item 8 Financial Statements and Supplemental Data, Note 4 Loans of this Report. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset.

Index
Analysis of Nonaccrual Loans, Nonperforming Assets and Restructured Loans

The table below details additional information related to nonaccrual loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans:
Real estate loans
Residential	$2,473	$3,599	$4,206	$3,074	$2,001
Nonresidential	2,775	2,018	1,868	2,171	1,095
Construction and land	-	-	-	238	13
Multifamily	-	463	431	577	594
Consumer installment	-	-	25	41	18
Home equity	339	51	60	49	197
Commercial	312	195	303	144	3
Total nonaccrual loans	5,899	6,326	6,893	6,294	3,921

Accruing loans delinquent 90 days or more:
Residential	266	559	83	-	-
Home Equity	-	-	41	-	-
Total accruing loans delinquent 90 days or more	266	559	124	-	-
Foreclosed real estate:
Residential	473	100	60	363	-
Nonresidential	-	196	200	80	-
Total foreclosed real estate	473	296	260	443	-

Total non-performing assets	$6,638	$7,181	$7,277	$6,737	$3,921

Troubled debt restructuring:
Nonperforming (included above)	$3,093	$1,518	$835	$585	$213
Performing (accruing and excluded above)	1,504	1,261	569	546	-

Nonperforming assets to total assets	0.98%	1.13%	1.23%	1.23%	0.79%
Nonperforming loans to net loans	1.54%	1.92%	2.15%	2.09%	1.33%

The table below details additional information related to nonaccrual loans as of June 30:

	For the years ended June 30,
(In thousands)	2014	2013	2012
Interest income that would have been recorded if loans had been performing in accordance with original terms	$352	$433	$550
Interest income that was recorded on nonaccrual loans	128	158	277

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans as of the dates indicated:

	For the years ended June 30,
(In thousands)	2014	2013	2012
Balance of impaired loans, with a valuation allowance	$6,075	$6,051	$2,913
Allowances relating to impaired loans included in allowance for loan losses	869	1,179	773
Balance of impaired loans, without a valuation allowance	763	1,635	1,794
Average balance of impaired loans for the years ended	7,495	7,969	3,282
Interest income recorded on impaired loans during the years ended	229	324	178

Nonperforming assets amounted to $6.6 million at June 30, 2014 and $7.2 million at June 30, 2013, a decrease of $543,000, or 7.6%, and total impaired loans amounted to $6.8 million at June 30, 2014 compared to $7.7 million at June 30, 2013, a decrease of $848,000, or 11.0%.  Loans on nonaccrual status totaled $5.9 million at June 30, 2014 of which $3.0 million were in the process of foreclosure.  Included in nonaccrual loans were $922,000 of loans which were less than 90 days past due at June 30, 2014, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $925,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with The Bank of Greene County to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, The Bank of Greene County has agreed not to continue foreclosure proceedings.  While The Bank of Greene County makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in impaired loans is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

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

Index
Analysis of allowance for loan losses activity

	At or for the Years Ended June 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at the beginning of the period	$7,040	$6,177	$5,069	$4,024	$3,420
Charge-offs:
Residential real estate mortgages	420	421	208	140	149
Nonresidential mortgage	309	233	212	106	230
Multi-family	24	-	-	200	57
Home equity	44	-	-	-	-
Consumer installment	215	246	280	232	264
Commercial loans	205	71	67	9	110
Total loans charged off	1,217	971	767	687	810

Recoveries:
Residential real estate mortgages	10	-	7	-	-
Nonresidential mortgage	-	-	-	-	20
Multi-family	7	-	-	-	-
Consumer installment	75	88	82	95	103
Commercial loans	4	-	2	9	18
Total recoveries	96	88	91	104	141

Net charge-offs	1,121	883	676	583	669

Provisions charged to operations	1,500	1,746	1,784	1,628	1,273
Balance at the end of the period	$7,419	$7,040	$6,177	$5,069	$4,024

Net charge-offs to average loans outstanding	0.29%	0.26%	0.22%	0.20%	0.24%
Net charge-offs to nonperforming assets	16.89	12.30	9.29	8.65	17.06
Allowance for loan losses to nonperforming loans	120.34	102.25	88.03	80.54	102.63
Allowance for loan losses to total loans receivable	1.83	1.92	1.86	1.66	1.34
Net charge-offs to average assets	0.17	0.14	0.12	0.11	0.14

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	At June 30,
	2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
	Amount of	category	Amount of	category	Amount of	category	Amount of	category	Amount of	category
	loan loss	to total	loan loss	to total	loan loss	to total	loan loss	to total	loan loss	to total
(Dollars in thousands)	allowance	loans	allowance	loans	allowance	loans	allowance	loans	allowance	loans
Real estate mortgages:
Residential	$2,731	56.1%	$2,627	58.1%	$2,163	58.2%	$1,767	59.4%	$1,427	61.0%
Nonresidential	2,936	28.1	2,476	25.0	2,076	24.3	1,859	20.9	1,517	18.3
Construction and land	80	1.1	429	1.7	426	1.2	116	1.9	97	3.1
Multi-family	59	1.0	139	1.5	337	1.7	410	2.0	223	2.0
Home equity	361	5.1	275	5.6	187	6.9	186	8.4	205	8.9
Consumer installment	240	1.0	222	1.1	207	1.2	203	1.3	120	1.4
Commercial loans	811	7.6	809	7.0	645	6.5	528	6.1	435	5.3
Unallocated	201	-	63	-	136	---	---	---	---	---
Totals	$7,419	100.0%	$7,040	100.0%	$6,177	100.0%	$5,069	100.0%	$4,024	100.0%

Index
PREMISES AND EQUIPMENT

Premises and equipment amounted to $14.3 million at June 30, 2014 and 2013.    Depreciation for the year ended June 30, 2014 totaling $617,000, was partially offset by purchases totaling $575,000.   During the fiscal year ended June 30, 2014 the Company disposed of furniture and equipment that was no longer in use. The original cost of these assets were $3.2 million and were fully depreciated at the time of disposal.

OTHER ASSETS

Other assets, consisting primarily of accrued interest receivable, foreclosed real estate and prepaid expenses, totaled $6.8 million at June 30, 2014, compared to $5.8 million at June 30, 2013, an increase of $1.0 million.  This increase was primarily the result of an increase of $709,000 in prepaid income taxes due to estimated tax payments made during the fiscal year ended June 30, 2014, as well as a $177,000 increase in foreclosed real estate.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as foreclosed real estate, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.   During the year ended June 30, 2014, six properties were transferred to FRE at a total fair value of $665,000.  Also during this period, three properties were sold for a total of $431,000, at a net loss on sale of $57,000.   At June 30, 2014, The Bank of Greene County had five properties held in foreclosed real estate totaling $473,000.

DEPOSITS

Total deposits increased to $589.6 million at June 30, 2014 from $558.4 million at June 30, 2013, an increase of $31.2 million, or 5.6%. The growth in deposits was primarily in checking and savings products.  Noninterest bearing deposits increased $9.5 million, or 16.4%, NOW deposits increased $22.0 million, or 11.1%, and savings deposits increased $5.2 million, or 3.3%, when comparing June 30, 2014 and 2013.  These increases were partially offset by a continued decline in certificate of deposit balances, which decreased $7.3 million or 13.0% when comparing June 30, 2014 and 2013.

The amount of certificates of deposit by time remaining to maturity as of June 30, 2014 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Report.

	At June 30,
	2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Transaction and savings deposits:
Non-interest bearing deposits	$67,446	11.5%	$57,926	10.4%	$52,783	10.3%
Certificates of deposit	48,900	8.3	56,181	10.1	72,045	14.1
Savings deposits	165,227	28.0	160,004	28.6	132,822	25.9
Money market deposits	87,363	14.8	85,685	15.3	75,265	14.7
NOW deposits	220,638	37.4	198,643	35.6	179,022	35.0
Total deposits	$589,574	100.0%	$558,439	100.0%	$511,937	100.0%

BORROWINGS

Total borrowings from the Federal Home Loan Bank (“FHLB”) increased $3.1 million to $17.7 million at June 30, 2014 compared to $14.6 million at June 30, 2013.  Borrowings from overnight advances decreased $7.4 million to $3.2 million at June 30, 2014 from $10.6 million at June 30, 2013. Term borrowings increased $10.5 million to $14.5 million at June 30, 2014 from $4.0 million at June 30, 2013. The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates. The Company’s borrowing agreements are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Report.

Index
The table below details additional information related to short-term borrowings for the years ended June 30,

(Dollars in thousands)	2014	2013
Average outstanding balance	$5,582	$4,010
Interest expense	20	17
Weighted average interest rate during the year	0.35%	0.42%
Weighted average interest rate at end of year	0.42%	0.45%

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities and a net deferred tax liability, totaled $5.7 million at June 30, 2014, compared to $4.5 million at June 30, 2013, an increase of $1.2 million.  This increase was due primarily to increased accrued expenses for various employee benefit plans, including the defined benefit pension plan, supplemental executive retirement plan, and long-term incentive plan. For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note 10 Stock Based Compensation of this Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $61.2 million at June 30, 2014 from $56.1 million at June 30, 2013, as net income of $6.5 million was partially offset by dividends declared and paid of $1.3 million, and a $300,000 increase in accumulated other comprehensive loss for the year.  The remaining change in equity, representing a $199,000 increase, was the result of options exercised under the Company’s 2008 Stock Option Plan.

Index
Comparison of Operating Results for the Years Ended June 30, 2014 and 2013

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the years ended June 30, 2014 and 2013.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Fiscal Years Ended June 30,

	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest Earning Assets:
Loans receivable,[1]	$389,870	$18,521	4.75%	$350,257	$18,169	5.19%
Securities[2]	236,220	5,172	2.19	235,554	5,793	2.46
Interest bearing bank balances and federal funds	13,518	40	0.30	12,884	42	0.33
FHLB stock	1,425	55	3.86	1,215	56	4.61
Total interest earning assets	641,033	23,788	3.71%	599,910	24,060	4.01%
Cash and due from banks	6,968			7,552
Allowance for loan losses	(7,111)			(6,637)
Other non-interest earning assets	17,906			18,004
Total assets	$658,796			$618,829

Interest-Bearing Liabilities:
Savings and money market deposits	$253,626	$939	0.37%	$235,902	$1,132	0.48%
NOW deposits	217,204	945	0.44	199,409	997	0.50
Certificates of deposit	51,503	338	0.66	64,326	489	0.76
Borrowings	15,243	165	1.08	9,612	199	2.07
Total interest bearing liabilities	537,576	2,387	0.44%	509,249	2,817	0.55%
Non-interest bearing deposits	59,852			51,648
Other non-interest bearing liabilities	2,974			3,276
Shareholders' equity	58,394			54,656
Total liabilities and equity	$658,796			$618,829

Net interest income		$21,401			$21,243
Net interest rate spread			3.27%			3.46%
Net earnings assets	$103,457			$90,661
Net interest margin			3.34%			3.54%
Average interest earning assets to average interest bearing liabilities	119.25%			117.80%

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

	Years Ended June 30,
	2014 versus 2013			2013 versus 2012
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Earning Assets:
Loans receivable, net[1]	$1,963	$(1,611)	$352	$1,875	$(1,493)	$382
Securities[2]	16	(637)	(621)	667	(1,338)	(671)
Interest bearing bank balances and federal funds	2	(4)	(2)	2	12	14
FHLB stock	9	(10)	(1)	(7)	1	(6)
Total interest earning assets	1,990	(2,262)	(272)	2,537	(2,818)	(281)

Interest-Bearing Liabilities:
Savings and money market deposits	80	(273)	(193)	194	(243)	(49)
NOW deposits	80	(132)	(52)	186	(160)	26
Certificates of deposit	(91)	(60)	(151)	(180)	(368)	(548)
Borrowings	86	(120)	(34)	(103)	(92)	(195)
Total interest bearing liabilities	155	(585)	(430)	97	(863)	(766)
Net change in net interest income	$1,835	$(1,677)	$158	$2,440	$(1,955)	$485

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

As the above table shows, net interest income for the fiscal year ended June 30, 2014 has been affected most significantly by the decrease in yields on loans and securities which has been partially offset by an increase in the volume of loans and securities and was complemented by the decrease in rates paid on interest bearing liabilities.  Despite the positive effects on net interest income from increased volume and lower cost of funds, declines in the yields on interest earning assets has resulted in net interest spread and net interest margin declining.  Net interest rate spread decreased 19 basis points to 3.27% for the fiscal year ended June 30, 2014 as compared to 3.46% for the fiscal year ended June 30, 2013.  Net interest margin decreased 20 basis points to 3.34% for the fiscal year ended June 30, 2014 as compared to 3.54% for the fiscal year ended June 30, 2013.

Index
INTEREST INCOME

Interest income for the year ended June 30, 2014 amounted to $23.8 million as compared to $24.1 million for the year ended June 30, 2013, a decrease of $272,000, or 1.1%.  A decrease in the yield on interest-earning assets was partially offset by growth in these assets.  Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $641.0 million for the year ended June 30, 2014 as compared to $599.9 million for the year ended June 30, 2013, an increase of $41.1 million or 6.9%.   The yield earned on such assets decreased 30 basis points to 3.71% for the year ended June 30, 2014 as compared to 4.01% for the year ended June 30, 2013.

Interest income earned on loans amounted to $18.5 million for the year ended June 30, 2014 as compared to $18.2 million for the year ended June 30, 2013.  Average loans outstanding increased $39.6 million, or 11.3%, to $389.9 million for the year ended June 30, 2014 as compared to $350.3 million for the year ended June 30, 2013.  The yield on such loans decreased 44 basis points to 4.75% for the year ended June 30, 2014 as compared to 5.19% for the year ended June 30, 2013. At June 30, 2014, approximately 26.7% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.  However, many of these loans have interest rate floors, which are intended to lessen the impact of any future interest rate reductions within this portfolio.

Interest income earned on securities (excluding FHLB stock) decreased to $5.2 million for the year ended June 30, 2014 as compared to $5.8 million for the year ended June 30, 2013.  The average balance of securities was relatively flat and totaled $236.2 million for the year ended June 30, 2014 as compared to $235.6 million for the year ended June 30, 2013.  The average yield on such securities decreased 27 basis points to 2.19% for the year ended June 30, 2014 as compared to 2.46% for the year ended June 30, 2013.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.

Interest income earned on federal funds and interest-earning deposits amounted to $40,000 for the year ended June 30, 2014 as compared to $42,000 for the year ended June 30, 2013.  The average balance of federal funds and interest-earning deposits increased $634,000 during this same period.  Dividends on FHLB stock decreased to $55,000 for the year ended June 30, 2014 as compared to $56,000 for the year ended June 30, 2013.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2014 amounted to $2.4 million as compared to $2.8 million for the year ended June 30, 2013, a decrease of $430,000, or 15.3%.  This decrease was the result of a decrease in the average rate paid on deposits, which was complemented by a shift in the mix of interest-bearing liabilities out of higher costing certificates of deposits to lower costing checking and savings deposits.  Interest expense includes interest on deposits as well as borrowings. The rate paid on such liabilities decreased 11 basis points to 0.44% for the year ended June 30, 2014 as compared to 0.55% for the year ended June 30, 2013.   Total average interest-bearing liabilities increased to $537.6 million for the year ended June 30, 2014 as compared to $509.2 million for the year ended June 30, 2013, an increase of $28.4 million, or 5.6%.

Interest expense paid on savings and money market accounts amounted to $939,000 for the year ended June 30, 2014 as compared to $1.1 million for the year ended June 30, 2013, a decrease of $193,000, or 17.0%. The rate paid on savings and money market accounts decreased 11 basis points to 0.37% for the year ended June 30, 2014 as compared to 0.48% for the year ended June 30, 2013.  The average balance of savings and money market accounts increased by $17.7 million to $253.6 million for the year ended June 30, 2014 as compared to $235.9 million for the year ended June 30, 2013.

Interest expense paid on NOW accounts amounted to $945,000 and $997,000 for the years ended June 30, 2014 and 2013, respectively.  The average balance of NOW accounts increased to $217.2 million for the year ended June 30, 2014 as compared to $199.4 million for the year ended June 30, 2013, an increase of $17.8 million.  The average rate paid on NOW accounts decreased six basis points to 0.44% for the year ended June 30, 2014 as compared to 0.50% for the year ended June 30, 2013.

Interest expense paid on certificates of deposit amounted to $338,000 for the year ended June 30, 2014 as compared to $489,000 for the year ended June 30, 2013, a decrease of $151,000.  The average rate paid on certificates of deposit decreased 10 basis points to 0.66% for the year ended June 30, 2014 as compared to 0.76% for the year ended June 30, 2013.  The average balance on certificates of deposit decreased to $51.5 million for the year ended June 30, 2014 as compared to $64.3 million for the year ended June 30, 2013.  Market interest rates have remained low through the year ended June 30, 2014 resulting in certificates of deposits to reprice at lower rates at maturity or shift to other non-maturity deposit products.

Interest expense on borrowings amounted to $165,000 for the year ended June 30, 2014 as compared to $199,000 for the year ended June 30, 2013, as the rate paid on such borrowings decreased 99 basis points to 1.08% from 2.07% for these same periods.  The average balance of borrowings increased $5.6 million to $15.2 million for the year ended June 30, 2014 as compared to $9.6 million for the year ended June 30, 2013.

Index
PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. The provision for loan losses amounted to $1.5 million and $1.7 million for the years ended June 30, 2014 and 2013, respectively.  The decrease in the provision when comparing the years ended June 30, 2014 and 2013 is the result of an improvement in the level of loan delinquencies.  Delinquencies decreased $2.0 million to $8.0 million at June 30, 2014 compared to $10.0 million at June 30, 2013.  The level of allowance for loan losses to total loans receivable decreased to 1.83% at June 30, 2014 compared to 1.92% at June 30, 2013.  Net charge-offs amounted to $1.1 million and $883,000 for the years ended June 30, 2014 and 2013, respectively, an increase of $238,000. Nonperforming loans amounted to $6.2 million at June 30, 2014 and $6.9 million at June 30, 2013. Nonperforming loans remain high compared to historical levels as a result of adverse changes in the economy and local unemployment, which have been compounded by the extended length of time required to complete foreclosures in New York State.  At June 30, 2014, nonperforming assets were 0.98% of total assets and nonperforming loans were 1.54% of net loans. We have not originated “no documentation” mortgage loans and our loan portfolio does not include any mortgage loans that we classify as sub-prime.

NONINTEREST INCOME

Noninterest income amounted to $5.3 million and $5.0 million for the year ended June 30, 2014 and 2013, respectively, an increase of $285,000.  The increase was primarily the result of higher fees earned on debit cards and through investment services. The company has continued to increase the number of checking accounts, which has resulted in the issuance of more debit cards to customers, and consequently a higher number of debit card transactions processed.

NONINTEREST EXPENSE

Noninterest expense increased $667,000 to $16.1 million for the year ended June 30, 2014 from $15.4 million for the year ended June 30, 2013. The increase was primarily due to an increase in salaries and employee benefits of $664,000 resulting from expenses recognized for the Company’s phantom stock option plan as well as various other employee benefits, which was partially offset by a decrease of $137,000 associated with medical benefits. The Company maintains a self-insured medical plan which fluctuates from period to period based on the level of medical claims incurred during the period.  The increase was also due to a $159,000 increase in legal and professional fees resulting from an increase in consulting services utilized during the year ended June 30, 2014. This increase was partially offset by a $128,000 decrease in service and data processing fees due to lower debit card processing fees resulting from the renegotiation of the contract between the Company and its vendor which provided for reduced fees during the year ended June 30, 2014.  It is expected that these fees will increase in subsequent periods as these incentives have expired. The increase was also partially offset by lower equipment and furniture expenses resulting from lower depreciation expense as older fixed assets have become fully depreciated.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 28.0% for the year ended June 30, 2014, compared to 29.6% for the year ended June 30, 2013.   The decrease in the effective tax rate for the year ended June 30, 2014 is related to benefits derived from the increase in income generated from the real estate investment trust and the purchase of tax exempt bonds and loans between the periods reported.

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

Greene County Bancorp, Inc.’s primary investing activities are the origination of residential one- to four-family and nonresidential mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $42.4 million and $35.2 million and purchases of securities totaled $39.0 million and $84.3 million for the years ended June 30, 2014 and 2013, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2014 and 2013, as Greene County Bancorp, Inc. originated loans for retention in its portfolio.

Index
Greene County Bancorp, Inc. experienced a net increase in total deposits of $31.2 million and $46.5 million for the years ended June 30, 2014 and 2013, respectively.  The level of interest rates and products offered by local competitors are some factors affecting deposit flows.  The Company continues to benefit from consolidation of other depository institutions within its market area and has successfully launched several marketing campaigns aimed at different segments of the market.

Greene County Bancorp, Inc. monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in overnight federal funds.  In the event Greene County Bancorp, Inc. requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During the year ended June 30, year 2014, The Bank of Greene County’s maximum borrowing from FHLB reached $43.7 million and the minimum amounted to $5.0 million.  The $17.7 million borrowing at June 30, 2014 consisted of $3.2 million in overnight borrowings, $14.5 million in term borrowings with maturities ranging between 2016 through 2020.  The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.

The Bank of Greene County’s unfunded loan commitments are as follows at June 30, 2014 and 2013:

(In thousands)	2014	2013
Nonresidential mortgage loan commitments	$8,757	$5,396
Residential mortgage loan commitments	2,380	6,171
Construction and land loan commitments	3,138	2,230
Unused portion of overdraft lines of credit	706	719
Unused portion of home equity lines of credit	8,159	7,703
Unused portion of commercial lines of credit	14,419	10,815
Commercial loan commitments	226	298
Total commitments	$37,785	$33,332

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit scheduled to mature in one year or less from June 30, 2014 totaled $34.8 million.  Based upon Greene County Bancorp, Inc.’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with Greene County Bancorp, Inc.

At June 30, 2014 and 2013, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 17. Regulatory Matters of this Report.  Shareholders’ equity represented 9.1% and 8.9% of total consolidated assets at June 30, 2014 and  2013, respectively.

Greene County Bancorp, Inc.’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on Greene County Bancorp, Inc.’s operating, financing, lending and investing activities during any given period.  At June 30, 2014, cash and cash equivalents totaled $13.8 million, or 2.0% of total assets.

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

Index
UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth a summary of selected financial data at and for the years ended June 30, 2014 and 2013 and quarter ends within those years.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

The year ended June 30, 2014
Loans receivable, net	$374,138	$387,083	$392,480		$399,309
Deposits	580,482	549,435	621,238		589,574

Interest income	5,826	5,951	5,954		6,057
Interest expense	578	582	600		627
Net interest income	5,248	5,369	5,354		5,430
Provisions of loan losses	313	508	288		391
Noninterest income	1,350	1,316	1,248		1,366
Noninterest expense	3,812	3,751	4,275		4,278
Income before provision for income taxes	2,473	2,426	2,039		2,127
Net income	1,754	1,725	1,496		1,553
Earnings per common share - Basic	0.42	0.41	0.35		0.37
Earnings per common share – Diluted	0.41	0.41	0.35		0.37

The year ended June 30, 2013
Loans receivable, net	$336,012	$347,547	$350,095	$	$ 359,426
Deposits	536,143	545,690	586,718		558,439

Interest income	6,131	6,107	5,985		5,837
Interest expense	739	737	681		660
Net interest income	5,392	5,370	5,304		5,177
Provisions of loan losses	444	541	331		430
Noninterest income	1,279	1,296	1,141		1,279
Noninterest expense	3,673	3,746	3,946		4,084
Income before provision for income taxes	2,554	2,379	2,168		1,942
Net income	1,764	1,669	1,537		1,401
Earnings per common share - Basic	0.42	0.40	0.37		0.33
Earnings per common share - Diluted	0.42	0.39	0.36		0.33

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Index
ITEM 8.	Financial Statements and Supplementary Data.

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

Greene County Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Michelle Plummer
Donald E. Gibson	Michelle Plummer, CPA
President and Chief Executive Officer	Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Greene County Bancorp, Inc.
Catskill, New York

We have audited the accompanying consolidated statement of financial condition of Greene County Bancorp, Inc. and Subsidiaries (“the Company”) as of June 30, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancorp, Inc. and Subsidiaries at June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

/s/ BDO USA, LLP

BDO USA, LLP
Harrisburg, Pennsylvania
September 26, 2014

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2014 and 2013
(In thousands, except share and per share amounts)

ASSETS	June 30, 2014	June 30, 2013
Cash and cash equivalents	$13,809	$6,222

Long term certificate of deposit	250	250
Securities available for sale, at fair value	56,151	69,644
Securities held to maturity, at amortized cost (fair value $181,932 at June 30, 2014; $177,660 at June 30, 2013)	181,946	176,519
Federal Home Loan Bank stock, at cost	1,561	1,388

Loans	405,841	365,839
Allowance for loan losses	(7,419)	(7,040)
Unearned origination fees and costs, net	887	627
Net loans receivable	399,309	359,426

Premises and equipment	14,307	14,349
Accrued interest receivable	2,710	2,663
Foreclosed real estate	473	296
Prepaid expenses and other assets	3,645	2,848
Total assets	$674,161	$633,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$67,446	$57,926
Interest bearing deposits	522,128	500,513
Total deposits	589,574	558,439

Borrowings from FHLB, short term	3,150	10,600
Borrowings from FHLB, long term	14,500	4,000
Accrued expenses and other liabilities	5,737	4,458
Total liabilities	612,961	577,497

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 12,000,000 shares; Issued - 4,305,670 shares Outstanding 4,213,757 shares at June 30, 2014, and 4,192,654 shares at June 30, 2013	431	431
Additional paid-in capital	11,208	11,168
Retained earnings	51,305	46,112
Accumulated other comprehensive loss	(1,050)	(750)
Treasury stock, at cost 91,913 shares at June 30, 2014, and 113,016 shares at June 30, 2013	(694)	(853)
Total shareholders’ equity	61,200	56,108
Total liabilities and shareholders’ equity	$674,161	$633,605

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2014 and 2013
(In thousands, except share and per share amounts)

	2014	2013
Interest income:
Loans	$18,521	$18,169
Investment securities - taxable	646	726
Mortgage-backed securities	2,544	3,434
Investment securities - tax exempt	2,037	1,689
Interest bearing deposits and federal funds sold	40	42
Total interest income	23,788	24,060

Interest expense:
Interest on deposits	2,222	2,618
Interest on borrowings	165	199
Total interest expense	2,387	2,817

Net interest income	21,401	21,243
Provision for loan losses	1,500	1,746
Net interest income after provision for loan losses	19,901	19,497

Noninterest income:
Service charges on deposit accounts	2,558	2,599
Debit card fees	1,565	1,369
Investment services	424	308
E-commerce fees	96	101
Net gain on sale of available-for-sale securities	-	10
Other operating income	637	608
Total noninterest income	5,280	4,995

Noninterest expense:
Salaries and employee benefits	9,281	8,617
Occupancy expense	1,322	1,249
Equipment and furniture expense	436	591
Service and data processing fees	1,452	1,580
Computer software, supplies and support	400	356
Advertising and promotion	278	369
FDIC insurance premiums	371	332
Legal and professional fees	822	663
Other	1,754	1,692
Total noninterest expense	16,116	15,449

Income before provision for income taxes	9,065	9,043
Provision for income taxes	2,537	2,672
Net income	$6,528	$6,371

Basic earnings per share	$1.55	$1.52
Basic average shares outstanding	4,205,945	4,187,340
Diluted earnings per share	$1.54	$1.51
Diluted average shares outstanding	4,241,256	4,223,499
Dividends per share	$0.70	$0.70

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2014 and 2013
(In thousands)

	2014	2013
Net Income	$6,528	$6,371
Other comprehensive (loss) income:
Unrealized holding losses on available for sale securities, net of income taxes of ($327) and ($526), respectively	(518)	(833)

Reclassification adjustment for gain on sale of securities realized in net income net of income taxes of $- and ($4) respectively(1)	-	(6)

Accretion of unrealized loss on securities transferred to held to maturity, net of income taxes of $175 and $13, respectively(2)	277	20

Pension actuarial loss, net of income taxes of ($37) and ($65)(3)	(59)	(104)

Total other comprehensive loss, net of taxes	(300)	(923)

Comprehensive income	$6,228	$5,448

(1)	Amounts are included in net gain on sale of available for sale securities on the Consolidated Statements of Income in total non-interest income.
(2)	The accretion of the unrealized holding losses in accumulated other comprehensive income (loss) at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.
(3)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost and are included in salaries and employee benefit expense within noninterest expense (see Note 9 for additional details).

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2014 and 2013
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2012	$431	$11,119	$41,869	$173	$(928)	$52,664
Options exercised		49			75	124
Dividends declared[1]			(2,128)			(2,128)
Net income			6,371			6,371
Other comprehensive loss, net of taxes				(923)		(923)

Balance at June 30, 2013	$431	$11,168	$46,112	$(750)	$(853)	$56,108
Options exercised		13			159	172
Tax benefit of stock based compensation		27				27
Dividends declared[1]			(1,335)			(1,335)
Net income			6,528			6,528
Other comprehensive loss, net of taxes				(300)		(300)
Balance at June 30, 2014	$431	$11,208	$51,305	$(1,050)	$(694)	$61,200

1 Dividends declared were $0.70 per share for the years ended June 30, 2014 and 2013. This is based on total number of shares outstanding.  However, Greene County Bancorp, MHC, the owner of 54.7% of the Company’s shares outstanding waived its right to receive dividends during the year ended June 30, 2014 and the six months ended June 30, 2013, but did not waive its right to receive dividends declared during the six months ended December 31, 2012.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.  The MHC may waive dividends for the 12 months subsequent to its latest approval which was obtained on February 19, 2014.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2014 and 2013
(In thousands)

	2014	2013
Cash flows from operating activities:
Net Income	$6,528	$6,371
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	617	737
Deferred income tax expense	18	324
Net amortization of premiums and discounts	1,815	1,569
Net amortization of deferred loan costs and fees	340	282
Provision for loan losses	1,500	1,746
Net gain on sale of available-for-sale securities	-	(10)
Loss (gain) on sale of foreclosed real estate	57	(7)
Excess tax benefit from share-based payment arrangements	(27)	-
Net decrease in accrued income taxes	(682)	(1,306)
Net (increase) decrease in accrued interest receivable	(47)	25
Net (increase) decrease in prepaids and other assets	(88)	1,096
Net increase (decrease) in other liabilities	1,354	(492)
Net cash provided by operating activities	11,385	10,335

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities	2,515	8,740
Proceeds from sale of securities	-	10
Purchases of securities	(7,341)	(10,387)
Principal payments on securities	5,862	17,415
Securities held to maturity:
Proceeds from maturities	29,069	23,755
Purchases of securities	(31,610)	(73,902)
Principal payments on securities	7,363	19,229
Net (purchase) redemption of Federal Home Loan Bank Stock	(173)	356
Purchase of long term certificate of deposit	-	(250)
Net increase in loans receivable	(42,388)	(35,178)
Proceeds from sale of foreclosed real estate	431	446
Purchases of premises and equipment	(575)	(187)
Net cash used in investing activities	(36,847)	(49,953)

Cash flows from financing activities
Net decrease in short-term FHLB advances	(7,450)	(3,400)
Proceeds from long-term FHLB advances	10,500	4,000
Repayment of long-term FHLB advances	-	(7,000)
Payment of cash dividends	(1,335)	(2,128)
Proceeds from issuance of stock options	172	124
Excess tax benefit from share-based payment arrangements	27	-
Net increase in deposits	31,135	46,502
Net cash provided by financing activities	33,049	38,098

Net increase (decrease) in cash and cash equivalents	7,587	(1,520)
Cash and cash equivalents at beginning of year	6,222	7,742
Cash and cash equivalents at end of year	$13,809	$6,222

Non-cash investing activities:
Foreclosed loans transferred to other real estate	$665	$475
Securities transferred from available for sale to held to maturity	11,735	-
Cash paid during period for:
Interest	$2,376	$2,845
Income taxes	$3,201	$3,654

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

Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries.  The Bank of Greene County has twelve full-service offices and an operations center located in its market area consisting of the Hudson Valley of New York.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and notes held by The Bank of Greene County are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.

Charter

Greene County Bancorp, Inc. and its parent mutual holding company (the “MHC”) are federally chartered and, effective July 2011, regulated and examined by the Federal Reserve Board.  The Bank of Greene County, the subsidiary of Greene County Bancorp, Inc., is also federally chartered and regulated and examined by the Office of the Comptroller of the Currency (the “OCC”).

Greene County Commercial Bank is a New York State-chartered financial institution, regulated and examined by the New York State Banking Department.  Greene Property Holdings, Ltd. is a New York corporation.

As a federally chartered savings bank, The Bank of Greene County must maintain at least 65% of its “portfolio assets” (total assets minus goodwill and other intangible assets, office property and specified liquid investments up to 20% of total assets) in certain “qualified thrift investments” (primarily loans to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, securities backed by or representing an interest in mortgages on domestic residential housing, and Federal Home Loan Bank stock) in at least 9 months out of every 12 month period.  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  At June 30, 2014 and 2013 and for the years then ended, The Bank of Greene County satisfied the requirement of the qualified thrift lender test.

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

Index
Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions, investments (with original maturity of three months or less), and overnight federal funds sold.  The amounts of interest-bearing deposits included as cash equivalents at June 30, 2014 and 2013 were $4.8 million and $809,000, respectively.

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

Allowance for Loan Losses

The allowance for loan losses is maintained by a provision for loan losses charged to expense, reduced by net charge-offs and increased by recoveries of loans previously charged off.  The level of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, payment status of the loan and economic conditions.  The Bank of Greene County considers smaller balance residential mortgages, home equity loans, nonresidential, business loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential, nonresidential mortgage and business loans are reviewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral, less estimated costs to sell.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

Index
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

Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock.  From time to time, Greene County Bancorp, Inc. may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to Greene County Bancorp, Inc.’s earnings per share, book value per share and general market and economic factors.  On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant of up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of June 30, 2014, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2014 or 2013.  The Company does not intend to repurchase any additional shares under this stock repurchase program. Common stock may also be acquired in order to have shares available for issuance under the Stock Option Plans.  See Note 10 to the consolidated financial statements, Stock-Based Compensation, for more information regarding these plans.  No repurchases of stock were made during the year ended June 30, 2014 or 2013.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the years ended June 30, 2014 or 2013.

Index
Advertising

Greene County Bancorp, Inc. follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $278,000 and $369,000 for the years ended June 30, 2014 and 2013, respectively.

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

Impact of Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment (ASU 2014-04) to its guidance on “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”.  This Update has been issued to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The adoption of these amendments is not expected to have an effect on our consolidated results of operations or financial position.

In May 2014, the FASB issued and amendment (ASU 2014-09) to is guidance on “Revenue from Contracts with Customers (Topic 606).  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective.  The amendments in this ASU are effective for public business entities for annual periods, beginning after December 15, 2016.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

Index
Note 2.  Balances at other banks

The Bank of Greene County is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The amount of this reserve requirement, included in cash and due from banks, was $1.2 million and $1.1 million at June 30, 2014 and 2013, respectively.

Note 3.  Securities

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2014, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

Securities at June 30, 2014 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$10,648	$250	$-	$10,898
State and political subdivisions	1,324	23	-	1,347
Mortgage-backed securities-residential	9,345	213	13	9,545
Mortgage-backed securities-multi-family	29,268	89	339	29,018
Asset-backed securities	15	-	2	13
Corporate debt securities	4,811	375	16	5,170
Total debt securities	55,411	950	370	55,991
Equity securities	62	98	-	160
Total securities available for sale	55,473	1,048	370	56,151
Securities held to maturity:
U.S. government sponsored enterprises	2,000	-	102	1,898
State and political subdivisions	91,634	787	204	92,217
Mortgage-backed securities-residential	22,785	1,150	-	23,935
Mortgage-backed securities-multi-family	64,605	759	2,381	62,983
Other securities	922	1	24	899
Total securities held to maturity	181,946	2,697	2,711	181,932
Total securities	$237,419	$3,745	$3,081	$238,083

Index
Securities at June 30, 2013 consisted of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available for sale:
U.S. government sponsored enterprises	$12,729	$260	$-	$12,989
State and political subdivisions	1,849	29	20	1,858
Mortgage-backed securities-residential	7,340	193	-	7,533
Mortgage-backed securities-multi-family	42,096	289	466	41,919
Asset-backed securities	17	-	1	16
Corporate debt securities	4,827	380	31	5,176
Total debt securities	68,858	1,151	518	69,491
Equity securities	68	85	-	153
Total securities available for sale	68,926	1,236	518	69,644
Securities held to maturity:
U.S. treasury securities	5,500	17	-	5,517
U.S. government sponsored enterprises	2,999	16	113	2,902
State and political subdivisions	82,801	362	755	82,408
Mortgage-backed securities-residential	29,077	1,515	9	30,583
Mortgage-backed securities-multi-family	55,086	1,236	1,093	55,229
Other securities	1,056	-	35	1,021
Total securities held to maturity	176,519	3,146	2,005	177,660
Total securities	$245,445	$4,382	$2,523	$247,304

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014.

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities-residential	$4,302	$13	$-	$-	$4,302	$13
Mortgage-backed securities-multi-family	4,448	5	19,404	334	23,852	339
Asset-backed securities	-	-	13	2	13	2
Corporate debt securities	767	16	-	-	767	16
Total securities available for sale	9,517	34	19,417	336	28,934	370
Securities held to maturity:
U.S. government sponsored enterprises	1,898	102	-	-	1,898	102
State and political subdivisions	6,693	175	1,815	29	8,508	204
Mortgage-backed securities-multi-family	26,522	1,617	15,440	764	41,962	2,381
Other securities	130	2	401	22	531	24
Total securities held to maturity	35,243	1,896	17,656	815	52,899	2,711
Total securities	$44,760	$1,930	$37,073	$1,151	$81,833	$3,081

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

At June 30, 2014, there were 51 securities which have been in a continuous unrealized loss position for less than 12 months, consisting of 15 mortgage-backed securities, 33 state and political subdivisions, one corporate debt security, one U.S. government sponsored enterprise, and one other security. Also at June 30, 2014, there were 27 securities with a continuous unrealized loss position of more than 12 months, consisting of 13 mortgage-backed securities, 11 state and political subdivisions, one asset-backed security, and two other securities.  Management evaluated these securities considering the factors as outlined in Note 1 of these consolidated financial statements, and based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

During the year ended June 30, 2014, $11.7 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $805,000.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.

The following table presents realized gains and losses on securities for the years ended June 30, 2014 and 2013:

(In thousands)	2014	2013
Gross realized gains on sale of available-for-sale securities	$-	$10
Other-than-temporary impairment losses	-	-
Net realized gains (losses)	$-	$10

Index
The estimated fair values of debt securities at June 30, 2014, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$3,265	$3,280
After one year through five years	8,891	9,312
After five years through ten years	4,627	4,823
After ten years	-	-
Total available for sale debt securities	16,783	17,415
Mortgage-backed and asset-backed securities	38,628	38,576
Equity securities	62	160
Total available for sale securities	55,473	56,151

Held to maturity debt securities
Within one year	29,835	29,879
After one year through five years	38,047	38,564
After five years through ten years	19,286	19,254
After ten years	7,388	7,317
Total held to maturity debt securities	94,556	95,014
Mortgage-backed	87,390	86,918
Total held to maturity securities	181,946	181,932
Total securities	$237,419	$238,083

As of June 30, 2014 and 2013, respectively, securities with an aggregate fair value of $210.0 million and $200.9 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of June 30, 2014 and 2013, securities with an aggregate fair value of $5.2 million were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the years ended June 30, 2014 or 2013.

Note 4.  Loans

Loan segments and classes at June 30, 2014 and 2013 are summarized as follows:

	At June 30,
(In thousands)	2014	2013
Real estate mortgages:
Residential	$227,373	$212,526
Nonresidential	114,066	91,482
Construction and land	4,563	6,214
Multifamily	4,059	5,511
Total real estate mortgages	350,061	315,733
Home equity loans	20,578	20,371
Consumer installment	4,208	4,078
Commercial loans	30,994	25,657
Total gross loans	405,841	365,839
Allowance for loan losses	(7,419)	(7,040)
Deferred fees and costs	887	627
Total net loans	$399,309	$359,426

At June 30, 2014 and 2013, loans to officers and directors were immaterial as a percentage of our loan portfolio.

Index
Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk. Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans considered being of lesser quality.  Such ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a full loss reserve and/or charge-off is not warranted. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”   Management also maintains a listing of loans designated “Watch.” These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk.

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

The Bank of Greene County’s primary lending activity is the origination of residential mortgage loans, including home equity loans, which are collateralized by residences.   Generally, residential mortgage loans are made in amounts up to 89.9% of the appraised value of the property.  However, The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  In the event of default by the borrower, The Bank of Greene County will acquire and liquidate the underlying collateral. By originating the loan at a loan-to-value ratio of 89.9% or less or obtaining private mortgage insurance, The Bank of Greene County limits its risk of loss in the event of default.  However, the market values of the collateral may be adversely impacted by declines in the economy.  Home equity loans may have an additional inherent risk if The Bank of Greene County does not hold the first mortgage.  The Bank of Greene County may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

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

Index
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

Loan balances by internal credit quality indicator as of June 30, 2014 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$223,772	$221	$99	$3,281	$227,373
Nonresidential mortgage	109,281	-	1,789	2,996	114,066
Residential construction and land	3,005	-	-	-	3,005
Commercial construction	1,558	-	-	-	1,558
Multi-family	3,946	-	-	113	4,059
Home equity	20,239	-	-	339	20,578
Consumer installment	4,208	-	-	-	4,208
Commercial loans	29,686	-	385	923	30,994
Total gross loans	$395,695	$221	$2,273	$7,652	$405,841

Loan balances by internal credit quality indicator as of June 30, 2013 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$207,606	$294	$302	$4,324	$212,526
Nonresidential mortgage	87,509	-	2,197	1,776	91,482
Residential construction and land	2,691	-	-	-	2,691
Commercial construction	2,466	-	-	1,057	3,523
Multi-family	4,785	-	-	726	5,511
Home equity	20,099	221	23	28	20,371
Consumer installment	4,073	5	-	-	4,078
Commercial loans	24,454	-	516	687	25,657
Total gross loans	$353,683	$520	$3,038	$8,598	$365,839

The Company had no loans classified Doubtful or Loss at June 30, 2014 or 2013.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.    A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at June 30, 2014 and 2013.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has remained historically high over the past several years.  These high levels have been the result of adverse changes within the economy and increases in local unemployment.   These levels are also due in part to the extended length of time required to meet all of the legal requirements mandated by New York state law prior to a foreclosure sale, which may be in excess of two years. Loans on nonaccrual status totaled $5.9 million at June 30, 2014 of which $3.0 million were in the process of foreclosure.  Included in nonaccrual loans were $922,000 of loans which were less than 90 days past due at June 30, 2014, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $925,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $6.3 million at June 30, 2013 of which $4.9 million were in the process of foreclosure.  Included in nonaccrual loans, $781,000 were less than 90 days past due at June 30, 2013, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2014:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$1,047	$290	$1,938	$3,275	$224,098	$227,373	$2,473
Nonresidential mortgage	-	504	2,688	3,192	110,874	114,066	2,775
Residential construction and land	-	-	-	-	3,005	3,005	-
Commercial construction	-	-	-	-	1,558	1,558	-
Multi-family	-	-	-	-	4,059	4,059	-
Home equity	260	-	339	599	19,979	20,578	339
Consumer installment	51	-	-	51	4,157	4,208	-
Commercial loans	509	123	278	910	30,084	30,994	312
Total gross loans	$1,867	$917	$5,243	$8,027	$397,814	$405,841	$5,899

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2013:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$1,255	$165	$3,875	$5,295	$207,231	$212,526	$3,599
Nonresidential mortgage	215	978	1,655	2,848	88,634	91,482	2,018
Residential construction and land	38	-	-	38	2,653	2,691	-
Commercial construction	-	-	-	-	3,523	3,523	-
Multi-family	144	-	463	607	4,904	5,511	463
Home equity	269	221	28	518	19,853	20,371	51
Consumer installment	34	5	-	39	4,039	4,078	-
Commercial loans	530	78	82	690	24,967	25,657	195
Total gross loans	$2,485	$1,447	$6,103	$10,035	$355,804	$365,839	$6,326

The Bank of Greene County had accruing loans delinquent 90 days or more as of June 30, 2014 totaling $266,000 and had accruing loans delinquent more than 90 days as of June 30, 2013 totaling $559,000.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loan current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2014	2013
Interest income that would have been recorded if loans had been performing in accordance with original terms	$352	$433
Interest income that was recorded on nonaccrual loans	128	158

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2014			For the year ended June 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$206	$206	$-	$330	$14
Nonresidential mortgage	461	461	-	518	29
Home equity	96	96	-	24	3
	763	763	-	872	46
With an allowance recorded:
Residential mortgage	2,700	2,790	441	2,978	64
Nonresidential mortgage	2,572	2,959	338	2,346	63
Commercial construction	-	-	-	350	17
Multi-family	-	-	-	193	-
Home equity	200	200	87	150	-
Commercial loans	603	603	3	606	39
	6,075	6,552	869	6,623	183

Residential mortgage	2,906	2,996	441	3,308	78
Nonresidential mortgage	3,033	3,420	338	2,864	92
Commercial construction	-	-	-	350	17
Multi-family	-	-	-	193	-
Home equity	296	296	87	174	3
Commercial loans	603	603	3	606	39
	$6,838	$7,315	$869	$7,495	$229

Index
	As of June 30, 2013			For the year ended June 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$852	$852	$-	$272	$14
Nonresidential mortgage	783	783	-	1,146	66
Commercial loans	-	-	-	81	17
	1,635	1,635	-	1,499	97
With an allowance recorded:
Residential mortgage	2,582	2,632	520	2,604	77
Nonresidential mortgage	1,339	1,339	305	1,182	33
Commercial construction	1,057	1,057	331	1,066	50
Multi-family	463	463	16	850	26
Home equity	-	-	-	193	4
Commercial loans	610	610	7	575	37
	6,051	6,101	1,179	6,470	227

Residential mortgage	3,434	3,484	520	2,876	91
Nonresidential mortgage	2,122	2,122	305	2,328	99
Commercial construction	1,057	1,057	331	1,066	50
Multi-family	463	463	16	850	26
Home equity	-	-	-	193	4
Commercial loans	610	610	7	656	54
	$7,686	$7,736	$1,179	$7,969	$324

The table below details loans that have been modified as a troubled debt restructuring during the year ended June 30, 2014.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Residential mortgage	3	$575	$575	$566
Nonresidential mortgage	5	1,789	1,848	1,589

These loans have been classified as troubled debt restructurings due to concessions granted to the debtors that The Bank of Greene County would not otherwise consider as a result of financial difficulties of the borrowers.  For these loans, concessions consisted of any combination of the following: additional funds were advanced, the interest rate was reduced and/or the term extended.   At June 30, 2014, two of the eight loans were returned to accrual status but the remaining loans modified during the period as a troubled debt restructuring are currently included in non-accrual loans.  If the borrower performs under the terms of the modification, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, these loans will be returned to accrual status.   These loans identified as a troubled debt restructuring have been evaluated for impairment and the impact to the allowance for loan loss was immaterial.

The table below details loans that have been modified as a troubled debt restructuring during the year ended June 30, 2013.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Residential mortgage	4	$836	$742	$739
Nonresidential mortgage	2	625	657	657

Index
The table below details loans that have been modified as troubled debt restructurings during the previous twelve months which have subsequently defaulted during the year ended June 30, 2014:

(Dollars in thousands)	Number of Contracts	Recorded Investment	Allowance for Loan Loss
Residential mortgage	2	$284	$65
Nonresidential mortgage	2	894	192

The Company had no loans that had been modified as troubled debt restructurings during the twelve months prior to June 30, 2013 which had subsequently defaulted during the year ended June 30, 2013.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The Bank of Greene County considers smaller balance residential mortgages, home equity loans, commercial loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential, commercial mortgage and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.   For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated.

The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated.  The allowance is allocated to each loan category based on historical loss experience, current economic conditions, and other considerations.

	Activity for the year ended June 30, 2014
(In thousands)	Balance June 30, 2013	Charge-offs	Recoveries	Provision	Balance June 30, 2014
Residential mortgage	$2,627	$420	$10	$514	$2,731
Nonresidential mortgage	2,476	309	-	769	2,936
Residential construction and land	37	-	-	5	42
Commercial construction	392	-	-	(354)	38
Multi-family	139	24	7	(63)	59
Home equity	275	44	-	130	361
Consumer installment	222	215	75	158	240
Commercial loans	809	205	4	203	811
Unallocated	63	-	-	138	201
Total	$7,040	$1,217	$96	$1,500	$7,419

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2014 Impairment Analysis		Ending Balance June 30, 2014 Impairment Analysis
(In thousands)	Individual Evaluated	Collectively Evaluated	Individual Evaluated	Collectively Evaluated
Residential mortgage	$441	$2,290	$2,906	$224,467
Nonresidential mortgage	338	2,598	3,033	111,033
Residential construction and land	-	42	-	3,005
Commercial construction	-	38	-	1,558
Multi-family	-	59	-	4,059
Home equity	87	274	296	20,282
Consumer installment	-	240	-	4,208
Commercial loans	3	808	603	30,391
Unallocated	-	201	-	-
Total	$869	$6,550	$6,838	$399,003

	Activity for the year ended June 30, 2013
(In thousands)	Balance June 30, 2012	Charge-offs	Recoveries	Provision	Balance June 30, 2013
Residential mortgage	$2,163	$421	$-	$885	$2,627
Nonresidential mortgage	2,076	233	-	633	2,476
Residential construction and land	19	-	-	18	37
Commercial construction	407	-	-	(15)	392
Multi-family	337	-	-	(198)	139
Home equity	187	-	-	88	275
Consumer installment	207	246	88	173	222
Commercial loans	645	71	-	235	809
Unallocated	136	-	-	(73)	63
Total	$6,177	$971	$88	$1,746	$7,040

	Allowance for Loan Loss		Loans Receivable
	Ending Balance June 30, 2013 Impairment Analysis		Ending Balance June 30, 2013 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$520	$2,107	$3,434	$209,092
Nonresidential mortgage	305	2,171	2,122	89,360
Residential construction & land	-	37	-	2,691
Commercial construction	331	61	1,057	2,466
Multi-family	16	123	463	5,048
Home equity	-	275	-	20,371
Consumer installment	-	222	-	4,078
Commercial loans	7	802	610	25,047
Unallocated	-	63	-	-
Total	$1,179	$5,861	$7,686	$358,153

Index
Note 5.  Premises and Equipment

A summary of premises and equipment at June 30, 2014 and 2013, is as follows:

(In thousands)	2014	2013
Land	$2,883	$2,883
Building and improvements	15,411	14,888
Furniture and equipment	3,572	6,741
Less: accumulated depreciation	(7,559)	(10,163)
Total premises and equipment	$14,307	$14,349

Note 6.  Deposits

Major classifications of deposits at June 30, 2014 and 2013 are summarized as follows:

(In thousands)	2014	2013
Noninterest bearing deposits	$67,446	$57,926
Certificates of deposit	48,900	56,181
Savings deposits	165,227	160,004
Money market deposits	87,363	85,685
NOW deposits	220,638	198,643
Total deposits	$589,574	$558,439

Advance payments by borrowers for taxes and insurance totaling $5,495,000 and $5,048,000 at June 30, 2014 and 2013, respectively, are included in savings deposits.

Related party deposits are not material.

The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2014.

	3 months	3 to 6	7 to 12	Over 12
(In thousands)	or less	Months	Months	Months	Total
Certificates of deposit less than $100,000	$10,363	$7,288	$5,908	$8,972	$32,531
Certificates of deposit $100,000 or more	5,429	1,831	4,025	5,084	16,369
Total certificates of deposit	$15,792	$9,119	$9,933	$14,056	$48,900

Scheduled maturities of certificates of deposit at June 30, 2014 were as follows:

(In thousands)
The year ended June 30, year end
2015	$34,844
2016	6,136
2017	3,222
2018	553
2019	4,145
$48,900

Note 7.  Borrowings

During the year ended June 30, 2014, the Company entered into an Irrevocable Letter of Credit Reimbursement Agreement with the Federal Home Loan Bank (“FHLB”), whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.   At June 30, 2014, The Bank of Greene County had pledged approximately $206.1 million of its residential mortgage portfolio as collateral for borrowing and stand-by letters of credit at the FHLB.   The maximum amount of funding available from the FHLB was $165.9 million at June 30, 2014, of which $17.7 million in borrowings and $200,000 in stand-by letters of credit were outstanding at June 30, 2014.  There were $3.2 million in short term borrowings outstanding at June 30, 2014.   Interest rates on short term borrowings are determined at the time of borrowing.  The remaining $14.5 million consisted of long-term fixed rate, fixed term advances with a weighted average rate of 1.45% and a weighted average maturity of 48 months.  The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates.

Index
The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2014, approximately $5.2 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at June 30, 2014 or 2013.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At June 30, 2014 and 2013 there were no balances outstanding on either of these lines of credit, and there was no activity during the years ended June 30, 2014 and 2013.

Scheduled maturities of long-term borrowings at June 30, 2014 were as follows:

(In thousands)
The year ended June 30,
2015	$-
2016	-
2017	2,500
2018	4,500
2019	5,500
Due after 2019	2,000
$14,500

Note 8.  Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive loss as of June 30, 2014 and 2013, respectively, are presented in the following table:

(In thousands)	June 30, 2014	June 30, 2013
Unrealized gains on available for sale securities, net of tax	$416	$441
Unrealized loss on securities transferred to held to maturity, net of tax	(231)	(15)
Net losses and past service liability for defined benefit plan, net of tax	(1,235)	(1,176)
Accumulated other comprehensive loss	$(1,050)	$(750)

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

Index
Information regarding the single-employer defined benefit pension plan at June 30, 2014 and 2013 is as follows:

(In thousands)
Change in projected benefit obligation:	2014	2013
Benefit obligation at beginning of period	$4,971	$4,597
Interest cost	223	176
Actuarial loss	297	304
Benefits paid	(180)	(106)
Benefit obligation at June 30	5,311	4,971

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	4,637	2,983
Actual return on plan assets	430	260
Employer contributions	-	1,500
Benefits paid	(180)	(106)
Fair value of plan assets at June 30	$4,887	$4,637
Underfunded status at June 30 included in other liabilities	$424	$334

The Company does not anticipate that it will make any contributions during the year ended June 30, 2015.

The components of net periodic pension costs related to the defined benefit pension plan for the years ended June 30, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Interest cost	$223	$176
Expected return on plan assets	(318)	(201)
Amortization of net loss	89	76
Net periodic pension (income) cost	$(6)	$51

The accumulated benefit obligation for the pension plan was $5.3 million and $5.0 million at June 30, 2014 and 2013, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive loss during the years ended June 30, 2014 and 2013 consisted of the following:

(In thousands)	2014	2013
Actuarial loss on plan assets and benefit obligations	$96	$169
Deferred tax benefit	37	65
Net change in plan assets and benefit obligations recognized in other comprehensive income	$59	$104

Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2014 and 2013 are as follows:

(In thousands)
Other liabilities:	2014	2013
Projected benefit obligation in excess of fair value of pension plan	$424	$334

Accumulated other comprehensive income, net of taxes:
Net losses and past service liability	$(1,235)	$(1,176)

Index
The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2014	2013
Discount rate	4.22%	4.57%
Net periodic pension expense:
Amortization period, in years	15	16
Discount rate	4.57%	3.93%
Expected long-term rate of return on plan assets	7.00%	7.00%

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

The weighted average asset allocation and fair value of our funded pension plan at June 30, 2014 and 2013 was as follows:

(Dollars in thousands)	2014		2013
	Fair Value		Fair Value
Money market accounts	$15	0.3%	$15	0.3%
Mutual funds	4,872	99.7%	4,622	99.7%
Total plan assets	$4,887	100.0%	$4,637	100.0%

The fair value of assets within the pension plan was determined utilizing a quoted price in active markets at the measurement date. As such, these assets are classified as Level 1 within the “Fair Value Measurement” hierarchy.

The target allocation for investment in mutual funds is 80% consisting of short-term and intermediate-term fixed income bond funds and 20% large cap value funds.  This allocation is consistent with our goal of preserving capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.  Asset rebalancing is performed on a quarterly basis, with adjustments made when the investment mix varies by more than 5% from the target.

The amortization of accumulated other comprehensive income associated with the single employer defined benefit pension plan for the year ended June 30, 2015 is expected to be nominal.

Expected benefit payments under the pension plan over the next ten years at June 30, 2014 are as follows:

(In thousands)
2015	$189
2016	188
2017	220
2018	219
2019	234
2020-2024	1,233

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 50% of their total compensation on a pre-tax basis.    The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  Company contributions associated with the contribution plan amounted to $215,000 and $210,000 in the years ended June 30, 2014 and 2013, respectively.

ESOP

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participant’s benefits become fully vested after three years of service.  During the years ended June 30, 2014 and 2013, the Board of Directors authorized the payment of $84,000 and $84,000 respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2014 and 2013, respectively.   ESOP expense was $84,000 for the years ended June 30, 2014 and 2013.  There were no unearned shares at June 30, 2014 or 2013.

Index
SERP

On June 21, 2010, the Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan benefits certain key senior executives of the Bank who are selected by the Board to participate.

The SERP Plan is intended to provide a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”). Accordingly, the SERP Plan obligates the Bank to make an allocation to each executive’s account on the first business day of each July and permits each executive to defer up to 50% of his or her base salary and 100% of his or her annual bonus to the SERP Plan, subject to the requirements of Section 409A of the Internal Revenue Code (“Code”). In addition, the Bank may, but is not required to, make additional discretionary contributions to the executives’ accounts from time to time. An executive becomes vested in the Bank’s contributions after 10 calendar years of service following the effective date of the SERP Plan, and is fully vested immediately for all deferral of salary and bonus. However, the Executive will vest in the present value of his or her account in the event of death, disability or a change in control of the Bank or the Company. In the event the executive is terminated involuntarily or resigns for good reason following a change in control, the present value of all remaining Bank contributions is accelerated and paid to the executive’s account, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within two years after a change in control, executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable. In the event the executive is entitled to a benefit from the SERP Plan due to retirement or other termination of employment, the benefit will be paid in 10 annual installments.

The net periodic pension costs related to the SERP for the years ended June 30, 2014 and 2013 were $167,000, and $98,000, respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $899,000 and $595,200 as of June 30, 2014 and June 30, 2013, respectively.

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

A summary of the Company’s stock option activity and related information for its option plans for the years ended June 30, 2014 and 2013 is as follows:

	2014		2013
		Weighted Average		Weighted Average
		Exercise		Exercise
		Price		Price
	Options	Per Share	Options	Per Share
Outstanding at beginning of year	87,400	$12.50	103,700	$12.50
Exercised	(27,965)	$12.50	(16,300)	$12.50
Outstanding at period end	59,435	$12.50	87,400	$12.50

Exercisable at period end	59,435	$12.50	87,400	$12.50

Index
The following table presents stock options outstanding and exercisable at June 30, 2014:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 12.50	59,435	4.25	$12.50

The Company recognized $19,000 in compensation costs and related income tax benefit of $6,000 related to the 2008 Option Plan for the year ended June 30, 2013.  At June 30, 2014 and 2013, all outstanding shares were fully vested, with no remaining compensation cost to be recognized. There were no stock options granted during the years ended June 30, 2014 or 2013.  The total intrinsic value of the options exercised during the year ended June 30, 2014 was approximately $378,000.  The total intrinsic value of the options exercised during the year ended June 30, 2013 was approximately $126,000

Phantom Stock Option Plan and Long-term Incentive Plan

Greene County Bancorp, Inc. (the “Company”) entered into the Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-Term Incentive Plan (the “Plan”), to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A total of 900,000 phantom stock options are available for awards under the Plan.  A phantom stock option represents the right to receive a cash payment on the date the award vests in the participant equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  During the years ended June 30, 2014 and 2013, phantom stock options totaling 236,308 and 243,473, respectively, were awarded under the Plan.  During the year ended June 30, 2014, 6,840 options were forfeited, and 26,506 options vested early and were paid in cash due to the death of the grantee.  At June 30, 2014, 216,540 options, with a value of $714,500 fully vested and will be paid in cash during the first quarter of the year ended June 30, 2015.  The Company recognized $786,800 and $147,300 in compensation costs related to the Plan during the years ended June 30, 2014 and 2013, respectively.  The total liability for the long-term incentive plan was $1.2 million and $396,000 at June 30, 2014 and 2013, respectively.

Note 11.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2014 and 2013.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Year ended June 30, 2014	$6,528,000
Basic		4,205,945	$1.55
Effect of dilutive stock options		35,311	(0.01)
Diluted		4,241,256	$1.54

Year ended June 30, 2013	$6,371,000
Basic		4,187,340	$1.52
Effect of dilutive stock options		36,159	(0.01)
Diluted		4,223,499	$1.51

Index
Note 12.  Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2014 and 2013:

(In thousands)	2014	2013
Current expense:
Federal	$2,246	$2,070
State	273	278
Total current expense	2,519	2,348
Deferred expense	18	324
Total provision for income taxes	$2,537	$2,672

The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2014 and 2013:

	2014	2013
Tax based on federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	1.02	1.04
Tax-exempt income	(7.97)	(6.65)
Other, net	0.94	1.16
Total income tax expense	27.99%	29.55%

The components of the deferred tax assets and liabilities at June 30 were as follows:

(In thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$2,870	$2,724
Pension benefits	164	129
Other	653	553
Total deferred tax assets	3,687	3,406

Deferred tax liabilities:
Depreciation	1,405	1,470
Loan costs	634	514
Real estate investment trust income	1,614	1,406
Unrealized gains on securities	116	269
Total deferred tax liabilities	3,769	3,659
Net deferred tax liability included in other liabilities	$(82)	$(253)

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

Index
The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.

As of June 30, 2014 and 2013, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months.  As of June 30, 2014, tax years ended June 30, 2011 through June 30, 2013, remain open and are subject to Federal and State taxing authority examination.

Note 13.  Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

The Bank of Greene County’s unfunded loan commitments are as follows at June 30, 2014 and 2013:

(In thousands)	2014	2013
Nonresidential mortgage loan commitments	$8,757	$5,396
Residential mortgage loan commitments	2,380	6,171
Construction and land loan commitments	3,138	2,230
Unused portion of overdraft lines of credit	706	719
Unused portion of home equity lines of credit	8,159	7,703
Unused portion of commercial lines of credit	14,419	10,815
Commercial loan commitments	226	298
Total commitments	$37,785	$33,332

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

Note 14. Operating Leases

The Bank of Greene County has non-cancelable lease commitments for three branch locations.  These leases include obligations for real estate taxes, insurance and maintenance expenses.  Total lease expense was $69,000 for the years ended June 30, 2014 and 2013, respectively.   Minimum non-cancelable lease commitments for future years ending June 30 are as follows:

(In thousands)	Annual Lease Payments
The year ended June 30,
2015	$70
2016	64
2017	26
Thereafter	-
Total payments	$160

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

Index
Note 16.  Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2014 and 2013 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$10,898	$-	$10,898	$-
State and political subdivisions	1,347	-	1,347	-
Mortgage-backed securities-residential	9,545	-	9,545	-
Mortgage-backed securities-multi-family	29,018	-	29,018	-
Asset-backed securities	13	13	-	-
Corporate debt securities	5,170	5,170	-	-
Equity securities	160	160	-	-
Securities available for sale	$56,151	$5,343	$50,808	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,989	$-	$12,989	$-
State and political subdivisions	1,858	-	1,858	-
Mortgage-backed securities-residential	7,533	-	7,533	-
Mortgage-backed securities-multi-family	41,919	-	41,919	-
Asset-backed securities	16	16	-	-
Corporate debt securities	5,176	5,176	-	-
Equity securities	153	153	-	-
Securities available for sale	$69,644	$5,345	$64,299	$-

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

		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Impaired loans	$3,527	$-	$-	$3,527
Foreclosed real estate	382	-	-	382

June 30, 2013
Impaired loans	$5,460	$-	$-	$5,460

Index
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
June 30, 2014
Impaired loans	$3,527	Appraisal of collateral (1)	Appraisal adjustments (2)	0.00%-38.8%	15.26%
			Liquidation expenses (3)	0.00%-9.2%	3.82%
Foreclosed real estate	382	Appraisal of collateral (1)	Appraisal adjustments (2)	9.30%-19.0%	12.18%
			Liquidation expenses (3)	6.00%-10.8%	7.95%
June 30, 2013
Impaired loans	$5,460	Appraisal of collateral (1)	Appraisal adjustments (2)	4.00%-41.7%	23.98%
			Liquidation expenses (3)	3.49%-9.5%	5.86%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)	Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received or age of the appraisal.
(3)	Appraisals may be adjusted downwards by management for qualitative factors such as the estimated costs to liquidate the collateral.

At June 30, 2014, loans subject to nonrecurring fair value measurement had a recorded investment of $4.2 million with related allowances of $721,000, and consisted of fourteen residential mortgage loans, six nonresidential mortgage loans, one multifamily loans, two home equity and two commercial loans.  At June 30, 2013, loans subject to nonrecurring fair value measurement had a recorded investment of $6.6 million with related allowances of $1.2 million, and consisted of thirteen residential mortgage loans, six nonresidential mortgage loans, two multifamily loans, two commercial construction and two commercial loans. Foreclosed real estate subject to nonrecurring fair value measurement consisted of four residential properties. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2014 and 2013, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	June 30, 2014		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$13,809	$13,809	$13,809	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	56,151	56,151	5,343	50,808	-
Securities held to maturity	181,946	181,932	-	181,932	-
Federal Home Loan Bank stock	1,561	1,561	-	1,561	-
Net loans	399,309	406,718	-	-	406,718
Accrued interest receivable	2,710	2,710	-	2,710	-
Deposits	589,574	589,681	-	589,681	-
Federal Home Loan Bank borrowings	17,650	17,465	-	17,465	-
Accrued interest payable	66	66	-	66	-

(In thousands)	June 30, 2013		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,222	$6,222	$6,222	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	69,644	69,644	5,345	64,299	-
Securities held to maturity	176,519	177,660	-	177,660	-
Federal Home Loan Bank stock	1,388	1,388	-	1,388	-
Net loans	359,426	367,377	-	-	367,377
Accrued interest receivable	2,663	2,663	-	2,663	-
Deposits	558,439	558,517	-	558,517	-
Federal Home Loan Bank borrowings	14,600	14,378	-	14,378	-
Accrued interest payable	55	55	-	55	-

Note 17.  Regulatory Matters

The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Commercial Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  As of June 30, 2014, the most recent notification from regulators categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets (as defined by regulations), of Tier 1 capital to assets (as defined), and of tangible capital to tangible assets (as defined).  Management believes, as of June 30, 2014, that The Bank of Greene County and Greene County Commercial Bank meet all capital adequacy requirements to which they are subject.

Index
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2014:

Total risk-based capital	$63,918	18.5%	$27,600	8.0%	$34,499	10.0%
Tier 1 risk-based capital	59,523	17.3	13,800	4.0	20,700	6.0
Tier 1 leverage ratio	59,523	8.8	20,257	3.0	33,761	5.0

As of June 30, 2013:

Total risk-based capital	$58,892	18.5%	$25,424	8.0%	$31,780	10.0%
Tier 1 risk-based capital	54,843	17.3	12,712	4.0	19,068	6.0
Tier 1 leverage ratio	54,843	8.6	19,050	3.0	31,751	5.0

Greene County Commercial Bank

As of June 30, 2014:

Total risk-based capital	$17,211	40.6%	$3,388	8.0%	$4,236	10.0%
Tier 1 risk-based capital	17,211	40.6	1,694	4.0	2,541	6.0
Tier 1 leverage ratio	17,211	8.2	8,369	4.0	10,461	5.0

As of June 30, 2013:

Total risk-based capital	$15,256	39.5%	$3,091	8.0%	$3,864	10.0%
Tier 1 risk-based capital	15,256	39.5	1,546	4.0	2,318	6.0
Tier 1 leverage ratio	15,256	7.7	7,912	4.0	9,890	5.0

Note 18.  Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. as of and for the years ended June 30, 2014 and 2013.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
As of June 30, 2014 and 2013
(In thousands)

ASSETS	2014	2013
Cash and cash equivalents	$2,817	$2,114
Investment in subsidiaries	58,419	54,038
Prepaid expenses and other assets	16	16
Total assets	$61,252	$56,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$52	$60
Total shareholders’ equity	61,200	56,108
Total liabilities and shareholders’ equity	$61,252	$56,168

Index
Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2014 and 2013
 (In thousands)

	2014	2013
INCOME:
Equity in undistributed net income of subsidiaries	$4,682	$6,501
Dividend distributed by subsidiary	2,004	4
Interest earning deposits	7	12
Total income	$6,693	$6,517

OPERATING EXPENSES:
Legal fees	62	46
Other	103	100
Total operating expenses	165	146
Net income	$6,528	$6,371

Greene County Bancorp, Inc.
Condensed Statements of Comprehensive Income
For the Years Ended June 30, 2014 and 2013
 (In thousands)

	2014	2013
Net Income	$6,528	$6,371
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities, net of income taxes of ($327) and ($526), respectively	(518)	(833)

Reclassification adjustment for gain on sale of securities realized in net income net of income taxes of $- and ($4) respectively(1)	-	(6)

Accretion of unrealized loss on securities transferred to held to maturity, net of income taxes of $175 and $13, respectively(2)	277	20

Pension actuarial loss, net of income taxes of ($37) and ($65)(3)	(59)	(104)

Total other comprehensive loss, net of taxes	(300)	(923)

Comprehensive income	$6,228	$5,448

(1)	Amounts are included in net gain on sale of available for sale securities on the Consolidated Statements of Income in total non-interest income.
(2)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.
(3)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost and are included in salaries and employee benefit expense within noninterest expense (see Note 9 for additional details).

Index
Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2014 and 2013
(In thousands)

Cash flow from operating activities:	2014	2013
Net Income	$6,528	$6,371

Adjustments to reconcile net income to cash provided by (used by) operating activities:
Undistributed earnings of subsidiaries	(4,682)	(6,501)
Tax benefit of stock based compensation	(28)	-
Net increase in prepaid expenses and other assets	-	(2)
Net increase in total liabilities	20	3
Net cash provided by (used by) operating activities	1,838	(129)

Cash flows from financing activities:
Payment of cash dividends	(1,335)	(2,128)
Proceeds from exercise of stock options	172	124
Excess tax benefit from share-based payment arrangements	28	-
Net cash used in financing activities	(1,135)	(2,004)
Net (decrease) increase in cash and cash equivalents	703	(2,133)
Cash and cash equivalents at beginning of year	2,114	4,247
Cash and cash equivalents at end of year	$2,817	$2,114

Note 19.  Subsequent events

On July 15, 2014, the Board of Directors declared a cash dividend for the quarter ended June 30, 2014 of $0.18 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.72 per share, compared to an annual cash dividend rate of $0.70 declared during the previous quarter.  The dividend was payable to stockholders of record as of August 15, 2014, and was paid on August 29, 2014.  The MHC has waived its right to receive dividends declared on its shares of the Company’s common stock for the quarter ended June 30, 2014.

Index
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2014 Proxy Statement is incorporated herein by reference.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) is incorporated herein by reference.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2014 Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of Greene County Bancorp, Inc.’s 2014 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2014 Proxy Statement is incorporated herein by reference.

Index
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Report of BDO USA, LLP are included in this Annual Report on Form 10-K:

Report of BDO USA, LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition for the years ended June 30, 2014 and 2013
Consolidated Statements of Income for the years ended June 30, 2014 and 2013
Consolidated Statement of Comprehensive Income for the years ended June 30, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2014 and 2013
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data

(a)(2)	List of Financial Schedules

Not applicable

(a)(3)	Exhibits

3.1	Certification of Incorporation of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s Registration statement on SB-2, file No. 333-63681 (the “SB-2”)).

3.2	Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

4.0	Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

10.2	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

21.0	Subsidiaries of Greene County Bancorp, Inc.

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

Index
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 26, 2014	By:	/s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michelle Plummer
Michelle Plummer, CPA
Executive Vice President,
Chief Operating Officer and Chief Financial Officer
Date: September 26, 2014

By:	/s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date: September 26, 2014

By:	/s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date: September 26, 2014

By:	/s/ Dennis R. O’Grady
Dennis R. O’Grady
Director
Date: September 26, 2014

By:	/s/ Charles Schaefer
Charles Schaefer
Director
Date: September 26, 2014

By:	/s/ Paul Slutzky
Paul Slutzky
Director
Date: September 26, 2014

By:	/s/ Martin C. Smith
Martin C. Smith
Chairman of the Board
Date: September 26, 2014