Form 10-Q
period 2014-09-30
GREENE COUNTY BANCORP INC
filed 2014-11-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 14, 2014, the registrant had 4,216,857 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2014 and June 30, 2014
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2014	June 30, 2014
Total cash and cash equivalents	$19,735	$13,809

Long term certificate of deposit	250	250
Securities available for sale, at fair value	65,315	56,151
Securities held to maturity, at amortized cost (fair value $184,608 at September 30, 2014; $181,932 at June 30, 2014)	184,235	181,946
Federal Home Loan Bank stock, at cost	1,444	1,561

Loans	413,543	405,841
Allowance for loan losses	(7,720)	(7,419)
Unearned origination fees and costs, net	871	887
Net loans receivable	406,694	399,309

Premises and equipment	14,357	14,307
Accrued interest receivable	2,918	2,710
Foreclosed real estate	336	473
Prepaid expenses and other assets	3,752	3,645
Total assets	$699,036	$674,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$70,236	$67,446
Interest bearing deposits	541,072	522,128
Total deposits	611,308	589,574

Borrowings from Federal Home Loan Bank, short-term	4,800	3,150
Borrowings from Federal Home Loan Bank, long-term	14,500	14,500
Accrued expenses and other liabilities	5,629	5,737
Total liabilities	636,237	612,961

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued - 4,305,670 shares Outstanding 4,216,857 shares at September 30, 2014, and 4,213,757 shares at June 30, 2014	431	431
Additional paid-in capital	11,229	11,208
Retained earnings	52,736	51,305
Accumulated other comprehensive loss	(927)	(1,050)
Treasury stock, at cost 88,813 shares at September 30, 2014, and 91,913 shares at June 30, 2014	(670)	(694)
Total shareholders’ equity	62,799	61,200
Total liabilities and shareholders’ equity	$699,036	$674,161

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands, except share and per share amounts)

	2014	2013
Interest income:
Loans	$4,839	$4,498
Investment securities - taxable	143	166
Mortgage-backed securities	705	650
Investment securities - tax exempt	552	510
Interest bearing deposits and federal funds sold	2	2
Total interest income	6,241	5,826

Interest expense:
Interest on deposits	501	550
Interest on borrowings	61	28
Total interest expense	562	578

Net interest income	5,679	5,248
Provision for loan losses	411	313
Net interest income after provision for loan losses	5,268	4,935

Noninterest income:
Service charges on deposit accounts	716	676
Debit card fees	415	389
Investment services	102	105
E-commerce fees	28	26
Other operating income	208	154
Total noninterest income	1,469	1,350

Noninterest expense:
Salaries and employee benefits	2,367	2,194
Occupancy expense	324	323
Equipment and furniture expense	76	113
Service and data processing fees	454	336
Computer software, supplies and support	233	114
Advertising and promotion	81	67
FDIC insurance premiums	91	89
Legal and professional fees	213	205
Other	438	371
Total noninterest expense	4,277	3,812

Income before provision for income taxes	2,460	2,473
Provision for income taxes	685	719
Net income	$1,775	$1,754

Basic earnings per share	$0.42	$0.42
Basic average shares outstanding	4,214,358	4,194,714
Diluted earnings per share	$0.42	$0.41
Diluted average shares outstanding	4,245,325	4,234,845
Dividends per share	$0.180	$0.175

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Net Income	$1,775	$1,754
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities, net of income taxes of $12 and ($356), respectively	18	(565)

Accretion of unrealized loss on securities transferred to held to maturity, net of income taxes of $67 and $2, respectively(1)	105	2

Total other comprehensive income (loss), net of taxes	123	(563)

Comprehensive income	$1,898	$1,191

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2013	$431	$11,168	$46,112	$(750)	$(853)	$56,108
Options exercised		(14)			55	41
Tax benefit of stock based compensation		4				4
Dividends declared			(332)			(332)
Net income			1,754			1,754
Other comprehensive loss, net of taxes				(563)		(563)
Balance at September 30, 2013	$431	$11,158	$47,534	$(1,313)	$(798)	$57,012

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2014	$431	11,208	$51,305	$(1,050)	$(694)	$61,200
Options exercised		15			24	39
Tax benefit of stock based compensation		6				6
Dividends declared			(344)			(344)
Net income			1,775			1,775
Other comprehensive income, net of taxes				123		123
Balance at September 30, 2014	$431	$11,229	$52,736	$(927)	$(670)	$62,799

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Cash flows from operating activities:
Net Income	$1,775	$1,754
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	130	174
Deferred income tax expense	635	651
Net amortization of premiums and discounts	344	495
Net amortization of deferred loan costs and fees	15	81
Provision for loan losses	411	313
Gain on sale of foreclosed real estate	(7)	(3)
Excess tax benefit from share-based payment arrangements	(6)	(4)
Net increase in accrued income taxes	30	20
Net increase in accrued interest receivable	(208)	(207)
Net increase in prepaid and other assets	(168)	(25)
Net decrease in other liabilities	(784)	(282)
Net cash provided by operating activities	2,167	2,967

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities	2,250	-
Purchases of securities	(12,889)	-
Principal payments on securities	1,394	2,395
Securities held to maturity:
Proceeds from maturities	5,091	6,934
Purchases of securities	(8,942)	(7,147)
Principal payments on securities	1,500	2,602
Net redemption of Federal Home Loan Bank Stock	117	275
Net increase in loans receivable	(7,969)	(15,106)
Proceeds from sale of foreclosed real estate	302	103
Purchases of premises and equipment	(180)	(70)
Net cash used by investing activities	(19,326)	(10,014)

Cash flows from financing activities
Net decrease in short-term FHLB advances	1,650	(7,100)
Proceeds from long-term FHLB advances	-	1,000
Payment of cash dividends	(344)	(332)
Proceeds from issuance of stock options	39	41
Excess tax benefit from share-based payment arrangements	6	4
Net increase in deposits	21,734	22,043
Net cash provided by financing activities	23,085	15,656

Net increase in cash and cash equivalents	5,926	8,609
Cash and cash equivalents at beginning of period	13,809	6,222
Cash and cash equivalents at end of period	$19,735	$14,831

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$158	--
Cash paid during period for:
Interest	$572	$581
Income taxes	$20	$48

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2014 and 2013

(1)	Basis of Presentation

The accompanying unaudited consolidated statement of financial condition as of June 30, 2014 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three months ended September 30, 2014 and 2013 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2014, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)	Securities

Securities at September 30, 2014 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$8,633	$211	$-	$8,844
State and political subdivisions	14,211	21	-	14,232
Mortgage-backed securities-residential	8,924	181	22	9,083
Mortgage-backed securities-multi-family	28,206	115	216	28,105
Asset-backed securities	14	-	1	13
Corporate debt securities	4,557	338	17	4,878
Total debt securities	64,545	866	256	65,155
Equity securities	62	98	-	160
Total securities available for sale	64,607	964	256	65,315
Securities held to maturity:
U.S. government sponsored enterprises	2,000	-	111	1,889
State and political subdivisions	95,411	835	132	96,114
Mortgage-backed securities-residential	21,467	1,016	-	22,483
Mortgage-backed securities-multi-family	64,451	781	1,993	63,239
Other securities	906	-	23	883
Total securities held to maturity	184,235	2,632	2,259	184,608
Total securities	$248,842	$3,596	$2,515	$249,923

Index
Securities at June 30, 2014 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$10,648	$250	$-	$10,898
State and political subdivisions	1,324	23	-	1,347
Mortgage-backed securities-residential	9,345	213	13	9,545
Mortgage-backed securities-multi-family	29,268	89	339	29,018
Asset-backed securities	15	-	2	13
Corporate debt securities	4,811	375	16	5,170
Total debt securities	55,411	950	370	55,991
Equity securities	62	98	-	160
Total securities available for sale	55,473	1,048	370	56,151
Securities held to maturity:
U.S. government sponsored enterprises	2,000	-	102	1,898
State and political subdivisions	91,634	787	204	92,217
Mortgage-backed securities-residential	22,785	1,150	-	23,935
Mortgage-backed securities-multi-family	64,605	759	2,381	62,983
Other securities	922	1	24	899
Total securities held to maturity	181,946	2,697	2,711	181,932
Total securities	$237,419	$3,745	$3,081	$238,083

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  The Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA.  As of September 30, 2014 and June 30, 2014, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available for sale:
Mortgage-backed securities-residential	$4,154	$22	2	$-	$-	-	$4,154	$22	2
Mortgage-backed securities-multi-family	2,880	22	2	15,523	194	6	18,403	216	8
Asset-backed securities	-	-	-	13	1	1	13	1	1
Corporate debt securities	764	17	2	-	-	-	764	17	2
Total securities available for sale	7,798	61	6	15,536	195	7	23,334	256	13
Securities held to maturity:
U.S. government sponsored enterprises	1,889	111	1	-	-	-	1,889	111	1
State and political subdivisions	6,516	119	29	928	13	5	7,444	132	34
Mortgage-backed securities-multi-family	26,705	1,426	7	11,595	567	5	38,300	1,993	12
Other securities	130	2	2	402	21	2	532	23	4
Total securities held to maturity	35,240	1,658	39	12,925	601	12	48,165	2,259	51
Total securities	$43,038	$1,719	45	$28,461	$796	19	$71,499	$2,515	64

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available for sale:
Mortgage-backed securities-residential	$4,302	$13	2	$-	$-	-	$4,302	$13	2
Mortgage-backed securities-multi-family	4,448	5	3	19,404	334	7	23,852	339	10
Asset-backed securities	-	-	-	13	2	1	13	2	1
Corporate debt securities	767	16	2	-	-	-	767	16	2
Total securities available for sale	9,517	34	7	19,417	336	8	28,934	370	15
Securities held to maturity:
U.S. government sponsored enterprises	1,898	102	1	-	-	-	1,898	102	1
State and political subdivisions	6,693	175	34	1,815	29	11	8,508	204	45
Mortgage-backed securities-multi-family	26,522	1,617	7	15,440	764	6	41,962	2,381	13
Other securities	130	2	2	401	22	2	531	24	4
Total securities held to maturity	35,243	1,896	44	17,656	815	19	52,899	2,711	63
Total securities	$44,760	$1,930	51	$37,073	$1,151	27	$81,833	$3,081	78

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the quarters ended September 30, 2014 and 2013, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the quarters ended September 30, 2014 and 2013.

Index
The estimated fair values of debt securities at September 30, 2014, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$17,093	$17,134
After one year through five years	5,686	6,025
After five years through ten years	4,622	4,795
After ten years	-	-
Total available for sale debt securities	27,401	27,954
Mortgage-backed and asset-backed securities	37,144	37,201
Equity securities	62	160
Total available for sale securities	64,607	65,315

Held to maturity debt securities
Within one year	28,754	28,788
After one year through five years	40,980	41,500
After five years through ten years	20,487	20,525
After ten years	8,096	8,073
Total held to maturity debt securities	98,317	98,886
Mortgage-backed	85,918	85,722
Total held to maturity securities	184,235	184,608
Total securities	$248,842	$249,923

As of September 30, 2014 and June 30, 2014, respectively, securities with an aggregate fair value of $205.4 million and $210.0 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of September 30, 2014 and June 30, 2014, securities with an aggregate fair value of $4.9 million were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2014 or 2013.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the fiscal quarters ended September 30, 2014 or 2013.

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

Index
Loan balances by internal credit quality indicator as of September 30, 2014 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$222,888	$286	$99	$2,726	$225,999
Nonresidential mortgage	114,843	-	1,770	2,867	119,480
Residential construction and land	2,922	-	-	-	2,922
Commercial construction	4,155	-	-	-	4,155
Multi-family	4,407	-	-	111	4,518
Home equity	20,564	222	-	317	21,103
Consumer installment	4,172	9	-	-	4,181
Commercial loans	29,795	147	353	890	31,185
Total gross loans	$403,746	$664	$2,222	$6,911	$413,543

Loan balances by internal credit quality indicator as of June 30, 2014 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$223,772	$221	$99	$3,281	$227,373
Nonresidential mortgage	109,281	-	1,789	2,996	114,066
Residential construction and land	3,005	-	-	-	3,005
Commercial construction	1,558	-	-	-	1,558
Multi-family	3,946	-	-	113	4,059
Home equity	20,239	-	-	339	20,578
Consumer installment	4,208	-	-	-	4,208
Commercial loans	29,686	-	385	923	30,994
Total gross loans	$395,695	$221	$2,273	$7,652	$405,841

The Company had no loans classified Doubtful or Loss at September 30, 2014 or June 30, 2014.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2014 and June 30, 2014.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has remained historically high over the past several years.  These high levels have been the result of adverse changes within the economy and increases in local unemployment.   These levels are also due in part to the extended length of time required to meet all of the legal requirements mandated by New York state law prior to a foreclosure sale, which may be in excess of two years. Loans on nonaccrual status totaled $5.8 million at September 30, 2014 of which $2.7 million were in the process of foreclosure.  Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at September 30, 2014, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $916,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $5.9 million at June 30, 2014 of which $3.0 million were in the process of foreclosure.  Included in nonaccrual loans were $922,000 of loans which were less than 90 days past due at June 30, 2014, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of September 30, 2014:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$1,699	$235	$1,867	$3,801	$222,198	$225,999	$1,924
Nonresidential mortgage	-	430	1,787	2,217	117,263	119,480	3,144
Residential construction and land	-	-	-	-	2,922	2,922	-
Commercial construction	-	-	-	-	4,155	4,155	-
Multi-family	-	-	-	-	4,518	4,518	-
Home equity	104	222	317	643	20,460	21,103	317
Consumer installment	64	9	-	73	4,108	4,181	-
Commercial loans	789	147	175	1,111	30,074	31,185	426
Total gross loans	$2,656	$1,043	$4,146	$7,845	$405,698	$413,543	$5,811

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2014:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$1,047	$290	$1,938	$3,275	$224,098	$227,373	$2,473
Nonresidential mortgage	-	504	2,688	3,192	110,874	114,066	2,775
Residential construction and land	-	-	-	-	3,005	3,005	-
Commercial construction	-	-	-	-	1,558	1,558	-
Multi-family	-	-	-	-	4,059	4,059	-
Home equity	260	-	339	599	19,979	20,578	339
Consumer installment	51	-	-	51	4,157	4,208	-
Commercial loans	509	123	278	910	30,084	30,994	312
Total gross loans	$1,867	$917	$5,243	$8,027	$397,814	$405,841	$5,899

The Bank of Greene County had accruing loans delinquent more than 90 days as of September 30, 2014 totaling $263,000 and had accruing loans delinquent more than 90 days as of June 30, 2014 totaling $266,000.    The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2014	2013
Interest income that would have been recorded if loans had been performing in accordance with original terms	$128	$125
Interest income that was recorded on nonaccrual loans	46	29

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of September 30, 2014			For the three months ended September 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$206	$206	$-	$206	$3
Nonresidential mortgage	456	456	-	458	7
Home equity	96	96	-	96	-
	758	758	-	760	10
With an allowance recorded:
Residential mortgage	2,466	2,556	370	2,585	31
Nonresidential mortgage	2,448	2,835	315	2,522	42
Home equity	200	200	87	200	-
Commercial loans	600	600	3	601	10
	5,714	6,191	775	5,908	83
Total impaired:
Residential mortgage	2,672	2,762	370	2,791	34
Nonresidential mortgage	2,904	3,291	315	2,980	49
Home equity	296	296	87	296	-
Commercial loans	600	600	3	601	10
	$6,472	$6,949	$775	$6,668	$93

Index
	As of June 30, 2014			For the three months ended September 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$206	$206	$-	$590	$-
Nonresidential mortgage	461	461	-	653	9
Home equity	96	96	-	-	-
	763	763	-	1,243	9
With an allowance recorded:
Residential mortgage	2,700	2,790	441	3,135	15
Nonresidential mortgage	2,572	2,959	338	1,561	8
Commercial construction	-	-	-	1,052	18
Multi-family	-	-	-	463	-
Home equity	200	200	87	-	-
Commercial loans	603	603	3	608	10
	6,075	6,552	869	6,819	51

Residential mortgage	2,906	2,996	441	3,725	15
Nonresidential mortgage	3,033	3,420	338	2,214	17
Commercial construction	-	-	-	1,052	18
Multi-family	-	-	-	463	-
Home equity	296	296	87	-	-
Commercial loans	603	603	3	608	10
	$6,838	$7,315	$869	$8,062	$60

There were no loans that have been modified as a troubled debt restructuring during the three months ended September 30, 2014.

The table below details loans that have been modified as a troubled debt restructuring during the three months ended September 30, 2013.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Residential mortgage	2	$367	$367	$365
Nonresidential mortgage	1	442	442	440

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

There were no loans that have been modified as a troubled debt restructuring during the previous twelve months which has subsequently defaulted during the three months ended September 30, 2014.

The table below details loans that have been modified as a troubled debt restructuring during the previous twelve months which has subsequently defaulted during the three months ended September 30, 2013:

(Dollars in thousands)	Number of Contracts	Recorded Investment	Allowance for Loan Loss
Residential mortgage	1	$73	$--
Nonresidential mortgage	1	547	182

Index
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

	Activity for the three months ended September 30, 2014
(In thousands)	Balance at June 30, 2014	Charge-offs	Recoveries	Provision	Balance at September 30, 2014
Residential mortgage	$2,731	$74	$-	$(10)	$2,647
Nonresidential mortgage	2,936	-	-	228	3,164
Residential construction and land	42	-	-	(1)	41
Commercial construction	38	-	-	71	109
Multi-family	59	-	-	(14)	45
Home equity	361	-	-	15	376
Consumer installment	240	55	19	39	243
Commercial loans	811	-	-	20	831
Unallocated	201	-	-	63	264
Total	$7,419	$129	$19	$411	$7,720

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance September 30, 2014 Impairment Analysis		Ending Balance September 30, 2014 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$370	$2,277	$2,672	$223,327
Nonresidential mortgage	315	2,849	2,904	116,576
Residential construction and land	-	41	-	2,922
Commercial construction	-	109	-	4,155
Multi-family	-	45	-	4,518
Home equity	87	289	296	20,807
Consumer installment	-	243	-	4,181
Commercial loans	3	828	600	30,585
Unallocated	-	264	-	-
Total	$775	$6,945	$6,472	$407,071

	Activity for the three months ended September 30, 2013
(In thousands)	Balance at June 30, 2013	Charge-offs	Recoveries	Provision	Balance at September 30, 2013
Residential mortgage	$2,627	$77	$-	$8	$2,558
Nonresidential mortgage	2,476	-	-	146	2,622
Residential construction and land	37	-	-	9	46
Commercial construction	392	-	-	(36)	356
Multi-family	139	-	-	(29)	110
Home equity	275	-	-	18	293
Consumer installment	222	59	15	43	221
Commercial loans	809	204	-	217	822
Unallocated	63	-	-	(63)	-
Total	$7,040	$340	$15	$313	$7,028

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2014 Impairment Analysis		Ending Balance June 30, 2014 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$441	$2,290	$2,906	$224,467
Nonresidential mortgage	338	2,598	3,033	111,033
Residential construction and land	-	42	-	3,005
Commercial construction	-	38	-	1,558
Multi-family	-	59	-	4,059
Home equity	87	274	296	20,282
Consumer installment	-	240	-	4,208
Commercial loans	3	808	603	30,391
Unallocated	-	201	-	-
Total	$869	$6,550	$6,838	$399,003

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2014 and June 30, 2014 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Index
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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$8,844	$-	$8,844	$-
State and political subdivisions	14,232	-	14,232	-
Mortgage-backed securities-residential	9,083	-	9,083	-
Mortgage-backed securities-multi-family	28,105	-	28,105	-
Asset-backed securities	13	13	-	-
Corporate debt securities	4,878	4,878	-	-
Equity securities	160	160	-	-
Securities available for sale	$65,315	$5,051	$60,264	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$10,898	$-	$10,898	$-
State and political subdivisions	1,347	-	1,347	-
Mortgage-backed securities-residential	9,545	-	9,545	-
Mortgage-backed securities-multi-family	29,018	-	29,018	-
Asset-backed securities	13	13	-	-
Corporate debt securities	5,170	5,170	-	-
Equity securities	160	160	-	-
Securities available for sale	$56,151	$5,343	$50,808	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

Index
In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount may not necessarily represent the actual fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  The Company has also re-measured impairment based on the discounted cash flows for those loans that have been modified as a troubled-debt restructuring.  The cash flows of the restructured debt have been discounted by the original interest rate prior to the restructuring of the loan to establish the fair value and is therefore classified as Level 3.

		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Impaired loans	$3,268	$-	$-	$3,268
Foreclosed real estate	245	-	-	245

June 30, 2014
Impaired loans	$3,527	$-	$-	$3,527
Foreclosed real estate	382			382

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
September 30, 2014
Impaired Loans	$3,268	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	13.44%
			Liquidation expenses(3)	0.00%-9.22%	3.96%
Foreclosed real estate	245	Appraisal of collateral(1)	Appraisal adjustments(2)	7.41%-19.00%	10.72%
			Liquidation expenses(3)	7.59%-10.86%	8.52%
June 30, 2014
Impaired loans	$3,527	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	15.26%
			Liquidation expenses(3)	0.00%-9.22%	3.82%
Foreclosed real estate	382	Appraisal of collateral(1)	Appraisal adjustments(2)	9.30%-19.00%	12.18%
			Liquidation expenses(3)	6.00%-10.86%	7.95%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)	Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received or age of the appraisal.
(3)	Appraisals may be adjusted downwards by management for qualitative factors such as the estimated costs to liquidate the collateral.

At September 30, 2014, loans subject to nonrecurring fair value measurement had a recorded investment of $3.9 million with related allowances of $632,000.  At June 30, 2014, loans subject to nonrecurring fair value measurement had a recorded investment of $4.2 million with related allowances of $721,000. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

Index
The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2014 and June 30, 2014, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	September 30, 2014		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$19,735	$19,735	$19,735	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	65,315	65,315	5,051	60,264	-
Securities held to maturity	184,235	184,608	-	184,608	-
Federal Home Loan Bank stock	1,444	1,444	-	1,444	-
Net loans	406,694	415,237	-	-	415,237
Accrued interest receivable	2,918	2,918	-	2,918	-
Deposits	611,308	611,448	-	611,448	-
Federal Home Loan Bank borrowings	19,300	19,145	-	19,145	-
Accrued interest payable	56	56	-	56	-

(In thousands)	June 30, 2014		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$13,809	$13,809	$13,809	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	56,151	56,151	5,343	50,808	-
Securities held to maturity	181,946	181,932	-	181,932	-
Federal Home Loan Bank stock	1,561	1,561	-	1,561	-
Net loans	399,309	406,718	-	-	406,718
Accrued interest receivable	2,710	2,710	-	2,710	-
Deposits	589,574	589,681	-	589,681	-
Federal Home Loan Bank borrowings	17,650	17,465	-	17,465	-
Accrued interest payable	66	66	-	66	-

Index
(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the quarters ended September 30, 2014 and 2013.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Three months ended September 30, 2014	$1,775,000
Basic		4,214,358	$0.42
Effect of dilutive stock options		30,967	(0.00)
Diluted		4,245,325	$0.42

Three months ended September 30, 2013	$1,754,000
Basic		4,194,714	$0.42
Effect of dilutive stock options		40,131	(0.01)
Diluted		4,234,845	$0.41

(8)	Dividends

On July 15, 2014, the Board of Directors declared a cash dividend for the quarter ended June 30, 2014 of $0.18 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.72 per share, compared to an annual cash dividend rate of $0.70 declared during the previous quarter.  The dividend was payable to stockholders of record as of August 15, 2014, and was paid on August 29, 2014.  The MHC has waived its right to receive dividends declared on its shares of the Company’s common stock for the quarter ended June 30, 2014.  The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.80 per share to be declared by the Company for the four quarters ending December 31, 2014. The waiver of dividends beyond this date are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the 12 months subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

(9)	Impact of Recent Accounting Pronouncements

In May 2014, the FASB issued an amendment (ASU 2014-09) to its guidance on “Revenue from Contracts with Customers (Topic 606)”.  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective.  The amendments in this ASU are effective for public business entities for annual periods, beginning after December 15, 2016.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued an amendment (ASU 2014-14) to its guidance on “Receivable – Troubled Debt Restructurings by Creditors (Subtopic 310-40)”.  The objective of the ASU is to reduce the diversity in how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure, to provide more decision-useful information about a creditor’s foreclosed mortgage loans that are expected to be recovered, at least in part, through government guarantees.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

Index
(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,
(In thousands)	2014	2013
Interest cost	$55	$56
Expected return on plan assets	(81)	(79)
Amortization of net loss	26	23
Net periodic pension cost	$-	$-

The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2015.

SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan benefits certain key senior executives of the Bank who have been selected by the Board to participate.

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

The net periodic pension costs related to the SERP Plan for the three months ended September 30, 2014 and 2013 were $48,000 and $26,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $1.1 million and $899,000 as of September 30, 2014 and June 30, 2014, respectively.

(11)	Stock-Based Compensation

At September 30, 2014, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2014.

Stock Option Plan

At September 30, 2014 and 2013, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.

Index
A summary of the Company’s stock option activity and related information for its option plan for the three months ended September 30, 2014 and 2013 is as follows:

	2014		2013
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	59,435	$12.50	87,400	$12.50
Exercised	(3,100)	$12.50	(10,964)	$12.50
Outstanding at period end	56,335	$12.50	76,436	$12.50

Exercisable at period end	56,335	$12.50	76,436	$12.50

The following table presents stock options outstanding and exercisable at September 30, 2014:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	56,335	4.00	$12.50

The total intrinsic value of the options exercised during the three months ended September 30, 2014 and 2013, was approximately $44,000 and $150,000, respectively. There were no stock options granted during the three months ended September 30, 2014 or 2013.  All outstanding options were fully vested at September 30, 2014 or 2013.

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”), was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. Effective July 1, 2014, the Plan was amended to increase the number of phantom stock options available for awards from 900,000 to 1,800,000.   The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).

A summary of the Company’s phantom stock option activity and related information for its option plan for the three months ended September 30, 2014 and 2013 is as follows:

	2014	2013
Number of options outstanding at beginning of year	665,426	462,464
Options granted	241,090	227,330
Options paid in cash upon vesting	(227,484)	(17,528)
Number of options outstanding at period end	679,032	672,266

The Company paid out $757,700 and $26,900 in cash during the three months ended September 30, 2014 and 2013, respectively on options vested. The Company recognized $170,000 and $159,800 in compensation costs related to the phantom stock option plan during the three months ended September 30, 2014 and 2013, respectively.  The total liability for the long-term incentive plan was $567,900 and $1.2 million as of September 30, 2014 and June 30, 2014, respectively.

Index
(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2014 and June 30, 2014 are presented in the following table:

(In thousands)
Other comprehensive (loss) income:	September 30, 2014	June 30, 2014
Unrealized (loss) gain on available for sale securities, net of tax	$434	$416
Unrealized loss on securities transferred to held to maturity, net of tax	(126)	(231)
Net losses and past service liability for defined benefit plan, net of tax	(1,235)	(1,235)
Accumulated other comprehensive loss	$(927)	$(1,050)

(13)	Subsequent events

On October 21, 2014, the Board of Directors declared a cash dividend for the quarter ended September 30, 2014 of $0.18 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.72 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 14, 2014, and will be paid on November 28, 2014.  The MHC intends to waive its receipt of this dividend.

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

Index
Comparison of Financial Condition as of September 30, 2014 and June 30, 2014

ASSETS

Total assets of the Company were $699.0 million at September 30, 2014 as compared to $674.2 million at June 30, 2014, an increase of $24.8 million, or 3.7%.  Securities available for sale and held to maturity amounted to $249.6 million, or 35.7% of assets, at September 30, 2014 as compared to $238.1 million, or 35.3% of assets, at June 30, 2014, an increase of $11.5 million, or 4.8%.   Net loans grew by $7.4 million, or 1.9%, to $406.7 million at September 30, 2014 as compared to $399.3 million at June 30, 2014.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $5.9 million to $19.7 million at September 30, 2014 from $13.8 million at June 30, 2014.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.  Historically, we have experienced increased levels of cash at September 30 due to the collection of local school taxes.

SECURITIES

Securities, including available-for-sale and held-to-maturity issues, increased $11.5 million, or 4.8%, to $249.6 million at September 30, 2014 as compared to $238.1 million at June 30, 2014.  Securities purchases totaled $21.8 million during the quarter ended September 30, 2014 and consisted of state and political subdivision securities. Principal pay-downs and maturities during the quarter amounted to $10.2 million, of which $2.9 million were mortgage-backed securities, $5.1 million were state and political subdivision securities, $250,000 were corporate debt securities and $2.0 million were U.S. government sponsored enterprises securities. At September 30, 2014, 43.9% of our securities portfolio were state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	September 30, 2014		June 30, 2014

(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available for sale:
U.S. government sponsored enterprises	$8,844	3.5%	$10,898	4.5%
State and political subdivisions	14,232	5.7	1,347	0.6
Mortgage-backed securities-residential	9,083	3.6	9,545	4.0
Mortgage-backed securities-multifamily	28,105	11.3	29,018	12.2
Asset-backed securities	13	0.0	13	0.0
Corporate debt securities	4,878	2.0	5,170	2.2
Total debt securities	65,155	26.1	55,991	23.5
Equity securities	160	0.1	160	0.1
Total securities available for sale	65,315	26.2	56,151	23.6
Securities held to maturity:
U.S. government sponsored enterprises	2,000	0.8	2,000	0.8
State and political subdivisions	95,411	38.2	91,634	38.5
Mortgage-backed securities-residential	21,467	8.6	22,785	9.6
Mortgage-backed securities-multifamily	64,451	25.8	64,605	27.1
Other securities	906	0.4	922	0.4
Total securities held to maturity	184,235	73.8	181,946	76.4
Total securities	$249,550	100.0%	$238,097	100.0%

Index
LOANS

Net loans receivable increased $7.4 million, or 1.9%, to $406.7 million at September 30, 2014 from $399.3 million at June 30, 2014.  The loan growth experienced during the quarter consisted primarily of $5.4 million in nonresidential real estate loans, $2.5 million in construction loans, $459,000 in multi-family mortgage loans, $525,000 in home equity loans, and $164,000 in non-mortgage loans, and was partially offset by a $1.4 million decrease in residential mortgage loans, and a $301,000 increase in the allowance for loan losses.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	September 30, 2014		June 30, 2014
Real estate mortgages:	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential mortgage	$225,999	54.7%	$227,373	56.0%
Nonresidential mortgage	119,480	28.9	114,066	28.1
Construction and land	7,077	1.7	4,563	1.1
Multi-family	4,518	1.1	4,059	1.0
Total real estate mortgages	357,074	86.4	350,061	86.2
Home equity	21,103	5.1	20,578	5.1
Consumer installment	4,181	1.0	4,208	1.0
Commercial loans	31,185	7.5	30,994	7.7
Total gross loans	413,543	100.0%	405,841	100.0%
Deferred fees and costs	871		(7,419)
Allowance for loan losses	(7,720)		887
Total net loans	$406,694		$399,309

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

Index
Analysis of allowance for loan losses activity

	At or for the Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Balance at the beginning of the period	$7,419	$7,040
Charge-offs:
Residential real estate mortgages	74	77
Consumer installment	55	59
Commercial loans	--	204
Total loans charged off	129	340

Recoveries:
Consumer installment	19	15
Total recoveries	19	15

Net charge-offs	110	325

Provisions charged to operations	411	313
Balance at the end of the period	7,720	7,028

Net charge-offs to average loans outstanding	0.11%	0.36%
Net charge-offs to nonperforming assets	6.86%	15.91%
Allowance for loan losses to nonperforming loans	127.1%	88.10%
Allowance for loan losses to total loans receivable	1.87%	1.85%

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

Generally, management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.  The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers smaller balance residential mortgages, home equity loans, commercial and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the Allowance for Loan Loss is based upon the risk associated with such designation.  A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset.

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At September 30, 2014	At June 30, 2014
Nonaccruing loans:
Residential	$1,924	$2,473
Nonresidential	3,144	2,775
Home equity loans	317	339
Commercial loans	426	312
Total nonaccruing loans	5,811	5,899
90 days & accruing
Residential	263	266
Total 90 days & accruing	263	266
Total nonperforming loans	6,074	6,165
Foreclosed real estate:
Residential	336	473
Total foreclosed real estate	336	473
Total nonperforming assets	$6,410	$6,638

Troubled debt restructuring:
Nonperforming (included above)	$2,848	$3,093
Performing (accruing and excluded above)	1,499	1,504

Total nonperforming assets as a percentage of total assets	0.92%	0.98%
Total nonperforming loans to net loans	1.49%	1.54%

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2014	2013
Interest income that would have been recorded if loans had been performing in accordance with original terms	$128	$125
Interest income that was recorded on nonaccrual loans	46	29

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:

(In thousands)	September 30, 2014	June 30, 2014	September 30, 2013
Balance of impaired loans, with a valuation allowance	$5,714	$6,075	$6,956
Allowances relating to impaired loans included in allowance for loan losses	775	869	1,352
Balance of impaired loans, without a valuation allowance	758	763	954
Average balance of impaired loans for the quarters ended	6,668	7,495	8,062
Interest income recorded on impaired loans during the quarters ended	93	229	60

Nonperforming assets amounted to $6.4 million at September 30, 2014 and $6.6 million as of June 30, 2014, a decrease of $228,000 or 3.4%, and total impaired loans amounted to $6.5 million at September 30, 2014 compared to $6.8 million at June 30, 2014, a decrease of $366,000 or 5.4%.  Loans on nonaccrual status totaled $5.8 million at September 30, 2014 of which $2.7 million were in the process of foreclosure.  Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at September 30, 2014, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $916,000 of loans which were making payments pursuant to forbearance agreements.   Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

Index
DEPOSITS

Total deposits increased $21.7 million, or 3.7% to $611.3 million at September 30, 2014 from $589.6 million at June 30, 2014.  This increase was primarily the result of an increase of $26.1 million in balances at Greene County Commercial Bank due primarily to the collection of annual taxes by several local school districts.  Interest bearing checking accounts (NOW accounts) increased $19.3 million, or 8.7%, to $239.9 million at September 30, 2014 as compared to $220.6 million at June 30, 2014.  Money market deposits increased $8.9 million between June 30, 2014 and September 30, 2014.   Partially offsetting these increases were decreases in savings deposits of $7.8 million from $165.2 million at June 30, 2014 to $157.4 million at September 30, 2014, and in certificates of deposit of $1.4 million from $48.9 million at June 30, 2014 to $47.5 million at September 30, 2014.

(In thousands)	At September 30, 2014	Percentage of Portfolio	At June 30, 2014	Percentage of Portfolio
Noninterest bearing deposits	$70,236	11.5%	$67,446	11.5%
Certificates of deposit	47,477	7.8	48,900	8.3
Savings deposits	157,437	25.8	165,227	28.0
Money market deposits	96,289	15.7	87,363	14.8
NOW deposits	239,869	39.2	220,638	37.4
Total deposits	$611,308	100.0%	$589,574	100.0%

Included within deposits at September 31, 2014 were $1.0 million in brokered certificates of deposits.  These deposits are scheduled to mature during the quarter ended December 31, 2014.

BORROWINGS

During the year ended June 30, 2014, the Company entered into an Irrevocable Letter of Credit Reimbursement Agreement with the Federal Home Loan Bank of New York (“FHLB”), whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  At September 30, 2014, The Bank of Greene County had pledged approximately $205.7 million of its residential mortgage portfolio as collateral for borrowing and stand-by letters of credit at the FHLB.  The maximum amount of funding available from the FHLB was $165.9 million at September 30, 2014, of which $19.3 million in borrowings and $200,000 in stand-by letters of credit were outstanding at September 30, 2014.  There were $4.8 million in short term borrowings outstanding at September 30, 2014.  Interest rates on short term borrowings are determined at the time of borrowing.  The remaining $14.5 million consisted of long-term fixed rate, fixed term advances with a weighted average rate of 1.45% and a weighted average maturity of 45 months.  The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2014, approximately $4.9 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at September 30, 2014 or 2013.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At September 30, 2014 and 2013 there were no balances outstanding on either of these lines of credit, and there was no activity during the quarters ended September 30, 2014 and 2013.

Index
Scheduled maturities of long-term borrowings at September 30, 2014 were as follows:

(In thousands)
Within the year ended June 30,
2015	$-
2016	-
2017	2,500
2018	4,500
2019	5,500
Due after 2019	2,000
$14,500

EQUITY

Shareholders’ equity increased to $62.8 million at September 30, 2014 from $61.2 million at June 30, 2014, as net income of $1.8 million and a $123,000 decrease in other accumulated comprehensive loss was partially offset by dividends declared and paid of $344,000.  Other changes in equity, totaling a $45,000 increase, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2014 and 2013.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest Earning Assets:
Loans receivable, net[1]	$409,009	$4,839	4.73%	$372,116	$4,498	4.84%
Securities[2]	245,244	1,386	2.26	244,894	1,316	2.15
Interest bearing bank balances and federal funds	1,159	2	0.69	658	2	1.22
FHLB stock	1,655	14	3.38	1,373	10	2.91
Total interest earning assets	657,067	6,241	3.80%	619,041	5,826	3.77%
Cash and due from banks	7,288			6,205
Allowance for loan losses	(7,468)			(6,981)
Other non-interest earning assets	17,354			16,944
Total assets	$674,241			$635,209

Interest-Bearing Liabilities:
Savings and money market deposits	$252,913	$204	0.32%	$250,412	$237	0.38%
NOW deposits	218,080	213	0.39	198,844	222	0.45
Certificates of deposit	48,001	84	0.70	54,296	91	0.67
Borrowings	22,570	61	1.08	14,261	28	0.79
Total interest bearing liabilities	541,564	562	0.41%	517,813	578	0.45%
Non-interest bearing deposits	67,711			58,672
Other non-interest bearing liabilities	3,019			2,272
Shareholders' equity	61,947			56,452
Total liabilities and equity	$674,241			$635,209

Net interest income		$5,679			$5,248
Net interest rate spread			3.39%			3.32%
Net earnings assets	$115,503			$101,228
Net interest margin			3.46%			3.39%
Average interest earning assets to average interest bearing liabilities	121.33%			119.55%

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

	Three months ended September 30,
	2014 versus 2013
	Increase/(Decrease)		Total Increase/ (Decrease)
	Due To
(Dollars in thousands)	Volume	Rate
Interest Earning Assets:
Loans receivable, net[1]	$444	$(103)	$341
Securities[2]	2	68	70
Interest bearing bank balances and federal funds	1	(1)	0
FHLB stock	2	2	4
Total interest earning assets	449	(34)	415

Interest-Bearing Liabilities:
Savings and money market deposits	3	(36)	(33)
NOW deposits	21	(30)	(9)
Certificates of deposit	(11)	4	(7)
Borrowings	20	13	33
Total interest bearing liabilities	33	(49)	(16)
Net change in net interest income	$416	$15	$431

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 1.05% for the quarter ended September 30, 2014 as compared to 1.10% for the quarter ended September 30, 2013.  Annualized return on average equity decreased to 11.46% for the quarter ended September 30, 2014 as compared to 12.43% for the quarter ended September 30, 2013.  The decrease in return on average assets and return on average equity was primarily the result of increases in average assets and average equity with only minimal change in net income. Net income amounted to $1.8 million for the quarters ended September 30, 2014 and 2013.  Average assets increased $39.0 million, or 6.1% to $674.2 million for the quarter ended September 30, 2014 as compared to $635.2 million for the quarter ended September 30, 2013.  Average equity increased $5.4 million, or 9.6%, to $61.9 million for the quarter ended September 30, 2014 as compared to $56.5 million for the quarter ended September 30, 2013.

Index
INTEREST INCOME

Interest income amounted to $6.2 million for the quarter ended September 30, 2014 as compared to $5.8 million for the quarter ended September 30, 2013, an increase of $415,000, or 7.1%.  The increase in average loan balances and the increase in securities yields had the greatest impact on interest income when comparing the quarters ended September 30, 2014 and 2013, which was offset by a decrease in the yield on loans. Average loan balances increased $36.9 million while the yield on loans decreased 11 basis points when comparing the quarters ended September 30, 2014 and 2013.   Average securities increased $350,000 and the yield on such securities increased 11 basis points when comparing the quarters ended September 30, 2014 and 2013.

INTEREST EXPENSE

Interest expense amounted to $562,000 for the quarter ended September 30, 2014 as compared to $578,000 for the quarter ended September 30, 2013, a decrease of $17,000 or 2.9%.  Decreases in rates on interest-bearing liabilities contributed to the decrease in overall interest expense.  As illustrated in the rate/volume table, interest expense was reduced $50,000 due to a four basis point decrease in the average rate on interest-bearing liabilities. The average rate paid on NOW deposits decreased 6 basis points when comparing the quarters ended September 30, 2014 and 2013, and the average balance of such accounts grew by $19.2 million. The average balance of savings and money market deposits increased by $2.5 million and the rate paid decreased by 6 basis points when comparing the quarters ended September 30, 2014 and 2013. The average balance of certificates of deposit decreased $6.3 million, and the average rate paid increased 3 basis points when comparing the quarters ended September 30, 2014 and 2013. This increase in rate paid on certificates of deposit is the result of the promotion of a five year certificate product. The average balance on borrowings increased $8.3 million and the rate increased 29 basis points when comparing the quarters ended September 30, 2014 and 2013, and were the result of locking in long-term borrowings during the fiscal year ended June 30, 2014 as well as funding loan growth during the quarter ended September 30, 2014.

NET INTEREST INCOME

Net interest income increased $431,000 to $5.7 million for the quarter ended September 30, 2014 from $5.2 million for the quarter ended September 30, 2013.  Net interest spread increased 7 basis points to 3.39% as compared to 3.32% when comparing the quarters ended September 30, 2014 and 2013, respectively.  Net interest margin increased 7 basis points to 3.46% for the quarter ended September 30, 2014 as compared to 3.39% for the quarter ended September 30, 2013.  The expansion of the net interest spread and margin, along with an increase in average loan balances, led to an increase in net interest income when comparing the quarters ended September 30, 2014 and 2013.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $411,000 and $313,000 for the quarters ended September 30, 2014 and 2013, respectively.  Allowance for loan losses to total loans receivable increased to 1.87% as of September 30, 2014 as compared to 1.83% as of June 30, 2014.  Nonperforming loans amounted to $6.1 million and $6.2 million at September 30, 2014 and June 30, 2014, respectively.  Net charge-offs amounted to $110,000 and $325,000 for the quarters ended September 30, 2014 and 2013, respectively, a decrease of $215,000.   At September 30, 2014, nonperforming assets were 0.92% of total assets and nonperforming loans were 1.49% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

Index
NONINTEREST INCOME

	For the three months ended September 30,		Change from Prior Year
Noninterest income:	2014	2013	Amount	Percent
Service charges on deposit accounts	$716	$676	$40	5.9%
Debit card fees	415	389	26	6.7
Investment services	102	105	(3)	(2.9)
E-commerce fees	28	26	2	7.7
Other operating income	208	154	54	35.1
Total noninterest income	$1,469	$1,350	$119	8.8%

Noninterest income increased $119,000, or 8.8%, to $1.5 million for the quarter ended September 30, 2014 as compared to $1.4 million for the quarter ended September 30, 2013, primarily due to an increase in service charges on deposits and debit card fees resulting from continued growth in the number of checking accounts with debit cards, as well as an increase in fees collected on loans which are included in other operating income.

NONINTEREST EXPENSE

	For the three months ended September 30,		Change from Prior Year
Noninterest expense:	2014	2013	Amount	Percent
Salaries and employee benefits	$2,367	$2,194	$173	7.9%
Occupancy expense	324	323	1	0.3
Equipment and furniture expense	76	113	(37)	(32.7)
Service and data processing fees	454	336	118	35.1
Computer software, supplies and support	233	114	119	104.4
Advertising and promotion	81	67	14	20.9
FDIC insurance premiums	91	89	2	2.3
Legal and professional fees	213	205	8	3.9
Other	438	371	67	18.1
Total noninterest expense	$4,277	$3,812	$465	12.2%

Noninterest expense increased $465,000, or 12.2%, to $4.3 million for the quarter ended September 30, 2014 as compared to $3.8 million for the quarter ended September 30, 2013.  The increase was primarily due to an increase in salaries and employee benefits of $173,000, an increase in service and data processing fees of $118,000 and an increase in computer software, supplies and support of $119,000. The increase in salaries and employees benefits was in part due to an increase in the number of employees when comparing the quarters ended September 30, 2014 and 2013 as well as to an increase in medical insurance expenses.  The increase in service and data processing fees were the result of higher debit card processing fees.  During the quarter ended September 30, 2013, the Company had paid reduced fees as a result of renegotiation of the contract between the Company and its vendor.  These incentives have since expired, resulting in the higher fees paid during the quarter ended September 30, 2014.  The increase in computer software, supplies and support was the result of a fee paid to one of the Company’s vendors related to the renegotiation of the contract for support services.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 27.8% for the quarter ended September 30, 2014, compared to 29.1% for the quarter ended September 30, 2013.   The effective tax rate has continued to decline as a result of purchases of tax exempt bonds and loans as well as continued loan growth within the Company’s real estate investment trust subsidiary.

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

Index
The Bank of Greene County’s unfunded loan commitments are as follows at September 30, 2014:

(In thousands)	2014
Nonresidential mortgage loan commitments	$6,991
Residential mortgage loan commitments	3,326
Construction and land loan commitments	4,180
Unused portion of overdraft lines of credit	717
Unused portion of home equity lines of credit	7,783
Unused portion of commercial lines of credit	16,192
Commercial loan commitments	226
Total commitments	$39,415

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2014 and June 30, 2014.  Consolidated shareholders’ equity represented 9.0% of total assets at September 30, 2014 and 9.1% of total assets of June 30, 2014.

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

101  The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  November 14, 2014

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 14, 2014

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer