Form 10-Q
period 2014-12-31
GREENE COUNTY BANCORP INC
filed 2015-02-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

As of February 13, 2015, the registrant had 4,222,357shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2014 and June 30, 2014
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2014	June 30, 2014
Total cash and cash equivalents	$14,869	$13,809

Long term certificate of deposit	250	250
Securities available for sale, at fair value	69,071	56,151
Securities held to maturity, at amortized cost (fair value $181,981at December 31, 2014; $181,932 at June 30, 2014)	181,065	181,946
Federal Home Loan Bank stock, at cost	3,230	1,561

Loans	429,628	405,841
Allowance for loan losses	(7,796)	(7,419)
Unearned origination fees and costs, net	884	887
Net loans receivable	422,716	399,309

Premises and equipment	14,355	14,307
Accrued interest receivable	2,937	2,710
Foreclosed real estate	581	473
Prepaid expenses and other assets	3,348	3,645
Total assets	$712,422	$674,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$66,348	$67,446
Interest bearing deposits	516,833	522,128
Total deposits	583,181	589,574

Borrowings from Federal Home Loan Bank, short-term	43,500	3,150
Borrowings from Federal Home Loan Bank, long-term	15,500	14,500
Accrued expenses and other liabilities	5,777	5,737
Total liabilities	647,958	612,961

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued - 4,305,670 shares; Outstanding 4,218,857 shares at December 31, 2014, and 4,213,757 shares at June 30, 2014	431	431
Additional paid-in capital	11,239	11,208
Retained earnings	54,198	51,305
Accumulated other comprehensive loss	(749)	(1,050)
Treasury stock, at cost 86,813 shares at December 31, 2014, and 91,913 shares at June 30, 2014	(655)	(694)
Total shareholders’ equity	64,464	61,200
Total liabilities and shareholders’ equity	$712,422	$674,161

See notes to consolidated financial statements

Index
       Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2014 and 2013
(Unaudited)
(In thousands, except share and per share amounts)

	2014	2013
Interest income:
Loans	$9,783	$9,124
Investment securities - taxable	277	333
Mortgage-backed securities	1,446	1,294
Investment securities - tax exempt	1,132	1,018
Interest bearing deposits and federal funds sold	10	8
Total interest income	12,648	11,777

Interest expense:
Interest on deposits	1,001	1,099
Interest on borrowings	124	61
Total interest expense	1,125	1,160

Net interest income	11,523	10,617
Provision for loan losses	716	821
Net interest income after provision for loan losses	10,807	9,796

Noninterest income:
Service charges on deposit accounts	1,446	1,331
Debit card fees	844	775
Investment services	189	192
E-commerce fees	53	51
Other operating income	377	317
Total noninterest income	2,909	2,666

Noninterest expense:
Salaries and employee benefits	4,757	4,257
Occupancy expense	668	619
Equipment and furniture expense	253	262
Service and data processing fees	842	654
Computer software, supplies and support	339	207
Advertising and promotion	132	136
FDIC insurance premiums	192	192
Legal and professional fees	592	455
Other	998	781
Total noninterest expense	8,773	7,563

Income before provision for income taxes	4,943	4,899
Provision for income taxes	1,357	1,420
Net income	$3,586	$3,479

Basic earnings per share	$0.85	$0.83
Basic average shares outstanding	4,215,738	4,199,349
Diluted earnings per share	$0.84	$0.82
Diluted average shares outstanding	4,246,793	4,237,766
Dividends per share	$0.36	$0.35

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2014 and 2013
(Unaudited)
(In thousands, except share and per share amounts)

	2014	2013
Interest income:
Loans	$4,944	$4,626
Investment securities - taxable	134	167
Mortgage-backed securities	741	644
Investment securities - tax exempt	580	508
Interest bearing deposits and federal funds sold	8	6
Total interest income	6,407	5,951

Interest expense:
Interest on deposits	500	549
Interest on borrowings	63	33
Total interest expense	563	582

Net interest income	5,844	5,369
Provision for loan losses	305	508
Net interest income after provision for loan losses	5,539	4,861

Noninterest income:
Service charges on deposit accounts	730	655
Debit card fees	429	386
Investment services	87	87
E-commerce fees	25	25
Other operating income	169	163
Total noninterest income	1,440	1,316

Noninterest expense:
Salaries and employee benefits	2,390	2,063
Occupancy expense	344	296
Equipment and furniture expense	177	149
Service and data processing fees	388	318
Computer software, supplies and support	106	93
Advertising and promotion	51	69
FDIC insurance premiums	101	103
Legal and professional fees	379	250
Other	560	410
Total noninterest expense	4,496	3,751

Income before provision for income taxes	2,483	2,426
Provision for income taxes	672	701
Net income	$1,811	$1,725

Basic earnings per share	$0.43	$0.41
Basic average shares outstanding	4,217,118	4,203,985
Diluted earnings per share	$0.43	$0.41
Diluted average shares outstanding	4,248,175	4,240,216
Dividends per share	$0.180	$0.175

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Net Income	$3,586	$3,479
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities, net of income taxes of $89 and ($434), respectively	142	(688)

Accretion of unrealized loss on securities transferred to held to maturity, net of income taxes of $100 and $27, respectively(1)	159	43

Total other comprehensive income (loss), net of taxes	301	(645)

Comprehensive income	$3,887	$2,834

(1)
The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Net Income	$1,811	$1,725
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities, net of income taxes of $77 and ($77), respectively	124	(123)

Accretion of unrealized loss on securities transferred to held to maturity, net of income taxes of $34 and $26, respectively(1)	54	41

Total other comprehensive income (loss), net of taxes	178	(82)

Comprehensive income	$1,989	$1,643

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

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2014 and 2013
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2013	$431	$11,168	$46,112	$(750)	$(853)	$56,108
Options exercised		(13)			120	107
Tax benefit of stock based compensation		27				27
Dividends declared[1]			(668)			(668)
Net income			3,479			3,479
Other comprehensive loss, net of taxes				(645)		(645)
Balance at December 31, 2013	$431	$11,182	$48,923	$(1,395)	$(733)	$58,408

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2014	$431	11,208	$51,305	$(1,050)	$(694)	$61,200
Options exercised		25			39	64
Tax benefit of stock based compensation		6				6
Dividends declared[1]			(693)			(693)
Net income			3,586			3,586
Other comprehensive income, net of taxes				301		301
Balance at December 31, 2014	$431	$11,239	$54,198	$(749)	$(655)	$64,464

(1)
Dividends declared were $0.36 per share and $0.35 per share for the six months ended December 31, 2014 and 2013. This is based on total number of shares outstanding.  However, Greene County Bancorp, MHC, the owner of 54.6% of the Company’s shares outstanding waived its right to receive dividends during the six months ended December 31, 2014 and 2013.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Cash flows from operating activities:
Net Income	$3,586	$3,479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	260	341
Deferred income tax benefit	(1,542)	(1,567)
Net amortization of premiums and discounts	627	969
Net amortization of deferred loan costs and fees	182	179
Provision for loan losses	716	821
Loss (gain) on foreclosed real estate	92	(5)
Excess tax benefit from share-based payment arrangements	(6)	(27)
Net increase in accrued income taxes	2,837	2,909
Net increase in accrued interest receivable	(227)	(91)
Net increase in prepaid and other assets	(1,264)	(309)
Net increase (decrease) in other liabilities	122	(36)
Net cash provided by operating activities	5,383	6,663

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities	2,250	515
Purchases of securities	(18,941)	-
Principal payments on securities	3,805	4,383
Securities held to maturity:
Proceeds from maturities	9,822	14,864
Purchases of securities	(12,266)	(11,107)
Principal payments on securities	3,155	4,528
Net redemption of Federal Home Loan Bank Stock	(1,669)	(1,152)
Net increase in loans receivable	(24,807)	(29,061)
Proceeds from sale of foreclosed real estate	302	105
Purchases of premises and equipment	(308)	(346)
Net cash used by investing activities	(38,657)	(17,271)

Cash flows from financing activities
Net increase in short-term FHLB advances	40,350	21,100
Proceeds from long-term FHLB advances	1,000	4,500
Payment of cash dividends	(693)	(668)
Proceeds from issuance of stock options	64	107
Excess tax benefit from share-based payment arrangements	6	27
Net decrease in deposits	(6,393)	(9,004)
Net cash provided by financing activities	34,334	16,062

Net increase in cash and cash equivalents	1,060	5,454
Cash and cash equivalents at beginning of period	13,809	6,222
Cash and cash equivalents at end of period	$14,869	$11,676

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$502	404
Available for sale securities transferred at fair value to held to maturity	-	11,735
Cash paid during period for:
Interest	$1,131	$1,156
Income taxes	$62	$78

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Six and Three Months Ended December 31, 2014 and 2013

(1)	Basis of Presentation

The accompanying unaudited consolidated statement of financial condition as of June 30, 2014 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the six and three months ended December 31, 2014 and 2013 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2014, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the six and three months ended December 31, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Greene County Bancorp, Inc. has two wholly-owned subsidiaries, The Bank of Greene County and Greene Risk Management, Inc.  Greene Risk Management, Inc. was formed on December 30, 2014 as a pooled captive insurance company subsidiary, incorporated in the State of Nevada, to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

Index
Greene County Bancorp, Inc.’s primary business is the ownership and operation of its banking subsidiaries.  The Bank of Greene County has twelve full-service offices and an administrative office, operations center and lending center located in its market area within the Hudson Valley Region of New York State.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  The Bank of Greene County has two subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd.is a real estate investment trust, which holds mortgages and notes which were originated through and serviced by The Bank of Greene County.

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

(4)	Securities

Securities at December 31, 2014 consisted of the following:

(In thousands) Securities available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government sponsored enterprises	$8,623	$230	$-	$8,853
State and political subdivisions	20,260	16	3	20,273
Mortgage-backed securities-residential	8,558	181	15	8,724
Mortgage-backed securities-multi-family	26,092	199	106	26,185
Asset-backed securities	14	-	2	12
Corporate debt securities	4,553	306	15	4,844
Total debt securities	68,100	932	141	68,891
Equity securities	62	118	-	180
Total securities available for sale	68,162	1,050	141	69,071
Securities held to maturity:
U.S. government sponsored enterprises	2,000	-	83	1,917
State and political subdivisions	93,968	745	79	94,634
Mortgage-backed securities-residential	20,185	964	-	21,149
Mortgage-backed securities-multi-family	64,058	872	1,490	63,440
Other securities	854	-	13	841
Total securities held to maturity	181,065	2,581	1,665	181,981
Total securities	$249,227	$3,631	$1,806	$251,052

Index
Securities at June 30, 2014 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$10,648	$250	$-	$10,898
State and political subdivisions	1,324	23	-	1,347
Mortgage-backed securities-residential	9,345	213	13	9,545
Mortgage-backed securities-multi-family	29,268	89	339	29,018
Asset-backed securities	15	-	2	13
Corporate debt securities	4,811	375	16	5,170
Total debt securities	55,411	950	370	55,991
Equity securities	62	98	-	160
Total securities available for sale	55,473	1,048	370	56,151
Securities held to maturity:
U.S. government sponsored enterprises	2,000	-	102	1,898
State and political subdivisions	91,634	787	204	92,217
Mortgage-backed securities-residential	22,785	1,150	-	23,935
Mortgage-backed securities-multi-family	64,605	759	2,381	62,983
Other securities	922	1	24	899
Total securities held to maturity	181,946	2,697	2,711	181,932
Total securities	$237,419	$3,745	$3,081	$238,083

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  The Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA.  As of December 31, 2014 and June 30, 2014, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities

Securities available for sale:
State and political subdivisions	$801	$3	1	$-	$-	-	$801	$3	1
Mortgage-backed securities-residential	4,031	15	2	-	-		4,031	15	2
Mortgage-backed securities-multi-family	3,801	41	3	6,734	65	3	10,535	106	6
Asset-backed securities	-	-	-	12	2	1	12	2	1
Corporate debt securities	764	15	3	-	-	-	764	15	3
Total securities available for sale	9,397	74	9	6,746	67	4	16,143	141	13
Securities held to maturity:
U.S. government sponsored enterprises	1,917	83	1	-	-	-	1,917	83	1
State and political subdivisions	5,658	73	26	288	6	6	5,946	79	32
Mortgage-backed securities-multi-family	26,832	1,095	7	11,726	395	5	38,558	1,490	12
Other securities	210	2	2	411	11	1	621	13	3
Total securities held to maturity	34,617	1,253	36	12,425	412	12	47,042	1,665	48
Total securities	$44,014	$1,327	45	$19,171	$479	16	$63,185	$1,806	61

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the six and three months ended December 31, 2014 and 2013, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the six and three months ended December 31, 2014 and 2013.

Index
The estimated fair values of debt securities at December 31, 2014, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$23,138	$23,165
After one year through five years	5,681	5,981
After five years through ten years	4,617	4,824
After ten years	-	-
Total available for sale debt securities	33,436	33,970
Mortgage-backed and asset-backed securities	34,664	34,921
Equity securities	62	180
Total available for sale securities	68,162	69,071

Held to maturity debt securities
Within one year	26,623	26,658
After one year through five years	42,642	43,013
After five years through ten years	19,448	19,573
After ten years	8,109	8,148
Total held to maturity debt securities	96,822	97,392
Mortgage-backed	84,243	84,589
Total held to maturity securities	181,065	181,981
Total securities	$249,227	$251,052

As of December 31, 2014 and June 30, 2014, respectively, securities with an aggregate fair value of $217.1 million and $210.0 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of December 31, 2014 and June 30, 2014, securities with an aggregate fair value of $4.8 million and $5.2 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the six and three months ended December 31, 2014 or 2013.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the six and three months ended December 31, 2014 or 2013.

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

Index
Loan balances by internal credit quality indicator as of December 31, 2014 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$223,094	$599	$98	$2,971	$226,762
Nonresidential mortgage	122,660	-	1,752	2,831	127,243
Residential construction and land	3,651	-	-	-	3,651
Commercial construction	5,686	-	-	-	5,686
Multi-family	4,347	-	-	109	4,456
Home equity	20,818	33	-	221	21,072
Consumer installment	4,105	-	-	-	4,105
Commercial loans	35,410	4	356	883	36,653
Total gross loans	$419,771	$636	$2,206	$7,015	$429,628

Loan balances by internal credit quality indicator as of June 30, 2014 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$223,772	$221	$99	$3,281	$227,373
Nonresidential mortgage	109,281	-	1,789	2,996	114,066
Residential construction and land	3,005	-	-	-	3,005
Commercial construction	1,558	-	-	-	1,558
Multi-family	3,946	-	-	113	4,059
Home equity	20,239	-	-	339	20,578
Consumer installment	4,208	-	-	-	4,208
Commercial loans	29,686	-	385	923	30,994
Total gross loans	$395,695	$221	$2,273	$7,652	$405,841

The Company had no loans classified Doubtful or Loss at December 31, 2014 or June 30, 2014.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2014 and June 30, 2014.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has remained historically high over the past several years.  These high levels have been the result of adverse changes within the economy and increases in local unemployment.   These levels are also due in part to the extended length of time required to meet all of the legal requirements mandated by New York state law prior to a foreclosure sale, which may be in excess of two years. Loans on nonaccrual status totaled $5.8 million at December 31, 2014 of which $2.8 million were in the process of foreclosure.  Included in nonaccrual loans were $3.3 million of loans which were less than 90 days past due at December 31, 2014, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $489,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $5.9 million at June 30, 2014 of which $3.0 million were in the process of foreclosure.  Included in nonaccrual loans were $922,000 of loans which were less than 90 days past due at June 30, 2014, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of December 31, 2014:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$1,088	$616	$1,646	$3,350	$223,412	$226,762	$2,080
Nonresidential mortgage	865	1,576	939	3,380	123,863	127,243	3,103
Residential construction and land	-	-	-	-	3,651	3,651	-
Commercial construction	-	-	-	-	5,686	5,686	-
Multi-family	-	-	-	-	4,456	4,456	-
Home equity	304	33	221	558	20,514	21,072	221
Consumer installment	70	-	-	70	4,035	4,105	-
Commercial loans	720	102	200	1,022	35,631	36,653	418
Total gross loans	$3,047	$2,327	$3,006	$8,380	$421,248	$429,628	$5,822

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2014:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$1,047	$290	$1,938	$3,275	$224,098	$227,373	$2,473
Nonresidential mortgage	-	504	2,688	3,192	110,874	114,066	2,775
Residential construction and land	-	-	-	-	3,005	3,005	-
Commercial construction	-	-	-	-	1,558	1,558	-
Multi-family	-	-	-	-	4,059	4,059	-
Home equity	260	-	339	599	19,979	20,578	339
Consumer installment	51	-	-	51	4,157	4,208	-
Commercial loans	509	123	278	910	30,084	30,994	312
Total gross loans	$1,867	$917	$5,243	$8,027	$397,814	$405,841	$5,899

The Bank of Greene County had accruing loans delinquent more than 90 days as of December 31, 2014 totaling $465,000 and had accruing loans delinquent more than 90 days as of June 30, 2014 totaling $266,000.    The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the six and three months ended December 31:

	For the six months ended December 31,		For the three months ended December 31
(In thousands)	2014	2013	2014	2013
Interest income that would have been recorded if loans had been performing in accordance with original terms	$199	$208	$71	$83
Interest income that was recorded on nonaccrual loans	85	64	39	35

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

The tables below detail additional information on impaired loans at the date or periods indicated:

	As of December 31, 2014			For the six months ended December 31, 2014		For the three months ended December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$671	$671	$-	$672	$13	$672	$10
Nonresidential mortgage	453	453	-	457	13	455	6
Home equity	-	-	-	80	-	64	-
	1,124	1,124	-	1,209	26	1,191	16
With an allowance recorded:
Residential mortgage	2,124	2,124	363	2,669	47	2,450	16
Nonresidential mortgage	2,416	2,803	333	2,476	42	2,429	-
Home equity	200	200	90	200	-	200	-
Commercial loans	599	599	3	600	20	599	10
	5,339	5,726	789	5,945	109	5,678	26
Total impaired:
Residential mortgage	2,795	2,795	363	3,341	60	3,122	26
Nonresidential mortgage	2,869	3,256	333	2,933	55	2,884	6
Home equity	200	200	90	280	-	264	-
Commercial loans	599	599	3	600	20	599	10
	$6,463	$6,850	$789	$7,154	$135	$6,869	$42

Index
	As of June 30, 2014			For the six months ended December 31, 2013		For the three months ended December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$206	$206	$-	$399	$1	$207	$1
Nonresidential mortgage	461	461	-	596	17	539	8
Home equity	96	96	-	-	-	-	-
	763	763	-	995	18	746	9
With an allowance recorded:
Residential mortgage	2,700	2,790	441	3,100	30	3,065	15
Nonresidential mortgage	2,572	2,959	338	1,992	20	2,423	12
Commercial construction	-	-	-	701	17	350	-
Multi-family	-	-	-	386	-	308	-
Home equity	200	200	87	100	-	200	-
Commercial loans	603	603	3	607	20	607	10
	6,075	6,552	869	6,886	87	6,953	37
Total impaired:
Residential mortgage	2,906	2,996	441	3,499	31	3,272	16
Nonresidential mortgage	3,033	3,420	338	2,588	37	2,962	20
Commercial construction	-	-	-	701	17	350	-
Multi-family	-	-	-	386	-	308	-
Home equity	296	296	87	100	-	200	-
Commercial loans	603	603	3	607	20	607	10
	$6,838	$7,315	$869	$7,881	$105	$7,699	$46

Index
The table below details loans that have been modified as a troubled debt restructuring during the six and three month periods ended December 31, 2014 and 2013.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Six months ended December 31, 2014
Residential mortgage	1	$164	$184	$184

Six months ended December 31, 2013
Residential mortgage	2	$367	$367	$362
Nonresidential mortgage	3	1,647	1,688	1,683

Three months ended December 31, 2014
Residential mortgage	1	$164	$184	$184

Three months ended December 31, 2013
Nonresidential mortgage	2	$1,205	$1,246	$1,245

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

There were no loans that have been modified as a troubled debt restructuring during the previous twelve months which have subsequently defaulted during the six and three months ended December 31, 2014.

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

	Activity for the three months ended December 31, 2014
(In thousands)	Balance at September 30, 2014	Charge-offs	Recoveries	Provision	Balance at December 31, 2014
Residential mortgage	$2,647	$168	$-	$110	$2,589
Nonresidential mortgage	3,164	-	-	303	3,467
Residential construction and land	41	-	-	10	51
Commercial construction	109	-	-	39	148
Multi-family	45	-	-	(1)	44
Home equity	376	-	-	(4)	372
Consumer installment	243	66	5	62	244
Commercial loans	831	6	6	50	881
Unallocated	264	-	-	(264)	-
Total	$7,720	$240	$11	$305	$7,796

	Activity for the six months ended December 31, 2014
(In thousands)	Balance at June 30, 2014	Charge-offs	Recoveries	Provision	Balance at December 31, 2014
Residential mortgage	$2,731	$242	$-	$100	$2,589
Nonresidential mortgage	2,936	-	-	531	3,467
Residential construction and land	42	-	-	9	51
Commercial construction	38	-	-	110	148
Multi-family	59	-	-	(15)	44
Home equity	361	-	-	11	372
Consumer installment	240	121	24	101	244
Commercial loans	811	6	6	70	881
Unallocated	201	-	-	(201)	-
Total	$7,419	$369	$30	$716	$7,796

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance December 31, 2014 Impairment Analysis		Ending Balance December 31, 2014 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$363	$2,226	$2,795	$223,967
Nonresidential mortgage	333	3,134	2,869	124,374
Residential construction and land	-	51	-	3,651
Commercial construction	-	148	-	5,686
Multi-family	-	44	-	4,456
Home equity	90	282	200	20,872
Consumer installment	-	244	-	4,105
Commercial loans	3	878	599	36,054
Unallocated	-	-	-	-
Total	$789	$7,007	$6,463	$423,165

	Activity for the three months ended December 31, 2013
(In thousands)	Balance at September 30, 2013	Charge-offs	Recoveries	Provision	Balance at December 31, 2013
Residential mortgage	$2,558	$205	$-	$419	$2,772
Nonresidential mortgage	2,622	87	-	205	2,740
Residential construction and land	46	-	-	1	47
Commercial construction	356	-	-	(270)	86
Multi-family	110	24	-	21	107
Home equity	293	8	-	75	360
Consumer installment	221	61	17	66	243
Commercial loans	822	1	4	(52)	773
Unallocated	-	-	-	43	43
Total	$7,028	$386	$21	$508	$7,171

	Activity for the six months ended December 31, 2013
(In thousands)	Balance at June 30, 2013	Charge-offs	Recoveries	Provision	Balance at December 31, 2013
Residential mortgage	$2,627	$282	$-	$427	$2,772
Nonresidential mortgage	2,476	87	-	351	2,740
Residential construction and land	37	-	-	10	47
Commercial construction	392	-	-	(306)	86
Multi-family	139	24	-	(8)	107
Home equity	275	8	-	93	360
Consumer installment	222	120	32	109	243
Commercial loans	809	205	4	165	773
Unallocated	63	-	-	(20)	43
Total	$7,040	$726	$36	$821	$7,171

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2014 Impairment Analysis		Ending Balance June 30, 2014 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$441	$2,290	$2,906	$224,467
Nonresidential mortgage	338	2,598	3,033	111,033
Residential construction and land	-	42	-	3,005
Commercial construction	-	38	-	1,558
Multi-family	-	59	-	4,059
Home equity	87	274	296	20,282
Consumer installment	-	240	-	4,208
Commercial loans	3	808	603	30,391
Unallocated	-	201	-	-
Total	$869	$6,550	$6,838	$399,003

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2014 and June 30, 2014 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$8,853	$-	$8,853	$-
State and political subdivisions	20,273	-	20,273	-
Mortgage-backed securities-residential	8,724	-	8,724	-
Mortgage-backed securities-multi-family	26,185	-	26,185	-
Asset-backed securities	12	12	-	-
Corporate debt securities	4,844	4,844	-	-
Equity securities	180	180	-	-
Securities available for sale	$69,071	$5,036	$64,035	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$10,898	$-	$10,898	$-
State and political subdivisions	1,347	-	1,347	-
Mortgage-backed securities-residential	9,545	-	9,545	-
Mortgage-backed securities-multi-family	29,018	-	29,018	-
Asset-backed securities	13	13	-	-
Corporate debt securities	5,170	5,170	-	-
Equity securities	160	160	-	-
Securities available for sale	$56,151	$5,343	$50,808	$-

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

Index
		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired loans	$3,154	$-	$-	$3,154
Foreclosed real estate	404	-	-	404

June 30, 2014
Impaired loans	$3,527	$-	$-	$3,527
Foreclosed real estate	382			382

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2014
Impaired Loans	$3,154	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	12.66%
			Liquidation expenses(3)	0.00%-9.22%	3.80%
Foreclosed real estate	404	Appraisal of collateral(1)	Appraisal adjustments(2)	7.41%-19.00%	6.08%
			Liquidation expenses(3)	7.59%-15.63%	11.15%
June 30, 2014
Impaired loans	$3,527	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	15.26%
			Liquidation expenses(3)	0.00%-9.22%	3.82%
Foreclosed real estate	382	Appraisal of collateral(1)	Appraisal adjustments(2)	9.30%-19.00%	12.18%
			Liquidation expenses(3)	6.00%-10.86%	7.95%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

At December 31, 2014, loans subject to nonrecurring fair value measurement had a recorded investment of $3.7 million with related allowances of $578,000.  At June 30, 2014, loans subject to nonrecurring fair value measurement had a recorded investment of $4.2 million with related allowances of $721,000. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2014 and June 30, 2014, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	December 31, 2014		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$14,869	$14,869	$14,869	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	69,071	69,071	5,036	64,035	-
Securities held to maturity	181,065	181,981	-	181,981	-
Federal Home Loan Bank stock	3,230	3,230	-	3,230	-
Net loans	422,716	432,338	-	-	432,338
Accrued interest receivable	2,937	2,937	-	2,937	-
Deposits	583,181	583,338	-	583,338	-
Federal Home Loan Bank borrowings	59,000	58,861	-	58,861	-
Accrued interest payable	60	60	-	60	-

(In thousands)	June 30, 2014		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$13,809	$13,809	$13,809	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	56,151	56,151	5,343	50,808	-
Securities held to maturity	181,946	181,932	-	181,932	-
Federal Home Loan Bank stock	1,561	1,561	-	1,561	-
Net loans	399,309	406,718	-	-	406,718
Accrued interest receivable	2,710	2,710	-	2,710	-
Deposits	589,574	589,681	-	589,681	-
Federal Home Loan Bank borrowings	17,650	17,465	-	17,465	-
Accrued interest payable	66	66	-	66	-

Index
(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the six and three months ended December 31, 2014 and 2013.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Six months ended December 31, 2014	$3,586,000
Basic		4,215,738		$0.85
Effect of dilutive stock options		31,055		(0.01)
Diluted		4,246,793		$0.84

Six months ended December 31, 2013	$3,479,000
Basic		4,199,349		$0.83
Effect of dilutive stock options		38,417		(0.01)
Diluted		4,237,766		$0.82

Three months ended December 31, 2014	$1,811,000
Basic		4,217,118	$	$ 0.43
Effect of dilutive stock options		31,057		-
Diluted		4,248,175	$	$ 0.43

Three months ended December 31, 2013	$1,725,000
Basic		4,203,985		$$0.41
Effect of dilutive stock options		36,231		-
Diluted		4,240,216		$$0.41

(8)	Dividends

On October 21, 2014, the Board of Directors declared a cash dividend for the quarter ended September 30, 2014 of $0.18 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.72 per share.  The dividend was payable to stockholders of record as of November 14, 2014, and was paid on November 28, 2014.  The MHC waived its right to receive dividends declared on its shares of the Company’s common stock for the quarter ended September 30, 2014.  The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.80 per share to be declared by the Company for the four quarters ending December 31, 2014. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the 12 months subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

Index
In November 2014, the FASB issued an amendment (ASU 2014-17) to its guidance on “Business Combinations (Topic 805)”.  The objective of this Update is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements.  The amendments provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The amendments in this Update became effective on November 18, 2014, and did not have a material impact on our consolidated results of operations or financial position.

In January 2015, the FASB issued an Update (ASU 2015-01) to its guidance on “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20).  The objective of the ASU is to simplify the income statement presentation by eliminating the concept of extraordinary items, and will align GAAP more closely with International Accounting Standards which prohibits the presentation and disclosure of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the six and three months ended December 31, 2014 and 2013 were as follows:

	Six months ended December 31,		Three months ended December 31,
(In thousands)	2014	2013	2014	2013
Interest cost	$110	$112	$55	$56
Expected return on plan assets	(162)	(158)	(81)	(79)
Amortization of net loss	52	46	26	23
Net periodic pension cost	$-	$-	$-	$-

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

The net periodic pension costs related to the SERP Plan for the six and three months ended December 31, 2014 were $99,000 and $51,000, respectively, and for the six and three months ended December 31, 2013 were $58,000 and $32,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $1.2 million and $899,000 as of December 31, 2014 and June 30, 2014, respectively.

Index
(11)	Stock-Based Compensation

At December 31, 2014, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2014.

Stock Option Plan

At December 31, 2014 and 2013, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plan for the six months ended December 31, 2014 and 2013 is as follows:

	2014		2013
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	59,435	$12.50	87,400	$12.50
Exercised	(5,100)	$12.50	(22,779)	$12.50
Outstanding at period end	54,335	$12.50	64,621	$12.50

Exercisable at period end	54,335	$12.50	64,621	$12.50

The following table presents stock options outstanding and exercisable at December 31, 2014:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	54,335	3.75	$12.50

The total intrinsic value of the options exercised during the six and three months ended December 31, 2014 was approximately $77,000 and $33,000, respectively. The total intrinsic value of the options exercised during the six and three months ended December 31, 2013 was approximately $307,000 and $157,000, respectively.  There were no stock options granted during the six months ended December 31, 2014 or 2013.  All outstanding options were fully vested at December 31, 2014 or 2013.

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

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the six months ended December 31, 2014 and 2013 is as follows:

	2014	2013
Number of options outstanding at beginning of year	665,426	462,464
Options granted	241,090	227,330
Options paid in cash upon vesting	(227,484)	(17,528)
Number of options outstanding at period end	679,032	672,266

The Company paid out $757,700 and $26,900 in cash during the six months ended December 31, 2014 and 2013, respectively on options vested.  There were no option payments made during the three months ended December 31, 2014 and 2013 on options vested. The Company recognized $380,000 and $339,800 in compensation costs related to the Plan during the six months ended December 31, 2014 and 2013, respectively.    The Company recognized $210,000 and $180,000 in compensation costs related to the Plan during the three months ended December 31, 2014 and 2013, respectively. The total liability for the long-term incentive plan was $777,900 and $1.2 million as of December 31, 2014 and June 30, 2014, respectively.

(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2014 and June 30, 2014 are presented in the following table:

(In thousands)
Other comprehensive (loss) income:	December 31, 2014	June 30, 2014
Unrealized (loss) gain on available for sale securities, net of tax	$558	$416
Unrealized loss on securities transferred to held to maturity, net of tax	(72)	(231)
Net losses and past service liability for defined benefit plan, net of tax	(1,235)	(1,235)
Accumulated other comprehensive loss	$(749)	$(1,050)

(13)	Subsequent events

On January 20, 2015, the Board of Directors declared a cash dividend for the quarter ended December 31, 2014 of $0.18 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.72 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 13, 2015, and will be paid on February 27, 2015.  For purposes of liquidity and cash flow, the MHC does not intend to waive its receipt of this dividend.  Therefore, the dividend will be paid on all outstanding shares as of the record date.

Although the MHC will not waive the receipt of dividends to be paid on February 27, 2015, the MHC intends to waive dividends in future periods.  However, the waiver of dividends by the MHC are subject to the MHC obtaining approval of its members at a special meeting of members and receipt of the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. A special meeting of members of the MHC is scheduled for February 17, 2015 to vote on a proposal for the MHC to continue to waive its right to receive annual dividends declared by Greene County Bancorp, Inc. in the four quarters subsequent to the approval of this proposal.  Management believes that this proposal will be approved at this special meeting.  Once member approval has been obtained, the MHC will submit its request to the Federal Reserve Board to seek its non-objection to the dividend waiver.

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

Index
Comparison of Financial Condition as of December 31, 2014 and June 30, 2014

ASSETS

Total assets of the Company were $712.4 million at December 31, 2014 as compared to $674.2 million at June 30, 2014, an increase of $38.2 million, or 5.7%.  Securities available for sale and held to maturity amounted to $250.1 million, or 35.1% of assets, at December 31, 2014 as compared to $238.1 million, or 35.3% of assets, at June 30, 2014, an increase of $12.0 million, or 5.0%.   Net loans grew by $23.4 million, or 5.9%, to $422.7 million at December 31, 2014 as compared to $399.3 million at June 30, 2014.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $1.1 million to $14.9 million at December 31, 2014 from $13.8 million at June 30, 2014.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities, including available-for-sale and held-to-maturity issues, increased $12.0 million, or 5.0%, to $250.1 million at December 31, 2014 as compared to $238.1 million at June 30, 2014.  Securities purchases totaled $31.2 million during the six months ended December 31, 2014 and consisted of state and political subdivision securities. Principal pay-downs and maturities during the six months amounted to $19.0 million, of which $7.0 million were mortgage-backed securities, $9.8 million were state and political subdivision securities, $250,000 were corporate debt securities and $2.0 million were U.S. government sponsored enterprises securities. At December 31, 2014, 45.7% of our securities were state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	December 31, 2014		June 30, 2014
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available for sale:
U.S. government sponsored enterprises	$8,853	3.5%	$10,898	4.5%
State and political subdivisions	20,273	8.1	1,347	0.6
Mortgage-backed securities-residential	8,724	3.5	9,545	4.0
Mortgage-backed securities-multifamily	26,185	10.5	29,018	12.2
Asset-backed securities	12	0.0	13	0.0
Corporate debt securities	4,844	1.9	5,170	2.2
Total debt securities	68,891	27.5	55,991	23.5
Equity securities	180	0.1	160	0.1
Total securities available for sale	69,071	27.6	56,151	23.6
Securities held to maturity:
U.S. government sponsored enterprises	2,000	0.8	2,000	0.8
State and political subdivisions	93,968	37.6	91,634	38.5
Mortgage-backed securities-residential	20,185	8.1	22,785	9.6
Mortgage-backed securities-multifamily	64,058	25.6	64,605	27.1
Other securities	854	0.3	922	0.4
Total securities held to maturity	181,065	72.4	181,946	76.4
Total securities	$250,136	100.0%	$238,097	100.0%

LOANS

Net loans receivable increased $23.4 million, or 5.9%, to $422.7 million at December 31, 2014 from $399.3 million at June 30, 2014.  The loan growth experienced during the period consisted primarily of $13.2 million in nonresidential real estate loans, $4.8 million in construction loans, $397,000 in multi-family mortgage loans, $494,000 in home equity loans, and $5.6 million in non-mortgage loans, and was partially offset by a $611,000 decrease in residential mortgage loans, and a $377,000 increase in the allowance for loan losses.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	December 31, 2014		June 30, 2014
Real estate mortgages:	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential mortgage	$226,762	52.8%	$227,373	56.0%
Nonresidential mortgage	127,243	29.6	114,066	28.1
Construction and land	9,337	2.2	4,563	1.1
Multi-family	4,456	1.0	4,059	1.0
Total real estate mortgages	367,798	85.6	350,061	86.2
Home equity	21,072	4.9	20,578	5.1
Consumer installment	4,105	1.0	4,208	1.0
Commercial loans	36,653	8.5	30,994	7.7
Total gross loans	429,628	100.0%	405,841	100.0%
Deferred fees and costs	884		887
Allowance for loan losses	(7,796)		(7,419)
Total net loans	$422,716		$399,309

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

Index
Analysis of allowance for loan losses activity

	At or for the six months ended December 31,
(Dollars in thousands)	2014	2013
Balance at the beginning of the period	$7,419	$7,040
Charge-offs:
Residential real estate mortgages	242	282
Nonresidential mortgage	-	87
Multi-family	-	24
Home equity	-	8
Consumer installment	121	120
Commercial loans	6	205
Total loans charged off	369	726

Recoveries:
Consumer installment	24	32
Commercial loans	6	4
Total recoveries	30	36

Net charge-offs	339	690

Provisions charged to operations	716	821
Balance at the end of the period	7,796	7,171

Net charge-offs to average loans outstanding	0.17%	0.37%
Net charge-offs to nonperforming assets	9.87%	20.14%
Allowance for loan losses to nonperforming loans	123.98%	114.70%
Allowance for loan losses to total loans receivable	1.81%	1.82%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At December 31, 2014	At June 30, 2014
Nonaccruing loans:
Residential	$2,080	$2,473
Nonresidential	3,103	2,775
Home equity loans	221	339
Commercial loans	418	312
Total nonaccruing loans	5,822	5,899
90 days & accruing
Residential	465	266
Total 90 days & accruing	465	266
Total nonperforming loans	6,287	6,165
Foreclosed real estate:
Residential	581	473
Total foreclosed real estate	581	473
Total nonperforming assets	$6,868	$6,638

Troubled debt restructuring:
Nonperforming (included above)	$2,995	$3,093
Performing (accruing and excluded above)	1,493	1,504

Total nonperforming assets as a percentage of total assets	0.96%	0.98%
Total nonperforming loans to net loans	1.49%	1.54%

The table below details additional information related to nonaccrual loans for the six and three months ended December 31:

	For the six months ended December 31,		For the three months ended December 31
(In thousands)	2014	2013	2014	2013
Interest income that would have been recorded if loans had been performing in accordance with original terms	$199	$208	$71	$83
Interest income that was recorded on nonaccrual loans	85	64	39	35

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:

(In thousands)	December 31, 2014	June 30, 2014
Balance of impaired loans, with a valuation allowance	$5,339	$6,075
Allowances relating to impaired loans included in allowance for loan losses	789	869
Balance of impaired loans, without a valuation allowance	1,124	763

	For the six months ended December 31,		For the three months ended December 31
(In thousands)	2014	2013	2014	2013
Average balance of impaired loans for the periods ended	$7,154	$7,881	$6,869	$7,699
Interest income recorded on impaired loans during the periods ended	135	105	42	46

Index
Nonperforming assets amounted to $6.9 million at December 31, 2014 and $6.6 million as of June 30, 2014, an increase of $230,000 or 3.5%, and total impaired loans amounted to $6.5 million at December 31, 2014 compared to $6.8 million at June 30, 2014, a decrease of $375,000 or 5.5%.  Loans on nonaccrual status totaled $5.8 million at December 31, 2014 of which $2.8 million were in the process of foreclosure.  Included in nonaccrual loans were $3.3 million of loans which were less than 90 days past due at December 31, 2014, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $489,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

DEPOSITS

Total deposits decreased $6.4 million, or 1.1%, to $583.2 million at December 31, 2014 from $589.6 million at June 30, 2014.  Interest bearing checking accounts (NOW accounts) decreased $9.7 million, or 4.4%, to $210.9 million at December 31, 2014 as compared to $220.6 million at June 30, 2014. Savings deposits decreased $4.0 million from $165.2 million at June 30, 2014 to $161.2 million at December 31, 2014, and certificates of deposit decreased $2.4 million from $48.9 million at June 30, 2014 to $46.5 million at December 31, 2014.  Partially offsetting these decreases was an increase of $10.9 million, or 12.5%, in money market deposits between June 30, 2014 and December 31, 2014.

(In thousands)	At December 31, 2014	Percentage of Portfolio	At June 30, 2014	Percentage of Portfolio
Noninterest bearing deposits	$66,348	11.4%	$67,446	11.5%
Certificates of deposit	46,493	8.0	48,900	8.3
Savings deposits	161,202	27.6	165,227	28.0
Money market deposits	98,247	16.8	87,363	14.8
NOW deposits	210,891	36.2	220,638	37.4
Total deposits	$583,181	100.0%	$589,574	100.0%

BORROWINGS

During the year ended June 30, 2014, the Company entered into an Irrevocable Letter of Credit Reimbursement Agreement with the Federal Home Loan Bank of New York (“FHLB”), whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  At December 31, 2014, The Bank of Greene County had pledged approximately $206.2 million of its residential mortgage portfolio as collateral for borrowing and stand-by letters of credit with the FHLB.  The maximum amount of funding available from the FHLB was $166.5 million at December 31, 2014, of which $59.0 million in borrowings and $200,000 in stand-by letters of credit were outstanding at December 31, 2014.  There were $43.5 million in short term borrowings outstanding at December 31, 2014.  Interest rates on short term borrowings are determined at the time of borrowing.  The remaining $15.5 million consisted of long-term fixed rate, fixed term advances with a weighted average rate of 1.46% and a weighted average maturity of 43 months.  The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At December 31, 2014, approximately $4.8 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2014 or 2013.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At December 31, 2014 and 2013 there were no balances outstanding on either of these lines of credit, and there was no activity during the six months ended December 31, 2014 and 2013.

Index
Scheduled maturities of long-term borrowings at December 31, 2014 were as follows:

(In thousands)
Within the year ended June 30,
2015	$-
2016	-
2017	2,500
2018	4,500
2019	5,500
Due after 2019	3,000
$15,500

EQUITY

Shareholders’ equity increased to $64.5 million at December 31, 2014 from $61.2 million at June 30, 2014, as net income of $3.6 million and a $301,000 decrease in other accumulated comprehensive loss was partially offset by dividends declared and paid of $693,000.  Other changes in equity, totaling a $70,000 increase, were the result of options exercised pursuant to the Company’s 2008 Stock Option Plan.

Selected Equity Data:	At December 31,
	2014	2013
Shareholders’ equity to total assets, at end of period	9.05%	8.95%
Average shareholders’ equity to average assets	9.15%	8.87%
Book value per share	$15.28	$13.88
Closing market price of common stock	$30.10	$26.00

Index
Comparison of Operating Results for the Six and Three Months Ended December 31, 2014 and 2013

Average Balance Sheet

The following tables set forth certain information relating to Greene County Bancorp, Inc. for the six and three ended December 31, 2014 and 2013.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Six Months Ended December 31, 2014 and 2013

	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest Earning Assets:
Loans receivable, net[1]	$415,279	$9,783	4.71%	$380,121	$9,124	4.80%
Securities[2]	247,465	2,824	2.28	240,851	2,621	2.18
Interest bearing bank balances and federal funds	5,031	10	0.40	4,163	8	0.38
FHLB stock	1,606	31	3.86	1,347	24	3.56
Total interest earning assets	669,381	12,648	3.78%	626,482	11,777	3.76%
Cash and due from banks	7,133			6,356
Allowance for loan losses	(7,607)			(6,972)
Other non-interest earning assets	17,297			16,902
Total assets	$686,204			$642,768

Interest-Bearing Liabilities:
Savings and money market deposits	$258,196	$410	0.32%	$250,341	$471	0.38%
NOW deposits	225,668	430	0.38	208,296	454	0.44
Certificates of deposit	47,349	161	0.68	52,918	174	0.66
Borrowings	22,195	124	1.12	13,701	61	0.89
Total interest bearing liabilities	553,408	1,125	0.41%	525,256	1,160	0.44%
Non-interest bearing deposits	67,302			58,281
Other non-interest bearing liabilities	2,737			2,189
Shareholders' equity	62,757			57,042
Total liabilities and equity	$686,204			$642,768

Net interest income		$11,523			$10,617
Net interest rate spread			3.37%			3.32%
Net earnings assets	$115,973			$101,226
Net interest margin			3.44%			3.39%
Average interest earning assets to average interest bearing liabilities	120.96%			119.27%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Index
Three Months Ended December 31, 2014 and 2013

	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest Earning Assets:
Loans receivable, net[1]	$421,550	$4,944	4.69%	$388,126	$4,626	4.77%
Securities[2]	249,687	1,438	2.30	236,807	1,305	2.20
Interest bearing bank balances and federal funds	8,902	8	0.36	7,668	6	0.31
FHLB stock	1,557	17	4.37	1,322	14	4.24
Total interest earning assets	681,696	6,407	3.76%	633,923	5,951	3.76%
Cash and due from banks	6,977			6,507
Allowance for loan losses	(7,747)			(6,964)
Other non-interest earning assets	17,241			16,860
Total assets	$698,167			$650,326

Interest-Bearing Liabilities:
Savings and money market deposits	$263,478	$206	0.31%	$250,270	$233	0.37%
NOW deposits	233,257	218	0.37	217,749	232	0.43
Certificates of deposit	46,697	76	0.65	51,540	84	0.65
Borrowings	21,820	63	1.15	13,140	33	1.00
Total interest bearing liabilities	565,252	563	0.40%	532,699	582	0.44%
Non-interest bearing deposits	66,893			57,890
Other non-interest bearing liabilities	2,443			2,114
Shareholders' equity	63,579			57,623
Total liabilities and equity	$698,167			$650,326

Net interest income		$5,844			$5,369
Net interest rate spread			3.36%			3.32%
Net earnings assets	$116,444			$101,224
Net interest margin			3.43%			3.39%
Average interest earning assets to average interest bearing liabilities	120.60%			119.00%

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

	Six Months Ended December 31,			Three Months Ended December 31,
(Dollars in thousands)	2014 versus 2013			2014 versus 2013
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$832	$(173)	$659	$396	$(78)	$318
Securities[2]	76	127	203	72	61	133
Interest bearing bank balances and federal funds	2	0	2	1	1	2
FHLB stock	5	2	7	3	0	3
Total interest earning assets	915	(44)	871	472	(16)	456

Interest-Bearing Liabilities:
Savings and money market deposits	15	(76)	(61)	12	(39)	(27)
NOW deposits	38	(62)	(24)	17	(31)	(14)
Certificates of deposit	(18)	5	(13)	(8)	(0)	(8)
Borrowings	44	19	63	24	6	30
Total interest bearing liabilities	79	(114)	(35)	45	(64)	(19)
Net change in net interest income	$836	$70	$906	$427	$48	$475

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 1.05% for the six months ended December 31, 2014 as compared to 1.08% for the six months ended December 31, 2013, and was 1.04% and 1.06% for the three months ended December 31, 2014 and 2013, respectively.  Annualized return on average equity increased to 11.43% for the six months and 11.39% for the three months ended December 31, 2014 as compared to 12.20% for the six months and 11.97% for the three months ended December 31, 2013.  The decrease in return on average assets and return on average equity was primarily the result of growth in both average assets and average equity with minimal growth in net income.  Net income amounted to $3.6 million and $3.5 million for the six months ended December 31, 2014 and 2013, respectively, an increase of $107,000 or 3.1% and amounted to $1.8 million and $1.7 million for the three months ended December 31, 2014 and 2013, respectively, an increase of $86,000 or 5.0%.   Average assets increased $43.4 million, or 6.8% to $686.2 million for the six months ended December 31, 2014 as compared to $642.8 million for the six months ended December 31, 2013.  Average equity increased $5.7 million, or 10.0%, to $62.7 million for the six months ended December 31, 2014 as compared to $57.0 million for the six months ended December 31, 2013.  Average assets increased $47.9 million, or 7.4% to $698.2 million for the three months ended December 31, 2014 as compared to $650.3 million for the three months ended December 31, 2013.  Average equity increased $6.0 million, or 10.4% to $63.6 million for the quarter ended December 31, 2014 as compared to $57.6 million for the three months ended December 31, 2013.

Index
INTEREST INCOME

Interest income amounted to $12.6 million for the six months ended December 31, 2014 as compared to $11.8 million for the six months ended December 31, 2013, an increase of $871,000, or 7.4%.  Interest income amounted to $6.4 million for the three months ended December 31, 2014 as compared to $6.0 million for the three months ended December 31, 2013, an increase of $456,000, or 7.7%. The increase in average loan balances and the increase in securities yields had the greatest impact on interest income when comparing the six and three months ended December 31, 2014 and 2013, which was offset by a decrease in the yield on loans. Average loan balances increased $35.2 million and $33.4 million while the yield on loans decreased 9 basis points and 8 basis points when comparing the six and three months ended December 31, 2014 and 2013, respectively.   Average securities increased $6.6 million and $12.9 million and the yield on such securities increased 10 basis points when comparing the six and three months ended December 31, 2014 and 2013, respectively.

INTEREST EXPENSE

Interest expense amounted to $1.1 million for the six months ended December 31, 2014 as compared to $1.2 million for the six months ended December 31, 2013, a decrease of $35,000, or 3.0%.  Interest expense amounted to $563,000 for the three months ended December 31, 2014 as compared to $582,000 for the three months ended December 31, 2013, a decrease of $19,000, or 3.3%. Decreases in rates on interest-bearing liabilities contributed to the decrease in overall interest expense.  As illustrated in the rate/volume table, interest expense was reduced $114,000 and $64,000 when comparing the six and three months ended December 31, 2014 and 2013, respectively, due to a 3 and 4 basis point decrease in the average rate on interest-bearing liabilities when comparing these same periods.

The average rate paid on NOW deposits decreased 6 basis points when comparing the six and three months ended December 31, 2014 and 2013, and the average balance of such accounts grew by $17.4 million and $15.5 million when comparing these same periods, respectively. The average balance of savings and money market deposits increased by $7.9 million and $13.2 million and the rate paid decreased by 6 basis points when comparing the six and three months ended December 31, 2014 and 2013, respectively. The average balance of certificates of deposit decreased $5.6 million and $4.8 million when comparing the six and three months ended December 31, 2014 and 2013, respectively. The average rate paid on certificate of deposits increased 2 basis points when comparing the six months ended December 31, 2014 and 2013, and remained unchanged when comparing the three months ended December 31, 2014 and 2013. This increase in rate paid on certificates of deposit for the six months is the result of the promotion of a five year certificate product.

The average balance on borrowings increased $8.5 million and the rate increased 23 basis points when comparing the six months ended December 31, 2014 and 2013.  The average balance on borrowings increased $8.7 million and the rate increased 15 basis points when comparing the three months ended December 31, 2014 and 2013.  This was the result of locking in long-term borrowings during the fiscal year ended June 30, 2014 as well as funding loan growth during the six and three months ended December 31, 2014.

NET INTEREST INCOME

Net interest income increased $906,000 to $11.5 million for the six months ended December 31, 2014 from $10.6 million for the six months ended December 31, 2013.  Net interest spread increased 5 basis points to 3.37% as compared to 3.32% when comparing the six months ended December 31, 2014 and 2013, respectively.  Net interest margin increased 5 basis points to 3.44% for the six months ended December 31, 2014 as compared to 3.39% for the six months ended December 31, 2013. Net interest income increased $475,000 to $5.8 million for the three months ended December 31, 2014 from $5.4 million for the three months ended December 31, 2013.  Net interest spread increased 4 basis points to 3.36% as compared to 3.32% when comparing the three months ended December 31, 2014 and 2013, respectively.  Net interest margin increased 4 basis points to 3.43% for the three months ended December 31, 2014 as compared to 3.39% for the three months ended December 31, 2013.  The expansion of the net interest spread and margin, along with an increase in average loan balances, led to an increase in net interest income when comparing the six and three months ended December 31, 2014 and 2013.

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

Index
PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $716,000 and $821,000 for the six months ended December 31, 2014 and 2013, respectively. The provision for loan losses amounted to $305,000 and $508,000 for the three months ended December 31, 2014 and 2013, respectively.  The higher level of provision in the six and three months ended December 31, 2013 was the result of higher levels of net charge-offs recorded in those periods.  Allowance for loan losses to total loans receivable decreased to 1.81% as of December 31, 2014 as compared to 1.83% as of June 30, 2014.  Nonperforming loans amounted to $6.3 million and $6.2 million at December 31, 2014 and June 30, 2014, respectively.  Net charge-offs amounted to $339,000 and $690,000 for the six months ended December 31, 2014 and 2013, respectively, and amounted to $229,000 and $365,000 for the three months ended December 31, 2014 and 2013, respectively.   At December 31, 2014, nonperforming assets were 0.96% of total assets and nonperforming loans were 1.49% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

	For the six months ended December 31,		Change from Prior Year
Noninterest income:	2014	2013	Amount	Percent
Service charges on deposit accounts	$1,446	$1,331	$115	8.6%
Debit card fees	844	775	69	8.9
Investment services	189	192	(3)	(1.6)
E-commerce fees	53	51	2	3.9
Other operating income	377	317	60	18.9
Total noninterest income	$2,909	$2,666	$243	9.1%

Noninterest income increased $243,000, or 9.1%, to $2.9 million for the six months ended December 31, 2014 as compared to $2.7 million for the six months ended December 31, 2013, primarily due to an increase in service charges on deposits and debit card fees resulting from continued growth in the number of checking accounts with debit cards, as well as an increase in fees collected on loans which are included in other operating income.

	For the three months ended December 31,		Change from Prior Year
Noninterest income:	2014	2013	Amount	Percent
Service charges on deposit accounts	$730	$655	$75	11.5%
Debit card fees	429	386	43	11.1
Investment services	87	87	-	-
E-commerce fees	25	25	-	-
Other operating income	169	163	6	3.7
Total noninterest income	$1,440	$1,316	$124	9.4%

Noninterest income increased $124,000, or 9.4%, to $1.4 million for the three months ended December 31, 2014 as compared to $1.3 million for the three months ended December 31, 2013, primarily due to an increase in service charges on deposits and debit card fees resulting from continued growth in the number of checking accounts with debit cards.

NONINTEREST EXPENSE

	For the six months ended December 31,		Change from Prior Year
Noninterest expense:	2014	2013	Amount	Percent
Salaries and employee benefits	$4,757	$4,257	$500	11.8%
Occupancy expense	668	619	49	7.9
Equipment and furniture expense	253	262	(9)	(3.4)
Service and data processing fees	842	654	188	28.8
Computer software, supplies and support	339	207	132	63.8
Advertising and promotion	132	136	(4)	(2.9)
FDIC insurance premiums	192	192	-	-
Legal and professional fees	592	455	137	30.1
Other	998	781	217	27.8
Total noninterest expense	$8,773	$7,563	$1,210	16.0%

Index
Noninterest expense increased $1.2 million, or 16.0%, to $8.8 million for the six months ended December 31, 2014 as compared to $7.6 million for the six months ended December 31, 2013.  The increase was primarily due to an increase in salaries and employee benefits of $500,000, an increase in service and data processing fees of $188,000, an increase in computer software, supplies and support of $132,000 and an increase in legal and professional fees of $137,000. The increase in salaries and employees benefits was in part due to normal increases in salaries as well as an increase in the number of employees when comparing the six months ended December 31, 2014 and 2013 as well as to an increase in medical insurance expenses.  The increase in service and data processing fees were the result of higher debit card processing fees.  During the six months ended December 31, 2013, the Company had paid reduced fees as a result of renegotiation of the contract between the Company and its vendor.  These incentives have since expired, resulting in the higher fees paid during the six months ended December 31, 2014.  The increase in computer software, supplies and support was the result of a fee paid to one of the Company’s vendors related to the renegotiation of the contract for support services. The increase in legal and professional fees was the result of implementation costs associated with the formation of the Company’s pooled captive insurance subsidiary, which was established in December 2014. This newly formed company, Greene Risk Management, Inc. was formed as a subsidiary of Greene County Bancorp, Inc. to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.   Included in other expenses were write-downs on foreclosed real estate in the amount of $99,000 for the three months ended December 31, 2014.  These write-downs were the result of either obtaining updated appraisals on the properties or the acceptance of an offer to purchase the property at a value lower than the recorded fair value.

	For the three months ended December 31,		Change from Prior Year
Noninterest expense:	2014	2013	Amount	Percent
Salaries and employee benefits	$2,390	$2,063	$327	15.9%
Occupancy expense	344	296	48	16.2
Equipment and furniture expense	177	149	28	18.8
Service and data processing fees	388	318	70	22.0
Computer software, supplies and support	106	93	13	14.0
Advertising and promotion	51	69	(18)	(26.1)
FDIC insurance premiums	101	103	(2)	(1.9)
Legal and professional fees	379	250	129	51.6
Other	560	410	150	36.6
Total noninterest expense	$4,496	$3,751	$745	19.9%

Noninterest expense increased $745,000, or 19.9%, to $4.5 million for the three months ended December 31, 2014 as compared to $3.8 million for the three months ended December 31, 2013.  The increase was primarily due to an increase in salaries and employee benefits of $327,000, an increase in service and data processing fees of $70,000 and an increase in legal and professional fees of $129,000. The increase in salaries and employees benefits was in part due to normal increases in salary as well as an increase in the number of employees when comparing the three months ended December 31, 2014 and 2013 as well as to an increase in medical insurance expenses.  The increase in service and data processing fees were the result of higher debit card processing fees.  During the three months ended December 31, 2013, the Company had paid reduced fees as a result of renegotiation of the contract between the Company and its vendor.  These incentives have since expired, resulting in the higher fees paid during the three months ended December 31, 2014.  The increase in legal and professional fees was the result of implementation costs associated with the formation of the Company’s pooled captive insurance subsidiary, which was established in December 2014.  Included in other expenses were write-downs on foreclosed real estate in the amount of $99,000 for the six months ended December 31, 2014.  These write-downs were the result of either obtaining updated appraisals on the properties or the acceptance of an offer to purchase the property at a value lower than the recorded fair value.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements.  The effective tax rate was 27.5% and 27.1% for the six and three months ended December 31, 2014, compared to 29.0% and 28.9% for the six and three months ended December 31, 2013.   The effective tax rate has continued to decline as a result of income derived from tax exempt bonds and loans as well as continued loan growth within the Company’s real estate investment trust subsidiary.  We anticipate that the establishment of the Company’s pooled captive insurance company will also contribute to a lower effective federal income tax rate in future periods, as premium income, up to $1.2 million, received by the pooled captive insurance company is exempt from income taxes.  The premiums paid to the pooled captive insurance company by the Company and its banking subsidiaries are tax deductible.

Index
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

The Bank of Greene County’s unfunded loan commitments are as follows at December 31, 2014:

(In thousands)
Nonresidential mortgage loan commitments	$4,963
Residential mortgage loan commitments	3,959
Construction and land loan commitments	3,316
Unused portion of overdraft lines of credit	692
Unused portion of home equity lines of credit	7,782
Unused portion of commercial lines of credit	14,884
Commercial loan commitments	226
Total commitments	$35,822

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2014 and June 30, 2014.  In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective for The Bank of Greene County and Greene County Commercial Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company has reviewed the new regulatory capital requirements and believes that it will continue to meet all applicable capital adequacy requirements under the new rules.  Also, beginning on January 1, 2015, the top-tier savings and loan holding company, Greene County Bancorp, MHC will be subject to the new regulatory capital requirements.  The Company believes that Greene County Bancorp, MHC will also meet all applicable capital adequacy requirements under the new rules.  Consolidated shareholders’ equity represented 9.1% of total assets at December 31, 2014 and June 30, 2014.

Index
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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  February 13, 2015

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 13, 2015

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer