Form 10-Q
period 2015-03-31
GREENE COUNTY BANCORP INC
filed 2015-05-15
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 13, 2015, the registrant had 4,222,357 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2015 and June 30, 2014
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2015	June 30, 2014

Total cash and cash equivalents	$24,823	$13,809

Long term certificate of deposit	1,230	250
Securities available for sale, at fair value	72,207	56,151
Securities held to maturity, at amortized cost (fair value $180,266 at March 31, 2015; $181,932 at June 30, 2014)	177,973	181,946
Federal Home Loan Bank stock, at cost	1,354	1,561

Loans	442,223	405,841
Allowance for loan losses	(7,824)	(7,419)
Unearned origination fees and costs, net	911	887
Net loans receivable	435,310	399,309

Premises and equipment	14,423	14,307
Accrued interest receivable	3,204	2,710
Foreclosed real estate	1,003	473
Prepaid expenses and other assets	2,504	3,645
Total assets	$734,031	$674,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$68,891	$67,446
Interest bearing deposits	575,950	522,128
Total deposits	644,841	589,574

Borrowings from Federal Home Loan Bank, short-term	-	3,150
Borrowings from Federal Home Loan Bank, long-term	17,300	14,500
Accrued expenses and other liabilities	6,037	5,737
Total liabilities	668,178	612,961

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued - 4,305,670 shares Outstanding 4,222,357 shares at March 31, 2015, and 4,213,757 shares at June 30, 2014	431	431
Additional paid-in capital	11,267	11,208
Retained earnings	55,222	51,305
Accumulated other comprehensive loss	(438)	(1,050)
Treasury stock, at cost 83,313 shares at March 31, 2015, and 91,913 shares at June 30, 2014	(629)	(694)
Total shareholders’ equity	65,853	61,200
Total liabilities and shareholders’ equity	$734,031	$674,161

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands, except share and per share amounts)

	2015	2014
Interest income:
Loans	$14,779	$13,790
Investment securities - taxable	412	494
Mortgage-backed securities	2,177	1,905
Investment securities - tax exempt	1,734	1,525
Interest bearing deposits and federal funds sold	13	17
Total interest income	19,115	17,731

Interest expense:
Interest on deposits	1,504	1,647
Interest on borrowings	200	113
Total interest expense	1,704	1,760

Net interest income	17,411	15,971
Provision for loan losses	1,132	1,109
Net interest income after provision for loan losses	16,279	14,862

Noninterest income:
Service charges on deposit accounts	2,069	1,916
Debit card fees	1,248	1,148
Investment services	284	302
E-commerce fees	76	72
Other operating income	483	476
Total noninterest income	4,160	3,914

Noninterest expense:
Salaries and employee benefits	7,196	6,766
Occupancy expense	1,126	990
Equipment and furniture expense	403	343
Service and data processing fees	1,272	1,051
Computer software, supplies and support	429	307
Advertising and promotion	220	202
FDIC insurance premiums	293	280
Legal and professional fees	800	645
Other	1,488	1,254
Total noninterest expense	13,227	11,838

Income before provision for income taxes	7,212	6,938
Provision for income taxes	1,842	1,963
Net income	$5,370	$4,975

Basic earnings per share	$1.27	$1.18
Basic average shares outstanding	4,217,447	4,203,350
Diluted earnings per share	$1.26	$1.17
Diluted average shares outstanding	4,248,057	4,239,657
Dividends per share	$0.540	$0.525

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands, except share and per share amounts)

	2015	2014
Interest income:
Loans	$4,996	$4,666
Investment securities - taxable	135	161
Mortgage-backed securities	731	611
Investment securities - tax exempt	602	507
Interest bearing deposits and federal funds sold	3	9
Total interest income	6,467	5,954

Interest expense:
Interest on deposits	503	548
Interest on borrowings	76	52
Total interest expense	579	600

Net interest income	5,888	5,354
Provision for loan losses	416	288
Net interest income after provision for loan losses	5,472	5,066

Noninterest income:
Service charges on deposit accounts	623	585
Debit card fees	404	373
Investment services	95	110
E-commerce fees	23	21
Other operating income	106	159
Total noninterest income	1,251	1,248

Noninterest expense:
Salaries and employee benefits	2,439	2,509
Occupancy expense	458	371
Equipment and furniture expense	150	81
Service and data processing fees	430	397
Computer software, supplies and support	90	100
Advertising and promotion	88	66
FDIC insurance premiums	101	88
Legal and professional fees	208	190
Other	490	473
Total noninterest expense	4,454	4,275

Income before provision for income taxes	2,269	2,039
Provision for income taxes	485	543
Net income	$1,784	$1,496

Basic earnings per share	$0.42	$0.36
Basic average shares outstanding	4,220,940	4,211,531
Diluted earnings per share	$0.42	$0.35
Diluted average shares outstanding	4,250,523	4,243,398
Dividends per share	$0.180	$0.175

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Net Income	$5,370	$4,975
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities, net of income taxes of $266 and ($408), respectively	422	(647)

Accretion of unrealized loss on securities transferred to held to maturity, net of income taxes of $120 and $102, respectively(1)	190	162

Total other comprehensive income (loss), net of taxes	612	(485)

Comprehensive income	$5,982	$4,490

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income (loss) at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Net Income	$1,784	$1,496
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities, net of income taxes of $177 and $26, respectively	280	41

Accretion of unrealized loss on securities transferred to held to maturity, net of income taxes of $19 and $75, respectively(1)	31	119

Total other comprehensive income (loss), net of taxes	311	160

Comprehensive income	$2,095	$1,656

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income (loss) at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2013	$431	$11,168	$46,112	$(750)	$(853)	$56,108
Options exercised		13			159	172
Tax benefit of stock based compensation		27				27
Dividends declared[1]			(1,001)			(1,001)
Net income			4,975			4,975
Other comprehensive loss, net of taxes				(485)		(485)
Balance at March 31, 2014	$431	$11,208	$50,086	$(1,235)	$(694)	$59,796

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2014	$431	11,208	$51,305	$(1,050)	$(694)	$61,200
Options exercised		43			65	108
Tax benefit of stock based compensation		16				16
Dividends declared[1]			(1,453)			(1,453)
Net income			5,370			5,370
Other comprehensive income, net of taxes				612		612
Balance at March 31, 2015	$431	$11,267	$55,222	$(438)	$(629)	$65,853

[1]
Dividends declared were $0.54 per share and $0.525 per share for the nine months ended March 31, 2015 and 2014. This is based on total number of shares outstanding.  Greene County Bancorp, MHC, the owner of 54.6% of the Company’s shares outstanding waived its right to receive dividends during the six months ended December 31, 2014 and the nine months ended March 31, 2014.  Dividends were paid to the MHC during the three months ended March 31, 2015.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Cash flows from operating activities:
Net Income	$5,370	$4,975
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	400	486
Deferred income tax benefit	(539)	(985)
Net amortization of premiums and discounts	880	1,408
Net amortization of deferred loan costs and fees	276	267
Provision for loan losses	1,132	1,109
Loss on foreclosed real estate	101	49
Tax benefit from share-based payment arrangements	(16)	(27)
Net increase (decrease) in accrued income taxes	2,295	(230)
Net increase in accrued interest receivable	(494)	(304)
Net increase in prepaid and other assets	(1,067)	(319)
Net increase in other liabilities	383	733
Net cash provided by operating activities	8,721	7,162

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities	3,250	515
Purchases of securities	(23,507)	-
Principal payments on securities	4,612	5,324
Securities held to maturity:
Proceeds from maturities	12,847	17,207
Purchases of securities	(15,594)	(13,497)
Principal payments on securities	6,427	6,046
Net redemption of Federal Home Loan Bank Stock	207	5
Purchases of long term certificates of deposit	(980)	-
Net increase in loans receivable	(38,343)	(35,004)
Proceeds from sale of foreclosed real estate	302	105
Purchases of premises and equipment	(516)	(383)
Net cash used by investing activities	(51,295)	(19,682)

Cash flows from financing activities
Net decrease in short-term FHLB advances	(3,150)	(10,600)
Proceeds from long-term FHLB advances	2,800	10,500
Payment of cash dividends	(1,453)	(1,001)
Proceeds from issuance of stock options	108	172
Tax benefit from share-based payment arrangements	16	27
Net decrease in deposits	55,267	62,799
Net cash provided by financing activities	53,588	61,897

Net increase in cash and cash equivalents	11,014	49,377
Cash and cash equivalents at beginning of period	13,809	6,222
Cash and cash equivalents at end of period	$24,823	$55,599

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$934	574
Available for sale securities transferred at fair value to held to maturity	-	11,735
Cash paid during period for:
Interest	$1,700	$1,749
Income taxes	$86	$3,178

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Nine and Three Months Ended March 31, 2015 and 2014

(1)	Basis of Presentation

The accompanying consolidated statement of financial condition as of June 30, 2014 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiary, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the nine and three months ended March 31, 2015 and 2014 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2014, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data, for the nine and three months ended March 31, 2015, are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its banking subsidiaries.  The Bank of Greene County has thirteen full-service offices and an administrative office, operations center and lending center located in its market area within the Hudson Valley Region of New York State.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  The Bank of Greene County has two subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd.is a real estate investment trust, which holds mortgages and notes which were originated through and serviced by The Bank of Greene County.

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

(4)	Securities

Securities at March 31, 2015 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$7,615	$288	$-	$7,903
State and political subdivisions	24,824	14	-	24,838
Mortgage-backed securities-residential	8,186	191	14	8,363
Mortgage-backed securities-multi-family	25,593	586	42	26,137
Asset-backed securities	13	-	1	12
Corporate debt securities	4,548	277	6	4,819
Total debt securities	70,779	1,356	63	72,072
Equity securities	62	73	-	135
Total securities available for sale	70,841	1,429	63	72,207
Securities held to maturity:
U.S. government sponsored enterprises	2,000	-	30	1,970
State and political subdivisions	94,237	747	57	94,927
Mortgage-backed securities-residential	19,133	944	-	20,077
Mortgage-backed securities-multi-family	61,760	1,132	439	62,453
Other securities	843	-	4	839
Total securities held to maturity	177,973	2,823	530	180,266
Total securities	$248,814	$4,252	$593	$252,473

Index
Securities at June 30, 2014 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government sponsored enterprises	$10,648	$250	$-	$10,898
State and political subdivisions	1,324	23	-	1,347
Mortgage-backed securities-residential	9,345	213	13	9,545
Mortgage-backed securities-multi-family	29,268	89	339	29,018
Asset-backed securities	15	-	2	13
Corporate debt securities	4,811	375	16	5,170
Total debt securities	55,411	950	370	55,991
Equity securities	62	98	-	160
Total securities available for sale	55,473	1,048	370	56,151
Securities held to maturity:
U.S. government sponsored enterprises	2,000	-	102	1,898
State and political subdivisions	91,634	787	204	92,217
Mortgage-backed securities-residential	22,785	1,150	-	23,935
Mortgage-backed securities-multi-family	64,605	759	2,381	62,983
Other securities	922	1	24	899
Total securities held to maturity	181,946	2,697	2,711	181,932
Total securities	$237,419	$3,745	$3,081	$238,083

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  The Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA.  As of March 31, 2015 and June 30, 2014, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available for sale:
Mortgage-backed securities-residential	$1,684	$14	1	$-	$-		$1,684	$14	1
Mortgage-backed securities-multi-family	2,803	42	2	-	-	-	2,803	42	2
Asset-backed securities	-	-	-	12	1	1	12	1	1
Corporate debt securities	772	6	2	-	-	-	772	6	2
Total securities available for sale	5,259	62	5	12	1	1	5,271	63	6
Securities held to maturity:
U.S. government sponsored enterprises	1,970	30	1	-	-	-	1,970	30	1
State and political subdivisions	4,792	56	23	79	1	1	4,871	57	24
Mortgage-backed securities-multi-family	29,198	368	7	6,044	71	2	35,242	439	9
Other securities	400	2	2	150	2	2	550	4	4
Total securities held to maturity	36,360	456	33	6,273	74	5	42,633	530	38
Total securities	$41,619	$518	38	$6,285	$75	6	$47,904	$593	44

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of S ecurities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available for sale:
Mortgage-backed securities-residential	$4,302	$13	2	$-	$-	-	$4,302	$13	2
Mortgage-backed securities-multi-family	4,448	5	3	19,404	334	7	23,852	339	10
Asset-backed securities	-	-	-	13	2	1	13	2	1
Corporate debt securities	767	16	2	-	-	-	767	16	2
Total securities available for sale	9,517	34	7	19,417	336	8	28,934	370	15
Securities held to maturity:
U.S. government sponsored enterprises	1,898	102	1	-	-	-	1,898	102	1
State and political subdivisions	6,693	175	34	1,815	29	11	8,508	204	45
Mortgage-backed securities-multi-family	26,522	1,617	7	15,440	764	6	41,962	2,381	13
Other securities	130	2	2	401	22	2	531	24	4
Total securities held to maturity	35,243	1,896	44	17,656	815	19	52,899	2,711	63
Total securities	$44,760	$1,930	51	$37,073	$1,151	27	$81,833	$3,081	78

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the nine and three months ended March 31, 2015 and 2014, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the nine and three months ended March 31, 2015 and 2014.

Index
The estimated fair values of debt securities at March 31, 2015, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available for sale debt securities	Amortized Cost	Fair Value
Within one year	$27,200	$27,236
After one year through five years	7,191	7,576
After five years through ten years	2,596	2,748
After ten years	-	-
Total available for sale debt securities	36,987	37,560
Mortgage-backed and asset-backed securities	33,792	34,512
Equity securities	62	135
Total available for sale securities	70,841	72,207

Held to maturity debt securities
Within one year	24,659	24,680
After one year through five years	45,129	45,515
After five years through ten years	19,164	19,364
After ten years	8,128	8,177
Total held to maturity debt securities	97,080	97,736
Mortgage-backed	80,893	82,530
Total held to maturity securities	177,973	180,266
Total securities	$248,814	$252,473

As of March 31, 2015 and June 30, 2014, respectively, securities with an aggregate fair value of $219.5 million and $210.0 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of March 31, 2015 and June 30, 2014, securities with an aggregate fair value of $4.8 million and $5.2 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the nine and three months ended March 31, 2015 or 2014.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the nine and three months ended March 31, 2015 or 2014.

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

Index
Loan balances by internal credit quality indicator as of March 31, 2015 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$223,938	$186	$97	$2,849	$227,070
Nonresidential mortgage	132,690	604	1,883	2,630	137,807
Residential construction and land	3,819	-	-	-	3,819
Commercial construction	5,944	-	-	-	5,944
Multi-family	4,286	-	-	107	4,393
Home equity	20,728	-	17	112	20,857
Consumer installment	3,927	-	-	7	3,934
Commercial loans	37,175	-	370	854	38,399
Total gross loans	$432,507	$790	$2,367	$6,559	$442,223

Loan balances by internal credit quality indicator as of June 30, 2014 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential mortgage	$223,772	$221	$99	$3,281	$227,373
Nonresidential mortgage	109,281	-	1,789	2,996	114,066
Residential construction and land	3,005	-	-	-	3,005
Commercial construction	1,558	-	-	-	1,558
Multi-family	3,946	-	-	113	4,059
Home equity	20,239	-	-	339	20,578
Consumer installment	4,208	-	-	-	4,208
Commercial loans	29,686	-	385	923	30,994
Total gross loans	$395,695	$221	$2,273	$7,652	$405,841

The Company had no loans classified Doubtful or Loss at March 31, 2015 or June 30, 2014.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2015 and June 30, 2014.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has remained historically high over the past several years.  These high levels have been the result of adverse changes within the economy and increases in local unemployment.   These levels are also due in part to the extended length of time required to meet all of the legal requirements mandated by New York state law prior to a foreclosure sale, which may be in excess of two years. Loans on nonaccrual status totaled $5.4 million at March 31, 2015 of which $1.6 million were in the process of foreclosure.  Included in nonaccrual loans were $3.3 million of loans which were less than 90 days past due at March 31, 2015, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $484,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $5.9 million at June 30, 2014 of which $3.0 million were in the process of foreclosure.  Included in nonaccrual loans were $922,000 of loans which were less than 90 days past due at June 30, 2014, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of March 31, 2015:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$1,627	$201	$1,452	$3,280	$223,790	$227,070	$1,965
Nonresidential mortgage	-	1,028	775	1,803	136,004	137,807	2,900
Residential construction and land	-	-	-	-	3,819	3,819	-
Commercial construction	-	-	-	-	5,944	5,944	-
Multi-family	-	-	-	-	4,393	4,393	-
Home equity	283	17	112	412	20,445	20,857	112
Consumer installment	26	-	7	33	3,901	3,934	7
Commercial loans	519	-	175	694	37,705	38,399	392
Total gross loans	$2,455	$1,246	$2,521	$6,222	$436,001	$442,223	$5,376

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2014:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential mortgage	$1,047	$290	$1,938	$3,275	$224,098	$227,373	$2,473
Nonresidential mortgage	-	504	2,688	3,192	110,874	114,066	2,775
Residential construction and land	-	-	-	-	3,005	3,005	-
Commercial construction	-	-	-	-	1,558	1,558	-
Multi-family	-	-	-	-	4,059	4,059	-
Home equity	260	-	339	599	19,979	20,578	339
Consumer installment	51	-	-	51	4,157	4,208	-
Commercial loans	509	123	278	910	30,084	30,994	312
Total gross loans	$1,867	$917	$5,243	$8,027	$397,814	$405,841	$5,899

The Bank of Greene County had accruing loans delinquent more than 90 days as of March 31, 2015 totaling $461,000 and had accruing loans delinquent more than 90 days as of June 30, 2014 totaling $266,000.    The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans.

	For the nine months ended March 31,		For the three months ended March 31,
(In thousands)	2015	2014	2015	2014
Interest income that would have been recorded if loans had been performing in accordance with original terms	$246	$389	$47	$181
Interest income that was recorded on nonaccrual loans	127	92	42	28

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of March 31, 2015			For the nine months ended March 31, 2015		For the three months ended March 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$855	$855	$-	$500	$26	$716	$13
Nonresidential mortgage	1,400	1,607	-	890	31	1,409	18
Home equity	112	233	-	69	1	48	1
Commercial loans	500	500	-	167	9	500	9
	2,867	3,195	-	1,626	67	2,673	41
With an allowance recorded:
Residential mortgage	2,147	2,147	375	2,345	63	2,061	16
Nonresidential mortgage	1,270	1,270	191	1,935	53	1,203	11
Home equity	-	-	-	178	-	133	-
Commercial loans	96	96	2	432	21	97	1
	3,513	3,513	568	4,890	137	3,494	28
Total impaired:
Residential mortgage	3,002	3,002	375	2,845	89	2,777	29
Nonresidential mortgage	2,670	2,877	191	2,825	84	2,612	29
Home equity	112	233	-	247	1	181	1
Commercial loans	596	596	2	599	30	597	10
	$6,380	$6,708	$568	$6,516	$204	$6,167	$69

Index
	As of June 30, 2014			For the nine months ended March 31, 2014		For the three months ended March 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$206	$206	$-	$355	$7	$267	$6
Nonresidential mortgage	461	461	-	537	23	513	6
Home equity	96	96	-	-	-	-	-
	763	763	-	892	30	780	12
With an allowance recorded:
Residential mortgage	2,700	2,790	441	3,025	45	2,876	15
Nonresidential mortgage	2,572	2,959	338	2,243	37	2,775	17
Commercial construction	-	-	-	467	17	-	-
Multi-family	-	-	-	257	-	-	-
Home equity	200	200	87	133	-	200	-
Commercial loans	603	603	3	607	27	605	7
	6,075	6,552	869	6,732	126	6,456	39
Total impaired:
Residential mortgage	2,906	2,996	441	3,380	52	3,143	21
Nonresidential mortgage	3,033	3,420	338	2,780	60	3,288	23
Commercial construction	-	-	-	467	17	-	-
Multi-family	-	-	-	257	-	-	-
Home equity	296	296	87	133	-	200	-
Commercial loans	603	603	3	607	27	605	7
	$6,838	$7,315	$869	$7,624	$156	$7,236	$51

Index
The table below details loans that have been modified as a troubled debt restructuring during the nine and three month periods ended March 31, 2015 and 2014.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Nine months ended March 31, 2015
Residential mortgage	1	$164	$184	$184

Nine months ended March 31, 2014
Residential mortgage	2	$367	$367	$361
Nonresidential mortgage	5	1,789	1,848	1,837

Three months ended March 31, 2015
Residential mortgage	-	$-	$-	$-

Three months ended March 31, 2014
Nonresidential mortgage	2	$142	$160	$159

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

There were no loans that have been modified as a troubled debt restructuring during the previous twelve months which have subsequently defaulted during the nine and three months ended March 31, 2015.

The table below details loans that have been modified as troubled debt restructurings during the previous twelve months which have subsequently defaulted during the nine and three months ended March 31, 2014:

(Dollars in thousands)	Number of Contracts	Recorded Investment	Allowance for Loan Loss
Nine months ended March 31, 2014
Residential mortgage	2	$284	$65
Nonresidential mortgage	1	460	120

Three months ended March 31, 2014
Residential mortgage	-	$-	$-

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

	Activity for the three months ended March 31, 2015
(In thousands)	Balance at December 31, 2014	Charge-offs	Recoveries	Provision	Balance at March 31, 2015
Residential mortgage	$2,589	$53	$6	$(43)	$2,499
Nonresidential mortgage	3,467	127	-	228	3,568
Residential construction and land	51	-	-	2	53
Commercial construction	148	-	-	7	155
Multi-family	44	-	-	(2)	42
Home equity	372	121	-	53	304
Consumer installment	244	73	20	15	206
Commercial loans	881	42	2	156	997
Unallocated	-	-	-	-	-
Total	$7,796	$416	$28	$416	$7,824

	Activity for the nine months ended March 31, 2015
(In thousands)	Balance at June 30, 2014	Charge-offs	Recoveries	Provision	Balance at March 31, 2015
Residential mortgage	$2,731	$295	$6	$57	$2,499
Nonresidential mortgage	2,936	127	-	759	3,568
Residential construction and land	42	-	-	11	53
Commercial construction	38	-	-	117	155
Multi-family	59	-	-	(17)	42
Home equity	361	121	-	64	304
Consumer installment	240	194	44	116	206
Commercial loans	811	48	8	226	997
Unallocated	201	-	-	(201)	-
Total	$7,419	$785	$58	$1,132	$7,824

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance March 31, 2015 Impairment Analysis		Ending Balance March 31, 2015 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$375	$2,124	$3,002	$224,068
Nonresidential mortgage	191	3,377	2,670	135,137
Residential construction and land	-	53	-	3,819
Commercial construction	-	155	-	5,944
Multi-family	-	42	-	4,393
Home equity	-	304	112	20,745
Consumer installment	-	206	-	3,934
Commercial loans	2	995	596	37,803
Unallocated	-	-	-	-
Total	$568	$7,256	$6,380	$435,843

	Activity for the three months ended March 31, 2014
(In thousands)	Balance at December 31, 2013	Charge-offs	Recoveries	Provision	Balance at March 31, 2014
Residential mortgage	$2,772	$62	$1	$29	$2,740
Nonresidential mortgage	2,740	-	-	105	2,845
Residential construction and land	47	-	-	(2)	45
Commercial construction	86	-	-	(24)	62
Multi-family	107	-	7	(53)	61
Home equity	360	36	-	48	372
Consumer installment	243	51	23	(11)	204
Commercial loans	773	-	-	17	790
Unallocated	43	-	-	179	222
Total	$7,171	$149	$31	$288	$7,341

	Activity for the nine months ended March 31, 2014
(In thousands)	Balance at June 30, 2013	Charge-offs	Recoveries	Provision	Balance at March 31, 2014
Residential mortgage	$2,627	$344	$1	$456	$2,740
Nonresidential mortgage	2,476	87	-	456	2,845
Residential construction and land	37	-	-	8	45
Commercial construction	392	-	-	(330)	62
Multi-family	139	24	7	(61)	61
Home equity	275	44	-	141	372
Consumer installment	222	171	55	98	204
Commercial loans	809	205	4	182	790
Unallocated	63	-	-	159	222
Total	$7,040	$875	$67	$1,109	$7,341

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2014 Impairment Analysis		Ending Balance June 30, 2014 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential mortgage	$441	$2,290	$2,906	$224,467
Nonresidential mortgage	338	2,598	3,033	111,033
Residential construction and land	-	42	-	3,005
Commercial construction	-	38	-	1,558
Multi-family	-	59	-	4,059
Home equity	87	274	296	20,282
Consumer installment	-	240	-	4,208
Commercial loans	3	808	603	30,391
Unallocated	-	201	-	-
Total	$869	$6,550	$6,838	$399,003

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2015 and June 30, 2014 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$7,903	$-	$7,903	$-
State and political subdivisions	24,838	-	24,838	-
Mortgage-backed securities-residential	8,363	-	8,363	-
Mortgage-backed securities-multi-family	26,137	-	26,137	-
Asset-backed securities	12	12	-	-
Corporate debt securities	4,819	4,819	-	-
Equity securities	135	135	-	-
Securities available for sale	$72,207	$4,966	$67,241	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$10,898	$-	$10,898	$-
State and political subdivisions	1,347	-	1,347	-
Mortgage-backed securities-residential	9,545	-	9,545	-
Mortgage-backed securities-multi-family	29,018	-	29,018	-
Asset-backed securities	13	13	-	-
Corporate debt securities	5,170	5,170	-	-
Equity securities	160	160	-	-
Securities available for sale	$56,151	$5,343	$50,808	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount may not necessarily represent the actual fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  The Company has also re-measured impairment based on the discounted cash flows for those loans that have been modified as a troubled-debt restructuring.  The cash flows of the restructured debt have been discounted by the original interest rate prior to the restructuring of the loan to establish the fair value and are therefore classified as Level 3.

Index
		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Impaired loans	$1,426	$-	$-	$1,426
Foreclosed real estate	758	-	-	758

June 30, 2014
Impaired loans	$3,527	$-	$-	$3,527
Foreclosed real estate	382			382

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
March 31, 2015
Impaired Loans	$1,426	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-68.15%	13.45%
			Liquidation expenses(3)	0.00%-7.50%	3.04%
Foreclosed real estate	758	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-19.00%	3.02%
			Liquidation expenses(3)	7.59%-15.63%	10.96%
June 30, 2014
Impaired loans	$3,527	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	15.26%
			Liquidation expenses(3)	0.00%-9.22%	3.82%
Foreclosed real estate	382	Appraisal of collateral(1)	Appraisal adjustments(2)	9.30%-19.00%	12.18%
			Liquidation expenses(3)	6.00%-10.86%	7.95%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)	Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received or age of the appraisal.
(3)	Appraisals may be adjusted downwards by management for qualitative factors such as the estimated costs to liquidate the collateral.

At March 31, 2015, loans subject to nonrecurring fair value measurement had a recorded investment of $1.8 million with related allowances of $364,000.  At June 30, 2014, loans subject to nonrecurring fair value measurement had a recorded investment of $4.2 million with related allowances of $721,000. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2015 and June 30, 2014, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	March 31, 2015		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$24,823	$24,823	$24,823	$-	$-
Long term certificate of deposit	1,230	1,230	1,230	-	-
Securities available for sale	72,207	72,207	4,966	67,241	-
Securities held to maturity	177,973	180,266	-	180,266	-
Federal Home Loan Bank stock	1,354	1,354	-	1,354	-
Net loans	435,310	444,602	-	-	444,602
Accrued interest receivable	3,204	3,204	-	3,204	-
Deposits	644,841	644,691	-	644,691	-
Federal Home Loan Bank borrowings	17,300	17,294	-	17,294	-
Accrued interest payable	70	70	-	70	-

(In thousands)	June 30, 2014		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$13,809	$13,809	$13,809	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available for sale	56,151	56,151	5,343	50,808	-
Securities held to maturity	181,946	181,932	-	181,932	-
Federal Home Loan Bank stock	1,561	1,561	-	1,561	-
Net loans	399,309	406,718	-	-	406,718
Accrued interest receivable	2,710	2,710	-	2,710	-
Deposits	589,574	589,681	-	589,681	-
Federal Home Loan Bank borrowings	17,650	17,465	-	17,465	-
Accrued interest payable	66	66	-	66	-

Index
(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the nine and three months ended March 31, 2015 and 2014.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Nine months ended March 31, 2015	$5,370,000
Basic		4,217,447	$1.27
Effect of dilutive stock options		30,610	(0.01)
Diluted		4,248,057	$1.26

Nine months ended March 31, 2014	$4,975,000
Basic		4,203,350	$1.18
Effect of dilutive stock options		36,307	(0.01)
Diluted		4,239,657	$1.17

Three months ended March 31, 2015	$1,784,000
Basic		4,220,940	$0.42
Effect of dilutive stock options		29,583	-
Diluted		4,250,523	$0.42

Three months ended March 31, 2014	$1,496,000
Basic		4,211,531	$0.36
Effect of dilutive stock options		31,867	(0.01)
Diluted		4,243,398	$0.35

(8)	Dividends

On January 20, 2015, the Board of Directors declared a cash dividend for the quarter ended December 31, 2014 of $0.18 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.72 per share, which was the same as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of February 13, 2015, and was paid on February 27, 2015.  For purposes of liquidity and cash flow, the MHC did not waive its receipt of this dividend.  Therefore, the dividend was paid on all outstanding shares as of the record date.

The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.80 per share to be declared by the Company for the four quarters ending December 31, 2015. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the nine and three months ended March 31, 2015 and 2014 were as follows:

	Nine months ended March 31,		Three months ended March 31,
(In thousands)	2015	2014	2015	2014
Interest cost	$165	$168	$55	$56
Expected return on plan assets	(243)	(237)	(81)	(79)
Amortization of net loss	78	69	26	23
Net periodic pension cost	$-	$-	$-	$-

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

The net periodic pension costs related to the SERP Plan for the nine and three months ended March 31, 2015 were $151,000 and $52,000, respectively, and for the nine and three months ended March 31, 2014 were $88,000 and $30,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $1.2 million and $899,000 as of March 31, 2015 and June 30, 2014, respectively.

(11)	Stock-Based Compensation

At March 31, 2015, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2014.

Index
Stock Option Plan

At March 31, 2015 and 2014, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plan for the nine months ended March 31, 2015 and 2014 is as follows:

	2015		2014
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	59,435	$12.50	87,400	$12.50
Exercised	(8,600)	$12.50	(27,965)	$12.50
Outstanding at period end	50,835	$12.50	59,435	$12.50

Exercisable at period end	50,835	$12.50	59,435	$12.50

The following table presents stock options outstanding and exercisable at March 31, 2015:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	50,835	3.50	$12.50

The total intrinsic value of the options exercised during the nine and three months ended March 31, 2015 was approximately $135,000 and $58,000, respectively. The total intrinsic value of the options exercised during the nine and three months ended March 31, 2014 was approximately $378,000 and $71,000, respectively.  There were no stock options granted during the nine months ended March 31, 2015 or 2014.  All outstanding options were fully vested at March 31, 2015 or 2014.

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

A summary of the Company’s phantom stock option activity and related information for its option plan for the nine months ended March 31, 2015 and 2014 is as follows:

	2015	2014
Number of options outstanding at beginning of year	665,426	462,464
Options granted	235,380	227,330
Options paid in cash upon vesting	(258,372)	(17,528)
Number of options outstanding at period end	642,434	672,266

Index
The Company paid out $808,600 and $26,900 in cash during the nine months ended March 31, 2015 and 2014, respectively on options vested.  The Company paid out $50,900 in cash during the three months ended March 31, 2015 on options vested.  There were no option payments made during the three months ended March 31, 2014 on options vested. The Company recognized $570,000 and $546,800 in compensation costs related to the Plan during the nine months ended March 31, 2015 and 2014, respectively.    The Company recognized $190,000 and $207,000 in compensation costs related to the Plan during the three months ended March 31, 2015 and 2014, respectively. The total liability for the long-term incentive plan was $916,900 and $1.2 million as of March 31, 2015 and June 30, 2014, respectively.

(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2015 and June 30, 2014 are presented in the following table:

(In thousands)
Other comprehensive (loss) income:	March 31, 2015	June 30, 2014
Unrealized (loss) gain on available for sale securities, net of tax	$838	$416
Unrealized loss on securities transferred to held to maturity, net of tax	(41)	(231)
Net losses and past service liability for defined benefit plan, net of tax	(1,235)	(1,235)
Accumulated other comprehensive loss	$(438)	$(1,050)

(13)	Subsequent events

On April 21, 2015, the Board of Directors declared a cash dividend for the quarter ended March 31, 2015 of $0.18 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.72 per share, which was the same as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 15, 2015, and will paid on or about May 29, 2015.   Although the MHC did not waive the receipt of dividends paid on February 27, 2015, the MHC intends to waive dividends payable on May 29, 2015 and in future periods, as permissible.

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

Index
Comparison of Financial Condition as of March 31, 2015 and June 30, 2014

ASSETS

Total assets of the Company were $734.0 million at March 31, 2015 as compared to $674.2 million at June 30, 2014, an increase of $59.8 million, or 8.9%.  Securities available for sale and held to maturity amounted to $250.2 million, or 34.1% of assets, at March 31, 2015 as compared to $238.1 million, or 35.3% of assets, at June 30, 2014, an increase of $12.1 million, or 5.1%.   Net loans grew by $36.0 million, or 9.0%, to $435.3 million at March 31, 2015 as compared to $399.3 million at June 30, 2014.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $11.0 million to $24.8 million at March 31, 2015 from $13.8 million at June 30, 2014.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.  Long term certificates of deposit increased $980,000 to $1.2 million at March 31, 2015 from $250,000 at June 30, 2014.  These deposits are fully insured through the FDIC.

SECURITIES

Securities, including available-for-sale and held-to-maturity issues, increased $12.1 million, or 5.0%, to $250.2 million at March 31, 2015 as compared to $238.1 million at June 30, 2014.  Securities purchases totaled $39.1 million during the nine months ended March 31, 2015 and consisted of state and political subdivision securities. Principal pay-downs and maturities during the nine months ended March 31, 2015 amounted to $27.1 million, of which $11.0 million were mortgage-backed securities, $12.8 million were state and political subdivision securities, $250,000 were corporate debt securities and $3.0 million were U.S. government sponsored enterprises securities.  At March 31, 2015, 47.6% of our securities were state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	March 31, 2015		June 30, 2014
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available for sale:
U.S. government sponsored enterprises	$7,903	3.2%	$10,898	4.5%
State and political subdivisions	24,838	9.9	1,347	0.6
Mortgage-backed securities-residential	8,363	3.3	9,545	4.0
Mortgage-backed securities-multifamily	26,137	10.5	29,018	12.2
Asset-backed securities	12	0.0	13	0.0
Corporate debt securities	4,819	1.9	5,170	2.2
Total debt securities	72,072	28.8	55,991	23.5
Equity securities	135	0.1	160	0.1
Total securities available for sale	72,207	28.9	56,151	23.6
Securities held to maturity:
U.S. government sponsored enterprises	2,000	0.8	2,000	0.8
State and political subdivisions	94,237	37.7	91,634	38.5
Mortgage-backed securities-residential	19,133	7.6	22,785	9.6
Mortgage-backed securities-multifamily	61,760	24.7	64,605	27.1
Other securities	843	0.3	922	0.4
Total securities held to maturity	177,973	71.1	181,946	76.4
Total securities	$250,180	100.0%	$238,097	100.0%

LOANS

Net loans receivable increased $36.0 million, or 9.0%, to $435.3 million at March 31, 2015 from $399.3 million at June 30, 2014.  The loan growth experienced during the period consisted primarily of $23.7 million in nonresidential real estate loans, $5.2 million in construction loans, $334,000 in multi-family mortgage loans, $279,000 in home equity loans, and $7.1 million in non-mortgage loans, and was partially offset by a $303,000 decrease in residential mortgage loans, and a $405,000 increase in the allowance for loan losses.  The continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	March 31, 2015		June 30, 2014
Real estate mortgages:	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential mortgage	$227,070	51.3%	$227,373	56.0%
Nonresidential mortgage	137,807	31.2	114,066	28.1
Construction and land	9,763	2.2	4,563	1.1
Multi-family	4,393	1.0	4,059	1.0
Total real estate mortgages	379,033	85.7	350,061	86.2
Home equity	20,857	4.7	20,578	5.1
Consumer installment	3,934	0.9	4,208	1.0
Commercial loans	38,399	8.7	30,994	7.7
Total gross loans	442,223	100.0%	405,841	100.0%
Deferred fees and costs	911		887
Allowance for loan losses	(7,824)		(7,419)
Total net loans	$435,310		$399,309

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

Index
Analysis of allowance for loan losses activity

	At or for the nine months ended March 31,
(Dollars in thousands)	2015	2014
Balance at the beginning of the period	$7,419	$7,040
Charge-offs:
Residential real estate mortgages	295	344
Nonresidential mortgage	127	87
Multi-family	-	24
Home equity	121	44
Consumer installment	194	171
Commercial loans	48	205
Total loans charged off	785	875

Recoveries:
Residential real estate mortgages	6	1
Multi-family	-	7
Consumer installment	44	55
Commercial loans	8	4
Total recoveries	58	67

Net charge-offs	727	808

Provisions charged to operations	1,132	1,109
Balance at the end of the period	7,824	7,341

Net charge-offs to average loans outstanding	0.23%	0.43%
Net charge-offs to nonperforming assets	14.17%	23.80%
Allowance for loan losses to nonperforming loans	134.04%	120.74%
Allowance for loan losses to total loans receivable	1.77%	1.84%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At March 31, 2015	At June 30, 2014
Nonaccruing loans:
Residential	$1,965	$2,473
Nonresidential	2,900	2,775
Home equity loans	112	339
Consumer installment	7	-
Commercial loans	392	312
Total nonaccruing loans	5,376	5,899
90 days & accruing:
Residential	461	266
Total 90 days & accruing	461	266
Total nonperforming loans	5,837	6,165
Foreclosed real estate:
Residential	594	473
Nonresidential	409	-
Total foreclosed real estate	1,003	473
Total nonperforming assets	$6,840	$6,638

Troubled debt restructuring:
Nonperforming (included above)	$2,422	$3,093
Performing (accruing and excluded above)	1,488	1,504

Total nonperforming assets as a percentage of total assets	0.93%	0.98%
Total nonperforming loans to net loans	1.34%	1.54%

The table below details additional information related to nonaccrual loans for the nine and three months ended March 31:

	For the nine months ended March 31,		For the three months ended March 31
(In thousands)	2015	2014	2015	2014
Interest income that would have been recorded if loans had been performing in accordance with original terms	$246	$389	$47	$181
Interest income that was recorded on nonaccrual loans	127	92	42	28

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:

(In thousands)	March 31, 2015	June 30, 2014
Balance of impaired loans, with a valuation allowance	$3,513	$6,075
Allowances relating to impaired loans included in allowance for loan losses	568	869
Balance of impaired loans, without a valuation allowance	2,867	763

	For the nine months ended March 31,		For the three months ended March 31,
(In thousands)	2015	2014	2015	2014
Average balance of impaired loans for the periods ended	$6,516	$7,624	$6,167	$7,236
Interest income recorded on impaired loans during the periods ended	204	156	69	51

Index
Nonperforming assets amounted to $6.8 million at March 31, 2015 and $6.6 million as of June 30, 2014, an increase of $202,000 or 3.0%, and total impaired loans amounted to $6.4 million at March 31, 2015 compared to $6.8 million at June 30, 2014, a decrease of $458,000 or 6.7%.  Loans on nonaccrual status totaled $5.4 million at March 31, 2015 of which $1.6 million were in the process of foreclosure.  Included in nonaccrual loans were $3.3 million of loans which were less than 90 days past due at March 31, 2015, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $484,000 of loans which were making payments pursuant to forbearance agreements.   Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

DEPOSITS

Total deposits increased $55.2 million, or 9.4%, to $644.8 million at March 31, 2015 from $589.6 million at June 30, 2014.  The increase in deposits is primarily the result of an increase in municipal deposits held at Greene County Commercial Bank due to the collection of taxes and state funding during the three months ended March 31, 2015.  These deposits tend to fluctuate throughout the year based on tax collection dates and the usage of these assessments by the municipalities during their fiscal year.  The Company has strategically maintained a complementary mix of municipalities with differing fiscal year end dates, and closely monitors the cash flows of these municipal accounts to ensure adequate liquidity. At March 31, 2015, municipal deposits comprised 32.6% of total deposits. Interest bearing checking accounts (NOW accounts) increased $38.9 million, or 17.6%, to $259.5 million at March 31, 2015 as compared to $220.6 million at June 30, 2014.  Money market deposits increased $26.1 million, or 30.0%, to $113.5 million at March 31, 2015 from $87.4 million at June 30, 2014.  Savings deposits decreased $6.1 million from $165.2 million at June 30, 2014 to $159.1 million at March 31, 2015, and certificates of deposit decreased $5.0 million from $48.9 million at June 30, 2014 to $43.9 million at March 31, 2015.

(In thousands)	At March 31, 2015	Percentage of Portfolio	At June 30, 2014	Percentage of Portfolio
Noninterest bearing deposits	$68,891	10.7%	$67,446	11.5%
Certificates of deposit	43,867	6.8	48,900	8.3
Savings deposits	159,075	24.7	165,227	28.0
Money market deposits	113,542	17.6	87,363	14.8
NOW deposits	259,465	40.2	220,638	37.4
Total deposits	$644,840	100.0%	$589,574	100.0%

BORROWINGS

During the year ended June 30, 2014, the Company entered into an Irrevocable Letter of Credit Reimbursement Agreement with the Federal Home Loan Bank of New York (“FHLB”), whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  At March 31, 2015, The Bank of Greene County had pledged approximately $208.0 million of its residential mortgage portfolio as collateral for borrowing and stand-by letters of credit with the FHLB.  The maximum amount of funding available from the FHLB was $168.2 million at March 31, 2015, of which $17.3 million in borrowings and $200,000 in stand-by letters of credit were outstanding.  There were no short term borrowings outstanding at March 31, 2015.  Interest rates on short term borrowings are determined at the time of borrowing.  Long-term fixed rate, fixed term advances totaled $17.3 million, with a weighted average rate of 1.48% and a weighted average maturity of 42 months.  The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At March 31, 2015, approximately $4.8 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at March 31, 2015 or 2014.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At March 31, 2015 and 2014 there were no balances outstanding on either of these lines of credit, and there was no activity during the nine months ended March 31, 2015 and 2014.

Index
Scheduled maturities of long-term borrowings at March 31, 2015 were as follows:

(In thousands)
Within the year ended June 30,
2015	$-
2016	-
2017	2,500
2018	4,500
2019	5,500
Due after 2019	4,800
$17,300

EQUITY

Shareholders’ equity increased to $65.9 million at March 31, 2015 from $61.2 million at June 30, 2014, as net income of $5.4 million and a $612,000 decrease in other accumulated comprehensive loss was partially offset by dividends declared and paid of $1.5 million.  Other changes in equity, totaling a $124,000 increase, were the result of options exercised pursuant to the Company’s 2008 Stock Option Plan.

Selected Equity Data:	At March 31,
	2015	2014
Shareholders’ equity to total assets, at end of period	8.97%	8.54%
Average shareholders’ equity to average assets	9.13%	8.87%
Book value per share	$15.60	$14.19
Closing market price of common stock	$28.50	$25.70

Index
Comparison of Operating Results for the Nine and Three Months Ended March 31, 2015 and 2014

Average Balance Sheet

The following tables set forth certain information relating to Greene County Bancorp, Inc. for the nine and three ended March 31, 2015 and 2014.  For the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include non-performing loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Nine Months Ended March 31, 2015 and 2014

	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest Earning Assets:
Loans receivable, net[1]	$421,737	$14,779	4.67%	$385,390	$13,790	4.77%
Securities[2]	248,865	4,274	2.29	237,263	3,884	2.18
Interest bearing bank balances and federal funds	5,441	13	0.32	8,603	17	0.26
FHLB stock	1,738	49	3.76	1,427	40	3.74
Total interest earning assets	677,781	19,115	3.76%	632,683	17,731	3.74%
Cash and due from banks	7,533			6,854
Allowance for loan losses	(7,650)			(7,044)
Other non-interest earning assets	18,313			17,809
Total assets	$695,977			$650,302

Interest-Bearing Liabilities:
Savings and money market deposits	$260,479	$614	0.31%	$250,520	$699	0.37%
NOW deposits	229,069	654	0.38	212,754	693	0.43
Certificates of deposit	46,608	236	0.68	52,035	255	0.65
Borrowings	25,355	200	1.05	15,477	113	0.97
Total interest bearing liabilities	561,511	1,704	0.40%	530,786	1,760	0.44%
Non-interest bearing deposits	67,104			58,722
Other non-interest bearing liabilities	3,847			3,088
Shareholders' equity	63,515			57,706
Total liabilities and equity	$695,977			$650,302

Net interest income		$17,411			$15,971
Net interest rate spread			3.36%			3.30%
Net earnings assets	$116,270			$101,897
Net interest margin			3.43%			3.38%
Average interest earning assets to average interest bearing liabilities	120.71%			119.20%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Index
Three Months Ended March 31, 2015 and 2014

	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest Earning Assets:
Loans receivable, net[1]	$434,940	$4,996	4.59%	$396,162	$4,666	4.71%
Securities[2]	251,727	1,450	2.30	229,929	1,263	2.20
Interest bearing bank balances and federal funds	6,263	3	0.19	17,681	9	0.20
FHLB stock	2,007	18	3.59	1,591	16	4.02
Total interest earning assets	694,937	6,467	3.72%	645,363	5,954	3.69%
Cash and due from banks	8,370			7,873
Allowance for loan losses	(7,737)			(7,189)
Other non-interest earning assets	20,388			19,661
Total assets	$715,958			$665,708

Interest-Bearing Liabilities:
Savings and money market deposits	$265,146	$204	0.31%	$250,886	$229	0.36%
NOW deposits	236,020	224	0.38	221,867	239	0.43
Certificates of deposit	45,093	75	0.67	50,231	80	0.64
Borrowings	31,817	76	0.96	19,110	52	1.09
Total interest bearing liabilities	578,076	579	0.40%	542,094	600	0.44%
Non-interest bearing deposits	66,700			59,625
Other non-interest bearing liabilities	6,104			4,945
Shareholders' equity	65,078			59,044
Total liabilities and equity	$715,958			$665,708

Net interest income		$5,888			$5,354
Net interest rate spread			3.32%			3.25%
Net earnings assets	$116,861			$103,269
Net interest margin			3.39%			3.32%
Average interest earning assets to average interest bearing liabilities	120.22%			119.05%

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

(Dollars in thousands)	Nine Months Ended March 31, 2015 versus 2014			Three Months Ended March 31, 2015 versus 2014
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$1,282	$(293)	$989	$450	$(120)	$330
Securities[2]	192	198	390	126	61	187
Interest bearing bank balances and federal funds	(7)	3	(4)	(6)	-	(6)
FHLB stock	9	-	9	4	(2)	2
Total interest earning assets	1,476	(92)	1,384	574	(61)	513

Interest-Bearing Liabilities:
Savings and money market deposits	28	(113)	(85)	11	(36)	(25)
NOW deposits	48	(87)	(39)	14	(29)	(15)
Certificates of deposit	(29)	10	(19)	(9)	4	(5)
Borrowings	77	10	87	31	(7)	24
Total interest bearing liabilities	124	(180)	(56)	47	(68)	(21)
Net change in net interest income	$1,352	$88	$1,440	$527	$7	$534

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.03% for the nine months ended March 31, 2015 as compared to 1.02% for the nine months ended March 31, 2014, and was 1.00% and 0.90% for the three months ended March 31, 2015 and 2014, respectively.  Annualized return on average equity increased to 11.27% for the nine months and 10.97% for the three months ended March 31, 2015 as compared to 11.50% for the nine months and 10.13% for the three months ended March 31, 2014.  The increase in return on average assets and return on average equity was primarily the result of growth in net interest income realized from an increase in average earning assets, which has more than offset increased operating expenses.  Net income amounted to $5.4 million and $5.0 million for the nine months ended March 31, 2015 and 2014, respectively, an increase of $395,000 or 7.9% and amounted to $1.8 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $288,000 or 19.3%.   Average assets increased $45.7 million, or 7.0% to $696.0 million for the nine months ended March 31, 2015 as compared to $650.3 million for the nine months ended March 31, 2014.  Average equity increased $5.8 million, or 10.1%, to $63.5 million for the nine months ended March 31, 2015 as compared to $57.7 million for the nine months ended March 31, 2014.  Average assets increased $50.3 million, or 7.6% to $716.0 million for the three months ended March 31, 2015 as compared to $665.7 million for the three months ended March 31, 2014.  Average equity increased $6.1 million, or 10.3% to $65.1 million for the three months ended March 31, 2015 as compared to $59.0 million for the three months ended March 31, 2014.

Index
INTEREST INCOME

Interest income amounted to $19.1 million for the nine months ended March 31, 2015 as compared to $17.7 million for the nine months ended March 31, 2014, an increase of $1.4 million, or 7.9%.  Interest income amounted to $6.5 million for the three months ended March 31, 2015 as compared to $6.0 million for the three months ended March 31, 2014, an increase of $513,000, or 8.6%. The increase in average loan and securities balances and the increase in securities yields had the greatest impact on interest income when comparing the nine and three months ended March 31, 2015 and 2014, which was offset by a decrease in the yield on loans. Average loan balances increased $36.3 million and $38.8 million while the yield on loans decreased 10 basis points and 12 basis points when comparing the nine and three months ended March 31, 2015 and 2014, respectively.   Average securities increased $11.6 million and $21.8 million and the yield on such securities increased 11 basis points and 10 basis points when comparing the nine and three months ended March 31, 2015 and 2014, respectively.

INTEREST EXPENSE

Interest expense amounted to $1.7 million for the nine months ended March 31, 2015 as compared to $1.8 million for the nine months ended March 31, 2014, a decrease of $56,000, or 3.2%.  Interest expense amounted to $579,000 for the three months ended March 31, 2015 as compared to $600,000 for the three months ended March 31, 2014, a decrease of $21,000, or 3.5%. Decreases in rates on interest-bearing liabilities contributed to the decrease in overall interest expense.  As illustrated in the rate/volume table, interest expense was reduced $124,000 and $47,000 when comparing the nine and three months ended March 31, 2015 and 2014, respectively, due to a 4 basis point decrease in the average rate on interest-bearing liabilities when comparing these same periods.

The average rate paid on NOW deposits decreased 5 basis points when comparing the nine and three months ended March 31, 2015 and 2014, and the average balance of such accounts grew by $16.3 million and $14.1 million when comparing these same periods, respectively. The average balance of savings and money market deposits increased by $10.0 million and $14.2 million and the rate paid decreased by 6 basis points and 5 basis points when comparing the nine and three months ended March 31, 2015 and 2014, respectively. The average balance of certificates of deposit decreased $5.4 million and $5.1 million when comparing the nine and three months ended March 31, 2015 and 2014, respectively. The average rate paid on certificate of deposits increased 3 basis points when comparing the nine and three months ended March 31, 2015 and 2014. This increase in rate paid on certificates of deposit for the nine months is the result of the promotion of a five year certificate product.

The average balance on borrowings increased $9.9 million and the rate increased 8 basis points when comparing the nine months ended March 31, 2015 and 2014.  The average balance on borrowings increased $12.7 million and the rate increased 13 basis points when comparing the three months ended March 31, 2015 and 2014.  This was the result of locking in long-term borrowings during the fiscal year ended June 30, 2014 as well as the nine and three months ended March 31, 2015.

NET INTEREST INCOME

Net interest income increased $1.4 million to $17.4 million for the nine months ended March 31, 2015 from $16.0 million for the nine months ended March 31, 2014.  Net interest spread increased 6 basis points to 3.36% as compared to 3.30% when comparing the nine months ended March 31, 2015 and 2014, respectively.  Net interest margin increased 5 basis points to 3.43% for the nine months ended March 31, 2015 as compared to 3.38% for the nine months ended March 31, 2014. Net interest income increased $534,000 to $5.9 million for the three months ended March 31, 2015 from $5.4 million for the three months ended March 31, 2014.  Net interest spread increased 7 basis points to 3.32% as compared to 3.25% when comparing the three months ended March 31, 2015 and 2014, respectively.  Net interest margin increased 7 basis points to 3.39% for the three months ended March 31, 2015 as compared to 3.32% for the three months ended March 31, 2014.  The expansion of the net interest spread and margin, along with an increase in average loan balances, led to an increase in net interest income when comparing the nine and three months ended March 31, 2015 and 2014.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $1.1 million for the nine months ended March 31, 2015 and 2014. The provision for loan losses amounted to $416,000 and $288,000 for the three months ended March 31, 2015 and 2014, respectively.  The higher level of provision in the three months ended March 31, 2015 was the result of loan growth within the period, specifically within nonresidential and commercial loans.   Allowance for loan losses to total loans receivable decreased to 1.77% as of March 31, 2015 as compared to 1.83% as of June 30, 2014.  Nonperforming loans amounted to $5.8 million and $6.2 million at March 31, 2015 and June 30, 2014, respectively.  Net charge-offs amounted to $727,000 and $808,000 for the nine months ended March 31, 2015 and 2014, respectively, and amounted to $388,000 and $118,000 for the three months ended March 31, 2015 and 2014, respectively.   At March 31, 2015, nonperforming assets were 0.93% of total assets and nonperforming loans were 1.34% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

Index
NONINTEREST INCOME

	For the Nine months ended March 31,		Change from Prior Year
Noninterest income:	2015	2014	Amount	Percent
Service charges on deposit accounts	$2,069	$1,916	$153	7.99%
Debit card fees	1,248	1,148	100	8.71
Investment services	284	302	(18)	-5.96
E-commerce fees	76	72	4	5.56
Other operating income	483	476	7	1.47
Total noninterest income	$4,160	$3,914	$246	6.29%

Noninterest income increased $246,000, or 6.3%, to $4.2 million for the nine months ended March 31, 2015 as compared to $3.9 million for the nine months ended March 31, 2014, primarily due to an increase in service charges on deposits and debit card fees resulting from continued growth in the number of checking accounts with debit cards, as well as an increase in fees collected on loans which are included in other operating income.

	For the three months ended March 31,		Change from Prior Year
Noninterest income:	2015	2014	Amount	Percent
Service charges on deposit accounts	$623	$585	$38	6.50%
Debit card fees	404	373	31	8.31
Investment services	95	110	(15)	-13.64
E-commerce fees	23	21	2	9.52
Other operating income	106	159	(53)	-33.33
Total noninterest income	$1,251	$1,248	$3	0.24%

Noninterest income remained flat when comparing the three months ended March 31, 2015 and 2014. Increases in service charges on deposits and debit card fees resulting from continued growth in the number of checking accounts with debit cards, were largely offset by a decrease in other operating income.

NONINTEREST EXPENSE

	For the nine months ended March 31,		Change from Prior Year
Noninterest expense:	2015	2014	Amount	Percent
Salaries and employee benefits	$7,196	$6,766	$430	6.36%
Occupancy expense	1,126	990	136	13.74
Equipment and furniture expense	403	343	60	17.49
Service and data processing fees	1,272	1,051	221	21.03
Computer software, supplies and support	429	307	122	39.74
Advertising and promotion	220	202	18	8.91
FDIC insurance premiums	293	280	13	4.64
Legal and professional fees	800	645	155	24.03
Other	1,488	1,254	234	18.66
Total noninterest expense	$13,227	$11,838	$1,389	11.73%

Index
Noninterest expense increased $1.4 million, or 11.9%, to $13.2 million for the nine months ended March 31, 2015 as compared to $11.8 million for the nine months ended March 31, 2014.  As can be seen in the chart above, all expense categories increased when comparing these periods. The increase in salaries and employees benefits was in part due to normal increases in salaries as well as an increase in the number of employees resulting from the opening of a new branch location when comparing the nine months ended March 31, 2015 and 2014. The increase in occupancy expense and equipment and furniture expense is also the result of the opening of a new branch location as well as the relocation of lending operations to a new building.  The increase in service and data processing fees were the result of higher debit card processing fees.  During the nine months ended March 31, 2014, the Company had paid reduced fees as a result of renegotiation of the contract between the Company and its vendor.  These incentives have since expired, resulting in the higher fees paid during the nine months ended March 31, 2015.  The increase in computer software, supplies and support was the result of a fee paid to one of the Company’s vendors related to the renegotiation of the contract for support services. The increase in legal and professional fees was the result of implementation costs associated with the formation of the Company’s pooled captive insurance subsidiary, which was established in December 2014. This newly formed company, Greene Risk Management, Inc. was formed as a subsidiary of Greene County Bancorp, Inc. to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.   Included in other expenses were write-downs on foreclosed real estate in the amount of $109,000 for the nine months ended March 31, 2015.  These write-downs were the result of either obtaining updated appraisals on the properties or the acceptance of an offer to purchase the property at a value lower than the recorded fair value.

	For the three months ended March 31,		Change from Prior Year
Noninterest expense:	2015	2014	Amount	Percent
Salaries and employee benefits	$2,439	$2,509	$(70)	-2.79%
Occupancy expense	458	371	87	23.45
Equipment and furniture expense	150	81	69	85.19
Service and data processing fees	430	397	33	8.31
Computer software, supplies and support	90	100	(10)	-10.00
Advertising and promotion	88	66	22	33.33
FDIC insurance premiums	101	88	13	14.77
Legal and professional fees	208	190	18	9.47
Other	490	473	17	3.59
Total noninterest expense	$4,454	$4,275	$179	4.19%

Noninterest expense increased $179,000, or 4.2%, to $4.5 million for the three months ended March 31, 2015 as compared to $4.3 million for the three months ended March 31, 2014.  The increase was primarily due to an increase in occupancy expense and equipment and furniture expense of $156,000 resulting from the opening of a new branch location and relocation lending operations to a new building.  Advertising and promotion costs increased $33,000 when comparing the three months ended March 31, 2015 and 2014 due to the opening of a new branch location during the quarter.  Partially offsetting these increases was a decrease in salaries and employee benefits resulting from lower medical benefits expense.  Beginning January 1, 2015, the Company switched from a self-insured medical plan to a high deductible medical plan, which has resulted in lower expense recognized during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements.  The effective tax rate was 25.5% and 21.4% for the nine and three months ended March 31, 2015, compared to 28.3% and 26.6% for the nine and three months ended March 31, 2014.   The effective tax rate has continued to decline as a result of income derived from tax exempt bonds and loans as well as continued loan growth within the Company’s real estate investment trust subsidiary.  Also contributing to the lower effective income tax rate is the tax benefits derived from the Company’s pooled captive insurance company, as premium income received by the pooled captive insurance company is exempt from income taxes.  The premiums paid to the pooled captive insurance company by the Company and its banking subsidiaries are tax deductible.

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

Index
The Bank of Greene County’s unfunded loan commitments are as follows at March 31, 2015:

(In thousands)
Nonresidential mortgage loan commitments	$11,485
Residential mortgage loan commitments	2,538
Construction and land loan commitments	3,322
Unused portion of overdraft lines of credit	710
Unused portion of home equity lines of credit	8,084
Unused portion of commercial lines of credit	17,330
Commercial loan commitments	226
Total commitments	$43,695

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available for sale investment portfolio and borrowing capacity.

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for The Bank of Greene County and Greene County Commercial Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2015 and June 30, 2014.

On January 29, 2015, the Federal Reserve Bank Board revised the Small Bank Holding Company Policy Statement (“Policy Statement”) to raise the total consolidated asset limit from $500 million to $1 billion, and expand the scope of the Policy Statement to include savings and loan holding companies (SLHCs).  In conjunction with these revisions, the Board proposed changes to regulatory reports effective in 2015 to lessen the reporting burden on smaller institutions.  Prior to these revisions, beginning on January 1, 2015, the top-tier savings and loan holding company, Greene County Bancorp, MHC would have been subject to the new regulatory capital reporting requirements.  However, as a result of these revisions, the MHC has been exempted from the new regulatory capital reporting requirements.

Consolidated shareholders’ equity represented 9.0% and 9.1% of total assets at March 31, 2015 and June 30, 2014, respectively.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and, (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  May 15, 2015

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 15, 2015

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer