Form 10-K
period 2015-06-30
GREENE COUNTY BANCORP INC
filed 2015-09-28
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of December 31, 2014, there were issued and outstanding 4,218,857 shares of the Registrant's common stock of which 1,460,686 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $30.10 on December 31, 2014, the aggregate value of stock held by non-affiliates was $43,967,000.  As of September 11, 2015, there were issued and outstanding 4,224,457 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

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

General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a federally chartered savings bank.  A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (54.6%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.  The Bank of Greene County operates a limited-purpose subsidiary, Greene County Commercial Bank.  The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.  The Bank of Greene County also operates a real estate investment trust, Greene Property Holdings, Ltd., which beneficially owns mortgages originated through The Bank of Greene County. On December 30, 2014, Greene County Bancorp, Inc. formed Greene Risk Management, Inc. as a pooled captive insurance company subsidiary, incorporated in the State of Nevada, to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered savings and loan holding companies was transferred to the Federal Reserve Board under the Dodd-Frank Act.  At June 30, 2015, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash.  At June 30, 2015, 1,917,725 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 83,313 shares were held as Treasury stock and 2,304,632 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and monitoring its cash position.

At June 30, 2015, Greene County Bancorp, Inc. had consolidated assets of $738.6 million, consolidated total deposits of $622.7 million, consolidated borrowings from the Federal Home Loan Bank of New York (FHLB) of $41.7 million and consolidated equity of $66.9 million.

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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, commercial real estate mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in investment securities and mortgage-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential and commercial real estate mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. Through its affiliation with Fenimore Asset Management and Essex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York (FHLB), and principal and interest payments on loans and securities.  At June 30, 2015, The Bank of Greene County, excluding its subsidiary Greene County Commercial Bank, had total assets of $601.2 million, total deposits of $449.4 million, borrowings from the FHLB of $41.7 million and total equity of $65.7 million.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law.  At June 30, 2015, Greene County Commercial Bank had $222.3 million in assets, $174.0 million in total deposits, $27.6 million in borrowings from The Bank of Greene County, and $20.4 million in total equity.

Greene County Commercial Bank’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene Property Holdings, Ltd.

Greene Property Holdings, Ltd. was formed in June 2011 as a New York corporation that elected under the Internal Revenue Code to be taxed as a real estate investment trust.  The Bank of Greene County transferred beneficial ownership of certain mortgages and notes to Greene Property Holdings, Ltd. in exchange for 100% of the common stock of Greene Property Holdings, Ltd. The Bank of Greene County continues to service these mortgage customers pursuant to a management and servicing agreement with Greene Property Holdings, Ltd. At June 30, 2015, Greene Property Holdings, Ltd. had $311.4 million in assets, and $311.4 million in total equity.

Greene Property Holdings, Ltd.’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene Risk Management, Inc.

Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of Greene County Bancorp, Inc., incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.  At June 30, 2015, Greene Risk Management, Inc. had $1.7 million in assets, and $723,000 in total equity.

Greene Risk Management, Inc.’s administrative office is located at 101 Convention Center Drive, Suite 850, Las Vegas, NV 89109-2003.  Its telephone number is (702) 949-0110.

Index
Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 54.6% of the issued and outstanding common stock of Greene County Bancorp, Inc.  Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $360,000, in cash and cash equivalents at June 30, 2015.

Greene County Bancorp, MHC’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317, and its telephone number at that address is (518) 943-2600.

Market Area

The Bank of Greene County is a community bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County currently operates 13 full-service banking offices, operations center and lending center located in its market area within the Hudson Valley Region of New York State.

As of 2014 the Greene County population was approximately 48,000, Columbia County was approximately 62,000 and Albany County was approximately 308,000.  Greene County is primarily rural, and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  The County has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County government and the Coxsackie Correctional Facilities are the largest employers in the County.  Other large employers within the Company’s market area include the Hunter Mountain and Ski Windham resort areas, LaFarge, Columbia Memorial Hospital, Taconic Farms, Ginsberg’s Foods, and the Catskill, Cairo-Durham, Chatham, Greenville, Coxsackie-Athens, Hudson City, and Ravena-Coeyman Central School Districts. Albany County’s economy is dependent on state government, health care services and higher education.  Albany has also been growing in the area of technology jobs focusing on the areas of micro- and nanotechnology. During the fiscal year ended June 30, 2015, The Bank of Greene County expanded its market area south of Greene County into Ulster County with the opening of a branch office in Kingston, New York. As of 2014, the Ulster County population was approximately 180,000.  Ulster County’s major industry consists of tourism with a number of state parks located within the Catskill Mountains and the Shawangunk Ridge.  As such, local employment is primarily within the services industry as well as government and health services.

Competition

The Bank of Greene County faces significant competition both in making loans and in attracting deposits.  The Bank of Greene County’s subsidiary Greene County Commercial Bank faces similar competition in attracting municipal deposits.  The Bank of Greene County’s market area has a high density of financial institutions, including online competitors, many of which are branches of significantly larger institutions that have greater financial resources than The Bank of Greene County, and all of which are competitors of The Bank of Greene County to varying degrees.  The Bank of Greene County's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage-banking companies, credit unions, insurance companies and other financial service companies.  The Bank of Greene County faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.  Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions.

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

Lending Activities

General.  The principal lending activity of The Bank of Greene County is the origination, for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by residential and commercial real estate primarily located within its primary market area.  The Bank of Greene County also originates home equity loans, consumer loans and commercial business loans, and has increased its focus on all aspects of commercial lending.  The Bank of Greene County also offers a variety of line of credit products.

Index
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

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity.  Cash, cash equivalents and securities available-for-sale comprised 13.7% of total consolidated bank assets at June 30, 2015, all of which can be used for liquidity needs.  The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.   Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans including many commercial loans in order to help mitigate interest rate risk.

The loan portfolio composition and loan maturity schedule are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

Discussion regarding the credit quality of the loan portfolio is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 4, Loans, of this Report.

Residential, Construction and Land Loans, and Multifamily Loans.  The Bank of Greene County's primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by single-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  For the year ended June 30, 2015, The Bank of Greene County originated residential mortgage loans with a loan-to-value ratio of 89.9% or less.  The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  For the year ended June 30, 2015, less than one percent of the residential mortgage loans originated by The Bank of Greene County were originated with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, The Bank of Greene County has been successful in marketing and originating such loans with 10 and 15-year terms. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Bank of Greene County requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by The Bank of Greene County. Title insurance is not required on all mortgage loans, but is evaluated on a case by case basis.

At June 30, 2015, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed-rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

Index
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

The Bank of Greene County originates a limited number of multi-family loans. Multi-family loans are generally collateralized by apartment buildings located in The Bank of Greene County’s primary market area. The Bank of Greene County’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate mortgage loans.

Commercial Real Estate Mortgages.  We have increased our focus on commercial real estate mortgages and have developed a strong team of lenders and business development staff which, we believe, has resulted in our growth in these portfolios.  Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate mortgages. The Bank of Greene County originates fixed- and adjustable-rate commercial real estate mortgage loans with maximum terms of up to 25 years.

In underwriting commercial real estate mortgage loans, The Bank of Greene County reviews the expected net operating income generated by the real estate to ensure that it is generally at least 110% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower and any guarantors; and the borrower’s business experience.  The Bank of Greene County’s policy is to require personal guarantees from all commercial real estate mortgage borrowers.

The Bank of Greene County may require an environmental site assessment to be performed by an independent professional for commercial real estate mortgage loans.  It is also The Bank of Greene County’s policy to require title and hazard insurance on all commercial real estate mortgage loans.  In addition, The Bank of Greene County may require borrowers to make payments to a mortgage escrow account for the payment of property taxes.  Any exceptions to The Bank of Greene County’s loan policies must be made in accordance with the limitations set out in each policy.  Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

Loans collateralized by commercial real estate mortgages generally are larger than residential loans and involve a greater degree of risk. Commercial real estate mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate mortgage loans makes them more difficult for management to monitor and evaluate.

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

Index
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

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be collateral based, with loan amounts based on fixed-rate loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

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

Index
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

At June 30, 2015, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of three commercial mortgages with an outstanding balance of $5.2 million. This loan relationship was performing in accordance with its terms at June 30, 2015.

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

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2015, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

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

The estimated fair values of debt securities at June 30, 2015 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

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

Index
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

Deposits.  The Bank of Greene County and Greene County Commercial Bank offer a variety of deposit accounts with a range of interest rates and terms.  The Bank of Greene County's deposit accounts consist of savings, NOW accounts, money market accounts, certificates of deposit and noninterest-bearing checking accounts.  The Bank of Greene County also offers Individual Retirement Accounts (IRAs). Greene County Commercial Bank offers money market accounts, certificates of deposit and noninterest-bearing checking accounts and NOW accounts.

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

Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $174.0 million in deposits at June 30, 2015.

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

Index
The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential mortgage loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2015, there were no municipal letters of credit outstanding.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Report.

Personnel

As of June 30, 2015, The Bank of Greene County had 124 full-time employees and 12 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also Bank employees.  A collective bargaining group does not represent the employees, and The Bank of Greene County considers its relationship with its employees to be good.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General.  Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank and Greene Risk Management, Inc. are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to these entities.

Method of Accounting.  For federal income tax purposes, Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank currently report income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing consolidated federal income tax returns.

Taxable Distributions and Recapture.  At June 30, 2015, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

Index
Effective with the tax year 2015, Greene County Bancorp, Inc.’s fiscal year ended June 30, 2016, the NYS tax rules have changed to eliminate the alternative entire net income tax, change the assets tax to a capital tax and increase the fixed dollar minimum tax.  Management does not believe these changes will have a material impact on our consolidated results of operations or financial position.

REGULATION

General

The Bank of Greene County is a federally chartered savings bank and Greene County Commercial Bank is a New York-chartered bank.  The Federal Deposit Insurance Corporation (“FDIC”) through the DIF (“Deposit Insurance Fund”) insures their deposit accounts up to applicable limits.  The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and the New York State Banking Department (the “Department”), respectively, as their chartering agencies, and by the FDIC, as their deposit insurer.  The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by the OCC and the Department, respectively, as well as the FDIC concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as savings and loan holding companies, are subject to regulation and examination by the Federal Reserve Board (“FRB”) and are required to file reports with the FRB.

The Dodd-Frank Act and the extensive new regulations implementing the Act, will significantly affect our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the OCC or the FRB, could have a material adverse impact on The Bank of Greene County, Greene County Commercial Bank, Greene County Bancorp, Inc. or Greene County Bancorp, MHC.

Certain of the regulatory requirements applicable to The Bank of Greene County, Greene County Commercial Bank, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are referred to below or elsewhere herein.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act made significant changes to the current bank regulatory structure and affects the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated The Bank of Greene County’s former primary federal regulator, the Office of Thrift Supervision, and requires The Bank of Greene County to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the FRB to supervise and regulate all savings and loan holding companies, including Greene County Bancorp, Inc. and Greene County Bancorp, MHC, in addition to bank holding companies that it regulates.  As a result, the FRB’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like Greene County Bancorp, Inc. and Greene County Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to The Bank of Greene County, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  Moreover, Greene County Bancorp, MHC requires the approval of the FRB before it may waive the receipt of any dividends from Greene County Bancorp, Inc., and there is no assurance that the FRB will approve future dividend waivers or what conditions it may impose on such waivers.  The Dodd-Frank Act also requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $1 billion are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

Index
The legislation also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.  Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

Federal Banking Regulation

Business Activities.  A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations issued thereunder. Under these laws and regulations, The Bank of Greene County may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. The Bank of Greene County also may establish subsidiaries that may engage in activities not otherwise permissible for The Bank of Greene County, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Federal regulations require savings associations to meet certain minimum capital standards.  In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that, effective January 1, 2015, revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.

The risk-based capital standard for savings associations requires the maintenance of a minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, a minimum Tier 1 capital ratio (common equity Tier 1 capital plus additional Tier 1 capital) of 6% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  The final rule requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  The Bank of Greene County and Greene County Commercial Bank have exercised this one-time opt-out and therefore excluded unrealized gains and losses on certain “available-for-sale” securities holdings for purposes of calculating regulatory capital. Additional constraints have been imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  Common equity Tier 1 capital is composed of common stock and retained earnings, and includes a limited amount of minority interest and is reduced by goodwill and other intangibles, except mortgage servicing assets, deferred tax assets that arise from operating losses and tax credit carry-forwards, gain on sale in connection with a securitization exposure, certain defined benefit pension fund assets, investments in own shares, a limited amount of deferred tax assets arising from temporary differences that cannot be realized from net operating loss carrybacks and a limited amount of investments in the capital of unconsolidated financial institutions in the form of common stock.  Additional Tier 1 capital includes non-cumulative perpetual preferred stock and a limited amount of tier 1 minority interest.  Total capital includes Tier 1 capital plus total capital minority interest that was not included in Tier 1 capital, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 1250%, assigned by federal regulations based on the risks believed inherent in the type of asset.  The new capital requirements assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

At June 30, 2015, The Bank of Greene County’s and Greene County Commercial Bank’s capital exceeded all applicable minimal capital requirements.

Index
Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2015, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2015, The Bank of Greene County satisfied this test.

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

Index
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

 Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•	well-capitalized (at least 5% leverage capital, 6.5% common equity tier 1 risk-based capital, 8% Tier 1 risk-based capital and 10% total risk-based capital);
•	adequately capitalized (at least 4% leverage capital, 4.5% common equity tier 1 risk-based capital, 6% Tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 8% total risk-based capital, 6% Tier 1 risk-based capital, 4.5% common equity tier 1 risk based capital, or 4% leverage capital);
•	significantly undercapitalized (less than 6% total risk-based capital, 4% Tier 1 risk-based capital, 3.0% common equity tier 1 risk based capital, or 3% leverage capital); and
•	critically undercapitalized (less than 2% tangible capital).

Index
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

 At June 30, 2015, The Bank of Greene County met the criteria for being considered “well-capitalized”.

Deposit Insurance.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2015, the annualized Financing Corporation assessment was equal to 0.63 basis points of total assets less tangible capital. For the fiscal year June 30, 2015, The Bank of Greene County, and its subsidiary Greene County Commercial Bank, jointly paid $39,000 related to the FICO bonds.

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

Federal Home Loan Bank System.  The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2015, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2015, The Bank of Greene County was in compliance with these reserve requirements.

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

Index
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

Index
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

Index
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

At June 30, 2015, our commercial bank met the criteria for being considered “well-capitalized.”

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

Index
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

The Bank of Greene County currently conducts its business through 13 full-service banking offices, and operations center and lending center.  Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The following table sets forth The Bank of Greene County's offices as of June 30, 2015.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value
				(Dollars in thousands)
Administration Office(1)
302 Main Street, Catskill, NY 12414	Owned	1999	---	$646

Operations Center
288 Main Street, Catskill, NY 12414	Owned	2006	---	$1,333

Lending Center
341 Main Street, Catskill, NY 12414	Owned	2013	---	$721

Main Branch (1)
Main & Church Streets, Catskill, NY 12414	Owned	1963	---	$390

Coxsackie Branch
2 Technology Drive, W. Coxsackie, NY 12192	Owned	2005	---	$1,652

Cairo Branch
230 Matthew Simons Road, Cairo, NY 12413	Owned	2005	---	$1,721

Chatham Branch
Route 66, Chatham, NY 12037	Owned	2006	---	$1,622

Germantown Branch
4266 State Route 9G, Germantown, NY 12526	Owned	2010	---	$554

Greenville Branch
Route 32, Greeneville, NY 12083	Owned	1997	---	$721

Greenport Branch
160 Fairview Avenue, Hudson, NY 12534	Leased	2006	31-Dec-16	$272

Hudson Branch
21 North 7th Street, Hudson, NY 12534	Leased	2004	31-Oct-16	$-

Ravena Branch
2494 U.S., Route 9W, Ravena, NY 12143	Owned	2009	---	$1,451

Tannersville Branch
Main Street, Tannersville, NY 12485	Owned	2000	---	$938

Westerlo Branch
Routes 141 & 143, Westerlo, NY 12193	Leased	2001	30-Nov-20	$4

Catskill Commons Branch
100 Catskill Commons, Catskill, NY 12414	Owned	2006	---	$1,807

Kingston Branch
2 Miron Lane, Kingston, NY 12401	Leased	2014	14-Sep-18	$60

(1)	Includes adjacent parking lot and long term storage building.

Index
ITEM 3.	Legal Proceedings

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

Greene County Bancorp, Inc.’s common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”.  As of September 8, 2015 Greene County Bancorp, Inc. had 14 registered market makers, 493 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 4,224,457 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), Greene County Bancorp, Inc.’s mutual holding company, held 2,304,632 shares of common stock or 54.6% of total shares outstanding.  Consequently, shareholders other than the MHC held 1,919,825 shares.

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

The following table sets forth a summary of selected financial data at and for the fiscal quarter ends for the years ended June 30, 2015 and 2014.   Closing market price information is stated at the quarter end dates indicated.

Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price (NASDAQ:GCBC)
High	$27.00	$30.87	$30.10	$31.00
Low	25.25	25.32	27.50	25.20
Close	26.98	30.10	28.50	28.49
Cash Dividends	0.18	0.18	0.18	0.18

Fiscal 2014
Market price (NASDAQ:GCBC)
High	$32.54	$28.00	$28.00	$26.99
Low	21.00	24.30	24.97	25.50
Close	28.26	26.00	25.70	26.55
Cash Dividends	0.175	0.175	0.175	0.175

There were no sales of unregistered securities during fiscal 2015 or 2014.  On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant of up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 92,346 shares.  As of June 30, 2015, the Company had repurchased 62,478 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2015, or 2014.  The Company currently does not intend to repurchase any additional shares under this stock repurchase program.

Index
As of June 30, 2015, the Company has adopted two equity-based compensation plans: the 2008 Stock Option Plan and the ESOP.  The 2008 Stock Option Plan has been approved by stockholders of the Company and, except for the ESOP, the Company has not implemented any equity-based compensation program that has not been approved by Company stockholders.

Set forth below is certain information as of June 30, 2015 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2008 Stock Option Plan	47,835	$12.50	15,500

Index
ITEM 6.	Selected Financial Data

The selected financial and operational data presented below at and for the years shown was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. and should be read in conjunction with the consolidated financial statements presented elsewhere in this Report.

	At or for the Years Ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2013
SELECTED FINANCIAL CONDITION DATA:
Total assets	$738,647	$674,161	$633,605
Loans receivable, net	443,496	399,309	359,426
Securities available-for-sale	86,034	56,151	69,644
Securities held-to-maturity	169,000	181,946	176,519
Deposits	622,717	589,574	558,439
Shareholders' equity	66,920	61,200	56,108
AVERAGE BALANCES:
Total assets	703,515	658,796	618,829
Interest-earning assets	685,172	641,033	599,910
Loans receivable, net	419,793	382,759	343,620
Securities	250,247	236,220	235,554
Deposits	610,170	582,185	551,285
Borrowings	24,760	15,243	9,612
Shareholders' equity	64,222	58,394	54,656
SELECTED OPERATIONS DATA:
Total interest income	25,700	23,788	24,060
Total interest expense	2,302	2,387	2,817
Net interest income	23,398	21,401	21,243
Provision for loan losses	1,556	1,500	1,746
Net interest income after provision for loan losses	21,842	19,901	19,497
Total noninterest income	5,608	5,280	4,995
Total noninterest expense	17,943	16,116	15,449
Income before provision for income taxes	9,507	9,065	9,043
Provision for income taxes	2,318	2,537	2,672
Net income	7,189	6,528	6,371
FINANCIAL RATIOS:
Return on average assets[1]	1.02%	0.99%	1.03%
Return on average shareholders’ equity[2]	11.19	11.18	11.66
Noninterest expenses to average total assets	2.55	2.45	2.50
Average interest-earning assets to average interest-bearing liabilities	120.78	119.25	117.80
Net interest rate spread[3]	3.34	3.27	3.46
Net interest margin[4]	3.41	3.34	3.54
Efficiency ratio[5]	61.86	60.40	58.88
Shareholders’ equity to total assets, at end of period	9.06	9.08	8.86
Average shareholders’ equity to average assets	9.13	8.86	8.83
Dividend payout ratio[6]	42.35	45.16	46.05
Actual dividends declared to net income[7]	25.01	20.45	33.40
Nonperforming assets to total assets, at end of period	0.75	0.98	1.13
Nonperforming loans to net loans, at end of period	1.06	1.54	1.92
Allowance for loan losses to nonperforming loans	173.53	120.34	102.25
Allowance for loan losses to total loans receivable	1.81	1.83	1.92
Book value per share[8]	$15.85	$14.52	$13.38
Basic earnings per share	1.70	1.55	1.52
Diluted earnings per share	1.69	1.54	1.51
OTHER DATA:
Closing market price of common stock	$28.49	$26.55	$21.50
Number of full-service offices	13	12	12
Number of full-time equivalent employees	136	124	124

1	Ratio of net income to average total assets.
[2]	Ratio of net income to average shareholders’ equity.
[3]	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
[4]	Net interest income as a percentage of average interest-earning assets.
[5]	Noninterest expense divided by the sum of net interest income and noninterest income.
[6]	Dividends per share divided by basic earnings per share. This calculation does not take into account the waiver of dividends by Greene County Bancorp, MHC.
[7]	Dividends declared divided by net income.
[8]	Shareholders’ equity divided by outstanding shares.

Index
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  The Bank of Greene County currently operates 13 full-service branches, an administration office, a lending center, and an operations center in New York’s Hudson Valley Region.  In June 2004, Greene County Commercial Bank (“GCCB”) was opened for the limited purpose of servicing local municipalities.  GCCB is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 54.6% of the Company’s outstanding common stock.    In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans. In December 2014, Greene Risk Management, Inc. was formed as a Nevada corporation that is operating as a pooled captive insurance company.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

Securities are evaluated for other-than-temporary impairment by performing periodic reviews of individual securities in the investment portfolio.  Greene County Bancorp, Inc. makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security, on which there is an unrealized loss, is impaired on an other-than-temporary basis.  The Company considers many factors, including the severity and duration of the impairment; the intent and ability of the Company to hold the equity security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, the intent to sell the security, the likelihood to be required to sell the security before it recovers the entire amortized cost, external credit ratings and recent downgrades.  The Company is required to record other-than-temporary impairment charges through earnings, if it has the intent to sell, or will more likely than not be required to sell an impaired debt security before a recovery of its amortized cost basis.  In addition, the Company is required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell.  Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis.  Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis.

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

In recent years, Greene County Bancorp, Inc. has followed the following strategies to manage interest rate risk:

(i)	maintaining a high level of liquid interest-earning assets such as short-term interest-earning deposits and various investment securities;
(ii)	maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits;
(iii)	originating consumer installment loans that have up to five-year terms but that have significantly shorter average lives due to early prepayments;
(iv)	originating adjustable-rate commercial real estate mortgage loans and commercial loans; and
(v)	where possible, matching the funding requirements for fixed-rate residential mortgages with lower-costing core deposits.

By investing in liquid securities, which can be sold to take advantage of interest rate shifts, and originating adjustable rate commercial real estate and commercial loans with shorter average durations, Greene County Bancorp, Inc. believes it is better positioned to react to changes in market interest rates.  Investments in short-term securities, however, generally bear lower yields than longer-term investments.  Thus, these strategies may result in lower levels of interest income than would be obtained by investing in longer-term fixed-rate investments.

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

Index
EVE Analysis.  Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents Greene County Bancorp, Inc.’s EVE.  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2015.  Assumptions made by Greene County Bancorp, Inc. relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2015.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between Greene County Bancorp, Inc.’s estimated value of assets and value of liabilities assuming no change in interest rates.  The EVE for a decrease of 100, 200 and 300 basis points have been excluded since they would not be meaningful in the interest rate environment as of June 30, 2015.

The following sets forth Greene County Bancorp, Inc.’s EVE as of June 30, 2015.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change From Par	% Change From Par	EVE Ratio[1]	Change[2]
+300 bp	$90,931	$(17,373)	(16.04)	13.06%	(125	) bps
+200 bp	98,609	(9,695)	(8.95)	13.76	(55)
+100 bp	105,047	(3,257)	(3.01)	14.25	(6)
PAR	108,304	-	-	14.31	-

1	Calculated as the estimated EVE divided by the present value of total assets.
[2]	Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

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

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2015, Greene County Bancorp, Inc.’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest-earning assets were positive 12.89% and 17.53% respectively.

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

FINANCIAL OVERVIEW

Net income for the year ended June 30, 2015 amounted to $7.2 million or $1.70 per basic and $1.69 per diluted share as compared to $6.5 million or $1.55 per basic and $1.54 per diluted share for the year ended June 30, 2014, an increase of $661,000, or 10.1%.  The increase in net income was primarily the result of an increase of $2.0 million in net interest income, an increase of $328,000 in noninterest income, and a decrease in provision for income taxes of $219,000 which was partially offset by a $1.8 million increase in noninterest expense.   The change in net interest income resulted from growth in interest-earning assets when comparing the years ended June 30, 2015 and 2014.  Growth in interest-earning assets was largely within loans, primarily commercial real estate mortgages and commercial loans which are generally higher yielding assets.  As a result, net interest rate spread increased 7 basis points to 3.34% for the year ended June 30, 2015 as compared to 3.27% for the year ended June 30, 2014.   Net interest margin also increased 7 basis points to 3.41% for the year ended June 30, 2015 as compared to 3.34% for the year ended June 30, 2014. Changes in noninterest income and noninterest expense are more fully explained within the Comparison of Operating Results for the Years Ended June 30, 2015 and 2014 contained herein.

Total assets grew $64.4 million, or 9.6%, to $738.6 million at June 30, 2015 as compared to $674.2 million at June 30, 2014.  Net loans increased $44.2 million, or 11.1%, to $443.5 million at June 30, 2015 as compared to $399.3 million at June 30, 2014.  Securities classified as  available-for-sale and held-to-maturity increased $16.9 million to $255.0 million at June 30, 2015 as compared to $238.1 million at June 30, 2014.  Deposits grew $33.1 million, or 5.6%, to $622.7 million at June 30, 2015 as compared to $589.6 million at June 30, 2014.  Total shareholders’ equity amounted to $66.9 million and $61.2 million at June 30, 2015 and 2014, respectively, or 9.1% of total assets.

Comparison of Financial Condition as of June 30, 2015 and 2014

SECURITIES

Securities available-for-sale and held-to-maturity increased $16.9 million, or 7.1%, to $255.0 million at June 30, 2015 as compared to $238.1 million at June 30, 2014.  Securities purchases totaled $68.5 million during the year ended June 30, 2015 and consisted of $62.7 million of state and political subdivision securities, and $5.8 million of mortgage-backed securities. Principal pay-downs and maturities amounted to $51.3 million, of which $13.6 million were mortgage-backed securities, $34.4 million were state and political subdivision securities, $3.0 million were U.S. government agency securities, and $250,000 were corporate debt securities. Greene County Bancorp, Inc. holds 47.4% of its securities portfolio at June 30, 2015 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
	At June 30,
	2015		2014		2013
(Dollars in thousands)	Carrying Amount	Percent of total	Carrying Amount	Percent of total	Carrying Amount	Percent of total
Securities available-for-sale:
U.S. government sponsored enterprises	$7,855	3.1%	$10,898	4.5%	$12,989	5.3%
State and political subdivisions	39,582	15.5	1,347	0.6	1,858	0.7
Mortgage-backed securities-residential	7,942	3.1	9,545	4.0	7,533	3.1
Mortgage-backed securities-multi-family	25,735	10.1	29,018	12.2	41,919	17.0
Asset-backed securities	9	0.0	13	0.0	16	0.0
Corporate debt securities	4,774	1.9	5,170	2.2	5,176	2.1
Total debt securities	85,897	33.7	55,991	23.5	69,491	28.2
Equity securities and other	137	0.1	160	0.1	153	0.1
Total securities available-for-sale	86,034	33.8	56,151	23.6	69,644	28.3
Securities held-to-maturity:
U.S. treasury securities	-	-	-	-	5,500	2.2
U.S. government sponsored enterprises	2,000	0.8	2,000	0.8	2,999	1.2
State and political subdivisions	81,501	31.9	91,634	38.5	82,801	33.7
Mortgage-backed securities-residential	17,468	6.8	22,785	9.6	29,077	11.8
Mortgage-backed securities-multi-family	67,239	26.4	64,605	27.1	55,086	22.4
Other securities	792	0.3	922	0.4	1,056	0.4
Total securities held-to-maturity	169,000	66.2	181,946	76.4	176,519	71.7
Total securities	$255,034	100.0%	$238,097	100.0%	$246,163	100.0%

Investment Maturity Schedule

The estimated fair value of debt securities at June 30, 2015 by contractual maturity are shown below.  Asset-backed and mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Securities available-for-sale:
U.S. government sponsored enterprises	$3,008	$4,277	$570	$-	$7,855
State and political subdivisions	38,451	1,131	-	-	39,582
Mortgage-backed securities-residential	-	377	608	6,957	7,942
Mortgage-backed securities-multi-family	744	2,915	22,076	-	25,735
Asset-backed securities	-	-	9	-	9
Corporate debt securities	513	4,261	-	-	4,774
Total debt securities	42,716	12,961	23,263	6,957	85,897
Equity securities and other	-	-	-	137	137
Total securities available-for-sale	42,716	12,961	23,263	7,094	86,034
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	1,951	-	1,951
State and political subdivisions	12,514	44,962	18,140	7,835	83,451
Mortgage-backed securities-residential	934	5,859	7,606	3,837	18,236
Mortgage-backed securities-multi-family	1,039	5,005	61,520	-	67,564
Other securities	40	210	406	118	774
Total securities held-to-maturity	14,527	56,036	89,623	11,790	171,976
Total securities	$57,243	$68,997	$112,886	$18,884	$258,010
Weighted Average Yield	1.59%	2.58%	2.36%	3.22%	2.31%

Index
LOANS

Net loans receivable increased to $443.5 million at June 30, 2015 from $399.3 million at June 30, 2014, an increase of $44.2 million, or 11.1%.  The loan growth experienced during the year consisted primarily of $28.3 million in commercial real estate loans, $8.0 million in construction loans, $441,000 in home equity loans, $228,000 in multi-family loans and $8.8 million in commercial loans, and was partially offset by a $725,000 decrease in residential mortgage loans, and an increase of $723,000 in the allowance for loan losses. The continued low interest rate environment and, we believe, strong customer satisfaction from personal service, continued to enhance loan growth.  If long term rates begin to rise, the Company anticipates some reduced new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values in the Company’s market areas, however, could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Loan Portfolio Composition

Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	2015		2014		At June 30, 2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential real estate	$226,648	50.28%	$227,373	56.02%	$212,526	58.09%	$193,378	58.17%	$181,612	59.42%
Residential construction and land	3,621	0.81	3,005	0.74	2,691	0.74	2,156	0.65	3,731	1.22
Multi-family	4,287	0.95	4,059	1.00	5,511	1.51	5,522	1.66	6,048	1.98
Commercial real estate	142,323	31.57	114,066	28.11	91,482	25.00	80,794	24.30	63,860	20.90
Commercial construction	8,936	1.98	1,558	0.38	3,523	0.96	2,034	0.61	2,014	0.66
Total real estate loans	385,815	85.59	350,061	86.25	315,733	86.30	283,884	85.39	257,265	84.18

Consumer loans
Home equity	21,019	4.66	20,578	5.07	20,371	5.57	22,808	6.86	25,559	8.37
Consumer installment(1)	4,123	0.92	4,208	1.04	4,078	1.12	4,070	1.22	4,008	1.31
Total consumer loans	25,142	5.58	24,786	6.11	24,449	6.69	26,878	8.08	29,567	9.68

Commercial loans	39,798	8.83	30,994	7.64	25,657	7.01	21,688	6.53	18,788	6.14

Total consumer loans and commercial loans	64,940	14.41	55,780	13.75	50,106	13.70	48,566	14.61	48,355	15.82

Total gross loans	450,755	100.00%	405,841	100.00%	365,839	100.00%	332,450	100.00%	305,620	100.00%

Less:
Allowance for loan losses	(8,142)		(7,419)		(7,040)		(6,177)		(5,069)
Deferred fees and costs	883		887		627		478		495

Total loans receivable, net	$443,496		$399,309		$359,426		$326,751		$301,046

(1)	Includes direct automobile loans (on both new and used automobiles) and personal loans.

Index
Loan Maturity Schedule

The following table sets forth certain information as of June 30, 2015 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

(In thousands)	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total
Residential real estate	$4,006	$4,617	$10,888	$48,526	$158,611	$226,648
Residential construction and land	3,224	-	108	289	-	3,621
Multi-family	651	639	1,892	380	725	4,287
Commercial real estate	17,431	14,914	46,473	37,305	26,200	142,323
Commercial construction	8,936	-	-	-	-	8,936
Consumer loans	15,390	1,801	3,908	3,939	104	25,142
Commercial loans	20,625	2,611	5,457	9,898	1,207	39,798
Total loan portfolio	$70,263	$24,582	$68,726	$100,337	$186,847	$450,755

The total amount of the above loans that mature or are due after June 30, 2016 that have fixed interest rates is $294.2 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $86.3 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail above within the section Management of Interest Rate Risk.

Potential Problem Loans

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."  For further discussion regarding how management determines when a loan should be classified see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.  At June 30, 2015, The Bank of Greene County had $5.6 million of loans classified as substandard, and $1.9 million of loans designated as special mention.  No loans were classified as either doubtful or loss at June 30, 2015.

Nonaccrual Loans and Nonperforming Assets

Loans are reviewed on a regular basis to assess collectability of all principal and interest payments due.  Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the principal or interest will not be collected in accordance with contractual terms of the note.  When a loan is determined to be impaired, the measurement of the loan is based on present value of estimated future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

Index
Analysis of Nonaccrual Loans, Nonperforming Assets and Restructured Loans

The table below details additional information related to nonaccrual loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans:
Residential real estate	$1,087	$2,473	$3,599	$4,206	$3,074
Multi-family	-	-	463	431	577
Commercial real estate	2,964	2,775	2,018	1,868	2,171
Commercial construction	-	-	-	-	238
Home equity	169	339	51	60	49
Consumer installment	-	-	-	25	41
Commercial	388	312	195	303	144
Total nonaccrual loans	4,608	5,899	6,326	6,893	6,294

Accruing loans delinquent 90 days or more:
Residential real estate	84	266	559	83	-
Home equity	-	-	-	41	-
Total accruing loans delinquent 90 days or more	84	266	559	124	-
Foreclosed real estate:
Residential real estate	847	473	100	60	363
Commercial real estate	-	-	196	200	80
Total foreclosed real estate	847	473	296	260	443

Total nonperforming assets	$5,539	$6,638	$7,181	$7,277	$6,737

Troubled debt restructuring:
Nonperforming (included above)	$2,002	$3,093	$1,518	$835	$585
Performing (accruing and excluded above)	965	1,504	1,261	569	546

Nonperforming assets to total assets	0.75%	0.98%	1.13%	1.23%	1.23%

Nonperforming loans to net loans	1.06%	1.54%	1.92%	2.15%	2.09%

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2015	2014	2013
Interest income that would have been recorded if loans had been performing in accordance with original terms	$340	$352	$433
Interest income that was recorded on nonaccrual loans	250	128	158

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans as of the dates indicated:

	For the years ended June 30,
(In thousands)	2015	2014	2013
Balance of impaired loans, with a valuation allowance	$2,399	$6,075	$6,051
Allowances relating to impaired loans included in allowance for loan losses	451	869	1,179
Balance of impaired loans, without a valuation allowance	1,792	763	1,635
Average balance of impaired loans for the years ended	6,139	7,495	7,969
Interest income recorded on impaired loans during the years ended	251	229	324

Nonperforming assets amounted to $5.5 million at June 30, 2015 and $6.6 million at June 30, 2014, a decrease of $1.1 million, or 16.7%, and total impaired loans amounted to $4.2 million at June 30, 2015 compared to $6.8 million at June 30, 2014, a decrease of $2.6 million, or 38.2%.

Loans on nonaccrual status totaled $4.6 million at June 30, 2015 of which $1.2 million were in the process of foreclosure.  Included in nonaccrual loans were $2.6 million of loans which were less than 90 days past due at June 30, 2015, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $276,000 of loans which were making payments pursuant to forbearance agreements.   Under the forbearance agreements, the customers have made arrangements with The Bank of Greene County to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, The Bank of Greene County has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $5.9 million at June 30, 2014 of which $3.0 million were in the process of foreclosure.  Included in nonaccrual loans were $922,000 of loans which were less than 90 days past due at June 30, 2014, but have a recent history of delinquency greater than 90 days past due.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County considers smaller balance residential mortgages, home equity loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential and commercial mortgage and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral. The Bank of Greene County charges loans off against the allowance for loan losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.  For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.

Index
Analysis of allowance for loan losses activity

	At or for the Years Ended June 30,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance at the beginning of the period	$7,419	$7,040	$6,177	$5,069	$4,024
Charge-offs:
Residential real estate	390	420	421	208	140
Multi-family	-	24	-	-	200
Commercial real estate	133	309	233	212	106
Home equity	121	44	-	-	-
Consumer installment	236	215	246	280	232
Commercial loans	48	205	71	67	9
Total loans charged off	928	1,217	971	767	687

Recoveries:
Residential real estate	6	10	-	7	-
Multi-family	-	7	-	-	-
Consumer installment	61	75	88	82	95
Commercial loans	28	4	-	2	9
Total recoveries	95	96	88	91	104

Net charge-offs	833	1,121	883	676	583

Provisions charged to operations	1,556	1,500	1,746	1,784	1,628
Balance at the end of the period	$8,142	$7,419	$7,040	$6,177	$5,069

Net charge-offs to average loans outstanding	0.20%	0.29%	0.26%	0.22%	0.20%
Net charge-offs to nonperforming assets	15.04	16.89	12.30	9.29	8.65
Allowance for loan losses to nonperforming loans	173.53	120.34	102.25	88.03	80.54
Allowance for loan losses to total loans receivable	1.81	1.83	1.92	1.86	1.66
Net charge-offs to average assets	0.12	0.17	0.14	0.12	0.11

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

(Dollars in thousands)	2015		2014		At June 30, 2013		2012		2011
	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans
Residential real estate	$2,454	50.3%	$2,731	56.1%	$2,627	58.1%	$2,163	58.2%	$1,767	59.4%
Residential construction and land	50	0.8	42	0.7	37	0.7	19	0.6	27	1.2
Multi-family	40	0.9	59	1.0	139	1.5	337	1.7	410	2.0
Commercial real estate	3,699	31.6	2,936	28.1	2,476	25.0	2,076	24.3	1,859	20.9
Commercial construction	233	2.0	38	0.4	392	1.0	407	0.6	89	0.7
Home equity	314	4.7	361	5.1	275	5.6	187	6.9	186	8.4
Consumer installment	223	0.9	240	1.0	222	1.1	207	1.2	203	1.3
Commercial loans	1,129	8.8	811	7.6	809	7.0	645	6.5	528	6.1
Unallocated	-	-	201	-	63	-	136	-	-	-
Totals	$8,142	100.0%	$7,419	100.0%	$7,040	100.0%	$6,177	100.0%	$5,069	100.0%

Index
PREMISES AND EQUIPMENT

Premises and equipment amounted to $14.5 million at June 30, 2015 and $14.3 million at June 30, 2014.  Purchases totaled $753,000 during the year ended June 30, 2015 and primarily consisted of renovations of our new lending center and the leasehold improvements associated with our new Kingston branch, which were both opened in the quarter ended March 31, 2015.  Depreciation for the year ended June 30, 2015 totaled $545,000.  There were no disposals of premise and equipment during the fiscal year ended June 30, 2015. During the fiscal year ended June 30, 2014 the Company disposed of furniture and equipment that was no longer in use. The original cost of these assets totaled $3.2 million and they were fully depreciated at the time of disposal.

OTHER ASSETS

Other assets, consisting primarily of accrued interest receivable, foreclosed real estate and prepaid expenses, totaled $6.3 million at June 30, 2015, compared to $6.8 million at June 30, 2014, a decrease of $488,000.  This decrease was primarily the result of a decrease of $2.0 million in prepaid income taxes partially offset by an increase of $316,000 in accrued interest receivable, a $374,000 increase in foreclosed real estate, and a $783,000 increase in other prepaid expenses.  The increase in other prepaid expenses consisted of prepaid rent, and computer licensing fees, as well as, prepaid insurance premiums related to Greene Risk Management, Inc., the Company’s captive insurance subsidiary.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as foreclosed real estate, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis.  If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.   During the year ended June 30, 2015, nine properties were transferred to FRE at a total fair value of $1.4 million.  Subsequent write-downs of properties held in FRE during the year ended June 30, 2015 totaled $180,000.  Also during this period, six properties were sold for a total of $844,000, at a net gain on sale of $44,000.   At June 30, 2015, The Bank of Greene County had eight properties held in foreclosed real estate totaling $847,000.

DEPOSITS

Total deposits increased to $622.7 million at June 30, 2015 from $589.6 million at June 30, 2014, an increase of $33.1 million, or 5.6%. The growth in deposits was primarily in checking and money market products.  Noninterest-bearing deposits increased $5.9 million, or 8.8%, NOW deposits increased $17.9 million, or 8.1%, and money market deposits increased $16.4 million, or 18.7%, when comparing June 30, 2015 and 2014.  These increases were partially offset by a decrease in savings deposits of $1.3 million, or 0.8%, and a continued decline in certificate of deposit balances, which decreased $5.8 million, or 11.8%, when comparing June 30, 2015 and 2014.

The amount of certificates of deposit by time remaining to maturity as of June 30, 2015 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Report.

	At June 30,
	2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Transaction and savings deposits:
Noninterest-bearing deposits	$73,359	11.8%	$67,446	11.5%	$57,926	10.4%
Certificates of deposit	43,121	6.9	48,900	8.3	56,181	10.1
Savings deposits	163,927	26.3	165,227	28.0	160,004	28.6
Money market deposits	103,724	16.7	87,363	14.8	85,685	15.3
NOW deposits	238,586	38.3	220,638	37.4	198,643	35.6
Total deposits	$622,717	100.0%	$589,574	100.0%	$558,439	100.0%

BORROWINGS

Total borrowings from the Federal Home Loan Bank (“FHLB”) increased $24.0 million to $41.7 million at June 30, 2015 compared to $17.7 million at June 30, 2014.  Borrowings from overnight advances increased $19.7 million to $22.9 million at June 30, 2015 from $3.2 million at June 30, 2014. Term borrowings increased $4.3 million to $18.8 million at June 30, 2015 from $14.5 million at June 30, 2014. The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates. The Company’s borrowing agreements are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Report.

Index
The table below details additional information related to short-term borrowings for the years ended June 30,

(Dollars in thousands)	2015	2014
Average outstanding balance	$6,766	$5,582
Interest expense	27	20
Weighted average interest rate during the year	0.41%	0.35%
Weighted average interest rate at end of year	0.38%	0.42%

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities and a net deferred tax liability, totaled $7.3 million at June 30, 2015, compared to $5.7 million at June 30, 2014, an increase of $1.6 million.  This increase was due primarily to increased accrued expenses for various employee benefit plans, including the defined benefit pension plan, and supplemental executive retirement plan. For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note 10 Stock Based Compensation of this Report. Also contributing to the increase in other liabilities was a $423,000 increase in the liability associated with the unearned premiums and loss reserves related to Greene Risk Management, Inc., the Company’s captive insurance subsidiary.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $66.9 million at June 30, 2015 from $61.2 million at June 30, 2014, as net income of $7.2 million, and a $252,000 decrease in accumulated other comprehensive loss for the year, was partially offset by dividends declared and paid of $1.8 million.  The remaining change in equity, representing a $77,000 increase, was the result of options exercised under the Company’s 2008 Stock Option Plan.

Index
Comparison of Operating Results for the Years Ended June 30, 2015 and 2014

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the years ended June 30, 2015 and 2014.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Fiscal Years Ended June 30,
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-earning Assets:
Loans receivable[1]	$427,506	$19,919	4.66%	$389,870	$18,521	4.75%
Securities[2]	250,247	5,693	2.28	236,220	5,172	2.19
Interest-earning bank balances and federal funds	5,703	18	0.32	13,518	40	0.30
FHLB stock	1,716	70	4.08	1,425	55	3.86
Total interest-earning assets	685,172	25,700	3.75%	641,033	23,788	3.71%
Cash and due from banks	7,456			6,968
Allowance for loan losses	(7,713)			(7,111)
Other noninterest-earning assets	18,600			17,906
Total assets	$703,515			$658,796

Interest-Bearing Liabilities:
Savings and money market deposits	$264,121	$830	0.31%	$253,626	$939	0.37%
NOW deposits	232,576	890	0.38	217,204	945	0.44
Certificates of deposit	45,836	310	0.68	51,503	338	0.66
Borrowings	24,760	272	1.10	15,243	165	1.08
Total interest-bearing liabilities	567,293	2,302	0.41%	537,576	2,387	0.44%
Noninterest-bearing deposits	67,637			59,852
Other noninterest-bearing liabilities	4,363			2,974
Shareholders' equity	64,222			58,394
Total liabilities and equity	$703,515			$658,796

Net interest income		$23,398			$21,401
Net interest rate spread			3.34%			3.27%
Net earnings assets	$117,879			$103,457
Net interest margin			3.41%			3.34%
Average interest-earning assets to average interest-bearing liabilities	120.78%			119.25%

[1]	Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

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

	Years Ended June 30,
	2015 versus 2014			2014 versus 2013
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$1,755	$(357)	$1,398	$1,963	$(1,611)	$352
Securities[2]	308	213	521	16	(637)	(621)
Interest-earning bank balances and federal funds	(25)	3	(22)	2	(4)	(2)
FHLB stock	12	3	15	9	(10)	(1)
Total interest-earning assets	2,050	(138)	1,912	1,990	(2,262)	(272)

Interest-Bearing Liabilities:
Savings and money market deposits	40	(149)	(109)	80	(273)	(193)
NOW deposits	70	(125)	(55)	80	(132)	(52)
Certificates of deposit	(38)	10	(28)	(91)	(60)	(151)
Borrowings	104	3	107	86	(120)	(34)
Total interest-bearing liabilities	176	(261)	(85)	155	(585)	(430)
Net change in net interest income	$1,874	$123	$1,997	$1,835	$(1,677)	$158

[1]	Calculated net of deferred loan fees, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

As the above table shows, net interest income for the fiscal year ended June 30, 2015 has been affected most significantly by the increase in the volume of loans and securities which has been partially offset by a decrease in yields on loans and was complemented by the decrease in rates paid on interest-bearing liabilities. Net interest rate spread increased 7 basis points to 3.34% for the fiscal year ended June 30, 2015 as compared to 3.27% for the fiscal year ended June 30, 2014.  Net interest margin increased 7 basis points to 3.41% for the fiscal year ended June 30, 2015 as compared to 3.34% for the fiscal year ended June 30, 2014.

Index
INTEREST INCOME

Interest income for the year ended June 30, 2015 amounted to $25.7 million as compared to $23.8 million for the year ended June 30, 2014, an increase of $1.9 million, or 8.0%.  The increase in average loan and securities balances and the increase in securities yields had the greatest impact on interest income when comparing the years ended June 30, 2015 and 2014, which was offset by a decrease in the yield on loans.   Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $685.2 million for the year ended June 30, 2015 as compared to $641.0 million for the year ended June 30, 2014, an increase of $44.2 million, or 6.9%.   The yield earned on such assets increased 4 basis points to 3.75% for the year ended June 30, 2015 as compared to 3.71% for the year ended June 30, 2014.

Interest income earned on loans amounted to $19.9 million for the year ended June 30, 2015 as compared to $18.5 million for the year ended June 30, 2014.  Average loans outstanding increased $37.6 million, or 9.6%, to $427.5 million for the year ended June 30, 2015 as compared to $389.9 million for the year ended June 30, 2014.  The yield on such loans decreased 9 basis points to 4.66% for the year ended June 30, 2015 as compared to 4.75% for the year ended June 30, 2014. At June 30, 2015, approximately 31.1% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.  However, many of these loans have interest rate floors, which are intended to lessen the impact of any future interest rate reductions within this portfolio.

Interest income earned on securities (excluding FHLB stock) increased to $5.7 million for the year ended June 30, 2015 as compared to $5.2 million for the year ended June 30, 2014.  The average balance of securities increased $14.0 million to $250.2 million for the year ended June 30, 2015 as compared to $236.2 million for the year ended June 30, 2014.  The average yield on such securities increased 9 basis points to 2.28% for the year ended June 30, 2015 as compared to 2.19% for the year ended June 30, 2014.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.

Interest income earned on federal funds and interest-earning deposits amounted to $18,000 for the year ended June 30, 2015 as compared to $40,000 for the year ended June 30, 2014.  The average balance of federal funds and interest-earning deposits decreased $7.8 million during this same period.  Dividends on FHLB stock increased to $70,000 for the year ended June 30, 2015 as compared to $55,000 for the year ended June 30, 2014.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2015 amounted to $2.3 million as compared to $2.4 million for the year ended June 30, 2014, a decrease of $85,000, or 3.6%.  This decrease was the result of a decrease in the average rate paid on deposits, which was complemented by a shift in the mix of interest-bearing liabilities out of higher costing certificates of deposits to lower costing checking and savings deposits.  Interest expense includes interest on deposits and borrowings. The rate paid on such liabilities decreased 3 basis points to 0.41% for the year ended June 30, 2015 as compared to 0.44% for the year ended June 30, 2014.   Total average interest-bearing liabilities increased to $567.3 million for the year ended June 30, 2015 as compared to $537.6 million for the year ended June 30, 2014, an increase of $29.7 million, or 5.5%.

Interest expense paid on savings and money market accounts amounted to $830,000 for the year ended June 30, 2015 as compared to $939,000 for the year ended June 30, 2014, a decrease of $109,000, or 11.6%. The rate paid on savings and money market accounts decreased 6 basis points to 0.31% for the year ended June 30, 2015 as compared to 0.37% for the year ended June 30, 2014.  The average balance of savings and money market accounts increased by $10.5 million to $264.1 million for the year ended June 30, 2015 as compared to $253.6 million for the year ended June 30, 2014.

Interest expense paid on NOW accounts amounted to $890,000 and $945,000 for the years ended June 30, 2015 and 2014, respectively.  The average balance of NOW accounts increased to $232.6 million for the year ended June 30, 2015 as compared to $217.2 million for the year ended June 30, 2014, an increase of $15.4 million.  The average rate paid on NOW accounts decreased 6 basis points to 0.38% for the year ended June 30, 2015 as compared to 0.44% for the year ended June 30, 2014.

Interest expense paid on certificates of deposit amounted to $310,000 for the year ended June 30, 2015 as compared to $338,000 for the year ended June 30, 2014, a decrease of $28,000.  The average rate paid on certificates of deposit increased 2 basis points to 0.68% for the year ended June 30, 2015 as compared to 0.66% for the year ended June 30, 2014.  The average balance on certificates of deposit decreased to $45.8 million for the year ended June 30, 2015 as compared to $51.5 million for the year ended June 30, 2014.  The rate paid on certificates of deposit has increased as a result of an increase in balances within the five year maturity category.  The Bank has promoted its five year certificate of deposit product during the year ended June 30, 2015 in order to lock in the rate on lower costing liabilities as part of its overall interest rate risk strategy.

Interest expense on borrowings amounted to $272,000 for the year ended June 30, 2015 as compared to $165,000 for the year ended June 30, 2014, as the rate paid on such borrowings increased 2 basis points to 1.10% from 1.08% for these same periods.  The average balance of borrowings increased $9.6 million to $24.8 million for the year ended June 30, 2015 as compared to $15.2 million for the year ended June 30, 2014.

Index
PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. The provision for loan losses amounted to $1.6 million and $1.5 million for the years ended June 30, 2015 and 2014, respectively.  The level of provision has remained flat as the result of the growth in commercial real estate and commercial loans, which has been offset by a continued decline in delinquencies and loans adversely classified.  Delinquencies decreased $3.7 million to $4.3 million at June 30, 2015 compared to $8.0 million at June 30, 2014.  Loans designated special mention or watch and loans adversely classified as substandard decreased $1.9 million to $8.2 million at June 30, 2015 compared to $10.1 million at June 30, 2014.  The level of allowance for loan losses to total loans receivable decreased to 1.81% at June 30, 2015 compared to 1.83% at June 30, 2014.  Net charge-offs amounted to $833,000 and $1.1 million for the years ended June 30, 2015 and 2014, respectively, a decrease of $288,000. Nonperforming loans amounted to $4.7 million at June 30, 2015 and $6.2 million at June 30, 2014. At June 30, 2015, nonperforming assets were 0.75% of total assets and nonperforming loans were 1.06% of net loans. We have not originated “no documentation” mortgage loans and our loan portfolio does not include any mortgage loans that we classify as sub-prime.

NONINTEREST INCOME

(Dollars in thousands)	For the Years ended June 30,		Change from Prior Year
Noninterest income:	2015	2014	Amount	Percent
Service charges on deposit accounts	$2,779	$2,558	$221	8.64%
Debit card fees	1,694	1,565	129	8.24
Investment services	403	424	(21)	(4.95)
E-commerce fees	101	96	5	5.21
Other operating income	631	637	(6)	(0.94)
Total noninterest income	$5,608	$5,280	$328	6.21%

Noninterest income amounted to $5.6 million and $5.3 million for the year ended June 30, 2015 and 2014, respectively, an increase of $328,000.  The increase was primarily the result of higher fees earned on debit cards and service charges on deposit accounts. The Company has continued to increase the number of checking accounts, which has resulted in the issuance of more debit cards to customers, and consequently a higher number of debit card transactions processed.

NONINTEREST EXPENSE

(Dollars in thousands)	For the Years ended June 30,		Change from Prior Year
Noninterest expense:	2015	2014	Amount	Percent
Salaries and employee benefits	$9,855	$9,281	$574	6.18%
Occupancy expense	1,548	1,322	226	17.10
Equipment and furniture expense	524	436	88	20.18
Service and data processing fees	1,714	1,452	262	18.04
Computer software, supplies and support	522	400	122	30.50
Advertising and promotion	294	278	16	5.76
FDIC insurance premiums	404	371	33	8.89
Legal and professional fees	1,037	822	215	26.16
Other	2,045	1,754	291	16.59
Total noninterest expense	$17,943	$16,116	$1,827	11.34%

Noninterest expense increased $1.8 million, or 11.3%, to $17.9 million for the year ended June 30, 2015 as compared to $16.1 million for the year ended June 30, 2014.  As can be seen in the chart above, all expense categories increased when comparing these periods. The increase in salaries and employees benefits was in part due to normal increases in salaries as well as an increase in the number of employees resulting from the opening of a new branch location, as well as an increase in expenses related to various benefit plans when comparing the years ended June 30, 2015 and 2014. The increase in occupancy expense and equipment and furniture expense is also the result of the opening of a new branch location as well as the relocation of lending operations to a new building.  The increase in service and data processing fees were the result of higher debit card processing fees.  During the year ended June 30, 2014, the Company had paid reduced fees as a result of renegotiation of the contract between the Company and its vendor.  These incentives have since expired, resulting in the higher fees paid during the year ended June 30, 2015.  The increase in computer software, supplies and support was the result of a fee paid to one of the Company’s vendors related to the renegotiation of the contract for support services. The increase in legal and professional fees was the result of implementation costs associated with the formation of the Company’s pooled captive insurance subsidiary, which was established in December 2014. This newly formed company, Greene Risk Management, Inc., was formed as a subsidiary of Greene County Bancorp, Inc. to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.   Included in other expenses were write-downs on foreclosed real estate in the amount of $181,000 for the year ended June 30, 2015.  These write-downs were the result of either obtaining updated appraisals on the properties or the acceptance of an offer to purchase the property at a value lower than the recorded fair value.  These write-downs were partially offset by net gains realized on the sale of foreclosed real estate of $44,000.

Index
INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 24.4% for the year ended June 30, 2015, compared to 28.0% for the year ended June 30, 2014.   The effective tax rate has continued to decline as a result of income derived from tax exempt bonds and loans as well as continued loan growth within the Company’s real estate investment trust subsidiary.  Also contributing to the lower effective income tax rate is the tax benefits derived from the Company’s pooled captive insurance company, as premium income received by the pooled captive insurance company is exempt from income taxes.  The premiums paid to the pooled captive insurance company by the Company and its banking subsidiaries are tax deductible.

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

Greene County Bancorp, Inc.’s primary investing activities are the origination of residential one- to four-family and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $47.5 million and $42.4 million and purchases of securities totaled $68.5 million and $39.0 million for the years ended June 30, 2015 and 2014, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2015 and 2014, as Greene County Bancorp, Inc. originated loans for retention in its portfolio.

Greene County Bancorp, Inc. experienced a net increase in total deposits of $33.1 million and $31.2 million for the years ended June 30, 2015 and 2014, respectively.  The level of interest rates and products offered by local competitors are some factors affecting deposit flows.  The Company continues to benefit from consolidation of other depository institutions within its market area and has successfully launched several marketing campaigns aimed at different segments of the market.

Greene County Bancorp, Inc. monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in overnight federal funds.  In the event Greene County Bancorp, Inc. requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During the year ended June 30, 2015, The Bank of Greene County’s maximum borrowing from FHLB reached $61.0 million and the minimum amounted to $14.5 million.  The $41.7 million borrowing at June 30, 2015 consisted of $22.9 million in overnight borrowings, $18.8 million in term borrowings with maturities ranging between 2016 through 2021.  The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.

The Bank of Greene County’s unfunded loan commitments are as follows at June 30, 2015 and 2014:

(In thousands)	2015	2014
Residential real estate loan commitments	$5,087	$2,380
Construction and land loan commitments	5,622	3,138
Commercial real estate loan commitments	15,855	8,757
Home equity available lines of credit	8,295	8,159
Consumer overdraft available lines of credit	698	706
Commercial loan available lines of credit	21,264	14,419
Commercial loan commitments	885	226
Total commitments	$57,706	$37,785

Index
Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit scheduled to mature in one year or less from June 30, 2015 totaled $21.4 million.  Based upon Greene County Bancorp, Inc.’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with Greene County Bancorp, Inc.

At June 30, 2015 and 2014, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 17. Regulatory Matters of this Report. Shareholders’ equity represented 9.1% of total consolidated assets at June 30, 2015 and  2014, respectively.

Greene County Bancorp, Inc.’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on Greene County Bancorp, Inc.’s operating, financing, lending and investing activities during any given period.  At June 30, 2015, cash and cash equivalents totaled $15.5 million, or 2.1% of total assets.

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

Index
UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth a summary of selected financial data at and for the years ended June 30, 2015 and 2014 and quarter ends within those years.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

The year ended June 30, 2015
Loans receivable, net	$406,694	$422,716	$435,310	$443,496
Deposits	611,308	583,181	644,841	622,717

Interest income	6,241	6,407	6,467	6,585
Interest expense	562	563	579	598
Net interest income	5,679	5,844	5,888	5,987
Provision for loan losses	411	305	416	424
Noninterest income	1,469	1,440	1,251	1,448
Noninterest expense	4,277	4,496	4,454	4,716
Income before provision for income taxes	2,460	2,483	2,269	2,295
Net income	1,775	1,811	1,784	1,819
Basic earnings per share	0.42	0.43	0.42	0.43
Diluted earnings per share	0.42	0.43	0.42	0.43

The year ended June 30, 2014
Loans receivable, net	$374,138	$387,083	$392,480	$399,309
Deposits	580,482	549,435	621,238	589,574

Interest income	5,826	5,951	5,954	6,057
Interest expense	578	582	600	627
Net interest income	5,248	5,369	5,354	5,430
Provision for loan losses	313	508	288	391
Noninterest income	1,350	1,316	1,248	1,366
Noninterest expense	3,812	3,751	4,275	4,278
Income before provision for income taxes	2,473	2,426	2,039	2,127
Net income	1,754	1,725	1,496	1,553
Basic earnings per share	0.42	0.41	0.35	0.37
Diluted earnings per share	0.41	0.41	0.35	0.37

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Index
ITEM 8.	Financial Statements and Supplementary Data

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

Greene County Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Michelle Plummer
Donald E. Gibson	Michelle Plummer, CPA
President and Chief Executive Officer	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Greene County Bancorp, Inc.
Catskill, New York

We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. and Subsidiaries (the “Company”) as of June 30, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancorp, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
September 28, 2015

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2015 and 2014
(In thousands, except share and per share amounts)

ASSETS	June 30, 2015	June 30, 2014
Total cash and cash equivalents	$15,538	$13,809

Long term certificate of deposit	1,230	250
Securities available-for-sale, at fair value	86,034	56,151
Securities held-to-maturity, at amortized cost (fair value $171,976 at June 30, 2015; $181,932 at June 30, 2014)	169,000	181,946
Federal Home Loan Bank stock, at cost	2,494	1,561

Loans	450,755	405,841
Allowance for loan losses	(8,142)	(7,419)
Unearned origination fees and costs, net	883	887
Net loans receivable	443,496	399,309

Premises and equipment	14,515	14,307
Accrued interest receivable	3,026	2,710
Foreclosed real estate	847	473
Prepaid expenses and other assets	2,467	3,645
Total assets	$738,647	$674,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$73,359	$67,446
Interest-bearing deposits	549,358	522,128
Total deposits	622,717	589,574

Borrowings from Federal Home Loan Bank, short-term	22,900	3,150
Borrowings from Federal Home Loan Bank, long-term	18,800	14,500
Accrued expenses and other liabilities	7,310	5,737
Total liabilities	671,727	612,961

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued - 4,305,670 shares Outstanding 4,222,357 shares at June 30, 2015, and 4,213,757 shares at June 30, 2014	431	431
Additional paid-in capital	11,220	11,208
Retained earnings	56,696	51,305
Accumulated other comprehensive loss	(798)	(1,050)
Treasury stock, at cost 83,313 shares at June 30, 2015, and 91,913 shares at June 30, 2014	(629)	(694)
Total shareholders’ equity	66,920	61,200
Total liabilities and shareholders’ equity	$738,647	$674,161

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2015 and 2014
(In thousands, except share and per share amounts)

	2015	2014
Interest income:
Loans	$19,919	$18,521
Investment securities - taxable	548	646
Mortgage-backed securities	2,865	2,544
Investment securities - tax exempt	2,350	2,037
Interest-bearing deposits and federal funds sold	18	40
Total interest income	25,700	23,788

Interest expense:
Interest on deposits	2,030	2,222
Interest on borrowings	272	165
Total interest expense	2,302	2,387

Net interest income	23,398	21,401
Provision for loan losses	1,556	1,500
Net interest income after provision for loan losses	21,842	19,901

Noninterest income:
Service charges on deposit accounts	2,779	2,558
Debit card fees	1,694	1,565
Investment services	403	424
E-commerce fees	101	96
Other operating income	631	637
Total noninterest income	5,608	5,280

Noninterest expense:
Salaries and employee benefits	9,855	9,281
Occupancy expense	1,548	1,322
Equipment and furniture expense	524	436
Service and data processing fees	1,714	1,452
Computer software, supplies and support	522	400
Advertising and promotion	294	278
FDIC insurance premiums	404	371
Legal and professional fees	1,037	822
Other	2,045	1,754
Total noninterest expense	17,943	16,116

Income before provision for income taxes	9,507	9,065
Provision for income taxes	2,318	2,537
Net income	$7,189	$6,528

Basic earnings per share	$1.70	$1.55
Basic average shares outstanding	4,218,671	4,205,945
Diluted earnings per share	$1.69	$1.54
Diluted average shares outstanding	4,248,687	4,241,256
Dividends per share	$0.720	$0.70

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2015 and 2014
(In thousands)

	2015	2014
Net income	$7,189	$6,528
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net of income taxes of $182 and ($327), respectively	288	(518)

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $139 and $175, respectively(1)	220	277

Pension actuarial loss, net of income taxes of ($162) and ($37)(2)	(256)	(59)

Total other comprehensive income (loss), net of taxes	252	(300)

Comprehensive income	$7,441	$6,228

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income (loss) at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost and are included in salaries and employee benefit expense within noninterest expense (see Note 9 for additional details).

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2015 and 2014
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2013	$431	$11,168	$46,112	$(750)	$(853)	$56,108
Options exercised		13			159	172
Tax benefit of stock based compensation		27				27
Dividends declared[1]			(1,335)			(1,335)
Net income			6,528			6,528
Other comprehensive loss, net of taxes				(300)		(300)
Balance at June 30, 2014	$431	$11,208	$51,305	$(1,050)	$(694)	$61,200
Options exercised		(4)			65	61
Tax benefit of stock based compensation		16				16
Dividends declared[1]			(1,798)			(1,798)
Net income			7,189			7,189
Other comprehensive income, net of taxes				252		252
Balance at June 30, 2015	$431	$11,220	$56,696	$(798)	$(629)	$66,920

[1]	Dividends declared were $0.72 per share and $0.70 per share for the years ended June 30, 2015 and 2014. This is based on total number of shares outstanding. Greene County Bancorp, MHC, the owner of 54.6% of the Company’s shares outstanding, waived its right to receive dividends each quarter during the fiscal years ended June 30, 2015 and 2014 with the exception of the quarter ended March 31, 2015. Dividends were paid to the MHC during the quarter ended March 31, 2015 to provide liquidity based on the MHC’s cash flow requirements. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2015 and 2014
(In thousands)

	2015	2014
Cash flows from operating activities:
Net Income	$7,189	$6,528
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	545	617
Deferred income tax expense	488	18
Net amortization of premiums and discounts	1,145	1,815
Net amortization of deferred loan costs and fees	369	340
Provision for loan losses	1,556	1,500
Loss on sale of foreclosed real estate	136	57
Excess tax benefit from stock based compensation	(16)	(27)
Net increase (decrease) in accrued income taxes	1,703	(682)
Net increase in accrued interest receivable	(316)	(47)
Net increase in prepaid expenses and other assets	(819)	(88)
Net increase in other liabilities	818	1,354
Net cash provided by operating activities	12,798	11,385

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	6,672	2,515
Purchases of securities	(41,682)	(7,341)
Principal payments on securities	5,241	5,862
Securities held-to-maturity:
Proceeds from maturities	30,993	29,069
Purchases of securities	(26,840)	(31,610)
Principal payments on securities	8,363	7,363
Net purchase of Federal Home Loan Bank Stock	(933)	(173)
Purchase of long term certificate of deposit	(980)	-
Net increase in loans receivable	(47,466)	(42,388)
Proceeds from sale of foreclosed real estate	844	431
Purchases of premises and equipment	(753)	(575)
Net cash used in investing activities	(66,541)	(36,847)

Cash flows from financing activities:
Net decrease in short-term FHLB advances	19,750	(7,450)
Proceeds from long-term FHLB advances	4,300	10,500
Payment of cash dividends	(1,798)	(1,335)
Proceeds from issuance of stock options	61	172
Excess tax benefit from stock based compensation	16	27
Net increase in deposits	33,143	31,135
Net cash provided by financing activities	55,472	33,049

Net increase in cash and cash equivalents	1,729	7,587
Cash and cash equivalents at beginning of year	13,809	6,222
Cash and cash equivalents at end of year	$15,538	$13,809

Non-cash investing activities:
Foreclosed loans transferred to other real estate	$1,354	$665
Securities transferred from available-for-sale to held-to-maturity	-	11,735
Cash paid during period for:
Interest	$2,304	$2,376
Income taxes	$127	$3,201

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1. Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the “Company”) and its subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s subsidiaries Greene County Commercial Bank and Greene Property Holdings, Ltd.  All material inter-company accounts and transactions have been eliminated.  Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. These reclassifications had no effect on net income or shareholders’ equity as previously reported.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries.  The Bank of Greene County has 13 full-service offices and an operations center located in its market area consisting of the Hudson Valley of New York.  The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and notes held by The Bank of Greene County are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.  Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of Greene County Bancorp, Inc., incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

Charter

Greene County Bancorp, Inc. and its parent mutual holding company (the “MHC”) are federally chartered and regulated and examined by the Federal Reserve Board.  The Bank of Greene County, the subsidiary of Greene County Bancorp, Inc., is also federally chartered and regulated and examined by the Office of the Comptroller of the Currency (the “OCC”).

Greene County Commercial Bank is a New York State-chartered financial institution, regulated and examined by the New York State Banking Department.  Greene Property Holdings, Ltd. is a New York corporation.

As a federally chartered savings bank, The Bank of Greene County must maintain at least 65% of its “portfolio assets” (total assets minus goodwill and other intangible assets, office property and specified liquid investments up to 20% of total assets) in certain “qualified thrift investments” (primarily loans to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, securities backed by or representing an interest in mortgages on domestic residential housing, and Federal Home Loan Bank stock) in at least 9 months out of every 12 month period.  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  At June 30, 2015 and 2014 and for the years then ended, The Bank of Greene County satisfied the requirement of the qualified thrift lender test.

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

Index
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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions, investments (with original maturity of three months or less), and overnight federal funds sold.  The amounts of interest-bearing deposits included as cash equivalents at June 30, 2015 and 2014 were $7.0 million and $4.8 million, respectively.

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

Index
Allowance for Loan Losses

The allowance for loan losses is maintained by a provision for loan losses charged to expense, reduced by net charge-offs and increased by recoveries of loans previously charged off.  The level of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, payment status of the loan and economic conditions.  The Bank of Greene County considers smaller balance residential mortgages, home equity loans, commercial real estate, business loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential, commercial real estate mortgage and business loans are reviewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral, less estimated costs to sell.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually considered impaired, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

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

Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock.  From time to time, Greene County Bancorp, Inc. may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to Greene County Bancorp, Inc.’s earnings per share, book value per share and general market and economic factors.  The Company has a stock repurchase program which allows for the repurchase of  up to 92,346 shares. As of June 30, 2015, 62,478 shares had been repurchased under this plan.  There were no shares repurchased during fiscal 2015 or 2014.  The Company currently does not intend to repurchase any additional shares under this stock repurchase program. Common stock may also be acquired in order to have shares available for issuance under the Stock Option Plans.  See Note 10 to the consolidated financial statements, Stock-Based Compensation, for more information regarding these plans.  No repurchases of stock were made during the year ended June 30, 2015 or 2014.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the years ended June 30, 2015 or 2014.

Index
Advertising

Greene County Bancorp, Inc. follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $294,000 and $278,000 for the years ended June 30, 2015 and 2014, respectively.

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

In August 2014, the FASB issued an amendment (ASU 2014-14) to its guidance on “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)”.  The objective of the ASU is to reduce the diversity in how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure, to provide more decision-useful information about a creditor’s foreclosed mortgage loans that are expected to be recovered, at least in part, through government guarantees.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Public entities would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

Index
In January 2015, the FASB issued an Update (ASU 2015-01) to its guidance on “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)”.  The objective of the ASU is to simplify the income statement presentation by eliminating the concept of extraordinary items, and will align GAAP more closely with International Accounting Standards which prohibits the presentation and disclosure of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In May 2015, the FASB issued an Update (ASU 2015-09) to its guidance on “Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts”.  The objective of the ASU is to improve the transparency of significant estimates made in measuring liabilities related to short-duration insurance contracts, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates.  For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

Note 2.  Balances at other banks

The Bank of Greene County is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The amount of this reserve requirement, included in cash and due from banks, was $1.3 million and $1.2 million at June 30, 2015 and 2014, respectively.

Note 3.  Securities

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2015, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

Index
Securities at June 30, 2015 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$7,608	$247	$-	$7,855
State and political subdivisions	39,574	9	1	39,582
Mortgage-backed securities-residential	7,797	155	10	7,942
Mortgage-backed securities-multi-family	25,291	486	42	25,735
Asset-backed securities	10	-	1	9
Corporate debt securities	4,544	242	12	4,774
Total debt securities	84,824	1,139	66	85,897
Equity securities and other	62	75	-	137
Total securities available-for-sale	84,886	1,214	66	86,034
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	-	49	1,951
State and political subdivisions	81,501	2,137	187	83,451
Mortgage-backed securities-residential	17,468	768	-	18,236
Mortgage-backed securities-multi-family	67,239	990	665	67,564
Other securities	792	-	18	774
Total securities held-to-maturity	169,000	3,895	919	171,976
Total securities	$253,886	$5,109	$985	$258,010

Securities at June 30, 2014 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$10,648	$250	$-	$10,898
State and political subdivisions	1,324	23	-	1,347
Mortgage-backed securities-residential	9,345	213	13	9,545
Mortgage-backed securities-multi-family	29,268	89	339	29,018
Asset-backed securities	15	-	2	13
Corporate debt securities	4,811	375	16	5,170
Total debt securities	55,411	950	370	55,991
Equity securities and other	62	98	-	160
Total securities available-for-sale	55,473	1,048	370	56,151
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	-	102	1,898
State and political subdivisions	91,634	787	204	92,217
Mortgage-backed securities-residential	22,785	1,150	-	23,935
Mortgage-backed securities-multi-family	64,605	759	2,381	62,983
Other securities	922	1	24	899
Total securities held-to-maturity	181,946	2,697	2,711	181,932
Total securities	$237,419	$3,745	$3,081	$238,083

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
State and political subdivisions	$799	$1	1	$-	$-	-	$799	$1	1
Mortgage-backed securities-residential	-	-	-	1,630	10	1	1,630	10	1
Mortgage-backed securities-multi-family	2,023	26	1	753	16	1	2,776	42	2
Asset-backed securities	-	-	-	9	1	1	9	1	1
Corporate debt securities	273	2	1	491	10	2	764	12	3
Total securities available-for-sale	3,095	29	3	2,883	37	5	5,978	66	8
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	-	1,951	49	1	1,951	49	1
State and political subdivisions	11,171	143	49	1,221	44	9	12,392	187	58
Mortgage-backed securities-multi-family	14,464	100	4	28,187	565	6	42,651	665	10
Other securities	334	11	1	202	7	1	536	18	2
Total securities held-to-maturity	25,969	254	54	31,561	665	17	57,530	919	71
Total securities	$29,064	$283	57	$34,444	$702	22	$63,508	$985	79

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$4,302	$13	2	$-	$-	-	$4,302	$13	2
Mortgage-backed securities-multi-family	4,448	5	3	19,404	334	7	23,852	339	10
Asset-backed securities	-	-	-	13	2	1	13	2	1
Corporate debt securities	767	16	2	-	-	-	767	16	2
Total securities available-for-sale	9,517	34	7	19,417	336	8	28,934	370	15
Securities held-to-maturity:
U.S. government sponsored enterprises	1,898	102	1	-	-	-	1,898	102	1
State and political subdivisions	6,693	175	34	1,815	29	11	8,508	204	45
Mortgage-backed securities-multi-family	26,522	1,617	7	15,440	764	6	41,962	2,381	13
Other securities	130	2	2	401	22	2	531	24	4
Total securities held-to-maturity	35,243	1,896	44	17,656	815	19	52,899	2,711	63
Total securities	$44,760	$1,930	51	$37,073	$1,151	27	$81,833	$3,081	78

Management evaluated these securities considering the factors as outlined in Note 1 of these consolidated financial statements, and based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2015. During the year ended June 30, 2014, $11.7 million of securities available-for-sale were transferred to held-to-maturity and included primarily mortgage-backed securities.  These securities were transferred at fair value which reflected a net unrealized loss of $805,000.  This unrealized loss is being accreted to other comprehensive income over the remaining average lives of these securities.

During the years ended June 30, 2015 and 2014, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the years ended June 30, 2015 and 2014.

Index
The estimated fair values of debt securities at June 30, 2015, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$41,951	$41,972
After one year through five years	9,235	9,669
After five years through ten years	540	570
After ten years	-	-
Total available-for-sale debt securities	51,726	52,211
Mortgage-backed and asset-backed securities	33,098	33,686
Equity securities	62	137
Total available-for-sale securities	84,886	86,034

Held-to-maturity debt securities
Within one year	12,371	12,554
After one year through five years	44,217	45,172
After five years through ten years	20,044	20,497
After ten years	7,661	7,953
Total held-to-maturity debt securities	84,293	86,176
Mortgage-backed	84,707	85,800
Total held-to-maturity securities	169,000	171,976
Total securities	$253,886	$258,010

As of June 30, 2015 and 2014, respectively, securities with an aggregate fair value of $223.1 million and $210.0 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of June 30, 2015 and 2014, securities with an aggregate fair value of $4.8 million, and $5.2 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the years ended June 30, 2015 or 2014.

Note 4.  Loans

Loan segments and classes at June 30, 2015 and 2014 are summarized as follows:
	At June 30,
(In thousands)	2015	2014
Residential real estate:
Residential real estate	$226,648	$227,373
Residential construction and land	3,621	3,005
Multi-family	4,287	4,059
Commercial real estate:
Commercial real estate	142,323	114,066
Commercial construction	8,936	1,558
Consumer loan:
Home equity	21,019	20,578
Consumer installment	4,123	4,208
Commercial loans	39,798	30,994
Total gross loans	450,755	405,841
Allowance for loan losses	(8,142)	(7,419)
Deferred fees and costs	883	887
Loans receivable, net	$443,496	$399,309

At June 30, 2015 and 2014, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

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

The Bank primarily has four segments within its loan portfolio that it considers when measuring credit quality: residential real estate loans, commercial real estate loans, consumer loans and commercial loans.  The residential real estate portfolio consists of residential, construction, and multifamily loan classes. Commercial real estate loans consist of commercial real estate and commercial construction loan classes. Consumer loans consist of home equity loan and consumer installment loan classes. The inherent risk within the loan portfolio varies depending upon each of these loan types.

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

Loans collateralized by commercial real estate, and multi-family dwellings, such as apartment buildings generally are larger than residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for management to monitor and evaluate.

Index
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

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be collateral-based, with loan amounts based on fixed loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Loan balances by internal credit quality indicator as of June 30, 2015 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$224,195	$638	$97	$1,718	$226,648
Residential construction and land	3,621	-	-	-	3,621
Multi-family	4,182	-	-	105	4,287
Commercial real estate	138,468	-	986	2,869	142,323
Commercial construction	8,936	-	-	-	8,936
Home equity	20,731	-	15	273	21,019
Consumer installment	4,117	6	-	-	4,123
Commercial loans	38,334	-	844	620	39,798
Total gross loans	$442,584	$644	$1,942	$5,585	$450,755

Loan balances by internal credit quality indicator as of June 30, 2014 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$223,772	$221	$99	$3,281	$227,373
Residential construction and land	3,005	-	-	-	3,005
Multi-family	3,946	-	-	113	4,059
Commercial real estate	109,281	-	1,789	2,996	114,066
Commercial construction	1,558	-	-	-	1,558
Home equity	20,239	-	-	339	20,578
Consumer installment	4,208	-	-	-	4,208
Commercial loans	29,686	-	385	923	30,994
Total gross loans	$395,695	$221	$2,273	$7,652	$405,841

The Company had no loans classified Doubtful or Loss at June 30, 2015 or 2014.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at June 30, 2015 and 2014.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans which have been foreclosed upon or are in process of foreclosure has remained historically high over the past several years.  These high levels have been the result of adverse changes within the economy and increases in local unemployment.  These levels are also due in part to the extended length of time required to meet all of the legal requirements mandated by New York state law prior to a foreclosure sale, which may be in excess of two years. During the year ended June 30, 2015, the Bank has been able to work through many of its nonperforming loans, and has reduced the overall level of delinquencies and loans in process of foreclosure. However, several of the properties acquired remain in foreclosed real estate as of June 30, 2015.  Loans on nonaccrual status totaled $4.6 million at June 30, 2015 of which $1.2 million were in the process of foreclosure.  Included in nonaccrual loans were $2.6 million of loans which were less than 90 days past due at June 30, 2015, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $276,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings. Loans on nonaccrual status totaled $5.9 million at June 30, 2014 of which $3.0 million were in the process of foreclosure.  Included in nonaccrual loans were $922,000 of loans which were less than 90 days past due at June 30, 2014, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2015:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,233	$329	$785	$2,347	$224,301	$226,648	$1,087
Residential construction and land	28	-	-	28	3,593	3,621	-
Multi-family	-	-	-	-	4,287	4,287	-
Commercial real estate	339	1	1,132	1,472	140,851	142,323	2,964
Commercial construction	-	-	-	-	8,936	8,936	-
Home equity	244	-	33	277	20,742	21,019	169
Consumer installment	25	6	-	31	4,092	4,123	-
Commercial loans	-	-	175	175	39,623	39,798	388
Total gross loans	$1,869	$336	$2,125	$4,330	$446,425	$450,755	$4,608

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2014:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,047	$290	$1,938	$3,275	$224,098	$227,373	$2,473
Residential construction and land	-	-	-	-	3,005	3,005	-
Multi-family	-	-	-	-	4,059	4,059	-
Commercial real estate	-	504	2,688	3,192	110,874	114,066	2,775
Commercial construction	-	-	-	-	1,558	1,558	-
Home equity	260	-	339	599	19,979	20,578	339
Consumer installment	51	-	-	51	4,157	4,208	-
Commercial loans	509	123	278	910	30,084	30,994	312
Total gross loans	$1,867	$917	$5,243	$8,027	$397,814	$405,841	$5,899

The Bank of Greene County had accruing loans delinquent 90 days or more as of June 30, 2015 totaling $84,000 and had accruing loans delinquent more than 90 days as of June 30, 2014 totaling $266,000.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loan current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2015	2014
Interest income that would have been recorded if loans had been performing in accordance with original terms	$340	$352
Interest income that was recorded on nonaccrual loans	250	128

Index
Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are reviewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Loans that are either delinquent a minimum of 60 days or are on nonaccrual status, and are not individually evaluated for impairment, are either designated as Special Mention or Substandard, and the allocation of the allowance for loan losses is based upon the risk associated with such designation.

The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2015			For the year ended June 30, 2015
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$432	$432	$-	$508	$27
Commercial real estate	1,206	1,412	-	1,000	45
Home equity	154	154	-	70	1
Commercial loans	-	-	-	208	14
Total impaired loans with no allowance	1,792	1,998	-	1,786	87

With an allowance recorded:
Residential real estate	1,411	1,411	263	2,176	80
Commercial real estate	895	895	187	1,675	61
Home equity	-	-	-	154	-
Commercial loans	93	93	1	348	23
Total impaired loans with allowance	2,399	2,399	451	4,353	164

Total impaired loans:
Residential real estate	1,843	1,843	263	2,684	107
Commercial real estate	2,101	2,307	187	2,675	106
Home equity	154	154	-	224	1
Commercial loans	93	93	1	556	37
Total impaired loans	$4,191	$4,397	$451	$6,139	$251

Index
	As of June 30, 2014			For the year ended June 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$206	$206	$-	$330	$14
Commercial real estate	461	461	-	518	29
Home equity	96	96	-	24	3
Total impaired loans with no allowance	763	763	-	872	46

With an allowance recorded:
Residential real estate	2,700	2,790	441	2,978	64
Multi-family	-	-	-	193	-
Commercial real estate	2,572	2,959	338	2,346	63
Commercial construction	-	-	-	350	17
Home equity	200	200	87	150	-
Commercial loans	603	603	3	606	39
Total impaired loans with allowance	6,075	6,552	869	6,623	183

Total impaired loans
Residential real estate	2,906	2,996	441	3,308	78
Multi-family	-	-	-	193	-
Commercial real estate	3,033	3,420	338	2,864	92
Commercial construction	-	-	-	350	17
Home equity	296	296	87	174	3
Commercial loans	603	603	3	606	39
Total impaired loans	$6,838	$7,315	$869	$7,495	$229

The table below details loans that have been modified as a troubled debt restructuring during the year ended June 30, 2015.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Residential real estate	1	$164	$184	$183

This loan has been classified as troubled debt restructurings due to concessions granted to the debtors that The Bank of Greene County would not otherwise consider as a result of financial difficulties of the borrowers.  For this loan, concessions consisted of additional funds advanced, interest rate reduction and extension of the maturity.  At June 30, 2015, this loan was returned to accrual status as it has performed under the terms of the modification, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt.  This loan identified as a troubled debt restructuring has been evaluated for impairment and the impact to the allowance for loan losses was immaterial.

The table below details loans that have been modified as a troubled debt restructuring during the year ended June 30, 2014.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Residential real estate	3	$575	$575	$566
Commercial real estate	5	1,789	1,848	1,589

These loans have been classified as troubled debt restructurings due to concessions granted to the debtors that The Bank of Greene County would not otherwise consider as a result of financial difficulties of the borrowers.  For these loans, concessions consisted of any combination of the following: additional funds were advanced, the interest rate was reduced and/or the term extended.  At June 30, 2014, two of the eight loans were returned to accrual status but the remaining loans modified during the period as a troubled debt restructuring were included in non-accrual loans.

Index
The Company had no loans that had been modified as troubled debt restructurings during the twelve months prior to June 30, 2015 which had subsequently defaulted during the year ended June 30, 2015.

The table below details loans that have been modified as troubled debt restructurings during the twelve months prior to June 30, 2014 which have subsequently defaulted during the year ended June 30, 2014:

(Dollars in thousands)	Number of Contracts	Recorded Investment	Allowance for Loan Loss
Residential real estate	2	$284	$65
Commercial real estate	2	894	192

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

The following tables set forth the activity and allocation of the allowance for loan losses by loan class during and at the periods indicated.  The allowance is allocated to each loan class based on historical loss experience, current economic conditions, and other considerations.

	Activity for the year ended June 30, 2015
(In thousands)	Balance June 30, 2014	Charge-offs	Recoveries	Provision	Balance June 30, 2015
Residential real estate	$2,731	$390	$6	$107	$2,454
Residential construction and land	42	-	-	8	50
Multi-family	59	-	-	(19)	40
Commercial real estate	2,936	133	-	896	3,699
Commercial construction	38	-	-	195	233
Home equity	361	121	-	74	314
Consumer installment	240	236	61	158	223
Commercial loans	811	48	28	338	1,129
Unallocated	201	-	-	(201)	-
Total	$7,419	$928	$95	$1,556	$8,142

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2015 Impairment Analysis		Ending Balance June 30, 2015 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$263	$2,191	$1,843	$224,805
Residential construction and land	-	50	-	3,621
Multi-family	-	40	-	4,287
Commercial real estate	187	3,512	2,101	140,222
Commercial construction	-	233	-	8,936
Home equity	-	314	154	20,865
Consumer installment	-	223	-	4,123
Commercial loans	1	1,128	93	39,705
Unallocated	-	-	-	-
Total	$451	$7,691	$4,191	$446,564

	Activity for the year ended June 30, 2014
(In thousands)	Balance June 30, 2013	Charge-offs	Recoveries	Provision	Balance June 30, 2014
Residential real estate	$2,627	$420	$10	$514	$2,731
Residential construction and land	37	-	-	5	42
Multi-family	139	24	7	(63)	59
Commercial real estate	2,476	309	-	769	2,936
Commercial construction	392	-	-	(354)	38
Home equity	275	44	-	130	361
Consumer installment	222	215	75	158	240
Commercial loans	809	205	4	203	811
Unallocated	63	-	-	138	201
Total	$7,040	$1,217	$96	$1,500	$7,419

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2014 Impairment Analysis		Ending Balance June 30, 2014 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$441	$2,290	$2,906	$224,467
Residential construction and land	-	42	-	3,005
Multi-family	-	59	-	4,059
Commercial real estate	338	2,598	3,033	111,033
Commercial construction	-	38	-	1,558
Home equity	87	274	296	20,282
Consumer installment	-	240	-	4,208
Commercial loans	3	808	603	30,391
Unallocated	-	201	-	-
Total	$869	$6,550	$6,838	$399,003

Index
Note 5.  Premises and Equipment

A summary of premises and equipment at June 30, 2015 and 2014, is as follows:

(In thousands)	2015	2014
Land	$2,883	$2,883
Building and improvements	15,693	15,411
Furniture and equipment	4,042	3,572
Less: accumulated depreciation	(8,103)	(7,559)
Total premises and equipment	$14,515	$14,307

Note 6.  Deposits

Major classifications of deposits at June 30, 2015 and 2014 are summarized as follows:

(In thousands)	2015	2014
Noninterest-bearing deposits	$73,359	$67,446
Certificates of deposit	43,121	48,900
Savings deposits	163,927	165,227
Money market deposits	103,724	87,363
NOW deposits	238,586	220,638
Total deposits	$622,717	$589,574

Advance payments by borrowers for taxes and insurance totaling $6,092,000 and $5,495,000 at June 30, 2015 and 2014, respectively, are included in savings deposits.

Related party deposits are not material.

The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2015.

(In thousands)	3 months or less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000	$6,740	$5,124	$4,452	$11,934	$28,250
Certificates of deposit $100,000 or more	2,635	949	1,466	9,821	14,871
Total certificates of deposit	$9,375	$6,073	$5,918	$21,755	$43,121

The aggregate amount of certificates of deposit in denominations of $250,000 or more (the amount which exceeds the FDIC insurance limit) was $2,793,000 at June 30, 2015.

Scheduled maturities of certificates of deposit at June 30, 2015 were as follows:

(In thousands)
The year ended June 30,
2016	$21,366
2017	4,805
2018	7,196
2019	4,765
2020	4,989
$43,121

Index
Note 7.  Borrowings

During the year ended June 30, 2014, the Company entered into an Irrevocable Letter of Credit Reimbursement Agreement with the Federal Home Loan Bank (“FHLB”), whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  At June 30, 2015, The Bank of Greene County had pledged approximately $207.5 million of its residential mortgage portfolio as collateral for borrowing and stand-by letters of credit at the FHLB.  The maximum amount of funding available from the FHLB was $167.7 million at June 30, 2015, of which $41.7 million in borrowings were outstanding at June 30, 2015.  There were $22.9 million in short term borrowings outstanding at June 30, 2015. There were no stand-by letters of credit outstanding at June 30, 2015.  Interest rates on short term borrowings are determined at the time of borrowing.  The remaining $18.8 million consisted of long-term fixed rate, fixed term advances with a weighted average rate of 1.48% and a weighted average maturity of 40 months.  The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2015, approximately $4.8 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at June 30, 2015 or 2014.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At June 30, 2015 and 2014 there were no balances outstanding on either of these lines of credit, and there was no activity during the years ended June 30, 2015 and 2014.

Scheduled maturities of long-term borrowings at June 30, 2015 were as follows:

(In thousands)
The year ended June 30,
2016	$-
2017	2,500
2018	4,500
2019	5,500
2020	6,000
Due after 2020	300
$18,800

Note 8.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of June 30, 2015 and 2014, respectively, are presented in the following table:

(In thousands)	2015	2014
Unrealized gains on available-for-sale securities, net of tax	$704	$416
Unrealized loss on securities transferred to held-to-maturity, net of tax	(11)	(231)
Net losses and past service liability for defined benefit plan, net of tax	(1,491)	(1,235)
Accumulated other comprehensive loss	$(798)	$(1,050)

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

Index
Information regarding the single-employer defined benefit pension plan at June 30, 2015 and 2014 is as follows:

(In thousands)
Change in projected benefit obligation:	2015	2014
Benefit obligation at beginning of year	$5,311	$4,971
Interest cost	220	223
Actuarial loss	428	297
Benefits paid	(502)	(180)
Benefit obligation at June 30	5,457	5,311

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	4,887	4,637
Actual return on plan assets	96	430
Employer contributions	-	-
Benefits paid	(502)	(180)
Fair value of plan assets at June 30	4,481	4,887
Underfunded status at June 30 included in other liabilities	$976	$424

The Company does not anticipate that it will make any contributions during the year ended June 30, 2016.

The components of net periodic pension costs related to the defined benefit pension plan for the years ended June 30, 2015 and 2014 were as follows:

(In thousands)	2015	2014
Interest cost	$220	$223
Expected return on plan assets	(335)	(318)
Amortization of net loss	106	89
Effect of settlement	144	-
Net periodic pension (income) cost	$135	$(6)

The accumulated benefit obligation for the pension plan was $5.5 million and $5.3 million at June 30, 2015 and 2014, respectively. The Society of Actuaries released new mortality tables in 2014 which the Company utilized in its pension plan revaluation at June 30, 2015.  The change in mortality assumption resulted in an increase to the pension plan’s accumulated benefit obligation of $468,600.

Changes in plan assets and benefit obligations recognized in other comprehensive loss during the years ended June 30, 2015 and 2014 consisted of the following:

(In thousands)	2015	2014
Actuarial loss on plan assets and benefit obligations	$418	$96
Deferred tax benefit	162	37
Net change in plan assets and benefit obligations recognized in other comprehensive income (loss)	$256	$59

Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2015 and 2014 are as follows:

(In thousands)
Other liabilities:	2015	2014
Projected benefit obligation in excess of fair value of pension plan	$976	$424

Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(1,491)	$(1,235)

Index
The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2015	2014
Discount rate	4.32%	4.22%

Net periodic pension expense:
Amortization period, in years	14	15
Discount rate	4.22%	4.57%
Expected long-term rate of return on plan assets	7.00%	7.00%

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

The weighted average asset allocation and fair value of our funded pension plan at June 30, 2015 and 2014 was as follows:

(Dollars in thousands)	2015		2014
	Fair Value		Fair Value
Money market accounts	$15	0.3%	$15	0.3%
Mutual funds	4,466	99.7%	4,872	99.7%
Total plan assets	$4,481	100.0%	$4,887	100.0%

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

The amortization of accumulated other comprehensive income associated with the single employer defined benefit pension plan for the year ended June 30, 2016 is expected to be nominal.

Expected benefit payments under the pension plan over the next ten years at June 30, 2015 are as follows:

(In thousands)
2016	$184
2017	215
2018	215
2019	215
2020	214
2021-2025	1,184

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 50% of their total compensation on a pre-tax basis.    The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  Company contributions associated with the contribution plan amounted to $221,000 and $215,000 in the years ended June 30, 2015 and 2014, respectively.

Index
ESOP

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participant’s benefits become fully vested after three years of service.  During the years ended June 30, 2015 and 2014, the Board of Directors authorized the payment of $84,000 and $84,000 respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2015 and 2014, respectively.  ESOP expense was $84,000 for the years ended June 30, 2015 and 2014.  There were no unearned shares at June 30, 2015 or 2014.

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

The net periodic pension costs related to the SERP for the years ended June 30, 2015 and 2014 were $248,000, and $167,000, respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $1.4 million and $899,000 as of June 30, 2015 and June 30, 2014, respectively.

Note 10.  Stock-Based Compensation

Stock Option Plan

Greene County Bancorp, Inc. has a stock-based compensation plan (the “2008 Option Plan”) which allows the Company to issue up to 180,000 options and stock appreciation rights.  In 2008, the Board of Directors granted 164,500 options and stock appreciation rights (in tandem) to buy stock under the 2008 Option Plan at an exercise price of $12.50, the fair value of the stock on that date.  These options have a 10-year term and vested over a three year period upon meeting specific earnings performance goals.

A summary of the Company’s stock option activity and related information for its option plans for the years ended June 30, 2015 and 2014 is as follows:

	2015		2014
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	59,435	$12.50	87,400	$12.50
Exercised	(11,600)	$12.50	(27,965)	$12.50
Outstanding at year end	47,835	$12.50	59,435	$12.50

Exercisable at year end	47,835	$12.50	59,435	$12.50

Index
The following table presents stock options outstanding and exercisable at June 30, 2015:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	47,835	3.25	$12.50

At June 30, 2015 and 2014, all outstanding shares were fully vested, with no remaining compensation cost to be recognized. There were no stock options granted during the years ended June 30, 2015 or 2014.  The total intrinsic value of the options exercised during the year ended June 30, 2015 was approximately $182,000.  The total intrinsic value of the options exercised during the year ended June 30, 2014 was approximately $378,000

Phantom Stock Option Plan and Long-term Incentive Plan

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

A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2015 and 2014 is as follows:

	2015	2014
Number of options outstanding at beginning of year	665,426	462,464
Options granted	235,380	236,308
Options forfeited	--	(6,840)
Options paid in cash upon vesting	(272,052)	(26,506)
Number of options outstanding at period end	628,754	665,426

The Company paid out $845,000 and $26,900 in cash during the years ended June 30, 2015 and 2014, respectively on options vested.  The Company recognized $830,000 and $786,800 in compensation costs related to the Plan during the years ended June 30, 2015 and 2014, respectively.  The total liability for the long-term incentive plan was $1.1 million and $1.2 million at June 30, 2015 and 2014, respectively.

Note 11.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2015 and 2014.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Year ended June 30, 2015	$7,189,000
Basic		4,218,671	$1.70
Effect of dilutive stock options		30,016	(0.01)
Diluted		4,248,687	$1.69

Year ended June 30, 2014	$6,528,000
Basic		4,205,945	$1.55
Effect of dilutive stock options		35,311	(0.01)
Diluted		4,241,256	$1.54

Index
Note 12.  Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2015 and 2014:

(In thousands)	2015	2014
Current expense:
Federal	$1,722	$2,246
State	108	273
Total current expense	1,830	2,519
Deferred expense	488	18
Total provision for income taxes	$2,318	$2,537

The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2015 and 2014:

	2015	2014
Tax based on federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	0.50	1.02
Tax-exempt income	(8.75)	(7.97)
Other, net	(1.39)	0.94
Total income tax expense	24.36%	27.99%

The components of the deferred tax assets and liabilities at June 30 were as follows:

(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,150	$2,870
Pension benefits	377	164
Other benefit plans	697	511
Other	114	142
Total deferred tax assets	4,338	3,687

Deferred tax liabilities:
Depreciation	1,416	1,405
Loan costs	706	634
Real estate investment trust income	2,252	1,614
Unrealized gains on securities	437	116
Other	219	-
Total deferred tax liabilities	5,030	3,769
Net deferred tax liability included in other liabilities	$(692)	$(82)

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

Index
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
As of June 30, 2015 and 2014, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months.  As of June 30, 2015, tax years ended June 30, 2012 through June 30, 2014, remain open and are subject to Federal and State taxing authority examination.

Note 13.  Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

The Bank of Greene County’s unfunded loan commitments are as follows at June 30, 2015 and 2014:

(In thousands)	2015	2014
Residential real estate loan commitments	$5,087	$2,380
Construction and land loan commitments	5,622	3,138
Commercial real estate loan commitments	15,855	8,757
Home equity available lines of credit	8,295	8,159
Consumer overdraft available lines of credit	698	706
Commercial loan available lines of credit	21,264	14,419
Commercial loan commitments	885	226
Total commitments	$57,706	$37,785

Commitments to extend credit in the form of loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank of Greene County evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral, if any, required upon an extension of credit is based on management’s evaluation of customer credit. Commitments to extend mortgage credit are primarily collateralized by first liens on real estate. Collateral on extensions of commercial lines of credit vary but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial property.

Note 14. Operating Leases

The Bank of Greene County has non-cancelable lease commitments for three branch locations.  These leases include obligations for real estate taxes, insurance and maintenance expenses.  Total lease expense was $127,000 and $69,000 for the years ended June 30, 2015 and 2014, respectively.  Minimum non-cancelable lease commitments for future years ending June 30 are as follows:

(In thousands)

The year ended June 30,	Annual Lease Payments
2016	$152
2017	121
2018	95
2019	34
2020	14
Thereafter	6
Total payments	$422

Index
Note 15.  Concentrations of Credit Risk

The Bank of Greene County grants residential, consumer and commercial loans to customers primarily located in the mid-Hudson valley region of New York, including Greene County.  Over the last several years the Company has emphasized expansion into new markets in southern Albany and Columbia counties. In fiscal 2015, it expanded its lending area south into Ulster County. Although The Bank of Greene County has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon employment and other economic factors throughout Greene and its contiguous counties.

Note 16.  Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2015 and 2014 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
(In thousands)	June 30, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$7,855	$-	$7,855	$-
State and political subdivisions	39,582	-	39,582	-
Mortgage-backed securities-residential	7,942	-	7,942	-
Mortgage-backed securities-multi-family	25,735	-	25,735	-
Asset-backed securities	9	9	-	-
Corporate debt securities	4,774	4,774	-	-
Equity securities	137	137	-	-
Securities available-for-sale	$86,034	$4,920	$81,114	$-

Index
		Fair Value Measurements Using
(In thousands)	June 30, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$10,898	$-	$10,898	$-
State and political subdivisions	1,347	-	1,347	-
Mortgage-backed securities-residential	9,545	-	9,545	-
Mortgage-backed securities-multi-family	29,018	-	29,018	-
Asset-backed securities	13	13	-	-
Corporate debt securities	5,170	5,170	-	-
Equity securities	160	160	-	-
Securities available-for-sale	$56,151	$5,343	$50,808	$-
Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables – Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has re-measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount may not necessarily represent the actual fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Impaired loans	$922	$-	$-	$922
Foreclosed real estate	490	-	-	490

June 30, 2014
Impaired loans	$3,527	$-	$-	$3,527
Foreclosed real estate	382	-	-	382

Index
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
June 30, 2015
Impaired loans	$922	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	22.81%
			Liquidation expenses(3)	0.00%-7.50%	3.91%
Foreclosed real estate	490	Appraisal of collateral(1)	Appraisal adjustments(2)	7.41%-54.17%	24.65%
			Liquidation expenses(3)	0.42%-10.86%	6.40%
June 30, 2014
Impaired loans	$3,527	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	15.26%
			Liquidation expenses(3)	0.00%-9.22%	3.82%
Foreclosed real estate	382	Appraisal of collateral(1)	Appraisal adjustments(2)	9.30%-19.00%	12.18%
			Liquidation expenses(3)	6.00%-10.86%	7.95%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)	Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received or age of the appraisal.
(3)	Appraisals may be adjusted downwards by management for items such as the estimated costs to liquidate the collateral.

At June 30, 2015, loans subject to nonrecurring fair value measurement had a recorded investment of $1.2 million with related allowances of $277,000.  At June 30, 2014, loans subject to nonrecurring fair value measurement had a recorded investment of $4.2 million with related allowances of $721,000. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2015 and 2014, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	June 30, 2015		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,538	$15,538	$15,538	$-	$-
Long term certificate of deposit	1,230	1,230	1,230	-	-
Securities available-for-sale	86,034	86,034	4,920	81,114	-
Securities held-to-maturity	169,000	171,976	-	171,976	-
Federal Home Loan Bank stock	2,494	2,494	-	2,494	-
Net loans receivable	443,496	450,437	-	-	450,437
Accrued interest receivable	3,026	3,026	-	3,026	-
Deposits	622,717	622,900	-	622,900	-
Borrowings from Federal Home Loan Bank	41,700	41,598	-	41,598	-
Accrued interest payable	64	64	-	64	-

(In thousands)	June 30, 2014		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$13,809	$13,809	$13,809	$-	$-
Long term certificate of deposit	250	250	250	-	-
Securities available-for-sale	56,151	56,151	5,343	50,808	-
Securities held-to-maturity	181,946	181,932	-	181,932	-
Federal Home Loan Bank stock	1,561	1,561	-	1,561	-
Net loans receivable	399,309	406,718	-	-	406,718
Accrued interest receivable	2,710	2,710	-	2,710	-
Deposits	589,574	589,681	-	589,681	-
Borrowings from Federal Home Loan Bank	17,650	17,465	-	17,465	-
Accrued interest payable	66	66	-	66	-

Note 17.  Regulatory Matters

The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Commercial Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  As of June 30, 2015, the most recent notification from regulators categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below). In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for The Bank of Greene County and Greene County Commercial Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  Management believes that, as of June 30, 2015, The Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

Index
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2015:

Total risk-based capital	$71,572	17.9%	$32,082	8.0%	$40,102	10.0%
Tier 1 risk-based capital	66,487	16.6	24,061	6.0	32,082	8.0
Common equity tier 1 capital	66,487	16.6	18,046	4.5	26,066	6.5
Tier 1 leverage ratio	66,487	9.1	29,256	4.0	36,571	5.0

As of June 30, 2014:

Total risk-based capital	$63,918	18.5%	$27,600	8.0%	$34,499	10.0%
Tier 1 risk-based capital	59,523	17.3	13,800	4.0	20,700	6.0
Tier 1 leverage ratio	59,523	8.8	20,257	3.0	33,761	5.0

Greene County Commercial Bank

As of June 30, 2015:

Total risk-based capital	$19,853	45.04%	$3,526	8.0%	$4,408	10.0%
Tier 1 risk-based capital	19,853	45.04	2,645	6.0	3,526	8.0
Common equity tier 1 capital	19,853	45.04	1,984	4.5	2,865	6.5
Tier 1 leverage ratio	19,853	9.03	8,796	4.0	10,995	5.0

As of June 30, 2014:

Total risk-based capital	$17,211	40.6%	$3,388	8.0%	$4,236	10.0%
Tier 1 risk-based capital	17,211	40.6	1,694	4.0	2,541	6.0
Tier 1 leverage ratio	17,211	8.2	8,369	4.0	10,461	5.0

Index
Note 18.  Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. as of and for the years ended June 30, 2015 and 2014.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
As of June 30, 2015 and 2014
(In thousands)

ASSETS	2015	2014
Cash and cash equivalents	$544	$2,817
Investment in subsidiaries	66,412	58,419
Prepaid expenses and other assets	21	16
Total assets	$66,977	$61,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$57	$52
Total shareholders’ equity	66,920	61,200
Total liabilities and shareholders’ equity	$66,977	$61,252

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2015 and 2014
(In thousands)

	2015	2014
INCOME:
Equity in undistributed net income of subsidiaries	$7,491	$4,682
Dividend distributed by subsidiary	4	2,004
Interest-earning deposits	5	7
Total income	7,500	6,693

OPERATING EXPENSES:
Legal fees	201	62
Other	110	103
Total operating expenses	311	165
Net income	$7,189	$6,528

Index
Greene County Bancorp, Inc.
Condensed Statements of Comprehensive Income
For the Years Ended June 30, 2015 and 2014
(In thousands)

	2015	2014
Net income	$7,189	$6,528
Other comprehensive income (loss) :
Unrealized holding gains (losses) on available-for-sale securities, net of income taxes of $182 and ($327), respectively	288	(518)

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $139 and $175, respectively(1)	220	277

Pension actuarial loss, net of income taxes of ($162) and ($37)(2)	(256)	(59)

Total other comprehensive income (loss), net of taxes	252	(300)

Comprehensive income	$7,441	$6,228

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer, and is an adjustment of interest income.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost and are included in salaries and employee benefit expense within noninterest expense (see Note 9 for additional details).

Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2015 and 2014
(In thousands)

Cash flow from operating activities:	2015	2014
Net Income	$7,189	$6,528

Adjustments to reconcile net income to cash provided by (used by) operating activities:
Undistributed earnings of subsidiaries	(7,491)	(4,682)
Tax benefit of stock based compensation	(16)	(28)
Net increase in prepaid expenses and other assets	(5)	-
Net increase in total liabilities	21	20
Net cash provided by (used by) operating activities	(302)	1,838

Cash flows from Investing Activities:
Investment in subsidiary	(250)	-
Net cash used by investing activities	(250)	-

Cash flows from financing activities:
Payment of cash dividends	(1,798)	(1,335)
Proceeds from exercise of stock options	61	172
Excess tax benefit from share-based payment arrangements	16	28
Net cash used in financing activities	(1,721)	(1,135)
Net (decrease) increase in cash and cash equivalents	(2,273)	703
Cash and cash equivalents at beginning of year	2,817	2,114
Cash and cash equivalents at end of year	$544	$2,817

Index
Note 19.  Subsequent events

On July 21, 2015, the Board of Directors declared a cash dividend for the quarter ended June 30, 2015 of $0.185 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.74 per share, compared to an annual cash dividend rate of $0.72 declared during the previous quarter.  The dividend was payable to stockholders of record as of August 14, 2015, and was paid on August 31, 2015.  The MHC has waived its right to receive dividends declared on its shares of the Company’s common stock for the quarter ended June 30, 2015.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2015 Proxy Statement is incorporated herein by reference.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) is incorporated herein by reference.
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
The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2015 Proxy Statement is incorporated herein by reference.
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2015 Proxy Statement is incorporated herein by reference.
ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The “Transactions with Certain Related Persons” section of Greene County Bancorp, Inc.’s 2015 Proxy Statement is incorporated herein by reference.

Index
ITEM 14.	Principal Accountant Fees and Services
The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2015 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)(1)	The following financial statements and Report of BDO USA, LLP are included in this Annual Report on Form 10-K:
Report of BDO USA, LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition for the years ended June 30, 2015 and 2014
Consolidated Statements of Income for the years ended June 30, 2015 and 2014
Consolidated Statement of Comprehensive Income for the years ended June 30, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2015 and 2014
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data

(a)(2)	List of Financial Schedules
Not applicable

(a)(3)	Exhibits
3.1	Certification of Incorporation of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s Registration statement on SB-2, file No. 333-63681 (the “SB-2”)).
3.2	Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)
4.0	Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)
10.2	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)
21.0	Subsidiaries of Greene County Bancorp, Inc.
23.1	Consent of BDO USA, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

*	XBRL content to be filed by amendment.

Index
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 28, 2015	By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michelle Plummer
Michelle Plummer, CPA
Executive Vice President,
Chief Operating Officer and Chief Financial Officer
Date:  September 28, 2015

By: /s/ Jay P. Cahalan
Jay P. Cahalan
Director
Date: September 28, 2015

By: /s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date:  September 28, 2015

By: /s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date:  September 28, 2015

By: /s/ Charles Schaefer
Charles Schaefer
Director
Date:  September 28, 2015

By: /s/ Paul Slutzky
Paul Slutzky
Director
Date:  September 28, 2015

By: /s/ Martin C. Smith
Martin C. Smith
Chairman of the Board
Date:  September 28, 2015