Form 10-K/A
period 2015-06-30
GREENE COUNTY BANCORP INC
filed 2015-09-29
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September June 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 0-25165

Greene County Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

United States	14-180972
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

302 Main Street, Catskill, New York	12414
(Address of Principal Executive Offices)	(Zip Code)

(518) 943-2600
(Registrant’s Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Greene County Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which was originally filed on September 28, 2015 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to Amendment No. 1 provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the addition of Exhibit 101, no other changes have been made to the Original Filing.

This Amendment No.1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing, and does not modify or update in any way disclosures made in the Form 10-K for the fiscal year ended June 30, 2015.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

GREENE COUNTY BANCORP, INC.

Date: September 29, 2015	By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michelle Plummer
Michelle Plummer, CPA
Executive Vice President,
Chief Operating Officer and Chief Financial Officer
Date: September 29, 2015

By: /s/ Jay P. Cahalan
Jay P. Cahalan
Director
Date: September 29, 2015

By: /s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date: September 29, 2015

By: /s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date: September 29, 2015

By: /s/ Charles Schaefer
Charles Schaefer
Director
Date: September 29, 2015

By: /s/ Paul Slutzky
Paul Slutzky
Director
Date: September 29, 2015

By: /s/ Martin C. Smith
Martin C. Smith
Chairman of the Board
Date: September 29, 2015