Form 10-Q
period 2015-09-30
GREENE COUNTY BANCORP INC
filed 2015-11-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 13, 2015, the registrant had 4,225,957 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2015 and June 30, 2015
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2015	June 30, 2015
Total cash and cash equivalents	$12,117	$15,538

Long term certificate of deposit	1,230	1,230
Securities available-for-sale, at fair value	95,757	86,034
Securities held-to-maturity, at amortized cost (fair value $178,960 at September 30, 2015; $171,976 at June 30, 2015)	174,560	169,000
Federal Home Loan Bank stock, at cost	1,832	2,494

Loans	468,019	450,755
Allowance for loan losses	(8,466)	(8,142)
Unearned origination fees and costs, net	905	883
Net loans receivable	460,458	443,496

Premises and equipment	14,476	14,515
Accrued interest receivable	3,185	3,026
Foreclosed real estate	836	847
Prepaid expenses and other assets	3,294	2,467
Total assets	$767,745	$738,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$79,111	$73,359
Interest-bearing deposits	585,197	549,358
Total deposits	664,308	622,717

Borrowings from Federal Home Loan Bank, short-term	8,200	22,900
Borrowings from Federal Home Loan Bank, long-term	18,800	18,800
Accrued expenses and other liabilities	7,656	7,310
Total liabilities	698,964	671,727

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued - 4,305,670 shares Outstanding 4,224,457 shares at September 30, 2015, and 4,222,357 shares at June 30, 2015	431	431
Additional paid-in capital	11,230	11,220
Retained earnings	58,491	56,696
Accumulated other comprehensive loss	(758)	(798)
Treasury stock, at cost 81,213 shares at September 30, 2015,
and 83,313 shares at June 30, 2015	(613)	(629)
Total shareholders’ equity	68,781	66,920
Total liabilities and shareholders’ equity	$767,745	$738,647

See notes to consolidated financial statements

Index
       Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands, except share and per share amounts)

	2015	2014
Interest income:
Loans	$5,293	$4,839
Investment securities - taxable	134	143
Mortgage-backed securities	767	705
Investment securities - tax exempt	667	552
Interest-bearing deposits and federal funds sold	2	2
Total interest income	6,863	6,241

Interest expense:
Interest on deposits	531	501
Interest on borrowings	83	61
Total interest expense	614	562

Net interest income	6,249	5,679
Provision for loan losses	374	411
Net interest income after provision for loan losses	5,875	5,268

Noninterest income:
Service charges on deposit accounts	717	716
Debit card fees	452	415
Investment services	93	102
E-commerce fees	24	28
Other operating income	160	208
Total noninterest income	1,446	1,469

Noninterest expense:
Salaries and employee benefits	2,424	2,367
Occupancy expense	363	324
Equipment and furniture expense	120	76
Service and data processing fees	410	454
Computer software, supplies and support	133	233
Advertising and promotion	101	81
FDIC insurance premiums	100	91
Legal and professional fees	260	213
Other	609	438
Total noninterest expense	4,520	4,277

Income before provision for income taxes	2,801	2,460
Provision for income taxes	651	685
Net income	$2,150	$1,775

Basic earnings per share	$0.51	$0.42
Basic average shares outstanding	4,223,156	4,214,358
Diluted earnings per share	$0.51	$0.42
Diluted average shares outstanding	4,249,380	4,245,325
Dividends per share	$0.185	$0.180

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Net Income	$2,150	$1,775
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of income taxes of $21 and $12, respectively	34	18

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $4 and $67, respectively	6	105

Total other comprehensive income, net of taxes	40	123

Comprehensive income	$2,190	$1,898

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2014	$431	11,208	$51,305	$(1,050)	$(694)	$61,200
Options exercised		15			24	39
Tax benefit of stock based compensation		6				6
Dividends declared			(344)			(344)
Net income			1,775			1,775
Other comprehensive income, net of taxes				123		123
Balance at September 30, 2014	$431	$11,229	$52,736	$(927)	$(670)	$62,799

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2015	$431	$11,220	$56,696	$(798)	$(629)	$66,920
Options exercised		10			16	26
Dividends declared			(355)			(355)
Net income			2,150			2,150
Other comprehensive income, net of taxes				40		40
Balance at September 30, 2015	$431	$11,230	$58,491	$(758)	$(613)	$68,781

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Cash flows from operating activities:
Net Income	$2,150	$1,775
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	158	130
Deferred income tax expense	751	635
Net amortization of premiums and discounts	174	344
Net amortization of deferred loan costs and fees	102	15
Provision for loan losses	374	411
Losses (gains) on sale of foreclosed real estate	106	(7)
Excess tax benefit from share based compensation	-	(6)
Net (decrease) increase in accrued income taxes	(764)	30
Net increase in accrued interest receivable	(159)	(208)
Net decrease (increase) in prepaid and other assets	209	(168)
Net decrease in other liabilities	(702)	(784)
Net cash provided by operating activities	2,399	2,167

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	15,735	2,250
Purchases of securities	(26,970)	(12,889)
Principal payments on securities	1,512	1,394
Securities held-to-maturity:
Proceeds from maturities	2,788	5,091
Purchases of securities	(10,860)	(8,942)
Principal payments on securities	2,403	1,500
Net redemption of Federal Home Loan Bank Stock	662	117
Net increase in loans receivable	(17,756)	(7,969)
Proceeds from sale of foreclosed real estate	223	302
Purchases of premises and equipment	(119)	(180)
Net cash used by investing activities	(32,382)	(19,326)

Cash flows from financing activities
Net (decrease) increase in short-term FHLB advances	(14,700)	1,650
Payment of cash dividends	(355)	(344)
Proceeds from issuance of stock options	26	39
Excess tax benefit from share based compensation	-	6
Net increase in deposits	41,591	21,734
Net cash provided by financing activities	26,562	23,085

Net (decrease) increase in cash and cash equivalents	(3,421)	5,926
Cash and cash equivalents at beginning of period	15,538	13,809
Cash and cash equivalents at end of period	$12,117	$19,735

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$318	158
Cash paid during period for:
Interest	$613	$572
Income taxes	$664	$20

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2015 and 2014

(1)	Basis of Presentation

The accompanying unaudited consolidated statement of financial condition as of June 30, 2015 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three months ended September 30, 2015 and 2014 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2015, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries, The Bank of Greene County and Greene Risk Management, Inc.  The Bank of Greene County has 13 full-service offices, an operations center and lending center located in its market area within the Hudson Valley Region of New York State.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene Risk Management, Inc. is a pooled captive insurance company, which provides additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.  The Bank of Greene County also owns and operates two subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd.is a real estate investment trust, which holds mortgages and notes which were originated through and serviced by The Bank of Greene County.

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

(4)	Securities

Securities at September 30, 2015 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,602	$267	$-	$4,869
State and political subdivisions	53,807	13	-	53,820
Mortgage-backed securities-residential	7,407	146	12	7,541
Mortgage-backed securities-multi-family	24,128	553	34	24,647
Asset-backed securities	7	-	1	6
Corporate debt securities	4,541	205	11	4,735
Total debt securities	94,492	1,184	58	95,618
Equity securities	62	77	-	139
Total securities available-for-sale	94,554	1,261	58	95,757
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	-	26	1,974
State and political subdivisions	87,527	3,259	58	90,728
Mortgage-backed securities-residential	15,806	725	-	16,531
Mortgage-backed securities-multi-family	67,503	1,053	549	68,007
Other securities	1,724	4	8	1,720
Total securities held-to-maturity	174,560	5,041	641	178,960
Total securities	$269,114	$6,302	$699	$274,717

Index
Securities at June 30, 2015 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$7,608	$247	$-	$7,855
State and political subdivisions	39,574	9	1	39,582
Mortgage-backed securities-residential	7,797	155	10	7,942
Mortgage-backed securities-multi-family	25,291	486	42	25,735
Asset-backed securities	10	-	1	9
Corporate debt securities	4,544	242	12	4,774
Total debt securities	84,824	1,139	66	85,897
Equity securities	62	75	-	137
Total securities available-for-sale	84,886	1,214	66	86,034
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	-	49	1,951
State and political subdivisions	81,501	2,137	187	83,451
Mortgage-backed securities-residential	17,468	768	-	18,236
Mortgage-backed securities-multi-family	67,239	990	665	67,564
Other securities	792	-	18	774
Total securities held-to-maturity	169,000	3,895	919	171,976
Total securities	$253,886	$5,109	$985	$258,010

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of September 30, 2015, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$-	$-	-	$1,566	$12	1	$1,566	$12	1
Mortgage-backed securities-multi-family	2,023	22	1	731	12	1	2,754	34	2
Asset-backed securities	-	-	-	6	1	1	6	1	1
Corporate debt securities	273	1	1	491	10	2	764	11	3
Total securities available-for-sale	2,296	23	2	2,794	35	5	5,090	58	7
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	-	1,974	26	1	1,974	26	1
State and political subdivisions	4,691	36	27	1,118	22	6	5,809	58	33
Mortgage-backed securities-multi-family	11,540	98	4	28,283	451	6	39,823	549	10
Other securities	340	5	2	205	3	3	545	8	5
Total securities held-to-maturity	16,571	139	33	31,580	502	16	48,151	641	49
Total securities	$18,867	$162	35	$34,374	$537	21	$53,241	$699	56

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
State and political subdivisions	$799	$1	1	$-	$-		$799	$1	1
Mortgage-backed securities-residential	-	-	-	1,630	10	1	1,630	10	1
Mortgage-backed securities-multi-family	2,023	26	1	753	16	1	2,776	42	2
Asset-backed securities	-	-	-	9	1	1	9	1	1
Corporate debt securities	273	2	1	491	10	2	764	12	3
Total securities available-for-sale	3,095	29	3	2,883	37	5	5,978	66	8
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	-	1,951	49	1	1,951	49	1
State and political subdivisions	11,171	143	49	1,221	44	9	12,392	187	58
Mortgage-backed securities-multi-family	14,464	100	4	28,187	565	6	42,651	665	10
Other securities	334	11	1	202	7	1	536	18	2
Total securities held-to-maturity	25,969	254	54	31,561	665	17	57,530	919	71
Total securities	$29,064	$283	57	$34,444	$702	22	$63,508	$985	79

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the quarters ended September 30, 2015 and 2014, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the quarters ended September 30, 2015 and 2014.

Index
The estimated fair values of debt securities at September 30, 2015, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$53,508	$53,522
After one year through five years	9,442	9,902
After five years through ten years	-	-
After ten years	-	-
Total available-for-sale debt securities	62,950	63,424
Mortgage-backed and asset-backed securities	31,542	32,194
Equity securities	62	139
Total available-for-sale securities	94,554	95,757

Held-to-maturity debt securities
Within one year	12,893	13,125
After one year through five years	48,370	49,779
After five years through ten years	21,743	22,606
After ten years	8,245	8,912
Total held-to-maturity debt securities	91,251	94,422
Mortgage-backed	83,309	84,538
Total held-to-maturity securities	174,560	178,960
Total securities	$269,114	$274,717

As of September 30, 2015 and June 30, 2015, respectively, securities with an aggregate fair value of $242.8 million and $223.1 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of September 30, 2015 and June 30, 2015, securities with an aggregate fair value of $4.7 million and $4.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2015 or 2014.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the fiscal quarters ended September 30, 2015 or 2014.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at September 30, 2015 and June 30, 2015 are summarized as follows:

(In thousands)	September 30, 2015	June 30, 2015
Residential real estate:
Residential real estate	$228,993	$226,648
Residential construction and land	4,564	3,621
Multi-family	4,374	4,287
Commercial real estate:
Commercial real estate	154,067	142,323
Commercial construction	6,269	8,936
Consumer loan:
Home equity	21,389	21,019
Consumer installment	4,083	4,123
Commercial loans	44,280	39,798
Total gross loans	468,019	450,755
Allowance for loan losses	(8,466)	(8,142)
Deferred fees and costs	905	883
Loans receivable, net	$460,458	$443,496

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

Index
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

Loan balances by internal credit quality indicator as of September 30, 2015 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$226,798	$422	$96	$1,677	$228,993
Residential construction and land	4,564	-	-	-	4,564
Multi-family	4,270	-	-	104	4,374
Commercial real estate	150,926	459	543	2,139	154,067
Commercial construction	6,269	-	-	-	6,269
Home equity	21,129	-	15	245	21,389
Consumer installment	4,078	-	-	5	4,083
Commercial loans	42,932	-	831	517	44,280
Total gross loans	$460,966	$881	$1,485	$4,687	$468,019

Index
Loan balances by internal credit quality indicator as of June 30, 2015 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$224,195	$638	$97	$1,718	$226,648
Residential construction and land	3,621	-	-	-	3,621
Multi-family	4,182	-	-	105	4,287
Commercial real estate	138,468	-	986	2,869	142,323
Commercial construction	8,936	-	-	-	8,936
Home equity	20,731	-	15	273	21,019
Consumer installment	4,117	6	-	-	4,123
Commercial loans	38,334	-	844	620	39,798
Total gross loans	$442,584	$644	$1,942	$5,585	$450,755

The Company had no loans classified Doubtful or Loss at September 30, 2015 or June 30, 2015.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2015 and June 30, 2015. Loans on nonaccrual status totaled $4.2 million at September 30, 2015, of which $654,000 were in the process of foreclosure.  Included in nonaccrual loans were $2.3 million of loans which were less than 90 days past due at September 30, 2015, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $250,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $4.6 million at June 30, 2015 of which $1.2 million were in the process of foreclosure.  Included in nonaccrual loans were $2.6 million of loans which were less than 90 days past due at June 30, 2015, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of September 30, 2015:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,592	$114	$713	$2,419	$226,574	$228,993	$913
Residential construction and land	-	-	-	-	4,564	4,564	-
Multi-family	-	-	-	-	4,374	4,374	-
Commercial real estate	250	1	1,168	1,419	152,648	154,067	2,692
Commercial construction	-	-	-	-	6,269	6,269	-
Home equity	203	15	5	223	21,166	21,389	126
Consumer installment	54	-	1	55	4,028	4,083	5
Commercial loans	99	-	75	174	44,106	44,280	439
Total gross loans	$2,198	$130	$1,962	$4,290	$463,729	$468,019	$4,175

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2015:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,233	$329	$785	$2,347	$224,301	$226,648	$1,087
Residential construction and land	28	-	-	28	3,593	3,621	-
Multi-family	-	-	-	-	4,287	4,287	-
Commercial real estate	339	1	1,132	1,472	140,851	142,323	2,964
Commercial construction	-	-	-	-	8,936	8,936	-
Home equity	244	-	33	277	20,742	21,019	169
Consumer installment	25	6	-	31	4,092	4,123	-
Commercial loans	-	-	175	175	39,623	39,798	388
Total gross loans	$1,869	$336	$2,125	$4,330	$446,425	$450,755	$4,608

The Bank of Greene County had accruing loans delinquent more than 90 days totaling $82,000 and $84,000 as of September 30, 2015 and June 30, 2015, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2015	2014
Interest income that would have been recorded if loans had been performing in accordance with original terms	$101	$128
Interest income that was recorded on nonaccrual loans	49	46

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of September 30, 2015			For the three months ended September 30, 2015
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$308	$308	$-	$349	$2
Commercial real estate	1,194	1,401	-	1,199	6
Home equity	127	127	-	134	1
Total impaired loans with no allowance	1,629	1,836	-	1,682	9

With an allowance recorded:
Residential real estate	1,397	1,397	264	1,404	14
Commercial real estate	558	558	76	671	6
Commercial loans	92	92	1	92	1
Total impaired loans with allowance	2,047	2,047	341	2,167	21

Total impaired:
Residential real estate	1,705	1,705	264	1,753	16
Commercial real estate	1,752	1,959	76	1,870	12
Home equity	127	127	-	134	1
Commercial loans	92	92	1	92	1
Total impaired loans	$3,676	$3,883	$341	$3,849	$30

	As of June 30, 2015			For the three months ended September 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$432	$432	$-	$206	$3
Commercial real estate	1,206	1,412	-	458	7
Home equity	154	154	-	96	-
Commercial loans	-	-	-	-	-
Total impaired loans with no allowance	1,792	1,998	-	760	10

With an allowance recorded:
Residential real estate	1,411	1,411	263	2,585	31
Commercial real estate	895	895	187	2,522	42
Home equity	-	-	-	200	-
Commercial loans	93	93	1	601	10
Total impaired loans with allowance	2,399	2,399	451	5,908	83

Total impaired loans:
Residential real estate	1,843	1,843	263	2,791	34
Commercial real estate	2,101	2,307	187	2,980	49
Home equity	154	154	-	296	-
Commercial loans	93	93	1	601	10
Total impaired loans	$4,191	$4,397	$451	$6,668	$93

Index
There were no loans that have been modified as a troubled debt restructuring during the three months ended September 30, 2015 or 2014.

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2015 or 2014 which have subsequently defaulted during the three months ended September 30, 2015 or 2014, respectively.

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

	Activity for the three months ended September 30, 2015
(In thousands)	Balance at June 30, 2015	Charge-offs	Recoveries	Provision	Balance at September 30, 2015
Residential real estate	$2,454	$-	$-	$(68)	$2,386
Residential construction and land	50	-	-	12	62
Multi-family	40	-	-	(15)	25
Commercial real estate	3,699	14	17	112	3,814
Commercial construction	233	-	-	(71)	162
Home equity	314	-	-	5	319
Consumer installment	223	78	25	70	240
Commercial loans	1,129	-	-	123	1,252
Unallocated	-	-	-	206	206
Total	$8,142	$92	$42	$374	$8,466

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance September 30, 2015 Impairment Analysis		Ending Balance September 30, 2015 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$264	$2,122	$1,705	$227,288
Residential construction and land	-	62	-	4,564
Multi-family	-	25	-	4,374
Commercial real estate	76	3,738	1,752	152,315
Commercial construction	-	162	-	6,269
Home equity	-	319	127	21,262
Consumer installment	-	240	-	4,083
Commercial loans	1	1,251	92	44,188
Unallocated	-	206	-	-
Total	$341	$8,125	$3,676	$464,343

	Activity for the three months ended September 30, 2014
(In thousands)	Balance at June 30, 2014	Charge-offs	Recoveries	Provision	Balance at September 30, 2014
Residential real estate	$2,731	$74	$-	$(10)	$2,647
Residential construction and land	42	-	-	(1)	41
Multi-family	59	-	-	(14)	45
Commercial real estate	2,936	-	-	228	3,164
Commercial construction	38	-	-	71	109
Home equity	361	-	-	15	376
Consumer installment	240	55	19	39	243
Commercial loans	811	-	-	20	831
Unallocated	201	-	-	63	264
Total	$7,419	$129	$19	$411	$7,720

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2015 Impairment Analysis		Ending Balance June 30, 2015 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$263	$2,191	$1,843	$224,805
Residential construction and land	-	50	-	3,621
Multi-family	-	40	-	4,287
Commercial real estate	187	3,512	2,101	140,222
Commercial construction	-	233	-	8,936
Home equity	-	314	154	20,865
Consumer installment	-	223	-	4,123
Commercial loans	1	1,128	93	39,705
Unallocated	-	-	-	-
Total	$451	$7,691	$4,191	$446,564

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2015 and June 30, 2015 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
(In thousands)	September 30, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$4,869	$-	$4,869	$-
State and political subdivisions	53,820	-	53,820	-
Mortgage-backed securities-residential	7,541	-	7,541	-
Mortgage-backed securities-multi-family	24,647	-	24,647	-
Asset-backed securities	6	6	-	-
Corporate debt securities	4,735	4,735	-	-
Equity securities	139	139	-	-
Securities available-for-sale	$95,757	$4,880	$90,877	$-

		Fair Value Measurements Using
(In thousands)	June 30, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$7,855	$-	$7,855	$-
State and political subdivisions	39,582	-	39,582	-
Mortgage-backed securities-residential	7,942	-	7,942	-
Mortgage-backed securities-multi-family	25,735	-	25,735	-
Asset-backed securities	9	9	-	-
Corporate debt securities	4,774	4,774	-	-
Equity securities	137	137	-	-
Securities available-for-sale	$86,034	$4,920	$81,114	$-

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

		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Impaired loans	$693	$-	$-	$693
Foreclosed real estate	836	-	-	836

June 30, 2015
Impaired loans	$922	$-	$-	$922
Foreclosed real estate	490	-	-	490

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
September 30, 2015
Impaired Loans	$693	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	21.70%
			Liquidation expenses(3)	0.00%-7.50%	3.45%
Foreclosed real estate	836	Appraisal of collateral(1)	Appraisal adjustments(2)	25.15%-54.17%	21.77%
			Liquidation expenses(3)	0.42%-11.64%	8.82%
June 30, 2015
Impaired loans	$922	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	22.81%
			Liquidation expenses(3)	0.00%-7.50%	3.91%
Foreclosed real estate	490	Appraisal of collateral(1)	Appraisal adjustments(2)	7.41%-54.17%	24.65%
			Liquidation expenses(3)	0.42%-10.86%	6.40%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)	Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received or age of the appraisal.
(3)	Appraisals may be adjusted downwards by management for qualitative factors such as the estimated costs to liquidate the collateral.

At September 30, 2015, loans subject to nonrecurring fair value measurement had a recorded investment of $862,000 with related allowances of $169,000.  At June 30, 2015, loans subject to nonrecurring fair value measurement had a recorded investment of $1.2 million with related allowances of $277,000. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

Index
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2015 and June 30, 2015, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	September 30, 2015		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$12,117	$12,117	$12,117	$-	$-
Long term certificate of deposit	1,230	1,230	1,230	-	-
Securities available-for-sale	95,757	95,757	4,880	90,877	-
Securities held-to-maturity	174,560	178,960	-	178,960	-
Federal Home Loan Bank stock	1,832	1,832	-	1,832	-
Net loans	460,458	469,418	-	-	469,418
Accrued interest receivable	3,185	3,185	-	3,185	-
Deposits	664,308	664,495	-	664,495	-
Federal Home Loan Bank borrowings	27,000	27,042	-	27,042	-
Accrued interest payable	65	65	-	65	-

(In thousands)	June 30, 2015		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,538	$15,538	$15,538	$-	$-
Long term certificate of deposit	1,230	1,230	1,230	-	-
Securities available-for-sale	86,034	86,034	4,920	81,114	-
Securities held-to-maturity	169,000	171,976	-	171,976	-
Federal Home Loan Bank stock	2,494	2,494	-	2,494	-
Net loans	443,496	450,437	-	-	450,437
Accrued interest receivable	3,026	3,026	-	3,026	-
Deposits	622,717	622,900	-	622,900	-
Federal Home Loan Bank borrowings	41,700	41,598	-	41,598	-
Accrued interest payable	64	64	-	64	-

Index
(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the quarters ended September 30, 2015 and 2014.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Three months ended September 30, 2015	$2,150,000
Basic		4,223,156	$0.51
Effect of dilutive stock options		26,224	(0.00)
Diluted		4,249,380	$0.51

Three months ended September 30, 2014	$1,775,000
Basic		4,214,358	$0.42
Effect of dilutive stock options		30,967	(0.00)
Diluted		4,245,325	$0.42

(8)	Dividends

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

(9)	Impact of Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment (ASU 2014-04) to its guidance on “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”.  This Update has been issued to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The adoption of these amendments did not have an effect on our consolidated results of operations or financial position.

In May 2014, the FASB issued an amendment (ASU 2014-09) to its guidance on “Revenue from Contracts with Customers (Topic 606).  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. In August, 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. The amendments in this ASU are effective for public business entities for annual periods, beginning after December 15, 2017.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,
(In thousands)	2015	2014
Interest cost	$58	$55
Expected return on plan assets	(77)	(81)
Amortization of net loss	34	26
Net periodic pension cost	$15	$-

The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2016.

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

The net periodic pension costs related to the SERP Plan for the three months ended September 30, 2015 and 2014 were $58,000 and $48,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $1.6 million and $1.4 million as of September 30, 2015 and June 30, 2015, respectively.

Index
(11)	Stock-Based Compensation

At September 30, 2015, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2015.

Stock Option Plan

At September 30, 2015 and 2014, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plan for the three months ended September 30, 2015 and 2014 is as follows:

	2015		2014
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	47,835	$12.50	59,435	$12.50
Exercised	(2,100)	$12.50	(3,100)	$12.50
Outstanding at period end	45,735	$12.50	56,335	$12.50

Exercisable at period end	45,735	$12.50	56,335	$12.50

The following table presents stock options outstanding and exercisable at September 30, 2015:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	45,735	3.00	$12.50

The total intrinsic value of the options exercised during the three months ended September 30, 2015 and 2014, was approximately $33,000 and $44,000, respectively. There were no stock options granted during the three months ended September 30, 2015 or 2014.  All outstanding options were fully vested at September 30, 2015 and 2014.

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

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the three months ended September 30, 2015 and 2014 is as follows:

	2015	2014
Number of options outstanding at beginning of year	628,754	665,426
Options granted	246,880	241,090
Options paid in cash upon vesting	(198,357)	(227,484)
Number of options outstanding at period end	677,277	679,032

The Company paid out $710,500 and $757,700 in cash during the three months ended September 30, 2015 and 2014, respectively, on options vested. The Company recognized $180,000 and $170,000 in compensation costs related to the phantom stock option plan during the three months ended September 30, 2015 and 2014, respectively.  The total liability for the long-term incentive plan was $610,000 and $1.1 million as of September 30, 2015 and June 30, 2015, respectively.

(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2015 and June 30, 2015 are presented in the following table:

(In thousands)
Accumulated other comprehensive (loss) income:	September 30, 2015	June 30, 2015
Unrealized gain on available-for-sale securities, net of tax	$738	$704
Unrealized loss on securities transferred to held-to-maturity, net of tax	(5)	(11)
Net losses and past service liability for defined benefit plan, net of tax	(1,491)	(1,491)
Accumulated other comprehensive loss	$(758)	$(798)

(13)	Subsequent events

On October 20, 2015, the Board of Directors declared a cash dividend for the quarter ended September 30, 2015 of $0.185 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.74 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 13, 2015, and will be paid on November 30, 2015.  The MHC intends to waive its receipt of this dividend.

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

Index
Comparison of Financial Condition as of September 30, 2015 and June 30, 2015

ASSETS

Total assets of the Company were $767.7 million at September 30, 2015 as compared to $738.6 million at June 30, 2015, an increase of $29.1 million, or 3.9%.  Securities available-for-sale and held-to-maturity amounted to $270.3 million, or 35.2% of assets, at September 30, 2015 as compared to $255.0 million, or 34.5% of assets, at June 30, 2015, an increase of $15.3 million, or 6.0%.   Net loans grew by $17.0 million, or 3.8%, to $460.5 million at September 30, 2015 as compared to $443.5 million at June 30, 2015.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $3.4 million to $12.1 million at September 30, 2015 from $15.5 million at June 30, 2015.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $15.3 million, or 6.0%, to $270.3 million at September 30, 2015 as compared to $255.0 million at June 30, 2015.  Securities purchases totaled $37.8 million during the quarter ended September 30, 2015 and consisted of $36.8 million of state and political subdivision securities and $1.0 million of mortgage-backed securities. Principal pay-downs and maturities during the quarter amounted to $22.4 million, of which $3.9 million were mortgage-backed securities, $15.5 million were state and political subdivision securities, and $3.0 million were U.S. government sponsored enterprises securities. At September 30, 2015, 52.3% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	September 30, 2015		June 30, 2015
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$4,869	1.8%	$7,855	3.1%
State and political subdivisions	53,820	19.9	39,582	15.5
Mortgage-backed securities-residential	7,541	2.8	7,942	3.1
Mortgage-backed securities-multifamily	24,647	9.1	25,735	10.1
Asset-backed securities	6	0.0	9	0.0
Corporate debt securities	4,735	1.8	4,774	1.9
Total debt securities	95,618	35.4	85,897	33.7
Equity securities	139	0.1	137	0.1
Total securities available-for-sale	95,757	35.5	86,034	33.8
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	0.7	2,000	0.8
State and political subdivisions	87,527	32.4	81,501	31.9
Mortgage-backed securities-residential	15,806	5.8	17,468	6.8
Mortgage-backed securities-multifamily	67,503	25.0	67,239	26.4
Other securities	1,724	0.6	792	0.3
Total securities held-to-maturity	174,560	64.5	169,000	66.2
Total securities	$270,317	100.0%	$255,034	100.0%

LOANS

Net loans receivable increased $17.0 million, or 3.8%, to $460.5 million at September 30, 2015 from $443.5 million at June 30, 2015.  The loan growth experienced during the quarter consisted primarily of $11.7 million in commercial real estate loans, $2.3 million in residential real estate loans, $943,000 in residential construction loans, $87,000 in multi-family mortgage loans, $370,000 in home equity loans, and $4.5 million in commercial loans, and was partially offset by a $2.7 million decrease in commercial construction loans, and a $324,000 increase in the allowance for loan losses.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	September 30, 2015		June 30, 2015
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$228,993	48.9%	$226,648	50.3%
Residential construction and land	4,564	1.0	3,621	0.8
Multi-family	4,374	0.9	4,287	0.9
Commercial real estate	154,067	32.9	142,323	31.6
Commercial construction	6,269	1.3	8,936	2.0
Home equity	21,389	4.6	21,019	4.7
Consumer installment	4,083	0.9	4,123	0.9
Commercial loans	44,280	9.5	39,798	8.8
Total gross loans	468,019	100.0%	450,755	100.0%
Allowance for loan losses	(8,466)		(8,142)
Deferred fees and costs	905		883
Total net loans	$460,458		$443,496

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

Index
Analysis of allowance for loan losses activity

	At or for the Three Months Ended September 30,
(Dollars in thousands)	2015	2014
Balance at the beginning of the period	$8,142	$7,419
Charge-offs:
Residential real estate	-	74
Commercial real estate	14	-
Consumer installment	78	55
Total loans charged off	92	129

Recoveries:
Commercial real estate	17	-
Consumer installment	25	19
Total recoveries	42	19

Net charge-offs	50	110

Provisions charged to operations	374	411
Balance at the end of the period	8,466	7,720

Net charge-offs to average loans outstanding	0.04%	0.11%
Net charge-offs to nonperforming assets	3.93%	6.86%
Allowance for loan losses to nonperforming loans	198.87%	127.1%
Allowance for loan losses to total loans receivable	1.81%	1.87%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At September 30, 2015	At June 30, 2015
Nonaccruing loans:
Residential real estate	$913	$1,087
Commercial real estate	2,692	2,964
Home equity	126	169
Consumer	5	-
Commercial	439	388
Total nonaccruing loans	4,175	4,608
90 days & accruing
Residential real estate	82	84
Total 90 days & accruing	82	84
Total nonperforming loans	4,257	4,692
Foreclosed real estate:
Residential real estate	518	847
Commercial real estate	318
Total foreclosed real estate	836	847
Total nonperforming assets	$5,093	$5,539

Troubled debt restructuring:
Nonperforming (included above)	$1,982	$2,002
Performing (accruing and excluded above)	960	965

Total nonperforming assets as a percentage of total assets	0.66	0.75%
Total nonperforming loans to net loans	0.92	1.06%

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2015	2014
Interest income that would have been recorded if loans had been performing in accordance with original terms	$101	$128
Interest income that was recorded on nonaccrual loans	49	46

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:

(In thousands)	September 30, 2015	June 30, 2015	September 30, 2014
Balance of impaired loans, with a valuation allowance	$2,047	$2,399	$5,714
Allowances relating to impaired loans included in allowance for loan losses	341	451	775
Balance of impaired loans, without a valuation allowance	1,629	1,792	758
Average balance of impaired loans for the quarters ended	3,849	5,006	6,668
Interest income recorded on impaired loans during the quarters ended	30	47	93

Nonperforming assets amounted to $5.1 million at September 30, 2015 and $5.5 million as of June 30, 2015, a decrease of $446,000 or 8.1%, and total impaired loans amounted to $3.7 million at September 30, 2015 compared to $4.2 million at June 30, 2015, a decrease of $515,000, or 12.3%.  Loans on nonaccrual status totaled $4.2 million at September 30, 2015, of which $654,000 were in the process of foreclosure.  Included in nonaccrual loans were $2.3 million of loans which were less than 90 days past due at September 30, 2015, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $250,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

Index
DEPOSITS

Total deposits increased $41.6 million, or 6.7%, to $664.3 million at September 30, 2015 from $622.7 million at June 30, 2015.  This increase was primarily the result of an increase of $37.3 million in balances at Greene County Commercial Bank due primarily to the collection of annual taxes by several local school districts.  Noninterest-bearing checking accounts increased $5.7 million, or 7.8%, to $79.1 million at September 30, 2015 as compared to $73.4 million at June 30, 2015. Interest-bearing checking accounts (NOW accounts) increased $35.5 million, or 14.9%, to $274.1 million at September 30, 2015 as compared to $238.6 million at June 30, 2015.  Money market deposits increased $2.7 million between June 30, 2015 and September 30, 2015.   Partially offsetting these increases were decreases in savings deposits of $2.0 million from $163.9 million at June 30, 2015 to $161.9 million at September 30, 2015, and in certificates of deposit of $402,000 from $43.1 million at June 30, 2015 to $42.7 million at September 30, 2015.

(In thousands)	At September 30, 2015	Percentage of Portfolio	At June 30, 2015	Percentage of Portfolio
Noninterest-bearing deposits	$79,111	11.9%	$73,359	11.8%
Certificates of deposit	42,719	6.4	43,121	6.9
Savings deposits	161,953	24.4	163,927	26.3
Money market deposits	106,465	16.0	103,724	16.7
NOW deposits	274,060	41.3	238,586	38.3
Total deposits	$664,308	100.0%	$622,717	100.0%

BORROWINGS

At September 30, 2015, The Bank of Greene County had pledged approximately $208.8 million of its residential mortgage portfolio as collateral for borrowing and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $172.7 million at September 30, 2015, of which $27.0 million in borrowings were outstanding at September 30, 2015.  There were $8.2 million in short term borrowings outstanding at September 30, 2015.  Interest rates on short term borrowings are determined at the time of borrowing.  The remaining $18.8 million consisted of long-term fixed rate, fixed term advances with a weighted average rate of 1.48% and a weighted average maturity of 37 months.  The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates. The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At September 30, 2015, there were no outstanding letters of credit.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2015, approximately $4.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at September 30, 2015 or 2014.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At September 30, 2015 and 2014, there were no balances outstanding on either of these lines of credit, and there was no activity during the quarters ended September 30, 2015 and 2014.

Index
Scheduled maturities of long-term borrowings at September 30, 2015 were as follows:

(In thousands)
Within the twelve months ended September 30,
2016	$-
2017	2,500
2018	5,500
2019	4,500
2020	6,000
Due after 2020	300
$18,800

EQUITY

Shareholders’ equity increased to $68.8 million at September 30, 2015 from $66.9 million at June 30, 2015, as net income of $2.2 million and a $40,000 decrease in other accumulated comprehensive loss were partially offset by dividends declared and paid of $355,000.  Other changes in equity, totaling a $26,000 increase, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Selected Equity Data:
	At September 30, 2015	At June 30, 2015
Shareholders’ equity to total assets, at end of period	8.96%	9.06%
Average shareholders’ equity to average assets	9.12%	9.13%
Book value per share	$16.28	$15.85
Closing market price of common stock	$27.50	$28.49

Index
Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2015 and 2014.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$458,848	$5,293	4.61%	$409,009	$4,839	4.73%
Securities[2]	263,133	1,551	2.36	245,244	1,386	2.26
Interest-bearing bank balances and federal funds	1,040	2	0.77	1,159	2	0.69
FHLB stock	1,948	17	3.49	1,655	14	3.38
Total interest-earning assets	724,969	6,863	3.79%	657,067	6,241	3.80%
Cash and due from banks	7,861			7,288
Allowance for loan losses	(8,266)			(7,468)
Other noninterest-earning assets	18,399			17,354
Total assets	$742,963			674,241

Interest-Bearing Liabilities:
Savings and money market deposits	$270,805	$215	0.32%	$252,913	$204	0.32%
NOW deposits	251,710	240	0.38	218,080	213	0.39
Certificates of deposit	42,847	76	0.71	48,001	84	0.70
Borrowings	29,574	83	1.12	22,570	61	1.08
Total interest-bearing liabilities	594,936	614	0.41%	541,564	562	0.41%
Noninterest-bearing deposits	74,233			67,711
Other noninterest-bearing liabilities	6,063			3,019
Shareholders' equity	67,731			61,947
Total liabilities and equity	$742,963			$674,241

Net interest income		$6,249			$5,679
Net interest rate spread			3.38%			3.39%
Net earnings assets	$130,033			$115,503
Net interest margin			3.45%			3.46%
Average interest-earning assets to average interest-bearing liabilities	121.86%			121.33%

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

	Three months ended September 30, 2015 versus 2014
	Increase/(Decrease) Due To		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$579	$(125)	$454
Securities[2]	103	62	165
Interest-bearing bank balances and federal funds	-	-	-
FHLB stock	3	-	3
Total interest-earning assets	685	(63)	622

Interest-Bearing Liabilities:
Savings and money market deposits	11	-	11
NOW deposits	33	(6)	27
Certificates of deposit	(9)	1	(8)
Borrowings	20	2	22
Total interest-bearing liabilities	55	(3)	52
Net change in net interest income	$630	$(60)	$570

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.16% for the quarter ended September 30, 2015 as compared to 1.05% for the quarter ended September 30, 2014.  Annualized return on average equity increased to 12.70% for the quarter ended September 30, 2015 as compared to 11.46% for the quarter ended September 30, 2014.  The increase in return on average assets and return on average equity was primarily the result of an increase in net interest income resulting from growth in earning assets, resulting in higher net income.  Net income amounted to $2.2 million and $1.8 million for the quarters ended September 30, 2015 and 2014, respectively.  Average assets increased $68.8 million, or 10.2% to $743.0 million for the quarter ended September 30, 2015 as compared to $674.2 million for the quarter ended September 30, 2014.  Average equity increased $5.8 million, or 9.3%, to $67.7 million for the quarter ended September 30, 2015 as compared to $61.9 million for the quarter ended September 30, 2014.

Index
INTEREST INCOME

Interest income amounted to $6.9 million for the quarter ended September 30, 2015 as compared to $6.2 million for the quarter ended September 30, 2014, an increase of $622,000, or 10.0%.  The increase in average loan and securities balances and the increase in securities yields had the greatest impact on interest income when comparing the quarters ended September 30, 2015 and 2014, which was offset by a decrease in the yield on loans. Average loan balances increased $49.8 million while the yield on loans decreased 12 basis points when comparing the quarters ended September 30, 2015 and 2014.   Average securities increased $17.9 million and the yield on such securities increased 10 basis points when comparing the quarters ended September 30, 2015 and 2014.

INTEREST EXPENSE

Interest expense amounted to $614,000 for the quarter ended September 30, 2015 as compared to $562,000 for the quarter ended September 30, 2014, an increase of $52,000 or 9.3%.  Increases in the average balances on interest-bearing liabilities contributed to the increase in interest expense.  As illustrated in the rate/volume table, interest expense increased $55,000 due to a $53.4 million increase in the average balances on interest-bearing liabilities.  The rate paid on interest-bearing liabilities was unchanged when comparing the quarter ended September 30, 2015 and 2014, and was 0.41%.  The average balance of NOW deposits grew by $33.6 million when comparing the quarters ended September 30, 2015 and 2014. The average balance of savings and money market deposits increased $17.9 million and average balance of certificates of deposit decreased $5.2 million during this same period. The average balance on borrowings increased $7.0 million, and the rate increased 4 basis points when comparing the quarters ended September 30, 2015 and 2014, and was the result of locking in long-term borrowings during the fiscal year ended June 30, 2015 as well as funding loan growth during the quarter ended September 30, 2015.

NET INTEREST INCOME

Net interest income increased $570,000 to $6.2 million for the quarter ended September 30, 2015 from $5.7 million for the quarter ended September 30, 2014.  Net interest spread decreased one basis point to 3.38% as compared to 3.39% when comparing the quarters ended September 30, 2015 and 2014, respectively.  Net interest margin also decreased one basis point to 3.45% for the quarter ended September 30, 2015 as compared to 3.46% for the quarter ended September 30, 2014.  The growth in average loan and securities balances, led to an increase in net interest income when comparing the quarters ended September 30, 2015 and 2014.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $374,000 and $411,000 for the quarters ended September 30, 2015 and 2014, respectively.  The level of provision has decreased as the result of a decline in delinquencies and loans adversely classified, which has been partially offset by growth in commercial real estate and commercial loans.  Allowance for loan losses to total loans receivable remained unchanged at 1.81% as of September 30, 2015 and June 30, 2015.  Nonperforming loans amounted to $4.3 million and $4.7 million at September 30, 2015 and June 30, 2015, respectively.  Net charge-offs amounted to $50,000 and $110,000 for the quarters ended September 30, 2015 and 2014, respectively, a decrease of $60,000.   At September 30, 2015, nonperforming assets were 0.66% of total assets and nonperforming loans were 0.92% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

Index
NONINTEREST INCOME

	For the three months ended September 30,		Change from Prior Year
Noninterest income:	2015	2014	Amount	Percent
Service charges on deposit accounts	$717	$716	$1	0.14%
Debit card fees	452	415	37	8.92
Investment services	93	102	(9)	(8.82)
E-commerce fees	24	28	(4)	(14.29)
Other operating income	160	208	(48)	(23.08)
Total noninterest income	$1,446	$1,469	$(23)	(1.57%)

Noninterest income decreased $23,000, or 1.6%, to $1.4 million for the quarter ended September 30, 2015 as compared to $1.5 million for the quarter ended September 30, 2014, primarily due to a decrease in loan related fees which are included in other operating income, partially offset by an increase in debit card fees resulting from continued growth in the number of checking accounts with debit cards.

NONINTEREST EXPENSE

	For the three months ended September 30,		Change from Prior Year
Noninterest expense:	2015	2014	Amount	Percent
Salaries and employee benefits	$2,424	$2,367	$57	2.41%
Occupancy expense	363	324	39	12.04
Equipment and furniture expense	120	76	44	57.89
Service and data processing fees	410	454	(44)	(9.69)
Computer software, supplies and support	133	233	(100)	(42.92)
Advertising and promotion	101	81	20	24.69
FDIC insurance premiums	100	91	9	9.89
Legal and professional fees	260	213	47	22.07
Other	609	438	171	39.04
Total noninterest expense	$4,520	$4,277	$243	5.68%

Noninterest expense increased $243,000, or 5.7%, to $4.5 million for the quarter ended September 30, 2015 as compared to $4.3 million for the quarter ended September 30, 2014. The increase in noninterest expense is primarily the result of an increase in expenses related to foreclosed real estate (primarily real estate taxes) as well as write-downs of several of the properties within foreclosed real estate based on pending sales or a decrease in the list price.  Salaries and employee benefits expenses and occupancy expenses also increased and were primarily due to the opening of a new branch in Kingston during the third quarter of fiscal 2015.  Partially offsetting the aforementioned increases were decreases in computer software, supplies and support. During the quarter ended September 30, 2014, a one-time fee was paid to one of the Company’s vendors related to the renegotiation of the contract for support services.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 23.2% for the quarter ended September 30, 2015, compared to 27.8% for the quarter ended September 30, 2014.   The effective tax rate has continued to decline as a result of income derived from tax exempt bonds and loans as well as continued loan growth within the Company’s real estate investment trust subsidiary.  Also contributing to the lower effective income tax rate is the tax benefits derived from the Company’s pooled captive insurance company, as premium income received by the pooled captive insurance company is exempt from income taxes.  The premiums paid to the pooled captive insurance company by the Company and its banking subsidiaries are tax deductible.

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

Index
The Bank of Greene County’s unfunded loan commitments are as follows at September 30, 2015:

(In thousands)	2015
Residential real estate loan commitments	$4,729
Construction and land loan commitments	4,199
Commercial real estate loan commitments	20,783
Home equity available lines of credit	8,147
Consumer overdraft available lines of credit	690
Commercial loan available lines of credit	20,032
Commercial loan commitments	340
Total commitments	$58,920

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2015 and June 30, 2015.  Consolidated shareholders’ equity represented 9.0% of total assets at September 30, 2015 and 9.1% of total assets of June 30, 2015.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  November 13, 2015

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 13, 2015

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer