Form 10-Q
period 2015-12-31
GREENE COUNTY BANCORP INC
filed 2016-02-12
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

As of February 12, 2016, the registrant had 4,228,957 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2015 and June 30, 2015
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2015	June 30, 2015
Total cash and cash equivalents	$22,088	$15,538

Long term certificate of deposit	1,230	1,230
Securities available-for-sale, at fair value	93,582	86,034
Securities held-to-maturity, at amortized cost (fair value $182,063 at December 31, 2015; $171,976 at June 30, 2015)	177,554	169,000
Federal Home Loan Bank stock, at cost	2,782	2,494

Loans	485,928	450,755
Allowance for loan losses	(8,611)	(8,142)
Unearned origination fees and costs, net	887	883
Net loans receivable	478,204	443,496

Premises and equipment	14,340	14,515
Accrued interest receivable	3,258	3,026
Foreclosed real estate	304	847
Prepaid expenses and other assets	3,464	2,467
Total assets	$796,806	$738,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$77,784	$73,359
Interest-bearing deposits	591,405	549,358
Total deposits	669,189	622,717

Borrowings from Federal Home Loan Bank, short-term	27,800	22,900
Borrowings from Federal Home Loan Bank, long-term	20,300	18,800
Accrued expenses and other liabilities	8,767	7,310
Total liabilities	726,056	671,727

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued - 4,305,670 shares Outstanding 4,228,957 shares at December 31, 2015, and 4,222,357 shares at June 30, 2015	431	431
Additional paid-in capital	11,259	11,220
Retained earnings	60,451	56,696
Accumulated other comprehensive loss	(812)	(798)
Treasury stock, at cost 76,713 shares at December 31, 2015, and 83,313 shares at June 30, 2015	(579)	(629)
Total shareholders’ equity	70,750	66,920
Total liabilities and shareholders’ equity	$796,806	$738,647

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Six Months Ended December 31, 2015 and 2014
(Unaudited)
(In thousands, except share and per share amounts)

	2015	2014
Interest income:
Loans	$10,772	$9,783
Investment securities - taxable	273	277
Mortgage-backed securities	1,553	1,446
Investment securities - tax exempt	1,397	1,132
Interest-bearing deposits and federal funds sold	4	10
Total interest income	13,999	12,648

Interest expense:
Interest on deposits	1,071	1,001
Interest on borrowings	169	124
Total interest expense	1,240	1,125

Net interest income	12,759	11,523
Provision for loan losses	717	716
Net interest income after provision for loan losses	12,042	10,807

Noninterest income:
Service charges on deposit accounts	1,483	1,446
Debit card fees	905	844
Investment services	171	189
E-commerce fees	41	53
Other operating income	424	377
Total noninterest income	3,024	2,909

Noninterest expense:
Salaries and employee benefits	4,938	4,757
Occupancy expense	696	668
Equipment and furniture expense	238	253
Service and data processing fees	918	842
Computer software, supplies and support	229	339
Advertising and promotion	195	132
FDIC insurance premiums	204	192
Legal and professional fees	537	592
Other	1,292	998
Total noninterest expense	9,247	8,773

Income before provision for income taxes	5,819	4,943
Provision for income taxes	1,349	1,357
Net income	$4,470	$3,586

Basic earnings per share	$1.06	$0.85

Basic average shares outstanding	4,224,540	4,215,738
Diluted earnings per share	$1.05	$0.84

Diluted average shares outstanding	4,250,456	4,246,793
Dividends per share	$0.37	$0.36

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended December 31, 2015 and 2014
(Unaudited)
(In thousands, except share and per share amounts)

	2015	2014
Interest income:
Loans	$5,479	$4,944
Investment securities - taxable	139	134
Mortgage-backed securities	786	741
Investment securities - tax exempt	730	580
Interest-bearing deposits and federal funds sold	2	8
Total interest income	7,136	6,407

Interest expense:
Interest on deposits	540	500
Interest on borrowings	86	63
Total interest expense	626	563

Net interest income	6,510	5,844
Provision for loan losses	343	305
Net interest income after provision for loan losses	6,167	5,539

Noninterest income:
Service charges on deposit accounts	766	730
Debit card fees	453	429
Investment services	78	87
E-commerce fees	17	25
Other operating income	264	169
Total noninterest income	1,578	1,440

Noninterest expense:
Salaries and employee benefits	2,514	2,390
Occupancy expense	333	344
Equipment and furniture expense	118	177
Service and data processing fees	508	388
Computer software, supplies and support	96	106
Advertising and promotion	94	51
FDIC insurance premiums	104	101
Legal and professional fees	277	379
Other	683	560
Total noninterest expense	4,727	4,496

Income before provision for income taxes	3,018	2,483
Provision for income taxes	698	672
Net income	$2,320	$1,811

Basic earnings per share	$0.55	$0.43

Basic average shares outstanding	4,225,924	4,217,118
Diluted earnings per share	$0.55	$0.43

Diluted average shares outstanding	4,251,483	4,248,175
Dividends per share	$0.185	$0.180

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended December 31, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Net Income	$4,470	$3,586
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale securities, net of income taxes of ($14) and $89, respectively	(21)	142

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $4 and $100, respectively	7	159

Total other comprehensive (loss) income, net of taxes	(14)	301

Comprehensive income	$4,456	$3,887

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Net Income	$2,320	$1,811
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale securities, net of income taxes of ($35) and $77, respectively	(55)	124

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $0 and $34, respectively	1	54

Total other comprehensive (loss) income, net of taxes	(54)	178

Comprehensive income	$2,266	$1,989

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2015 and 2014
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2014	$431	$11,208	$51,305	$(1,050)	$(694)	$61,200
Options exercised		25			39	64
Tax benefit of stock based compensation		6				6
Dividends declared[1]			(693)			(693)
Net income			3,586			3,586
Other comprehensive income, net of taxes				301		301
Balance at December 31, 2014	$431	$11,239	$54,198	$(749)	$(655)	$64,464

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2015	$431	$11,220	$56,696	$(798)	$(629)	$66,920
Options exercised		33			50	83
Tax benefit of stock based compensation		6				6
Dividends declared[1]			(715)			(715)
Net income			4,470			4,470
Other comprehensive loss, net of taxes				(14)		(14)
Balance at December 31, 2015	$431	$11,259	$60,451	$(812)	$(579)	$70,750

1 Dividends declared were $0.37 per share and $0.36 per share for the six months ended December 31, 2015 and 2014. This is based on total number of shares outstanding.  However, Greene County Bancorp, MHC, the owner of 54.5% of the Company’s shares outstanding at December 31, 2015, waived its right to receive dividends during the six months ended December 31, 2015 and 2014.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Cash flows from operating activities:
Net Income	$4,470	$3,586
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	316	260
Deferred income tax	(2,451)	(1,542)
Net amortization of premiums and discounts	341	627
Net amortization of deferred loan costs and fees	190	182
Provision for loan losses	717	716
Losses on sale and write-downs of foreclosed real estate	177	92
Excess tax benefit from share based compensation	(6)	(6)
Net increase in accrued income taxes	3,104	2,837
Net increase in accrued interest receivable	(232)	(227)
Net increase in prepaid and other assets	(342)	(1,264)
Net decrease in other liabilities	165	122
Net cash provided by operating activities	6,449	5,383

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	23,524	2,250
Purchases of securities	(34,067)	(18,941)
Principal payments on securities	2,846	3,805
Securities held-to-maturity:
Proceeds from maturities	5,558	9,822
Purchases of securities	(18,679)	(12,266)
Principal payments on securities	4,351	3,155
Net redemption of Federal Home Loan Bank Stock	(288)	(1,669)
Net increase in loans receivable	(35,933)	(24,807)
Proceeds from sale of foreclosed real estate	684	302
Purchases of premises and equipment	(141)	(308)
Net cash used by investing activities	(52,145)	(38,657)

Cash flows from financing activities
Net increase in short-term FHLB advances	4,900	40,350
Proceeds from long-term FHLB advances	1,500	1,000
Payment of cash dividends	(715)	(693)
Proceeds from issuance of stock options	83	64
Excess tax benefit from share based compensation	6	6
Net increase (decrease) in deposits	46,472	(6,393)
Net cash provided by financing activities	52,246	34,334

Net increase in cash and cash equivalents	6,550	1,060
Cash and cash equivalents at beginning of period	15,538	13,809
Cash and cash equivalents at end of period	$22,088	$14,869

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$318	$502
Cash paid during period for:
Interest	$1,230	$1,131
Income taxes	$696	$62

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Six and Three Months Ended December 31, 2015 and 2014

(1)	Basis of Presentation

The accompanying unaudited consolidated statement of financial condition as of June 30, 2015 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the six and three months ended December 31, 2015 and 2014 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2015, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data, for the six and three months ended December 31, 2015, are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)	Securities

Securities at December 31, 2015 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,597	$190	$-	$4,787
State and political subdivisions	53,113	7	-	53,120
Mortgage-backed securities-residential	7,046	114	25	7,135
Mortgage-backed securities-multi-family	23,108	589	11	23,686
Asset-backed securities	6	-	1	5
Corporate debt securities	4,537	175	9	4,703
Total debt securities	92,407	1,075	46	93,436
Equity securities	62	84	-	146
Total securities available-for-sale	92,469	1,159	46	93,582
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	-	45	1,955
State and political subdivisions	90,038	3,371	29	93,380
Mortgage-backed securities-residential	14,582	598	-	15,180
Mortgage-backed securities-multi-family	68,216	1,083	450	68,849
Corporate debt securities	1,000	-	-	1,000
Other securities	1,718	-	19	1,699
Total securities held-to-maturity	177,554	5,052	543	182,063
Total securities	$270,023	$6,211	$589	$275,645

Index
Securities at June 30, 2015 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$7,608	$247	$-	$7,855
State and political subdivisions	39,574	9	1	39,582
Mortgage-backed securities-residential	7,797	155	10	7,942
Mortgage-backed securities-multi-family	25,291	486	42	25,735
Asset-backed securities	10	-	1	9
Corporate debt securities	4,544	242	12	4,774
Total debt securities	84,824	1,139	66	85,897
Equity securities	62	75	-	137
Total securities available-for-sale	84,886	1,214	66	86,034
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	-	49	1,951
State and political subdivisions	81,501	2,137	187	83,451
Mortgage-backed securities-residential	17,468	768	-	18,236
Mortgage-backed securities-multi-family	67,239	990	665	67,564
Other securities	792	-	18	774
Total securities held-to-maturity	169,000	3,895	919	171,976
Total securities	$253,886	$5,109	$985	$258,010

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of December 31, 2015, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$-	$-	-	$1,492	$25	1	$1,492	$25	1
Mortgage-backed securities-multi-family	-	-	-	2,613	11	2	2,613	11	2
Asset-backed securities	-	-	-	5	1	1	5	1	1
Corporate debt securities	-	-	-	764	9	2	764	9	2
Total securities available-for-sale	-	-	-	4,874	46	6	4,874	46	6
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	-	1,955	45	1	1,955	45	1
State and political subdivisions	647	3	7	2,514	26	13	3,161	29	20
Mortgage-backed securities-multi-family	7,117	66	2	30,773	384	7	37,890	450	9
Other securities	581	3	2	537	16	2	1,118	19	4
Total securities held-to-maturity	8,345	72	11	35,779	471	23	44,124	543	34
Total securities	$8,345	$72	11	$40,653	$517	29	$48,998	$589	40

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the six and three months ended December 31, 2015 and 2014, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the six and three months ended December 31, 2015 and 2014.

Index
The estimated fair values of debt securities at December 31, 2015, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$54,068	$54,113
After one year through five years	8,179	8,497
After five years through ten years	-	-
After ten years	-	-
Total available-for-sale debt securities	62,247	62,610
Mortgage-backed and asset-backed securities	30,160	30,826
Equity securities	62	146
Total available-for-sale securities	92,469	93,582

Held-to-maturity debt securities
Within one year	12,908	13,128
After one year through five years	51,013	52,355
After five years through ten years	22,290	23,308
After ten years	8,545	9,243
Total held-to-maturity debt securities	94,756	98,034
Mortgage-backed	82,798	84,029
Total held-to-maturity securities	177,554	182,063
Total securities	$270,023	$275,645

As of December 31, 2015 and June 30, 2015, respectively, securities with an aggregate fair value of $245.9 million and $223.1 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of December 31, 2015 and June 30, 2015, securities with an aggregate fair value of $4.7 million and $4.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended December 31, 2015 or 2014.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the six and three months ended December 31, 2015 or 2014.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at December 31, 2015 and June 30, 2015 are summarized as follows:

(In thousands)	December 31, 2015	June 30, 2015
Residential real estate:
Residential real estate	$229,698	$226,648
Residential construction and land	5,212	3,621
Multi-family	4,443	4,287
Commercial real estate:
Commercial real estate	163,110	142,323
Commercial construction	12,761	8,936
Consumer loan:
Home equity	21,165	21,019
Consumer installment	4,097	4,123
Commercial loans	45,442	39,798
Total gross loans	485,928	450,755
Allowance for loan losses	(8,611)	(8,142)
Deferred fees and costs	887	883
Loans receivable, net	$478,204	$443,496

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

The Bank primarily has four segments within its loan portfolio that it considers when measuring credit quality: residential real estate loans, commercial real estate loans, consumer loans and commercial loans.  The residential real estate portfolio consists of residential, construction, and multifamily loan classes. Commercial real estate loans consist of commercial real estate and commercial construction loan classes. Consumer loans consist of home equity loan and consumer installment loan classes.  Commercial loans consist of installment loans and lines of credit issued to business. The inherent risk within the loan portfolio varies depending upon each of these loan types.

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

Loan balances by internal credit quality indicator as of December 31, 2015 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$227,712	$307	$95	$1,584	$229,698
Residential construction and land	5,212	-	-	-	5,212
Multi-family	4,342	-	-	101	4,443
Commercial real estate	160,310	429	540	1,831	163,110
Commercial construction	12,761	-	-	-	12,761
Home equity	21,146	-	14	5	21,165
Consumer installment	4,089	4	-	4	4,097
Commercial loans	44,109	-	821	512	45,442
Total gross loans	$479,681	$740	$1,470	$4,037	$485,928

Index
Loan balances by internal credit quality indicator as of June 30, 2015 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$224,195	$638	$97	$1,718	$226,648
Residential construction and land	3,621	-	-	-	3,621
Multi-family	4,182	-	-	105	4,287
Commercial real estate	138,468	-	986	2,869	142,323
Commercial construction	8,936	-	-	-	8,936
Home equity	20,731	-	15	273	21,019
Consumer installment	4,117	6	-	-	4,123
Commercial loans	38,334	-	844	620	39,798
Total gross loans	$442,584	$644	$1,942	$5,585	$450,755

The Company had no loans classified Doubtful or Loss at December 31, 2015 or June 30, 2015.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2015 and June 30, 2015. Loans on nonaccrual status totaled $3.6 million at December 31, 2015, of which $1.3 million were in the process of foreclosure.  Included in nonaccrual loans were $1.7 million of loans which were less than 90 days past due at December 31, 2015, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $671,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $4.6 million at June 30, 2015 of which $1.2 million were in the process of foreclosure.  Included in nonaccrual loans were $2.6 million of loans which were less than 90 days past due at June 30, 2015, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of December 31, 2015:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,279	$-	$946	$2,225	$227,473	$229,698	$961
Residential construction and land	-	-	-	-	5,212	5,212	-
Multi-family	96	-	-	96	4,347	4,443	-
Commercial real estate	604	-	1,004	1,608	161,502	163,110	2,353
Commercial construction	-	-	-	-	12,761	12,761	-
Home equity	256	-	5	261	20,904	21,165	19
Consumer installment	83	4	-	87	4,010	4,097	4
Commercial loans	125	-	75	200	45,242	45,442	282
Total gross loans	$2,443	$4	$2,030	$4,477	$481,451	$485,928	$3,619

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2015:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,233	$329	$785	$2,347	$224,301	$226,648	$1,087
Residential construction and land	28	-	-	28	3,593	3,621	-
Multi-family	-	-	-	-	4,287	4,287	-
Commercial real estate	339	1	1,132	1,472	140,851	142,323	2,964
Commercial construction	-	-	-	-	8,936	8,936	-
Home equity	244	-	33	277	20,742	21,019	169
Consumer installment	25	6	-	31	4,092	4,123	-
Commercial loans	-	-	175	175	39,623	39,798	388
Total gross loans	$1,869	$336	$2,125	$4,330	$446,425	$450,755	$4,608

The Bank of Greene County had accruing loans delinquent more than 90 days totaling $81,000 and $84,000 as of December 31, 2015 and June 30, 2015, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the six and three months ended December 31:

	For the six months ended December 31,		For the three months ended December 31
(In thousands)	2015	2014	2015	2014
Interest income that would have been recorded if loans had been performing in accordance with original terms	$159	$199	$58	$71
Interest income that was recorded on nonaccrual loans	99	85	50	39

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of December 31, 2015			For the six months ended December 31, 2015		For the three months ended December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$124	$124	$-	$267	$2	$185	$-
Commercial real estate	1,030	1,236	-	1,143	17	1,086	11
Home equity	5	5	-	90	1	46	-
Impaired loans with no allowance	1,159	1,365	-	1,500	20	1,317	11

With an allowance recorded:
Residential real estate	1,376	1,376	260	1,393	28	1,382	14
Commercial real estate	413	413	60	566	12	461	6
Commercial loans	89	89	2	91	3	89	2
Impaired loans with allowance	1,878	1,878	322	2,050	43	1,932	22

Total impaired:
Residential real estate	1,500	1,500	260	1,660	30	1,567	14
Commercial real estate	1,443	1,649	60	1,709	29	1,547	17
Home equity	5	5	-	90	1	46	-
Commercial loans	89	89	2	91	3	89	2
Total impaired loans	$3,037	$3,243	$322	$3,550	$63	$3,249	$33

	As of June 30, 2015			For the six months ended December 31, 2014		For the three months ended December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$432	$432	$-	$672	$13	$672	$10
Commercial real estate	1,206	1,412	-	457	13	455	6
Home equity	154	154	-	80	-	64	-
Impaired loans with no allowance	1,792	1,998	-	1,209	26	1,191	16

With an allowance recorded:
Residential real estate	1,411	1,411	263	2,669	47	2,450	16
Commercial real estate	895	895	187	2,476	42	2,429	-
Home equity	-	-	-	200	-	200	-
Commercial loans	93	93	1	600	20	599	10
Impaired loans with allowance	2,399	2,399	451	5,945	109	5,678	26

Total impaired:
Residential mortgage	1,843	1,843	263	3,341	60	3,122	26
Nonresidential mortgage	2,101	2,307	187	2,933	55	2,884	6
Home equity	154	154	-	280	-	264	-
Commercial loans	93	93	1	600	20	599	10
Total impaired loans	$4,191	$4,397	$451	$7,154	$135	$6,869	$42

Index
The table below details loans that have been modified as a troubled debt restructuring during the six and three month periods ended December 31, 2015 and 2014.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Six months ended December 31, 2015
Residential real estate	-	$-	$-	$-

Six months ended December 31, 2014
Residential real estate	1	$164	$184	$184

Three months ended December 31, 2015
Residential real estate	-	$-	$-	$-

Three months ended December 31, 2014
Residential real estate	1	$164	$184	$184

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2015 or 2014 which have subsequently defaulted during the six and three months ended December 31, 2015 or 2014, respectively.

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

	Activity for the three months ended December 31, 2015
(In thousands)	Balance at September 30, 2015	Charge-offs	Recoveries	Provision	Balance at December 31, 2015
Residential real estate	$2,386	$-	$-	$6	$2,392
Residential construction and land	62	-	-	8	70
Multi-family	25	-	-	-	25
Commercial real estate	3,814	148	-	354	4,020
Commercial construction	162	-	-	169	331
Home equity	319	-	-	(14)	305
Consumer installment	240	65	15	(2)	188
Commercial loans	1,252	-	-	20	1,272
Unallocated	206	-	-	(198)	8
Total	$8,466	$213	$15	$343	$8,611

	Activity for the six months ended December 31, 2015
(In thousands)	Balance at June 30, 2015	Charge-offs	Recoveries	Provision	Balance at December 31, 2015
Residential real estate	$2,454	$-	$-	$(62)	$2,392
Residential construction and land	50	-	-	20	70
Multi-family	40	-	-	(15)	25
Commercial real estate	3,699	162	17	466	4,020
Commercial construction	233	-	-	98	331
Home equity	314	-	-	(9)	305
Consumer installment	223	143	40	68	188
Commercial loans	1,129	-	-	143	1,272
Unallocated	-	-	-	8	8
Total	$8,142	$305	$57	$717	$8,611

	Allowance for Loan Losses		Loans Receivable
	Ending Balance December 31, 2015 Impairment Analysis		Ending Balance December 31, 2015 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$260	$2,132	$1,500	$228,198
Residential construction and land	-	70	-	5,212
Multi-family	-	25	-	4,443
Commercial real estate	60	3,960	1,443	161,667
Commercial construction	-	331	-	12,761
Home equity	-	305	5	21,160
Consumer installment	-	188	-	4,097
Commercial loans	2	1,270	89	45,353
Unallocated	-	8	-	-
Total	$322	$8,289	$3,037	$482,891

Index
	Activity for the three months ended December 31, 2014
(In thousands)	Balance at September 30, 2014	Charge-offs	Recoveries	Provision	Balance at December 31, 2014
Residential real estate	$2,647	$168	$-	$110	$2,589
Residential construction and land	41	-	-	10	51
Multi-family	45	-	-	(1)	44
Commercial real estate	3,164	-	-	303	3,467
Commercial construction	109	-	-	39	148
Home equity	376	-	-	(4)	372
Consumer installment	243	66	5	62	244
Commercial loans	831	6	6	50	881
Unallocated	264	-	-	(264)	-
Total	$7,720	$240	$11	$305	$7,796

	Activity for the six months ended December 31, 2014
(In thousands)	Balance at June 30, 2014	Charge-offs	Recoveries	Provision	Balance at December 31, 2014
Residential real estate	$2,731	$242	$-	$100	$2,589
Residential construction and land	42	-	-	9	51
Multi-family	59	-	-	(15)	44
Commercial real estate	2,936	-	-	531	3,467
Commercial construction	38	-	-	110	148
Home equity	361	-	-	11	372
Consumer installment	240	121	24	101	244
Commercial loans	811	6	6	70	881
Unallocated	201	-	-	(201)	-
Total	$7,419	$369	$30	$716	$7,796

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2015 Impairment Analysis		Ending Balance June 30, 2015 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$263	$2,191	$1,843	$224,805
Residential construction and land	-	50	-	3,621
Multi-family	-	40	-	4,287
Commercial real estate	187	3,512	2,101	140,222
Commercial construction	-	233	-	8,936
Home equity	-	314	154	20,865
Consumer installment	-	223	-	4,123
Commercial loans	1	1,128	93	39,705
Unallocated	-	-	-	-
Total	$451	$7,691	$4,191	$446,564

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2015 and June 30, 2015 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
(In thousands)	December 31, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$4,787	$-	$4,787	$-
State and political subdivisions	53,120	-	53,120	-
Mortgage-backed securities-residential	7,135	-	7,135	-
Mortgage-backed securities-multi-family	23,686	-	23,686	-
Asset-backed securities	5	5	-	-
Corporate debt securities	4,703	4,703	-	-
Equity securities	146	146	-	-
Securities available-for-sale	$93,582	$4,854	$88,728	$-

		Fair Value Measurements Using
(In thousands)	June 30, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$7,855	$-	$7,855	$-
State and political subdivisions	39,582	-	39,582	-
Mortgage-backed securities-residential	7,942	-	7,942	-
Mortgage-backed securities-multi-family	25,735	-	25,735	-
Asset-backed securities	9	9	-	-
Corporate debt securities	4,774	4,774	-	-
Equity securities	137	137	-	-
Securities available-for-sale	$86,034	$4,920	$81,114	$-

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

		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Impaired loans	$248	$-	$-	$248
Foreclosed real estate	304	-	-	304

June 30, 2015
Impaired loans	$922	$-	$-	$922
Foreclosed real estate	490	-	-	490

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2015
Impaired Loans	$248	Appraisal of collateral(1)	Appraisal adjustments(2)	16.50%-38.85%	27.37%
			Liquidation expenses(3)	4.09%-8.35%	6.25%
Foreclosed real estate	304	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-54.17%	10.73%
			Liquidation expenses(3)	0.42%-11.64%	9.49%
June 30, 2015
Impaired loans	$922	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	22.81%
			Liquidation expenses(3)	0.00%-7.50%	3.91%
Foreclosed real estate	490	Appraisal of collateral(1)	Appraisal adjustments(2)	7.41%-54.17%	24.65%
			Liquidation expenses(3)	0.42%-10.86%	6.40%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)	Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received or age of the appraisal.
(3)	Appraisals may be adjusted downwards by management for qualitative factors such as the estimated costs to liquidate the collateral.

At December 31, 2015, loans subject to nonrecurring fair value measurement had a recorded investment of $402,000 with related allowances of $154,000.  At June 30, 2015, loans subject to nonrecurring fair value measurement had a recorded investment of $1.2 million with related allowances of $277,000. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

Index
The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2015 and June 30, 2015, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	December 31, 2015		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$22,088	$22,088	$22,088	$-	$-
Long term certificate of deposit	1,230	1,230	1,230	-	-
Securities available-for-sale	93,582	93,582	4,854	88,728	-
Securities held-to-maturity	177,554	182,063	-	182,063	-
Federal Home Loan Bank stock	2,782	2,782	-	2,782	-
Net loans	478,204	485,271	-	-	485,271
Accrued interest receivable	3,258	3,258	-	3,258	-
Deposits	669,189	669,381	-	669,381	-
Federal Home Loan Bank borrowings	48,100	47,904	-	47,904	-
Accrued interest payable	74	74	-	74	-

(In thousands)	June 30, 2015		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,538	$15,538	$15,538	$-	$-
Long term certificate of deposit	1,230	1,230	1,230	-	-
Securities available-for-sale	86,034	86,034	4,920	81,114	-
Securities held-to-maturity	169,000	171,976	-	171,976	-
Federal Home Loan Bank stock	2,494	2,494	-	2,494	-
Net loans	443,496	450,437	-	-	450,437
Accrued interest receivable	3,026	3,026	-	3,026	-
Deposits	622,717	622,900	-	622,900	-
Federal Home Loan Bank borrowings	41,700	41,598	-	41,598	-
Accrued interest payable	64	64	-	64	-

Index
(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the six and three months ended December 31, 2015 and 2014.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Six months ended December 31, 2015	$4,470,000
Basic		4,224,540		$1.06
Effect of dilutive stock options		25,916		(0.01)
Diluted		4,250,456		$1.05

Six months ended December 31, 2014	$3,586,000
Basic		4,215,738		$0.85
Effect of dilutive stock options		31,055		(0.01)
Diluted		4,246,793		$0.84

Three months ended December 31, 2015	$2,320,000
Basic		4,225,924	$	$ 0.55
Effect of dilutive stock options		25,559		-
Diluted		4,251,483	$	$ 0.55

Three months ended December 31, 2014	$1,811,000
Basic		4,217,118	$	$ 0.43
Effect of dilutive stock options		31,057		-
Diluted		4,248,175	$	$ 0.43

(8)	Dividends

On October 20, 2015, the Board of Directors declared a cash dividend for the quarter ended September 30, 2015 of $0.185 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.74 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of November 13, 2015, and was paid on November 30, 2015.  The MHC waived its receipt of this dividend.

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

In January 2016, the FASB issued an Update (ASU 2016-01) to its guidance on “Financial Instruments (Subtopic 825-10)”.  This amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  These amendments require equity securities to be measured at fair value with changes in the fair value to be recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption of the amendments in this Update is not permitted.  The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the six and three months ended December 31, 2015 and 2014 were as follows:

	Six months ended December 31,		Three months ended December 31,
(In thousands)	2015	2014	2015	2014
Interest cost	$116	$110	$58	$55
Expected return on plan assets	(154)	(162)	(77)	(81)
Amortization of net loss	68	52	34	26
Net periodic pension cost	$30	$-	$15	$-

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

Index
The net periodic pension costs related to the SERP Plan for the six and three months ended December 31, 2015 were $120,000 and $62,000, respectively, and for the six and three months ended December 31, 2014 were $99,000 and $51,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $1.7 million and $1.4 million as of December 31, 2015 and June 30, 2015, respectively.

(11)	Stock-Based Compensation

At December 31, 2015, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2015.

Stock Option Plan

At December 31, 2015 and 2014, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plan for the six months ended December 31, 2015 and 2014 is as follows:

	2015		2014
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	47,835	$12.50	59,435	$12.50
Exercised	(6,600)	$12.50	(5,100)	$12.50
Outstanding at period end	41,235	$12.50	54,335	$12.50

Exercisable at period end	41,235	$12.50	54,335	$12.50

The following table presents stock options outstanding and exercisable at December 31, 2015:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	41,235	2.75	$12.50

The total intrinsic value of the options exercised during the six and three months ended December 31, 2015 was approximately $115,000 and $82,000, respectively.  The total intrinsic value of the options exercised during the six and three months ended December 31, 2014 was approximately $77,000 and $33,000, respectively. There were no stock options granted during the six months ended December 31, 2015 or 2014.  All outstanding options were fully vested at December 31, 2015 and 2014.

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

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the six months ended December 31, 2015 and 2014 is as follows:

	2015	2014
Number of options outstanding at beginning of year	628,754	665,426
Options granted	246,880	241,090
Options paid in cash upon vesting	(198,357)	(227,484)
Number of options outstanding at period end	677,277	679,032

The Company paid out $710,500 and $757,700 in cash during the six months ended December 31, 2015 and 2014, respectively, on options vested. There were no option payments made during the three months ended December 31, 2015 and 2014 on options vested. The Company recognized $420,000 and $240,000 in compensation costs related to the phantom stock option plan during the six and three months ended December 31, 2015, respectively. The Company recognized $380,000 and $210,000 in compensation costs related to the phantom stock option plan during the six and three months ended December 31, 2014, respectively. The total liability for the long-term incentive plan was $850,000 and $1.1 million as of December 31, 2015 and June 30, 2015, respectively.

(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2015 and June 30, 2015 are presented in the following table:

(In thousands)
Accumulated other comprehensive (loss) income:	December 31, 2015	June 30, 2015
Unrealized gain on available-for-sale securities, net of tax	$683	$704
Unrealized loss on securities transferred to held-to-maturity, net of tax	(4)	(11)
Net losses and past service liability for defined benefit plan, net of tax	(1,491)	(1,491)
Accumulated other comprehensive loss	$(812)	$(798)

(13)	Subsequent events

On January 19, 2016, the Board of Directors declared a cash dividend for the quarter ended December 31, 2015 of $0.185 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.74 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 12, 2016, and will be paid on March 1, 2016.  The MHC intends to waive its receipt of this dividend.

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

Index
Non-GAAP Financial Measures

Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary banks are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for itself and its subsidiary banks, in its periodic reports filed with the SEC, and does so without compliance with Regulation G, on the widely-shared assumption that the SEC regards such non-GAAP measures to be exempt from Regulation G.  The Company uses in this Report additional non-GAAP financial measures that are commonly utilized by financial institutions and have not been specifically exempted by the SEC from Regulation G. The Company provides, as supplemental information, such non-GAAP measures included in this Report as described below.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as disclosures based on that tabular presentation, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time. While we present net interest income and net interest margin utilizing GAAP measures (no tax-equivalent adjustments) as a component of the tabular presentation within our disclosures, we do provide as supplemental information net interest income and net interest margin on a tax-equivalent basis.

Index
Comparison of Financial Condition as of December 31, 2015 and June 30, 2015

ASSETS

Total assets of the Company were $796.8 million at December 31, 2015 as compared to $738.6 million at June 30, 2015, an increase of $58.2 million, or 7.9%.  Securities available-for-sale and held-to-maturity amounted to $271.1 million, or 34.0% of assets, at December 31, 2015 as compared to $255.0 million, or 34.5% of assets, at June 30, 2015, an increase of $16.1 million, or 6.3%.   Net loans grew by $34.7 million, or 7.8%, to $478.2 million at December 31, 2015 as compared to $443.5 million at June 30, 2015.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $6.6 million to $22.1 million at December 31, 2015 from $15.5 million at June 30, 2015.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $16.1 million, or 6.3%, to $271.1 million at December 31, 2015 as compared to $255.0 million at June 30, 2015.  Securities purchases totaled $52.7 million during the six months ended December 31, 2015 and consisted of $48.1 million of state and political subdivision securities, $1.0 million of corporate debt securities, $2.5 million of mortgage-backed securities and $1.0 million of other securities. Principal pay-downs and maturities during the six months amounted to $36.3 million, of which $7.2 million were mortgage-backed securities, $26.1 million were state and political subdivision securities, and $3.0 million were U.S. government sponsored enterprises securities. At December 31, 2015, 52.8% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	December 31, 2015		June 30, 2015
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio

Securities available-for-sale:
U.S. government sponsored enterprises	$4,787	1.8%	$7,855	3.1%
State and political subdivisions	53,120	19.6	39,582	15.5
Mortgage-backed securities-residential	7,135	2.6	7,942	3.1
Mortgage-backed securities-multifamily	23,686	8.7	25,735	10.1
Asset-backed securities	5	0.0	9	0.0
Corporate debt securities	4,703	1.7	4,774	1.9
Total debt securities	93,436	34.4	85,897	33.7
Equity securities	146	0.1	137	0.1
Total securities available-for-sale	93,582	34.5	86,034	33.8
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	0.7	2,000	0.8
State and political subdivisions	90,038	33.2	81,501	31.9
Mortgage-backed securities-residential	14,582	5.4	17,468	6.8
Mortgage-backed securities-multifamily	68,216	25.2	67,239	26.4
Corporate debt securities	1,000	0.4	-	-
Other securities	1,718	0.6	792	0.3
Total securities held-to-maturity	177,554	65.5	169,000	66.2
Total securities	$271,136	100.0%	$255,034	100.0%

Index
LOANS

Net loans receivable increased $34.7 million, or 7.8%, to $478.2 million at December 31, 2015 from $443.5 million at June 30, 2015.  The loan growth experienced during the six months consisted primarily of $20.8 million in commercial real estate loans, $3.1 million in residential real estate loans, $5.4 million in construction loans, and $5.6 million in commercial loans.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	December 31, 2015		June 30, 2015
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$229,698	47.3%	$226,648	50.3%
Residential construction and land	5,212	1.1	3,621	0.8
Multi-family	4,443	0.9	4,287	0.9
Commercial real estate	163,110	33.6	142,323	31.6
Commercial construction	12,761	2.6	8,936	2.0
Home equity	21,165	4.4	21,019	4.7
Consumer installment	4,097	0.8	4,123	0.9
Commercial loans	45,442	9.3	39,798	8.8
Total gross loans	485,928	100.0%	450,755	100.0%
Allowance for loan losses	(8,611)		(8,142)
Deferred fees and costs	887		883
Total net loans	$478,204		$443,496

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

Index
Analysis of allowance for loan losses activity

	At or for the Six Months Ended December 31,
(Dollars in thousands)	2015	2014
Balance at the beginning of the period	$8,142	$7,419
Charge-offs:
Residential real estate	-	242
Commercial real estate	162	-
Consumer installment	143	121
Commercial loans	-	6
Total loans charged off	305	369

Recoveries:
Commercial real estate	17	-
Consumer installment	40	24
Commercial loans	-	6
Total recoveries	57	30

Net charge-offs	248	339

Provisions charged to operations	717	716
Balance at the end of the period	$8,611	$7,796

Net charge-offs to average loans outstanding	0.11%	0.17%
Net charge-offs to nonperforming assets	12.39%	9.87%
Allowance for loan losses to nonperforming loans	232.73%	123.98%
Allowance for loan losses to total loans receivable	1.77%	1.81%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At December 31, 2015	At June 30, 2015
Nonaccruing loans:
Residential real estate	$961	$1,087
Commercial real estate	2,353	2,964
Home equity	19	169
Consumer	4	-
Commercial	282	388
Total nonaccruing loans	3,619	4,608
90 days & accruing
Residential real estate	81	84
Total 90 days & accruing	81	84
Total nonperforming loans	3,700	4,692
Foreclosed real estate:
Residential real estate	61	847
Commercial real estate	243	-
Total foreclosed real estate	304	847
Total nonperforming assets	$4,004	$5,539

Troubled debt restructuring:
Nonperforming (included above)	$1,668	$2,002
Performing (accruing and excluded above)	955	965

Total nonperforming assets as a percentage of total assets	0.50%	0.75%
Total nonperforming loans to net loans	0.77%	1.06%

The table below details additional information related to nonaccrual loans for the six and three months ended December 31:

	For the six months ended December 31,		For the three months ended December 31,
(In thousands)	2015	2014	2015	2014
Interest income that would have been recorded if loans had been performing in accordance with original terms	$159	$199	$58	$71
Interest income that was recorded on nonaccrual loans	99	85	50	39

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:

(In thousands)	December 31, 2015	June 30, 2015
Balance of impaired loans, with a valuation allowance	$1,878	$2,399
Allowances relating to impaired loans included in allowance for loan losses	322	451
Balance of impaired loans, without a valuation allowance	1,159	1,792

	For the six months ended December 31,		For the three months ended December 31,
(In thousands)	2015	2014	2015	2014
Average balance of impaired loans for the periods ended	$3,550	$7,154	$3,249	$6,869
Interest income recorded on impaired loans during the periods ended	63	135	33	42

Index
Nonperforming assets amounted to $4.0 million at December 31, 2015 and $5.5 million as of June 30, 2015, a decrease of $1.5 million, or 27.3%, and total impaired loans amounted to $3.0 million at December 31, 2015 compared to $4.2 million at June 30, 2015, a decrease of $1.2 million, or 28.6%.  Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2015 and June 30, 2015. Loans on nonaccrual status totaled $3.6 million at December 31, 2015, of which $1.3 million were in the process of foreclosure.  Included in nonaccrual loans were $1.7 million of loans which were less than 90 days past due at December 31, 2015, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $671,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

DEPOSITS

Total deposits increased $46.5 million, or 7.5%, to $669.2 million at December 31, 2015 from $622.7 million at June 30, 2015.  Noninterest-bearing checking accounts increased $4.4 million, or 6.0%, to $77.8 million at December 31, 2015 as compared to $73.4 million at June 30, 2015. Interest-bearing checking accounts (NOW accounts) increased $17.9 million, or 7.5%, to $256.5 million at December 31, 2015 as compared to $238.6 million at June 30, 2015.  Money market deposits increased $5.6 million between June 30, 2015 and December 31, 2015.   Savings deposits increased $2.5 million from $163.9 million at June 30, 2015 to $166.4 million at December 31, 2015, and certificates of deposit increased $16.1 million from $43.1 million at June 30, 2015 to $59.2 million at December 31, 2015.  The increase in certificates of deposit was primarily the result of the purchase of $18.0 million in brokered certificates of deposit.

(In thousands)	At December 31, 2015	Percentage of Portfolio	At June 30, 2015	Percentage of Portfolio
Noninterest-bearing deposits	$77,784	11.6%	$73,359	11.8%
Certificates of deposit	59,243	8.9	43,121	6.9
Savings deposits	166,384	24.9	163,927	26.3
Money market deposits	109,323	16.3	103,724	16.7
NOW deposits	256,455	38.3	238,586	38.3
Total deposits	$669,189	100.0%	$622,717	100.0%

BORROWINGS

At December 31, 2015, The Bank of Greene County had pledged approximately $210.5 million of its residential mortgage portfolio as collateral for borrowing and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $174.1 million at December 31, 2015, of which $48.1 million in borrowings were outstanding at December 31, 2015.  There were $27.8 million in short term borrowings outstanding at December 31, 2015.  Interest rates on short term borrowings are determined at the time of borrowing.  The remaining $20.3 million consisted of long-term fixed rate, fixed term advances with a weighted average rate of 1.48% and a weighted average maturity of 36 months.  The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates. The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At December 31, 2015, there were no outstanding letters of credit.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At December 31, 2015, approximately $4.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2015 or 2014.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $5.0 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At December 31, 2015 and 2014, there were no balances outstanding on either of these lines of credit, and there was no activity during the six months ended December 31, 2015 and 2014.

Index
Scheduled maturities of long-term borrowings at December 31, 2015 were as follows:

(In thousands)
Within the twelve months ended December 31,
2016	$500
2017	3,000
2018	6,500
2019	3,500
2020	6,500
Due after 2020	300
$20,300

EQUITY

Shareholders’ equity increased to $70.8 million at December 31, 2015 from $66.9 million at June 30, 2015, as net income of $4.5 million was partially offset by dividends declared and paid of $715,000, and an increase in the accumulated other comprehensive loss of $14,000.  Other changes in equity, reflecting an increase of $89,000, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Selected Equity Data:
	At December 31, 2015	At June 30, 2015
Shareholders’ equity to total assets, at end of period	8.88%	9.06%
Average shareholders’ equity to average assets	9.08%	9.13%
Book value per share	$16.73	$15.85
Closing market price of common stock	$31.95	$28.49

	For the six months ended
	December 31, 2015	December 31, 2014
Dividend payout ratio[1]	34.91%	42.35%
Actual dividends paid to net income[2]	16.00%	19.33%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.5% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the six months ended December 31, 2015 and 2014.

Index
Comparison of Operating Results for the Six and Three Months Ended December 31, 2015 and 2014

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the six and three months ended December 31, 2015 and 2014.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Six Months Ended December 31, 2015 and 2014
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$467,803	$10,772	4.61%	$415,279	$9,783	4.71%
Securities[2]	268,593	3,186	2.37	247,465	2,824	2.28
Interest-bearing bank balances and federal funds	1,566	4	0.51	5,031	10	0.40
FHLB stock	1,907	37	3.88	1,606	31	3.86
Total interest-earning assets	739,869	13,999	3.79%	669,381	12,648	3.78%
Cash and due from banks	7,609			7,133
Allowance for loan losses	(8,380)			(7,607)
Other noninterest-earning assets	17,790			17,297
Total assets	$756,888			$686,204

Interest-Bearing Liabilities:
Savings and money market deposits	$272,267	$429	0.32%	$258,196	$410	0.32%
NOW deposits	263,723	489	0.37	225,668	430	0.38
Certificates of deposit	44,191	153	0.69	47,349	161	0.68
Borrowings	28,668	169	1.18	22,195	124	1.12
Total interest-bearing liabilities	608,849	1,240	0.41%	553,408	1,125	0.41%
Noninterest-bearing deposits	75,720			67,302
Other noninterest-bearing liabilities	3,625			2,737
Shareholders' equity	68,694			62,757
Total liabilities and equity	$756,888			$686,204

Net interest income		$12,759			$11,523
Net interest rate spread			3.38%			3.37%
Net earnings assets	$131,020			$115,973
Net interest margin			3.45%			3.44%
Average interest-earning assets to average interest-bearing liabilities	121.52%			120.96%

1 Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin

	For the six months ended
(Dollars in thousands)	12/31/2015	12/31/2014
Net interest income (GAAP)	$12,759	$11,523
Tax-equivalent adjustment(1)	904	732
Net interest income (fully taxable-equivalent)	$13,663	$12,255

Average interest-earning assets	$739,869	$669,381
Net interest margin (fully taxable-equivalent)	3.69%	3.66%

1 Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34% for federal income taxes and 3.63% for New York State income taxes.

Index
	Three Months Ended December 31, 2015 and 2014
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$476,759	$5,479	4.60%	$421,550	$4,944	4.69%
Securities[2]	274,053	1,635	2.39	249,687	1,438	2.30
Interest-bearing bank balances and federal funds	2,091	2	0.38	8,902	8	0.36
FHLB stock	1,867	20	4.28	1,557	17	4.37
Total interest-earning assets	754,770	7,136	3.78%	681,696	6,407	3.76%
Cash and due from banks	7,355			6,977
Allowance for loan losses	(8,493)			(7,747)
Other noninterest-earning assets	17,182			17,241
Total assets	$770,814			$698,167

Interest-Bearing Liabilities:
Savings and money market deposits	$273,728	$214	0.31%	$263,478	$206	0.31%
NOW deposits	275,735	249	0.36	233,257	218	0.37
Certificates of deposit	45,537	77	0.68	46,697	76	0.65
Borrowings	27,763	86	1.24	21,820	63	1.15
Total interest-bearing liabilities	622,763	626	0.40%	565,252	563	0.40%
Noninterest-bearing deposits	77,207			66,893
Other noninterest-bearing liabilities	1,165			2,443
Shareholders' equity	69,679			63,579
Total liabilities and equity	$770,814			$698,167

Net interest income		$6,510			$5,844
Net interest rate spread			3.38%			3.36%
Net earnings assets	$132,007			$116,444
Net interest margin			3.45%			3.43%
Average interest-earning assets to average interest-bearing liabilities	121.20%			120.60%

1 Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin

	For the three months ended
(Dollars in thousands)	12/31/2015	12/31/2014
Net interest income (GAAP)	$6,510	$5,844
Tax-equivalent adjustment(1)	471	375
Net interest income (fully taxable-equivalent)	$6,981	$6,219

Average interest-earning assets	$754,770	$681,696
Net interest margin (fully taxable-equivalent)	3.70%	3.65%

1 Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34% for federal income taxes and 3.63% for New York State income taxes.

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

(Dollars in thousands)	Six Months Ended December 31, 2015 versus 2014			Three Months Ended December 31, 2015 versus 2014
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$1,202	$(213)	$989	$632	$(97)	$535
Securities[2]	248	114	362	141	56	197
Interest-bearing bank balances and federal funds	(8)	2	(6)	(6)	-	(6)
FHLB stock	6	-	6	3	-	3
Total interest-earning assets	1,448	(97)	1,351	770	(41)	729

Interest-Bearing Liabilities:
Savings and money market deposits	19	-	19	8	-	8
NOW deposits	71	(12)	59	37	(6)	31
Certificates of deposit	(10)	2	(8)	(2)	3	1
Borrowings	38	7	45	18	5	23
Total interest-bearing liabilities	118	(3)	115	61	2	63
Net change in net interest income	$1,330	$(94)	$1,236	$709	$(43)	$666

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.18% for the six months ended December 31, 2015 as compared to 1.05% for the six months ended December 31, 2014, and was 1.20% and 1.04% for the three months ended December 31, 2015 and 2014, respectively.  Annualized return on average equity increased to 13.01% for the six months and 13.32% for the three months ended December 31, 2015 as compared to 11.43% for the six months and 11.39% for the three months ended December 31, 2014.  The increase in return on average assets and return on average equity was primarily the result of growth in both average assets and average equity complimented by growth in net income.  Net income amounted to $4.5 million and $3.6 million for the six months ended December 31, 2015 and 2014, respectively, an increase of $884,000 or 24.7% and amounted to $2.3 million and $1.8 million for the three months ended December 31, 2015 and 2014, respectively, an increase of $509,000 or 28.1%.   Average assets increased $70.7 million, or 10.3% to $756.9 million for the six months ended December 31, 2015 as compared to $686.2 million for the six months ended December 31, 2014.  Average equity increased $5.9 million, or 9.4%, to $68.7 million for the six months ended December 31, 2015 as compared to $62.8 million for the six months ended December 31, 2014.  Average assets increased $72.6 million, or 10.4% to $770.8 million for the three months ended December 31, 2015 as compared to $698.2 million for the three months ended December 31, 2014.  Average equity increased $6.1 million, or 9.6% to $69.7 million for the three months ended December 31, 2015 as compared to $63.6 million for the three months ended December 31, 2014.

Index
INTEREST INCOME

Interest income amounted to $14.0 million for the six months ended December 31, 2015 as compared to $12.6 million for the six months ended December 31, 2014, an increase of $1.4 million, or 11.1%.  Interest income amounted to $7.1 million for the three months ended December 31, 2015 as compared to $6.4 million for the three months ended December 31, 2014, an increase of $729,000, or 11.4%. The increase in average loan and securities balances and the increase in securities yields had the greatest impact on interest income when comparing the six and three months ended December 31, 2015 and 2014, which was offset by a decrease in the yield on loans. Average loan balances increased $52.5 million and $55.2 million while the yield on loans decreased 10 basis points and 9 basis points when comparing the six and three months ended December 31, 2015 and 2014, respectively.   Average securities increased $21.1 million and $24.4 million and the yield on such securities increased 9 basis points when comparing the six and three months ended December 31, 2015 and 2014, respectively.

INTEREST EXPENSE

Interest expense amounted to $1.2 million for the six months ended December 31, 2015 as compared to $1.1 million for the six months ended December 31, 2014, a decrease of $115,000, or 10.2%.  Interest expense amounted to $626,000 for the three months ended December 31, 2015 as compared to $563,000 for the three months ended December 31, 2014, a decrease of $63,000, or 11.2%. Increases in average balances on interest-bearing liabilities contributed to the increase in overall interest expense.  As illustrated in the rate/volume table, interest expense increased $118,000 and $61,000 when comparing the six and three months ended December 31, 2015 and 2014, respectively, due to a $55.4 million and $57.5 million increase in the average balances on interest-bearing liabilities when comparing these same periods.  The average rate paid on interest-bearing liabilities remained unchanged at 0.41% and 0.40% when comparing the six and three months ended December 31, 2015 and 2014, respectively.

The average rate paid on NOW deposits decreased one basis point when comparing the six and three months ended December 31, 2015 and 2014, and the average balance of such accounts grew by $38.0 million and $42.4 million when comparing these same periods, respectively. The average balance of savings and money market deposits increased by $14.1 million and $10.2 million and the rate paid remained unchanged at 0.32% and 0.31% when comparing the six and three months ended December 31, 2015 and 2014, respectively. The average balance of certificates of deposit decreased $3.1 million and $1.2 million when comparing the six and three months ended December 31, 2015 and 2014, respectively. The average rate paid on certificate of deposits increased 1 basis points when comparing the six months ended December 31, 2015 and 2014, and increased 3 basis point when comparing the three months ended December 31, 2015 and 2014. This increase in rate paid on certificates of deposit for the six months is the result of the promotion of a five year certificate product.

The average balance on borrowings increased $6.5 million and the rate increased 6 basis points when comparing the six months ended December 31, 2015 and 2014.  The average balance on borrowings increased $6.0 million and the rate increased 9 basis points when comparing the three months ended December 31, 2015 and 2014.  This was the result of locking in long-term borrowings during the fiscal years ended June 30, 2015 and 2014 as well as funding loan growth during the fiscal year ended June 30, 2015 and the six months ended December 31, 2015.

NET INTEREST INCOME

Net interest income increased $1.3 million to $12.8 million for the six months ended December 31, 2015 from $11.5 million for the six months ended December 31, 2014. Net interest income increased $666,000 to $6.5 million for the three months ended December 31, 2015 from $5.8 million for the three months ended December 31, 2014.  These increases in net interest income were primarily the result of the growth in the average interest-earning asset balances. Net interest spread and margin increased one basis point to 3.38% and 3.45%, respectively, for the six months ended December 31, 2015 compared to 3.37% and 3.44%, respectively, for the six months ended December 31, 2014.  Net interest spread and margin increased two basis points to 3.38% and 3.45%, respectively, for the three months ended December 31, 2015 compared to 3.36% and 3.43%, respectively, for the three months ended December 31, 2014.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.69% and 3.70% for the six and three months ended December 31, 2015 compared to 3.66% and 3.65% for the six and three months ended December 31, 2014.

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

Index
PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $717,000 and $716,000 for the six months ended December 31, 2015 and 2014, respectively. The provision for loan losses amounted to $343,000 and $305,000 for the three months ended December 31, 2015 and 2014, respectively.  Allowance for loan losses to total loans receivable decreased to 1.77% as of December 31, 2015 as compared to 1.81% as of June 30, 2015.  Nonperforming loans amounted to $3.7 million and $4.7 million at December 31, 2015 and June 30, 2015, respectively.  Net charge-offs amounted to $248,000 and $339,000 for the six months ended December 31, 2015 and 2014, respectively, and amounted to $198,000 and $229,000 for the three months ended December 31, 2015 and 2014, respectively.   At December 31, 2015, nonperforming assets were 0.50% of total assets and nonperforming loans were 0.77% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

	For the six months ended December 31,		Change from Prior Year
Noninterest income:	2015	2014	Amount	Percent
Service charges on deposit accounts	$1,483	$1,446	$37	2.6%
Debit card fees	905	844	61	7.2
Investment services	171	189	(18)	(9.5)
E-commerce fees	41	53	(12)	(22.6)
Other operating income	424	377	47	12.5
Total noninterest income	$3,024	$2,909	$115	4.0%

Noninterest income increased $115,000, or 4.0%, to $3.0 million for the six months ended December 31, 2015 as compared to $2.9 million for the six months ended December 31, 2014, primarily due to an increase in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards.

	For the three months ended December 31,		Change from Prior Year
Noninterest income:	2015	2014	Amount	Percent
Service charges on deposit accounts	$766	$730	$36	4.9%
Debit card fees	453	429	24	5.6
Investment services	78	87	(9)	(10.3)
E-commerce fees	17	25	(8)	(32.0)
Other operating income	264	169	95	56.2
Total noninterest income	$1,578	$1,440	$138	9.6%

Noninterest income increased $138,000, or 9.6%, to $1.6 million for the three months ended December 31, 2015 as compared to $1.4 million for the three months ended December 31, 2014, primarily due to an increase in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards.  The increase in other operating income was primarily the result of income generated by Greene Risk Management, Inc., a captive insurance subsidiary established on December 28, 2014.

NONINTEREST EXPENSE

	For the six months ended December 31,		Change from Prior Year
Noninterest expense:	2015	2014	Amount	Percent
Salaries and employee benefits	$4,938	$4,757	$181	3.8%
Occupancy expense	696	668	28	4.2
Equipment and furniture expense	238	253	(15)	(5.9)
Service and data processing fees	918	842	76	9.0
Computer software, supplies and support	229	339	(110)	(32.5)
Advertising and promotion	195	132	63	47.7
FDIC insurance premiums	204	192	12	6.3
Legal and professional fees	537	592	(55)	(9.3)
Other	1,292	998	294	29.5
Total noninterest expense	$9,247	$8,773	$474	5.4%

Index
Noninterest expense increased $474,000, or 5.4%, to $9.2 million for the six months ended December 31, 2015 as compared to $8.8 million for the six months ended December 31, 2014. The increase in noninterest expense is primarily the result of an increase in other expenses which included costs related to foreclosed real estate (primarily real estate taxes) as well as write-downs of several of the properties within foreclosed real estate based on pending sales or a decrease in the list price.  Salaries and employee benefits expenses and occupancy expenses also increased and were primarily due to the opening of a new branch in Kingston during the third quarter of fiscal 2015.  Partially offsetting the aforementioned increases were decreases in computer software, supplies and support. During the six months ended December 31, 2014, a one-time fee was paid to one of the Company’s vendors related to the renegotiation of the contract for support services.  Legal and professional fees also decreased when comparing the six months ended December 31, 2015 and 2014.  During the six months ended December 31, 2014, the Company incurred one-time legal and professional fees associated with the creation of its newly formed captive insurance subsidiary, Greene Risk Management, Inc.

	For the three months ended December 31,		Change from Prior Year
Noninterest expense:	2015	2014	Amount	Percent
Salaries and employee benefits	$2,514	$2,390	$124	5.2%
Occupancy expense	333	344	(11)	(3.2)
Equipment and furniture expense	118	177	(59)	(33.3)
Service and data processing fees	508	388	120	30.9
Computer software, supplies and support	96	106	(10)	(9.4)
Advertising and promotion	94	51	43	84.3
FDIC insurance premiums	104	101	3	3.0
Legal and professional fees	277	379	(102)	(26.9)
Other	683	560	123	22.0
Total noninterest expense	$4,727	$4,496	$231	5.1%

Noninterest expense increased $231,000, or 5.1%, to $4.7 million for the three months ended December 31, 2015 as compared to $4.5 million for the three months ended December 31, 2014. The increase in noninterest expense is primarily the result of an increase in other expenses which included costs related to foreclosed real estate (primarily real estate taxes) as well as write-downs of several of the properties within foreclosed real estate based on pending sales or a decrease in the list price.  Salaries and employee benefits expenses also increased and were primarily due to the opening of a new branch in Kingston during the third quarter of fiscal 2015.  Service and data processing fees increased when comparing the three months ended December 31, 2015 and 2014 which was the result of an upgrade to a new online banking platform during the three months ended December 31, 2015.  Partially offsetting these increases was a decrease in legal and professional fees.  During the three months ended December 31, 2014, the Company incurred one-time legal and professional fees associated with the creation of its newly formed captive insurance subsidiary, Greene Risk Management, Inc.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements.  The effective tax rate was 23.2% and 23.1% for the six and three months ended December 31, 2015, compared to 27.5% and 27.1% for the six and three months ended December 31, 2014.  The effective tax rate has continued to decline as a result of increased income derived from tax exempt bonds and loans as well as continued loan growth within the Company’s real estate investment trust subsidiary.  Also contributing to the lower effective income tax rate is the tax benefits derived from the Company’s pooled captive insurance company, as premium income received by the pooled captive insurance company is exempt from income taxes.  The premiums paid to the pooled captive insurance company by the Company and its banking subsidiaries are tax deductible.

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

Index
The Bank of Greene County’s unfunded loan commitments are as follows at December 31, 2015:

(In thousands)	2015
Residential real estate loan commitments	$3,187
Construction and land loan commitments	14,567
Commercial real estate loan commitments	17,786
Home equity available lines of credit	8,307
Consumer overdraft available lines of credit	696
Commercial loan available lines of credit	22,874
Commercial loan commitments	590
Total commitments	$68,007

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2015 and June 30, 2015.  Consolidated shareholders’ equity represented 8.9% of total assets at December 31, 2015 and 9.1% of total assets of June 30, 2015.

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

Index
Part II.	Other Information

Item 1.	Legal Proceedings
Greene County Bancorp, Inc. and its subsidiaries are not engaged in any material legal proceedings at the present time.

Item 1A.	Risk Factors
Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable
b)	Not applicable
c)	Not applicable

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
a)	Not applicable
b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

Item 6.	Exhibits

Exhibits
31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101	The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  February 12, 2016

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 12, 2016

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer