Form 10-Q
period 2016-03-31
GREENE COUNTY BANCORP INC
filed 2016-05-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 13, 2016, the registrant had 8,474,414 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2016 and June 30, 2015
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2016	June 30, 2015
Total cash and cash equivalents	$39,136	$15,538

Long term certificate of deposit	2,210	1,230
Securities available-for-sale, at fair value	103,246	86,034
Securities held-to-maturity, at amortized cost (fair value $197,652 at March 31, 2016; $171,976 at June 30, 2015)	191,576	169,000
Federal Home Loan Bank stock, at cost	1,531	2,494

Loans	501,182	450,755
Allowance for loan losses	(8,988)	(8,142)
Unearned origination fees and costs, net	937	883
Net loans receivable	493,131	443,496

Premises and equipment	14,225	14,515
Accrued interest receivable	3,649	3,026
Foreclosed real estate	370	847
Prepaid expenses and other assets	2,311	2,467
Total assets	$851,385	$738,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$84,688	$73,359
Interest-bearing deposits	665,621	549,358
Total deposits	750,309	622,717

Borrowings from Federal Home Loan Bank, short-term	-	22,900
Borrowings from Federal Home Loan Bank, long-term	20,300	18,800
Accrued expenses and other liabilities	7,791	7,310
Total liabilities	778,400	671,727

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares at March 31, 2016, and 4,305,670 shares at June 30, 2015; Outstanding 8,474,414 shares at March 31, 2016,and 4,222,357 shares at June 30, 2015	861	431
Additional paid-in capital	10,870	11,220
Retained earnings	62,256	56,696
Accumulated other comprehensive loss	(485)	(798)
Treasury stock, at cost 136,926 shares at March 31, 2016, and 83,313 shares at June 30, 2015	(517)	(629)
Total shareholders’ equity	72,985	66,920
Total liabilities and shareholders’ equity	$851,385	$738,647

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Nine Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands, except share and per share amounts)

	2016	2015
Interest income:
Loans	$16,337	$14,779
Investment securities - taxable	424	412
Mortgage-backed securities	2,296	2,177
Investment securities - tax exempt	2,167	1,734
Interest-bearing deposits and federal funds sold	38	13
Total interest income	21,262	19,115

Interest expense:
Interest on deposits	1,645	1,504
Interest on borrowings	247	200
Total interest expense	1,892	1,704

Net interest income	19,370	17,411
Provision for loan losses	1,138	1,132
Net interest income after provision for loan losses	18,232	16,279

Noninterest income:
Service charges on deposit accounts	2,153	2,069
Debit card fees	1,343	1,248
Investment services	260	284
E-commerce fees	70	76
Other operating income	560	483
Total noninterest income	4,386	4,160

Noninterest expense:
Salaries and employee benefits	7,674	7,196
Occupancy expense	1,079	1,126
Equipment and furniture expense	376	403
Service and data processing fees	1,417	1,272
Computer software, supplies and support	335	429
Advertising and promotion	266	220
FDIC insurance premiums	307	293
Legal and professional fees	806	800
Other	1,735	1,488
Total noninterest expense	13,995	13,227

Income before provision for income taxes	8,623	7,212
Provision for income taxes	1,992	1,842
Net income	$6,631	$5,370

Basic earnings per share[1]	$0.78	$0.64
Basic average shares outstanding[1]	8,454,147	8,434,894
Diluted earnings per share[1]	$0.78	$0.63
Diluted average shares outstanding[1]	8,469,732	8,496,114
Dividends per share[1]	$0.2775	$0.2700

[1]	Share and per share data for 2015 have been adjusted for 2-for-1 stock split

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands, except share and per share amounts)

	2016	2015
Interest income:
Loans	$5,565	$4,996
Investment securities - taxable	151	135
Mortgage-backed securities	743	731
Investment securities - tax exempt	770	602
Interest-bearing deposits and federal funds sold	34	3
Total interest income	7,263	6,467

Interest expense:
Interest on deposits	574	503
Interest on borrowings	78	76
Total interest expense	652	579

Net interest income	6,611	5,888
Provision for loan losses	421	416
Net interest income after provision for loan losses	6,190	5,472

Noninterest income:
Service charges on deposit accounts	670	623
Debit card fees	438	404
Investment services	89	95
E-commerce fees	29	23
Other operating income	136	106
Total noninterest income	1,362	1,251

Noninterest expense:
Salaries and employee benefits	2,736	2,439
Occupancy expense	383	458
Equipment and furniture expense	138	150
Service and data processing fees	499	430
Computer software, supplies and support	106	90
Advertising and promotion	71	88
FDIC insurance premiums	103	101
Legal and professional fees	269	208
Other	443	490
Total noninterest expense	4,748	4,454

Income before provision for income taxes	2,804	2,269
Provision for income taxes	643	485
Net income	$2,161	$1,784

Basic earnings per share[1]	$0.26	$0.21
Basic average shares outstanding[1]	8,464,392	8,441,880
Diluted earnings per share[1]	$0.25	$0.21
Diluted average shares outstanding[1]	8,484,209	8,501,046
Dividends per share[1]	$0.0925	$0.0900

[1]	Share and per share data for 2015 have been adjusted for 2-for-1 stock split

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Net Income	$6,631	$5,370
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of income taxes of $192 and $266, respectively	305	422

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $5 and $120, respectively	8	190

Total other comprehensive income, net of taxes	313	612

Comprehensive income	$6,944	$5,982

See notes to consolidated financial statements.

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Net Income	$2,161	$1,784
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of income taxes of $206 and $177, respectively	326	280

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $1 and $19, respectively	1	31

Total other comprehensive income, net of taxes	327	311

Comprehensive income	$2,488	$2,095

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2014	$431	11,208	$51,305	$(1,050)	$(694)	$61,200
Options exercised		43			65	108
Tax benefit of stock based compensation		16				16
Dividends declared[2]			(1,453)			(1,453)
Net income			5,370			5,370
Other comprehensive income, net of taxes				612		612
Balance at March 31, 2015	$431	$11,267	$55,222	$(438)	$(629)	$65,853

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2015	$431	$11,220	$56,696	$(798)	$(629)	$66,920
Options exercised		74			112	186
Tax benefit of stock based compensation		6				6
2-for-1 Stock Split[1]	430	(430)				-
Dividends declared[2]			(1,071)			(1,071)
Net income			6,631			6,631
Other comprehensive income, net of taxes				313		313
Balance at March 31, 2016	$861	$10,870	$62,256	$(485)	$(517)	$72,985

[1]	On March 15, 2016, the Company issued an additional 4,305,670 shares at a par value of $0.10 per share as a result of the payment of a 2-for-1 stock split.
[2]
Dividends declared were $0.2775 per share and $0.27 per share for the nine months ended March 31, 2016 and 2015, adjusted for 2-for-1 stock split. This is based on total number of shares outstanding.  However, Greene County Bancorp, MHC, the owner of 54.4% of the Company’s shares outstanding at March 31, 2016, waived its right to receive dividends during the nine months ended March 31, 2016 and the six months ended December 31, 2014.  Dividends were paid to the MHC during the three months ended March 31, 2015.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Cash flows from operating activities:
Net Income	$6,631	$5,370
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	471	400
Deferred income tax benefit	(1,697)	(539)
Net amortization of premiums and discounts	498	880
Net amortization of deferred loan costs and fees	289	276
Provision for loan losses	1,138	1,132
Losses on sale and write-downs of foreclosed real estate	177	101
Excess tax benefit from share based compensation	(6)	(16)
Net increase in accrued income taxes	1,632	2,295
Net increase in accrued interest receivable	(623)	(494)
Net increase in prepaid and other assets	(149)	(1,067)
Net decrease in other liabilities	660	383
Net cash provided by operating activities	9,021	8,721

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	30,899	3,250
Purchases of securities	(51,069)	(23,507)
Principal payments on securities	3,292	4,612
Securities held-to-maturity:
Proceeds from maturities	6,745	12,847
Purchases of securities	(36,011)	(15,594)
Principal payments on securities	6,368	6,427
Net redemption of Federal Home Loan Bank Stock	963	207
Purchases of long term certificates of deposit	(980)	(980)
Net increase in loans receivable	(51,446)	(38,343)
Proceeds from sale of foreclosed real estate	684	302
Purchases of premises and equipment	(181)	(516)
Net cash used by investing activities	(90,736)	(51,295)

Cash flows from financing activities
Net decrease in short-term FHLB advances	(22,900)	(3,150)
Proceeds from long-term FHLB advances	1,500	2,800
Payment of cash dividends	(1,071)	(1,453)
Proceeds from issuance of stock options	186	108
Excess tax benefit from share based compensation	6	16
Net increase in deposits	127,592	55,267
Net cash provided by financing activities	105,313	53,588

Net increase in cash and cash equivalents	23,598	11,014
Cash and cash equivalents at beginning of period	15,538	13,809
Cash and cash equivalents at end of period	$39,136	$24,823

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$384	$934
Cash paid during period for:
Interest	$1,880	$1,700
Income taxes	$2,057	$86

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Nine and Three Months Ended March 31, 2016 and 2015

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, June 30, 2015 was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the nine and three months ended March 31, 2016 and 2015 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2015, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data, for the nine and three months ended March 31, 2016, are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)	Securities

Securities at March 31, 2016 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,592	$293	$-	$4,885
State and political subdivisions	63,238	8	-	63,246
Mortgage-backed securities-residential	6,738	159	13	6,884
Mortgage-backed securities-multi-family	22,933	959	1	23,891
Asset-backed securities	5	-	1	4
Corporate debt securities	4,033	154	6	4,181
Total debt securities	101,539	1,573	21	103,091
Equity securities	62	93	-	155
Total securities available-for-sale	101,601	1,666	21	103,246
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	14	-	2,014
State and political subdivisions	97,729	3,410	7	101,132
Mortgage-backed securities-residential	15,072	621	-	15,693
Mortgage-backed securities-multi-family	73,587	2,047	23	75,611
Corporate debt securities	1,000	-	-	1,000
Other securities	2,188	15	1	2,202
Total securities held-to-maturity	191,576	6,107	31	197,652
Total securities	$293,177	$7,773	$52	$300,898

Index
Securities at June 30, 2015 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$7,608	$247	$-	$7,855
State and political subdivisions	39,574	9	1	39,582
Mortgage-backed securities-residential	7,797	155	10	7,942
Mortgage-backed securities-multi-family	25,291	486	42	25,735
Asset-backed securities	10	-	1	9
Corporate debt securities	4,544	242	12	4,774
Total debt securities	84,824	1,139	66	85,897
Equity securities	62	75	-	137
Total securities available-for-sale	84,886	1,214	66	86,034
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	-	49	1,951
State and political subdivisions	81,501	2,137	187	83,451
Mortgage-backed securities-residential	17,468	768	-	18,236
Mortgage-backed securities-multi-family	67,239	990	665	67,564
Other securities	792	-	18	774
Total securities held-to-maturity	169,000	3,895	919	171,976
Total securities	$253,886	$5,109	$985	$258,010

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of March 31, 2016, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$2,406	$13	2	$-	$-		$2,406	$13	2
Mortgage-backed securities-multi-family	1,876	1	1	-	-		1,876	1	1
Asset-backed securities	-	-	-	4	1	1	4	1	1
Corporate debt securities	-	-	-	494	6	1	494	6	1
Total securities available-for-sale	4,282	14	3	498	7	2	4,780	21	5
Securities held-to-maturity:
State and political subdivisions	969	6	11	26	1	1	995	7	12
Mortgage-backed securities-multi-family	6,333	23	5	-	-	-	6,333	23	5
Other securities	-	-	-	161	1	1	161	1	1
Total securities held-to-maturity	7,302	29	16	187	2	2	7,489	31	18
Total securities	$11,584	$43	19	$685	$9	4	$12,269	$52	23

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

During the nine and three months ended March 31, 2016 and 2015, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the nine and three months ended March 31, 2016 and 2015.

Index
The estimated fair values of debt securities at March 31, 2016, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$63,694	$63,723
After one year through five years	8,169	8,589
After five years through ten years	-	-
After ten years	-	-
Total available-for-sale debt securities	71,863	72,312
Mortgage-backed and asset-backed securities	29,676	30,779
Equity securities	62	155
Total available-for-sale securities	101,601	103,246

Held-to-maturity debt securities
Within one year	14,012	14,201
After one year through five years	52,959	54,390
After five years through ten years	25,455	26,601
After ten years	10,491	11,156
Total held-to-maturity debt securities	102,917	106,348
Mortgage-backed	88,659	91,304
Total held-to-maturity securities	191,576	197,652
Total securities	$293,177	$300,898

As of March 31, 2016 and June 30, 2015, respectively, securities with an aggregate fair value of $277.4 million and $223.1 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of March 31, 2016 and June 30, 2015, securities with an aggregate fair value of $4.2 million and $4.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the nine months ended March 31, 2016 or 2015.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the nine and three months ended March 31, 2016 or 2015.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at March 31, 2016 and June 30, 2015 are summarized as follows:

(In thousands)	March 31, 2016	June 30, 2015
Residential real estate:
Residential real estate	$232,330	$226,648
Residential construction and land	5,267	3,621
Multi-family	3,848	4,287
Commercial real estate:
Commercial real estate	176,210	142,323
Commercial construction	12,140	8,936
Consumer loan:
Home equity	21,322	21,019
Consumer installment	4,084	4,123
Commercial loans	45,981	39,798
Total gross loans	501,182	450,755
Allowance for loan losses	(8,988)	(8,142)
Deferred fees and costs	937	883
Loans receivable, net	$493,131	$443,496

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

The Bank primarily has four segments within its loan portfolio that it considers when measuring credit quality: residential real estate loans, commercial real estate loans, consumer loans and commercial loans.  The residential real estate portfolio consists of residential, construction and land, and multi-family loan classes. Commercial real estate loans consist of commercial real estate and commercial construction loan classes. Consumer loans consist of home equity loan and consumer installment loan classes.  Commercial loans consist of installment loans and lines of credit issued to business. The inherent risk within the loan portfolio varies depending upon each of these loan types.

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

Loan balances by internal credit quality indicator as of March 31, 2016 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$229,813	$591	$95	$1,831	$232,330
Residential construction and land	5,267	-	-	-	5,267
Multi-family	3,748	-	-	100	3,848
Commercial real estate	173,544	319	535	1,812	176,210
Commercial construction	12,140	-	-	-	12,140
Home equity	21,303	1	13	5	21,322
Consumer installment	4,083	1	-	-	4,084
Commercial loans	44,820	-	712	449	45,981
Total gross loans	$494,718	$912	$1,355	$4,197	$501,182

Index
Loan balances by internal credit quality indicator as of June 30, 2015 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$224,195	$638	$97	$1,718	$226,648
Residential construction and land	3,621	-	-	-	3,621
Multi-family	4,182	-	-	105	4,287
Commercial real estate	138,468	-	986	2,869	142,323
Commercial construction	8,936	-	-	-	8,936
Home equity	20,731	-	15	273	21,019
Consumer installment	4,117	6	-	-	4,123
Commercial loans	38,334	-	844	620	39,798
Total gross loans	$442,584	$644	$1,942	$5,585	$450,755

The Company had no loans classified Doubtful or Loss at March 31, 2016 or June 30, 2015.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2016 and June 30, 2015. Loans on nonaccrual status totaled $3.7 million at March 31, 2016, of which $1.5 million were in the process of foreclosure.  Of total loans in process of foreclosure, $923,000 consisted of residential real estate and home equity loans. Included in nonaccrual loans were $2.2 million of loans which were less than 90 days past due at March 31, 2016, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $78,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $4.6 million at June 30, 2015 of which $1.2 million were in the process of foreclosure.  Included in nonaccrual loans were $2.6 million of loans which were less than 90 days past due at June 30, 2015, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of March 31, 2016:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,595	$286	$997	$2,878	$229,452	$232,330	$1,214
Residential construction and land	23	-	-	23	5,244	5,267	-
Multi-family	-	-	-	-	3,848	3,848	-
Commercial real estate	1,211	-	590	1,801	174,409	176,210	2,231
Commercial construction	-	-	-	-	12,140	12,140	-
Home equity	79	14	5	98	21,224	21,322	18
Consumer installment	-	1	-	1	4,083	4,084	-
Commercial loans	268	-	-	268	45,713	45,981	205
Total gross loans	$3,176	$301	$1,592	$5,069	$496,113	$501,182	$3,668

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2015:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,233	$329	$785	$2,347	$224,301	$226,648	$1,087
Residential construction and land	28	-	-	28	3,593	3,621	-
Multi-family	-	-	-	-	4,287	4,287	-
Commercial real estate	339	1	1,132	1,472	140,851	142,323	2,964
Commercial construction	-	-	-	-	8,936	8,936	-
Home equity	244	-	33	277	20,742	21,019	169
Consumer installment	25	6	-	31	4,092	4,123	-
Commercial loans	-	-	175	175	39,623	39,798	388
Total gross loans	$1,869	$336	$2,125	$4,330	$446,425	$450,755	$4,608

The Bank of Greene County had accruing loans delinquent more than 90 days totaling $78,000 and $84,000 as of March 31, 2016 and June 30, 2015, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the nine and three months ended March 31:

	For the nine months ended March 31,		For the three months ended March 31
(In thousands)	2016	2015	2016	2015
Interest income that would have been recorded if loans had been performing in accordance with original terms	$222	$246	$63	$47
Interest income that was recorded on nonaccrual loans	137	127	38	42

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of March 31, 2016			For the nine months ended March 31, 2016		For the three months ended March 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$266	$266	$-	$235	$5	$171	$3
Commercial real estate	1,027	1,234	-	1,105	22	1,028	5
Home equity	5	5	-	62	1	5	-
Impaired loans with no allowance	1,298	1,505	-	1,402	28	1,204	8

With an allowance recorded:
Residential real estate	1,464	1,464	273	1,395	45	1,399	17
Commercial real estate	407	407	61	514	21	410	9
Commercial loans	87	87	2	90	4	88	1
Impaired loans with allowance	1,958	1,958	336	1,999	70	1,897	27

Total impaired:
Residential real estate	1,730	1,730	273	1,630	50	1,570	20
Commercial real estate	1,434	1,641	61	1,619	43	1,438	14
Home equity	5	5	-	62	1	5	-
Commercial loans	87	87	2	90	4	88	1
Total impaired loans	$3,256	$3,463	$336	$3,401	$98	$3,101	$35

	As of June 30, 2015			For the nine months ended March 31, 2015		For the three months ended March 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$432	$432	$-	$500	$26	$716	$13
Commercial real estate	1,206	1,412	-	890	31	1,409	18
Home equity	154	154	-	69	1	48	1
Commercial loans	-	-		167	9	500	9
Impaired loans with no allowance	1,792	1,998	-	1,626	67	2,673	41

With an allowance recorded:
Residential real estate	1,411	1,411	263	2,345	63	2,061	16
Commercial real estate	895	895	187	1,935	53	1,203	11
Home equity	-	-	-	178	-	133	-
Commercial loans	93	93	1	432	21	97	1
Impaired loans with allowance	2,399	2,399	451	4,890	137	3,494	28

Total impaired:
Residential mortgage	1,843	1,843	263	2,845	89	2,777	29
Nonresidential mortgage	2,101	2,307	187	2,825	84	2,612	29
Home equity	154	154	-	247	1	181	1
Commercial loans	93	93	1	599	30	597	10
Total impaired loans	$4,191	$4,397	$451	$6,516	$204	$6,167	$69

Index
The table below details loans that have been modified as a troubled debt restructuring during the nine months ended March 31, 2016 and 2015.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Nine months ended March 31, 2016
Residential real estate	-	$-	$-	$-

Nine months ended March 31, 2015
Residential real estate	1	$164	$184	$184

There were no loans modified as a troubled debt restructuring during the three months ended March 31, 2016 and 2015.

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2015 or 2014 which have subsequently defaulted during the nine and three months ended March 31, 2016 or 2015, respectively.

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

	Activity for the three months ended March 31, 2016
(In thousands)	Balance at December 31, 2015	Charge-offs	Recoveries	Provision	Balance at March 31, 2016
Residential real estate	$2,392	$-	$-	$29	$2,421
Residential construction and land	70	-	-	1	71
Multi-family	25	-	-	(3)	22
Commercial real estate	4,020	-	-	377	4,397
Commercial construction	331	-	-	(17)	314
Home equity	305	-	-	-	305
Consumer installment	188	50	25	29	192
Commercial loans	1,272	19	-	7	1,260
Unallocated	8	-	-	(2)	6
Total	$8,611	$69	$25	$421	$8,988

	Activity for the nine months ended March 31, 2016
(In thousands)	Balance at June 30, 2015	Charge-offs	Recoveries	Provision	Balance at March 31, 2016
Residential real estate	$2,454	$-	$-	$(33)	$2,421
Residential construction and land	50	-	-	21	71
Multi-family	40	-	-	(18)	22
Commercial real estate	3,699	162	17	843	4,397
Commercial construction	233	-	-	81	314
Home equity	314	-	-	(9)	305
Consumer installment	223	193	65	97	192
Commercial loans	1,129	19	-	150	1,260
Unallocated	-	-	-	6	6
Total	$8,142	$374	$82	$1,138	$8,988

	Allowance for Loan Losses		Loans Receivable
	Ending Balance March 31, 2016 Impairment Analysis		Ending Balance March 31, 2016 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$273	$2,148	$1,730	$230,600
Residential construction and land	-	71	-	5,267
Multi-family	-	22	-	3,848
Commercial real estate	61	4,336	1,434	174,776
Commercial construction	-	314	-	12,140
Home equity	-	305	5	21,317
Consumer installment	-	192	-	4,084
Commercial loans	2	1,258	87	45,894
Unallocated	-	6	-	-
Total	$336	$8,652	$3,256	$497,926

Index
	Activity for the three months ended March 31, 2015
(In thousands)	Balance at December 31, 2014	Charge-offs	Recoveries	Provision	Balance at March 31, 2015
Residential real estate	$2,589	$53	$6	$(43)	$2,499
Residential construction and land	3,467	127	-	228	3,568
Multi-family	51	-	-	2	53
Commercial real estate	148	-	-	7	155
Commercial construction	44	-	-	(2)	42
Home equity	372	121	-	53	304
Consumer installment	244	73	20	15	206
Commercial loans	881	42	2	156	997
Unallocated	-	-	-	-	-
Total	$7,796	$416	$28	$416	$7,824

	Activity for the nine months ended March 31, 2015
(In thousands)	Balance at June 30, 2014	Charge-offs	Recoveries	Provision	Balance at March 31, 2015
Residential real estate	$2,731	$295	$6	$57	$2,499
Residential construction and land	2,936	127	-	759	3,568
Multi-family	42	-	-	11	53
Commercial real estate	38	-	-	117	155
Commercial construction	59	-	-	(17)	42
Home equity	361	121	-	64	304
Consumer installment	240	194	44	116	206
Commercial loans	811	48	8	226	997
Unallocated	201	-	-	(201)	-
Total	$7,419	$785	$58	$1,132	$7,824

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2015 Impairment Analysis		Ending Balance June 30, 2015 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$263	$2,191	$1,843	$224,805
Residential construction and land	-	50	-	3,621
Multi-family	-	40	-	4,287
Commercial real estate	187	3,512	2,101	140,222
Commercial construction	-	233	-	8,936
Home equity	-	314	154	20,865
Consumer installment	-	223	-	4,123
Commercial loans	1	1,128	93	39,705
Unallocated	-	-	-	-
Total	$451	$7,691	$4,191	$446,564

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2016 and June 30, 2015 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
(In thousands)	March 31, 2016	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$4,885	$-	$4,885	$-
State and political subdivisions	63,246	-	63,246	-
Mortgage-backed securities-residential	6,884	-	6,884	-
Mortgage-backed securities-multi-family	23,891	-	23,891	-
Asset-backed securities	4	4	-	-
Corporate debt securities	4,181	4,181	-	-
Equity securities	155	155	-	-
Securities available-for-sale	$103,246	$4,340	$98,906	$-

		Fair Value Measurements Using
(In thousands)	June 30, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$7,855	$-	$7,855	$-
State and political subdivisions	39,582	-	39,582	-
Mortgage-backed securities-residential	7,942	-	7,942	-
Mortgage-backed securities-multi-family	25,735	-	25,735	-
Asset-backed securities	9	9	-	-
Corporate debt securities	4,774	4,774	-	-
Equity securities	137	137	-	-
Securities available-for-sale	$86,034	$4,920	$81,114	$-

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

		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Impaired loans	$488	$-	$-	$488
Foreclosed real estate	370	-	-	370

June 30, 2015
Impaired loans	$922	$-	$-	$922
Foreclosed real estate	490	-	-	490

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
March 31, 2016
Impaired Loans	$488	Appraisal of collateral(1)	Appraisal adjustments(2)	16.50%-38.85%	21.01%
			Liquidation expenses(3)	4.09%-8.35%	4.92%
Foreclosed real estate	370	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-54.17%	8.83%
			Liquidation expenses(3)	0.42%-12.67%	7.81%
June 30, 2015
Impaired loans	$922	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	22.81%
			Liquidation expenses(3)	0.00%-7.50%	3.91%
Foreclosed real estate	490	Appraisal of collateral(1)	Appraisal adjustments(2)	7.41%-54.17%	24.65%
			Liquidation expenses(3)	0.42%-10.86%	6.40%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)	Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received or age of the appraisal.
(3)	Appraisals may be adjusted downwards by management for qualitative factors such as the estimated costs to liquidate the collateral.

At March 31, 2016, loans subject to nonrecurring fair value measurement had a recorded investment of $656,000 with related allowances of $168,000.  At June 30, 2015, loans subject to nonrecurring fair value measurement had a recorded investment of $1.2 million with related allowances of $277,000. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

Index
The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2016 and June 30, 2015, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	March 31, 2016		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$39,136	$39,136	$39,136	$-	$-
Long term certificate of deposit	2,210	2,210	2,210	-	-
Securities available-for-sale	103,246	103,246	4,340	98,906	-
Securities held-to-maturity	191,576	197,652	-	197,652	-
Federal Home Loan Bank stock	1,531	1,531	-	1,531	-
Net loans	493,131	502,476	-	-	502,476
Accrued interest receivable	3,649	3,649	-	3,649	-
Deposits	750,309	750,500	-	750,500	-
Federal Home Loan Bank borrowings	20,300	20,390	-	20,390	-
Accrued interest payable	76	76	-	76	-

(In thousands)	June 30, 2015		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,538	$15,538	$15,538	$-	$-
Long term certificate of deposit	1,230	1,230	1,230	-	-
Securities available-for-sale	86,034	86,034	4,920	81,114	-
Securities held-to-maturity	169,000	171,976	-	171,976	-
Federal Home Loan Bank stock	2,494	2,494	-	2,494	-
Net loans	443,496	450,437	-	-	450,437
Accrued interest receivable	3,026	3,026	-	3,026	-
Deposits	622,717	622,900	-	622,900	-
Federal Home Loan Bank borrowings	41,700	41,598	-	41,598	-
Accrued interest payable	64	64	-	64	-

Index
(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the nine and three months ended March 31, 2016 and 2015.  On February 17, 2016, the Company announced that its Board of Directors has declared a two-for-one stock split on the Company’s common stock.  The stock split was paid on March 15, 2016 to stockholders of record as of March 7, 2016. Weighted-average number of shares and earnings per share have been restated in all periods presented as if the new shares had been issued and outstanding at the same time as the original shares.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Nine months ended March 31, 2016	$6,631,000
Basic		8,454,147		$0.78
Effect of dilutive stock options		15,585		-
Diluted		8,469,732		$0.78

Nine months ended March 31, 2015	$5,370,000
Basic		8,434,894		$0.64
Effect of dilutive stock options		61,220		(.01)
Diluted		8,496,114		$0.63

Three months ended March 31, 2016	$2,161,000
Basic		8,464,392	$	$ 0.26
Effect of dilutive stock options		19,817		(.01)
Diluted		8,484,209	$	$ 0.25

Three months ended March 31, 2015	$1,784,000
Basic		8,441,880	$	$ 0.21
Effect of dilutive stock options		59,166		-
Diluted		8,501,046	$	$ 0.21

(8)	Dividends

On February 17, 2016, the Board of Directors declared a two-for-one stock split on the Company’s common stock.  The stock split was paid on March 15, 2016 to stockholders of record as of March 7, 2016.

On January 19, 2016, the Board of Directors declared a cash dividend for the quarter ended December 31, 2015 of $0.0925 per share on Greene County Bancorp, Inc.’s common stock, adjusted for the stock split.  The dividend reflects an annual cash dividend rate of $0.37 per share, adjusted for the stock split, which was the same rate as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of February 12, 2016, and was paid on March 1, 2016.  The MHC waived its receipt of this dividend.

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

Index
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

In February 2016, the FASB issued an Update (ASU 2016-02) to its guidance on “Leases (Topic 842)”.  The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact on our consolidated results of operations or financial position.

In March 2016, the FASB issued an Update (ASU 2016-09) to its guidance on “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  This amendment is intended to simplify the accounting for stock compensation.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

Index
(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the nine and three months ended March 31, 2016 and 2015 were as follows:

	Nine months ended March 31,		Three months ended March 31,
(In thousands)	2016	2015	2016	2015
Interest cost	$174	$165	$58	$55
Expected return on plan assets	(231)	(243)	(77)	(81)
Amortization of net loss	102	78	34	26
Net periodic pension cost	$45	$-	$15	$-

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

The net periodic pension costs related to the SERP Plan for the nine and three months ended March 31, 2016 were $183,000 and $63,000, respectively, and for the nine and three months ended March 31, 2015 were $151,000 and $52,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $1.8 million and $1.4 million as of March 31, 2016 and June 30, 2015, respectively.

(11)	Stock-Based Compensation

At March 31, 2016, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2015.

Stock Option Plan

At March 31, 2016 and 2015, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.

A summary of the Company’s stock option activity and related information for its option plan for the nine months ended March 31, 2016 and 2015 is as follows (all share and per share data has been restated in all periods presented to reflect the 2-for-1 stock split, which was paid on March 15, 2016, as if the new share options had been granted at the same time as the original share options):

Index
	2016		2015
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	95,670	$6.25	118,870	$6.25
Exercised	(29,700)	$6.25	(17,200)	$6.25
Outstanding at period end	65,970	$6.25	101,670	$6.25

Exercisable at period end	65,970	$6.25	101,670	$6.25

The following table presents stock options outstanding and exercisable at March 31, 2016:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.25	65,970	2.50	$6.25

The total intrinsic value of the options exercised during the nine and three months ended March 31, 2016 was approximately $325,000 and $210,000, respectively.  The total intrinsic value of the options exercised during the nine and three months ended March 31, 2015 was approximately $135,000 and $58,000, respectively. There were no stock options granted during the nine months ended March 31, 2016 or 2015.  All outstanding options were fully vested at March 31, 2016 and 2015.

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, to retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. Effective July 1, 2014, the Plan was amended to increase the number of phantom stock options available for awards from 900,000 to 1,800,000.  Effective March 15, 2016, as a result of a two-for-one stock split, the number of phantom stock options available for awards was increased to 3,600,000.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).

A summary of the Company’s phantom stock option activity and related information for its option plan for the nine months ended March 31, 2016 and 2015 is as follows (adjusted for our 2-for-1 stock split):

	2016	2015
Number of options outstanding at beginning of year	1,257,508	1,330,852
Options granted	493,760	470,760

Options paid in cash upon vesting	(396,714)	(516,744)
Number of options outstanding at period end	1,354,554	1,284,868

The Company paid out $710,500 and $808,600 in cash during the nine months ended March 31, 2016 and 2015, respectively, on options vested. There were no option payments made during the three months ended March 31, 2016 and payments of $50,900 in cash made during the three months ended March 31, 2015 on options vested. The Company recognized $710,000 and $290,000 in compensation costs related to the phantom stock option plan during the nine and three months ended March 31, 2016, respectively. The Company recognized $570,000 and $190,000 in compensation costs related to the phantom stock option plan during the nine and three months ended March 31, 2015, respectively. The total liability for the long-term incentive plan was $1.1 million as of March 31, 2016 and June 30, 2015.

Index
(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2016 and June 30, 2015 are presented in the following table:

(In thousands)
Accumulated other comprehensive (loss) income:	March 31, 2016	June 30, 2015
Unrealized gain on available-for-sale securities, net of tax	$1,009	$704
Unrealized loss on securities transferred to held-to-maturity, net of tax	(3)	(11)
Net losses and past service liability for defined benefit plan, net of tax	(1,491)	(1,491)
Accumulated other comprehensive loss	$(485)	$(798)

(13)	Subsequent events

On April 19, 2016, the Board of Directors declared a cash dividend for the quarter ended March 31, 2016 of $0.0925 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.37 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 13, 2016, and is expected to be paid on or about June 1, 2016.  The MHC has historically waived its right to receive cash dividends from the Company.  However, for purposes of cash flow and liquidity, the MHC does not intend to waive its receipt of these dividends to be paid by the Company for the quarter ended March 31, 2016.

(14)	Foreclosed Real Estate

The following table sets forth information regarding foreclosed real estate as of March 31, 2016 and June 30, 2015:

(in thousands)	March 31, 2016	June 30, 2015
Residential real estate	$61	$847
Land	65	-
Commercial real estate	244	-
Total foreclosed real estate	$370	$847

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Index
Non-GAAP Financial Measures

Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary banks are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for itself and its subsidiary banks, in its periodic reports filed with the SEC, and does so without compliance with Regulation G, on the widely-shared assumption that the SEC regards such non-GAAP measures to be exempt from Regulation G.  The Company uses in this Report additional non-GAAP financial measures that are commonly utilized by financial institutions and have not been specifically exempted by the SEC from Regulation G. The Company provides, as supplemental information, such non-GAAP measures included in this Report as described immediately below.

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

Index
Comparison of Financial Condition as of March 31, 2016 and June 30, 2015

ASSETS

Total assets of the Company were $851.4 million at March 31, 2016 as compared to $738.6 million at June 30, 2015, an increase of $112.8 million, or 15.3%.  Securities available-for-sale and held-to-maturity amounted to $294.8 million, or 34.6% of assets, at March 31, 2016 as compared to $255.0 million, or 34.5% of assets, at June 30, 2015, an increase of $39.8 million, or 15.6%.   Net loans grew by $49.6 million, or 11.2%, to $493.1 million at March 31, 2016 as compared to $443.5 million at June 30, 2015.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $23.6 million to $39.1 million at March 31, 2016 from $15.5 million at June 30, 2015.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $39.8 million, or 15.6%, to $294.8 million at March 31, 2016 as compared to $255.0 million at June 30, 2015.  Securities purchases totaled $87.1 million during the nine months ended March 31, 2016 and consisted of $74.1 million of state and political subdivision securities, $1.0 million of corporate debt securities, $10.5 million of mortgage-backed securities and $1.5 million of other securities. Principal pay-downs and maturities during the nine months amounted to $47.3 million, of which $9.7 million were mortgage-backed securities, $34.1 million were state and political subdivision securities, and $3.0 million were U.S. government sponsored enterprises securities, and $500,000 were corporate debt securities. At March 31, 2016, 54.6% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	March 31, 2016		June 30, 2015
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$4,885	1.7%	$7,855	3.1%
State and political subdivisions	63,246	21.4	39,582	15.5
Mortgage-backed securities-residential	6,884	2.3	7,942	3.1
Mortgage-backed securities-multifamily	23,891	8.1	25,735	10.1
Asset-backed securities	4	0.0	9	0.0
Corporate debt securities	4,181	1.4	4,774	1.9
Total debt securities	103,091	34.9	85,897	33.7
Equity securities	155	0.1	137	0.1
Total securities available-for-sale	103,246	35.0	86,034	33.8
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	0.7	2,000	0.8
State and political subdivisions	97,729	33.2	81,501	31.9
Mortgage-backed securities-residential	15,072	5.1	17,468	6.8
Mortgage-backed securities-multifamily	73,587	25.0	67,239	26.4
Corporate debt securities	1,000	0.3	-	-
Other securities	2,188	0.7	792	0.3
Total securities held-to-maturity	191,576	65.0	169,000	66.2
Total securities	$294,822	100.0%	$255,034	100.0%

LOANS

Net loans receivable increased $49.6 million, or 11.2%, to $493.1 million at March 31, 2016 from $443.5 million at June 30, 2015.  The loan growth experienced during the nine-month  period consisted primarily of $33.9 million in commercial real estate loans, $5.7 million in residential real estate loans, $4.9 million in construction loans, and $6.2 million in commercial loans.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	March 31, 2016		June 30, 2015
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$232,330	46.4%	$226,648	50.3%
Residential construction and land	5,267	1.1	3,621	0.8
Multi-family	3,848	0.8	4,287	0.9
Commercial real estate	176,210	35.2	142,323	31.6
Commercial construction	12,140	2.4	8,936	2.0
Home equity	21,322	4.2	21,019	4.7
Consumer installment	4,084	0.8	4,123	0.9
Commercial loans	45,981	9.1	39,798	8.8
Total gross loans	501,182	100.0%	450,755	100.0%
Allowance for loan losses	(8,988)		(8,142)
Deferred fees and costs	937		883
Total net loans	$493,131		$443,496

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

Index
Analysis of allowance for loan losses activity

	At or for the Nine Months Ended March 31,
(Dollars in thousands)	2016	2015
Balance at the beginning of the period	$8,142	$7,419
Charge-offs:
Residential real estate	-	295
Commercial real estate	162	127
Home equity	-	121
Consumer installment	193	194
Commercial loans	19	48
Total loans charged off	374	785

Recoveries:
Residential real estate	-	6
Commercial real estate	17	-
Consumer installment	65	44
Commercial loans	-	8
Total recoveries	82	58

Net charge-offs	292	727

Provisions charged to operations	1,138	1,132
Balance at the end of the period	$8,988	$7,824

Net charge-offs to average loans outstanding	0.08%	0.23%
Net charge-offs to nonperforming assets	9.46%	14.17%
Allowance for loan losses to nonperforming loans	239.94%	134.04%
Allowance for loan losses to total loans receivable	1.79%	1.77%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At March 31, 2016	At June 30, 2015
Nonaccruing loans:
Residential real estate	$1,214	$1,087
Commercial real estate	2,231	2,964
Home equity	18	169
Commercial	205	388
Total nonaccruing loans	3,668	4,608
90 days & accruing
Residential real estate	78	84
Total 90 days & accruing	78	84
Total nonperforming loans	3,746	4,692
Foreclosed real estate:
Residential real estate	61	847
Residential construction and land	66	-
Commercial real estate	243	-
Total foreclosed real estate	370	847
Total nonperforming assets	$4,116	$5,539

Troubled debt restructuring:
Nonperforming (included above)	$1,654	$2,002
Performing (accruing and excluded above)	939	965

Total nonperforming assets as a percentage of total assets	0.48%	0.75%
Total nonperforming loans to net loans	0.76%	1.06%

The table below details additional information related to nonaccrual loans for the nine and three months ended March 31:

	For the nine months ended March 31,		For the three months ended March 31,
(In thousands)	2016	2015	2016	2015
Interest income that would have been recorded if loans had been performing in accordance with original terms	$222	$246	$63	$47
Interest income that was recorded on nonaccrual loans	137	127	38	42

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans as of the dates indicated:

(In thousands)	March 31, 2016	June 30, 2015
Balance of impaired loans, with a valuation allowance	$1,958	$2,399
Allowances relating to impaired loans included in allowance for loan losses	336	451
Balance of impaired loans, without a valuation allowance	1,298	1,792

	For the nine months ended March 31,		For the three months ended March 31,
(In thousands)	2016	2015	2016	2015
Average balance of impaired loans for the periods ended	$3,401	$6,516	$3,101	$6,167
Interest income recorded on impaired loans during the periods ended	98	204	35	69

Index
Nonperforming assets amounted to $4.1 million at March 31, 2016 and $5.5 million as of June 30, 2015, a decrease of $1.4 million, or 25.5%, and total impaired loans amounted to $3.3 million at March 31, 2016 compared to $4.2 million at June 30, 2015, a decrease of $935,000, or 22.3%.  Loans on nonaccrual status totaled $3.7 million at March 31, 2016, of which $1.5 million were in the process of foreclosure.  Included in nonaccrual loans were $2.2 million of loans which were less than 90 days past due at March 31, 2016, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $78,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

DEPOSITS

Total deposits increased $127.6 million, or 20.5%, to $750.3 million at March 31, 2016 from $622.7 million at June 30, 2015.  Noninterest-bearing checking accounts increased $11.3 million, or 15.4%, to $84.7 million at March 31, 2016 as compared to $73.4 million at June 30, 2015. Interest-bearing checking accounts (NOW accounts) increased $91.7 million, or 38.4%, to $330.3 million at March 31, 2016 as compared to $238.6 million at June 30, 2015.  Money market deposits increased $21.5 million between June 30, 2015 and March 31, 2016.   Savings deposits increased $5.1 million from $163.9 million at June 30, 2015 to $169.0 million at March 31, 2016, and certificates of deposit decreased $2.1 million from $43.1 million at June 30, 2015 to $41.0 million at March 31, 2016.  Of the $127.6 million increase in deposits, $77.0 million consisted of deposits from municipalities at Greene County Commercial Bank.  This increase was the result of growth in new account relationships as well as tax collection.  The remainder of the increase was the result of growth in new deposit relationships from our newest branch location in Kingston.  Also, as the result of merger activity of competitors within our market, the Company has been able to acquire new account relationships.

(In thousands)	At March 31, 2016	Percentage of Portfolio	At June 30, 2015	Percentage of Portfolio
Noninterest-bearing deposits	$84,688	11.3%	$73,359	11.8%
Certificates of deposit	40,995	5.5	43,121	6.9
Savings deposits	169,035	22.5	163,927	26.3
Money market deposits	125,259	16.7	103,724	16.7
NOW deposits	330,332	44.0	238,586	38.3
Total deposits	$750,309	100.0%	$622,717	100.0%

BORROWINGS

At March 31, 2016, The Bank of Greene County had pledged approximately $210.0 million of its residential mortgage portfolio as collateral for borrowing and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $173.6 million at March 31, 2016, of which $20.3 million in borrowings were outstanding at March 31, 2016.  There were no short term borrowings outstanding at March 31, 2016.  Interest rates on short term borrowings are determined at the time of borrowing.  Long-term fixed rate, fixed term advances totaled $20.3 million with a weighted average rate of 1.48% and a weighted average maturity of 36 months.  The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates. The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At March 31, 2016, there were no outstanding letters of credit.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At March 31, 2016, approximately $4.2 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at March 31, 2016 or at June 30, 2015.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $5.0 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At March 31, 2016 and June 30, 2015, there were no balances outstanding on either of these lines of credit.

Index
Scheduled maturities of long-term borrowings at March 31, 2016 were as follows:

(In thousands)
Within the twelve months ended March 31,
2017	$2,500
2018	4,500
2019	5,500
2020	4,500
2021	3,300
Due after 2021	-
$20,300

EQUITY

Shareholders’ equity increased to $73.0 million at March 31, 2016 from $66.9 million at June 30, 2015, as net income of $6.6 million and a decrease in the accumulated other comprehensive loss of $313,000 was partially offset by dividends declared and paid of $1.1 million. Other changes in equity, reflecting an increase of $192,000, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Selected Equity Data:
	At March 31, 2016	At June 30, 2015
Shareholders’ equity to total assets, at end of period	8.57%	9.06%

Book value per share[3]	$8.61	$7.93
Closing market price of common stock[3]	$17.57	$14.25

	For the nine months ended
	March 31, 2016	March 31, 2015
Average shareholders’ equity to average assets	8.97%	9.13%
Dividend payout ratio[1]	35.58%	42.52%
Actual dividends paid to net income[2]	16.15%	27.06%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.4% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the nine months ended March 31, 2016 and the six months ended December 31, 2014.  Dividends were paid to the MHC during the three months ended March 31, 2015.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.
3 June 30, 2015 amount restated for comparability to reflect the 2-for-1 stock split effective March 15, 2016.

Index
Comparison of Operating Results for the Nine and Three Months Ended March 31, 2016 and 2015

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the nine and three months ended March 31, 2016 and 2015.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Nine Months Ended March 31, 2016 and 2015

	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$475,599	$16,337	4.58%	$421,737	$14,779	4.67%
Securities[2]	271,983	4,828	2.37	248,865	4,274	2.29
Interest-bearing bank balances and federal funds	10,082	38	0.50	5,441	13	0.32
FHLB stock	1,806	59	4.36	1,738	49	3.76
Total interest-earning assets	759,470	21,262	3.73%	677,781	19,115	3.76%
Cash and due from banks	8,168			7,533
Allowance for loan losses	(8,486)			(7,650)
Other noninterest-earning assets	18,727			18,313
Total assets	$777,879			$695,977

Interest-Bearing Liabilities:
Savings and money market deposits	$276,982	$649	0.31%	$260,479	$614	0.31%
NOW deposits	277,302	766	0.37	229,069	654	0.38
Certificates of deposit	43,989	230	0.70	46,608	236	0.68
Borrowings	26,416	247	1.25	25,355	200	1.05
Total interest-bearing liabilities	624,689	1,892	0.40%	561,511	1,704	0.40%
Noninterest-bearing deposits	77,970			67,104
Other noninterest-bearing liabilities	5,472			3,847
Shareholders' equity	69,748			63,515
Total liabilities and equity	$777,879			$695,977

Net interest income		$19,370			$17,411
Net interest rate spread			3.33%			3.36%
Net earnings assets	$134,781			$116,270
Net interest margin			3.40%			3.43%
Average interest-earning assets to average interest-bearing liabilities	121.58%			120.71%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin

	For the nine months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Net interest income (GAAP)	$19,370	$17,411
Tax-equivalent adjustment(1)	1,398	1,120
Net interest income (fully taxable-equivalent)	$20,768	$18,531

Average interest-earning assets	$759,470	$677,781
Net interest margin (fully taxable-equivalent)	3.65%	3.65%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34% for federal income taxes and 3.63% for New York State income taxes.

Index
Three Months Ended March 31, 2016 and 2015

	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$491,360	$5,565	4.53%	$434,940	$4,996	4.59%
Securities[2]	278,837	1,642	2.36	251,727	1,450	2.30
Interest-bearing bank balances and federal funds	27,301	34	0.50	6,263	3	0.19
FHLB stock	1,601	22	5.50	2,007	18	3.59
Total interest-earning assets	799,099	7,263	3.64%	694,937	6,467	3.72%
Cash and due from banks	9,298			8,370
Allowance for loan losses	(8,700)			(7,737)
Other noninterest-earning assets	20,623			20,388
Total assets	$820,320			$715,958

Interest-Bearing Liabilities:
Savings and money market deposits	$286,515	$221	0.31%	$265,146	$204	0.31%
NOW deposits	304,758	277	0.36	236,020	224	0.38
Certificates of deposit	43,580	76	0.70	45,093	75	0.67
Borrowings	21,862	78	1.43	31,817	76	0.96
Total interest-bearing liabilities	656,715	652	0.40%	578,076	579	0.40%
Noninterest-bearing deposits	82,518			66,700
Other noninterest-bearing liabilities	9,244			6,104
Shareholders' equity	71,843			65,078
Total liabilities and equity	$820,320			$715,958

Net interest income		$6,611			$5,888
Net interest rate spread			3.24%			3.32%
Net earnings assets	$142,384			$116,861
Net interest margin			3.31%			3.39%
Average interest-earning assets to average interest-bearing liabilities	121.68%			120.22%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin

	For the three months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Net interest income (GAAP)	$6,611	$5,888
Tax-equivalent adjustment(1)	494	388
Net interest income (fully taxable-equivalent)	$7,105	$6,276

Average interest-earning assets	$799,099	$694,937
Net interest margin (fully taxable-equivalent)	3.56%	3.61%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34% for federal income taxes and 3.63% for New York State income taxes.

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

(Dollars in thousands)	Nine Months Ended March 31, 2016 versus 2015			Three Months Ended March 31, 2016 versus 2015
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Earning Assets:
Loans receivable, net[1]	$1,848	$(290)	$1,558	$635	$(66)	$569
Securities[2]	403	151	554	155	37	192
Interest-bearing bank balances and federal funds	15	10	25	21	10	31
FHLB stock	2	8	10	(4)	8	4
Total interest-earning assets	2,268	(121)	2,147	807	(11)	796

Interest-Bearing Liabilities:
Savings and money market deposits	35	-	35	17	-	17
NOW deposits	130	(18)	112	65	(12)	53
Certificates of deposit	(13)	7	(6)	(2)	3	1
Borrowings	8	39	47	(28)	30	2
Total interest-bearing liabilities	160	28	188	52	21	73
Net change in net interest income	$2,108	$(149)	$1,959	$755	$(32)	$723

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.14% for the nine months ended March 31, 2016 as compared to 1.03% for the nine months ended March 31, 2015, and was 1.05% and 1.00% for the three months ended March 31, 2016 and 2015, respectively.  Annualized return on average equity increased to 12.68% for the nine months and 12.03% for the three months ended March 31, 2016 as compared to 11.27% for the nine months and 10.97% for the three months ended March 31, 2015.  The increase in return on average assets and return on average equity was primarily the result of increased net income.  Net income amounted to $6.6 million and $5.4 million for the nine months ended March 31, 2016 and 2015, respectively, an increase of $1.2 million or 22.2% and amounted to $2.2 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $377,000, or 21.1%.   Average assets increased $81.9 million, or 11.8%, to $777.9 million for the nine months ended March 31, 2016 as compared to $696.0 million for the nine months ended March 31, 2015.  Average equity increased $6.2 million, or 9.8%, to $69.7 million for the nine months ended March 31, 2016 as compared to $63.5 million for the nine months ended March 31, 2015.  Average assets increased $104.3 million, or 14.6%, to $820.3 million for the three months ended March 31, 2016 as compared to $716.0 million for the three months ended March 31, 2015.  Average equity increased $6.7 million, or 10.3%, to $71.8 million for the three months ended March 31, 2016 as compared to $65.1 million for the three months ended March 31, 2015.

Index
INTEREST INCOME

Interest income amounted to $21.3 million for the nine months ended March 31, 2016 as compared to $19.1 million for the nine months ended March 31, 2015, an increase of $2.2 million, or 11.5%.  Interest income amounted to $7.3 million for the three months ended March 31, 2016 as compared to $6.5 million for the three months ended March 31, 2015, an increase of $796,000, or 12.3%. The increase in average loan and securities balances and the increase in securities yields had the greatest impact on interest income when comparing the nine and three months ended March 31, 2016 and 2015, which was offset by a decrease in the yield on loans. Average loan balances increased $53.9 million and $56.4 million while the yield on loans decreased 9 basis points and 6 basis points when comparing the nine and three months ended March 31, 2016 and 2015, respectively.   Average securities increased $23.1 million and $27.1 million and the yield on such securities increased 8 basis points and 6 basis points when comparing the nine and three months ended March 31, 2016 and 2015, respectively.

INTEREST EXPENSE

Interest expense amounted to $1.9 million for the nine months ended March 31, 2016 as compared to $1.7 million for the nine months ended March 31, 2015, a decrease of $188,000, or 11.0%.  Interest expense amounted to $652,000 for the three months ended March 31, 2016 as compared to $579,000 for the three months ended March 31, 2015, an increase of $73,000, or 12.6%. Increases in average balances on interest-bearing liabilities contributed to the increase in overall interest expense.  As illustrated in the rate/volume table, interest expense increased $160,000 and $52,000 when comparing the nine and three months ended March 31, 2016 and 2015, respectively, due to a $63.2 million and $78.6 million increase in the average balances on interest-bearing liabilities when comparing these same periods.  The average rate paid on interest-bearing liabilities remained unchanged at 0.40% when comparing the nine and three months ended March 31, 2016 and 2015, respectively.

The average rate paid on NOW deposits decreased 1 basis point and 2 basis points when comparing the nine and three months ended March 31, 2016 and 2015, respectively, and the average balance of such accounts grew by $48.2 million and $68.7 million when comparing these same periods, respectively. The average balance of savings and money market deposits increased by $16.5 million and $21.4 million and the rate paid remained unchanged at 0.31% when comparing the nine and three months ended March 31, 2016 and 2015, respectively. The average balance of certificates of deposit decreased $2.6 million and $1.5 million when comparing the nine and three months ended March 31, 2016 and 2015, respectively. The average rate paid on certificate of deposits increased 2 basis points when comparing the nine months ended March 31, 2016 and 2015, and increased 3 basis point when comparing the three months ended March 31, 2016 and 2015. This increase in rate paid on certificates of deposit for the nine months is the result of the promotion of a five year certificate product.

The average balance on borrowings increased $1.1 million and the rate increased 20 basis points when comparing the nine months ended March 31, 2016 and 2015.  This was the result of locking in long-term borrowings during the fiscal years ended June 30, 2015 and 2014 as well as funding loan growth during the fiscal year ended June 30, 2015 and the nine months ended March 31, 2016.  The average balance on borrowings decreased $10.0 million and the rate increased 47 basis points when comparing the three months ended March 31, 2016 and 2015. The decrease in balances was the result of a decrease in overnight borrowings. This shift in the mix of borrowings to primarily long term borrowings has resulted in the increase in the rate paid.

NET INTEREST INCOME

Net interest income increased $2.0 million to $19.4 million for the nine months ended March 31, 2016 from $17.4 million for the nine months ended March 31, 2015. Net interest income increased $723,000 to $6.6 million for the three months ended March 31, 2016 from $5.9 million for the three months ended March 31, 2015.  These increases in net interest income were primarily the result of the growth in the average interest-earning asset balances. Net interest spread and margin decreased 3 basis points to 3.33% and 3.40%, respectively, for the nine months ended March 31, 2016 compared to 3.36% and 3.43%, respectively, for the nine months ended March 31, 2015.  Net interest spread and margin decreased 8 basis points to 3.24% and 3.31%, respectively, for the three months ended March 31, 2016 compared to 3.32% and 3.39%, respectively, for the three months ended March 31, 2015.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.65% and 3.56% for the nine and three months ended March 31, 2016 compared to 3.65% and 3.61% for the nine and three months ended March 31, 2015.

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

Index
PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $1.1 million for the nine months ended March 31, 2016 and 2015. The provision for loan losses amounted to $421,000 and $416,000 for the three months ended March 31, 2016 and 2015, respectively.  Allowance for loan losses to total loans receivable decreased to 1.79% as of March 31, 2016 as compared to 1.81% as of June 30, 2015.  Nonperforming loans amounted to $3.7 million and $4.7 million at March 31, 2016 and June 30, 2015, respectively.  Net charge-offs amounted to $292,000 and $727,000 for the nine months ended March 31, 2016 and 2015, respectively, and amounted to $44,000 and $388,000 for the three months ended March 31, 2016 and 2015, respectively.   At March 31, 2016, nonperforming assets were 0.48% of total assets and nonperforming loans were 0.76% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

	For the nine months ended March 31,		Change from Prior Year
Noninterest income:	2016	2015	Amount	Percent
Service charges on deposit accounts	$2,153	$2,069	$84	4.06%
Debit card fees	1,343	1,248	95	7.61
Investment services	260	284	(24)	(8.45)
E-commerce fees	70	76	(6)	(7.89)
Other operating income	560	483	77	15.94
Total noninterest income	$4,386	$4,160	$226	5.43%

Noninterest income increased $226,000, or 5.4%, to $4.4 million for the nine months ended March 31, 2016 as compared to $4.2 million for the nine months ended March 31, 2015, primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards.  The increase in other operating income was primarily the result of income generated by Greene Risk Management, Inc., a captive insurance subsidiary established on December 28, 2014.

	For the three months ended March 31,		Change from Prior Year
Noninterest income:	2016	2015	Amount	Percent
Service charges on deposit accounts	$670	$623	$47	7.54%
Debit card fees	438	404	34	8.42
Investment services	89	95	(6)	(6.32)
E-commerce fees	29	23	6	26.09
Other operating income	136	106	30	28.30
Total noninterest income	$1,362	$1,251	$111	8.87%

Noninterest income increased $111,000, or 8.9%, to $1.4 million for the three months ended March 31, 2016 as compared to $1.3 million for the three months ended March 31, 2015, primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards.  The increase in other operating income was primarily the result of income generated by Greene Risk Management, Inc., a captive insurance subsidiary established on December 28, 2014.

Index
NONINTEREST EXPENSE

	For the nine months ended March 31,		Change from Prior Year
Noninterest expense:	2016	2015	Amount	Percent
Salaries and employee benefits	$7,674	$7,196	$478	6.64%
Occupancy expense	1,079	1,126	(47)	(4.17)
Equipment and furniture expense	376	403	(27)	(6.70)
Service and data processing fees	1,417	1,272	145	11.40
Computer software, supplies and support	335	429	(94)	(21.91)
Advertising and promotion	266	220	46	20.91
FDIC insurance premiums	307	293	14	4.78
Legal and professional fees	806	800	6	0.75
Other	1,735	1,488	247	16.60
Total noninterest expense	$13,995	$13,227	$768	5.81%

Noninterest expense increased $768,000, or 5.8%, to $14.0 million for the nine months ended March 31, 2016 as compared to $13.2 million for the nine months ended March 31, 2015. The increase in noninterest expense is primarily the result of an increase in other expenses which included costs related to foreclosed real estate (primarily real estate taxes) as well as write-downs of several of the properties within foreclosed real estate based on pending sales or a decrease in the list price.  Salaries and employee benefits expenses also increased and were primarily due to the opening of a new branch in Kingston during the third quarter of fiscal 2015 as well as additional staffing within our lending department and customer service center. Service and data processing fees increased as a result of a conversion to a new online banking platform during the nine months ended March 31, 2016. Partially offsetting the aforementioned increases were decreases in computer software, supplies and support. During the nine months ended March 31, 2015, a one-time fee was paid to one of the Company’s vendors related to the renegotiation of the contract for support services.

	For the three months ended March 31,		Change from Prior Year
Noninterest expense:	2016	2015	Amount	Percent
Salaries and employee benefits	$2,736	$2,439	$297	12.18%
Occupancy expense	383	458	(75)	(16.38)
Equipment and furniture expense	138	150	(12)	(8.00)
Service and data processing fees	499	430	69	16.05
Computer software, supplies and support	106	90	16	17.78
Advertising and promotion	71	88	(17)	(19.32)
FDIC insurance premiums	103	101	2	1.98
Legal and professional fees	269	208	61	29.33
Other	443	490	(47)	(9.59)
Total noninterest expense	$4,748	$4,454	$294	6.60%

Noninterest expense increased $294,000, or 6.6%, to $4.7 million for the three months ended March 31, 2016 as compared to $4.5 million for the three months ended March 31, 2015. Salaries and employee benefits expenses increased primarily due to the opening of a new branch in Kingston during the third quarter of fiscal 2015 as well as additional staffing within our lending department and customer service center.  Service and data processing fees increased when comparing the three months ended March 31, 2016 and 2015 which was the result of an upgrade to a new online banking platform during the second quarter of fiscal 2016.  Legal and professional fees increased as a result of audit fees related to Greene Risk Management, Inc. which was formed in December 2014, as well as incurring other consulting fees.  Partially offsetting these increases was a decrease in occupancy expense which was primarily due to lower fuel prices and lower snow removal costs as a result of a mild winter season, as well as a decrease in other noninterest expense which was due to lower costs related to foreclosed real estate.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements.  The effective tax rate was 23.1% and 22.9% for the nine and three months ended March 31, 2016, compared to 25.5% and 21.4% for the nine and three months ended March 31, 2015.  The effective tax rate has continued to decline as a result of increased income derived from tax exempt bonds and loans as well as continued loan growth within the Company’s real estate investment trust subsidiary.  Also contributing to the lower effective income tax rate is the tax benefits derived from the Company’s pooled captive insurance company, as premium income received by the pooled captive insurance company is exempt from income taxes.  The premiums paid to the pooled captive insurance company by the Company and its banking subsidiaries are tax deductible.

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

The Bank of Greene County’s unfunded loan commitments are as follows at March 31, 2016:

(In thousands)	At March 31, 2016
Residential real estate loan commitments	$4,459
Construction and land loan commitments	20,801
Commercial real estate loan commitments	14,002
Home equity available lines of credit	8,472
Consumer overdraft available lines of credit	695
Commercial loan available lines of credit	21,419
Commercial loan commitments	890
Total commitments	$70,738

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2016 and June 30, 2015.  Consolidated shareholders’ equity represented 8.6% of total assets at March 31, 2016 and 9.1% of total assets of June 30, 2015.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  May 13, 2016

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 13, 2016

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer