Form 10-K
period 2016-06-30
GREENE COUNTY BANCORP INC
filed 2016-09-28
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐          NO ☒

As of December 31, 2015, there were issued and outstanding 8,457,9141 shares of the Registrant's common stock of which 2,894,8761 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $15.9751 on December 31, 2015, the aggregate value of stock held by non-affiliates was $46,246,000.  As of September 12, 2016, there were issued and outstanding 8,487,6141 shares of the Registrant's common stock.

1 All share and per share data has been restated in all periods presented to reflect the 2-for-1 stock split, which was paid on March 15, 2016, as if the new shares had been granted at the same time as the original shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

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

Non-GAAP Financial Measures

Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary banks are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for itself and its subsidiary banks, in its periodic reports filed with the SEC, and it does so without compliance with Regulation G, on the widely-shared assumption that the SEC regards such non-GAAP measures to be exempt from Regulation G.  The Company uses in this Report additional non-GAAP financial measures that are commonly utilized by financial institutions and have not been specifically exempted by the SEC from Regulation G. The Company provides, as supplemental information, such non-GAAP measures included in this Report as described immediately below.

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

Index
General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a federally chartered savings bank.  A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (54.4%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.  The Bank of Greene County operates a limited-purpose subsidiary, Greene County Commercial Bank.  The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.  The Bank of Greene County also operates a real estate investment trust, Greene Property Holdings, Ltd., which beneficially owns mortgages originated through The Bank of Greene County. On December 30, 2014, Greene County Bancorp, Inc. formed Greene Risk Management, Inc. as a pooled captive insurance company subsidiary, incorporated in the State of Nevada, to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered savings and loan holding companies was transferred to the Federal Reserve Board under the Dodd-Frank Act.  At June 30, 2016, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash.  At June 30, 2016, 3,866,350 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 135,726 shares were held as Treasury stock and 4,609,264 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and monitoring its cash position.

At June 30, 2016, Greene County Bancorp, Inc. had consolidated assets of $868.8 million, consolidated total deposits of $738.9 million, consolidated borrowings from the Federal Home Loan Bank of New York (FHLB) of $46.4 million and consolidated equity of $74.3 million.

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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans, commercial real estate mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in investment securities and mortgage-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential and commercial real estate mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. Through its affiliation with Fenimore Asset Management and Essex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York (FHLB), and principal and interest payments on loans and securities.  At June 30, 2016, The Bank of Greene County, excluding its subsidiary Greene County Commercial Bank, had total assets of $659.5 million, total deposits of $518.9 million, borrowings from the FHLB of $46.4 million and total equity of $70.0 million.

The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Index
Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law.  At June 30, 2016, Greene County Commercial Bank had $285.0 million in assets, $222.7 million in total deposits, $37.4 million in borrowings from The Bank of Greene County, and $24.2 million in total equity.

Greene County Commercial Bank’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene Property Holdings, Ltd.

Greene Property Holdings, Ltd. was formed in June 2011 as a New York corporation that elected under the Internal Revenue Code to be taxed as a real estate investment trust.  The Bank of Greene County transferred beneficial ownership of certain mortgages and notes to Greene Property Holdings, Ltd. in exchange for 100% of the common stock of Greene Property Holdings, Ltd. The Bank of Greene County continues to service these mortgage customers pursuant to a management and servicing agreement with Greene Property Holdings, Ltd. At June 30, 2016, Greene Property Holdings, Ltd. had $311.5 million in assets, and $311.5 million in total equity.

Greene Property Holdings, Ltd.’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene Risk Management, Inc.

Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of Greene County Bancorp, Inc., incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.  At June 30, 2016, Greene Risk Management, Inc. had $2.8 million in assets, and $1.7 million in total equity.

Greene Risk Management, Inc.’s administrative office is located at 101 Convention Center Drive, Suite 850, Las Vegas, NV 89109-2003.  Its telephone number is (702) 949-0110.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 54.4% of the issued and outstanding common stock of Greene County Bancorp, Inc.  Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $473,000, in cash and cash equivalents at June 30, 2016.

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

As of 2014 the Greene County population was approximately 48,000, Columbia County was approximately 62,000 and Albany County was approximately 308,000.  Greene County is primarily rural, and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  Greene County has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County government and the Coxsackie Correctional Facilities are the largest employers in the County.  Other large employers within the Company’s market area include the Hunter Mountain and Ski Windham resort areas, LaFarge, Columbia Memorial Hospital, Taconic Farms, Ginsberg’s Foods, and the Catskill, Cairo-Durham, Chatham, Greenville, Coxsackie-Athens, Hudson City, and Ravena-Coeyman Central School Districts. Albany County’s economy is dependent on state government, health care services and higher education.  Albany has also been growing in the area of technology jobs focusing on the areas of micro- and nanotechnology. During the fiscal year ended June 30, 2015, The Bank of Greene County expanded its market area south of Greene County into Ulster County with the opening of a branch office in Kingston, New York. As of 2014, the Ulster County population was approximately 180,000.  Ulster County’s major industry consists of tourism with a number of state parks located within the Catskill Mountains and the Shawangunk Ridge.  As such, local employment is primarily within the services industry as well as government and health services.

Index
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

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity.  Cash, cash equivalents and securities available-for-sale comprised 13.4% of total consolidated bank assets at June 30, 2016, all of which can be used for liquidity needs.  The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.   Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans including many commercial loans in order to help mitigate interest rate risk.

The loan portfolio composition and loan maturity schedule are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

Discussion regarding the credit quality of the loan portfolio is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 4, Loans, of this Report.

Residential, Construction and Land Loans, and Multifamily Loans.  The Bank of Greene County's primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by one to four-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  For the year ended June 30, 2016, The Bank of Greene County originated residential mortgage loans with a loan-to-value ratio of 89.9% or less.  The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  For the year ended June 30, 2016, less than one percent of the residential mortgage loans originated by The Bank of Greene County were originated with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, The Bank of Greene County has been successful in marketing and originating such loans with 10 and 15-year terms. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Bank of Greene County requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by The Bank of Greene County. Title insurance is not required on all mortgage loans, but is evaluated on a case by case basis.

Index
At June 30, 2016, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed-rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

The Bank of Greene County originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences.  The Bank of Greene County issues a commitment and has one closing which encompasses both the construction phase and permanent financing.  The construction phase is a maximum term of twelve months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 85.0% (or up to 95.0% with private mortgage insurance), of the completed project.  The Bank of Greene County also offers loans collateralized by undeveloped land.  The acreage associated with such loans is limited.  These land loans generally are intended for future sites of primary or secondary residences.  The terms of vacant land loans generally have a ten-year maximum amortization.

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

Index
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

The Bank of Greene County may require an environmental site assessment to be performed by an independent professional for commercial real estate mortgage loans.  It is also The Bank of Greene County’s policy to require hazard insurance on all commercial real estate mortgage loans.  In addition, The Bank of Greene County may require borrowers to make payments to a mortgage escrow account for the payment of property taxes.  Any exceptions to The Bank of Greene County’s loan policies must be made in accordance with the limitations set out in each policy.  Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

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

The Bank of Greene County offers fixed- and adjustable-rate home equity loans that are collateralized by the borrower’s residence.  Home equity loans are generally underwritten with terms not to exceed 25 years and under the same criteria that The Bank of Greene County uses to underwrite residential fixed rate loans.  Home equity loans may be underwritten with terms not to exceed 25 years and with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The Bank of Greene County appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. Home equity loans may have an additional inherent risk if The Bank of Greene County does not hold the first mortgage.  The Bank of Greene County may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

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

Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies and loan approval limits of The Bank of Greene County.  Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer.  The Executive Committee or the full Board of Directors must approve all residential loans over $1.5 million.

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

At June 30, 2016, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of five commercial mortgages with an outstanding balance of $11.5 million. This loan relationship was performing in accordance with its terms at June 30, 2016.

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

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2016, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

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

The estimated fair values of debt securities at June 30, 2016 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

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

Index
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

Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $222.7 million in deposits at June 30, 2016.

Borrowed Funds.  The Company maintains borrowing arrangements in the form of lines of credit through the Federal Home Loan Bank of New York (“FHLB”), the Federal Reserve Bank of New York (“FRB”), Atlantic Central Bankers Bank (“ACBB”), as well as one other depository institution.  The Bank of Greene County may also obtain term borrowings from the FHLB.  With the exception of the line of credit with ACBB, and the other depository institution, these borrowing arrangements are secured by residential mortgage loans or investment securities.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential mortgage loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2016, there were no municipal letters of credit outstanding.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Report.

Personnel

As of June 30, 2016, The Bank of Greene County had 131 full-time employees and 9 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also Bank employees.  A collective bargaining group does not represent the employees, and The Bank of Greene County considers its relationship with its employees to be good.

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

Index
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

Taxable Distributions and Recapture.  At June 30, 2016, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

State Taxation

Effective with the taxable year ended June 30, 2016, Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank, Greene Risk Management and Greene Property Holdings, Ltd. report income on a combined fiscal year basis to New York State. The New York State franchise tax is imposed in an amount equal to the greater of 7.1% of Business Income, 0.15% of average Business Capital or a fixed dollar amount based on New York sourced gross receipts. All intercompany dividend distributions are eliminated in the calculation of Combined Business Income.

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

Index
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

Index
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

The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

At June 30, 2016, The Bank of Greene County’s and Greene County Commercial Bank’s capital exceeded all applicable minimal capital requirements.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2016, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Requirement.  As a federal savings association, The Bank of Greene County must satisfy the qualified thrift lender, or “QTL”, requirement by meeting one of two tests: the Home Owners’ Loan Act (“HOLA”) QTL test or the Internal Revenue Service (IRS) Domestic Building and Loan Association (DBLA) test.  The federal savings association may use either test to qualify and may switch from one test to the other.

Under the HOLA QTL test, The Bank of Greene County must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

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

Under the IRS DBLA test, the Bank must meet the business operations test and the 60% of assets test.  The business operations test requires that the federal savings association’s business consists primarily of acquiring the savings of the public (75% of its deposits, withdrawable shares, and other obligations must be held by the general public) and investing in loans (more than 75% of its gross income consists of interest on loans and government obligations and various other specified types of operating income that federal savings associations ordinarily earn).  For the 60% of assets test, the Bank must maintain at least 60% of its total in “qualified investments” as of the close of the taxable year or, at the option of the taxpayer, may be computed on the basis of the average assets outstanding during the taxable year.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. During the year ended June 30, 2016, The Bank of Greene County opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.

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

Index
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

 At June 30, 2016, The Bank of Greene County met the criteria for being considered “well-capitalized”.

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

Index
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2016, the annualized Financing Corporation assessment was equal to 0.58 basis points of total assets less tangible capital. For the fiscal year June 30, 2016, The Bank of Greene County, and its subsidiary Greene County Commercial Bank, jointly paid $41,000 related to the FICO bonds.

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

Federal Home Loan Bank System.  The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2016, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2016, The Bank of Greene County was in compliance with these reserve requirements.

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

Index
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

Index
Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by Greene County Bancorp, MHC.  Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.40 per share to be declared by the Company for the four quarters ending December 31, 2016. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

At June 30, 2016, our commercial bank met the criteria for being considered “well-capitalized.”

Index
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

The Bank of Greene County currently conducts its business through 13 full-service banking offices, an administration center, operations center and lending center.  Both Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The following table sets forth The Bank of Greene County's offices as of June 30, 2016.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value
				(Dollars in thousands)
Administration Office(1)
302 Main Street, Catskill, NY 12414	Owned	1999	---	$631

Operations Center
288 Main Street, Catskill, NY 12414	Owned	2006	---	$1,294

Lending Center
341 Main Street, Catskill, NY 12414	Owned	2013	---	$727

Main Branch (1)
Main & Church Streets, Catskill, NY 12414	Owned	1963	---	$369

Coxsackie Branch
2 Technology Drive, W. Coxsackie, NY 12192	Owned	2005	---	$1,604

Cairo Branch
230 Matthew Simons Road, Cairo, NY 12413	Owned	2005	---	$1,672

Chatham Branch
Route 66, Chatham, NY 12037	Owned	2006	---	$1,583

Germantown Branch
4266 State Route 9G, Germantown, NY 12526	Owned	2010	---	$536

Greenville Branch
Route 32, Greeneville, NY 12083	Owned	1997	---	$719

Greenport Branch
160 Fairview Avenue, Hudson, NY 12534	Leased	2006	31-Dec-21	$231

Hudson Branch
21 North 7th Street, Hudson, NY 12534	Leased	2004	31-Oct-21	$-

Ravena Branch
2494 U.S., Route 9W, Ravena, NY 12143	Owned	2009	---	$1,423

Tannersville Branch
Main Street, Tannersville, NY 12485	Owned	2000	---	$935

Westerlo Branch
Routes 141 & 143, Westerlo, NY 12193	Leased	2001	30-Nov-20	$-

Catskill Commons Branch
100 Catskill Commons, Catskill, NY 12414	Owned	2006	---	$1,773

Kingston Branch
2 Miron Lane, Kingston, NY 12401	Leased	2014	14-Sep-18	$58

(1)	Includes adjacent parking lot and long term storage building.

Index
ITEM 3.	Legal Proceedings

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

Greene County Bancorp, Inc.’s common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”.  As of September 9, 2016 Greene County Bancorp, Inc. had 19 registered market makers, 487 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 8,487,614 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), Greene County Bancorp, Inc.’s mutual holding company, held 4,609,264 shares of common stock or 54.4% of total shares outstanding.  Consequently, shareholders other than the MHC held 3,878,350 shares.

Payment of dividends on Greene County Bancorp, Inc.’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Greene County Bancorp, Inc.’s results of operations, financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.40 per share to be declared by the Company for the four quarters ending December 31, 2016. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

The following table sets forth a summary of selected financial data at and for the fiscal quarter ends for the years ended June 30, 2016 and 2015.   Closing market price information is stated at the quarter end dates indicated, and for periods prior to March 15, 2016 all information has been adjusted for a 2-for-1 stock split.

Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price (NASDAQ:GCBC)
High	$14.80	$16.50	$21.25	$21.30
Low	13.50	13.75	15.24	15.84
Close	13.75	15.98	17.57	16.27
Cash Dividends	0.0925	0.0925	0.0925	0.0925

Fiscal 2015
Market price (NASDAQ:GCBC)
High	$13.50	$15.44	$15.05	$15.50
Low	12.63	12.66	13.75	12.60
Close	13.49	15.05	14.25	14.25
Cash Dividends	0.09	0.09	0.09	0.09

There were no sales of unregistered securities during fiscal 2016 or 2015.  On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant of up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 184,692 shares, adjusted for a 2-for-1 stock split.  As of June 30, 2016, the Company had repurchased 124,956 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2016, or 2015.  The Company currently does not intend to repurchase any additional shares under this stock repurchase program.

Index
As of June 30, 2016, the Company has adopted two equity-based compensation plans: the 2008 Stock Option Plan and the ESOP.  The 2008 Stock Option Plan has been approved by stockholders of the Company and, except for the ESOP, the Company has not implemented any equity-based compensation program that has not been approved by Company stockholders.

Set forth below is certain information as of June 30, 2016 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2008 Stock Option Plan	64,770	$6.25	31,000

Index
ITEM 6.	Selected Financial Data

The selected financial and operational data presented below at and for the years shown was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. and should be read in conjunction with the consolidated financial statements presented elsewhere in this Report.

	At or for the Years Ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2014
SELECTED FINANCIAL CONDITION DATA:
Total assets	$868,781	$738,647	$674,161
Loans receivable, net	522,764	443,496	399,309
Securities available-for-sale	100,123	86,034	56,151
Securities held-to-maturity	204,935	169,000	181,946
Deposits	738,887	622,717	589,574
Shareholders' equity	74,301	66,920	61,200
AVERAGE BALANCES:
Total assets	795,819	703,515	658,796
Interest-earning assets	777,539	685,172	641,033
Loans receivable, net	476,356	419,793	382,759
Securities	281,308	250,247	236,220
Deposits	690,995	610,170	582,185
Borrowings	27,835	24,760	15,243
Shareholders' equity	70,669	64,222	58,394
SELECTED OPERATIONS DATA:
Total interest income	28,802	25,700	23,788
Total interest expense	2,581	2,302	2,387
Net interest income	26,221	23,398	21,401
Provision for loan losses	1,673	1,556	1,500
Net interest income after provision for loan losses	24,548	21,842	19,901
Total noninterest income	5,965	5,697	5,280
Total noninterest expense	18,871	18,032	16,116
Income before provision for income taxes	11,642	9,507	9,065
Provision for income taxes	2,679	2,318	2,537
Net income	8,963	7,189	6,528
FINANCIAL RATIOS:
Return on average assets[1]	1.13%	1.02%	0.99%
Return on average shareholders’ equity[2]	12.68	11.19	11.18
Noninterest expenses to average total assets	2.37	2.56	2.45
Average interest-earning assets to average interest-bearing liabilities	121.70	120.78	119.25
Net interest rate spread[3]	3.30	3.34	3.27
Net interest margin[4]	3.37	3.41	3.34
Efficiency ratio[5]	58.63	61.98	60.40
Shareholders’ equity to total assets, at end of period	8.55	9.06	9.08
Average shareholders’ equity to average assets	8.88	9.13	8.86
Dividend payout ratio[6]	34.91	42.35	45.16
Actual dividends declared to net income[7]	20.69	25.01	20.45
Nonperforming assets to total assets, at end of period	0.43	0.75	0.98
Nonperforming loans to net loans, at end of period	0.65	1.06	1.54
Allowance for loan losses to nonperforming loans	278.72	173.53	120.34
Allowance for loan losses to total loans receivable	1.79	1.81	1.83
Book value per share[89]	$8.77	$7.92	$7.26
Basic earnings per share[9]	1.06	0.85	0.78
Diluted earnings per share[9]	1.06	0.85	0.77
OTHER DATA:
Closing market price of common stock[9]	$16.27	$14.25	$13.28
Number of full-service offices	13	13	12
Number of full-time equivalent employees	137	133	124

[1]	Ratio of net income to average total assets.
[2]	Ratio of net income to average shareholders’ equity.
[3]	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
[4]	Net interest income as a percentage of average interest-earning assets.
[5]	Noninterest expense divided by the sum of net interest income and noninterest income.
[6]	Dividends per share divided by basic earnings per share. This calculation does not take into account the waiver of dividends by Greene County Bancorp, MHC.
[7]	Dividends declared divided by net income.
[8]	Shareholders’ equity divided by outstanding shares.
[9]	Prior periods restated for comparability to reflect the 2-for-1 stock split effective March 15, 2016

Index
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  The Bank of Greene County currently operates 13 full-service branches, an administration office, a lending center, and an operations center in New York’s Hudson Valley Region.  In June 2004, Greene County Commercial Bank (“GCCB”) was opened for the limited purpose of servicing local municipalities.  GCCB is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 54.4% of the Company’s outstanding common stock.    In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans. In December 2014, Greene Risk Management, Inc. was formed as a Nevada corporation that is operating as a pooled captive insurance company.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

Index
EVE Analysis.  Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents Greene County Bancorp, Inc.’s EVE.  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2016.  Assumptions made by Greene County Bancorp, Inc. relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2016.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between Greene County Bancorp, Inc.’s estimated value of assets and value of liabilities assuming no change in interest rates.  The EVE for a decrease of 100, 200 and 300 basis points have been excluded since they would not be meaningful in the interest rate environment as of June 30, 2016.

The following sets forth Greene County Bancorp, Inc.’s EVE as of June 30, 2016.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change From Par	% Change From Par	EVE Ratio[1]	Change[2]
+300bp	$108,023	$(18,357)	(14.53)%	13.05%	(103)	bps
+200bp	116,748	(9,633)	(7.62)	13.71	(37)
+100bp	123,561	(2,819)	(2.23)	14.12	4
PAR	126,380	-	-	14.08	-

[1]	Calculated as the estimated EVE divided by the present value of total assets.
[2]	Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

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

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2016, Greene County Bancorp, Inc.’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest-earning assets were positive 14.30% and 18.29% respectively.

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

FINANCIAL OVERVIEW

Net income for the year ended June 30, 2016 amounted to $9.0 million or $1.06 per basic and diluted share as compared to $7.2 million or $0.85 per basic and diluted share for the year ended June 30, 2015, an increase of $1.8 million, or 24.7%.  The increase in net income was primarily the result of increases of $2.8 million in net interest income and $268,000 in noninterest income, which were partially offset by increases in provision for income taxes of $361,000 and $839,000 in noninterest expense.   The change in net interest income resulted from growth in interest-earning assets when comparing the years ended June 30, 2016 and 2015.  Growth in interest-earning assets was within both investment securities and loans. Growth in loans was primarily in commercial real estate mortgages and commercial loans which are generally higher yielding assets.  Net interest rate spread decreased 4 basis points to 3.30% for the year ended June 30, 2016 as compared to 3.34% for the year ended June 30, 2015.   Net interest margin also decreased 4 basis points to 3.37% for the year ended June 30, 2016 as compared to 3.41% for the year ended June 30, 2015. Changes in noninterest income and noninterest expense are more fully explained within the Comparison of Operating Results for the Years Ended June 30, 2016 and 2015 contained herein.

Total assets grew $130.2 million, or 17.6%, to $868.8 million at June 30, 2016 as compared to $738.6 million at June 30, 2015.  Net loans increased $79.3 million, or 17.9%, to $522.8 million at June 30, 2016 as compared to $443.5 million at June 30, 2015.  Securities classified as available-for-sale and held-to-maturity increased $50.1 million, or 19.6%, to $305.1 million at June 30, 2016 as compared to $255.0 million at June 30, 2015.  Deposits grew $116.2 million, or 18.7%, to $738.9 million at June 30, 2016 as compared to $622.7 million at June 30, 2015.  Total shareholders’ equity amounted to $74.3 million and $66.9 million at June 30, 2016 and 2015, respectively, or 8.6% and 9.1% of total assets, respectively.

Comparison of Financial Condition as of June 30, 2016 and 2015

SECURITIES

Securities available-for-sale and held-to-maturity increased $50.1 million, or 19.6%, to $305.1 million at June 30, 2016 as compared to $255.0 million at June 30, 2015.  Securities purchases totaled $123.4 million during the year ended June 30, 2016 and consisted of $96.4 million of state and political subdivision securities, $24.5 million of mortgage-backed securities, $1.0 million of corporate debt securities, and $1.5 million of other securities. Principal pay-downs and maturities amounted to $73.5 million, of which $12.2 million were mortgage-backed securities, $57.8 million were state and political subdivision securities, $3.0 million were U.S. government agency securities, and $500,000 were corporate debt securities. Greene County Bancorp, Inc. holds 52.3% of its securities portfolio at June 30, 2016 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
	At June 30,
	2016		2015		2014
(Dollars in thousands)	Carrying Amount	Percent of total	Carrying Amount	Percent of total	Carrying Amount	Percent of total
Securities available-for-sale:
U.S. government sponsored enterprises	$4,891	1.6%	$7,855	3.1%	$10,898	4.5%
State and political subdivisions	60,499	19.8	39,582	15.5	1,347	0.6
Mortgage-backed securities-residential	6,540	2.1	7,942	3.1	9,545	4.0
Mortgage-backed securities-multi-family	23,879	7.8	25,735	10.1	29,018	12.2
Asset-backed securities	5	0.0	9	0.0	13	0.0
Corporate debt securities	4,157	1.4	4,774	1.9	5,170	2.2
Total debt securities	99,971	32.7	85,897	33.7	55,991	23.5
Equity securities	152	0.1	137	0.1	160	0.1
Total securities available-for-sale	100,123	32.8	86,034	33.8	56,151	23.6
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	0.7	2,000	0.8	2,000	0.8
State and political subdivisions	99,040	32.5	81,501	31.9	91,634	38.5
Mortgage-backed securities-residential	13,543	4.4	17,468	6.8	22,785	9.6
Mortgage-backed securities-multi-family	87,204	28.6	67,239	26.4	64,605	27.1
Corporate debt securities	1,000	0.3	-	-	-	-
Other securities	2,148	0.7	792	0.3	922	0.4
Total securities held-to-maturity	204,935	67.2	169,000	66.2	181,946	76.4
Total securities	$305,058	100.0%	$255,034	100.0%	$238,097	100.0%

Investment Maturity Schedule

The estimated fair value of debt securities at June 30, 2016 by contractual maturity are shown below.  Asset-backed and mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No tax-equivalent adjustments were made in calculating the weighted average yield.

(Dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$4,891	$-	$-	$4,891
State and political subdivisions	59,696	803	-	-	60,499
Mortgage-backed securities-residential	-	192	1,528	4,820	6,540
Mortgage-backed securities-multi-family	-	3,549	20,330	-	23,879
Asset-backed securities	-	-	5	-	5
Corporate debt securities	1,264	2,893	-	-	4,157
Total debt securities	60,960	12,328	21,863	4,820	99,971
Equity securities	-	-	-	152	152
Total securities available-for-sale	60,960	12,328	21,863	4,972	100,123
Securities held-to-maturity:
U.S. government sponsored enterprises	-	2,032	-	-	2,032
State and political subdivisions	13,686	51,223	26,729	12,402	104,040
Mortgage-backed securities-residential	-	7,614	4,908	1,627	14,149
Mortgage-backed securities-multi-family	268	22,045	68,358	-	90,671
Corporate debt securities	-	-	1,000	-	1,000
Other securities	650	821	595	100	2,166
Total securities held-to-maturity	14,604	83,735	101,590	14,129	214,058
Total securities	$75,564	$96,063	$123,453	$19,101	$314,181
Weighted Average Yield	1.52%	2.58%	2.37%	3.03%	2.27%

Index
LOANS

Net loans receivable increased to $522.8 million at June 30, 2016 from $443.5 million at June 30, 2015, an increase of $79.3 million, or 17.9%.  The loan growth experienced during the year consisted primarily of $50.4 million in commercial real estate loans, $8.3 million in residential real estate loans, $13.2 million in construction loans, and $8.9 million in commercial loans. The continued low interest rate environment and, we believe, strong customer satisfaction from personal service, continued to enhance loan growth.  If long term rates begin to rise, the Company anticipates some reduced new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values in the Company’s market areas, however, could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Loan Portfolio Composition

Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential real estate	$234,992	44.23%	$226,648	50.28%	$227,373	56.02%	$212,526	58.09%	$193,378	58.17%
Residential construction and land	5,575	1.05	3,621	0.81	3,005	0.74	2,691	0.74	2,156	0.65
Multi-family	3,918	0.74	4,287	0.95	4,059	1.00	5,511	1.51	5,522	1.66
Commercial real estate	192,678	36.27	142,323	31.57	114,066	28.11	91,482	25.00	80,794	24.30
Commercial construction	20,159	3.79	8,936	1.98	1,558	0.38	3,523	0.96	2,034	0.61
Total real estate loans	457,322	86.08	385,815	85.59	350,061	86.25	315,733	86.30	283,884	85.39

Consumer loans
Home equity	20,893	3.93	21,019	4.66	20,578	5.07	20,371	5.57	22,808	6.86
Consumer installment(1)	4,350	0.82	4,123	0.92	4,208	1.04	4,078	1.12	4,070	1.22
Total consumer loans	25,243	4.75	25,142	5.58	24,786	6.11	24,449	6.69	26,878	8.08

Commercial loans	48,725	9.17	39,798	8.83	30,994	7.64	25,657	7.01	21,688	6.53

Total consumer loans and commercial loans	73,968	13.92	64,940	14.41	55,780	13.75	50,106	13.70	48,566	14.61

Total gross loans	531,290	100.00%	450,755	100.00%	405,841	100.00%	365,839	100.00%	332,450	100.00%

Less:

Allowance for loan losses	(9,485)		(8,142)		(7,419)		(7,040)		(6,177)
Deferred fees and costs	959		883		887		627		478

Total loans receivable, net	$522,764		$443,496		$399,309		$359,426		$326,751

(1)	Includes direct automobile loans (on both new and used automobiles) and personal loans.

Index
Loan Maturity Schedule

The following table sets forth certain information as of June 30, 2016 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

(In thousands)	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total
Residential real estate	$4,359	$5,091	$14,377	$53,124	$158,041	$234,992
Residential construction and land	5,190	37	87	261	-	5,575
Multi-family	291	553	1,941	732	401	3,918
Commercial real estate	21,342	22,559	60,561	61,440	26,776	192,678
Commercial construction	18,434	1,725	-	-	-	20,159
Consumer loans	16,353	1,979	3,220	3,593	98	25,243
Commercial loans	25,615	2,733	7,061	13,141	175	48,725
Total loan portfolio	$91,584	$34,677	$87,247	$132,291	$185,491	$531,290

The total amount of the above loans that mature or are due after June 30, 2017 that have fixed interest rates is $320.0 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $119.7 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail above within the section Management of Interest Rate Risk.

Potential Problem Loans

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."  For further discussion regarding how management determines when a loan should be classified see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.  At June 30, 2016, The Bank of Greene County had $4.8 million of loans classified as substandard, and $644,600 of loans designated as special mention.  No loans were classified as either doubtful or loss at June 30, 2016.

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

Generally, management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.  The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation. For further discussion and detail regarding the Allowance for Loan Losses and impaired loans please refer to Part II, Item 8 Financial Statements and Supplemental Data, Note 4 Loans of this Report. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset.

Index
Analysis of Nonaccrual Loans, Nonperforming Assets and Restructured Loans

The table below details additional information related to nonaccrual loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans:
Residential real estate	$1,207	$1,087	$2,473	$3,599	$4,206
Multi-family	-	-	-	463	431
Commercial real estate	1,899	2,964	2,775	2,018	1,868
Commercial construction	-	-	-	-	-
Home equity	18	169	339	51	60
Consumer installment	-	-	-	-	25
Commercial	202	388	312	195	303
Total nonaccrual loans	3,326	4,608	5,899	6,326	6,893

Accruing loans delinquent 90 days or more:
Residential real estate	77	84	266	559	83
Home equity	-	-	-	-	41
Total accruing loans delinquent 90 days or more	77	84	266	559	124
Foreclosed real estate:
Residential construction & land	61	-	-	-	-
Residential real estate	65	847	473	100	60
Commercial real estate	244	-	-	196	200
Total foreclosed real estate	370	847	473	296	260

Total nonperforming assets	$3,773	$5,539	$6,638	$7,181	$7,277

Troubled debt restructuring:
Nonperforming (included above)	$1,645	$2,002	$3,093	$1,518	$835
Performing (accruing and excluded above)	934	965	1,504	1,261	569

Nonperforming assets to total assets	0.43%	0.75%	0.98%	1.13%	1.23%
Nonperforming loans to net loans	0.65%	1.06%	1.54%	1.92%	2.15%

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2016	2015	2014
Interest income that would have been recorded if loans had been performing in accordance with original terms	$247	$340	$352
Interest income that was recorded on nonaccrual loans	142	250	128

Index
The table below details additional information on impaired loans as of the dates indicated:

	For the years ended June 30,
(In thousands)	2016	2015	2014
Balance of impaired loans, with a valuation allowance	$1,947	$2,399	$6,075
Allowances relating to impaired loans included in allowance for loan losses	330	451	869
Balance of impaired loans, without a valuation allowance	1,295	1,792	763
Average balance of impaired loans for the years ended	3,363	6,139	7,495
Interest income recorded on impaired loans during the years ended	122	251	229

Nonperforming assets amounted to $3.8 million at June 30, 2016 and $5.5 million at June 30, 2015, a decrease of $1.7 million, or 30.9%, and total impaired loans amounted to $3.2 million at June 30, 2016 compared to $4.2 million at June 30, 2015, a decrease of $1.0 million, or 23.8%.

Loans on nonaccrual status totaled $3.3 million at June 30, 2016 of which $1.4 million were in the process of foreclosure.  Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2016, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $77,000 of loans which were making payments pursuant to forbearance agreements.   Under the forbearance agreements, the customers have made arrangements with The Bank of Greene County to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, The Bank of Greene County has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $4.6 million at June 30, 2015 of which $1.2 million were in the process of foreclosure.  Included in nonaccrual loans were $2.6 million of loans which were less than 90 days past due at June 30, 2015, but have a recent history of delinquency greater than 90 days past due.

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

Index
Analysis of allowance for loan losses activity

	At or for the Years Ended June 30,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance at the beginning of the period	$8,142	$7,419	$7,040	$6,177	$5,069
Charge-offs:
Residential real estate	-	390	420	421	208
Multi-family	-	-	24	-	-
Commercial real estate	162	133	309	233	212
Home equity	-	121	44	-	-
Consumer installment	245	236	215	246	280
Commercial loans	20	48	205	71	67
Total loans charged off	427	928	1,217	971	767

Recoveries:
Residential real estate	-	6	10	-	7
Multi-family	-	-	7	-	-
Commercial real estate	17	-	-	-	-
Consumer installment	78	61	75	88	82
Commercial loans	2	28	4	-	2
Total recoveries	97	95	96	88	91

Net charge-offs	330	833	1,121	883	676

Provisions charged to operations	1,673	1,556	1,500	1,746	1,784
Balance at the end of the period	$9,485	$8,142	$7,419	$7,040	$6,177

Net charge-offs to average loans outstanding	0.07%	0.20%	0.29%	0.26%	0.22%
Net charge-offs to nonperforming assets	8.75	15.04	16.89	12.30	9.29
Allowance for loan losses to nonperforming loans	278.72	173.53	120.34	102.25	88.03
Allowance for loan losses to total loans receivable	1.79	1.81	1.83	1.92	1.86
Net charge-offs to average assets	0.04	0.12	0.17	0.14	0.12

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	At June 30,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans
Residential real estate	$2,396	44.2%	$2,454	50.3%	$2,731	56.1%	$2,627	58.1%	$2,163	58.2%
Residential construction and land	75	1.1	50	0.8	42	0.7	37	0.7	19	0.6
Multi-family	22	0.7	40	0.9	59	1.0	139	1.5	337	1.7
Commercial real estate	4,541	36.3	3,699	31.6	2,936	28.1	2,476	25.0	2,076	24.3
Commercial construction	502	3.8	233	2.0	38	0.4	392	1.0	407	0.6
Home equity	309	3.9	314	4.7	361	5.1	275	5.6	187	6.9
Consumer installment	228	0.8	223	0.9	240	1.0	222	1.1	207	1.2
Commercial loans	1,412	9.2	1,129	8.8	811	7.6	809	7.0	645	6.5
Unallocated	-	-	-	-	201	-	63	-	136	-
Totals	$9,485	100.0%	$8,142	100.0%	$7,419	100.0%	$7,040	100.0%	$6,177	100.0%

Index
PREMISES AND EQUIPMENT

Premises and equipment amounted to $14.2 million at June 30, 2016 and $14.5 million at June 30, 2015.  Purchases totaled $290,000 during the year ended June 30, 2016.  Depreciation for the year ended June 30, 2016 totaled $629,000.  There were no disposals of premise and equipment during the fiscal year ended June 30, 2016.

OTHER ASSETS

Other assets, consisting primarily of accrued interest receivable, foreclosed real estate and prepaid expenses, totaled $5.9 million at June 30, 2016, compared to $6.3 million at June 30, 2015, a decrease of $414,000.  This decrease was primarily the result of a decrease of $319,000 in prepaid income taxes, $202,000 in other prepaid expenses, and $477,000 in foreclosed real estate partially offset by an increase of $584,000 in accrued interest receivable.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as foreclosed real estate, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis. Upon transfer to foreclosed real estate, if the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.   Foreclosed assets (FRE) totaled $847,000 at June 30, 2015 and consisted of eight properties, consisting of residential real estate.  Four new properties were added to FRE for $384,000 consisting of commercial real estate and vacant land. At June 30, 2016, six properties were sold and three properties were written down based on sales offers or updated listing prices.  This resulted in recognizing net losses totaling $177,000 during the period.    FRE totaled $370,000 at June 30, 2016.

DEPOSITS

Total deposits increased to $738.9 million at June 30, 2016 from $622.7 million at June 30, 2015, an increase of $116.2 million, or 18.7%. Noninterest-bearing deposits increased $14.6 million, or 19.8%, NOW deposits increased $71.2 million, or 29.8%, savings deposits increased $13.4 million, or 8.2%, certificates of deposit increased $7.5 million, or 17.5%, and money market deposits increased $9.5 million, or 9.2%, when comparing June 30, 2016 and 2015. These increases were the result of a $48.7 million increase in municipal deposits at Greene County Commercial Bank. This increase was the result of growth in new account relationships as well as tax collection.  The remainder of the increase was the result of growth in new deposit relationships from our newest branch location in Kingston.  Also, as the result of merger activity of competitors within our market, the Company has been able to acquire new account relationships. Included within certificates of deposits at June 30, 2016 were $10.0 million in brokered certificates of deposit.

	At June 30,
	2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Transaction and savings deposits:
Noninterest-bearing deposits	$88,254	11.9%	$73,678	11.8%	$67,446	11.5%
Certificates of deposit	50,666	6.9	43,121	6.9	48,900	8.3
Savings deposits	177,309	24.0	163,927	26.3	165,227	28.0
Money market deposits	112,905	15.3	103,405	16.7	87,363	14.8
NOW deposits	309,753	41.9	238,586	38.3	220,638	37.4
Total deposits	$738,887	100.0%	$622,717	100.0%	$589,574	100.0%

The amount of certificates of deposit by time remaining to maturity as of June 30, 2016 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Report.

BORROWINGS

Total borrowings from the Federal Home Loan Bank (“FHLB”) increased $4.7 million to $46.4 million at June 30, 2016 compared to $41.7 million at June 30, 2015.  Borrowings from overnight advances increased $3.2 million to $26.1 million at June 30, 2016 from $22.9 million at June 30, 2015. Term borrowings increased $1.5 million to $20.3 million at June 30, 2016 from $18.8 million at June 30, 2015. The Bank’s level of long-term borrowing has been maintained to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates. The Company’s borrowing agreements are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Report.

Index
The table below details additional information related to short-term borrowings for the years ended June 30,

(Dollars in thousands)	2016	2015
Average outstanding balance	$7,962	$6,766
Interest expense	45	27
Weighted average interest rate during the year	0.57%	0.41%
Weighted average interest rate at end of year	0.61%	0.38%

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities and a net deferred tax liability, totaled $9.2 million at June 30, 2016, compared to $7.3 million at June 30, 2015, an increase of $1.9 million.  This increase was due primarily to increased accrued expenses for various employee benefit plans, including the defined benefit pension plan, and supplemental executive retirement plan. For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note 10 Stock Based Compensation of this Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $74.3 million at June 30, 2016 from $66.9 million at June 30, 2015, as net income of $9.0 million and a $73,000 decrease in accumulated other comprehensive loss for the year, were partially offset by dividends declared and paid of $1.9 million.  The remaining change in equity, representing a $199,000 increase, was the result of options exercised under the Company’s 2008 Stock Option Plan.

Selected Equity Data:	At June 30,
	2016	2015
Shareholders’ equity to total assets, at end of period	8.55%	9.06%

Book value per share[3]	$8.77	$7.92
Closing market price of common stock[3]	$16.27	$14.25

	For the years ended June 30,
	2016	2015
Average shareholders’ equity to average assets	8.88%	9.13%
Dividend payout ratio[1]	34.91%	42.35%
Actual dividends paid to net income[2]	20.69%	25.01%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.4% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the quarters ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, December 31, 2014, and September 30, 2014.  Dividends were paid to the MHC during the quarters ended June 30, 2016 and March 31, 2015.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.
3 June 30, 2015 amount restated for comparability to reflect the 2-for-1 stock split effective March 15, 2016.

Index
Comparison of Operating Results for the Years Ended June 30, 2016 and 2015

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the years ended June 30, 2016 and 2015.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Fiscal Years Ended June 30,
		2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-earning Assets:
Loans receivable[1]	$484,999	$22,118	4.56%	$427,506	$19,919	4.66%
Securities[2]	281,308	6,559	2.33	250,247	5,693	2.28
Interest-earning bank balances and federal funds	9,351	48	0.51	5,703	18	0.32
FHLB stock	1,881	77	4.09	1,716	70	4.08
Total interest-earning assets	777,539	28,802	3.70%	685,172	25,700	3.75%
Cash and due from banks	7,978			7,456
Allowance for loan losses	(8,643)			(7,713)
Other noninterest-earning assets	18,945			18,600
Total assets	$795,819			$703,515

Interest-Bearing Liabilities:
Savings and money market deposits	$281,401	$878	0.31%	$264,121	$830	0.31%
NOW deposits	285,420	1,054	0.37	232,576	890	0.38
Certificates of deposit	44,252	309	0.70	45,836	310	0.68
Borrowings	27,835	340	1.22	24,760	272	1.10
Total interest-bearing liabilities	638,908	2,581	0.40%	567,293	2,302	0.41%
Noninterest-bearing deposits	79,922			67,637
Other noninterest-bearing liabilities	6,320			4,363
Shareholders' equity	70,669			64,222
Total liabilities and equity	$795,819			$703,515

Net interest income		$26,221			$23,398
Net interest rate spread			3.30%			3.34%
Net earnings assets	$138,631			$117,879
Net interest margin			3.37%			3.41%
Average interest-earning assets to average interest-bearing liabilities	121.70%			120.78%

[1]	Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Taxable-equivalent net interest income and net interest margin

	For the year ended June 30,
(Dollars in thousands)	2016	2015
Net interest income (GAAP)	$26,221	$23,398
Tax-equivalent adjustment(1)	1,922	1,518
Net interest income (fully taxable-equivalent)	$28,143	$24,916

Average interest-earning assets	$777,539	$685,172
Net interest margin (fully taxable-equivalent)	3.62%	3.64%

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

	Years Ended June 30,
	2016 versus 2015			2015 versus 2014
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$2,634	$(435)	$2,199	$1,755	$(357)	$1,398
Securities[2]	736	130	866	308	213	521
Interest-earning bank balances and federal funds	16	14	30	(25)	3	(22)
FHLB stock	7	-	7	12	3	15
Total interest-earning assets	3,393	(291)	3,102	2,050	(138)	1,912

Interest-Bearing Liabilities:
Savings and money market deposits	48	-	48	40	(149)	(109)
NOW deposits	189	(25)	164	70	(125)	(55)
Certificates of deposit	(10)	9	(1)	(38)	10	(28)
Borrowings	36	32	68	104	3	107
Total interest-bearing liabilities	263	16	279	176	(261)	(85)
Net change in net interest income	$3,130	$(307)	$2,823	$1,874	$123	$1,997

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

As the above table shows, net interest income for the fiscal year ended June 30, 2016 has been affected most significantly by the increase in the volume of loans and securities which has been partially offset by a decrease in yields on loans. Net interest rate spread decreased 4 basis points to 3.30% for the fiscal year ended June 30, 2016 as compared to 3.34% for the fiscal year ended June 30, 2015.  Net interest margin decreased 4 basis points to 3.37% for the fiscal year ended June 30, 2016 as compared to 3.41% for the fiscal year ended June 30, 2015.

Index
INTEREST INCOME

Interest income for the year ended June 30, 2016 amounted to $28.8 million as compared to $25.7 million for the year ended June 30, 2015, an increase of $3.1 million, or 12.1%.  The increase in average loan and securities balances and the increase in securities yields had the greatest impact on interest income when comparing the years ended June 30, 2016 and 2015, which were offset by a decrease in the yield on loans.   Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $777.5 million for the year ended June 30, 2016 as compared to $685.2 million for the year ended June 30, 2015, an increase of $92.3 million, or 13.5%.   The yield earned on such assets decreased 5 basis points to 3.70% for the year ended June 30, 2016 as compared to 3.75% for the year ended June 30, 2015.

Interest income earned on loans amounted to $22.1 million for the year ended June 30, 2016 as compared to $19.9 million for the year ended June 30, 2015.  Average loans outstanding increased $57.5 million, or 13.5%, to $485.0 million for the year ended June 30, 2016 as compared to $427.5 million for the year ended June 30, 2015.  The yield on such loans decreased 10 basis points to 4.56% for the year ended June 30, 2016 as compared to 4.66% for the year ended June 30, 2015. At June 30, 2016, approximately 35.7% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.  However, many of these loans have interest rate floors, which are intended to lessen the impact of any future interest rate reductions within this portfolio.

Interest income earned on securities (excluding FHLB stock) increased to $6.6 million for the year ended June 30, 2016 as compared to $5.7 million for the year ended June 30, 2015.  The average balance of securities increased $31.1 million to $281.3 million for the year ended June 30, 2016 as compared to $250.2 million for the year ended June 30, 2015.  The average yield on such securities increased 5 basis points to 2.33% for the year ended June 30, 2016 as compared to 2.28% for the year ended June 30, 2015.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.  Adjusting for this tax effect, the tax equivalent yield on securities was 2.97% for the year ended June 30, 2016 as compared to 2.84% for the year ended June 30, 2015.

Interest income earned on federal funds and interest-earning deposits amounted to $48,000 for the year ended June 30, 2016 as compared to $18,000 for the year ended June 30, 2015.  The average balance of federal funds and interest-earning deposits increased $3.7 million during this same period.  Dividends on FHLB stock increased to $77,000 for the year ended June 30, 2016 as compared to $70,000 for the year ended June 30, 2015.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2016 amounted to $2.6 million as compared to $2.3 million for the year ended June 30, 2015, an increase of $279,000, or 12.1%.  This increase was the result of an increase in the average balance of interest-bearing liabilities. Total average interest-bearing liabilities increased to $638.9 million for the year ended June 30, 2016 as compared to $567.3 million for the year ended June 30, 2015, an increase of $71.6 million, or 12.6%.  Much of this increase related to deposits, specifically, NOW accounts.  With the continued low interest rate environment, deposit rates remained flat and the overall rate paid on interest-bearing liabilities decreased by only one basis point to 40 basis points for the year ended June 30, 2016 compared to 41 basis points for the year ended June 30, 2015.

Interest expense paid on savings and money market accounts amounted to $878,000 for the year ended June 30, 2016 as compared to $830,000 for the year ended June 30, 2015, an increase of $48,000, or 5.8%. The rate paid on savings and money market accounts remained unchanged at 0.31% for the years ended June 30, 2016 and 2015.  The average balance of savings and money market accounts increased by $17.3 million to $281.4 million for the year ended June 30, 2016 as compared to $264.1 million for the year ended June 30, 2015.

Interest expense paid on NOW accounts amounted to $1.1 million and $890,000 for the years ended June 30, 2016 and 2015, respectively.  The average balance of NOW accounts increased to $285.4 million for the year ended June 30, 2016 as compared to $232.6 million for the year ended June 30, 2015, an increase of $52.8 million.  The average rate paid on NOW accounts decreased 1 basis points to 0.37% for the year ended June 30, 2016 as compared to 0.38% for the year ended June 30, 2015.

Interest expense paid on certificates of deposit amounted to $309,000 for the year ended June 30, 2016 as compared to $310,000 for the year ended June 30, 2015, a decrease of $1,000.  The average rate paid on certificates of deposit increased 2 basis points to 0.70% for the year ended June 30, 2016 as compared to 0.68% for the year ended June 30, 2015.  The average balance on certificates of deposit decreased to $44.3 million for the year ended June 30, 2016 as compared to $45.8 million for the year ended June 30, 2015.  The rate paid on certificates of deposit has increased as a result of an increase in balances within the five year maturity category.  The Bank has promoted its five year certificate of deposit product during the years ended June 30, 2015 and 2016 in order to lock in the rate on lower costing liabilities as part of its overall interest rate risk strategy.

Interest expense on borrowings amounted to $340,000 for the year ended June 30, 2016 as compared to $272,000 for the year ended June 30, 2015, as the rate paid on such borrowings increased 12 basis points to 1.22% from 1.10% for these same periods.  The average balance of borrowings increased $3.0 million to $27.8 million for the year ended June 30, 2016 as compared to $24.8 million for the year ended June 30, 2015.

Index
PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. The provision for loan losses amounted to $1.7 million and $1.6 million for the years ended June 30, 2016 and 2015, respectively.  The level of provision has remained flat as the result of the growth in commercial real estate and commercial loans, which has been offset by a continued decline in nonperforming loans and loans adversely classified. Loans designated special mention or watch and loans adversely classified as substandard decreased $1.6 million to $6.6 million at June 30, 2016 compared to $8.2 million at June 30, 2015. Nonperforming loans amounted to $3.4 million and $4.7 million at June 30, 2016 and 2015, respectively. At June 30, 2016, nonperforming assets were 0.43% of total assets and nonperforming loans were 0.65% of net loans. Net charge-offs amounted to $330,000 and $833,000 for the years ended June 30, 2016 and 2015, respectively, a decrease of $503,000.  The level of allowance for loan losses to total loans receivable decreased to 1.79% at June 30, 2016 compared to 1.81% at June 30, 2015.  We have not originated “no documentation” mortgage loans and our loan portfolio does not include any mortgage loans that we classify as sub-prime.

NONINTEREST INCOME

(Dollars in thousands)	For the Years ended June 30,		Change from Prior Year
Noninterest income:	2016	2015	Amount	Percent
Service charges on deposit accounts	$2,880	$2,779	$101	3.63%
Debit card fees	1,824	1,694	130	7.67
Investment services	383	403	(20)	(4.96)
E-commerce fees	97	101	(4)	(3.96)
Other operating income	781	720	61	8.47
Total noninterest income	$5,965	$5,697	$268	4.70%

Noninterest income increased $268,000, or 4.7%, to $6.0 million for the year ended June 30, 2016 as compared to $5.7 million for the year ended June 30, 2015. This increase was primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards.  Also, impacting the year ended June 30, 2016, was an increase in other operating income which was primarily the result of income generated by loan fees.

NONINTEREST EXPENSE

(Dollars in thousands)	For the Years ended June 30,		Change from Prior Year
Noninterest expense:	2016	2015	Amount	Percent
Salaries and employee benefits	$10,490	$9,855	$635	6.44%
Occupancy expense	1,432	1,548	(116)	(7.49)
Equipment and furniture expense	537	524	13	2.48
Service and data processing fees	1,912	1,714	198	11.55
Computer software, supplies and support	443	522	(79)	(15.13)
Advertising and promotion	373	294	79	26.87
FDIC insurance premiums	417	404	13	3.22
Legal and professional fees	1,023	1,037	(14)	(1.35)
Other	2,244	2,134	110	5.15
Total noninterest expense	$18,871	$18,032	$839	4.65%

Noninterest expense increased $839,000, or 4.7%, to $18.9 million for the year ended June 30, 2016 as compared to $18.0 million for the year ended June 30, 2015. Salaries and employee benefits expenses increased $635,000 when comparing the years ended June 30, 2016 and 2015, respectively, primarily due to the opening of a new branch in Kingston during the third quarter of fiscal 2015, as well as additional staffing within our lending department and customer service center. Service and data processing fees also increased $198,000 when comparing the years ended June 30, 2016 and 2015, respectively, as a result of an upgrade to a new online banking platform during the second quarter of fiscal 2016. Advertising and promotion costs increased $79,000 when comparing the years ended June 30, 2016 and 2015, respectively, as a result of increased marketing within our new market area in Ulster County. Partially offsetting these increases was a decrease in occupancy expense of $116,000 when comparing the years ended June 30, 2016 and 2015, respectively, which was primarily due to lower fuel prices and lower snow removal costs as a result of a mild winter season.  Additionally, other noninterest expense increased $110,000 when comparing the years ended June 30, 2016 and 2015. Contributing to this increase were increased costs related to Greene Risk Management, Inc., service charges paid to correspondent banks, and increased postage costs resulting from increased advertising and promotion.

Index
INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 23.0% for the year ended June 30, 2016, compared to 24.4% for the year ended June 30, 2015.   The effective tax rate has continued to decline as a result of income derived from tax exempt bonds and loans as well as continued loan growth within the Company’s real estate investment trust subsidiary.  Also contributing to the lower effective income tax rate is the tax benefits derived from the Company’s pooled captive insurance company, as premium income received by the pooled captive insurance company is exempt from income taxes.  The premiums paid to the pooled captive insurance company by the Company and its banking subsidiaries are tax deductible.

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

Greene County Bancorp, Inc.’s primary investing activities are the origination of residential one- to four-family and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $81.7 million and $47.5 million and purchases of securities totaled $123.4 million and $68.5 million for the years ended June 30, 2016 and 2015, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2016 and 2015, as Greene County Bancorp, Inc. originated loans for retention in its portfolio.

Greene County Bancorp, Inc. experienced a net increase in total deposits of $116.2 million and $33.1 million for the years ended June 30, 2016 and 2015, respectively.  The level of interest rates and products offered by local competitors are some factors affecting deposit flows.  The Company continues to benefit from consolidation of other depository institutions within its market area and has successfully launched several marketing campaigns aimed at different segments of the market.

Greene County Bancorp, Inc. monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in overnight federal funds.  In the event Greene County Bancorp, Inc. requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During the year ended June 30, 2016, The Bank of Greene County’s maximum borrowing from FHLB reached $64.0 million and the minimum amounted to $18.8 million.  The $46.4 million borrowing at June 30, 2016 consisted of $26.1 million in overnight borrowings, $20.3 million in term borrowings with maturities ranging between 2016 through 2021.  The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2016 and 2015:

(In thousands)	2016	2015
Unfunded loan commitments	$41,383	$27,449
Unused lines of credit	30,636	30,257
Total commitments	$72,019	$57,706

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit scheduled to mature in one year or less from June 30, 2015 totaled $27.9 million.  Based upon Greene County Bancorp, Inc.’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with Greene County Bancorp, Inc.

At June 30, 2016 and 2015, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 17. Regulatory Matters of this Report. Shareholders’ equity represented 8.6% and 9.1% of total consolidated assets at June 30, 2016 and  2015, respectively.

Greene County Bancorp, Inc.’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on Greene County Bancorp, Inc.’s operating, financing, lending and investing activities during any given period.  At June 30, 2016, cash and cash equivalents totaled $15.9 million, or 1.8% of total assets.

Index
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

Index
UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth a summary of selected financial data at and for the years ended June 30, 2016 and 2015 and quarter ends within those years.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

The year ended June 30, 2016
Loans receivable, net	$460,458	$478,204	$493,131	$522,764
Deposits	664,308	669,189	750,309	738,887

Interest income	6,863	7,136	7,263	7,540
Interest expense	614	626	652	689
Net interest income	6,249	6,510	6,611	6,851
Provision for loan losses	374	343	421	535
Noninterest income	1,484	1,531	1,418	1,532
Noninterest expense	4,558	4,680	4,804	4,829
Income before provision for income taxes	2,801	3,018	2,804	3,019
Net income	2,150	2,320	2,161	2,332
Basic earnings per share[1]	0.25	0.27	0.26	0.28
Diluted earnings per share[1]	0.25	0.27	0.25	0.28

The year ended June 30, 2015
Loans receivable, net	$406,694	$422,716	$435,310	$443,496
Deposits	611,308	583,181	644,841	622,717

Interest income	6,241	6,407	6,467	6,585
Interest expense	562	563	579	598
Net interest income	5,679	5,844	5,888	5,987
Provision for loan losses	411	305	416	424
Noninterest income	1,469	1,440	1,318	1,470
Noninterest expense	4,277	4,496	4,521	4,738
Income before provision for income taxes	2,460	2,483	2,269	2,295
Net income	1,775	1,811	1,784	1,819
Basic earnings per share[1]	0.21	0.21	0.21	0.22
Diluted earnings per share[1]	0.21	0.21	0.21	0.21

1 Amounts in period during the year ended June 30, 2015 and the six months ended December 31, 2015 have been  restated for comparability to reflect the 2-for-1 stock split effective March 15, 2016.

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

Greene County Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Michelle Plummer
Donald E. Gibson	Michelle Plummer, CPA
President and Chief Executive Officer	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Greene County Bancorp, Inc.
Catskill, New York

We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. and Subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancorp, Inc. and Subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
September 28, 2016

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2016 and 2015
(In thousands, except share and per share amounts)

ASSETS	2016	2015
Total cash and cash equivalents	$15,895	$15,538

Long term certificates of deposit	2,210	1,230
Securities available-for-sale, at fair value	100,123	86,034
Securities held-to-maturity, at amortized cost (fair value $214,058 at June 30, 2016; $171,976 at June 30, 2015)	204,935	169,000
Federal Home Loan Bank stock, at cost	2,752	2,494

Loans	531,290	450,755
Allowance for loan losses	(9,485)	(8,142)
Unearned origination fees and costs, net	959	883
Net loans receivable	522,764	443,496

Premises and equipment, net	14,176	14,515
Accrued interest receivable	3,610	3,026
Foreclosed real estate	370	847
Prepaid expenses and other assets	1,946	2,467
Total assets	$868,781	$738,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$88,254	$73,678
Interest-bearing deposits	650,633	549,039
Total deposits	738,887	622,717

Borrowings from Federal Home Loan Bank, short-term	26,100	22,900
Borrowings from Federal Home Loan Bank, long-term	20,300	18,800
Accrued expenses and other liabilities	9,193	7,310
Total liabilities	794,480	671,727

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares at June 30, 2016, and 4,305,670 shares at June 30, 2015; Outstanding 8,475,614 shares at June 30, 2016, and 4,222,357 shares at June 30, 2015	861	431
Additional paid-in capital	10,872	11,220
Retained earnings	63,805	56,696
Accumulated other comprehensive loss	(725)	(798)
Treasury stock, at cost 135,726 shares at June 30, 2016, and 83,313 shares at June 30, 2015	(512)	(629)
Total shareholders’ equity	74,301	66,920
Total liabilities and shareholders’ equity	$868,781	$738,647

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2016 and 2015
(In thousands, except share and per share amounts)

	2016	2015
Interest income:
Loans	$22,118	$19,919
Investment securities - taxable	566	548
Mortgage-backed securities	3,080	2,865
Investment securities - tax exempt	2,990	2,350
Interest-bearing deposits and federal funds sold	48	18
Total interest income	28,802	25,700

Interest expense:
Interest on deposits	2,241	2,030
Interest on borrowings	340	272
Total interest expense	2,581	2,302

Net interest income	26,221	23,398
Provision for loan losses	1,673	1,556
Net interest income after provision for loan losses	24,548	21,842

Noninterest income:
Service charges on deposit accounts	2,880	2,779
Debit card fees	1,824	1,694
Investment services	383	403
E-commerce fees	97	101
Other operating income	781	720
Total noninterest income	5,965	5,697

Noninterest expense:
Salaries and employee benefits	10,490	9,855
Occupancy expense	1,432	1,548
Equipment and furniture expense	537	524
Service and data processing fees	1,912	1,714
Computer software, supplies and support	443	522
Advertising and promotion	373	294
FDIC insurance premiums	417	404
Legal and professional fees	1,023	1,037
Other	2,244	2,134
Total noninterest expense	18,871	18,032

Income before provision for income taxes	11,642	9,507
Provision for income taxes	2,679	2,318
Net income	$8,963	$7,189

Basic earnings per share	$1.06	$0.85
Basic average shares outstanding	8,459,327	8,437,342
Diluted earnings per share	$1.06	$0.85
Diluted average shares outstanding	8,476,292	8,497,374
Dividends per share	$0.37	$0.36

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2016 and 2015
(In thousands)

	2016	2015
Net income	$8,963	$7,189
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of income taxes of $328 and $182, respectively	520	288

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $6 and $139, respectively	9	220

Pension actuarial loss, net of income tax benefit of ($340) and ($259)	(539)	(409)

Amortization of pension actuarial losses recognized in salaries and benefits, net of income taxes of $52 and $97, respectively	83	153

Total other comprehensive income net of taxes	73	252

Comprehensive income	$9,036	$7,441

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2016 and 2015
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2014	$431	$11,208	$51,305	$(1,050)	$(694)	$61,200
Options exercised		(4)			65	61
Tax benefit of stock based compensation		16				16
Dividends declared[2]			(1,798)			(1,798)
Net income			7,189			7,189
Other comprehensive income, net of taxes				252		252
Balance at June 30, 2015	$431	$11,220	$56,696	$(798)	$(629)	$66,920
Options exercised		76			117	193
Tax benefit of stock based compensation		6				6
2-for-1 stock split[1]	430	(430)				-
Dividends declared[2]			(1,854)			(1,854)
Net income			8,963			8,963
Other comprehensive income, net of taxes				73		73
Balance at June 30, 2016	$861	$10,872	$63,805	$(725)	$(512)	$74,301

[1]	On March 15, 2016, the Company issued an additional 4,305,670 shares at a par value of $0.10 per share as a result of the payment of a 2-for-1 stock split.
[2]
Dividends declared were $0.37 per share and $0.36 per share for the years ended June 30, 2016 and 2015, adjusted for 2-for-1 stock split. This is based on total number of shares outstanding.  However, Greene County Bancorp, MHC, the owner of 54.4% of the Company’s shares outstanding at June 30, 2016, waived its right to receive dividends declared during the quarters ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, December 31, 2014, and September 30, 2014.  Dividends were paid to the MHC during the quarters ended June 30, 2016 and March 31, 2015. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2016 and 2015
(In thousands)

	2016	2015
Cash flows from operating activities:
Net Income	$8,963	$7,189
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	629	545
Deferred income tax (benefit) expense	(714)	488
Net amortization of premiums and discounts	716	1,145
Net amortization of deferred loan costs and fees	393	369
Provision for loan losses	1,673	1,556
Loss on sale of foreclosed real estate	177	136
Excess tax benefit from stock based compensation	(6)	(16)
Net increase in accrued income taxes	597	1,703
Net increase in accrued interest receivable	(584)	(316)
Net decrease (increase) in prepaid expenses and other assets	202	(819)
Net increase in other liabilities	1,535	818
Net cash provided by operating activities	13,581	12,798

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	47,939	6,672
Purchases of securities	(65,364)	(41,682)
Principal payments on securities	3,996	5,241
Securities held-to-maturity:
Proceeds from maturities	13,376	30,993
Purchases of securities	(58,003)	(26,840)
Principal payments on securities	8,179	8,363
Net purchase of Federal Home Loan Bank Stock	(258)	(933)
Purchase of long term certificate of deposit	(980)	(980)
Net increase in loans receivable	(81,718)	(47,466)
Proceeds from sale of foreclosed real estate	684	844
Purchases of premises and equipment	(290)	(753)
Net cash used in investing activities	(132,439)	(66,541)

Cash flows from financing activities:
Net increase in short-term FHLB advances	3,200	19,750
Proceeds from long-term FHLB advances	1,500	4,300
Payment of cash dividends	(1,854)	(1,798)
Proceeds from issuance of stock options	193	61
Excess tax benefit from stock based compensation	6	16
Net increase in deposits	116,170	33,143
Net cash provided by financing activities	119,215	55,472

Net increase in cash and cash equivalents	357	1,729
Cash and cash equivalents at beginning of year	15,538	13,809
Cash and cash equivalents at end of year	$15,895	$15,538

Non-cash investing activities:
Foreclosed loans transferred to other real estate	$384	$1,354
Cash paid during period for:
Interest	$2,571	$2,304
Income taxes	$2,795	$127

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

Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries.  The Bank of Greene County has 13 full-service offices and an operations center located in its market area consisting of the Hudson Valley of New York.  The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by The Bank of Greene County are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.  Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of Greene County Bancorp, Inc., incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

As a federal savings association, The Bank of Greene County must satisfy the qualified thrift lender, or “QTL”, requirement by meeting one of two tests: the Home Owners’ Loan Act (“HOLA”)  QTL test or the Internal Revenue Service (IRS) Domestic Building and Loan Association (DBLA) test.  The federal savings association may use either test to qualify and may switch from one test to the other.

Under the HOLA QTL test, The Bank of Greene County must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

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

Under the IRS DBLA test, the Bank must meet the business operations test and the 60% of assets test.  The business operations test requires that the federal savings association’s business consists primarily of acquiring the savings of the public (75% of its deposits, withdrawable shares, and other obligations must be held by the general public) and investing in loans (more than 75% of its gross income consists of interest on loans and government obligations and various other specified types of operating income that federal savings associations ordinarily earn).  For the 60% of assets test, the Bank must maintain at least 60% of its total in “qualified investments” as of the close of the taxable year or, at the option of the taxpayer, may be computed on the basis of the average assets outstanding during the taxable year.

Index
A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. During the years ended June 30, 2016 and 2015, The Bank of Greene County opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions, investments (with original maturity of three months or less), and overnight federal funds sold.  The amounts of interest-bearing deposits included as cash equivalents at June 30, 2016 and 2015 were $6.0 million and $7.0 million, respectively.

Securities

Greene County Bancorp, Inc. has classified its investments in debt and equity securities as either available-for-sale or held-to-maturity.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income (loss) component of shareholders’ equity, net of applicable income taxes.  Held-to-maturity securities are those debt securities which management has the intent the ability to hold to maturity and are reported at amortized cost.  The Company does not have trading securities in its portfolio.

Realized gains or losses on security transactions are reported in earnings and computed using the specific identification cost basis.  Fair values of securities are based on quoted market prices, where available.  Valuation of securities is further described in Note 16, Fair Value Measurements and Fair Value of Financial Instruments.  Amortization of bond premiums and accretion of bond discounts are amortized over the expected life of the securities using the interest method.

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

Index
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

Allowance for Loan Losses

The allowance for loan losses is maintained by a provision for loan losses charged to expense, reduced by net charge-offs and increased by recoveries of loans previously charged off.  The level of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, payment status of the loan and economic conditions.  The Bank of Greene County considers smaller balance residential mortgages, home equity loans, commercial real estate, business loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential, commercial real estate mortgage and business loans are reviewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral, less estimated costs to sell.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

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

Index
Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock.  From time to time, Greene County Bancorp, Inc. may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to Greene County Bancorp, Inc.’s earnings per share, book value per share and general market and economic factors.  The Company has a stock repurchase program which allows for the repurchase of up to 181,692 shares. As of June 30, 2016, 124,956 shares had been repurchased under this plan.  There were no shares repurchased during fiscal 2016 or 2015.  The Company currently does not intend to repurchase any additional shares under this stock repurchase program. Common stock may also be acquired in order to have shares available for issuance under the Stock Option Plans.  For more information regarding these plans see Note 10, Stock-Based Compensation of this Report.  No repurchases of stock were made during the year ended June 30, 2016 or 2015.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the years ended June 30, 2016 or 2015.

Advertising

Greene County Bancorp, Inc. follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $373,000 and $294,000 for the years ended June 30, 2016 and 2015, respectively.

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

Index
Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU) (ASU 2014-09) to amend its guidance on “Revenue from Contracts with Customers (Topic 606).  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. In August, 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10) and May 2016 (ASU 2016-12), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09.  The amendments in ASU 2014-09 are effective for public business entities for annual periods, beginning after December 15, 2017.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

Index
In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach).  The Company is currently evaluating the potential impact on our consolidated results of operations or financial position.

Note 2.  Balances at other banks

The Bank of Greene County is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The amount of this reserve requirement, included in cash and due from banks, was $1.7 million and $1.3 million at June 30, 2016 and 2015, respectively.

Note 3.  Securities

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2016, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

Index
Securities at June 30, 2016 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,587	$304	$-	$4,891
State and political subdivisions	60,491	8	-	60,499
Mortgage-backed securities-residential	6,360	185	5	6,540
Mortgage-backed securities-multi-family	22,594	1,285	-	23,879
Asset-backed securities	5	-	-	5
Corporate debt securities	4,028	129	-	4,157
Total debt securities	98,065	1,911	5	99,971
Equity securities	62	90	-	152
Total securities available-for-sale	98,127	2,001	5	100,123
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	32	-	2,032
State and political subdivisions	99,040	5,003	3	104,040
Mortgage-backed securities-residential	13,543	606	-	14,149
Mortgage-backed securities-multi-family	87,204	3,471	4	90,671
Corporate debt securities	1,000	-	-	1,000
Other securities	2,148	18	-	2,166
Total securities held-to-maturity	204,935	9,130	7	214,058
Total securities	$303,062	$11,131	$12	$314,181

Securities at June 30, 2015 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$7,608	$247	$-	$7,855
State and political subdivisions	39,574	9	1	39,582
Mortgage-backed securities-residential	7,797	155	10	7,942
Mortgage-backed securities-multi-family	25,291	486	42	25,735
Asset-backed securities	10	-	1	9
Corporate debt securities	4,544	242	12	4,774
Total debt securities	84,824	1,139	66	85,897
Equity securities	62	75	-	137
Total securities available-for-sale	84,886	1,214	66	86,034
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	-	49	1,951
State and political subdivisions	81,501	2,137	187	83,451
Mortgage-backed securities-residential	17,468	768	-	18,236
Mortgage-backed securities-multi-family	67,239	990	665	67,564
Other securities	792	-	18	774
Total securities held-to-maturity	169,000	3,895	919	171,976
Total securities	$253,886	$5,109	$985	$258,010

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$924	$5	1	$-	$-	-	$924	$5	1
Total securities available-for-sale	924	5	1	-	-	-	924	5	1
Securities held-to-maturity:
State and political subdivisions	272	2	1	175	1	2	447	3	3
Mortgage-backed securities-multi-family	499	4	4	-	-	-	499	4	4
Total securities held-to-maturity	771	6	5	175	1	2	946	7	7
Total securities	$1,695	$11	6	$175	$1	2	$1,870	$12	8

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

Management evaluated these securities considering the factors as outlined in Note 1 of these consolidated financial statements, and based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2016 or 2015. During the years ended June 30, 2016 and 2015, there were no sales of securities and no gains or losses were recognized.  There were no other-than-temporary impairment losses recognized during the years ended June 30, 2016 and 2015.

Index
The estimated fair values of debt securities at June 30, 2016, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$60,946	$60,960
After one year through five years	8,160	8,587
After five years through ten years	-	-
After ten years	-	-
Total available-for-sale debt securities	69,106	69,547
Mortgage-backed and asset-backed securities	28,959	30,424
Equity securities	62	152
Total available-for-sale securities	98,127	100,123

Held-to-maturity debt securities
Within one year	14,049	14,336
After one year through five years	52,196	54,076
After five years through ten years	26,629	28,324
After ten years	11,314	12,502
Total held-to-maturity debt securities	104,188	109,238
Mortgage-backed	100,747	104,820
Total held-to-maturity securities	204,935	214,058
Total securities	$303,062	$314,181

As of June 30, 2016 and 2015, respectively, securities with an aggregate fair value of $291.6 million and $223.1 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of June 30, 2016 and 2015, securities with an aggregate fair value of $4.2 million and $4.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the years ended June 30, 2016 or 2015.

Note 4.  Loans

Loan segments and classes at June 30, 2016 and 2015 are summarized as follows:

	At June 30,
(In thousands)	2016	2015
Residential real estate:
Residential real estate	$234,992	$226,648
Residential construction and land	5,575	3,621
Multi-family	3,918	4,287
Commercial real estate:
Commercial real estate	192,678	142,323
Commercial construction	20,159	8,936
Consumer loan:
Home equity	20,893	21,019
Consumer installment	4,350	4,123
Commercial loans	48,725	39,798
Total gross loans	531,290	450,755
Allowance for loan losses	(9,485)	(8,142)
Deferred fees and costs	959	883
Loans receivable, net	$522,764	$443,496

At June 30, 2016 and 2015, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

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

Loan balances by internal credit quality indicator as of June 30, 2016 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$232,321	$757	$94	$1,820	$234,992
Residential construction and land	5,575	-	-	-	5,575
Multi-family	3,820	-	-	98	3,918
Commercial real estate	190,293	52	531	1,802	192,678
Commercial construction	20,159	-	-	-	20,159
Home equity	20,555	321	12	5	20,893
Consumer installment	4,340	10	-	-	4,350
Commercial loans	47,598	26	8	1,093	48,725
Total gross loans	$524,661	$1,166	$645	$4,818	$531,290

Loan balances by internal credit quality indicator as of June 30, 2015 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$224,195	$638	$97	$1,718	$226,648
Residential construction and land	3,621	-	-	-	3,621
Multi-family	4,182	-	-	105	4,287
Commercial real estate	138,468	-	986	2,869	142,323
Commercial construction	8,936	-	-	-	8,936
Home equity	20,731	-	15	273	21,019
Consumer installment	4,117	6	-	-	4,123
Commercial loans	38,334	-	844	620	39,798
Total gross loans	$442,584	$644	$1,942	$5,585	$450,755

The Company had no loans classified Doubtful or Loss at June 30, 2016 or 2015.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at June 30, 2016 and 2015.  Loans on nonaccrual status totaled $3.3 million at June 30, 2016 of which $1.5 million were in the process of foreclosure. At June 30, 2016, there were nine residential loans in the process of foreclosure totaling $867,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2016, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $77,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings. Loans on nonaccrual status totaled $4.6 million at June 30, 2015 of which $1.2 million were in the process of foreclosure.  Included in nonaccrual loans were $2.6 million of loans which were less than 90 days past due at June 30, 2015, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2016:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,533	$637	$938	$3,108	$231,884	$234,992	$1,207
Residential construction and land	-	-	-	-	5,575	5,575	-
Multi-family	47	-	-	47	3,871	3,918	-
Commercial real estate	324	793	590	1,707	190,971	192,678	1,899
Commercial construction	-	-	-	-	20,159	20,159	-
Home equity	17	321	17	355	20,538	20,893	18
Consumer installment	34	10	-	44	4,306	4,350	-
Commercial loans	392	112	-	504	48,221	48,725	202
Total gross loans	$2,347	$1,873	$1,545	$5,765	$525,525	$531,290	$3,326

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2015:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,233	$329	$785	$2,347	$224,301	$226,648	$1,087
Residential construction and land	28	-	-	28	3,593	3,621	-
Multi-family	-	-	-	-	4,287	4,287	-
Commercial real estate	339	1	1,132	1,472	140,851	142,323	2,964
Commercial construction	-	-	-	-	8,936	8,936	-
Home equity	244	-	33	277	20,742	21,019	169
Consumer installment	25	6	-	31	4,092	4,123	-
Commercial loans	-	-	175	175	39,623	39,798	388
Total gross loans	$1,869	$336	$2,125	$4,330	$446,425	$450,755	$4,608

The Bank of Greene County had accruing loans delinquent 90 days or more totaling $77,000 and $84,000 as of June 30, 2016 and 2015, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2016	2015
Interest income that would have been recorded if loans had been performing in accordance with original terms	$247	$340
Interest income that was recorded on nonaccrual loans	142	250

Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are reviewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2016			For the year ended June 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$266	$266	$-	$243	$5
Commercial real estate	1,024	1,231	-	1,085	29
Home equity	5	5	-	48	1
Total impaired loans with no allowance	1,295	1,502	-	1,376	35

With an allowance recorded:
Residential real estate	1,457	1,457	267	1,411	57
Commercial real estate	405	405	61	487	25
Commercial loans	85	85	2	89	5
Total impaired loans with allowance	1,947	1,947	330	1,987	87

Total impaired loans:
Residential real estate	1,723	1,723	267	1,654	62
Commercial real estate	1,429	1,636	61	1,572	54
Home equity	5	5	-	48	1
Commercial loans	85	85	2	89	5
Total impaired loans	$3,242	$3,449	$330	$3,363	$122

	As of June 30, 2015			For the year ended June 30, 2015
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$432	$432	$-	$508	$27
Commercial real estate	1,206	1,412	-	1,000	45
Home equity	154	154	-	70	1
Commercial loans	-	-	-	208	14
Total impaired loans with no allowance	1,792	1,998	-	1,786	87

With an allowance recorded:
Residential real estate	1,411	1,411	263	2,176	80
Commercial real estate	895	895	187	1,675	61
Home equity	-	-	-	154	-
Commercial loans	93	93	1	348	23
Total impaired loans with allowance	2,399	2,399	451	4,353	164

Total impaired loans:
Residential real estate	1,843	1,843	263	2,684	107
Commercial real estate	2,101	2,307	187	2,675	106
Home equity	154	154	-	224	1
Commercial loans	93	93	1	556	37
Total impaired loans	$4,191	$4,397	$451	$6,139	$251

Index
The table below details additional information regarding loans modified as a troubled debt restructuring during the years ended June 30, 2016 and 2015:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Year ended June 30, 2016 Residential real estate	-	$-	$-	$-

Year ended June 30, 2015 Residential real estate	1	$164	$184	$183

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2015 or 2014 which have subsequently defaulted during the years ended June 30, 2016 or 2015, respectively.

The loan presented in the above table had been classified as a troubled debt restructuring due to concessions granted to the debtors that The Bank of Greene County would not otherwise consider as a result of financial difficulties of the borrowers.  For this loan, concessions consisted of additional funds advanced, interest rate reduction and extension of the maturity.  At June 30, 2015, this loan was returned to accrual status as it has performed under the terms of the modification, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt.  This loan identified as a troubled debt restructuring has been evaluated for impairment and the impact to the allowance for loan losses was immaterial.

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

	Activity for the year ended June 30, 2016
(In thousands)	Balance June 30, 2015	Charge-offs	Recoveries	Provision	Balance June 30, 2016
Residential real estate	$2,454	$-	$-	$(58)	$2,396
Residential construction and land	50	-	-	25	75
Multi-family	40	-	-	(18)	22
Commercial real estate	3,699	162	17	987	4,541
Commercial construction	233	-	-	269	502
Home equity	314	-	-	(5)	309
Consumer installment	223	245	78	172	228
Commercial loans	1,129	20	2	301	1,412
Total	$8,142	$427	$97	$1,673	$9,485

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2016 Impairment Analysis		Ending Balance June 30, 2016 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$267	$2,129	$1,723	$233,269
Residential construction and land	-	75	-	5,575
Multi-family	-	22	-	3,918
Commercial real estate	61	4,480	1,429	191,249
Commercial construction	-	502	-	20,159
Home equity	-	309	5	20,888
Consumer installment	-	228	-	4,350
Commercial loans	2	1,410	85	48,640
Total	$330	$9,155	$3,242	$528,048

	Activity for the year ended June 30, 2015
(In thousands)	Balance June 30, 2014	Charge-offs	Recoveries	Provision	Balance June 30, 2015
Residential real estate	$2,731	$390	$6	$107	$2,454
Residential construction and land	42	-	-	8	50
Multi-family	59	-	-	(19)	40
Commercial real estate	2,936	133	-	896	3,699
Commercial construction	38	-	-	195	233
Home equity	361	121	-	74	314
Consumer installment	240	236	61	158	223
Commercial loans	811	48	28	338	1,129
Unallocated	201	-	-	(201)	-
Total	$7,419	$928	$95	$1,556	$8,142

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2015 Impairment Analysis		Ending Balance June 30, 2015 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$263	$2,191	$1,843	$224,805
Residential construction and land	-	50	-	3,621
Multi-family	-	40	-	4,287
Commercial real estate	187	3,512	2,101	140,222
Commercial construction	-	233	-	8,936
Home equity	-	314	154	20,865
Consumer installment	-	223	-	4,123
Commercial loans	1	1,128	93	39,705
Unallocated	-	-	-	-
Total	$451	$7,691	$4,191	$446,564

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of June 30, 2016 and 2015:

(in thousands)	2016	2015
Residential real estate	$61	$847
Land	65	-
Commercial real estate	244	-
Total foreclosed real estate	$370	$847

Note 5.  Premises and Equipment

A summary of premises and equipment at June 30, 2016 and 2015, is as follows:

(In thousands)	2016	2015
Land	$2,883	$2,883
Building and improvements	15,792	15,693
Furniture and equipment	4,233	4,042
Less: accumulated depreciation	(8,732)	(8,103)
Total premises and equipment	$14,176	$14,515

Note 6.  Deposits

Major classifications of deposits at June 30, 2016 and 2015 are summarized as follows:

(In thousands)	2016	2015
Noninterest-bearing deposits	$88,254	$73,678
Certificates of deposit	50,666	43,121
Savings deposits	177,309	163,927
Money market deposits	112,905	103,405
NOW deposits	309,753	238,586
Total deposits	$738,887	$622,717

Advance payments by borrowers for taxes and insurance totaling $6,590,000 and $6,092,000 at June 30, 2016 and 2015, respectively, are included in savings deposits.

Related party deposits are not material.

Index
The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2016.

(In thousands)	3 months or less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000	$15,222	$4,165	$3,246	$13,346	$35,979
Certificates of deposit $100,000 or more	2,276	1,002	1,984	9,425	14,687
Total certificates of deposit	$17,498	$5,167	$5,230	$22,771	$50,666

The aggregate amount of certificates of deposit in denominations of $250,000 or more (the amount which exceeds the FDIC insurance limit) was $2,824,000 at June 30, 2016.  Certificates of deposit less than $100,000 due within 3 months or less, includes $10.0 million in brokered deposits.

Scheduled maturities of certificates of deposit at June 30, 2016 were as follows:

(In thousands)
The year ended June 30,
2017	$27,895
2018	7,849
2019	7,555
2020	5,322
2021	2,045
$50,666

Note 7.  Borrowings

At June 30, 2016, The Bank of Greene County had pledged approximately $210.7 million of its residential mortgage portfolio as collateral for borrowing and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $177.0 million at June 30, 2016, of which $46.4 million in borrowings were outstanding at June 30, 2016.  There were $26.1 million of short term borrowings outstanding at June 30, 2016.  Interest rates on short term borrowings are determined at the time of borrowing.  Long-term fixed rate, fixed term advances totaled $20.3 million with a weighted average rate of 1.48% and a weighted average maturity of 30 months.  The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates. The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At June 30, 2016 and 2015, there were no outstanding letters of credit.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2016, approximately $4.2 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at June 30, 2016 or 2015.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $5.0 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At June 30, 2016 and 2015, there were no balances outstanding on any of these lines of credit.

Scheduled maturities of long-term borrowings at June 30, 2016 were as follows:

(In thousands)
Within the year ended June 30,
2017	$2,500
2018	4,500
2019	5,500
2020	6,000
2021	1,800
$20,300

Index
Note 8.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of June 30, 2016 and 2015, respectively, are presented in the following table:

(In thousands)	2016	2015
Unrealized gains on available-for-sale securities, net of tax	$1,224	$704
Unrealized loss on securities transferred to held-to-maturity, net of tax	(2)	(11)
Net losses and past service liability for defined benefit plan, net of tax	(1,947)	(1,491)
Accumulated other comprehensive loss	$(725)	$(798)

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

Information regarding the single-employer defined benefit pension plan at June 30, 2016 and 2015 is as follows:

(In thousands)
Change in projected benefit obligation:	2016	2015
Benefit obligation at beginning of year	$5,457	$5,311
Interest cost	232	220
Actuarial loss	695	428
Benefits paid	(213)	(502)
Benefit obligation at June 30	6,171	5,457

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	4,481	4,887
Actual return on plan assets	123	96
Employer contributions	-	-
Benefits paid	(213)	(502)
Fair value of plan assets at June 30	4,391	4,481
Underfunded status at June 30 included in other liabilities	$1,780	$976

The Company does not anticipate that it will make any contributions during the year ended June 30, 2017.

The components of net periodic pension costs related to the defined benefit pension plan for the years ended June 30, 2016 and 2015 were as follows:

(In thousands)	2016	2015
Interest cost	$232	$220
Expected return on plan assets	(307)	(335)
Amortization of net loss	135	106
Effect of settlement	-	144
Net periodic pension cost	$60	$135

The accumulated benefit obligation for the pension plan was $6.2 million and $5.5 million at June 30, 2016 and 2015, respectively. The Society of Actuaries released new mortality tables in 2014 which the Company utilized in its pension plan revaluation at June 30, 2015.  The change in mortality assumption resulted in an increase to the pension plan’s accumulated benefit obligation of $468,600 at June 30, 2015.

Index
Changes in plan assets and benefit obligations recognized in other comprehensive loss during the years ended June 30, 2016 and 2015 consisted of the following:

(In thousands)	2016	2015
Actuarial loss on plan assets and benefit obligations	$744	$418
Deferred tax benefit	288	162
Net change in plan assets and benefit obligations recognized in other comprehensive income	$456	$256

Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2016 and 2015 are as follows:

(In thousands)
Other liabilities:	2016	2015
Projected benefit obligation in excess of fair value of pension plan	$1,780	$976

Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(1,947)	$(1,491)

The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2016	2015
Discount rate	3.55%	4.32%

Net periodic pension expense:
Amortization period, in years	13	14
Discount rate	4.32%	4.22%
Expected long-term rate of return on plan assets	7.00%	7.00%

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

The weighted average asset allocation and fair value of our funded pension plan at June 30, 2016 and 2015 was as follows:

(Dollars in thousands)	2016		2015
	Fair Value		Fair Value
Money market accounts	$16	0.4%	$15	0.3%
Mutual funds	4,375	99.6	4,466	99.7
Total plan assets	$4,391	100.0%	$4,481	100.0%

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

The amortization of accumulated other comprehensive income associated with the single employer defined benefit pension plan for the year ended June 30, 2017 is expected to be $197,000.

Index
Expected benefit payments under the pension plan over the next ten years at June 30, 2016 are as follows:

(In thousands)
2017	$221
2018	221
2019	220
2020	219
2021	225
2022-2026	1,208

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 50% of their total compensation on a pre-tax basis.  The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  Company contributions associated with the contribution plan amounted to $246,000 and $221,000 in the years ended June 30, 2016 and 2015, respectively.

Employee Stock Ownership Plan (“ESOP”)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participant’s benefits become fully vested after three years of service.  During the years ended June 30, 2016 and 2015, the Board of Directors authorized the payment of $100,000 and $84,000 respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2016 and 2015, respectively.  ESOP expense was $84,000 for the years ended June 30, 2016 and 2015.  There were no unearned shares at June 30, 2016 or 2015.

Supplemental Executive Retirement Plan

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

The net periodic pension costs related to the SERP for the years ended June 30, 2016 and 2015 were $398,000, and $248,000, respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $2.0 million and $1.4 million as of June 30, 2016 and June 30, 2015, respectively, and is included in accrued expenses and other liabilities.

Index
Note 10.  Stock-Based Compensation

At June 30, 2016, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described below.  All share and per share data has been restated in all periods presented to reflect the 2-for-1 stock split, which was paid on March 15, 2016, as if the new share options had been granted at the same time as the original share options.

Stock Option Plan

Greene County Bancorp, Inc. has a stock-based compensation plan (the “2008 Option Plan”) which allows the Company to issue up to 360,000 options and stock appreciation rights.  In 2008, the Board of Directors granted 329,000 options and stock appreciation rights (in tandem) to buy stock under the 2008 Option Plan at an exercise price of $6.25, the fair value of the stock on that date.  These options have a 10-year term and vested over a three year period upon meeting specific earnings performance goals.

A summary of the Company’s stock option activity and related information for its option plans for the years ended June 30, 2016 and 2015 is as follows:

	2016		2015
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	95,670	$6.25	118,870	$6.25
Exercised	(30,900)	$6.25	(23,200)	$6.25
Outstanding at year end	64,770	$6.25	95,670	$6.25

Exercisable at year end	64,770	$6.25	95,670	$6.25

The following table presents stock options outstanding and exercisable at June 30, 2015:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.25	64,770	2.25	$6.25

At June 30, 2016 and 2015, all outstanding shares were fully vested, with no remaining compensation cost to be recognized. There were no stock options granted during the years ended June 30, 2016 or 2015.  The total intrinsic value of the options exercised during the year ended June 30, 2016 was approximately $339,000.  The total intrinsic value of the options exercised during the year ended June 30, 2015 was approximately $182,000

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. Effective July 1, 2014, the Plan was amended to increase the number of phantom stock options available for awards from 900,000 to 1,800,000.   Effective March 15, 2016, the Plan was amended to increase the number of phantom stock options available for awards to 3,600,000 as a result of the 2-for-1 stock split.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2016 and 2015 is as follows:

	2016	2015
Number of options outstanding at beginning of year	1,257,508	1,330,852
Options granted	493,760	470,760
Options forfeited	(1,000)	--
Options paid in cash upon vesting	(396,714)	(544,104)
Number of options outstanding at period end	1,353,554	1,257,508

The Company paid out $710,500 and $845,000 in cash during the years ended June 30, 2016 and 2015, respectively on options vested.  The Company recognized $1.0 million and $830,000 in compensation costs related to the Plan during the years ended June 30, 2016 and 2015, respectively.  The total liability for the long-term incentive plan was $1.4 million and $1.1 million at June 30, 2016 and 2015, respectively, and is included in accrued expenses and other liabilities.

Note 11.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2016 and 2015.  On February 17, 2016, the Company announced that its Board of Directors has declared a 2-for-1 stock split on the Company’s common stock.  The stock split was paid on March 15, 2016 to stockholders of record as of March 7, 2016. Weighted-average number of shares and earnings per share have been restated for June 30, 2015 as if the new shares had been issued and outstanding at the same time as the original shares.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Year ended June 30, 2016	$8,963,000
Basic		8,459,327	$1.06
Effect of dilutive stock options		16,965	--
Diluted		8,476,292	$1.06

Year ended June 30, 2015	$7,189,000
Basic		8,437,342	$0.85
Effect of dilutive stock options		60,032	--
Diluted		8,497,374	$0.85

Note 12.  Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2016 and 2015:

(In thousands)	2016	2015
Current expense:
Federal	$3,137	$1,722
State	256	108
Total current expense	3,393	1,830
Deferred (benefit) expense	(714)	488
Total provision for income taxes	$2,679	$2,318

Index
The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2016 and 2015:

	2016	2015
Tax based on federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	0.75	0.38
Tax-exempt income	(9.05)	(8.75)
Captive insurance premium income	(2.95)	(1.79)
Other, net	0.26	0.54
Total income tax expense	23.01%	24.38%

The components of the deferred tax assets and liabilities at June 30 were as follows:

(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$3,669	$3,150
Pension benefits	689	377
Other benefit plans	1,137	697
Other	-	114
Total deferred tax assets	5,495	4,338

Deferred tax liabilities:
Depreciation	1,346	1,416
Loan costs	894	706
Real estate investment trust income	2,283	2,252
Unrealized gains on securities	771	437
Other	225	219
Total deferred tax liabilities	5,519	5,030
Net deferred tax liability included in other liabilities	$(24)	$(692)

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

As of June 30, 2016 and 2015, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months.  As of June 30, 2016, tax years ended June 30, 2013 through June 30, 2015, remain open and are subject to Federal and State taxing authority examination.

Note 13.  Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

Index
The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2016 and 2015:

(In thousands)	2016	2015
Unfunded loan commitments	$41,383	$27,449
Unused lines of credit	30,636	30,257
Total commitments	$72,019	$57,706

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

Note 14. Operating Leases

The Bank of Greene County has non-cancelable lease commitments for four branch locations.  These leases include obligations for real estate taxes, insurance and maintenance expenses.  Total lease expense was $152,000 and $127,000 for the years ended June 30, 2016 and 2015, respectively.  Minimum non-cancelable lease commitments for future years ending June 30 are as follows:

(In thousands)
The year ended June 30,	Annual Lease Payments
2017	$156
2018	159
2019	100
2020	81
2021	73
Thereafter	30

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

Note 16.  Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2016 and 2015 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,891	$-	$4,891	$-
State and political subdivisions	60,499	-	60,499	-
Mortgage-backed securities-residential	6,540	-	6,540	-
Mortgage-backed securities-multi-family	23,879	-	23,879	-
Asset-backed securities	5	5	-	-
Corporate debt securities	4,157	4,157	-	-
Equity securities	152	152	-	-
Securities available-for-sale	$100,123	$4,314	$95,809	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$7,855	$-	$7,855	$-
State and political subdivisions	39,582	-	39,582	-
Mortgage-backed securities-residential	7,942	-	7,942	-
Mortgage-backed securities-multi-family	25,735	-	25,735	-
Asset-backed securities	9	9	-	-
Corporate debt securities	4,774	4,774	-	-
Equity securities	137	137	-	-
Securities available-for-sale	$86,034	$4,920	$81,114	$-

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

Index
		Fair Value Measurements Using
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Impaired loans	$491	$-	$-	$491
Foreclosed real estate	370	-	-	370

June 30, 2015
Impaired loans	$922	$-	$-	$922
Foreclosed real estate	490	-	-	490

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
June 30, 2016
Impaired loans	$491	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	21.01%
			Liquidation expenses(3)	0.00%-8.35%	4.92%
Foreclosed real estate	370	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00-54.17%	8.83%
			Liquidation expenses(3)	0.42%-12.67%	7.81%
June 30, 2015
Impaired loans	$922	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	22.81%
			Liquidation expenses(3)	0.00%-7.50%	3.91%
Foreclosed real estate	490	Appraisal of collateral(1)	Appraisal adjustments(2)	7.41%-54.17%	24.65%
			Liquidation expenses(3)	0.42%-10.86%	6.40%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

At June 30, 2016, loans subject to nonrecurring fair value measurement had a recorded investment of $655,000 with related allowances of $164,000.  At June 30, 2015, loans subject to nonrecurring fair value measurement had a recorded investment of $1.2 million with related allowances of $277,000. No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

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

Index
The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2016 and 2015, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	June 30, 2016		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,895	$15,895	$15,895	$-	$-
Long term certificate of deposit	2,210	2,210	2,210	-	-
Securities available-for-sale	100,123	100,123	4,314	95,809	-
Securities held-to-maturity	204,935	214,058	-	214,058	-
Federal Home Loan Bank stock	2,752	2,752	-	2,752	-
Net loans receivable	522,764	533,721	-	-	533,721
Accrued interest receivable	3,610	3,610	-	3,610	-
Deposits	738,887	739,087	-	739,087	-
Borrowings from Federal Home Loan Bank	46,400	46,562	-	46,562	-
Accrued interest payable	74	74	-	74	-

(In thousands)	June 30, 2015		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,538	$15,538	$15,538	$-	$-
Long term certificate of deposit	1,230	1,230	1,230	-	-
Securities available-for-sale	86,034	86,034	4,920	81,114	-
Securities held-to-maturity	169,000	171,976	-	171,976	-
Federal Home Loan Bank stock	2,494	2,494	-	2,494	-
Net loans receivable	443,496	450,437	-	-	450,437
Accrued interest receivable	3,026	3,026	-	3,026	-
Deposits	622,717	622,900	-	622,900	-
Borrowings from Federal Home Loan Bank	41,700	41,598	-	41,598	-
Accrued interest payable	64	64	-	64	-

Note 17.  Regulatory Matters

The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Commercial Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  As of June 30, 2016, the most recent notification from regulators categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below). In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for The Bank of Greene County and Greene County Commercial Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in, increasing incrementally by 0.625% each year, beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  Management believes that, as of June 30, 2016, The Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required

As of June 30, 2016:

Total risk-based capital	$76,666	16.3%	$37,577	8.0%	$46,972	10.0%	8.322%	0.625%
Tier 1 risk-based capital	70,709	15.1	28,183	6.0	37,577	8.0	9.054	0.625
Common equity tier 1 capital	70,709	15.1	21,137	4.5	30,532	6.5	10.554	0.625
Tier 1 leverage ratio	70,709	8.4	33,815	4.0	42,268	5.0	4.364	0.625

As of June 30, 2015:

Total risk-based capital	$71,572	17.9%	$32,082	8.0%	$40,102	10.0%	-	-
Tier 1 risk-based capital	66,487	16.6	24,061	6.0	32,082	8.0	-	-
Common equity tier 1 capital	66,487	16.6	18,046	4.5	26,066	6.5	-	-
Tier 1 leverage ratio	66,487	9.1	29,256	4.0	36,571	5.0	-	-

Greene County Commercial Bank

As of June 30, 2016:

Total risk-based capital	$23,065	40.8%	$4,518	8.0%	$5,648	10.0%	32.840	0.625%
Tier 1 risk-based capital	23,065	40.8	3,389	6.0	4,518	8.0	34.840	0.625
Common equity tier 1 capital	23,065	40.8	2,541	4.5	3,671	6.5	36.340	0.625
Tier 1 leverage ratio	23,065	8.1	11,409	4.0	14,262	5.0	4.086	0.625

As of June 30, 2015:

Total risk-based capital	$19,853	45.0%	$3,526	8.0%	$4,408	10.0%	-	-
Tier 1 risk-based capital	19,853	45.0	2,645	6.0	3,526	8.0	-	-
Common equity tier 1 capital	19,853	45.0	1,984	4.5	2,865	6.5	-	-
Tier 1 leverage ratio	19,853	9.0	8,796	4.0	10,995	5.0	-	-

Index
Note 18.  Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. as of and for the years ended June 30, 2016 and 2015.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
As of June 30, 2016 and 2015
(In thousands)

ASSETS	2016	2015
Cash and cash equivalents	$2,641	$544
Investment in subsidiaries	71,723	66,412
Prepaid expenses and other assets	48	21
Total assets	$74,412	$66,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$111	$57
Total shareholders’ equity	74,301	66,920
Total liabilities and shareholders’ equity	$74,412	$66,977

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2016 and 2015
(In thousands)

	2016	2015
INCOME:
Equity in undistributed net income of subsidiaries	$5,239	$7,491
Dividend distributed by subsidiary	4,004	4
Interest-earning deposits	6	5
	9,249	7,500

OPERATING EXPENSES:
Legal fees	66	201
Other	220	110
Total operating expenses	286	311
Net income	$8,963	$7,189

Index
Greene County Bancorp, Inc.
Condensed Statements of Comprehensive Income
For the Years Ended June 30, 2016 and 2015
(In thousands)

	2016	2015
Net income	$8,963	$7,189
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of income taxes of $328 and $182, respectively	520	288

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $6 and $139, respectively	9	220

Pension actuarial loss, net of income taxes of ($340) and ($259)	(539)	(409)

Amortization of pension actuarial losses recognized in salaries and benefits, net of Income taxes of $52 and $97, respectively	83	153

Total other comprehensive income net of taxes	73	252

Comprehensive income	$9,036	$7,441

Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2016 and 2015
(In thousands)

Cash flow from operating activities:	2016	2015
Net Income	$8,963	$7,189

Adjustments to reconcile net income to cash provided by (used by) operating activities:
Undistributed earnings of subsidiaries	(5,239)	(7,491)
Tax benefit of stock based compensation	(6)	(16)
Net increase in prepaid expenses and other assets	(27)	(5)
Net increase in total liabilities	61	21
Net cash provided by (used by) operating activities	3,752	(302)

Cash flows from Investing Activities:
Investment in subsidiary	-	(250)
Net cash used by investing activities	-	(250)

Cash flows from financing activities:
Payment of cash dividends	(1,854)	(1,798)
Proceeds from exercise of stock options	193	61
Excess tax benefit from share-based payment arrangements	6	16
Net cash used in financing activities	(1,655)	(1,721)
Net increase (decrease) in cash and cash equivalents	2,097	(2,273)
Cash and cash equivalents at beginning of year	544	2,817
Cash and cash equivalents at end of year	$2,641	$544

Index
Note 19.  Subsequent events

On July 19, 2016, the Board of Directors declared a cash dividend for the quarter ended June 30, 2016 of $0.095 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.38 per share, compared to an annual cash dividend rate of $0.37 declared during the previous quarter.  The dividend was payable to stockholders of record as of August 15, 2016, and was paid on August 31, 2016.  The MHC has waived its right to receive dividends declared on its shares of the Company’s common stock for the quarter ended June 30, 2016.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) is incorporated herein by reference.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2016 Proxy Statement is incorporated herein by reference.

Index
ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of Greene County Bancorp, Inc.’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2016 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Report of BDO USA, LLP are included in this Annual Report on Form 10-K:

Report of BDO USA, LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of June 30, 2016 and 2015
Consolidated Statements of Income for the years ended June 30, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended June 30, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2016 and 2015
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

101
The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

Index
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date:	September 28, 2016	By:	/s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michelle Plummer
Michelle Plummer, CPA
Executive Vice President,
Chief Operating Officer and Chief Financial Officer
Date: September 28, 2016

By:	/s/ Jay P. Cahalan
Jay P. Cahalan
Director
Date: September 28, 2016

By:	/s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date: September 28, 2016

By:	/s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date: September 28, 2016

By:	/s/ Charles Schaefer
Charles Schaefer
Director
Date: September 28, 2016

By:	/s/ Paul Slutzky
Paul Slutzky
Director
Date: September 28, 2016

By:	/s/ Martin C. Smith
Martin C. Smith
Chairman of the Board
Date: September 28, 2016