Form 10-Q
period 2016-09-30
GREENE COUNTY BANCORP INC
filed 2016-11-10
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 10, 2016, the registrant had 8,492,614 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2016 and June 30, 2016
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2016	June 30, 2016
Total cash and cash equivalents	$19,986	$15,895

Long term certificate of deposit	2,145	2,210
Securities available-for-sale, at fair value	91,205	100,123
Securities held-to-maturity, at amortized cost (fair value $215,766 at September 30, 2016; $214,058 at June 30, 2016)	207,601	204,935
Federal Home Loan Bank stock, at cost	2,220	2,752

Loans	557,821	531,290
Allowance for loan losses	(9,976)	(9,485)
Unearned origination fees and costs, net	1,044	959
Net loans receivable	548,889	522,764

Premises and equipment	14,058	14,176
Accrued interest receivable	3,701	3,610
Foreclosed real estate	284	370
Prepaid expenses and other assets	3,026	1,946
Total assets	$893,115	$868,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$95,008	$88,254
Interest-bearing deposits	677,587	650,633
Total deposits	772,595	738,887

Borrowings from Federal Home Loan Bank, short-term	14,300	26,100
Borrowings from Federal Home Loan Bank, long-term	20,300	20,300
Accrued expenses and other liabilities	9,506	9,193
Total liabilities	816,701	794,480

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares Outstanding 8,487,614 shares at September 30, 2016, and 8,475,614 shares at June 30, 2016	861	861
Additional paid-in capital	10,943	10,872
Retained earnings	65,943	63,805
Accumulated other comprehensive loss	(866)	(725)
Treasury stock, at cost 123,726 shares at September 30, 2016, and 135,726 shares at June 30, 2016	(467)	(512)
Total shareholders’ equity	76,414	74,301
Total liabilities and shareholders’ equity	$893,115	$868,781

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands, except share and per share amounts)

	2016	2015
Interest income:
Loans	$6,053	$5,293
Investment securities - taxable	150	134
Mortgage-backed securities	784	767
Investment securities - tax exempt	824	667
Interest-bearing deposits and federal funds sold	3	2
Total interest income	7,814	6,863

Interest expense:
Interest on deposits	606	531
Interest on borrowings	121	83
Total interest expense	727	614

Net interest income	7,087	6,249
Provision for loan losses	543	374
Net interest income after provision for loan losses	6,544	5,875

Noninterest income:
Service charges on deposit accounts	773	717
Debit card fees	491	452
Investment services	70	93
E-commerce fees	32	24
Other operating income	183	198
Total noninterest income	1,549	1,484

Noninterest expense:
Salaries and employee benefits	2,668	2,424
Occupancy expense	380	363
Equipment and furniture expense	120	120
Service and data processing fees	448	410
Computer software, supplies and support	146	133
Advertising and promotion	123	101
FDIC insurance premiums	114	100
Legal and professional fees	198	260
Other	557	647
Total noninterest expense	4,754	4,558

Income before provision for income taxes	3,339	2,801
Provision for income taxes	832	651
Net income	$2,507	$2,150

Basic earnings per share	$0.30	$0.25
Basic average shares outstanding	8,483,179	8,446,312
Diluted earnings per share	$0.30	$0.25
Diluted average shares outstanding	8,497,669	8,498,760
Dividends per share	$0.0950	$0.0925

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Net Income	$2,507	$2,150
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of income taxes of ($101) and $21, respectively	(142)	34

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $1 and $4, respectively	1	6

Total other comprehensive income, net of taxes	(141)	40

Comprehensive income	$2,366	$2,190

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2015	$431	$11,220	$56,696	$(798)	$(629)	$66,920
Options exercised		10			16	26
Dividends declared			(355)			(355)
Net income			2,150			2,150
Other comprehensive income, net of taxes				40		40
Balance at September 30, 2015	$431	$11,230	$58,491	$(758)	$(613)	$68,781

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2016	$861	$10,872	$63,805	$(725)	$(512)	$74,301
Options exercised		30			45	75
Tax benefit of stock based compensation		41				41
Dividends declared			(369)			(369)
Net income			2,507			2,507
Other comprehensive income, net of taxes				(141)		(141)
Balance at September 30, 2016	$861	$10,943	$65,943	$(866)	$(467)	$76,414

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands)
	2016	2015
Cash flows from operating activities:
Net Income	$2,507	$2,150
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	159	158
Deferred income tax expense	801	751
Net amortization of premiums and discounts	223	174
Net amortization of deferred loan costs and fees	118	102
Provision for loan losses	543	374
Losses on sale of foreclosed real estate	47	106
Excess tax benefit from share based compensation	(41)	-
Net decrease in accrued income taxes	(1,554)	(764)
Net increase in accrued interest receivable	(90)	(159)
Net decrease in prepaid and other assets	207	209
Net decrease in other liabilities	(81)	(702)
Net cash provided by operating activities	2,839	2,399

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	24,481	15,735
Purchases of securities	(16,443)	(26,970)
Principal payments on securities	620	1,512
Securities held-to-maturity:
Proceeds from maturities	3,253	2,788
Purchases of securities	(7,648)	(10,860)
Principal payments on securities	1,525	2,403
Net redemption of Federal Home Loan Bank Stock	532	662
Maturity of long term certificate of deposit	65	-
Net increase in loans receivable	(26,786)	(17,756)
Proceeds from sale of foreclosed real estate	39	223
Purchases of premises and equipment	(41)	(119)
Net cash used by investing activities	(20,403)	(32,382)

Cash flows from financing activities
Net decrease in short-term FHLB advances	(11,800)	(14,700)
Payment of cash dividends	(369)	(355)
Proceeds from issuance of stock options	75	26
Excess tax benefit from share based compensation	41	-
Net increase in deposits	33,708	41,591
Net cash provided by financing activities	21,655	26,562

Net increase (decrease) in cash and cash equivalents	4,091	(3,421)
Cash and cash equivalents at beginning of period	15,895	15,538
Cash and cash equivalents at end of period	$19,986	$12,117

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$-	$318
Cash paid during period for:
Interest	$729	$613
Income taxes	$1,585	$664

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three Months Ended September 30, 2016 and 2015

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2016 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three months ended September 30, 2016 and 2015 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2016, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)	Securities

Securities at September 30, 2016 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,582	$272	$-	$4,854
State and political subdivisions	52,450	4	-	52,454
Mortgage-backed securities-residential	5,971	168	7	6,132
Mortgage-backed securities-multi-family	22,357	1,125	2	23,480
Asset-backed securities	4	-	-	4
Corporate debt securities	4,024	96	-	4,120
Total debt securities	89,388	1,665	9	91,044
Equity securities	62	99	-	161
Total securities available-for-sale	89,450	1,764	9	91,205
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	2	-	2,002
State and political subdivisions	103,351	4,622	13	107,960
Mortgage-backed securities-residential	12,500	505	-	13,005
Mortgage-backed securities-multi-family	86,609	3,040	9	89,640
Corporate debt securities	1,000	4	-	1,004
Other securities	2,141	15	1	2,155
Total securities held-to-maturity	207,601	8,188	23	215,766
Total securities	$297,051	$9,952	$32	$306,971

Index
Securities at June 30, 2016 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,587	$304	$-	$4,891
State and political subdivisions	60,491	8	-	60,499
Mortgage-backed securities-residential	6,360	185	5	6,540
Mortgage-backed securities-multi-family	22,594	1,285	-	23,879
Asset-backed securities	5	-	-	5
Corporate debt securities	4,028	129	-	4,157
Total debt securities	98,065	1,911	5	99,971
Equity securities	62	90	-	152
Total securities available-for-sale	98,127	2,001	5	100,123
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	32	-	2,032
State and political subdivisions	99,040	5,003	3	104,040
Mortgage-backed securities-residential	13,543	606	-	14,149
Mortgage-backed securities-multi-family	87,204	3,471	4	90,671
Corporate debt securities	1,000	-	-	1,000
Other securities	2,148	18	-	2,166
Total securities held-to-maturity	204,935	9,130	7	214,058
Total securities	$303,062	$11,131	$12	$314,181

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of September 30, 2016, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$896	$7	1	$-	$-	-	$896	$7	1
Mortgage-backed securities-multi-family	1,734	2	1	-	-	-	1,734	2	1
Total securities available-for-sale	2,630	9	2	-	-	-	2,630	9	2
Securities held-to-maturity:
State and political subdivisions	2,319	12	25	139	1	1	2,458	13	26
Mortgage-backed securities-multi-family	2,532	9	3	-	-	-	2,532	9	3
Other securities	224	1	1	-	-	-	224	1	1
Total securities held-to-maturity	5,075	22	29	139	1	1	5,214	23	30
Total securities	$7,705	$31	31	$139	$1	1	$7,844	$32	32

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

There were no transfers of securities available-for-sale to held-to-maturity during the quarters ended September 30, 2016 or 2015. During the quarters ended September 30, 2016 and 2015, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the quarters ended September 30, 2016 and 2015.

Index
The estimated fair values of debt securities at September 30, 2016, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$53,409	$53,429
After one year through five years	7,647	7,999
After five years through ten years	-	-
After ten years	-	-
Total available-for-sale debt securities	61,056	61,428
Mortgage-backed and asset-backed securities	28,332	29,616
Equity securities	62	161
Total available-for-sale securities	89,450	91,205

Held-to-maturity debt securities
Within one year	14,965	15,224
After one year through five years	54,258	55,949
After five years through ten years	27,985	29,590
After ten years	11,284	12,358
Total held-to-maturity debt securities	108,492	113,121
Mortgage-backed	99,109	102,645
Total held-to-maturity securities	207,601	215,766
Total securities	$297,051	$306,971

As of September 30, 2016 and June 30, 2016, respectively, securities with an aggregate fair value of $287.4 million and $291.6 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of September 30, 2016 and June 30, 2016, securities with an aggregate fair value of $4.1 million and $4.2 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2016 or 2015.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the fiscal quarters ended September 30, 2016 or 2015.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at September 30, 2016 and June 30, 2016 are summarized as follows:

(In thousands)	September 30, 2016	June 30, 2016
Residential real estate:
Residential real estate	$235,279	$234,992
Residential construction and land	5,199	5,575
Multi-family	3,893	3,918
Commercial real estate:
Commercial real estate	210,448	192,678
Commercial construction	25,428	20,159
Consumer loan:
Home equity	20,795	20,893
Consumer installment	4,470	4,350
Commercial loans	52,309	48,725
Total gross loans	557,821	531,290
Allowance for loan losses	(9,976)	(9,485)
Deferred fees and costs	1,044	959
Loans receivable, net	$548,889	$522,764

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

Loan balances by internal credit quality indicator as of September 30, 2016 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$232,386	$573	$93	$2,227	$235,279
Residential construction and land	5,199	-	-	-	5,199
Multi-family	3,797	-	-	96	3,893
Commercial real estate	207,481	-	180	2,787	210,448
Commercial construction	25,428	-	-	-	25,428
Home equity	20,461	284	12	38	20,795
Consumer installment	4,433	37	-	-	4,470
Commercial loans	50,913	-	347	1,049	52,309
Total gross loans	$550,098	$894	$632	$6,197	$557,821

Index
Loan balances by internal credit quality indicator as of June 30, 2016 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$232,321	$757	$94	$1,820	$234,992
Residential construction and land	5,575	-	-	-	5,575
Multi-family	3,820	-	-	98	3,918
Commercial real estate	190,293	52	531	1,802	192,678
Commercial construction	20,159	-	-	-	20,159
Home equity	20,555	321	12	5	20,893
Consumer installment	4,340	10	-	-	4,350
Commercial loans	47,598	26	8	1,093	48,725
Total gross loans	$524,661	$1,166	$645	$4,818	$531,290

The Company had no loans classified Doubtful or Loss at September 30, 2016 or June 30, 2016.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2016 and June 30, 2016. Loans on nonaccrual status totaled $4.2 million at September 30, 2016, of which $1.7 million were in the process of foreclosure. At September 30, 2016, there were 11 residential loans in the process of foreclosure totaling $1.1 million. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at September 30, 2016, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $75,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.3 million at June 30, 2016 of which $1.5 million were in the process of foreclosure. At June 30, 2016, there were nine residential loans in the process of foreclosure totaling $867,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2016, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of September 30, 2016:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,420	$271	$1,332	$3,023	$232,256	$235,279	$1,619
Residential construction and land	20	-	-	20	5,179	5,199	-
Multi-family	-	-	-	-	3,893	3,893	-
Commercial real estate	725	401	1,059	2,185	208,263	210,448	2,356
Commercial construction	-	-	-	-	25,428	25,428	-
Home equity	54	284	38	376	20,419	20,795	50
Consumer installment	48	37	-	85	4,385	4,470	-
Commercial loans	111	-	-	111	52,198	52,309	198
Total gross loans	$2,378	$993	$2,429	$5,800	$552,021	$557,821	$4,223

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2016:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,533	$637	$938	$3,108	$231,884	$234,992	$1,207
Residential construction and land	-	-	-	-	5,575	5,575	-
Multi-family	47	-	-	47	3,871	3,918	-
Commercial real estate	324	793	590	1,707	190,971	192,678	1,899
Commercial construction	-	-	-	-	20,159	20,159	-
Home equity	17	321	17	355	20,538	20,893	18
Consumer installment	34	10	-	44	4,306	4,350	-
Commercial loans	392	112	-	504	48,221	48,725	202
Total gross loans	$2,347	$1,873	$1,545	$5,765	$525,525	$531,290	$3,326

The Bank of Greene County had accruing loans delinquent more than 90 days totaling $75,000 and $84,000 as of September 30, 2016 and June 30, 2016, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2016	2015
Interest income that would have been recorded if loans had been performing in accordance with original terms	$80	$101
Interest income that was recorded on nonaccrual loans	28	49

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of September 30, 2016			For the three months ended September 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$375	$375	$-	$375	$-
Commercial real estate	1,020	1,226	-	1,021	10
Home equity	5	5	-	5	-
Total impaired loans with no allowance	1,400	1,606	-	1,401	10

With an allowance recorded:
Residential real estate	1,343	1,343	283	1,345	12
Commercial real estate	401	401	59	402	4
Commercial loans	82	82	2	83	2
Total impaired loans with allowance	1,826	1,826	344	1,830	18

Total impaired:
Residential real estate	1,718	1,718	283	1,720	12
Commercial real estate	1,421	1,627	59	1,423	14
Home equity	5	5	-	5	-
Commercial loans	82	82	2	83	2
Total impaired loans	$3,226	$3,432	$344	$3,231	$28

	As of June 30, 2016			For the three months ended September 30, 2015
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$266	$266	$-	$349	$2
Commercial real estate	1,024	1,231	-	1,199	6
Home equity	5	5	-	134	1
Total impaired loans with no allowance	1,295	1,502	-	1,682	9

With an allowance recorded:
Residential real estate	1,457	1,457	267	1,404	14
Commercial real estate	405	405	61	671	6
Commercial loans	85	85	2	92	1
Total impaired loans with allowance	1,947	1,947	330	2,167	21

Total impaired loans:
Residential real estate	1,723	1,723	267	1,753	16
Commercial real estate	1,429	1,636	61	1,870	12
Home equity	5	5	-	134	1
Commercial loans	85	85	2	92	1
Total impaired loans	$3,242	$3,449	$330	$3,849	$30

There were no loans that have been modified as a troubled debt restructuring during the three months ended September 30, 2016 or 2015.

Index
There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2016 or 2015 which have subsequently defaulted during the three months ended September 30, 2016 or 2015, respectively.

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

	Activity for the three months ended September 30, 2016
(In thousands)	Balance at June 30, 2016	Charge-offs	Recoveries	Provision	Balance at September 30, 2016
Residential real estate	$2,396	$-	$-	$(154)	$2,242
Residential construction and land	75	-	-	(12)	63
Multi-family	22	-	-	(4)	18
Commercial real estate	4,541	-	-	440	4,981
Commercial construction	502	-	-	126	628
Home equity	309	-	-	(58)	251
Consumer installment	228	72	17	(5)	168
Commercial loans	1,412	-	3	77	1,492
Unallocated	-	-	-	133	133
Total	$9,485	$72	$20	$543	$9,976

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance September 30, 2016 Impairment Analysis		Ending Balance September 30, 2016 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$283	$1,959	$1,718	$233,561
Residential construction and land	-	63	-	5,199
Multi-family	-	18	-	3,893
Commercial real estate	59	4,922	1,421	209,027
Commercial construction	-	628	-	25,428
Home equity	-	251	5	20,790
Consumer installment	-	168	-	4,470
Commercial loans	2	1,490	82	52,227
Unallocated	-	133	-	-
Total	$344	$9,632	$3,226	$554,595

	Activity for the three months ended September 30, 2015
(In thousands)	Balance at June 30, 2015	Charge-offs	Recoveries	Provision	Balance at September 30, 2015
Residential real estate	$2,454	$-	$-	$(68)	$2,386
Residential construction and land	50	-	-	12	62
Multi-family	40	-	-	(15)	25
Commercial real estate	3,699	14	17	112	3,814
Commercial construction	233	-	-	(71)	162
Home equity	314	-	-	5	319
Consumer installment	223	78	25	70	240
Commercial loans	1,129	-	-	123	1,252
Unallocated	-	-	-	206	206
Total	$8,142	$92	$42	$374	$8,466

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2016 Impairment Analysis		Ending Balance June 30, 2016 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$267	$2,129	$1,723	$233,269
Residential construction and land	-	75	-	5,575
Multi-family	-	22	-	3,918
Commercial real estate	61	4,480	1,429	191,249
Commercial construction	-	502	-	20,159
Home equity	-	309	5	20,888
Consumer installment	-	228	-	4,350
Commercial loans	2	1,410	85	48,640
Unallocated	-	-	-	-
Total	$330	$9,155	$3,242	$528,048

Index
Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of September 30, 2016 and June 30, 2016:

(in thousands)	September 30, 2016	June 30, 2016
Residential real estate	$22	$61
Land	54	65
Commercial real estate	208	244
Total foreclosed real estate	$284	$370

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2016 and June 30, 2016 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,854	$-	$4,854	$-
State and political subdivisions	52,454	-	52,454	-
Mortgage-backed securities-residential	6,132	-	6,132	-
Mortgage-backed securities-multi-family	23,480	-	23,480	-
Asset-backed securities	4	4	-	-
Corporate debt securities	4,120	4,120	-	-
Equity securities	161	161	-	-
Securities available-for-sale	$91,205	$4,285	$86,920	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,891	$-	$4,891	$-
State and political subdivisions	60,499	-	60,499	-
Mortgage-backed securities-residential	6,540	-	6,540	-
Mortgage-backed securities-multi-family	23,879	-	23,879	-
Asset-backed securities	5	5	-	-
Corporate debt securities	4,157	4,157	-	-
Equity securities	152	152	-	-
Securities available-for-sale	$100,123	$4,314	$95,809	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses.  Impaired loans are those loans for which the Company has measured impairment generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount may not necessarily represent the actual fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Impaired loans	$579	$172	$407	$-	$-	$407
Foreclosed real estate	284	-	284	-	-	284

June 30, 2016
Impaired loans	$655	$164	$491	$-	$-	$491
Foreclosed real estate	370	-	370	-	-	370

Index
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
September 30, 2016
Impaired Loans	$407	Appraisal of collateral(1)	Appraisal adjustments(2)	5.83%-42.52%	21.61%
			Liquidation expenses(3)	3.45%-8.35%	4.88%
Foreclosed real estate	284	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-54.17%	4.16%
			Liquidation expenses(3)	0.42%-12.67%	8.54%
June 30, 2016
Impaired loans	$491	Appraisal of collateral(1)	Appraisal adjustments(2)	16.50%-38.85%	21.01%
			Liquidation expenses(3)	4.09%-8.35%	4.92%
Foreclosed real estate	370	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-54.17%	8.83%
			Liquidation expenses(3)	0.42%-12.67%	7.81%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)
Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions.  Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received or age of the appraisal.

(3)	Appraisals are adjusted downwards by management for qualitative factors such as the estimated costs to liquidate the collateral.

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2016 and June 30, 2016, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	September 30, 2016		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$19,986	$19,986	$19,986	$-	$-
Long term certificate of deposit	2,145	2,145	2,145	-	-
Securities available-for-sale	91,205	91,205	4,285	86,920	-
Securities held-to-maturity	207,601	215,766	-	215,766	-
Federal Home Loan Bank stock	2,220	2,220	-	2,220	-
Net loans	548,889	561,866	-	-	561,866
Accrued interest receivable	3,701	3,701	-	3,701	-
Deposits	772,595	772,785	-	772,785	-
Federal Home Loan Bank borrowings	34,600	34,730	-	34,730	-
Accrued interest payable	72	72	-	72	-

Index
(In thousands)	June 30, 2016		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,895	$15,895	$15,895	$-	$-
Long term certificate of deposit	2,210	2,210	2,210	-	-
Securities available-for-sale	100,123	100,123	4,314	95,809	-
Securities held-to-maturity	204,935	214,058	-	214,058	-
Federal Home Loan Bank stock	2,752	2,752	-	2,752	-
Net loans	522,764	533,721	-	-	533,721
Accrued interest receivable	3,610	3,610	-	3,610	-
Deposits	738,887	739,087	-	739,087	-
Federal Home Loan Bank borrowings	46,400	46,562	-	46,562	-
Accrued interest payable	74	74	-	74	-

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the quarters ended September 30, 2016 and 2015.  On February 17, 2016, the Company announced that its Board of Directors has declared a 2-for-1 stock split on the Company’s common stock.  The stock split was paid on March 15, 2016 to stockholders of record as of March 7, 2016. Weighted-average number of shares outstanding and earnings per share have been restated for September 30, 2015 as if the new shares had been issued and outstanding at the same time as the original shares.

	Net Income	Weighted Average Number Of Shares Outstanding	Earnings per Share

Three months ended September 30, 2016	$2,507,000
Basic		8,483,179	$0.30
Effect of dilutive stock options		14,490	-
Diluted		8,497,669	$0.30

Three months ended September 30, 2015	$2,150,000
Basic		8,446,312	$0.25
Effect of dilutive stock options		52,448	-
Diluted		8,498,760	$0.25

(8)	Dividends

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

(9)	Impact of Recent Accounting Pronouncements

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

In January 2015, the FASB issued an Update (ASU 2015-01) to its guidance on “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)”.  The objective of the ASU is to simplify the income statement presentation by eliminating the concept of extraordinary items, and will align GAAP more closely with International Accounting Standards which prohibits the presentation and disclosure of extraordinary items.  The amendments in this Update were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

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

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,
(In thousands)	2016	2015
Interest cost	$54	$58
Expected return on plan assets	(69)	(77)
Amortization of net loss	49	34
Net periodic pension cost	$34	$15

The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2017.

SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP Plan is intended to provide a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”).  The SERP Plan is more fully described in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2016.

The net periodic pension costs related to the SERP Plan for the three months ended September 30, 2016 and 2015 were $77,000 and $58,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $2.3 million and $2.0 million as of September 30, 2016 and June 30, 2016, respectively.  The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

(11)	Stock-Based Compensation

At September 30, 2016, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2016.  All share and per share data has been restated in all periods presented to reflect the 2-for-1 stock split, which was paid on March 15, 2016, as if the new share options had been granted at the same time as the original share options.

Stock Option Plan

At September 30, 2016 and 2015, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.  A summary of the Company’s stock option activity and related information for its option plan for the three months ended September 30, 2016 and 2015 is as follows:

	2016		2015
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	64,770	$6.25	95,670	$6.25
Exercised	(12,000)	$6.25	(4,200)	$6.25
Outstanding at period end	52,770	$6.25	91,470	$6.25
Exercisable at period end	52,770	$6.25	91,470	$6.25

Index
The following table presents stock options outstanding and exercisable at September 30, 2016:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.25	52,770	2.00	$6.25

The total intrinsic value of the options exercised during the three months ended September 30, 2016 and 2015, was approximately $206,000 and $33,000, respectively. There were no stock options granted during the three months ended September 30, 2016 or 2015.

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2016.

A summary of the Company’s phantom stock option activity and related information for its option plan for the three months ended September 30, 2016 and 2015 is as follows:

	2016	2015
Number of options outstanding at beginning of year	1,353,554	1,257,508
Options granted	578,200	493,760
Options paid in cash upon vesting	-	(396,714)
Number of options outstanding at period end	1,931,754	1,354,554

At September 30, 2016, there were 408,034 options that were vested totaling $845,200, which will be paid out in cash during the three months ended December 31, 2016. The Company paid out $710,500 in cash during the three months ended September 30, 2015 on options vested. The Company recognized $241,000 and $180,000 in compensation costs related to the phantom stock option plan during the three months ended September 30, 2016 and 2015, respectively.  The total liability for the long-term incentive plan was $1.7 million and $1.4 million as of September 30, 2016 and June 30, 2016, respectively.

(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2016 and June 30, 2016 are presented in the following table:

(In thousands)
Accumulated other comprehensive (loss) income:	September 30, 2016	June 30, 2016
Unrealized gain on available-for-sale securities, net of tax	$1,082	$1,224
Unrealized loss on securities transferred to held-to-maturity, net of tax	(1)	(2)
Net losses and past service liability for defined benefit plan, net of tax	(1,947)	(1,947)
Accumulated other comprehensive loss	$(866)	$(725)

(13)	Subsequent events

On October 26, 2016, the Board of Directors declared a cash dividend for the quarter ended September 30, 2016 of $0.095 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.38 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2016, and will be paid on November 30, 2016.  The MHC intends to waive its receipt of this dividend.

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

Index
Comparison of Financial Condition as of September 30, 2016 and June 30, 2016

ASSETS

Total assets of the Company were $893.1 million at September 30, 2016 as compared to $868.8 million at June 30, 2016, an increase of $24.3 million, or 2.8%.  Securities available-for-sale and held-to-maturity amounted to $298.8 million, or 33.5% of assets, at September 30, 2016 as compared to $305.1 million, or 35.1% of assets, at June 30, 2016, a decrease of $6.3 million, or 2.1%.   Net loans grew by $26.1 million, or 5.0%, to $548.9 million at September 30, 2016 as compared to $522.8 million at June 30, 2016.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $4.1 million to $20.0 million at September 30, 2016 from $15.9 million at June 30, 2016.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity decreased $6.3 million, or 2.1%, to $298.8 million at September 30, 2016 as compared to $305.1 million at June 30, 2016.  Securities purchases totaled $24.1 million during the quarter ended September 30, 2016 and consisted of state and political subdivision securities. Principal pay-downs and maturities during the quarter amounted to $29.9 million, of which $2.2 million were mortgage-backed securities, and $27.7 million were state and political subdivision securities. At September 30, 2016, 52.1% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	September 30, 2016		June 30, 2016
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$4,854	1.6%	$4,891	1.6%
State and political subdivisions	52,454	17.5	60,499	19.8
Mortgage-backed securities-residential	6,132	2.0	6,540	2.1
Mortgage-backed securities-multifamily	23,480	7.9	23,879	7.8
Asset-backed securities	4	0.0	5	0.0
Corporate debt securities	4,120	1.4	4,157	1.4
Total debt securities	91,044	30.4	99,971	32.7
Equity securities	161	0.1	152	0.1
Total securities available-for-sale	91,205	30.5	100,123	32.8
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	0.7	2,000	0.7
State and political subdivisions	103,351	34.6	99,040	32.5
Mortgage-backed securities-residential	12,500	4.2	13,543	4.4
Mortgage-backed securities-multifamily	86,609	29.0	87,204	28.6
Corporate debt securities	1,000	0.3	1,000	0.3
Other securities	2,141	0.7	2,148	0.7
Total securities held-to-maturity	207,601	69.5	204,935	67.2
Total securities	$298,806	100.0%	$305,058	100.0%

LOANS

Net loans receivable increased $26.1 million, or 5.0%, to $548.9 million at September 30, 2016 from $522.8 million at June 30, 2016.  The loan growth experienced during the quarter consisted primarily of $17.8 million in commercial real estate loans, $5.3 million in commercial construction loans, and $3.6 million in commercial loans. Balances within all other loan categories were relatively flat when comparing September 30, 2016 and June 30, 2016.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	September 30, 2016		June 30, 2016
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$235,279	42.2%	$234,992	44.2%
Residential construction and land	5,199	0.9	5,575	1.1
Multi-family	3,893	0.7	3,918	0.7
Commercial real estate	210,448	37.7	192,678	36.3
Commercial construction	25,428	4.6	20,159	3.8
Home equity	20,795	3.7	20,893	3.9
Consumer installment	4,470	0.8	4,350	0.8
Commercial loans	52,309	9.4	48,725	9.2
Total gross loans	557,821	100.0%	531,290	100.0%
Allowance for loan losses	(9,976)		(9,485)
Deferred fees and costs	1,044		959
Total net loans	$548,889		$522,764

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

Index
Analysis of allowance for loan losses activity

	At or for the Three Months Ended September 30,
(Dollars in thousands)	2016	2015
Balance at the beginning of the period	$9,485	$8,142
Charge-offs:
Commercial real estate	-	14
Consumer installment	72	78
Total loans charged off	72	92

Recoveries:
Commercial real estate	-	17
Consumer installment	17	25
Commercial loans	3	-
Total recoveries	20	42

Net charge-offs	52	50

Provisions charged to operations	543	374
Balance at the end of the period	$9,976	$8,466

Net charge-offs to average loans outstanding (annualized)	0.04%	0.04%
Net charge-offs to nonperforming assets (annualized)	4.54%	3.93%
Allowance for loan losses to nonperforming loans	232.11%	198.87%
Allowance for loan losses to total loans receivable	1.79%	1.81%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At September 30, 2016	At June 30, 2016
Nonaccruing loans:
Residential real estate	$1,619	$1,207
Commercial real estate	2,356	1,899
Home equity	50	18
Commercial	198	202
Total nonaccruing loans	4,223	3,326
90 days & accruing
Residential real estate	75	77
Total 90 days & accruing	75	77
Total nonperforming loans	4,298	3,403
Foreclosed real estate:
Residential real estate	22	61
Land	54	65
Commercial real estate	208	244
Total foreclosed real estate	284	370
Total nonperforming assets	$4,582	$3,773

Troubled debt restructuring:
Nonperforming (included above)	$1,632	$1,645
Performing (accruing and excluded above)	929	934

Total nonperforming assets as a percentage of total assets	0.51%	0.43%
Total nonperforming loans to net loans	0.78%	0.65%

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2016	2015
Interest income that would have been recorded if loans had been performing in accordance with original terms	$80	$101
Interest income that was recorded on nonaccrual loans	28	49

Nonperforming assets amounted to $4.6 million at September 30, 2016 and $3.8 million as of June 30, 2016, an increase of $809,000 or 21.4%. Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2016 and June 30, 2016. Loans on nonaccrual status totaled $4.2 million at September 30, 2016, of which $1.7 million were in the process of foreclosure. At September 30, 2016, there were 11 residential loans in the process of foreclosure totaling $1.1 million. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at September 30, 2016, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $75,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans as of the dates indicated:

(In thousands)	September 30, 2016	June 30, 2016	September 30, 2015
Balance of impaired loans, with a valuation allowance	$1,826	$1,947	$2,047
Allowances relating to impaired loans included in allowance for loan losses	344	330	341
Balance of impaired loans, without a valuation allowance	1,400	1,295	1,629
Average balance of impaired loans for the quarters ended	3,231	3,247	3,849
Interest income recorded on impaired loans during the quarters ended	28	24	30

Total impaired loans amounted to $3.2 million at September 30, 2016 and June 30, 2016.

DEPOSITS

Total deposits increased to $772.6 million at September 30, 2016 from $738.9 million at June 30, 2016, an increase of $33.7 million, or 4.6%. Noninterest-bearing deposits increased $6.8 million, or 7.6%, NOW deposits increased $38.7 million, or 12.5%, and money market deposits increased $911,000, or 0.8%, when comparing September 30, 2016 and June 30, 2016. These increases were partially offset by decreases of savings deposits of $1.9 million, or 1.1%, and certificates of deposit of $10.8 million, or 21.3%, when comparing September 30, 2016 and June 30, 2016. These increases were the result of a $36.4 million increase in municipal deposits at Greene County Commercial Bank, primarily from continued growth in new account relationships as well as tax collection.  Included within certificates of deposits at June 30, 2016 were $10.0 million in brokered certificates of deposit. These brokered certificates of deposit matured during the quarter ended September 30, 2016.

(In thousands)	At September 30, 2016	Percentage of Portfolio	At June 30, 2016	Percentage of Portfolio
Noninterest-bearing deposits	$95,008	12.3%	$88,254	11.9%
Certificates of deposit	39,865	5.2	50,666	6.9
Savings deposits	175,439	22.7	177,309	24.0
Money market deposits	113,816	14.7	112,905	15.3
NOW deposits	348,467	45.1	309,753	41.9
Total deposits	$772,595	100.0%	$738,887	100.0%

BORROWINGS

At September 30, 2016, The Bank of Greene County had pledged approximately $216.7 million of its residential mortgage portfolio as collateral for borrowing and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $179.2 million at September 30, 2016, of which $34.6 million in borrowings were outstanding at September 30, 2016.  There were $14.3 million in short term borrowings outstanding at September 30, 2016.  Interest rates on short term borrowings are determined at the time of borrowing.  The remaining $20.3 million consisted of long-term fixed rate, fixed term advances with a weighted average rate of 1.48% and a weighted average maturity of 27 months.  The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At September 30, 2016, there were no outstanding letters of credit.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2016, approximately $4.1 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at September 30, 2016 or 2015.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $5.0 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At September 30, 2016 and 2015, there were no balances outstanding on either of these lines of credit, and there was no activity during the quarters ended September 30, 2016 and 2015.

Index
Scheduled maturities of long-term borrowings at September 30, 2016 were as follows:

(In thousands)
Within the twelve months ended September 30,
2017	$2,500
2018	5,500
2019	4,500
2020	6,000
2021	1,800
$20,300

EQUITY

Shareholders’ equity increased to $76.4 million at September 30, 2016 from $74.3 million at June 30, 2016, as net income of $2.5 million was partially offset by a $141,000 increase in other accumulated comprehensive loss and dividends declared and paid of $369,000.  Other changes in equity, an increase of $116,000, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Selected Equity Data:
	September 30, 2016	June 30, 2016
Shareholders’ equity to total assets, at end of period	8.56%	8.55%

Book value per share	$9.00	$8.77
Closing market price of common stock	$16.67	$16.27

	For the quarter ended September 30,
	2016	2015
Average shareholders’ equity to average assets	8.70%	9.12%
Dividend payout ratio[1]	31.67%	37.00%
Actual dividends paid to net income[2]	14.72%	16.51%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.3% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended September 30, 2016 and 2015.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the quarters ended September 30, 2016 and 2015.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$542,670	$6,053	4.46%	$458,848	$5,293	4.61%
Securities[2]	301,908	1,733	2.30	263,133	1,551	2.36
Interest-bearing bank balances and federal funds	1,099	3	1.09	1,040	2	0.77
FHLB stock	2,859	25	3.50	1,948	17	3.49
Total interest-earning assets	848,536	7,814	3.68%	724,969	6,863	3.79%
Cash and due from banks	7,866			7,861
Allowance for loan losses	(9,579)			(8,266)
Other noninterest-earning assets	18,232			18,399
Total assets	$865,055			$742,963

Interest-Bearing Liabilities:
Savings and money market deposits	$291,468	$232	0.32%	$270,805	$215	0.32%
NOW deposits	309,748	297	0.38	251,710	240	0.38
Certificates of deposit	42,819	77	0.72	42,847	76	0.71
Borrowings	48,792	121	0.99	29,574	83	1.12
Total interest-bearing liabilities	692,827	727	0.42%	594,936	614	0.41%
Noninterest-bearing deposits	88,285			74,233
Other noninterest-bearing liabilities	8,667			6,063
Shareholders' equity	75,276			67,731
Total liabilities and equity	$865,055			$742,963

Net interest income		$7,087			$6,249
Net interest rate spread			3.26%			3.38%
Net earnings assets	$155,709			$130,033
Net interest margin			3.34%			3.45%
Average interest-earning assets to average interest-bearing liabilities	122.47%			121.86%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin

	For the quarter ended September 30,
(Dollars in thousands)	2016	2015
Net interest income (GAAP)	$7,087	$6,249
Tax-equivalent adjustment(1)	520	433
Net interest income (fully taxable-equivalent)	$7,607	$6,682

Average interest-earning assets	$848,536	$724,969
Net interest margin (fully taxable-equivalent)	3.59%	3.69%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 34% for federal income taxes and 3.32% and 3.63% for the quarters ended September 30, 2016 and 2015, respectively, for New York State income taxes.

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

	Three months ended September 30,
	2016 versus 2015
	Increase/(Decrease)		Total
	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$937	$(177)	$760
Securities[2]	223	(41)	182
Interest-bearing bank balances and federal funds	-	1	1
FHLB stock	8	-	8
Total interest-earning assets	1,168	(217)	951

Interest-Bearing Liabilities:
Savings and money market deposits	17	-	17
NOW deposits	57	-	57
Certificates of deposit	-	1	1
Borrowings	49	(11)	38
Total interest-bearing liabilities	123	(10)	113
Net change in net interest income	$1,045	$(207)	$838

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets remained unchanged at 1.16% for the quarters ended September 30, 2016 and 2015, respectively.  Annualized return on average equity increased to 13.32% for the quarter ended September 30, 2016 as compared to 12.70% for the quarter ended September 30, 2015.  The increase in return on average equity was primarily the result of an increase in net interest income resulting from growth in earning assets, resulting in higher net income.  Net income amounted to $2.5 million and $2.2 million for the quarters ended September 30, 2016 and 2015, respectively.  Average assets increased $122.1 million, or 16.4% to $865.1 million for the quarter ended September 30, 2016 as compared to $743.0 million for the quarter ended September 30, 2015.  Average equity increased $7.6 million, or 11.2%, to $75.3 million for the quarter ended September 30, 2016 as compared to $67.7 million for the quarter ended September 30, 2015.

Index
INTEREST INCOME

Interest income amounted to $7.8 million for the quarter ended September 30, 2016 as compared to $6.9 million for the quarter ended September 30, 2015, an increase of $951,000, or 13.9%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the quarters ended September 30, 2016 and 2015, which was offset by a decrease in the yield on loans and securities. Average loan balances increased $83.8 million while the yield on loans decreased 15 basis points when comparing the quarters ended September 30, 2016 and 2015.   Average securities increased $38.8 million and the yield on such securities decreased 6 basis points when comparing the quarters ended September 30, 2016 and 2015.

INTEREST EXPENSE

Interest expense amounted to $727,000 for the quarter ended September 30, 2016 as compared to $614,000 for the quarter ended September 30, 2015, an increase of $113,000 or 18.4%.  Increases in the average balances on interest-bearing liabilities and an increase in the rate paid contributed to the increase in interest expense.  As illustrated in the rate/volume table, interest expense increased $123,000 due to a $97.9 million increase in the average balances on interest-bearing liabilities.  The rate paid on interest-bearing liabilities increased 1 basis point to 0.42% for the quarter ended September 30, 2016 compared to 0.41% for the quarter ended September 30, 2015.  The average balance of NOW deposits grew by $58.0 million when comparing the quarters ended September 30, 2016 and 2015. The average balance of savings and money market deposits increased $20.7 million and average balance of certificates of deposit remained unchanged when comparing the quarters ended September 30, 2016 and 2015. The average balance on borrowings increased $19.2 million, and the rate decreased 13 basis points when comparing the quarters ended September 30, 2016 and 2015.

NET INTEREST INCOME

Net interest income increased $838,000 to $7.1 million for the quarter ended September 30, 2016 from $6.2 million for the quarter ended September 30, 2015.  Net interest spread decreased 12 basis points to 3.26% as compared to 3.38% when comparing the quarters ended September 30, 2016 and 2015, respectively.  Net interest margin decreased 11 basis points to 3.34% for the quarter ended September 30, 2016 as compared to 3.45% for the quarter ended September 30, 2015.  The growth in average loan and securities balances, led to an increase in net interest income when comparing the quarters ended September 30, 2016 and 2015.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.59% and 3.69% for the quarter ended September 30, 2016 and 2015, respectively.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $543,000 and $374,000 for the quarters ended September 30, 2016 and 2015, respectively.  The level of provision has increased as the result of continued growth in commercial real estate and commercial loans.  Allowance for loan losses to total loans receivable were 1.79% as of September 30, 2016 and June 30, 2016.  Nonperforming loans amounted to $4.3 million and $3.4 million at September 30, 2016 and June 30, 2016, respectively.  Net charge-offs amounted to $52,000 and $50,000 for the quarters ended September 30, 2016 and 2015, respectively, an increase of $2,000.   At September 30, 2016, nonperforming assets were 0.51% of total assets and nonperforming loans were 0.78% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

Index
NONINTEREST INCOME

	For the three months ended September 30,		Change from Prior Year
Noninterest income:	2016	2015	Amount	Percent
Service charges on deposit accounts	$773	$717	$56	7.81%
Debit card fees	491	452	39	8.63
Investment services	70	93	(23)	(24.73)
E-commerce fees	32	24	8	33.33
Other operating income	183	198	(15)	(7.58)
Total noninterest income	$1,549	$1,484	$65	4.38%

Noninterest income increased $65,000, or 4.4%, and totaled $1.5 million for the quarters ended September 30, 2016 and 2015, primarily due to increases in service charges and debit card fees resulting from continued growth in the number of checking accounts with debit cards.  These increases were partially offset by lower sales commissions earned in investment services and lower other operating income.

NONINTEREST EXPENSE

	For the three months ended September 30,		Change from Prior Year
Noninterest expense:	2016	2015	Amount	Percent
Salaries and employee benefits	$2,668	$2,424	$244	10.07%
Occupancy expense	380	363	17	4.68
Equipment and furniture expense	120	120	-	0.00
Service and data processing fees	448	410	38	9.27
Computer software, supplies and support	146	133	13	9.77
Advertising and promotion	123	101	22	21.78
FDIC insurance premiums	114	100	14	14.00
Legal and professional fees	198	260	(62)	(23.85)
Other	557	647	(90)	(13.91)
Total noninterest expense	$4,754	$4,558	$196	4.30%

Noninterest expense increased $196,000, or 4.3%, to $4.8 million for the quarter ended September 30, 2016 as compared to $4.6 million for the quarter ended September 30, 2015. This increase was primarily due to an increase in salaries and employee benefits expenses, resulting from additional staffing within our lending department and customer service center.  Partially offsetting the aforementioned increases were decreases in legal and professional fees and lower expenses related to foreclosed real estate included in other expenses.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 24.9% for the quarter ended September 30, 2016, compared to 23.2% for the quarter ended September 30, 2015.   The effective tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary.

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

Index
The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at September 30, 2016:

(In thousands)	2016
Unfunded loan commitments	$41,875
Unused lines of credit	46,806
Total commitments	$88,681

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2016 and June 30, 2016.  Consolidated shareholders’ equity represented 8.6% of total assets at September 30, 2016 and at June 30, 2016.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  November 10, 2016

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 10, 2016

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer