Form 10-Q
period 2016-12-31
GREENE COUNTY BANCORP INC
filed 2017-02-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

As of February 13, 2017, the registrant had 8,502,614 shares of common stock outstanding at $ 0.10 par value per share.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2016 and June 30, 2016
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2016	June 30, 2016
Total cash and cash equivalents	$15,575	$15,895

Long term certificate of deposit	2,145	2,210
Securities available-for-sale, at fair value	85,710	100,123
Securities held-to-maturity, at amortized cost (fair value $212,534 at December 31, 2016; $214,058 at June 30, 2016)	210,983	204,935
Federal Home Loan Bank stock, at cost	3,730	2,752

Loans	600,882	531,290
Allowance for loan losses	(10,421)	(9,485)
Unearned origination fees and costs, net	866	959
Net loans receivable	591,327	522,764

Premises and equipment	13,928	14,176
Accrued interest receivable	3,790	3,610
Foreclosed real estate	338	370
Prepaid expenses and other assets	4,455	1,946
Total assets	$931,981	$868,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$88,957	$88,254
Interest-bearing deposits	686,108	650,633
Total deposits	775,065	738,887

Borrowings from Federal Home Loan Bank, short-term	45,700	26,100
Borrowings from other banks, short-term	100	-
Borrowings from Federal Home Loan Bank, long-term	22,450	20,300
Accrued expenses and other liabilities	10,287	9,193
Total liabilities	853,602	794,480

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares Outstanding 8,502,614 shares at December 31, 2016, and 8,475,614 shares at June 30, 2016	861	861
Additional paid-in capital	10,990	10,872
Retained earnings	68,496	63,805
Accumulated other comprehensive loss	(1,558)	(725)
Treasury stock, at cost 108,726 shares at December 31, 2016, and 135,726 shares at June 30, 2016	(410)	(512)
Total shareholders’ equity	78,379	74,301
Total liabilities and shareholders’ equity	$931,981	$868,781

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Interest income:
Loans	$6,382	$5,479	$12,435	$10,772
Investment securities - taxable	146	139	296	273
Mortgage-backed securities	1,099	786	1,883	1,553
Investment securities - tax exempt	852	730	1,676	1,397
Interest-bearing deposits and federal funds sold	5	2	8	4
Total interest income	8,484	7,136	16,298	13,999

Interest expense:
Interest on deposits	648	540	1,254	1,071
Interest on borrowings	105	86	226	169
Total interest expense	753	626	1,480	1,240

Net interest income	7,731	6,510	14,818	12,759
Provision for loan losses	586	343	1,129	717
Net interest income after provision for loan losses	7,145	6,167	13,689	12,042

Noninterest income:
Service charges on deposit accounts	820	766	1,593	1,483
Debit card fees	510	453	1,001	905
Investment services	67	78	137	171
E-commerce fees	31	17	63	41
Other operating income	184	217	367	415
Total noninterest income	1,612	1,531	3,161	3,015

Noninterest expense:
Salaries and employee benefits	2,787	2,514	5,455	4,938
Occupancy expense	339	333	719	696
Equipment and furniture expense	132	118	252	238
Service and data processing fees	499	508	947	918
Computer software, supplies and support	148	96	294	229
Advertising and promotion	85	94	208	195
FDIC insurance premiums	93	104	207	204
Legal and professional fees	220	277	418	537
Other	485	636	1,042	1,283
Total noninterest expense	4,788	4,680	9,542	9,238

Income before provision for income taxes	3,969	3,018	7,308	5,819
Provision for income taxes	1,043	698	1,875	1,349
Net income	$2,926	$2,320	$5,433	$4,470

Basic earnings per share	$0.34	$0.27	$0.64	$0.53
Basic average shares outstanding	8,491,929	8,451,848	8,487,554	8,449,080
Diluted earnings per share	$0.34	$0.27	$0.64	$0.53
Diluted average shares outstanding	8,509,316	8,502,966	8,503,913	8,500,912
Dividends per share	$0.0950	$0.0925	$0.1900	$0.1850

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)
(In thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Net Income	$2,926	$2,320	$5,433	$4,470
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale securities, net of income taxes of ($430) and ($35), for the three months, and ($530) and ($14), for the six months ended December 31, 2016 and 2015 respectively	(693)	(55)	(834)	(21)

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $0 and $0 for the three months, and $1 and $4 for the six months ended December 31, 2016 and 2015, respectively	1	1	1	7
Total other comprehensive (loss) income, net of taxes	(692)	(54)	(833)	(14)

Comprehensive income	$2,234	$2,266	$4,600	$4,456

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December, 2016 and 2015
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2015	$431	$11,220	$56,696	$(798)	$(629)	$66,920
Options exercised		33			50	83
Tax benefit of stock based compensation		6				6
Dividends declared			(715)			(715)
Net income			4,470			4,470
Other comprehensive loss, net of taxes				(14)		(14)
Balance at December 31, 2015	$431	$11,259	$60,451	$(812)	$(579)	$70,750

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2016	$861	$10,872	$63,805	$(725)	$(512)	$74,301
Options exercised		67			102	169
Tax benefit of stock based compensation		51				51
Dividends declared			(742)			(742)
Net income			5,433			5,433
Other comprehensive loss, net of taxes				(833)		(833)
Balance at December 31, 2016	$861	$10,990	$68,496	$(1,558)	$(410)	$78,379

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Cash flows from operating activities:
Net Income	$5,433	$4,470
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	319	316
Deferred income tax expense	(2,196)	(2,451)
Net amortization of premiums and discounts	443	341
Net amortization of deferred loan costs and fees	251	190
Provision for loan losses	1,129	717
Losses on sale of foreclosed real estate	61	177
Excess tax benefit from share based compensation	(51)	(6)
Net increase in accrued income taxes	2,438	3,104
Net increase in accrued interest receivable	(179)	(232)
Net increase in prepaid and other assets	(291)	(342)
Net (decrease) increase in other liabilities	(786)	165
Net cash provided by operating activities	6,571	6,449

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	37,123	23,524
Purchases of securities	(29,683)	(34,067)
Principal payments on securities	5,573	2,846
Securities held-to-maturity:
Proceeds from maturities	5,795	5,558
Purchases of securities	(17,646)	(18,679)
Principal payments on securities	5,397	4,351
Net purchase of Federal Home Loan Bank Stock	(978)	(288)
Maturity of long term certificate of deposit	65	-
Net increase in loans receivable	(70,066)	(35,933)
Proceeds from sale of foreclosed real estate	94	684
Purchases of premises and equipment	(71)	(141)
Net cash used by investing activities	(64,397)	(52,145)

Cash flows from financing activities
Net increase in short-term advances	19,700	4,900
Proceeds from long-term FHLB advances	2,650	1,500
Repayment of long-term FHLB advances	(500)	-
Payment of cash dividends	(742)	(715)
Proceeds from issuance of stock options	169	83
Excess tax benefit from share based compensation	51	6
Net increase in deposits	36,178	46,472
Net cash provided by financing activities	57,506	52,246

Net (decrease) increase in cash and cash equivalents	(320)	6,550
Cash and cash equivalents at beginning of period	15,895	15,538
Cash and cash equivalents at end of period	$15,575	$22,088

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$123	$318
Cash paid during period for:
Interest	$1,471	$1,230
Income taxes	$1,633	$696

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three and Six Months Ended December 31, 2016 and 2015

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2016 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three and six months ended December 31, 2016 and 2015 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2016, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2016, are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)	Securities

Securities at December 31, 2016 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,576	$170	$-	$4,746
State and political subdivisions	54,297	-	-	54,297
Mortgage-backed securities-residential	5,641	75	54	5,662
Mortgage-backed securities-multi-family	17,727	383	101	18,009
Asset-backed securities	4	-	-	4
Corporate debt securities	2,771	66	3	2,834
Total debt securities	85,016	694	158	85,552
Equity securities	62	96	-	158
Total securities available-for-sale	85,078	790	158	85,710
Securities held-to-maturity:
U.S. government sponsored enterprises	4,000	-	55	3,945
State and political subdivisions	108,775	2,045	431	110,389
Mortgage-backed securities-residential	11,505	330	2	11,833
Mortgage-backed securities-multi-family	83,648	752	1,071	83,329
Corporate debt securities	1,000	-	-	1,000
Other securities	2,055	-	17	2,038
Total securities held-to-maturity	210,983	3,127	1,576	212,534
Total securities	$296,061	$3,917	$1,734	$298,244

Index
Securities at June 30, 2016 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,587	$304	$-	$4,891
State and political subdivisions	60,491	8	-	60,499
Mortgage-backed securities-residential	6,360	185	5	6,540
Mortgage-backed securities-multi-family	22,594	1,285	-	23,879
Asset-backed securities	5	-	-	5
Corporate debt securities	4,028	129	-	4,157
Total debt securities	98,065	1,911	5	99,971
Equity securities	62	90	-	152
Total securities available-for-sale	98,127	2,001	5	100,123
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	32	-	2,032
State and political subdivisions	99,040	5,003	3	104,040
Mortgage-backed securities-residential	13,543	606	-	14,149
Mortgage-backed securities-multi-family	87,204	3,471	4	90,671
Corporate debt securities	1,000	-	-	1,000
Other securities	2,148	18	-	2,166
Total securities held-to-maturity	204,935	9,130	7	214,058
Total securities	$303,062	$11,131	$12	$314,181

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of December 31, 2016, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
State and political subdivisions	$793	$-	1	$-	$-	-	$793	$-	1
Mortgage-backed securities-residential	1,240	46	1	876	8	1	2,116	54	2
Mortgage-backed securities-multi-family	5,668	101	3	-	-	-	5,668	101	3
Corporate debt securities	263	3	2	-	-	-	263	3	2
Total securities available for sale	7,964	150	7	880	8	1	8,844	158	8
Securities held to maturity:
U.S. government sponsored enterprises	1,945	55	1	-	-	-	1,945	55	1
State and political subdivisions	26,934	429	133	103	2	1	27,037	431	134
Mortgage-backed securities-residential	1,884	2	1	-	-	-	1,884	2	1
Mortgage-backed securities-multi-family	55,346	1,071	24	-	-	-	55,346	1,071	24
Other securities	962	16	1	74	1	1	1,036	17	2
Total securities held to maturity	87,071	1,573	160	177	3	2	87,248	1,576	162
Total securities	$95,035	$1,723	167	$1,057	$11	3	$96,092	$1,734	170

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

There were no transfers of securities available-for-sale to held-to-maturity during the three and six months ended December 31, 2016 or 2015. During the three and six months ended December 31, 2016 and 2015, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and six months ended December 31, 2016 and 2015.

Index
The estimated fair values of debt securities at December 31, 2016, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$55,006	$55,055
After one year through five years	6,638	6,822
After five years through ten years	-	-
After ten years	-	-
Total available-for-sale debt securities	61,644	61,877
Mortgage-backed and asset-backed securities	23,372	23,675
Equity securities	62	158
Total available-for-sale securities	85,078	85,710

Held-to-maturity debt securities
Within one year	15,632	15,754
After one year through five years	56,769	57,364
After five years through ten years	32,225	32,621
After ten years	11,204	11,633
Total held-to-maturity debt securities	115,830	117,372
Mortgage-backed	95,153	95,162
Total held-to-maturity securities	210,983	212,534
Total securities	$296,061	$298,244

As of December 31, 2016 and June 30, 2016, respectively, securities with an aggregate fair value of $279.7 million and $291.6 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of December 31, 2016 and June 30, 2016, securities with an aggregate fair value of $2.8 million and $4.2 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the three and six months ended December 31, 2016 or 2015.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and six months ended December 31, 2016 or 2015.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at December 31, 2016 and June 30, 2016 are summarized as follows:

(In thousands)	December 31, 2016	June 30, 2016
Residential real estate:
Residential real estate	$238,431	$234,992
Residential construction and land	4,980	5,575
Multi-family	3,904	3,918
Commercial real estate:
Commercial real estate	246,306	192,678
Commercial construction	25,651	20,159
Consumer loan:
Home equity	20,660	20,893
Consumer installment	4,714	4,350
Commercial loans	56,236	48,725
Total gross loans	600,882	531,290
Allowance for loan losses	(10,421)	(9,485)
Deferred fees and costs	866	959
Loans receivable, net	$591,327	$522,764

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

Loan balances by internal credit quality indicator as of December 31, 2016 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$235,628	$755	$93	$1,955	$238,431
Residential construction and land	4,980	-	-	-	4,980
Multi-family	3,810	-	-	94	3,904
Commercial real estate	243,664	100	178	2,364	246,306
Commercial construction	25,651	-	-	-	25,651
Home equity	20,469	-	-	191	20,660
Consumer installment	4,688	26	-	-	4,714
Commercial loans	54,845	72	347	972	56,236
Total gross loans	$593,735	$953	$618	$5,576	$600,882

Index
Loan balances by internal credit quality indicator as of June 30, 2016 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$232,321	$757	$94	$1,820	$234,992
Residential construction and land	5,575	-	-	-	5,575
Multi-family	3,820	-	-	98	3,918
Commercial real estate	190,293	52	531	1,802	192,678
Commercial construction	20,159	-	-	-	20,159
Home equity	20,555	321	12	5	20,893
Consumer installment	4,340	10	-	-	4,350
Commercial loans	47,598	26	8	1,093	48,725
Total gross loans	$524,661	$1,166	$645	$4,818	$531,290

The Company had no loans classified Doubtful or Loss at December 31, 2016 or June 30, 2016.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2016 and June 30, 2016. Loans on nonaccrual status totaled $3.8 million at December 31, 2016, of which $1.5 million were in the process of foreclosure. At December 31, 2016, there were 12 residential loans in the process of foreclosure totaling $895,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at December 31, 2016, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $183,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.3 million at June 30, 2016 of which $1.5 million were in the process of foreclosure. At June 30, 2016, there were nine residential loans in the process of foreclosure totaling $867,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2016, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of December 31, 2016:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$928	$455	$1,038	$2,421	$236,010	$238,431	$1,351
Residential construction and land	18	-	-	18	4,962	4,980	-
Multi-family	-	-	-	-	3,904	3,904	-
Commercial real estate	1,007	959	613	2,579	243,727	246,306	1,936
Commercial construction	-	-	-	-	25,651	25,651	-
Home equity	25	-	191	216	20,444	20,660	191
Consumer installment	51	26	-	77	4,637	4,714	-
Commercial loans	458	72	116	646	55,590	56,236	276
Total gross loans	$2,487	$1,512	$1,958	$5,957	$594,925	$600,882	$3,754

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2016:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,533	$637	$938	$3,108	$231,884	$234,992	$1,207
Residential construction and land	-	-	-	-	5,575	5,575	-
Multi-family	47	-	-	47	3,871	3,918	-
Commercial real estate	324	793	590	1,707	190,971	192,678	1,899
Commercial construction	-	-	-	-	20,159	20,159	-
Home equity	17	321	17	355	20,538	20,893	18
Consumer installment	34	10	-	44	4,306	4,350	-
Commercial loans	392	112	-	504	48,221	48,725	202
Total gross loans	$2,347	$1,873	$1,545	$5,765	$525,525	$531,290	$3,326

The Bank of Greene County had accruing loans delinquent more than 90 days totaling $73,000 and $77,000 as of December 31, 2016 and June 30, 2016, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three and six months ended December 31:

	For the three months ended December 31,		For the six months ended December 31
(In thousands)	2016	2015	2016	2015
Interest income that would have been recorded if loans had been performing in accordance with original terms	$56	$58	$136	$159
Interest income that was recorded on nonaccrual loans	26	50	54	99

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of December 31, 2016			For the three months ended December 31, 2016		For the six months ended December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$266	$266	$-	$266	$-	$266	$-
Commercial real estate	427	427	-	821	4	921	14
Home equity	-	-	-	2	-	4	-
Commercial loans	195	195	-	65	1	33	1
Impaired loans with no allowance	888	888	-	1,154	5	1,224	15

With an allowance recorded:
Residential real estate	1,235	1,235	244	1,238	12	1,241	24
Commercial real estate	1,450	1,656	221	749	7	576	11
Commercial loans	81	81	2	81	-	82	2
Impaired loans with allowance	2,766	2,972	467	2,068	19	1,899	37

Total impaired:
Residential real estate	1,501	1,501	244	1,504	12	1,507	24
Commercial real estate	1,877	2,083	221	1,570	11	1,497	25
Home equity	-	-	-	2	-	4	-
Commercial loans	276	276	2	146	1	115	3
Total impaired loans	$3,654	$3,860	$467	$3,222	$24	$3,123	$52

	As of June 30, 2016			For the three months ended December 31, 2015		For the six months ended December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$266	$266	$-	$185	$-	$267	$2
Commercial real estate	1,024	1,231	-	1,086	11	1,143	17
Home equity	5	5	-	46	-	90	1
Impaired loans with no allowance	1,295	1,502	-	1,317	11	1,500	20

With an allowance recorded:
Residential real estate	1,457	1,457	267	1,382	14	1,393	28
Commercial real estate	405	405	61	461	6	566	12
Commercial loans	85	85	2	89	2	91	3
Impaired loans with allowance	1,947	1,947	330	1,932	22	2,050	43

Total impaired:
Residential mortgage	1,723	1,723	267	1,567	14	1,660	30
Nonresidential mortgage	1,429	1,636	61	1,547	17	1,709	29
Home equity	5	5	-	46	-	90	1
Commercial loans	85	85	2	89	2	91	3
Total impaired loans	$3,242	$3,449	$330	$3,249	$33	$3,550	$63

There were no loans that have been modified as a troubled debt restructuring during the three and six months ended December 31, 2016 or 2015.

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2016 or 2015 which have subsequently defaulted during the three and six months ended December 31, 2016 or 2015, respectively.

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

	Activity for the three months ended December 31, 2016
(In thousands)	Balance at September 30, 2016	Charge-offs	Recoveries	Provision	Balance at December 31, 2016
Residential real estate	$2,242	$90	$-	$82	$2,234
Residential construction and land	63	-	-	-	63
Multi-family	18	-	-	-	18
Commercial real estate	4,981	-	-	384	5,365
Commercial construction	628	-	-	(25)	603
Home equity	251	-	-	6	257
Consumer installment	168	69	18	107	224
Commercial loans	1,492	-	-	21	1,513
Unallocated	133	-	-	11	144
Total	$9,976	$159	$18	$586	$10,421

	Activity for the six months ended December 31, 2016
(In thousands)	Balance at June 30, 2016	Charge-offs	Recoveries	Provision	Balance at December 31, 2016
Residential real estate	$2,396	$90	$-	$(72)	$2,234
Residential construction and land	75	-	-	(12)	63
Multi-family	22	-	-	(4)	18
Commercial real estate	4,541	-	-	824	5,365
Commercial construction	502	-	-	101	603
Home equity	309	-	-	(52)	257
Consumer installment	228	141	35	102	224
Commercial loans	1,412	-	3	98	1,513
Unallocated	-	-	-	144	144
Total	$9,485	$231	$38	$1,129	$10,421

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance December 31, 2016 Impairment Analysis		Ending Balance December 31, 2016 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$244	$1,990	$1,501	$236,930
Residential construction and land	-	63	-	4,980
Multi-family	-	18	-	3,904
Commercial real estate	221	5,144	1,876	244,430
Commercial construction	-	603	-	25,651
Home equity	-	257	-	20,660
Consumer installment	-	224	-	4,714
Commercial loans	2	1,511	276	55,960
Unallocated	-	144	-	-
Total	$467	$9,954	$3,653	$597,229

	Activity for the three months ended December 31, 2015
(In thousands)	Balance at September 30, 2015	Charge-offs	Recoveries	Provision	Balance at December 31, 2015
Residential real estate	$2,386	$-	$-	$6	$2,392
Residential construction and land	62	-	-	8	70
Multi-family	25	-	-	-	25
Commercial real estate	3,814	148	-	354	4,020
Commercial construction	162	-	-	169	331
Home equity	319	-	-	(14)	305
Consumer installment	240	65	15	(2)	188
Commercial loans	1,252	-	-	20	1,272
Unallocated	206	-	-	(198)	8
Total	$8,466	$213	$15	$343	$8,611

	Activity for the six months ended December 31, 2015
(In thousands)	Balance at June 30, 2015	Charge-offs	Recoveries	Provision	Balance at December 31, 2015
Residential real estate	$2,454	$-	$-	$(62)	$2,392
Residential construction and land	50	-	-	20	70
Multi-family	40	-	-	(15)	25
Commercial real estate	3,699	162	17	466	4,020
Commercial construction	233	-	-	98	331
Home equity	314	-	-	(9)	305
Consumer installment	223	143	40	68	188
Commercial loans	1,129	-	-	143	1,272
Unallocated	-	-	-	8	8
Total	$8,142	$305	$57	$717	$8,611

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2016 Impairment Analysis		Ending Balance June 30, 2016 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$267	$2,129	$1,723	$233,269
Residential construction and land	-	75	-	5,575
Multi-family	-	22	-	3,918
Commercial real estate	61	4,480	1,429	191,249
Commercial construction	-	502	-	20,159
Home equity	-	309	5	20,888
Consumer installment	-	228	-	4,350
Commercial loans	2	1,410	85	48,640
Unallocated	-	-	-	-
Total	$330	$9,155	$3,242	$528,048

Index
Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of December 31, 2016 and June 30, 2016:

(in thousands)	December 31, 2016	June 30, 2016
Residential real estate	$130	$61
Land	-	65
Commercial real estate	208	244
Total foreclosed real estate	$338	$370

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2016 and June 30, 2016 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
(In thousands)	December 31, 2016	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$4,746	$-	$4,746	$-
State and political subdivisions	54,297	-	54,297	-
Mortgage-backed securities-residential	5,662	-	5,662	-
Mortgage-backed securities-multi-family	18,009	-	18,009	-
Asset-backed securities	4	4	-	-
Corporate debt securities	2,834	2,834	-	-
Equity securities	158	158	-	-
Securities available-for-sale	$85,710	$2,996	$82,714	$-

Index
		Fair Value Measurements Using
(In thousands)	June 30, 2016	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$4,891	$-	$4,891	$-
State and political subdivisions	60,499	-	60,499	-
Mortgage-backed securities-residential	6,540	-	6,540	-
Mortgage-backed securities-multi-family	23,879	-	23,879	-
Asset-backed securities	5	5	-	-
Corporate debt securities	4,157	4,157	-	-
Equity securities	152	152	-	-
Securities available-for-sale	$100,123	$4,314	$95,809	$-

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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Impaired loans	$1,422	$298	$1,124	$-	$-	$1,124
Foreclosed real estate	338	-	338	-	-	338

June 30, 2016
Impaired loans	$655	$164	$491	$-	$-	$491
Foreclosed real estate	370	-	370	-	-	370

Index
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2016
Impaired Loans	$1,124	Appraisal of collateral(1)	Appraisal adjustments(2)	16.50%-42.52%	26.73%
			Liquidation expenses(3)	3.45%-8.35%	6.25%
Foreclosed real estate	338	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-54.17%	3.50%
			Liquidation expenses(3)	0.42%-11.79%	7.18%
June 30, 2016
Impaired loans	$491	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	21.01%
			Liquidation expenses(3)	0.00%-8.35%	4.92%
Foreclosed real estate	370	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-54.17%	8.83%
			Liquidation expenses(3)	0.42%-12.67%	7.81%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2016 and June 30, 2016, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	December 31, 2016		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,575	$15,575	$15,575	$-	$-
Long term certificate of deposit	2,145	2,145	2,145	-	-
Securities available-for-sale	85,710	85,710	2,996	82,714	-
Securities held-to-maturity	210,983	212,534	-	212,534	-
Federal Home Loan Bank stock	3,730	3,730	-	3,730	-
Net loans	591,327	599,016	-	-	599,016
Accrued interest receivable	3,790	3,790	-	3,790	-
Deposits	775,065	775,252	-	775,252	-
Borrowings	68,250	68,075	-	68,075	-
Accrued interest payable	83	83	-	83	-

Index
(In thousands)	June 30, 2016		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,895	$15,895	$15,895	$-	$-
Long term certificate of deposit	2,210	2,210	2,210	-	-
Securities available-for-sale	100,123	100,123	4,314	95,809	-
Securities held-to-maturity	204,935	214,058	-	214,058	-
Federal Home Loan Bank stock	2,752	2,752	-	2,752	-
Net loans	522,764	533,721	-	-	533,721
Accrued interest receivable	3,610	3,610	-	3,610	-
Deposits	738,887	739,087	-	739,087	-
Borrowings	46,400	46,562	-	46,562	-
Accrued interest payable	74	74	-	74	-

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three and six months ended December 31, 2016 and 2015.  On February 17, 2016, the Company declared a 2-for-1 stock split on the Company’s common stock.  The stock split was paid on March 15, 2016 to stockholders of record as of March 7, 2016. Weighted-average number of shares outstanding and earnings per share have been restated for December 31, 2015 as if the new shares had been issued and outstanding at the same time as the original shares.

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015

Net Income	$2,926,000	$2,320,000	$5,433,000	$4,470,000

Weighted Average Shares – Basic	8,491,929	8,451,848	8,487,554	8,449,080
Effect of Dilutive Stock Options	17,387	51,118	16,359	51,832
Weighted Average Shares - Dilute	8,509,316	8,502,966	8,503,913	8,500,912

Earnings per share - Basic	$0.34	$0.27	$0.64	$0.53
Earnings per share - Diluted	$0.34	$0.27	$0.64	$0.53

(8)	Dividends

On October 26, 2016, the Board of Directors declared a cash dividend for the quarter ended September 30, 2016 of $0.095 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.38 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of November 15, 2016, and was paid on November 30, 2016.  The MHC waived its receipt of this dividends declared on its shares of the Company’s common stock for the quarter ended September 30, 2016.

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

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and six months ended December 31, 2016 and 2015 were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2016	2015	2016	2015
Interest cost	$53	$58	$107	$116
Expected return on plan assets	(46)	(77)	(115)	(154)
Amortization of net loss	49	34	98	68
Net periodic pension cost	$56	$15	$90	$30

The Company made a contribution of $576,000 to the defined benefit pension plan during the three months ended December 31, 2016.  The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during the remainder of fiscal 2017.

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

The net periodic pension costs related to the SERP Plan for the three and six months ended December 31, 2016 were $81,000 and $158,000, respectively, and for the three and six months ended December 31, 2015 were $62,000 and $120,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $2.4 million and $2.0 million as of December 31, 2016 and June 30, 2016, respectively. The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

(11)	Stock-Based Compensation

At December 31, 2016, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2016.  All share and per share data has been restated in all periods presented to reflect the 2-for-1 stock split, which was paid on March 15, 2016, as if the new share options had been granted at the same time as the original share options.

Index
Stock Option Plan

At December 31, 2016 and 2015, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.  A summary of the Company’s stock option activity and related information for its option plan for the six months ended December 31, 2016 and 2015 is as follows:

	2016		2015
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	64,770	$6.25	95,670	$6.25
Exercised	(27,000)	$6.25	(13,200)	$6.25
Outstanding at period end	37,770	$6.25	82,470	$6.25
Exercisable at period end	37,770	$6.25	82,470	$6.25

The following table presents stock options outstanding and exercisable at September 30, 2016:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.25	37,770	1.75	$6.25

The total intrinsic value of the options exercised during the three and six months ended December 31, 2016 was approximately $208,000 and $339,000, respectively.  The total intrinsic value of the options exercised during the three and six months ended December 31, 2015 was approximately $82,000 and $115,000, respectively. There were no stock options granted during the six months ended December 31, 2016 or 2015.  All outstanding options were fully vested at December 31, 2016 and 2015.

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2016.

A summary of the Company’s phantom stock option activity and related information for its option plan for the six months ended December 31, 2016 and 2015 is as follows:

	2016	2015
Number of options outstanding at beginning of year	1,353,554	1,257,508
Options granted	578,200	493,760
Options paid in cash upon vesting	(408,034)	(396,714)
Number of options outstanding at period end	1,523,720	1,354,554

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2016	2015	2016	2015
Cash paid out on options vested	$845	$-	$845	$711
Compensation costs recognized	347	240	588	420

The total liability for the long-term incentive plan was $1.2 million and $1.4 million as of December 31, 2016 and June 30, 2016, respectively.

Index
(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2016 and June 30, 2016 are presented in the following table:

(In thousands)
Accumulated other comprehensive loss:	December 31, 2016	June 30, 2016
Unrealized gain on available-for-sale securities, net of tax	$390	$1,224
Unrealized loss on securities transferred to held-to-maturity, net of tax	(1)	(2)
Net losses and past service liability for defined benefit plan, net of tax	(1,947)	(1,947)
Accumulated other comprehensive loss	$(1,558)	$(725)

(13)	Subsequent events

On January 17, 2017, the Board of Directors declared a cash dividend for the quarter ended December 31, 2016 of $0.095 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.38 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 15, 2017, and will be paid on February 28, 2017.  The MHC intends to waive its receipt of this dividend.

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

Index
Comparison of Financial Condition as of December 31, 2016 and June 30, 2016

ASSETS

Total assets of the Company were $932.0 million at December 31, 2016 as compared to $868.8 million at June 30, 2016, an increase of $63.2 million, or 7.3%.  Securities available-for-sale and held-to-maturity amounted to $296.7 million, or 31.8% of assets, at December 31, 2016 as compared to $305.1 million, or 35.1% of assets, at June 30, 2016, a decrease of $8.4 million, or 2.8%.   Net loans grew by $68.5 million, or 13.1%, to $591.3 million at December 31, 2016 as compared to $522.8 million at June 30, 2016.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $320,000 to $15.6 million at December 31, 2016 from $15.9 million at June 30, 2016.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity decreased $8.4 million, or 2.8%, to $296.7 million at December 31, 2016 as compared to $305.1 million at June 30, 2016.  Securities purchases totaled $47.3 million during the six months ended December 31, 2016 and consisted of $45.3 million of state and political subdivision securities, and $2.0 million of U.S. government sponsored enterprises securities. Principal pay-downs and maturities during the six months amounted to $53.9 million, of which $11.0 million were mortgage-backed securities, $41.6 million were state and political subdivision securities, and $1.3 million were corporate debt securities. At December 31, 2016, 54.9% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	December 31, 2016		June 30, 2016
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$4,746	1.6%	$4,891	1.6%
State and political subdivisions	54,297	18.3	60,499	19.8
Mortgage-backed securities-residential	5,662	1.9	6,540	2.1
Mortgage-backed securities-multifamily	18,009	6.1	23,879	7.8
Asset-backed securities	4	0.0	5	0.0
Corporate debt securities	2,834	0.9	4,157	1.4
Total debt securities	85,552	28.8	99,971	32.7
Equity securities	158	0.1	152	0.1
Total securities available-for-sale	85,710	28.9	100,123	32.8
Securities held-to-maturity:
U.S. government sponsored enterprises	4,000	1.4	2,000	0.7
State and political subdivisions	108,775	36.6	99,040	32.5
Mortgage-backed securities-residential	11,505	3.9	13,543	4.4
Mortgage-backed securities-multifamily	83,648	28.2	87,204	28.6
Corporate debt securities	1,000	0.3	1,000	0.3
Other securities	2,055	0.7	2,148	0.7
Total securities held-to-maturity	210,983	71.1	204,935	67.2
Total securities	$296,693	100.0%	$305,058	100.0%

LOANS

Net loans receivable increased $68.5 million, or 13.1%, to $591.3 million at December 31, 2016 from $522.8 million at June 30, 2016.  The loan growth experienced during the period consisted primarily of $53.6 million in commercial real estate loans, $5.5 million in commercial construction loans, $7.5 million in commercial loans, and $3.4 million in residential real estate loans. Balances within all other loan categories were relatively flat when comparing December 31, 2016 and June 30, 2016.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	December 31, 2016		June 30, 2016
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$238,431	39.7%	$234,992	44.2%
Residential construction and land	4,980	0.8	5,575	1.1
Multi-family	3,904	0.6	3,918	0.7
Commercial real estate	246,306	41.0	192,678	36.3
Commercial construction	25,651	4.3	20,159	3.8
Home equity	20,660	3.4	20,893	3.9
Consumer installment	4,714	0.8	4,350	0.8
Commercial loans	56,236	9.4	48,725	9.2
Total gross loans	600,882	100.0%	531,290	100.0%
Allowance for loan losses	(10,421)		(9,485)
Deferred fees and costs	866		959
Total net loans	$591,327		$522,764

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

Index
Analysis of allowance for loan losses activity

	At or for the Six Months Ended December 31,
(Dollars in thousands)	2016	2015
Balance at the beginning of the period	$9,485	$8,142
Charge-offs:
Residential real estate	90	-
Commercial real estate	-	162
Consumer installment	141	143
Total loans charged off	231	305

Recoveries:
Commercial real estate	-	17
Consumer installment	35	40
Commercial loans	3	-
Total recoveries	38	57

Net charge-offs	193	248

Provisions charged to operations	1,129	717
Balance at the end of the period	$10,421	$8,611

Net charge-offs to average loans outstanding (annualized)	0.07%	0.11%
Net charge-offs to nonperforming assets (annualized)	9.27%	12.39%
Allowance for loan losses to nonperforming loans	272.3%	232.73%
Allowance for loan losses to total loans receivable	1.73%	1.77%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At December 31, 2016	At June 30, 2016
Nonaccruing loans:
Residential real estate	$1,351	$1,207
Commercial real estate	1,936	1,899
Home equity	191	18
Commercial	276	202
Total nonaccruing loans	3,754	3,326
90 days & accruing
Residential real estate	73	77
Total 90 days & accruing	73	77
Total nonperforming loans	3,827	3,403
Foreclosed real estate:
Residential real estate	130	65
Land	-	61
Commercial real estate	208	244
Total foreclosed real estate	338	370
Total nonperforming assets	$4,165	$3,773

Troubled debt restructuring:
Nonperforming (included above)	$1,622	$1,645
Performing (accruing and excluded above)	925	934

Total nonperforming assets as a percentage of total assets	0.45%	0.43%
Total nonperforming loans to net loans	0.65%	0.65%

The table below details additional information related to nonaccrual loans for the indicated periods:

	For the three months ended December 31,		For the six months ended December 31
(In thousands)	2016	2015	2016	2015
Interest income that would have been recorded if loans had been performing in accordance with original terms	$56	$58	$136	$159
Interest income that was recorded on nonaccrual loans	26	50	54	99

Nonperforming assets amounted to $4.2 million at December 31, 2016 and $3.8 million as of June 30, 2016, an increase of $392,000 or 10.4%. Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2016 and June 30, 2016. Loans on nonaccrual status totaled $3.8 million at December 31, 2016, of which $1.5 million were in the process of foreclosure. At December 31, 2016, there were 12 residential loans in the process of foreclosure totaling $895,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at December 31, 2016, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $183,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans as of the dates indicated:

(In thousands)	December 31, 2016	June 30, 2016	December 31, 2015
Balance of impaired loans, with a valuation allowance	$2,766	$1,947	$1,878
Allowances relating to impaired loans included in allowance for loan losses	467	330	322
Balance of impaired loans, without a valuation allowance	888	1,295	1,159
Total impaired loans	3,654	3,242	3,037

	For the three months ended December 31,		For the six months ended December 31,
(In thousands)	2016	2015	2016	2015
Average balance of impaired loans for the periods ended	$3,222	$3,249	$3,123	$3,550
Interest income recorded on impaired loans during the periods ended	24	33	52	63

DEPOSITS

Total deposits increased to $775.1 million at December 31, 2016 from $738.9 million at June 30, 2016, an increase of $36.2 million, or 4.9%. Noninterest-bearing deposits increased $703,000, or 0.8%, NOW deposits increased $25.2 million, or 8.1%, money market deposits increased $3.0 million, or 2.7%, and savings deposits increased $8.3 million, or 4.7% when comparing December 31, 2016 and June 30, 2016. These increases were partially offset by a decrease in certificates of deposit of $1.0 million, or 2.0%, when comparing December 31, 2016 and June 30, 2016. These increases were partially the result of a $13.9 million increase in municipal deposits at Greene County Commercial Bank, primarily from continued growth in new account relationships as well as tax collection.  Included within certificates of deposits at December 31, 2016 and June 30, 2016 were $10.0 million in brokered certificates of deposit.

(In thousands)	At December 31, 2016	Percentage of Portfolio	At June 30, 2016	Percentage of Portfolio
Noninterest-bearing deposits	$88,957	11.5%	$88,254	11.9%
Certificates of deposit	49,636	6.4	50,666	6.9
Savings deposits	185,577	23.9	177,309	24.0
Money market deposits	115,914	15.0	112,905	15.3
NOW deposits	334,981	43.2	309,753	41.9
Total deposits	$775,065	100.0%	$738,887	100.0%

BORROWINGS

At December 31, 2016, The Bank of Greene County had pledged approximately $233.8 million of its mortgage portfolio (including residential, multi-family, and commercial mortgage loans) as collateral for borrowing and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $190.1 million at December 31, 2016, of which $68.2 million in borrowings were outstanding at December 31, 2016.  There were $45.7 million in short term borrowings outstanding at December 31, 2016.  Interest rates on short term borrowings are determined at the time of borrowing.  The remaining $22.5 million consisted of long-term fixed rate, fixed term advances with a weighted average rate of 1.50% and a weighted average maturity of 29 months.  The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At December 31, 2016, there were no outstanding letters of credit.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At December 31, 2016, approximately $2.8 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2016 or 2015.

The Bank of Greene County has established unsecured lines of credit with Atlantic Community Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively. At December 31, 2016 and 2015, there were no balances outstanding on either of these lines of credit, and there was no activity during the six months ended December 31, 2016 and 2015.  Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Community Bankers Bank for $5.0 million. At December 31, 2016, there was a balance of $100,000 outstanding on this line of credit.  There was no balance outstanding at December 31, 2015.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.

Index
Scheduled maturities of long-term borrowings at December 31, 2016 were as follows:

(In thousands)
Within the twelve months ended December 31,
2017	$3,000
2018	6,500
2019	3,500
2020	6,500
2021	2,950
$22,450

EQUITY

Shareholders’ equity increased to $78.4 million at December 31, 2016 from $74.3 million at June 30, 2016, as net income of $5.4 million was partially offset by an $833,000 increase in other accumulated comprehensive loss and dividends declared and paid of $742,000.  Other changes in equity, an increase of $220,000, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Selected Equity Data:
	December 31, 2016	June 30, 2016
Shareholders’ equity to total assets, at end of period	8.41%	8.55%

Book value per share	$9.22	$8.77
Closing market price of common stock	$22.90	$16.27

	For the six months ended December 31,
	2016	2015
Average shareholders’ equity to average assets	8.65%	9.08%
Dividend payout ratio[1]	29.69%	34.91%
Actual dividends paid to net income[2]	13.66%	16.00%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.2% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the six months ended December 31, 2016 and 2015.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three and Six Months Ended December 31, 2016 and 2015

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and six months ended December 31, 2016 and 2015.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended December 31,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$578,184	$6,382	4.42%	$476,759	$5,479	4.60%
Securities[2]	298,137	2,061	2.77	274,053	1,635	2.39
Interest-bearing bank balances and federal funds	3,872	5	0.52	2,091	2	0.38
FHLB stock	2,289	36	6.29	1,867	20	4.28
Total interest-earning assets	882,482	8,484	3.85%	754,770	7,136	3.78%
Cash and due from banks	7,829			7,355
Allowance for loan losses	(10,110)			(8,493)
Other noninterest-earning assets	18,074			17,182
Total assets	$898,275			$770,814

Interest-Bearing Liabilities:
Savings and money market deposits	$298,967	$238	0.32%	$273,728	$214	0.31%
NOW deposits	348,601	331	0.38	275,735	249	0.36
Certificates of deposit	42,432	79	0.74	45,537	77	0.68
Borrowings	36,107	105	1.16	27,763	86	1.24
Total interest-bearing liabilities	726,107	753	0.41%	622,763	626	0.40%
Noninterest-bearing deposits	87,690			77,207
Other noninterest-bearing liabilities	7,199			1,165
Shareholders' equity	77,279			69,679
Total liabilities and equity	$898,275			$770,814

Net interest income		$7,731			$6,510
Net interest rate spread			3.44%			3.38%
Net earnings assets	$156,375			$132,007
Net interest margin			3.50%			3.45%
Average interest-earning assets to average interest-bearing liabilities	121.54%			121.20%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Non-GAAP taxable-equivalent net interest income and net interest margin

	For the three months ended December 31,
(Dollars in thousands)	2016	2015
Net interest income (GAAP)	$7,731	$6,510
Tax-equivalent adjustment(1)	537	471
Net interest income (fully taxable-equivalent)	$8,268	$6,981

Average interest-earning assets	$882,482	$754,770
Net interest margin (fully taxable-equivalent)	3.75%	3.70%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 34% for federal income taxes and 3.32% and 3.63% for the three months ended December 31, 2016 and 2015, respectively, for New York State income taxes.

Index
	Six months ended December 31,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$560,427	$12,435	4.44%	$467,803	$10,772	4.61%
Securities[2]	300,023	3,794	2.53	268,593	3,186	2.37
Interest-bearing bank balances and federal funds	2,486	8	0.64	1,566	4	0.51
FHLB stock	2,574	61	4.74	1,907	37	3.88
Total interest-earning assets	865,510	16,298	3.77%	739,869	13,999	3.79%
Cash and due from banks	7,847			7,609
Allowance for loan losses	(9,845)			(8,380)
Other noninterest-earning assets	18,153			17,790
Total assets	$881,665			$756,888

Interest-Bearing Liabilities:
Savings and money market deposits	$295,218	$470	0.32%	$272,267	$429	0.32%
NOW deposits	329,174	628	0.38	263,723	489	0.37
Certificates of deposit	42,626	156	0.73	44,191	153	0.69
Borrowings	42,449	226	1.06	28,668	169	1.18
Total interest-bearing liabilities	709,467	1,480	0.42%	608,849	1,240	0.41%
Noninterest-bearing deposits	87,988			75,720
Other noninterest-bearing liabilities	7,952			3,625
Shareholders' equity	76,258			68,694
Total liabilities and equity	$881,665			$756,888

Net interest income		$14,818			$12,759
Net interest rate spread			3.35%			3.38%
Net earnings assets	$156,043			$$131,020
Net interest margin			3.42%			3.45%
Average interest-earning assets to average interest-bearing liabilities	121.99%			121.52%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Non-GAAP taxable-equivalent net interest income and net interest margin

	For the six months ended December 31,
(Dollars in thousands)	2016	2015
Net interest income (GAAP)	$14,818	$12,759
Tax-equivalent adjustment(1)	1,057	904
Net interest income (fully taxable-equivalent)	$15,875	$13,663

Average interest-earning assets	$865,510	$739,869
Net interest margin (fully taxable-equivalent)	3.67%	3.69%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 34% for federal income taxes and 3.32% and 3.63% for the six months ended December 31, 2016 and 2015, respectively, for New York State income taxes.

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

(Dollars in thousands)	Three Months Ended December 31, 2016 versus 2015			Six Months Ended December 31, 2016 versus 2015
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$1,125	$(222)	$903	$2,072	$(409)	$1,663
Securities[2]	152	274	426	386	222	608
Interest-bearing bank balances and federal funds	2	1	3	3	1	4
FHLB stock	5	11	16	15	9	24
Total interest-earning assets	1,284	64	1,348	2,476	(177)	2,299

Interest-Bearing Liabilities:
Savings and money market deposits	18	6	24	41	0	41
NOW deposits	68	14	82	125	14	139
Certificates of deposit	(5)	7	2	(6)	9	3
Borrowings	25	(6)	19	75	(18)	57
Total interest-bearing liabilities	106	21	127	235	5	240
Net change in net interest income	$1,178	$43	$1,221	$2,241	$(182)	$2,059

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.30% for the three months ended December 31, 2016 as compared to 1.20% for the three months ended December 31, 2015, and was 1.23% and 1.18% for the six months ended December 31, 2016 and 2015, respectively.  Annualized return on average equity increased to 15.15% for the three months and 14.25% for the six months ended December 31, 2016 as compared to 13.32% for the three months and 13.01% for the six months ended December 31, 2015.  The increase in return on average assets and return on average equity was primarily the result of growth in net income resulting from growth in earning assets.  Net income amounted to $2.9 million and $2.3 million for the three months ended December 31, 2016 and 2015, respectively, an increase of $606,000 or 26.1% and amounted to $5.4 million and $4.5 million for the six months ended December 31, 2016 and 2015, respectively, an increase of $963,000 or 21.5%.  Average assets increased $127.5 million, or 16.5% to $898.3 million for the three months ended December 31, 2016 as compared to $770.8 million for the three months ended December 31, 2015.  Average equity increased $7.6 million, or 10.9%, to $77.3 million for the three months ended December 31, 2016 as compared to $69.7 million for the three months ended December 31, 2015. Average assets increased $124.8 million, or 16.5%, to $881.7 million for the six months ended December 31, 2016 as compared to $756.9 million for the six months ended December 31, 2015.  Average equity increased $7.6 million, or 11.1%, to $76.3 million for the six months ended December 31, 2016 as compared to $68.7 million for the six months ended December 31, 2015.

Index
INTEREST INCOME

Interest income amounted to $8.5 million for the three months ended December 31, 2016 as compared to $7.1 million for the three months ended December 31, 2015, an increase of $1.4 million, or 19.7%.  Interest income amounted to $16.3 million for the six months ended December 31, 2016 as compared to $14.0 million for the six months ended December 31, 2015, an increase of $2.3 million, or 16.4%.  The increase in average loan and securities balances and the increase in securities yields had the greatest impact on interest income when comparing the six and three months ended December 31, 2016 and 2015, which were offset by a decrease in the yield on loans. Average loan balances increased $101.4 million and $92.6 million while the yield on loans decreased 18 basis points and 17 basis points when comparing the three and six months ended December 31, 2016 and 2015, respectively.   Average securities increased $24.1 million and $31.4 million and the yield on such securities increased 38 basis points and 16 basis points when comparing the three and six months ended December 31, 2016 and 2015, respectively.  The significant increase in yield for both the three and six months ended December 31, 2016 was due to the prepayment of a mortgage-backed security which provided for the receipt of a prepayment penalty of $318,000.

INTEREST EXPENSE

Interest expense amounted to $753,000 for the three months ended December 31, 2016 as compared to $626,000 for the three months ended December 31, 2015, an increase of $127,000, or 20.3%. Interest expense amounted to $1.5 million for the six months ended December 31, 2016 as compared to $1.2 million for the six months ended December 31, 2015, an increase of $240,000, or 19.4%.  Increases in average balances on interest-bearing liabilities as well as an increase in rates paid on deposits contributed to the increase in overall interest expense.  As illustrated in the rate/volume table, interest expense increased $106,000 and $235,000 when comparing the three and six months ended December 31, 2016 and 2015, respectively, due to a $103.3 million and $100.6 million increase in the average balances on interest-bearing liabilities when comparing these same periods.  The average rate paid on interest-bearing liabilities increased one basis point from 0.40% to 0.41% when comparing the three months ended December 31, 2016 and 2015, respectively, and from 0.41% to 0.42% when comparing the six months ended December 31, 2016 and 2015.

The average rate paid on NOW deposits increased two basis points when comparing the three months ended December 31, 2016 and 2015, and the average balance of such accounts grew by $72.9 million when comparing these same periods. The average rate paid on NOW deposits increased one basis point when comparing the six months ended December 31, 2016 and 2015, and the average balance of such accounts increased $65.5 million when comparing these same periods. The average balance of savings and money market deposits increased $25.2 million and $22.9 million when comparing the three and six months ended December 31, 2016 and 2015, respectively. The rates paid on savings and money market deposits increased one basis point when comparing the three months ended December 31, 2016 and 2015, and remained unchanged when comparing the six month ended December 31, 2016 and 2015. The average balance of certificates of deposit decreased $3.1 million and $1.6 million when comparing the three and six months ended December 31, 2016 and 2015, respectively. The average rate paid on certificate of deposits increased 6 basis points when comparing the three months ended December 31, 2016 and 2015, and increased four basis point when comparing the six months ended December 31, 2016 and 2015. This increase in rate paid on certificates of deposit for the six months is the result of the promotion of a five year certificate product.

The average balance on borrowings increased $8.3 million and the rate decreased eight basis points when comparing the three months ended December 31, 2016 and 2015.  The average balance on borrowings increased $13.8 million and the rate decreased 12 basis points when comparing the six months ended December 31, 2016 and 2015.  This was the result of an increase in the average balance of short-term borrowings when comparing both the three and six month periods ended December 31, 2016 and 2015.

NET INTEREST INCOME

Net interest income increased $1.2 million to $7.7 million for the three months ended December 31, 2016 from $6.5 million for the three months ended December 31, 2015. Net interest income increased $2.0 million to $14.8 million for the six months ended December 31, 2016 from $12.8 million for the six months ended December 31, 2015.  These increases in net interest income were primarily the result of the growth in the average balance of interest-earning assets.

Net interest spread increased six basis points to 3.44% for the three months ended December 31, 2016 compared to 3.38% for the three months ended December 31, 2015. Net interest margin increased five basis points to 3.50% for the three months ended December 31, 2016 compared to 3.45% for the three months ended December 31, 2015.   Net interest spread and margin decreased three basis points to 3.35% and 3.42%, respectively, for the six months ended December 31, 2016 compared to 3.38% and 3.45%, respectively, for the six months ended December 31, 2015.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.75% and 3.70% for the three months ended December 31, 2016 and 2015, respectively. Tax equivalent net interest margin was 3.67% and 3.69% for the six months ended December 31, 2016 and 2015, respectively.

Index
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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $586,000 and $343,000 for the three months ended December 31, 2016 and 2015, respectively. The provision for loan losses amounted to $1.1 million and $717,000 for the six months ended December 31, 2016 and 2015, respectively.  Allowance for loan losses to total loans receivable decreased to 1.73% as of December 31, 2016 as compared to 1.79% as of June 30, 2016.  Nonperforming loans amounted to $3.8 million and $3.4 million at December 31, 2016 and June 30, 2016, respectively.  Net charge-offs amounted to $141,000 and $198,000 for the three months ended December 31, 2016 and 2015, respectively, and amounted to $193,000 and $248,000 for the six months ended December 31, 2016 and 2015, respectively.   At December 31, 2016, nonperforming assets were 0.45% of total assets and nonperforming loans were 0.65% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest income:	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Service charges on deposit accounts	$820	$766	$54	7.05%	$1,593	$1,483	$110	7.42%
Debit card fees	510	453	57	12.58	1,001	905	96	10.61
Investment services	67	78	(11)	(14.10)	137	171	(34)	(19.88)
E-commerce fees	31	17	14	82.35	63	41	22	53.66
Other operating income	184	217	(33)	(15.21)	367	415	(48)	(11.57)
Total noninterest income	$1,612	$1,531	$81	5.29%	$3,161	$3,015	$146	4.84%

Noninterest income increased $81,000, or 5.3%, to $1.6 million for the three months ended December 31, 2016 as compared to $1.5 million for the three months ended December 31, 2015.  Noninterest income increased $146,000, or 4.8%, to $3.2 million for the six months ended December 31, 2016 as compared to $3.0 million for the six months ended December 31, 2015. These increases are primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards.  These increases are partially offset by decreases in investment services commission income and check fee income which is included in other operating income.  During the six months ended December 31, 2016, the Company changed to a new check printer vendor.  This has resulted in lower fee income which is more than offset by lower expenses charged by the vendor.

NONINTEREST EXPENSE

(In thousands)	For the three months ended December 31		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest expense:	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Salaries and employee benefits	$2,787	$2,514	$273	10.86%	$5,455	$4,938	$517	10.47%
Occupancy expense	339	333	6	1.80	719	696	23	3.30
Equipment and furniture expense	132	118	14	11.86	252	238	14	5.88
Service and data processing fees	499	508	(9)	(1.77)	947	918	29	3.16
Computer software, supplies and support	148	96	52	54.17	294	229	65	28.38
Advertising and promotion	85	94	(9)	(9.57)	208	195	13	6.67
FDIC insurance premiums	93	104	(11)	(10.58)	207	204	3	1.47
Legal and professional fees	220	277	(57)	(20.58)	418	537	(119)	(22.16)
Other	485	636	(151)	(23.74)	1,042	1,283	(241)	(18.78)
Total noninterest expense	$4,788	$4,680	$108	2.31%	$9,542	$9,238	$304	3.29%

Noninterest expense increased $108,000, or 2.3%, to $4.8 million for the three months ended December 31, 2016 as compared to $4.7 million for the three months ended December 31, 2015. Noninterest expense increased $304,000, or 3.3%, to $9.5 million for the six months ended December 31, 2016 as compared to $9.2 million for the six months ended December 31, 2015. These increases in noninterest expense were primarily the result of an increase in salaries and employee benefits expenses, resulting from additional staffing within our lending department and customer service center, and increased computer software, supplies and support expense, resulting from changing the Company’s online banking platform to a new vender, providing greater functionality for customers.  Partially offsetting the aforementioned increases were decreases in legal and professional fees and lower expenses related to foreclosed real estate included in other expenses.

Index
INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 26.3% and 25.7% for the three and six months ended December 31, 2016, respectively compared to 23.1% and 23.2% for the three and six months ended December 31, 2015. The effective tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary. Growth in taxable loan income has exceeded growth in income from these tax exempt sources, which has led to the increases in the effective tax rates for both the three and six months ended December 31, 2016.

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

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at December 31, 2016:

(In thousands)	2016
Unfunded loan commitments	$38,737
Unused lines of credit	45,940
Total commitments	$84,677

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2016 and June 30, 2016.  Consolidated shareholders’ equity represented 8.4% and 8.6% of total assets at December 31, 2016 and at June 30, 2016, respectively.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  February 13, 2017

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 13, 2017

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer