Form 10-Q
period 2017-03-31
GREENE COUNTY BANCORP INC
filed 2017-05-12
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒   No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes: ☒   No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes: ☐   No: ☒

As of May 12, 2017, the registrant had 8,502,614 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2017 and June 30, 2016
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2017	June 30, 2016
Total cash and cash equivalents	$35,587	$15,895

Long term certificate of deposit	2,145	2,210
Securities available-for-sale, at fair value	77,041	100,123
Securities held-to-maturity, at amortized cost (fair value $217,393 at March 31, 2017; $214,058 at June 30, 2016)	214,300	204,935
Federal Home Loan Bank stock, at cost	1,683	2,752

Loans	616,492	531,290
Allowance for loan losses	(10,721)	(9,485)
Unearned origination fees and costs, net	880	959
Net loans receivable	606,651	522,764

Premises and equipment	13,773	14,176
Accrued interest receivable	4,043	3,610
Foreclosed real estate	208	370
Prepaid expenses and other assets	3,060	1,946
Total assets	$958,491	$868,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$91,251	$88,254
Interest-bearing deposits	753,938	650,633
Total deposits	845,189	738,887

Borrowings from Federal Home Loan Bank, short-term	-	26,100
Borrowings from other banks, short-term	500	-
Borrowings from Federal Home Loan Bank, long-term	22,650	20,300
Accrued expenses and other liabilities	9,204	9,193
Total liabilities	877,543	794,480

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares Outstanding – 8,502,614 shares at March 31, 2017, and 8,475,614 shares at June 30, 2016	861	861
Additional paid-in capital	10,990	10,872
Retained earnings	71,023	63,805
Accumulated other comprehensive loss	(1,516)	(725)
Treasury stock, at cost 108,726 shares at March 31, 2017, and 135,726 shares at June 30, 2016	(410)	(512)
Total shareholders’ equity	80,948	74,301
Total liabilities and shareholders’ equity	$958,491	$868,781

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Interest income:
Loans	$6,598	$5,565	$19,033	$16,337
Investment securities - taxable	156	151	452	424
Mortgage-backed securities	751	743	2,634	2,296
Investment securities - tax exempt	898	770	2,574	2,167
Interest-bearing deposits and federal funds sold	8	34	16	38
Total interest income	8,411	7,263	24,709	21,262

Interest expense:
Interest on deposits	657	574	1,911	1,645
Interest on borrowings	127	78	353	247
Total interest expense	784	652	2,264	1,892

Net interest income	7,627	6,611	22,445	19,370
Provision for loan losses	343	421	1,472	1,138
Net interest income after provision for loan losses	7,284	6,190	20,973	18,232

Noninterest income:
Service charges on deposit accounts	746	670	2,339	2,153
Debit card fees	490	438	1,491	1,343
Investment services	100	89	237	260
E-commerce fees	31	29	94	70
Other operating income	215	192	582	607
Total noninterest income	1,582	1,418	4,743	4,433

Noninterest expense:
Salaries and employee benefits	2,992	2,736	8,447	7,674
Occupancy expense	442	383	1,161	1,079
Equipment and furniture expense	104	138	356	376
Service and data processing fees	508	499	1,455	1,417
Computer software, supplies and support	162	106	456	335
Advertising and promotion	79	71	287	266
FDIC insurance premiums	86	103	293	307
Legal and professional fees	207	269	625	806
Other	443	499	1,485	1,782
Total noninterest expense	5,023	4,804	14,565	14,042

Income before provision for income taxes	3,843	2,804	11,151	8,623
Provision for income taxes	946	643	2,821	1,992
Net income	$2,897	$2,161	$8,330	$6,631

Basic earnings per share	$0.34	$0.26	$0.98	$0.78
Basic average shares outstanding	8,502,614	8,464,392	8,492,501	8,454,147
Diluted earnings per share	$0.34	$0.25	$0.98	$0.78
Diluted average shares outstanding	8,519,376	8,484,209	8,509,752	8,469,732
Dividends per share	$0.0950	$0.0925	$0.2850	$0.2775

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)
(In thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Net Income	$2,897	$2,161	$8,330	$6,631
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale securities, net of income taxes of $27 and $206, for the three months, and ($503) and $192, for the nine months ended March 31, 2017 and 2016 respectively	41	326	(793)	305

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $0 and $1 for the three months, and $1 and $5 for the nine months ended March 31, 2017 and 2016, respectively	1	1	2	8
Total other comprehensive (loss) income, net of taxes	42	327	(791)	313

Comprehensive income	$2,939	$2,488	$7,539	$6,944

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2017 and 2016
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2015	$431	$11,220	$56,696	$(798)	$(629)	$66,920
Options exercised		74			112	186
Tax benefit of stock based compensation		6				6
2-for-1 Stock Split	430	(430)				-
Dividends declared			(1,071)			(1,071)
Net income			6,631			6,631
Other comprehensive income, net of taxes				313		313
Balance at March 31, 2016	$861	$10,870	$62,256	$(485)	$(517)	$72,985

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2016	$861	$10,872	$63,805	$(725)	$(512)	$74,301
Options exercised		67			102	169
Tax benefit of stock based compensation		51				51
Dividends declared			(1,112)			(1,112)
Net income			8,330			8,330
Other comprehensive loss, net of taxes				(791)		(791)
Balance at March 31, 2017	$861	$10,990	$71,023	$(1,516)	$(410)	$80,948

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Cash flows from operating activities:
Net Income	$8,330	$6,631
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	479	471
Deferred income tax expense	(962)	(1,697)
Net amortization of premiums and discounts	614	498
Net amortization of deferred loan costs and fees	358	289
Provision for loan losses	1,472	1,138
Losses on sale of foreclosed real estate	73	177
Excess tax benefit from share based compensation	(51)	(6)
Net increase in accrued income taxes	753	1,632
Net increase in accrued interest receivable	(433)	(623)
Net increase in prepaid and other assets	(156)	(149)
Net (decrease) increase in other liabilities	(185)	660
Net cash provided by operating activities	10,292	9,021

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	55,945	30,899
Purchases of securities	(40,243)	(51,069)
Principal payments on securities	6,034	3,292
Securities held-to-maturity:
Proceeds from maturities	7,358	6,745
Purchases of securities	(24,835)	(36,011)
Principal payments on securities	7,551	6,368
Net redemption of Federal Home Loan Bank Stock	1,069	963
Purchases of long term certificates of deposit	-	(980)
Maturity of long term certificate of deposit	65	-
Net increase in loans receivable	(85,840)	(51,446)
Proceeds from sale of foreclosed real estate	212	684
Purchases of premises and equipment	(76)	(181)
Net cash used by investing activities	(72,760)	(90,736)

Cash flows from financing activities
Net decrease in short-term advances	(25,600)	(22,900)
Proceeds from long-term FHLB advances	4,850	1,500
Repayment of long-term FHLB advances	(2,500)	-
Payment of cash dividends	(1,112)	(1,071)
Proceeds from issuance of stock options	169	186
Excess tax benefit from share based compensation	51	6
Net increase in deposits	106,302	127,592
Net cash provided by financing activities	82,160	105,313

Net increase in cash and cash equivalents	19,692	23,598
Cash and cash equivalents at beginning of period	15,895	15,538
Cash and cash equivalents at end of period	$35,587	$39,136

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$123	$384
Cash paid during period for:
Interest	$2,253	$1,880
Income taxes	$3,030	$2,057

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
As of and for the Three and Nine Months Ended March 31, 2017 and 2016

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2016 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three and nine months ended March 31, 2017 and 2016 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2016, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2017, are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

(4)	Securities

Securities at March 31, 2017 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,571	$168	$-	$4,739
State and political subdivisions	46,035	50	5	46,080
Mortgage-backed securities-residential	5,372	72	66	5,378
Mortgage-backed securities-multi-family	17,530	404	87	17,847
Asset-backed securities	3	-	-	3
Corporate debt securities	2,768	50	2	2,816
Total debt securities	76,279	744	160	76,863
Equity securities	62	116	-	178
Total securities available-for-sale	76,341	860	160	77,041
Securities held-to-maturity:
U.S. government sponsored enterprises	4,000	-	24	3,976
State and political subdivisions	113,363	2,829	232	115,960
Mortgage-backed securities-residential	11,687	317	2	12,002
Mortgage-backed securities-multi-family	82,682	806	597	82,891
Corporate debt securities	1,000	-	8	992
Other securities	1,568	19	15	1,572
Total securities held-to-maturity	214,300	3,971	878	217,393
Total securities	$290,641	$4,831	$1,038	$294,434

Index
Securities at June 30, 2016 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,587	$304	$-	$4,891
State and political subdivisions	60,491	8	-	60,499
Mortgage-backed securities-residential	6,360	185	5	6,540
Mortgage-backed securities-multi-family	22,594	1,285	-	23,879
Asset-backed securities	5	-	-	5
Corporate debt securities	4,028	129	-	4,157
Total debt securities	98,065	1,911	5	99,971
Equity securities	62	90	-	152
Total securities available-for-sale	98,127	2,001	5	100,123
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	32	-	2,032
State and political subdivisions	99,040	5,003	3	104,040
Mortgage-backed securities-residential	13,543	606	-	14,149
Mortgage-backed securities-multi-family	87,204	3,471	4	90,671
Corporate debt securities	1,000	-	-	1,000
Other securities	2,148	18	-	2,166
Total securities held-to-maturity	204,935	9,130	7	214,058
Total securities	$303,062	$11,131	$12	$314,181

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of March 31, 2017, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
State and political subdivisions	$9,444	$5	18	$-	$-	-	$9,444	$5	18
Mortgage-backed securities-residential	1,195	62	2	862	4	1	2,057	66	3
Mortgage-backed securities-multi-family	5,537	87	3	-	-	-	5,537	87	3
Corporate debt securities	263	2	3	-	-	-	263	2	3
Total securities available for sale	16,439	156	26	862	4	1	17,301	160	27
Securities held to maturity:
U.S. government sponsored enterprises	1,977	24	1	-	-	-	1,977	24	1
State and political subdivisions	15,720	230	106	154	2	2	15,874	232	108
Mortgage-backed securities-residential	1,874	2	1	-	-	-	1,874	2	1
Mortgage-backed securities-multi-family	47,261	597	21	-	-	-	47,261	597	21
Corporate debt securities	992	8	2	-	-	-	992	8	2
Other securities	473	14	2	74	1	1	547	15	3
Total securities held to maturity	68,297	875	133	228	3	3	68,525	878	136
Total securities	$84,736	$1,031	159	$1,090	$7	4	$85,826	$1,038	163

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

For debt securities, credit-related OTTI is recognized in income while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in income.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.  Management believes that the reasons for the decline in fair value are due to interest rates and widening credit spreads at the end of the quarter.

There were no transfers of securities available-for-sale to held-to-maturity during the three and nine months ended March 31, 2017 or 2016. During the three and nine months ended March 31, 2017 and 2016, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and nine months ended March 31, 2017 and 2016.

Index
The estimated fair values of debt securities at March 31, 2017, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$47,747	$47,838
After one year through five years	5,627	5,797
After five years through ten years	-	-
After ten years	-	-
Total available-for-sale debt securities	53,374	53,635
Mortgage-backed and asset-backed securities	22,905	23,228
Equity securities	62	178
Total available-for-sale securities	76,341	77,041

Held-to-maturity debt securities
Within one year	16,068	16,236
After one year through five years	57,964	59,043
After five years through ten years	33,791	34,574
After ten years	12,108	12,647
Total held-to-maturity debt securities	119,931	122,500
Mortgage-backed	94,369	94,893
Total held-to-maturity securities	214,300	217,393
Total securities	$290,641	$294,434

As of March 31, 2017 and June 30, 2016, respectively, securities with an aggregate fair value of $277.8 million and $291.6 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of March 31, 2017 and June 30, 2016, securities with an aggregate fair value of $2.8 million and $4.2 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the three and nine months ended March 31, 2017 or 2016.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following:   its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and nine months ended March 31, 2017 or 2016.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at March 31, 2017 and June 30, 2016 are summarized as follows:

(In thousands)	March 31, 2017	June 30, 2016
Residential real estate:
Residential real estate	$240,135	$234,992
Residential construction and land	6,220	5,575
Multi-family	7,295	3,918
Commercial real estate:
Commercial real estate	252,816	192,678
Commercial construction	27,575	20,159
Consumer loan:
Home equity	20,276	20,893
Consumer installment	4,457	4,350
Commercial loans	57,718	48,725
Total gross loans	616,492	531,290
Allowance for loan losses	(10,721)	(9,485)
Deferred fees and costs	880	959
Loans receivable, net	$606,651	$522,764

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

Loan balances by internal credit quality indicator as of March 31, 2017 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$237,472	$719	$92	$1,852	$240,135
Residential construction and land	6,220	-	-	-	6,220
Multi-family	7,204	-	-	91	7,295
Commercial real estate	249,884	419	-	2,513	252,816
Commercial construction	27,575	-	-	-	27,575
Home equity	20,051	-	-	225	20,276
Consumer installment	4,439	18	-	-	4,457
Commercial loans	56,224	85	-	1,409	57,718
Total gross loans	$609,069	$1,241	$92	$6,090	$616,492

Index
Loan balances by internal credit quality indicator as of June 30, 2016 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$232,321	$757	$94	$1,820	$234,992
Residential construction and land	5,575	-	-	-	5,575
Multi-family	3,820	-	-	98	3,918
Commercial real estate	190,293	52	531	1,802	192,678
Commercial construction	20,159	-	-	-	20,159
Home equity	20,555	321	12	5	20,893
Consumer installment	4,340	10	-	-	4,350
Commercial loans	47,598	26	8	1,093	48,725
Total gross loans	$524,661	$1,166	$645	$4,818	$531,290

The Company had no loans classified Doubtful or Loss at March 31, 2017 or June 30, 2016.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2017 and June 30, 2016. Loans on nonaccrual status totaled $3.6 million at March 31, 2017, of which $1.4 million were in the process of foreclosure. At March 31, 2017, there were 11 residential loans in the process of foreclosure totaling $781,000. Included in nonaccrual loans were $2.2 million of loans which were less than 90 days past due at March 31, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $181,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.3 million at June 30, 2016 of which $1.5 million were in the process of foreclosure. At June 30, 2016, there were nine residential loans in the process of foreclosure totaling $867,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2016, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of March 31, 2017:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,354	$544	$819	$2,717	$237,418	$240,135	$1,252
Residential construction and land	16	-	-	16	6,204	6,220	-
Multi-family	-	-	-	-	7,295	7,295	-
Commercial real estate	146	1,474	590	2,210	250,606	252,816	1,910
Commercial construction	-	-	-	-	27,575	27,575	-
Home equity	176	-	33	209	20,067	20,276	225
Consumer installment	27	18	-	45	4,412	4,457	-
Commercial loans	405	198	-	603	57,115	57,718	191
Total gross loans	$2,124	$2,234	$1,442	$5,800	$610,692	$616,492	$3,578

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2016:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,533	$637	$938	$3,108	$231,884	$234,992	$1,207
Residential construction and land	-	-	-	-	5,575	5,575	-
Multi-family	47	-	-	47	3,871	3,918	-
Commercial real estate	324	793	590	1,707	190,971	192,678	1,899
Commercial construction	-	-	-	-	20,159	20,159	-
Home equity	17	321	17	355	20,538	20,893	18
Consumer installment	34	10	-	44	4,306	4,350	-
Commercial loans	392	112	-	504	48,221	48,725	202
Total gross loans	$2,347	$1,873	$1,545	$5,765	$525,525	$531,290	$3,326

The Bank of Greene County had accruing loans delinquent more than 90 days totaling $71,000 and $77,000 as of March 31, 2017 and June 30, 2016, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three and nine months ended March 31:

	For the three months ended March 31,		For the nine months ended March 31
(In thousands)	2017	2016	2017	2016
Interest income that would have been recorded if loans had been performing in accordance with original terms	$50	$63	$186	$222
Interest income that was recorded on nonaccrual loans	34	38	88	137

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of March 31, 2017			For the three months ended March 31, 2017		For the nine months ended March 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$124	$124	$-	$171	$-	$235	$-
Commercial real estate	422	422	-	423	11	755	25
Home equity	192	192	-	64	7	24	7
Commercial loans	191	191	-	192	3	86	4
Impaired loans with no allowance	929	929	-	850	21	1,100	36

With an allowance recorded:
Residential real estate	1,339	1,339	275	1,268	15	1,250	39
Commercial real estate	1,432	1,639	202	1,440	12	864	23
Commercial loans	-	-	-	-	-	55	2
Impaired loans with allowance	2,771	2,978	477	2,708	27	2,169	64

Total impaired:
Residential real estate	1,463	1,463	275	1,439	15	1,485	39
Commercial real estate	1,854	2,061	202	1,863	23	1,619	48
Home equity	192	192	-	64	7	24	7
Commercial loans	191	191	-	192	3	141	6
Total impaired loans	$3,700	$3,907	$477	$3,558	$48	$3,269	$100

	As of June 30, 2016			For the three months ended March 31, 2016		For the nine months ended March 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$266	$266	$-	$171	$3	$235	$5
Commercial real estate	1,024	1,231	-	1,028	5	1,105	22
Home equity	5	5	-	5	-	62	1
Impaired loans with no allowance	1,295	1,502	-	1,204	8	1,402	28

With an allowance recorded:
Residential real estate	1,457	1,457	267	1,399	17	1,395	45
Commercial real estate	405	405	61	410	9	514	21
Commercial loans	85	85	2	88	1	90	4
Impaired loans with allowance	1,947	1,947	330	1,897	27	1,999	70

Total impaired:
Residential mortgage	1,723	1,723	267	1,570	20	1,630	50
Nonresidential mortgage	1,429	1,636	61	1,438	14	1,619	43
Home equity	5	5	-	5	-	62	1
Commercial loans	85	85	2	88	1	90	4
Total impaired loans	$3,242	$3,449	$330	$3,101	$35	$3,401	$98

There were no loans that have been modified as a troubled debt restructuring during the three and nine months ended March 31, 2017 or 2016.

Index
There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2016 or 2015 which have subsequently defaulted during the three and nine months ended March 31, 2017 or 2016, respectively.

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

	Activity for the three months ended March 31, 2017
(In thousands)	Balance at December 31, 2016	Charge-offs	Recoveries	Provision	Balance at March 31, 2017
Residential real estate	$2,234	$-	$-	$29	$2,263
Residential construction and land	63	-	-	15	78
Multi-family	18	-	-	16	34
Commercial real estate	5,365	-	-	141	5,506
Commercial construction	603	-	-	45	648
Home equity	257	-	-	(30)	227
Consumer installment	224	68	25	(17)	164
Commercial loans	1,513	-	-	58	1,571
Unallocated	144	-	-	86	230
Total	$10,421	$68	$25	$343	$10,721

	Activity for the nine months ended March 31, 2017
(In thousands)	Balance at June 30, 2016	Charge-offs	Recoveries	Provision	Balance at March 31, 2017
Residential real estate	$2,396	$90	$-	$(43)	$2,263
Residential construction and land	75	-	-	3	78
Multi-family	22	-	-	12	34
Commercial real estate	4,541	-	-	965	5,506
Commercial construction	502	-	-	146	648
Home equity	309	-	-	(82)	227
Consumer installment	228	209	60	85	164
Commercial loans	1,412	-	3	156	1,571
Unallocated	-	-	-	230	230
Total	$9,485	$299	$63	$1,472	$10,721

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance March 31, 2017 Impairment Analysis		Ending Balance March 31, 2017 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$275	$1,988	$1,463	$238,672
Residential construction and land	-	78	-	6,220
Multi-family	-	34	-	7,295
Commercial real estate	202	5,304	1,854	250,962
Commercial construction	-	648	-	27,575
Home equity	-	227	192	20,084
Consumer installment	-	164	-	4,457
Commercial loans	-	1,571	191	57,527
Unallocated	-	230	-	-
Total	$477	$10,244	$3,700	$612,792

	Activity for the three months ended March 31, 2016
(In thousands)	Balance at December 31, 2015	Charge-offs	Recoveries	Provision	Balance at March 31, 2016
Residential real estate	$2,392	$-	$-	$29	$2,421
Residential construction and land	70	-	-	1	71
Multi-family	25	-	-	(3)	22
Commercial real estate	4,020	-	-	377	4,397
Commercial construction	331	-	-	(17)	314
Home equity	305	-	-	-	305
Consumer installment	188	50	25	29	192
Commercial loans	1,272	19	-	7	1,260
Unallocated	8	-	-	(2)	6
Total	$8,611	$69	$25	$421	$8,988

	Activity for the nine months ended March 31, 2016
(In thousands)	Balance at June 30, 2015	Charge-offs	Recoveries	Provision	Balance at March 31, 2016
Residential real estate	$2,454	$-	$-	$(33)	$2,421
Residential construction and land	50	-	-	21	71
Multi-family	40	-	-	(18)	22
Commercial real estate	3,699	162	17	843	4,397
Commercial construction	233	-	-	81	314
Home equity	314	-	-	(9)	305
Consumer installment	223	193	65	97	192
Commercial loans	1,129	19	-	150	1,260
Unallocated	-	-	-	6	6
Total	$8,142	$374	$82	$1,138	$8,988

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2016 Impairment Analysis		Ending Balance June 30, 2016 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$267	$2,129	$1,723	$233,269
Residential construction and land	-	75	-	5,575
Multi-family	-	22	-	3,918
Commercial real estate	61	4,480	1,429	191,249
Commercial construction	-	502	-	20,159
Home equity	-	309	5	20,888
Consumer installment	-	228	-	4,350
Commercial loans	2	1,410	85	48,640
Unallocated	-	-	-	-
Total	$330	$9,155	$3,242	$528,048

Index
Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of March 31, 2017 and June 30, 2016:

(in thousands)	March 31, 2017	June 30, 2016
Residential real estate	$-	$61
Land	-	65
Commercial real estate	208	244
Total foreclosed real estate	$208	$370

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2017 and June 30, 2016 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,739	$-	$4,739	$-
State and political subdivisions	46,080	-	46,080	-
Mortgage-backed securities-residential	5,378	-	5,378	-
Mortgage-backed securities-multi-family	17,847	-	17,847	-
Asset-backed securities	3	3	-	-
Corporate debt securities	2,816	2,816	-	-
Equity securities	178	178	-	-
Securities available-for-sale	$77,041	$2,997	$74,044	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,891	$-	$4,891	$-
State and political subdivisions	60,499	-	60,499	-
Mortgage-backed securities-residential	6,540	-	6,540	-
Mortgage-backed securities-multi-family	23,879	-	23,879	-
Asset-backed securities	5	5	-	-
Corporate debt securities	4,157	4,157	-	-
Equity securities	152	152	-	-
Securities available-for-sale	$100,123	$4,314	$95,809	$-

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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Impaired loans	$1,498	$312	$1,186	$-	$-	$1,186
Foreclosed real estate	208	-	208	-	-	208

June 30, 2016
Impaired loans	$655	$164	$491	$-	$-	$491
Foreclosed real estate	370	-	370	-	-	370

Index
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
March 31, 2017
Impaired Loans	$1,186	Appraisal of collateral(1)	Appraisal adjustments(2)	16.50%-42.52%	22.85%
			Liquidation expenses(3)	3.45%-8.35%	6.22%
Foreclosed real estate	208	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%	0.00%
			Liquidation expenses(3)	11.64%	11.64%
June 30, 2016
Impaired loans	$491	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	21.01%
			Liquidation expenses(3)	0.00%-8.35%	4.92%
Foreclosed real estate	370	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-54.17%	8.83%
			Liquidation expenses(3)	0.42%-12.67%	7.81%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2017 and June 30, 2016, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	March 31, 2017		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$35,587	$35,587	$35,587	$-	$-
Long term certificate of deposit	2,145	2,145	2,145	-	-
Securities available-for-sale	77,041	77,041	2,997	74,044	-
Securities held-to-maturity	214,300	217,393	-	217,393	-
Federal Home Loan Bank stock	1,683	1,683	-	1,683	-
Net loans	606,651	610,374	-	-	610,374
Accrued interest receivable	4,043	4,043	-	4,043	-
Deposits	845,189	845,384	-	845,384	-
Borrowings	23,150	22,949	-	22,949	-
Accrued interest payable	85	85	-	85	-

Index
(In thousands)	June 30, 2016		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,895	$15,895	$15,895	$-	$-
Long term certificate of deposit	2,210	2,210	2,210	-	-
Securities available-for-sale	100,123	100,123	4,314	95,809	-
Securities held-to-maturity	204,935	214,058	-	214,058	-
Federal Home Loan Bank stock	2,752	2,752	-	2,752	-
Net loans	522,764	533,721	-	-	533,721
Accrued interest receivable	3,610	3,610	-	3,610	-
Deposits	738,887	739,087	-	739,087	-
Borrowings	46,400	46,562	-	46,562	-
Accrued interest payable	74	74	-	74	-

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three and nine months ended March 31, 2017 and 2016.

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016

Net Income	$2,897,000	$2,161,000	$8,330,000	$6,631,000
Weighted Average Shares – Basic	8,502,614	8,464,392	8,492,501	8,454,147
Effect of Dilutive Stock Options	16,762	19,817	17,251	15,585
Weighted Average Shares - Dilute	8,519,376	8,484,209	8,509,752	8,469,732

Earnings per share - Basic	$0.34	$0.26	$0.98	$0.78
Earnings per share - Diluted	$0.34	$0.25	$0.98	$0.78

(8)	Dividends

On January 17, 2017, the Board of Directors declared a cash dividend for the quarter ended December 31, 2016 of $0.095 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.38 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of February 15, 2017, and was paid on February 28, 2017.  The MHC waived its receipt of this dividends declared on its shares of the Company’s common stock for the quarter ended December 31, 2016.

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

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach).  The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this Update.  At this time, we have not calculated the estimated impact that this Update will have on our Allowance for Loan Losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance.

Index
In March 2017, the FASB issued an Update (ASU 2017-07) to its guidance on “Compensation - Retirement Benefits (Topic 715) to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described.  If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.  That is, early adoption should be within the first interim period if an employer issues interim financial statements.  Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.  The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit costs in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net period pension cost and net periodic postretirement benefit in assets. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In March 2017, the FASB issued an Update (ASU 2017-08) to its guidance on “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) related to premium amortization on purchased callable debt securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  Additionally, in the period of adoption, an entity should provide disclosure about a change in accounting principle.  The Company is currently evaluating the potential impact on our consolidated results of operations or financial position.

(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and nine months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2017	2016	2017	2016
Interest cost	$54	$58	$161	$174
Expected return on plan assets	(58)	(77)	(173)	(231)
Amortization of net loss	49	34	147	102
Net periodic pension cost	$45	$15	$135	$45

Index
The Company made a contribution of $576,000 to the defined benefit pension plan during the nine months ended March 31, 2017.  The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during the remainder of fiscal 2017.

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

The net periodic pension costs related to the SERP Plan for the three and nine months ended March 31, 2017 were $82,000 and $239,000, respectively, and for the three and nine months ended March 31, 2016 were $63,000 and $183,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $2.6 million and $2.0 million as of March 31, 2017 and June 30, 2016, respectively. The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

(11)	Stock-Based Compensation

At March 31, 2017, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2016.

Stock Option Plan

At March 31, 2017 and 2016, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.  A summary of the Company’s stock option activity and related information for its option plan for the nine months ended March 31, 2017 and 2016 is as follows:

	2017		2016
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	64,770	$6.25	95,670	$6.25
Exercised	(27,000)	$6.25	(29,700)	$6.25
Outstanding at period end	37,770	$6.25	65,970	$6.25
Exercisable at period end	37,770	$6.25	65,970	$6.25

The following table presents stock options outstanding and exercisable at March 31, 2017:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.25	37,770	1.50	$6.25

No options were exercised during the three months ended March 31, 2017, and 27,000 options were exercised during the nine months ended March 31, 2017. The total intrinsic value of the options exercised during the three and nine months ended March 31, 2017 were approximately $0 and $339,000, respectively.  The total intrinsic value of the options exercised during the three and nine months ended March 31, 2016 was approximately $210,000 and $325,000, respectively. There were no stock options granted during the nine months ended March 31, 2017 or 2016.  All outstanding options were fully vested at March 31, 2017 and 2016.

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

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the nine months ended March 31, 2017 and 2016 is as follows:

	2017	2016
Number of options outstanding at beginning of year	1,352,554	1,257,508
Options granted	578,200	493,760
Options paid in cash upon vesting	(408,034)	(396,714)
Number of options outstanding at period end	1,522,720	1,354,554

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2017	2016	2017	2016
Cash paid out on options vested	$-	$-	$845	$711
Compensation costs recognized	410	290	998	710

The total liability for the long-term incentive plan was $1.6 million and $1.4 million as of March 31, 2017 and June 30, 2016, respectively.

(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2017 and June 30, 2016 are presented in the following table:

(In thousands)
Accumulated other comprehensive loss:	March 31, 2017	June 30, 2016
Unrealized gain on available-for-sale securities, net of tax	$431	$1,224
Unrealized loss on securities transferred to held-to-maturity, net of tax	-	(2)
Net losses and past service liability for defined benefit plan, net of tax	(1,947)	(1,947)
Accumulated other comprehensive loss	$(1,516)	$(725)

(13)	Subsequent events

On April 18, 2017, the Board of Directors declared a cash dividend for the quarter ended March 31, 2017 of $0.095 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.38 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 15, 2017, and will be paid on May 31, 2017.  The MHC has historically waived its right to receive cash dividends from the Company.  However, for purposes of cash flow and liquidity, the MHC does not intend to waive its receipt of these dividends to be paid by the Company for the quarter ended March 31, 2017.

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

Index
Comparison of Financial Condition as of March 31, 2017 and June 30, 2016

ASSETS

Total assets of the Company were $958.5 million at March 31, 2017 as compared to $868.8 million at June 30, 2016, an increase of $89.7 million, or 10.3%.  Securities available-for-sale and held-to-maturity amounted to $291.3 million, or 30.4% of assets, at March 31, 2017 as compared to $305.1 million, or 35.1% of assets, at June 30, 2016, a decrease of $13.8 million, or 4.5%.   Net loans grew by $83.9 million, or 16.0%, to $606.7 million at March 31, 2017 as compared to $522.8 million at June 30, 2016.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $19.7 million to $35.6 million at March 31, 2017 from $15.9 million at June 30, 2016.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity decreased $13.8 million, or 4.5%, to $291.3 million at March 31, 2017 as compared to $305.1 million at June 30, 2016.  Securities purchases totaled $65.1 million during the nine months ended March 31, 2017 and consisted of $62.1 million of state and political subdivision securities, $2.0 million of U.S. government sponsored enterprises securities, and $1.0 million of mortgage-backed securities. Principal pay-downs and maturities during the nine months ended March 31, 2017 amounted to $76.9 million, of which $13.6 million were mortgage-backed securities, $62.0 million were state and political subdivision securities, and $1.3 million were corporate debt securities. At March 31, 2017, the fair value of the securities portfolio totaled $294,434.  Of this total, 55.0% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	March 31, 2017		June 30, 2016
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$4,739	1.6%	$4,891	1.6%
State and political subdivisions	46,080	15.8	60,499	19.8
Mortgage-backed securities-residential	5,378	1.9	6,540	2.1
Mortgage-backed securities-multifamily	17,847	6.1	23,879	7.8
Asset-backed securities	3	0.0	5	0.0
Corporate debt securities	2,816	1.0	4,157	1.4
Total debt securities	76,863	26.4	99,971	32.7
Equity securities	178	0.1	152	0.1
Total securities available-for-sale	77,041	26.5	100,123	32.8
Securities held-to-maturity:
U.S. government sponsored enterprises	4,000	1.4	2,000	0.7
State and political subdivisions	113,363	38.9	99,040	32.5
Mortgage-backed securities-residential	11,687	4.0	13,543	4.4
Mortgage-backed securities-multifamily	82,682	28.4	87,204	28.6
Corporate debt securities	1,000	0.3	1,000	0.3
Other securities	1,568	0.5	2,148	0.7
Total securities held-to-maturity	214,300	73.5	204,935	67.2
Total securities	$291,341	100.0%	$305,058	100.0%

LOANS

Net loans receivable increased $83.9 million, or 16.0%, to $606.7 million at March 31, 2017 from $522.8 million at June 30, 2016.  The loan growth experienced during the period consisted primarily of $60.1 million in commercial real estate loans, $7.4 million in commercial construction loans, $9.0 million in commercial loans, $3.4 million in multi-family real estate loans and $5.1 million in residential real estate loans. Balances within all other loan categories were relatively flat when comparing March 31, 2017 and June 30, 2016.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	March 31, 2017		June 30, 2016
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$240,135	39.0%	$234,992	44.2%
Residential construction and land	6,220	1.0	5,575	1.1
Multi-family	7,295	1.2	3,918	0.7
Commercial real estate	252,816	41.0	192,678	36.3
Commercial construction	27,575	4.5	20,159	3.8
Home equity	20,276	3.3	20,893	3.9
Consumer installment	4,457	0.7	4,350	0.8
Commercial loans	57,718	9.3	48,725	9.2
Total gross loans	616,492	100.0%	531,290	100.0%
Allowance for loan losses	(10,721)		(9,485)
Deferred fees and costs	880		959
Total net loans	$606,651		$522,764

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

Index
Analysis of allowance for loan losses activity

	At or for the nine months ended March 31,
(Dollars in thousands)	2017	2016
Balance at the beginning of the period	$9,485	$8,142
Charge-offs:
Residential real estate	90	-
Commercial real estate	-	162
Consumer installment	209	193
Commercial loans	-	19
Total loans charged off	299	374

Recoveries:
Commercial real estate	-	17
Consumer installment	60	65
Commercial loans	3	-
Total recoveries	63	82

Net charge-offs	236	292

Provisions charged to operations	1,472	1,138
Balance at the end of the period	$10,721	$8,988

Net charge-offs to average loans outstanding (annualized)	0.06%	0.08%
Net charge-offs to nonperforming assets (annualized)	8.16%	9.46%
Allowance for loan losses to nonperforming loans	293.81%	239.94%
Allowance for loan losses to total loans receivable	1.74%	1.79%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	At March 31, 2017	At June 30, 2016
Nonaccruing loans:
Residential real estate	$1,252	$1,207
Commercial real estate	1,910	1,899
Home equity	225	18
Commercial	191	202
Total nonaccruing loans	3,578	3,326
90 days & accruing
Residential real estate	71	77
Total 90 days & accruing	71	77
Total nonperforming loans	3,649	3,403
Foreclosed real estate:
Residential real estate	-	61
Land	-	65
Commercial real estate	208	244
Total foreclosed real estate	208	370
Total nonperforming assets	$3,857	$3,773

Troubled debt restructuring:
Nonperforming (included above)	$1,531	$1,645
Performing (accruing and excluded above)	920	934

Total nonperforming assets as a percentage of total assets	0.40%	0.43%
Total nonperforming loans to net loans	0.60%	0.65%

The table below details additional information related to nonaccrual loans for the indicated periods:

	For the three months ended March 31,		For the nine months ended March 31
(In thousands)	2017	2016	2017	2016
Interest income that would have been recorded if loans had been performing in accordance with original terms	$50	$63	$186	$222
Interest income that was recorded on nonaccrual loans	34	38	88	137

Nonperforming assets amounted to $3.8 million at March 31, 2017 and at June 30, 2016, an increase of $84,000 or 2.2%. Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2017 and June 30, 2016. Loans on nonaccrual status totaled $3.6 million at March 31, 2017, of which $1.4 million were in the process of foreclosure. At March 31, 2017, there were 11 residential loans in the process of foreclosure totaling $781,000. Included in nonaccrual loans were $2.2 million of loans which were less than 90 days past due at March 31, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $181,000 of loans which were making payments pursuant to forbearance agreements.  Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  The growth in nonperforming assets is also due in part to the extended length of time required to meet all of the legal requirements mandated by New York State law prior to a foreclosure sale, which may be in excess of two years.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans as of the dates indicated:

(In thousands)	March 31, 2017	June 30, 2016
Balance of impaired loans, with a valuation allowance	$2,771	$1,947
Allowances relating to impaired loans included in allowance for loan losses	477	330
Balance of impaired loans, without a valuation allowance	929	1,295
Total impaired loans	3,700	3,242

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2017	2016	2017	2016
Average balance of impaired loans for the periods ended	$3,558	$3,101	$3,269	$3,401
Interest income recorded on impaired loans during the periods ended	48	35	100	98

DEPOSITS

Total deposits increased to $845.2 million at March 31, 2017 from $738.9 million at June 30, 2016, an increase of $106.3 million, or 14.4%. Noninterest-bearing deposits increased $3.0 million, or 3.4%, NOW deposits increased $89.0 million, or 28.7%, money market deposits increased $11.3 million, or 10.0%, and savings deposits increased $13.8 million, or 7.8% when comparing March 31, 2017 and June 30, 2016. These increases were partially offset by a decrease in certificates of deposit of $10.8 million, or 21.3%, when comparing March 31, 2017 and June 30, 2016. These increases were partially the result of an $84.0 million increase in municipal deposits at Greene County Commercial Bank, primarily from continued growth in new account relationships as well as tax collection.  Included within certificates of deposits at June 30, 2016 were $10.0 million in brokered certificates of deposit. There were no brokered deposits at March 31, 2017.

(In thousands)	At March 31, 2017	Percentage of Portfolio	At June 30, 2016	Percentage of Portfolio
Noninterest-bearing deposits	$91,251	10.8%	$88,254	11.9%
Certificates of deposit	39,857	4.7	50,666	6.9
Savings deposits	191,116	22.6	177,309	24.0
Money market deposits	124,199	14.7	112,905	15.3
NOW deposits	398,766	47.2	309,753	41.9
Total deposits	$845,189	100.0%	$738,887	100.0%

BORROWINGS

At March 31, 2017, The Bank of Greene County had pledged approximately $233.3 million of its mortgage portfolio (including residential, multi-family, and commercial mortgage loans) as collateral for borrowing and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $192.0 million at March 31, 2017, of which $22.7 million in borrowings were outstanding at March 31, 2017.  There were no short term borrowings outstanding at March 31, 2017.  Interest rates on short term borrowings are determined at the time of borrowing.  The $22.7 million consisted of long-term fixed rate, fixed term advances with a weighted average rate of 1.60% and a weighted average maturity of 31 months.  The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At March 31, 2017, there were $39.0 million in outstanding letters of credit. At June 30, 2016, there were no outstanding letters of credit.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At March 31, 2017, approximately $2.8 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at March 31, 2017 or June 30, 2016.

Index
The Bank of Greene County has established unsecured lines of credit with Atlantic Community Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively. At March 31, 2017 and June 30, 2016, there were no balances outstanding on either of these lines of credit, and there was no activity during the nine months ended March 31, 2017 and 2016.  Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Community Bankers Bank for $5.0 million. At March 31, 2017, there was a balance of $500,000 outstanding on the Atlantic Community Bankers Bank line of credit.  There was no balance outstanding at June 30, 2016.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.

Scheduled maturities of long-term borrowings at March 31, 2017 were as follows:

(In thousands)
Within the twelve months ended March 31,
2017	$4,500
2018	5,500
2019	4,500
2020	3,300
2021	4,850
$22,650

EQUITY

Shareholders’ equity increased to $80.9 million at March 31, 2017 from $74.3 million at June 30, 2016, as net income of $8.3 million was partially offset by a $791,000 increase in other accumulated comprehensive loss and dividends declared and paid of $1,112,000.  Other changes in equity, an increase of $220,000, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Selected Equity Data:
	March 31, 2017	June 30, 2016
Shareholders’ equity to total assets, at end of period	8.45%	8.55%

Book value per share	$9.52	$8.77
Closing market price of common stock	$23.35	$16.27

	For the nine months ended March 31,
	2017	2016
Average shareholders’ equity to average assets	8.60%	8.97%
Dividend payout ratio[1]	29.08%	35.58%
Actual dividends paid to net income[2]	13.35%	16.15%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.2% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the nine months ended March 31, 2017 and 2016.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2017 and 2016

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and nine months ended March 31, 2017 and 2016.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended March 31,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$608,070	$6,598	4.34%	$491,360	$5,565	4.53%
Securities[2]	299,379	1,773	2.37	278,837	1,642	2.36
Interest-earning bank balances and federal funds	5,549	8	0.58	27,301	34	0.50
FHLB stock	2,485	32	5.15	1,601	22	5.50
Total interest-earning assets	915,483	8,411	3.67%	799,099	7,263	3.64%
Cash and due from banks	10,463			9,298
Allowance for loan losses	(10,517)			(8,700)
Other noninterest-earning assets	21,447			20,623
Total assets	$936,876			$820,320

Interest-Bearing Liabilities:
Savings and money market deposits	$308,213	$239	0.31%	$286,515	$221	0.31%
NOW deposits	366,759	341	0.37	304,758	277	0.36
Certificates of deposit	40,426	77	0.76	43,580	76	0.70
Borrowings	40,501	127	1.25	21,862	78	1.43
Total interest-bearing liabilities	755,899	784	0.41%	656,715	652	0.40%
Noninterest-bearing deposits	90,273			82,518
Other noninterest-bearing liabilities	11,137			9,244
Shareholders' equity	79,567			71,843
Total liabilities and equity	$936,876			$820,320

Net interest income		$7,627			$6,611
Net interest rate spread			3.26%			3.24%
Net earnings assets	$159,584			$142,384
Net interest margin			3.33%			3.31%
Average interest-earning assets to average interest-bearing liabilities	121.11%			121.68%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Non-GAAP reconciliation of taxable-equivalent net interest income and net interest margin

	For the three months ended March 31,
(Dollars in thousands)	2017	2016
Net interest income (GAAP)	$7,627	$6,611
Tax-equivalent adjustment(1)	565	494
Net interest income (fully taxable-equivalent)	$8,192	$7,105

Average interest-earning assets	$915,483	$799,099
Net interest margin (fully taxable-equivalent)	3.58%	3.56%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 34% for federal income taxes and 3.32% and 3.63% for the three months ended March 31, 2017 and 2016, respectively, for New York State income taxes.

Index
	Nine months ended March 31,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$576,076	$19,033	4.41%	$475,599	$16,337	4.58%
Securities[2]	299,811	5,567	2.48	271,983	4,828	2.37
Interest-earning bank balances and federal funds	3,492	16	0.61	10,082	38	0.50
FHLB stock	2,545	93	4.87	1,806	59	4.36
Total interest-earning assets	881,924	24,709	3.74%	759,470	21,262	3.73%
Cash and due from banks	8,707			8,168
Allowance for loan losses	(10,066)			(8,486)
Other noninterest-earning assets	19,235			18,727
Total assets	$899,800			$777,879

Interest-Bearing Liabilities:
Savings and money market deposits	$299,486	$709	0.32%	$276,982	$649	0.31%
NOW deposits	341,520	969	0.38	277,302	766	0.37
Certificates of deposit	41,903	233	0.74	43,989	230	0.70
Borrowings	41,809	353	1.13	26,416	247	1.25
Total interest-bearing liabilities	724,718	2,264	0.42%	624,689	1,892	0.40%
Noninterest-bearing deposits	88,738			77,970
Other noninterest-bearing liabilities	8,974			5,472
Shareholders' equity	77,370			69,748
Total liabilities and equity	$899,800			$777,879

Net interest income		$22,445			$19,370
Net interest rate spread			3.32%			3.33%
Net earnings assets	$157,206			$134,781
Net interest margin			3.39%			3.40%
Average interest-earning assets to average interest-bearing liabilities	121.69%			121.58%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Non-GAAP reconciliation of taxable-equivalent net interest income and net interest margin
	For the nine months ended March 31,
(Dollars in thousands)	2017	2016
Net interest income (GAAP)	$22,445	$19,370
Tax-equivalent adjustment(1)	1,622	1,398
Net interest income (fully taxable-equivalent)	$24,067	$20,768

Average interest-earning assets	$881,924	$759,470
Net interest margin (fully taxable-equivalent)	3.64%	3.65%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 34% for federal income taxes and 3.32% and 3.63% for the nine months ended March 31, 2017 and 2016, respectively, for New York State income taxes.

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

(Dollars in thousands)	Three Months Ended March 31, 2017 versus 2016			Nine Months Ended March 31, 2017 versus 2016
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$1,275	$(242)	$1,033	$3,325	$(629)	$2,696
Securities[2]	124	7	131	508	231	739
Interest-earning bank balances and federal funds	(31)	5	(26)	(29)	7	(22)
FHLB stock	11	(1)	10	26	8	34
Total interest-earning assets	1,379	(231)	1,148	3,830	(383)	3,447

Interest-Bearing Liabilities:
Savings and money market deposits	18	0	18	43	17	60
NOW deposits	56	8	64	182	21	203
Certificates of deposit	(6)	7	1	(11)	14	3
Borrowings	60	(11)	49	132	(26)	106
Total interest-bearing liabilities	128	4	132	346	26	372
Net change in net interest income	$1,251	$(235)	$1,016	$3,484	$(409)	$3,075

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.24% for the three months ended March 31, 2017 as compared to 1.05% for the three months ended March 31, 2016, and was 1.23% and 1.14% for the nine months ended March 31, 2017 and 2016, respectively.  Annualized return on average equity increased to 14.56% for the three months and 14.36% for the nine months ended March 31, 2017 as compared to 12.03% for the three months and 12.68% for the nine months ended March 31, 2016.  The increase in return on average assets and return on average equity was primarily the result of growth in net income resulting from growth in interest-earning assets.  Net income amounted to $2.9 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $736,000 or 34.1% and amounted to $8.3 million and $6.6 million for the nine months ended March 31, 2017 and 2016, respectively, an increase of $1.7 million or 25.8%.  Average assets increased $116.6 million, or 14.2%, to $936.9 million for the three months ended March 31, 2017 as compared to $820.3 million for the three months ended March 31, 2016.  Average equity increased $7.8 million, or 10.9%, to $79.6 million for the three months ended March 31, 2017 as compared to $71.8 million for the three months ended March 31, 2016. Average assets increased $121.9 million, or 15.7%, to $899.8 million for the nine months ended March 31, 2017 as compared to $777.9 million for the nine months ended March 31, 2016.  Average equity increased $7.7 million, or 11.0%, to $77.4 million for the nine months ended March 31, 2017 as compared to $69.7 million for the nine months ended March 31, 2016.

Index
INTEREST INCOME

Interest income amounted to $8.4 million for the three months ended March 31, 2017 as compared to $7.3 million for the three months ended March 31, 2016, an increase of $1.1 million, or 15.1%.  Interest income amounted to $24.7 million for the nine months ended March 31, 2017 as compared to $21.3 million for the nine months ended March 31, 2016, an increase of $3.4 million, or 16.0%.  The increase in average loan and securities balances and the increase in securities yields had the greatest impact on interest income when comparing the three and nine months ended March 31, 2017 and 2016, which were offset by a decrease in the yield on loans. Average loan balances increased $116.7 million and $100.5 million while the yield on loans decreased 19 basis points and 17 basis points when comparing the three and nine months ended March 31, 2017 and 2016, respectively.   Average securities increased $20.5 million and $27.8 million and the yield on such securities increased one basis point and 11 basis points when comparing the three and nine months ended March 31, 2017 and 2016, respectively.  The significant increase in yield for the nine months ended March 31, 2017 was due to the prepayment of a mortgage-backed security, during the three months ended December 31, 2016, which provided for the receipt of a prepayment penalty of $318,000.

INTEREST EXPENSE

Interest expense amounted to $784,000 for the three months ended March 31, 2017 as compared to $652,000 for the three months ended March 31, 2016, an increase of $132,000, or 20.2%. Interest expense amounted to $2.3 million for the nine months ended March 31, 2017 as compared to $1.9 million for the nine months ended March 31, 2016, an increase of $372,000, or 19.7%.  Increases in average balances on interest-bearing liabilities as well as an increase in rates paid on deposits contributed to the increase in overall interest expense.  As illustrated in the rate/volume table, interest expense increased $128,000 and $346,000 when comparing the three and nine months ended March 31, 2017 and 2016, respectively, due to a $99.2 million and $100.0 million increase in the average balances on interest-bearing liabilities when comparing these same periods.  The average rate paid on interest-bearing liabilities increased one basis point from 0.40% to 0.41% when comparing the three months ended March 31, 2017 and 2016, respectively, and two basis points from 0.40% to 0.42% when comparing the nine months ended March 31, 2017 and 2016.

The average rate paid on NOW deposits increased one basis point when comparing the three months ended March 31, 2017 and 2016, and the average balance of such accounts grew by $62.0 million when comparing these same periods. The average rate paid on NOW deposits increased one basis point when comparing the nine months ended March 31, 2017 and 2016, and the average balance of such accounts increased $64.2 million when comparing these same periods. The average balance of savings and money market deposits increased $21.7 million and $22.5 million when comparing the three and nine months ended March 31, 2017 and 2016, respectively. The rates paid on savings and money market deposits remained unchanged when comparing the three months ended March 31, 2017 and 2016, and increased one basis point when comparing the nine month ended March 31, 2017 and 2016. The average balance of certificates of deposit decreased $3.2 million and $2.1 million when comparing the three and nine months ended March 31, 2017 and 2016, respectively. The average rate paid on certificate of deposits increased six basis points when comparing the three months ended March 31, 2017 and 2016, and increased four basis points when comparing the nine months ended March 31, 2017 and 2016. This increase in rate paid on certificates of deposit for the nine months is the result of the promotion of a five year certificate product.

The average balance on borrowings increased $18.6 million and the rate decreased 18 basis points when comparing the three months ended March 31, 2017 and 2016.  The average balance on borrowings increased $15.4 million and the rate decreased 12 basis points when comparing the nine months ended March 31, 2017 and 2016.  This was the result of an increase in the average balance of short-term borrowings when comparing both the three and nine month periods ended March 31, 2017 and 2016.

NET INTEREST INCOME

Net interest income increased $1.0 million to $7.6 million for the three months ended March 31, 2017 from $6.6 million for the three months ended March 31, 2016. Net interest income increased $3.0 million to $22.4 million for the nine months ended March 31, 2017 from $19.4 million for the nine months ended March 31, 2016.  These increases in net interest income were primarily the result of the growth in the average interest-earning asset balances.

Net interest spread and margin increased two basis points to 3.26% and 3.33%, respectively, for the three months ended March 31, 2017 compared to 3.24% and 3.31%, respectively, for the three months ended March 31, 2016. Net interest spread and margin decreased one basis point to 3.32% and 3.39%, respectively, for the nine months ended March 31, 2017 compared to 3.33% and 3.40%, respectively, for the nine months ended March 31, 2016.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.58% and 3.56% for the three months ended March 31, 2017 and 2016, respectively. Tax equivalent net interest margin was 3.64% and 3.65% for the nine months ended March 31, 2017 and 2016, respectively.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $343,000 and $421,000 for the three months ended March 31, 2017 and 2016, respectively. The provision for loan losses amounted to $1.5 million and $1.1 million for the nine months ended March 31, 2017 and 2016, respectively.  Allowance for loan losses to total loans receivable decreased to 1.74% at March 31, 2017 compared to 1.79% at June 30, 2016.  Nonperforming loans amounted to $3.6 million and $3.4 million at March 31, 2017 and June 30, 2016, respectively.  Net charge-offs amounted to $43,000 and $44,000 for the three months ended March 31, 2017 and 2016, respectively, and amounted to $236,000 and $292,000 for the nine months ended March 31, 2017 and 2016, respectively.   At March 31, 2017, nonperforming assets were 0.40% of total assets and nonperforming loans were 0.60% of net loans.  At June 30, 2016, nonperforming assets were 0.43% of total assets and nonperforming loans were 0.65% of net loans. The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

(In thousands)	For the three months ended March 31,		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest income:	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Service charges on deposit accounts	$746	$670	$76	11.34%	$2,339	$2,153	$186	8.64%
Debit card fees	490	438	52	11.87	1,491	1,343	148	11.02
Investment services	100	89	11	12.36	237	260	(23)	(8.85)
E-commerce fees	31	29	2	6.90	94	70	24	34.29
Other operating income	215	192	23	11.98	582	607	(25)	(4.12)
Total noninterest income	$1,582	$1,418	$164	11.57%	$4,743	$4,433	$310	6.99%

Noninterest income increased $164,000, or 11.6%, to $1.6 million for the three months ended March 31, 2017 as compared to $1.4 million for the three months ended March 31, 2016.  Noninterest income increased $310,000, or 7.0%, to $4.7 million for the nine months ended March 31, 2017 as compared to $4.4 million for the nine months ended March 31, 2016. These increases are primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards.

NONINTEREST EXPENSE

(In thousands)	For the three months ended March 31		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest expense:	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Salaries and employee benefits	$2,992	$2,736	$256	9.36%	$8,447	$7,674	$773	10.07%
Occupancy expense	442	383	59	15.40	1,161	1,079	82	7.60
Equipment and furniture expense	104	138	(34)	(24.64)	356	376	(20)	(5.32)
Service and data processing fees	508	499	9	1.80	1,455	1,417	38	2.68
Computer software, supplies and support	162	106	56	52.83	456	335	121	36.12
Advertising and promotion	79	71	8	11.27	287	266	21	7.89
FDIC insurance premiums	86	103	(17)	(16.50)	293	307	(14)	(4.56)
Legal and professional fees	207	269	(62)	(23.05)	625	806	(181)	(22.46)
Other	443	499	(56)	(11.22)	1,485	1,782	(297)	(16.67)
Total noninterest expense	$5,023	$4,804	$219	4.56%	$14,565	$14,042	$523	3.72%

Noninterest expense increased $219,000, or 4.6%, to $5.0 million for the three months ended March 31, 2017 as compared to $4.8 million for the three months ended March 31, 2016. Noninterest expense increased $523,000, or 3.7%, to $14.6 million for the nine months ended March 31, 2017 as compared to $14.0 million for the nine months ended March 31, 2016. These increases in noninterest expense were primarily the result of an increase in salaries and employee benefits expenses, resulting from additional staffing within our lending department and customer service center, and increased computer software, supplies and support expense, resulting from changing the Company’s online banking platform to a new vender, providing greater functionality for customers.  Partially offsetting the aforementioned increases were decreases in legal and professional fees, lower FDIC insurance premiums resulting from a decrease in premium rates, and lower expenses related to foreclosed real estate included in other expenses.

Index
INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 24.6% and 25.3% for the three and nine months ended March 31, 2017, respectively compared to 22.9% and 23.1% for the three and nine months ended March 31, 2016. The effective tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary.

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

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at March 31, 2017:

(In thousands)	March 31, 2017
Unfunded loan commitments	$38,634
Unused lines of credit	49,353
Total commitments	$87,987

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2017 and June 30, 2016.  Consolidated shareholders’ equity represented 8.5% and 8.6% of total assets at March 31, 2017 and at June 30, 2016, respectively.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  May 12, 2017

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 12, 2017

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer