Form 10-K
period 2017-06-30
GREENE COUNTY BANCORP INC
filed 2017-09-28
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2017
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐         NO  ☒

As of December 31, 2016, there were issued and outstanding 8,502,614 shares of the Registrant's common stock of which 2,910,817 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $22.90 on December 31, 2016, the aggregate value of stock held by non-affiliates was $66,658,000.  As of September 12, 2017, there were issued and outstanding 8,502,614 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

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

Index
General

Greene County Bancorp, Inc. operates as the federally chartered holding company of The Bank of Greene County, a federally chartered savings bank.  A majority of Greene County Bancorp, Inc.’s issued and outstanding common stock (54.2%) is held by Greene County Bancorp, MHC, a federally chartered mutual holding company.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan.  The Bank of Greene County operates a limited-purpose subsidiary, Greene County Commercial Bank.  The purpose of Greene County Commercial Bank is to serve local municipalities’ banking needs.  The Bank of Greene County also operates a real estate investment trust, Greene Property Holdings, Ltd., which beneficially owns mortgages originated through The Bank of Greene County. On December 30, 2014, Greene County Bancorp, Inc. formed Greene Risk Management, Inc. as a pooled captive insurance company subsidiary, incorporated in the State of Nevada, to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

Greene County Bancorp, Inc.

Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered savings and loan holding companies was transferred to the Federal Reserve Board under the Dodd-Frank Act.  At June 30, 2017, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash.  At June 30, 2017, 3,893,350 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 108,726 shares were held as Treasury stock and 4,609,264 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and monitoring its cash position.

At June 30, 2017, Greene County Bancorp, Inc. had consolidated assets of $982.3 million, consolidated total deposits of $859.5 million, consolidated borrowings from the Federal Home Loan Bank of New York (FHLB) of $29.6 million and consolidated equity of $83.5 million.

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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans, commercial real estate mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in investment securities and mortgage-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential and commercial real estate mortgages, and to a lesser extent, from interest on consumer and commercial loans and securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts. Through its affiliation with Fenimore Asset Management and Infinex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  Infinex Corporation acquired Essex National Securities LLP in 2016 allowing the Bank to rebrand these alternative investment services as Greene Investment Services.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York (FHLB), and principal and interest payments on loans and securities.  At June 30, 2017, The Bank of Greene County, excluding its subsidiary Greene County Commercial Bank, had total assets of $693.6 million, total deposits of $575.1 million, borrowings from the FHLB of $29.6 million and total equity of $79.7 million.

Index
The Bank of Greene County’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene County Commercial Bank

Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law.  At June 30, 2017, Greene County Commercial Bank had $320.5 million in assets, $289.6 million in total deposits, and $30.6 million in total equity.

Greene County Commercial Bank’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene Property Holdings, Ltd.

Greene Property Holdings, Ltd. was formed in June 2011 as a New York corporation that elected under the Internal Revenue Code to be taxed as a real estate investment trust.  The Bank of Greene County transferred beneficial ownership of certain mortgages and notes to Greene Property Holdings, Ltd. in exchange for 100% of the common stock of Greene Property Holdings, Ltd. The Bank of Greene County continues to service these mortgage customers pursuant to a management and servicing agreement with Greene Property Holdings, Ltd. At June 30, 2017, Greene Property Holdings, Ltd. had $452.9 million in assets, and $452.9 million in total equity.

Greene Property Holdings, Ltd.’s administrative office is located at 302 Main Street, Catskill, New York 12414-1317.  Its telephone number is (518) 943-2600.

Greene Risk Management, Inc.

Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of Greene County Bancorp, Inc., incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.  At June 30, 2017, Greene Risk Management, Inc. had $2.8 million in assets, and $1.9 million in total equity.

Greene Risk Management, Inc.’s administrative office is located at 101 Convention Center Drive, Suite 850, Las Vegas, NV 89109-2003.  Its telephone number is (702) 949-0110.

Greene County Bancorp, MHC

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 54.2% of the issued and outstanding common stock of Greene County Bancorp, Inc.  Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC, which amounted to $652,000, in cash and cash equivalents at June 30, 2017.

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

As of 2016 the Greene County population was approximately 49,000, Columbia County was approximately 63,000, Albany County was approximately 304,000 and Ulster County was approximately 182,000.  Greene County is primarily rural, and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  Greene County has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Greene County government and the Coxsackie Correctional Facilities are the largest employers in the County.  Other large employers within the Company’s market area include the Hunter Mountain and Ski Windham resort areas, LaFarge, Columbia Memorial Hospital, Taconic Farms, Ginsberg’s Foods, and the Catskill, Cairo-Durham, Chatham, Greenville, Coxsackie-Athens, Hudson City, and Ravena-Coeymans-Selkirk Central School Districts. Albany County’s economy is dependent on state government, health care services and higher education.  Albany has also been growing in the area of technology jobs focusing on the areas of micro- and nanotechnology. Ulster County’s major industry consists of tourism with a number of state parks located within the Catskill Mountains and the Shawangunk Ridge.  As such, local employment is primarily within the services industry as well as government and health services.

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

The Bank of Greene County continues to utilize high quality  underwriting standards in originating real estate loans.  As such, it does not engage in sub-prime lending or other exotic loan products.  At the time of origination, appraisals are obtained to ensure an adequate loan-to-value ratio of the underlying collateral.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest or an event that would indicate a significant decline in the collateral value.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure collateral adequacy.

In an effort to manage the interest rate risk associated with its predominantly fixed-rate loan portfolio, The Bank of Greene County maintains high levels of liquidity.  Cash, cash equivalents, long-term certificates of deposit and securities available-for-sale comprised 11.2% of total consolidated bank assets at June 30, 2017, all of which can be used for liquidity needs.  The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages. Additionally, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans including many commercial loans in order to help mitigate interest rate risk.

The loan portfolio composition and loan maturity schedule are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

Discussion regarding the credit quality of the loan portfolio is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 4, Loans, of this Report.

Residential, Construction and Land Loans, and Multi-family Loans.  The Bank of Greene County's primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by one to four-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  For the year ended June 30, 2017, The Bank of Greene County originated residential mortgage loans with a loan-to-value ratio of 89.9% or less.  The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  For the year ended June 30, 2017, no residential mortgage loans were originated by The Bank of Greene County with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, The Bank of Greene County has been successful in marketing and originating such loans with 10 and 15-year terms. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Bank of Greene County requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by The Bank of Greene County. Title insurance is not required on all mortgage loans, but is evaluated on a case by case basis.

Index
At June 30, 2017, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed-rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

The Bank of Greene County currently offers residential mortgage loans with fixed and adjustable interest rates.  Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, The Bank of Greene County's interest rate gap position, and loan products offered by The Bank of Greene County's competitors.  In the current low interest rate environment, most of our borrowers prefer fixed-rate loans to adjustable-rate loans.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The average length of time that The Bank of Greene County's residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

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

Commercial Real Estate Mortgages.  We have increased our focus on commercial real estate mortgages and have developed a strong team of lenders and business development staff resulting in our continued growth in these portfolios.  Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate mortgages. The Bank of Greene County originates fixed- and adjustable-rate commercial real estate mortgage loans with maximum terms of up to 25 years.

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

Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies and loan approval limits of The Bank of Greene County.  Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer.  The Executive Committee or the full Board of Directors must approve all residential loans and commercial loans $1.5 million or greater.

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

At June 30, 2017, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of six commercial mortgages with an outstanding balance of $11.2 million. This loan relationship was performing in accordance with its terms at June 30, 2017.

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

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2017, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

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

The estimated fair values of debt securities at June 30, 2017 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

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

Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of The Bank of Greene County, its portfolio of asset-backed securities consisted of one investment which is collateralized by home equity loans.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which The Bank of Greene County's branch offices are located.  The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County's ability to attract and retain deposits.  The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, print and social media. It generally does not solicit deposits from outside its market area.  While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates.  The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits.  Historically, The Bank of Greene County has not used brokers to obtain deposits, but will use them to help manage the seasonality within the municipal deposit base in the most cost efficient manner.

Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $289.6 million in deposits at June 30, 2017.

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

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential mortgage and commercial real estate loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2017, there were no municipal letters of credit outstanding.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Report.

Personnel

As of June 30, 2017, The Bank of Greene County had 136 full-time employees and 10 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also Bank employees.  A collective bargaining group does not represent the employees, and The Bank of Greene County considers its relationship with its employees to be good.

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

Taxable Distributions and Recapture.  At June 30, 2017, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

State Taxation

Effective with the taxable year ended June 30, 2017, Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank, Greene Risk Management and Greene Property Holdings, Ltd. report income on a combined fiscal year basis to New York State. The New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income, 0.125% of average Business Capital or a fixed dollar amount based on New York sourced gross receipts. All intercompany dividend distributions are eliminated in the calculation of Combined Business Income.

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

At June 30, 2017, The Bank of Greene County’s and Greene County Commercial Bank’s capital exceeded all applicable minimal capital requirements.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2017, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. During the year ended June 30, 2017, The Bank of Greene County opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.

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

 At June 30, 2017, The Bank of Greene County met the criteria for being considered “well-capitalized”.

Deposit Insurance.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system so that it is based on each institution’s total assets less tangible capital, instead of deposits.  The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.  Effective July 1, 2016, this assessment range was reduced to 1.5 to 40 basis points.

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

Index
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2017, the annualized Financing Corporation assessment was equal to 0.55 basis points of total assets less tangible capital. For the fiscal year June 30, 2017, The Bank of Greene County, and its subsidiary Greene County Commercial Bank, jointly paid $46,000 related to the FICO bonds.

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

Federal Home Loan Bank System.  The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2017, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2017, The Bank of Greene County was in compliance with these reserve requirements.

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

Capital.  Historically, savings and loan holding companies have not been subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  On January 29, 2015, the Federal Reserve Bank Board revised the Small Bank Holding Company Policy Statement (“Policy Statement”) to raise the total consolidated asset limit from $500 million to $1 billion, and expand the scope of the Policy Statement to include savings and loan holding companies (SLHCs).  In conjunction with these revisions, the Board proposed changes to regulatory reports effective in 2015 to lessen the reporting burden on smaller institutions.  Prior to these revisions, beginning on January 1, 2015, the top-tier savings and loan holding company, Greene County Bancorp, MHC would have been subject to the new regulatory capital reporting requirements.  However, as a result of these revisions, the MHC has been exempted from the new regulatory capital reporting requirements.

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

Waivers of Dividends by Greene County Bancorp, MHC.  Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.40 per share to be declared by the Company for the four quarters ending March 31, 2018. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

At June 30, 2017, our commercial bank met the criteria for being considered “well-capitalized.”

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

Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The Bank of Greene County also has an operations center and lending center located in Catskill, New York.  The Bank of Greene County currently conducts its business through 13 full-service banking offices.  We own ten branch offices and lease three branch offices located within Greene, Columbia, Albany and Ulster Counties. Greene County Commercial Bank conducts its business through the branch offices of The Bank of Greene County. In the opinion of management, the physical properties of our holding company and our various subsidiaries are suitable and adequate.  For more information on our properties, see Notes 1, 5 and 14 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Report.

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

Index
PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Greene County Bancorp, Inc.’s common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”.  As of September 8, 2017 Greene County Bancorp, Inc. had 488 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 8,502,614 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), Greene County Bancorp, Inc.’s mutual holding company, held 4,609,264 shares of common stock or 54.2% of total shares outstanding.  Consequently, shareholders other than the MHC held 3,893,350 shares.

Payment of dividends on Greene County Bancorp, Inc.’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Greene County Bancorp, Inc.’s results of operations, financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.40 per share to be declared by the Company for the four quarters ending March 31, 2018. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

Index
The following table sets forth a summary of selected financial data at and for the fiscal quarter ends for the years ended June 30, 2017 and 2016.   Closing market price information is stated at the quarter end dates indicated, and for periods prior to March 15, 2016 all information has been adjusted for a 2-for-1 stock split.  *The MHC waived receipt of the dividends for the first, second and third quarters of fiscal 2017 and 2016.

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price (NASDAQ:GCBC)
High	$17.42	$25.20	$24.00	$29.00
Low	16.00	16.50	20.50	22.30
Close	16.67	22.90	23.35	27.20
Cash Dividends*	0.095	0.095	0.095	0.095

Fiscal 2016
Market price (NASDAQ:GCBC)
High	$14.80	$16.50	$21.25	$21.30
Low	13.50	13.75	15.24	15.84
Close	13.75	15.98	17.57	16.27
Cash Dividends*	0.0925	0.0925	0.0925	0.0925

There were no sales of unregistered securities during fiscal 2017 or 2016.  On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant of up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 184,692 shares, adjusted for a 2-for-1 stock split.  As of June 30, 2017, the Company had repurchased 124,956 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2017, or 2016.  The Company currently does not intend to repurchase any additional shares under this stock repurchase program.

As of June 30, 2017, the Company has adopted two equity-based compensation plans: the 2008 Stock Option Plan and the ESOP.  The 2008 Stock Option Plan has been approved by stockholders of the Company and, except for the ESOP, the Company has not implemented any equity-based compensation program that has not been approved by Company stockholders.

Set forth below is certain information as of June 30, 2017 regarding equity-based compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
2008 Stock Option Plan	37,770	$6.25	31,000

Index
ITEM 6.	Selected Financial Data

The selected financial and operational data presented below at and for the years shown was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. and should be read in conjunction with the consolidated financial statements presented elsewhere in this Report.

	At or for the Years Ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2015
SELECTED FINANCIAL CONDITION DATA:
Total assets	$982,291	$868,781	$738,647
Loans receivable, net	624,187	522,764	443,496
Securities available-for-sale	91,483	100,123	86,034
Securities held-to-maturity	223,830	204,935	169,000
Deposits	859,535	738,887	622,717
Shareholders' equity	83,521	74,301	66,920
AVERAGE BALANCES:
Total assets	913,423	795,819	703,515
Interest-earning assets	895,659	777,539	685,172
Loans receivable, net	577,854	476,356	419,793
Securities	300,270	281,308	250,247
Deposits	786,923	690,995	610,170
Borrowings	38,760	27,835	24,760
Shareholders' equity	78,518	70,669	64,222
SELECTED OPERATIONS DATA:
Total interest income	33,459	28,802	25,700
Total interest expense	3,077	2,581	2,302
Net interest income	30,382	26,221	23,398
Provision for loan losses	1,911	1,673	1,556
Net interest income after provision for loan losses	28,471	24,548	21,842
Total noninterest income	6,424	5,965	5,697
Total noninterest expense	19,967	18,871	18,032
Income before provision for income taxes	14,928	11,642	9,507
Provision for income taxes	3,741	2,679	2,318
Net income	11,187	8,963	7,189
FINANCIAL RATIOS:
Return on average assets[1]	1.22%	1.13%	1.02%
Return on average shareholders’ equity[2]	14.25	12.68	11.19
Noninterest expenses to average total assets	2.19	2.37	2.56
Average interest-earning assets to average interest-bearing liabilities	121.66	121.70	120.78
Net interest rate spread[3]	3.32	3.30	3.34
Net interest margin[4]	3.39	3.37	3.41
Efficiency ratio[5]	54.25	58.63	61.98
Shareholders’ equity to total assets, at end of period	8.50	8.55	9.06
Average shareholders’ equity to average assets	8.60	8.88	9.13
Dividend payout ratio[6]	28.79	34.91	42.35
Actual dividends declared to net income[7]	17.16	20.69	25.01
Nonperforming assets to total assets, at end of period	0.45	0.43	0.75
Nonperforming loans to net loans, at end of period	0.58	0.65	1.06
Allowance for loan losses to nonperforming loans	302.72	278.72	173.53
Allowance for loan losses to total loans receivable	1.74	1.79	1.81
Book value per share[8,9]	$9.82	$8.77	$7.92
Basic earnings per share[9]	1.32	1.06	0.85
Diluted earnings per share[9]	1.31	1.06	0.85
OTHER DATA:
Closing market price of common stock[9]	$27.20	$16.27	$14.25
Number of full-service offices	13	13	13
Number of full-time equivalent employees	144	137	133

[1]	Ratio of net income to average total assets.
[2]	Ratio of net income to average shareholders’ equity.
[3]	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
[4]	Net interest income as a percentage of average interest-earning assets.
[5]	Noninterest expense divided by the sum of net interest income and noninterest income.
[6]	Dividends per share divided by basic earnings per share. This calculation does not take into account the waiver of dividends by Greene County Bancorp, MHC.
[7]	Dividends declared divided by net income.
[8]	Shareholders’ equity divided by outstanding shares.
[9]	Prior periods restated for comparability to reflect the 2-for-1 stock split effective March 15, 2016

Index
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  The Bank of Greene County currently operates 13 full-service branches, an administration office, a lending center, and an operations center in New York’s Hudson Valley Region.  In June 2004, Greene County Commercial Bank (“GCCB”) was opened for the limited purpose of servicing local municipalities.  GCCB is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 54.2% of the Company’s outstanding common stock.    In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans. In December 2014, Greene Risk Management, Inc. was formed as a Nevada corporation that is operating as a pooled captive insurance company.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

Net Interest Income Analysis.  One of the most significant measures of interest risk is net interest income sensitivity (“NII”). NII is the measurement of the sensitivity of Greene County Bancorp, Inc.’s net interest income to changes in interest rates and is computed for instantaneous rate shocks and a series of rate ramp assumptions. The net interest income sensitivity can be viewed as the exposure to changes in interest rates in the balance sheet as of the report date. The net interest income sensitivity measure does not take into account any future change to the balance sheet.  Greene County Bancorp, Inc. has a relatively low level of NII sensitivity and is well within policy limits in all positive rate shock scenarios. This means that Greene County Bancorp, Inc.’s income exposure to rising rates is projected to be relatively low.

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

Index
EVE Analysis.  Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents Greene County Bancorp, Inc.’s EVE.  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2017.  Assumptions made by Greene County Bancorp, Inc. relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2017.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between Greene County Bancorp, Inc.’s estimated value of assets and value of liabilities assuming no change in interest rates.  The EVE for a decrease of 100, 200 and 300 basis points have been excluded since they would not be meaningful in the interest rate environment as of June 30, 2017.

The following sets forth Greene County Bancorp, Inc.’s EVE as of June 30, 2017.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change From Par	% Change From Par	EVE Ratio[1]	Change[2]
+300bp	$127,897	$(21,552)	(14.42)%	13.72%	(118	)bps
+200bp	138,193	(11,256)	(7.53)	14.45	(45)
+100bp	146,285	(3,164)	(2.12)	14.92	2
PAR	149,449	-	-	14.90	-

[1]	Calculated as the estimated EVE divided by the present value of total assets.
[2]	Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

The prolonged low rate environment continues to increase EVE sensitivity across the industry, as the low yield on assets increases price sensitivity to large rate shocks.  EVE sensitivity will increase further as rates rise and loans and investments lose value and move out the sensitivity curve. Greene County Bancorp, Inc.’s EVE modeling projects that the EVE will decrease in instantaneous rate shocks, however, the level of sensitivity resulting from these rate shocks is within the Company’s policy limits and regulatory guidance.  In anticipation of rising interest rates from the current historical low rate environment, Greene County Bancorp, Inc. has implemented several strategies to help mitigate the negative impact on EVE that would result from rising interest rates. These strategies include shortening the average duration of assets and lengthening the average duration of its liabilities.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2017, Greene County Bancorp, Inc.’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest-earning assets were positive 17.58% and 19.34% respectively.

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

FINANCIAL OVERVIEW

Net income for the year ended June 30, 2017 amounted to $11.2 million, or $1.32 per basic and $1.31 per diluted share, as compared to $9.0 million, or $1.06 per basic and diluted share, for the year ended June 30, 2016, an increase of $2.2 million, or 24.8%.  The increase in net income was primarily the result of increases of $4.2 million in net interest income and $459,000 in noninterest income, which were partially offset by increases of $1.1 million in both provision for income taxes and noninterest expense.   The change in net interest income resulted from growth in interest-earning assets when comparing the years ended June 30, 2017 and 2016.  Growth in interest-earning assets was within both investment securities and loans. Growth in loans was primarily in commercial real estate mortgages and commercial loans which are generally higher yielding assets.  Net interest rate spread increased two basis points to 3.32% for the year ended June 30, 2017 as compared to 3.30% for the year ended June 30, 2016.   Net interest margin also increased two basis points to 3.39% for the year ended June 30, 2017 as compared to 3.37% for the year ended June 30, 2016. Changes in noninterest income and noninterest expense are more fully explained within the Comparison of Operating Results for the Years Ended June 30, 2017 and 2016 contained herein.

Total assets grew $113.5 million, or 13.1%, to $982.3 million at June 30, 2017 as compared to $868.8 million at June 30, 2016.  Net loans increased $101.4 million, or 19.4%, to $624.2 million at June 30, 2017 as compared to $522.8 million at June 30, 2016.  Securities classified as available-for-sale and held-to-maturity increased $10.2 million, or 3.3%, to $315.3 million at June 30, 2017 as compared to $305.1 million at June 30, 2016.  Deposits grew $120.6 million, or 16.3%, to $859.5 million at June 30, 2017 as compared to $738.9 million at June 30, 2016.  Total shareholders’ equity amounted to $83.5 million and $74.3 million at June 30, 2017 and 2016, respectively, or 8.5% and 8.6% of total assets, respectively.

Comparison of Financial Condition as of June 30, 2017 and 2016

SECURITIES

Securities available-for-sale and held-to-maturity increased $10.2 million, or 3.3%, to $315.3 million at June 30, 2017 as compared to $305.1 million at June 30, 2016.  Securities purchases totaled $115.3 million during the year ended June 30, 2017 and consisted of $97.4 million of state and political subdivision securities, $6.0 million of U.S. government sponsored enterprises securities, and $11.9 million of mortgage-backed securities. Principal pay-downs and maturities during the year ended June 30, 2017 amounted to $103.2 million, of which $16.8 million were mortgage-backed securities, $83.1 million were state and political subdivision securities, $2.0 million were U.S. government sponsored enterprises securities, and $1.3 million were corporate debt securities. Greene County Bancorp, Inc. holds 55.2% of its securities portfolio at June 30, 2017 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
	At June 30,
	2017		2016		2015
(Dollars in thousands)	Carrying Amount	Percent of total	Carrying Amount	Percent of total	Carrying Amount	Percent of total
Securities available-for-sale:
U.S. government sponsored enterprises	$4,717	1.5%	$4,891	1.6%	$7,855	3.1%
State and political subdivisions	58,112	18.4	60,499	19.8	39,582	15.5
Mortgage-backed securities-residential	4,913	1.5	6,540	2.1	7,942	3.1
Mortgage-backed securities-multi-family	20,765	6.6	23,879	7.8	25,735	10.1
Asset-backed securities	1	0.0	5	0.0	9	0.0
Corporate debt securities	2,791	1.0	4,157	1.4	4,774	1.9
Total debt securities	91,299	29.0	99,971	32.7	85,897	33.7
Equity securities	184	0.1	152	0.1	137	0.1
Total securities available-for-sale	91,483	29.1	100,123	32.8	86,034	33.8
Securities held-to-maturity:
U.S. government sponsored enterprises	6,000	1.9	2,000	0.7	2,000	0.8
State and political subdivisions	115,805	36.7	99,040	32.5	81,501	31.9
Mortgage-backed securities-residential	10,798	3.4	13,543	4.4	17,468	6.8
Mortgage-backed securities-multi-family	88,702	28.1	87,204	28.6	67,239	26.4
Corporate debt securities	1,000	0.3	1,000	0.3	-	-
Other securities	1,525	0.5	2,148	0.7	792	0.3
Total securities held-to-maturity	223,830	70.9	204,935	67.2	169,000	66.2
Total securities	$315,313	100.0%	$305,058	100.0%	$255,034	100.0%

Investment Maturity Schedule

The estimated fair value of debt securities at June 30, 2017 by contractual maturity are shown below.  Asset-backed and mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No tax-equivalent adjustments were made in calculating the weighted average yield.

(Dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$4,717	$-	$-	$4,717
State and political subdivisions	58,112	-	-	-	58,112
Mortgage-backed securities-residential	2	360	1,028	3,523	4,913
Mortgage-backed securities-multi-family	-	16,965	3,800	-	20,765
Asset-backed securities	-	-	1	-	1
Corporate debt securities	2,529	262	-	-	2,791
Total debt securities	60,643	22,304	4,829	3,523	91,299
Equity securities	-	-	-	184	184
Total securities available-for-sale	60,643	22,304	4,829	3,707	91,483
Securities held-to-maturity:
U.S. government sponsored enterprises	-	1,982	3,965	-	5,947
State and political subdivisions	17,497	54,981	33,901	12,765	119,144
Mortgage-backed securities-residential	54	5,741	4,062	1,213	11,070
Mortgage-backed securities-multi-family	-	38,163	51,599	-	89,762
Corporate debt securities	-	-	995	-	995
Other securities	145	750	554	85	1,534
Total securities held-to-maturity	17,696	101,617	95,076	14,063	228,452
Total securities	$78,339	$123,921	$99,905	$17,770	$319,935
Weighted Average Yield	1.85%	2.66%	2.47%	3.06%	2.42%

Index
LOANS

Net loans receivable increased to $624.2 million at June 30, 2017 from $522.8 million at June 30, 2016, an increase of $101.4 million, or 19.4%.  The loan growth experienced during the period consisted primarily of $65.3 million in commercial real estate loans, $8.3 million in commercial construction loans, $11.7 million in commercial loans, $5.3 million in multi-family real estate loans, $10.3 million in residential real estate loans, and $1.6 million in residential construction loans. The continued low interest rate environment and, we believe, strong customer satisfaction from personal service, continued to enhance loan growth.  If long term rates begin to rise, the Company anticipates some reduced new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values in the Company’s market areas, however, could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Loan Portfolio Composition

Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential real estate	$245,331	38.67%	$234,992	44.23%	$226,648	50.28%	$227,373	56.02%	$212,526	58.09%
Residential construction and land	7,160	1.13	5,575	1.05	3,621	0.81	3,005	0.74	2,691	0.74
Multi-family	9,199	1.45	3,918	0.74	4,287	0.95	4,059	1.00	5,511	1.51
Commercial real estate	257,964	40.67	192,678	36.27	142,323	31.57	114,066	28.11	91,482	25.00
Commercial construction	28,430	4.48	20,159	3.79	8,936	1.98	1,558	0.38	3,523	0.96
Total real estate loans	548,084	86.40	457,322	86.08	385,815	85.59	350,061	86.25	315,733	86.30

Consumer loans
Home equity	21,076	3.32	20,893	3.93	21,019	4.66	20,578	5.07	20,371	5.57
Consumer installment(1)	4,790	0.76	4,350	0.82	4,123	0.92	4,208	1.04	4,078	1.12
Total consumer loans	25,866	4.08	25,243	4.75	25,142	5.58	24,786	6.11	24,449	6.69

Commercial loans	60,381	9.52	48,725	9.17	39,798	8.83	30,994	7.64	25,657	7.01

Total consumer loans and commercial loans	86,247	13.60	73,968	13.92	64,940	14.41	55,780	13.75	50,106	13.70

Total gross loans	634,331	100.00%	531,290	100.00%	450,755	100.00%	405,841	100.00%	365,839	100.00%

Less:

Allowance for loan losses	(11,022)		(9,485)		(8,142)		(7,419)		(7,040)
Deferred fees and costs	878		959		883		887		627

Total loans receivable, net	$624,187		$522,764		$443,496		$399,309		$359,426

(1)	Includes direct automobile loans (on both new and used automobiles) and personal loans.

Index
Loan Maturity Schedule

The following table sets forth certain information as of June 30, 2017 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

(In thousands)	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total
Residential real estate	$4,671	$5,586	$23,352	$58,156	$153,566	$245,331
Residential construction and land	6,645	149	61	305	-	7,160
Multi-family	655	1,319	1,854	3,586	1,785	9,199
Commercial real estate	55,679	33,783	65,829	80,255	22,418	257,964
Commercial construction	18,807	9,623	-	-	-	28,430
Consumer loans	16,721	1,912	3,837	3,356	40	25,866
Commercial loans	27,336	3,438	11,229	18,211	167	60,381
Total loan portfolio	$130,514	$55,810	$106,162	$163,869	$177,976	$634,331

The total amount of the above loans that mature or are due after June 30, 2018 that have fixed interest rates is $340.5 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $163.3 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail above within the section Management of Interest Rate Risk.

Potential Problem Loans

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."  For further discussion regarding how management determines when a loan should be classified see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.  At June 30, 2017, The Bank of Greene County had $5.7 million of loans classified as substandard, and $555,000 of loans designated as special mention.  No loans were classified as either doubtful or loss at June 30, 2017.

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

Index
Analysis of Nonaccrual Loans, Nonperforming Assets and Restructured Loans

The table below details additional information related to nonaccrual loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans:
Residential real estate	$1,240	$1,207	$1,087	$2,473	$3,599
Multi-family	-	-	-	-	463
Commercial real estate	1,452	1,899	2,964	2,775	2,018
Commercial construction	176	-	-	-	-
Home equity	218	18	169	339	51
Consumer installment	10	-	-	-	-
Commercial	476	202	388	312	195
Total nonaccrual loans	3,572	3,326	4,608	5,899	6,326

Accruing loans delinquent 90 days or more:
Residential real estate	69	77	84	266	559
Total accruing loans delinquent 90 days or more	69	77	84	266	559
Foreclosed real estate:
Residential real estate	-	61	847	473	100
Residential construction & land	-	65	-	-	-
Commercial real estate	799	244	-	-	196
Total foreclosed real estate	799	370 847	847	473	296

Total nonperforming assets	$4,440	$3,773	$5,539	$6,638	$7,181

Troubled debt restructuring:
Nonperforming (included above)	$932	$1,645	$2,002	$3,093	$1,518
Performing (accruing and excluded above)	916	934	965	1,504	1,261

Nonperforming assets to total assets	0.45%	0.43%	0.75%	0.98%	1.13%
Nonperforming loans to net loans	0.58%	0.65%	1.06%	1.54%	1.92%

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2017	2016	2015
Interest income that would have been recorded if loans had been performing in accordance with original terms	$227	$247	$340
Interest income that was recorded on nonaccrual loans	148	142	250

Index
The table below details additional information on impaired loans as of the dates indicated:

	For the years ended June 30,
(In thousands)	2017	2016	2015
Balance of impaired loans, with a valuation allowance	$2,071	$1,947	$2,399
Allowances relating to impaired loans included in allowance for loan losses	436	330	451
Balance of impaired loans, without a valuation allowance	1,181	1,295	1,792
Average balance of impaired loans for the years ended	3,335	3,363	6,139
Interest income recorded on impaired loans during the years ended	137	122	251

Nonperforming assets amounted to $4.4 million at June 30, 2017 and $3.8 million at June 30, 2016, an increase of $667,000, or 17.7%, and total impaired loans amounted to $3.3 million at June 30, 2017 compared to $3.2 million at June 30, 2016, an increase of $10,000, or 0.3%.

Loans on nonaccrual status totaled $3.6 million at June 30, 2017 of which $1.6 million were in the process of foreclosure.  Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $179,000 of loans which were making payments pursuant to forbearance agreements.   Under the forbearance agreements, the customers have made arrangements with The Bank of Greene County to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, The Bank of Greene County has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.3 million at June 30, 2016 of which $1.5 million were in the process of foreclosure.  Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2016, but have a recent history of delinquency greater than 90 days past due.  This level and category of nonaccrual loans with recent delinquency history remained consistent at $1.9 million at the end of fiscal years 2017 and 2016.

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

Index
Analysis of allowance for loan losses activity

	At or for the Years Ended June 30,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance at the beginning of the period	$9,485	$8,142	$7,419	$7,040	$6,177
Charge-offs:
Residential real estate	90	-	390	420	421
Multi-family	-	-	-	24	-
Commercial real estate	39	162	133	309	233
Home equity	-	-	121	44	-
Consumer installment	270	245	236	215	246
Commercial loans	66	20	48	205	71
Total loans charged off	465	427	928	1,217	971

Recoveries:
Residential real estate	-	-	6	10	-
Multi-family	-	-	-	7	-
Commercial real estate	-	17	-	-	-
Consumer installment	88	78	61	75	88
Commercial loans	3	2	28	4	-
Total recoveries	91	97	95	96	88

Net charge-offs	374	330	833	1,121	883

Provisions charged to operations	1,911	1,673	1,556	1,500	1,746
Balance at the end of the period	$11,022	$9,485	$8,142	$7,419	$7,040

Net charge-offs to average loans outstanding	0.06%	0.07%	0.20%	0.29%	0.26%
Net charge-offs to nonperforming assets	8.42	8.75	15.04	16.89	12.30
Allowance for loan losses to nonperforming loans	302.72	278.72	173.53	120.34	102.25
Allowance for loan losses to total loans receivable	1.74	1.79	1.81	1.83	1.92
Net charge-offs to average assets	0.04	0.04	0.12	0.17	0.14

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	At June 30,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans
Residential real estate	$2,289	38.7%	$2,396	44.2%	$2,454	50.3%	$2,731	56.1%	$2,627	58.1%
Residential construction and land	89	1.1	75	1.1	50	0.8	42	0.7	37	0.7
Multi-family	43	1.4	22	0.7	40	0.9	59	1.0	139	1.5
Commercial real estate	5,589	40.7	4,541	36.3	3,699	31.6	2,936	28.1	2,476	25.0
Commercial construction	687	4.5	502	3.8	233	2.0	38	0.4	392	1.0
Home equity	234	3.3	309	3.9	314	4.7	361	5.1	275	5.6
Consumer installment	231	0.8	228	0.8	223	0.9	240	1.0	222	1.1
Commercial loans	1,680	9.5	1,412	9.2	1,129	8.8	811	7.6	809	7.0
Unallocated	180	-	-	-	-	-	201	-	63	-
Totals	$11,022	100.0%	$9,485	100.0%	$8,142	100.0%	$7,419	100.0%	$7,040	100.0%

Index
PREMISES AND EQUIPMENT

Premises and equipment amounted to $13.6 million at June 30, 2017 and $14.2 million at June 30, 2016.  Purchases totaled $76,000 during the year ended June 30, 2017.  Depreciation for the year ended June 30, 2017 totaled $637,000.  There were no disposals of premise and equipment during the fiscal year ended June 30, 2017.

OTHER ASSETS

Other assets, consisting primarily of accrued interest receivable, foreclosed real estate and prepaid expenses, totaled $8.6 million at June 30, 2017, compared to $5.9 million at June 30, 2016, an increase of $2.7 million.  This increase was due to a $423,000 increase in accrued interest receivable, a $429,000 increase in foreclosed real estate, a $1.6 million increase in accrued income taxes receivable, and a $413,000 increase in net deferred taxes receivable.  This increase was partially offset by a $158,000 decrease in prepaid expenses.  The increase in accrued income taxes receivable was the result of estimated tax payments of $5.5 million made during the year ended June 30, 2017.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as FRE, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis. Upon transfer to FRE, if the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.   FRE totaled $370,000 at June 30, 2016 and consisted of four properties, consisting of residential real estate, commercial real estate and land. Three new loans were added to FRE during the year ended June 30, 2017, five properties were sold, and one property was written down based on an updated appraisal value.  This activity resulted in recognizing net losses totaling $73,000 during the period. FRE totaled $799,000 at June 30, 2017, and consisted of two properties.

DEPOSITS

Total deposits increased to $859.5 million at June 30, 2017 from $738.9 million at June 30, 2016, an increase of $120.6 million, or 16.3%. Noninterest-bearing deposits increased $7.7 million, or 8.7%, NOW deposits increased $83.0 million, or 26.8%, money market deposits increased $6.9 million, or 6.1%, savings deposits increased $20.0 million, or 11.3% and certificates of deposit increased $3.1 million, or 6.1% when comparing June 30, 2017 and 2016. These increases were the result of a $66.9 million increase in municipal deposits at Greene County Commercial Bank, a $48.7 million increase in retail and business accounts, and a $5.0 million increase in brokered certificates of deposit. The increase in deposits was the result of growth in new account relationships from our newest branch location in Kingston, as well as merger activity of competitors within our market, and tax collections by our municipal customers. Included within certificates of deposits at June 30, 2017 and 2016 were $15.0 million and $10.0 million in brokered certificates of deposit, respectively.

	At June 30,
	2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Transaction and savings deposits:
Noninterest-bearing deposits	$95,929	11.2%	$88,254	11.9%	$73,678	11.8%
Certificates of deposit	53,742	6.3	50,666	6.9	43,121	6.9
Savings deposits	197,288	22.9	177,309	24.0	163,927	26.3
Money market deposits	119,806	13.9	112,905	15.3	103,405	16.7
NOW deposits	392,770	45.7	309,753	41.9	238,586	38.3
Total deposits	$859,535	100.0%	$738,887	100.0%	$622,717	100.0%

The amount of certificates of deposit by time remaining to maturity as of June 30, 2017 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Report.

BORROWINGS

Total borrowings from the Federal Home Loan Bank (“FHLB”) decreased $16.8 million to $29.6 million at June 30, 2017 compared to $46.4 million at June 30, 2016.  Borrowings from overnight advances decreased $19.2 million to $6.9 million at June 30, 2017 from $26.1 million at June 30, 2016. Long-term borrowings increased $2.4 million to $22.7 million at June 30, 2017 from $20.3 million at June 30, 2016. The Bank’s level of long-term borrowing has been maintained to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates. The Company’s borrowing agreements are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Report.

Index
The table below details additional information related to short-term and long-term borrowings for the years ended June 30,

(Dollars in thousands)	2017	2016
Short-term borrowings
Average outstanding balance	$16,906	$7,962
Interest expense	130	45
Weighted average interest rate during the year	0.77%	0.57%
Weighted average interest rate at end of year	1.28%	0.61%

Long-term borrowings
Average outstanding balance	$21,854	$19,873
Interest expense	335	295
Weighted average interest rate during the year	1.53%	1.48
Weighted average interest rate at end of year	1.60%	1.48

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities and totaled $9.7 million at June 30, 2017, compared to $9.2 million at June 30, 2016, an increase of $492,000.  This increase was due primarily to increased accrued expenses for various employee benefit plans, including short-term and long-term incentive plans, and supplemental executive retirement plan. For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note 10 Stock Based Compensation of this Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $83.5 million at June 30, 2017 from $74.3 million at June 30, 2016, as net income of $11.2 million and a $267,000 increase in accumulated other comprehensive loss for the year, were partially offset by dividends declared and paid of $1.9 million.  The remaining change in equity, representing a $220,000 increase, was the result of options exercised under the Company’s 2008 Stock Option Plan.

Selected Equity Data:	At June 30,
	2017	2016
Shareholders’ equity to total assets, at end of period	8.50%	8.55%

Book value per share	$9.82	$8.77
Closing market price of common stock	$27.20	$16.27

	For the years ended June 30,
	2017	2016
Average shareholders’ equity to average assets	8.60%	8.88%
Dividend payout ratio[1]	28.79%	34.91%
Actual dividends paid to net income[2]	17.16%	20.69%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.2% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  Dividends were paid to the MHC during the quarters ended June 30, 2017 and 2016.  The MHC waived its right to receive dividends in all other periods during fiscal 2017 and 2016.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Years Ended June 30, 2017 and 2016

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the years ended June 30, 2017 and 2016.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

		Fiscal Years Ended June 30,
		2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Interest-earning Assets:
Loans receivable[1]	$588,107	$25,884	4.40%	$484,999	$22,118	4.56%
Securities[2]	300,270	7,413	2.47	281,308	6,559	2.33
Interest-earning bank balances and federal funds	4,843	38	0.78	9,351	48	0.51
FHLB stock	2,439	124	5.08	1,881	77	4.09
Total interest-earning assets	895,659	33,459	3.74%	777,539	28,802	3.70%
Cash and due from banks	8,584			7,978
Allowance for loan losses	(10,253)			(8,643)
Other noninterest-earning assets	19,433			18,945
Total assets	$913,423			$795,819

Interest-Bearing Liabilities:
Savings and money market deposits	$304,482	$960	0.32%	$281,401	$878	0.31%
NOW deposits	350,502	1,332	0.38	285,420	1,054	0.37
Certificates of deposit	42,466	320	0.75	44,252	309	0.70
Borrowings	38,760	465	1.20	27,835	340	1.22
Total interest-bearing liabilities	736,210	3,077	0.42%	638,908	2,581	0.40%
Noninterest-bearing deposits	89,473			79,922
Other noninterest-bearing liabilities	9,222			6,320
Shareholders' equity	78,518			70,669
Total liabilities and equity	$913,423			$795,819

Net interest income		$30,382			$26,221
Net interest rate spread			3.32%			3.30%
Net earnings assets	$159,449			$138,631
Net interest margin			3.39%			3.37%
Average interest-earning assets to average interest-bearing liabilities	121.66%			121.70%

[1]	Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Taxable-equivalent net interest income and net interest margin
	For the year ended June 30,
(Dollars in thousands)	2017	2016
Net interest income (GAAP)	$30,382	$26,221
Tax-equivalent adjustment(1)	2,210	1,922
Net interest income (fully taxable-equivalent)	$32,592	$28,143

Average interest-earning assets	$895,659	$777,539
Net interest margin (fully taxable-equivalent)	3.64%	3.62%

1 Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 34% for federal income taxes and 3.32% and 3.63% for New York State income taxes for the twelve months ended June 30, 2017 and 2016, respectively.

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

	Years Ended June 30,
	2017 versus 2016			2016 versus 2015
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$4,565	$(799)	$3,766	$2,634	$(435)	$2,199
Securities[2]	452	402	854	736	130	866
Interest-earning bank balances and federal funds	(29)	19	(10)	16	14	30
FHLB stock	26	21	47	7	-	7
Total interest-earning assets	5,014	(357)	4,657	3,393	(291)	3,102

Interest-Bearing Liabilities:
Savings and money market deposits	59	23	82	48	-	48
NOW deposits	249	29	278	189	(25)	164
Certificates of deposit	(12)	23	11	(10)	9	(1)
Borrowings	131	(6)	125	36	32	68
Total interest-bearing liabilities	427	69	496	263	16	279
Net change in net interest income	$4,587	$(426)	$4,161	$3,130	$(307)	$2,823

[1]	Calculated net of deferred loan fees, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

As the above table shows, net interest income for the fiscal year ended June 30, 2017 has been affected most significantly by the increase in the volume of loans and securities which has been partially offset by a decrease in yields on loans. Net interest rate spread increased two basis points to 3.32% for the fiscal year ended June 30, 2017 as compared to 3.30% for the fiscal year ended June 30, 2016.  Net interest margin increased two basis points to 3.39% for the fiscal year ended June 30, 2017 as compared to 3.37% for the fiscal year ended June 30, 2016.

INTEREST INCOME

Interest income for the year ended June 30, 2017 amounted to $33.5 million as compared to $28.8 million for the year ended June 30, 2016, an increase of $4.7 million, or 16.3%.  The increase in average loan and securities balances and the increase in securities yields had the greatest impact on interest income when comparing the years ended June 30, 2017 and 2016, which were offset by a decrease in the yield on loans.   Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $895.7 million for the year ended June 30, 2017 as compared to $777.5 million for the year ended June 30, 2016, an increase of $118.2 million, or 15.2%.   The yield earned on such assets increased four basis points to 3.74% for the year ended June 30, 2017 as compared to 3.70% for the year ended June 30, 2016.

Interest income earned on loans amounted to $25.9 million for the year ended June 30, 2017 as compared to $22.1 million for the year ended June 30, 2016.  Average loans outstanding increased $103.1 million, or 21.3%, to $588.1 million for the year ended June 30, 2017 as compared to $485.0 million for the year ended June 30, 2016.  The yield on such loans decreased 16 basis points to 4.40% for the year ended June 30, 2017 as compared to 4.56% for the year ended June 30, 2016. At June 30, 2017, approximately 42.1% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.  However, many of these loans have interest rate floors, which are intended to lessen the impact of any future interest rate reductions within this portfolio.

Index
Interest income earned on securities (excluding FHLB stock) increased to $7.4 million for the year ended June 30, 2017 as compared to $6.6 million for the year ended June 30, 2016.  The average balance of securities increased $19.0 million to $300.3 million for the year ended June 30, 2017 as compared to $281.3 million for the year ended June 30, 2016.  The average yield on such securities increased 14 basis points to 2.47% for the year ended June 30, 2017 as compared to 2.33% for the year ended June 30, 2016.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.  Adjusting for this tax effect, the tax equivalent yield on securities was 3.16% for the year ended June 30, 2017 as compared to 2.97% for the year ended June 30, 2016.

Interest income earned on federal funds and interest-earning deposits amounted to $38,000 for the year ended June 30, 2017 as compared to $48,000 for the year ended June 30, 2016.  The average balance of federal funds and interest-earning deposits decreased $4.5 million during this same period.  Dividends on FHLB stock increased to $124,000 for the year ended June 30, 2017 as compared to $77,000 for the year ended June 30, 2016.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2017 amounted to $3.1 million as compared to $2.6 million for the year ended June 30, 2016, an increase of $496,000, or 19.2%.  This increase was the result of an increase in the average balance of interest-bearing liabilities, as well as higher rates paid on average deposits. Total average interest-bearing liabilities increased to $736.2 million for the year ended June 30, 2017 as compared to $638.9 million for the year ended June 30, 2016, an increase of $97.3 million, or 15.2%.  Much of this increase related to NOW accounts and borrowings.  With the recent increases in short-term rates by the Federal Reserve Board, the overall rate paid on interest-bearing liabilities increased two basis points to 0.42% for the year ended June 30, 2017 compared to 0.40% for the year ended June 30, 2016.

Interest expense paid on savings and money market accounts amounted to $960,000 for the year ended June 30, 2017 as compared to $878,000 for the year ended June 30, 2016, an increase of $82,000, or 9.3%. The rate paid on savings and money market accounts increased to 0.32% for the year ended June 30, 2017 compared to 0.31% for the years ended June 30, 2016.  The average balance of savings and money market accounts increased by $23.1 million to $304.5 million for the year ended June 30, 2017 as compared to $281.4 million for the year ended June 30, 2016.

Interest expense paid on NOW accounts amounted to $1.3 million and $1.1 million for the years ended June 30, 2017 and 2016, respectively.  The average balance of NOW accounts increased to $350.5 million for the year ended June 30, 2017 as compared to $285.4 million for the year ended June 30, 2016, an increase of $65.1 million.  The average rate paid on NOW accounts increased one basis point to 0.38% for the year ended June 30, 2017 as compared to 0.37% for the year ended June 30, 2016.

Interest expense paid on certificates of deposit amounted to $320,000 for the year ended June 30, 2017 as compared to $309,000 for the year ended June 30, 2016, a decrease of $11,000.  The average rate paid on certificates of deposit increased five basis points to 0.75% for the year ended June 30, 2017 as compared to 0.70% for the year ended June 30, 2016.  The average balance on certificates of deposit decreased to $42.5 million for the year ended June 30, 2017 as compared to $44.3 million for the year ended June 30, 2016.  The rate paid on certificates of deposit has increased as a result of an increase in balances within the five-year maturity category.  The Bank has promoted its five-year certificate of deposit product during the years ended June 30, 2017 and 2016 in order to lock in the rate on lower costing liabilities as part of its overall interest rate risk strategy.

Interest expense on borrowings amounted to $465,000 for the year ended June 30, 2017 as compared to $340,000 for the year ended June 30, 2016, as the rate paid on such borrowings decreased two basis points to 1.20% from 1.22% during the period.  The average balance of borrowings increased $11.0 million to $38.8 million for the year ended June 30, 2017 as compared to $27.8 million for the year ended June 30, 2016.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. The provision for loan losses amounted to $1.9 million and $1.7 million for the years ended June 30, 2017 and 2016, respectively.  The level of provision has increased as the result of the growth in commercial real estate and commercial loans, as well as an increase in nonperforming loans and loans adversely classified. Loans designated special mention or watch and loans adversely classified as substandard increased $838,000 to $7.5 million at June 30, 2017 compared to $6.6 million at June 30, 2016. Nonperforming loans amounted to $3.6 million and $3.4 million at June 30, 2017 and 2016, respectively. At June 30, 2017, nonperforming assets were 0.45% of total assets and nonperforming loans were 0.58% of net loans. Net charge-offs amounted to $374,000 and $330,000 for the years ended June 30, 2017 and 2016, respectively, an increase of $44,000.  The level of allowance for loan losses to total loans receivable decreased to 1.74% at June 30, 2017 compared to 1.79% at June 30, 2016.  We have not originated “no documentation” mortgage loans and our loan portfolio does not include any mortgage loans that we classify as sub-prime.

Index
NONINTEREST INCOME

(Dollars in thousands)	For the Years ended June 30,		Change from Prior Year
Noninterest income:	2017	2016	Amount	Percent
Service charges on deposit accounts	$3,164	$2,880	$284	9.86%
Debit card fees	2,041	1,824	217	11.90
Investment services	329	383	(54)	(14.10)
E-commerce fees	129	97	32	32.99
Other operating income	761	781	(20)	(2.56)
Total noninterest income	$6,424	$5,965	$459	7.69%

Noninterest income increased $459,000, or 7.7%, to $6.4 million for the year ended June 30, 2017 as compared to $6.0 million for the year ended June 30, 2016. This increase was primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards.

NONINTEREST EXPENSE

(Dollars in thousands)	For the Years ended June 30,		Change from Prior Year
Noninterest expense:	2017	2016	Amount	Percent
Salaries and employee benefits	$11,672	$10,490	$1,182	11.27%
Occupancy expense	1,549	1,432	117	8.17
Equipment and furniture expense	485	537	(52)	(9.68)
Service and data processing fees	1,973	1,912	61	3.19
Computer software, supplies and support	608	443	165	37.25
Advertising and promotion	387	373	14	3.75
FDIC insurance premiums	380	417	(37)	(8.87)
Legal and professional fees	875	1,023	(148)	(14.47)
Other	2,038	2,244	(206)	(9.18)
Total noninterest expense	$19,967	$18,871	$1,096	5.81%

Noninterest expense increased $1.1 million, or 5.8%, to $20.0 million for the year ended June 30, 2017 as compared to $18.9 million for the year ended June 30, 2016. Salaries and employee benefits expenses increased $1.2 million when comparing the years ended June 30, 2017 and 2016, respectively, primarily due to additional staffing within our lending department and customer service center. Occupancy expense increased $117,000 when comparing the years ended June 30, 2017 and 2016, respectively, and was the result of higher costs for snow removal and utilities.  Service and data processing fees also increased $61,000 and computer software, supplies and support increased $165,000 when comparing the years ended June 30, 2017 and 2016, respectively, as a result of an upgrade to a new online banking platform during the second quarter of fiscal 2016.  Partially offsetting these increases were decreases in legal and professional fees, lower FDIC insurance premiums resulting from a decrease in premium rates, and lower expenses related to foreclosed real estate included in other expenses.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 25.1% for the year ended June 30, 2017, compared to 23.0% for the year ended June 30, 2016. The effective tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary.  The effective tax rate has increased due to a higher proportion of taxable income compared to tax exempt income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity resources. Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans and securities, as well as lines of credit and term borrowing facilities available through the Federal Home Loan Bank as needed.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and borrowings are greatly influenced by general interest rates, economic conditions and competition.

Index
Greene County Bancorp, Inc.’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on Greene County Bancorp, Inc.’s operating, financing, lending and investing activities during any given period.  At June 30, 2017, cash and cash equivalents totaled $16.3 million, or 1.7% of total assets.

Greene County Bancorp, Inc.’s primary investing activities are the origination of residential and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $104.5 million and $81.7 million and purchases of securities totaled $115.3 million and $123.4 million for the years ended June 30, 2017 and 2016, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2017 and 2016, as Greene County Bancorp, Inc. originated loans for retention in its portfolio.

Greene County Bancorp, Inc. experienced a net increase in total deposits of $120.6 million and $116.2 million for the years ended June 30, 2017 and 2016, respectively.  The level of interest rates and products offered by local competitors are some factors affecting deposit flows.  The Company continues to benefit from consolidation of other depository institutions within its market area and has successfully launched several marketing campaigns aimed at different segments of the market.

Greene County Bancorp, Inc. monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in overnight federal funds.  In the event Greene County Bancorp, Inc. requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During the year ended June 30, 2017, The Bank of Greene County’s maximum borrowing from FHLB reached $72.0 million and the minimum amounted to $20.3 million.  The $29.6 million borrowing at June 30, 2017 consisted of $6.9 million in overnight borrowings and $22.7 million in term borrowings with maturities ranging between 2017 through 2022.  The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.

Off-balance sheet arrangements. In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments to fund new loans and unused portions of lines of credit and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of June 30, 2017, are not necessarily indicative of future cash requirements. The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2017 and 2016:

(In thousands)	2017	2016
Unfunded loan commitments	$41,082	$41,383
Unused lines of credit	51,440	30,636
Total commitments	$92,522	$72,019

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit scheduled to mature in one year or less from June 30, 2017 totaled $34.7 million.  Based upon Greene County Bancorp, Inc.’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with Greene County Bancorp, Inc.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential and commercial real estate mortgage loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2017, there were no municipal letters of credit outstanding.

Capital resources. At June 30, 2017 and 2016, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 17. Regulatory Matters of this Report.  Shareholders’ equity represented 8.5% and 8.6% of total consolidated assets at June 30, 2017 and 2016, respectively.

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

UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth a summary of selected financial data at and for the years ended June 30, 2017 and 2016 and quarter ends within those years.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

The year ended June 30, 2017
Loans receivable, net	$548,889	$591,327	$606,651	$624,187
Deposits	772,595	775,065	845,189	859,535

Interest income	7,814	8,484	8,411	8,750
Interest expense	727	753	784	813
Net interest income	7,087	7,731	7,627	7,937
Provision for loan losses	543	586	343	439
Noninterest income	1,549	1,612	1,582	1,681
Noninterest expense	4,754	4,788	5,023	5,402
Income before provision for income taxes	3,339	3,969	3,843	3,777
Net income	2,507	2,926	2,897	2,857
Basic earnings per share[1]	0.30	0.34	0.34	0.34
Diluted earnings per share[1]	0.30	0.34	0.34	0.34

The year ended June 30, 2016
Loans receivable, net	$460,458	$478,204	$493,131	$522,764
Deposits	664,308	669,189	750,309	738,887

Interest income	6,863	7,136	7,263	7,540
Interest expense	614	626	652	689
Net interest income	6,249	6,510	6,611	6,851
Provision for loan losses	374	343	421	535
Noninterest income	1,484	1,531	1,418	1,532
Noninterest expense	4,558	4,680	4,804	4,829
Income before provision for income taxes	2,801	3,018	2,804	3,019
Net income	2,150	2,320	2,161	2,332
Basic earnings per share[1]	0.25	0.27	0.26	0.28
Diluted earnings per share[1]	0.25	0.27	0.25	0.28

1Amounts in period during the six months ended December 31, 2015 have been restated for comparability to reflect the 2-for-1 stock split effective March 15, 2016.

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

Greene County Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Michelle Plummer
Donald E. Gibson	Michelle Plummer, CPA
President and Chief Executive Officer	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Greene County Bancorp, Inc.
Catskill, New York

We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancorp, Inc. and Subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
September 28, 2017

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2017 and 2016
(In thousands, except share and per share amounts)

ASSETS	2017	2016
Total cash and cash equivalents	$16,277	$15,895

Long term certificates of deposit	2,145	2,210
Securities available-for-sale, at fair value	91,483	100,123
Securities held-to-maturity, at amortized cost (fair value $228,452 at June 30, 2017; $214,058 at June 30, 2016)	223,830	204,935
Federal Home Loan Bank stock, at cost	2,131	2,752

Loans	634,331	531,290
Allowance for loan losses	(11,022)	(9,485)
Unearned origination fees and costs, net	878	959
Net loans receivable	624,187	522,764

Premises and equipment, net	13,615	14,176
Accrued interest receivable	4,033	3,610
Foreclosed real estate	799	370
Prepaid expenses and other assets	3,791	1,946
Total assets	$982,291	$868,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$95,929	$88,254
Interest-bearing deposits	763,606	650,633
Total deposits	859,535	738,887

Borrowings from Federal Home Loan Bank, short-term	6,900	26,100
Borrowings from Federal Home Loan Bank, long-term	22,650	20,300
Accrued expenses and other liabilities	9,685	9,193
Total liabilities	898,770	794,480

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares at June 30, 2017 and 2016; Outstanding – 8,502,614 shares at June 30, 2017, and 8,475,614 shares at June 30, 2016	861	861
Additional paid-in capital	10,990	10,872
Retained earnings	73,072	63,805
Accumulated other comprehensive loss	(992)	(725)
Treasury stock, at cost 108,726 shares at June 30, 2017, and 135,726 shares at June 30, 2016	(410)	(512)
Total shareholders’ equity	83,521	74,301
Total liabilities and shareholders’ equity	$982,291	$868,781

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2017 and 2016
(In thousands, except share and per share amounts)

	2017	2016
Interest income:
Loans	$25,884	$22,118
Investment securities - taxable	605	566
Mortgage-backed securities	3,420	3,080
Investment securities - tax exempt	3,512	2,990
Interest-bearing deposits and federal funds sold	38	48
Total interest income	33,459	28,802

Interest expense:
Interest on deposits	2,612	2,241
Interest on borrowings	465	340
Total interest expense	3,077	2,581

Net interest income	30,382	26,221
Provision for loan losses	1,911	1,673
Net interest income after provision for loan losses	28,471	24,548

Noninterest income:
Service charges on deposit accounts	3,164	2,880
Debit card fees	2,041	1,824
Investment services	329	383
E-commerce fees	129	97
Other operating income	761	781
Total noninterest income	6,424	5,965

Noninterest expense:
Salaries and employee benefits	11,672	10,490
Occupancy expense	1,549	1,432
Equipment and furniture expense	485	537
Service and data processing fees	1,973	1,912
Computer software, supplies and support	608	443
Advertising and promotion	387	373
FDIC insurance premiums	380	417
Legal and professional fees	875	1,023
Other	2,038	2,244
Total noninterest expense	19,967	18,871

Income before provision for income taxes	14,928	11,642
Provision for income taxes	3,741	2,679
Net income	$11,187	$8,963

Basic earnings per share	$1.32	$1.06
Basic average shares outstanding	8,495,022	8,459,327
Diluted earnings per share	$1.31	$1.06
Diluted average shares outstanding	8,513,129	8,476,292
Dividends per share	$0.38	$0.37

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2017 and 2016
(In thousands)

	2017	2016
Net income	$11,187	$8,963
Other comprehensive income:
Unrealized holding (losses) gains on available-for-sale securities, net of income tax (benefit) expense of ($392) and $328, respectively	(612)	520

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $1 and $6, respectively	2	9

Pension actuarial gain (loss), net of income tax expense (benefit) of $158 and ($340)	221	(539)

Amortization of pension actuarial losses recognized in salaries and benefits, net of income taxes of $75 and $52, respectively	122	83

Total other comprehensive (loss) income net of taxes	(267)	73

Comprehensive income	$10,920	$9,036

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2017 and 2016
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2015	$431	$11,220	$56,696	$(798)	$(629)	$66,920
Options exercised		76			117	193
Tax benefit of stock based compensation		6				6
2-for-1 stock split	430	(430)				-
Dividends declared			(1,854)			(1,854)
Net income			8,963			8,963
Other comprehensive income, net of taxes				73		73
Balance at June 30, 2016	861	10,872	63,805	(725)	(512)	74,301
Options exercised		67			102	169
Tax benefit of stock based compensation		51				51
Dividends declared			(1,920)			(1,920)
Net income			11,187			11,187
Other comprehensive income, net of taxes				(267)		(267)
Balance at June 30, 2017	$861	$10,990	$73,072	$(992)	$(410)	$83,521

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2017 and 2016
(In thousands)

	2017	2016
Cash flows from operating activities:
Net Income	$11,187	$8,963
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	637	629
Deferred income tax benefit	(259)	(714)
Net amortization of premiums and discounts	825	716
Net amortization of deferred loan costs and fees	457	393
Provision for loan losses	1,911	1,673
Loss on sale of foreclosed real estate	73	177
Excess tax benefit from stock based compensation	(51)	(6)
Net (decrease) increase in accrued income taxes	(1,559)	597
Net increase in accrued interest receivable	(422)	(584)
Net decrease in prepaid expenses and other assets	158	202
Net increase in other liabilities	1,091	1,535
Net cash provided by operating activities	14,048	13,581

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	69,041	47,939
Purchases of securities	(68,194)	(65,364)
Principal payments on securities	6,724	3,996
Securities held-to-maturity:
Proceeds from maturities	17,308	13,376
Purchases of securities	(47,105)	(58,003)
Principal payments on securities	10,145	8,179
Net redemption (purchase) of Federal Home Loan Bank Stock	621	(258)
Purchase of long term certificate of deposit	(425)	(1,225)
Maturity of long term certificate of deposit	490	245
Net increase in loans receivable	(104,505)	(81,718)
Proceeds from sale of foreclosed real estate	212	684
Purchases of premises and equipment	(76)	(290)
Net cash used in investing activities	(115,764)	(132,439)

Cash flows from financing activities:
Net (decrease) increase in short-term FHLB advances	(19,200)	3,200
Proceeds from long-term FHLB advances	4,850	1,500
Repayment of long-term FHLB advances	(2,500)	-
Payment of cash dividends	(1,920)	(1,854)
Proceeds from issuance of stock options	169	193
Excess tax benefit from stock based compensation	51	6
Net increase in deposits	120,648	116,170
Net cash provided by financing activities	102,098	119,215

Net increase in cash and cash equivalents	382	357
Cash and cash equivalents at beginning of year	15,895	15,538
Cash and cash equivalents at end of year	$16,277	$15,895

Non-cash investing activities:
Foreclosed loans transferred to other real estate	$714	$384
Cash paid during period for:
Interest	$3,059	$2,571
Income taxes	$5,559	$2,795

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

Index
A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. During the years ended June 30, 2017 and 2016, The Bank of Greene County opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions, investments (with original maturity of three months or less), and overnight federal funds sold.  The amounts of interest-bearing deposits included as cash equivalents at June 30, 2017 and 2016 were $6.1 million and $6.0 million, respectively.

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

Index
Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock.  From time to time, Greene County Bancorp, Inc. may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to Greene County Bancorp, Inc.’s earnings per share, book value per share and general market and economic factors.  The Company has a stock repurchase program which allows for the repurchase of up to 184,692 shares. As of June 30, 2017, 124,956 shares had been repurchased under this plan.   The Company currently does not intend to repurchase any additional shares under this stock repurchase program. Common stock may also be acquired in order to have shares available for issuance under the Stock Option Plans.  For more information regarding these plans see Note 10, Stock-Based Compensation of this Report.  No repurchases of stock were made during the year ended June 30, 2017 or 2016.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the years ended June 30, 2017 or 2016.

Advertising

Greene County Bancorp, Inc. follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $387,000 and $373,000 for the years ended June 30, 2017 and 2016, respectively.

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

Index
Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU) (ASU 2014-09) to amend its guidance on “Revenue from Contracts with Customers (Topic 606).  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. In August, 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10), May 2016 (ASU 2016-12), December 2016 (ASU 2016-20) and February 2017 (ASU 2017-05), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09.  The amendments in ASU 2014-09 are effective for public business entities for annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

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

In February 2016, the FASB issued an Update (ASU 2016-02) to its guidance on “Leases (Topic 842)”.  The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU will result in a gross up of the Consolidated Statements of Financial Condition for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee.  The Company is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations. Branch building leases have been reviewed and are considered immaterial to the financial statements; there are no equipment leases to consider.

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

Index
In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach).  The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this Update.  At this time, we have not calculated the estimated impact that this Update will have on our Allowance for Loan Losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance.  Alternative methodologies and software vendors are currently being considered.  Data requirements and integrity are being reviewed and enhancements incorporated into standard processes.  The Company is in the early stages of evaluation and implementation of the guidance.

In August 2016, the FASB issued an Update (ASU 2016-15) which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The amendment covers the following cash flows: Cash payments for debt prepayment or extinguishment costs will be classified in financing activities.  Upon settlement of zero-coupon bonds and bonds with insignificant cash coupons, the portion of the payment attributable to imputed interest will be classified as an operating activity, while the portion of the payment attributable to principal will be classified as a financing activity.  Cash paid by an acquirer that isn’t soon after a business combination for the settlement of a contingent consideration liability will be separated between financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date will be classified in financing activities; any excess will be classified in operating activities. Cash paid soon after the business combination will be classified in investing activities.  Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (that is, the nature of the loss). Cash proceeds from lump-sum settlements will be classified based on the nature of each loss included in the settlement. Cash proceeds received from the settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies will be classified as cash inflows from investing activities. Cash payments for premiums on COLI and BOLI may be classified as cash outflows for investing, operating, or a combination of both. A transferor’s beneficial interest obtained in a securitization of financial assets will be disclosed as a noncash activity, and cash received from beneficial interests will be classified in investing activities. Distributions received from equity method investees will be classified using either a cumulative earnings approach or a look- through approach as an accounting policy election.  The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance.  The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is currently evaluating the potential impact of adoption of this ASU on our consolidated results of operations or financial position.

In November 2016, the FASB issued an Update (ASU 2016-18) to its guidance on “Statement of Cash Flows (Topic 230) Restricted Cash addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows.  The ASU requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows.  As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows.  ASU 2016-18 is effective for the fiscal years beginning after December 31, 2017, and interim periods within those fiscal years.  Early adoption is permitted provided all amendments are adopted in the same period.  Management is evaluating the effect that this guidance will have on consolidated financial statements and disclosures.

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

In May 2017, the FASB issued an Update (ASU 2017-09) to its guidance on “Compensation - Stock Compensation (Topic 718) such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met:  (1) The fair value of the modified award is the same as the fair value of the original award immediately before the modification. The standard indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted, including adoption in an interim period.  The Company is currently evaluating the potential impact of adoption of this ASU on our consolidated results of operations or financial position.

Note 2.  Balances at other banks

The Bank of Greene County is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The amount of this reserve requirement, included in cash and due from banks, was $2.1 million and $1.7 million at June 30, 2017 and 2016, respectively.

Note 3.  Securities

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2017, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

Index
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

Securities at June 30, 2017 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,566	$151	$-	$4,717
State and political subdivisions	57,885	227	-	58,112
Mortgage-backed securities-residential	4,868	72	27	4,913
Mortgage-backed securities-multi-family	20,344	483	62	20,765
Asset-backed securities	1	-	-	1
Corporate debt securities	2,765	29	3	2,791
Total debt securities	90,429	962	92	91,299
Equity securities	62	122	-	184
Total securities available-for-sale	90,491	1,084	92	91,483
Securities held-to-maturity:
U.S. government sponsored enterprises	6,000	-	53	5,947
State and political subdivisions	115,805	3,434	95	119,144
Mortgage-backed securities-residential	10,798	274	2	11,070
Mortgage-backed securities-multi-family	88,702	1,259	199	89,762
Corporate debt securities	1,000	-	5	995
Other securities	1,525	21	12	1,534
Total securities held-to-maturity	223,830	4,988	366	228,452
Total securities	$314,321	$6,072	$458	$319,935

Securities at June 30, 2016 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,587	$304	$-	$4,891
State and political subdivisions	60,491	8	-	60,499
Mortgage-backed securities-residential	6,360	185	5	6,540
Mortgage-backed securities-multi-family	22,594	1,285	-	23,879
Asset-backed securities	5	-	-	5
Corporate debt securities	4,028	129	-	4,157
Total debt securities	98,065	1,911	5	99,971
Equity securities	62	90	-	152
Total securities available-for-sale	98,127	2,001	5	100,123
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	32	-	2,032
State and political subdivisions	99,040	5,003	3	104,040
Mortgage-backed securities-residential	13,543	606	-	14,149
Mortgage-backed securities-multi-family	87,204	3,471	4	90,671
Corporate debt securities	1,000	-	-	1,000
Other securities	2,148	18	-	2,166
Total securities held-to-maturity	204,935	9,130	7	214,058
Total securities	$303,062	$11,131	$12	$314,181

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$1,164	$27	1	$-	$-	-	$1,164	$27	1
Mortgage-backed securities-multi-family	6,488	62	4	-	-	-	6,488	62	4
Corporate debt securities	760	3	2	-	-	-	760	3	2
Total securities available for sale	8,412	92	7	-	-	-	8,412	92	7
Securities held to maturity:
U.S. government sponsored enterprises	5,947	53	2	-	-	-	5,947	53	2
State and political subdivisions	8,976	76	64	514	19	6	9,490	95	70
Mortgage-backed securities-residential	1,864	2	1	-	-	-	1,864	2	1
Mortgage-backed securities-multi-family	23,823	199	15	-	-	-	23,823	199	15
Corporate debt securities	995	5	1	-	-	-	995	5	1
Other securities	467	11	1	74	1	1	541	12	2
Total securities held to maturity	42,072	346	84	588	20	7	42,660	366	91
Total securities	$50,484	$438	91	$588	$20	7	$51,072	$458	98

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

Management evaluated these securities considering the factors as outlined in Note 1 of these consolidated financial statements, and based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2017 or 2016. During the years ended June 30, 2017 and 2016, there were no sales of securities and no gains or losses were recognized.  There were no other-than-temporary impairment losses recognized during the years ended June 30, 2017 and 2016.

Index
The estimated fair values of debt securities at June 30, 2017, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$60,387	$60,641
After one year through five years	4,829	4,979
After five years through ten years	-	-
After ten years	-	-
Total available-for-sale debt securities	65,216	65,620
Mortgage-backed and asset-backed securities	25,213	25,679
Equity securities	62	184
Total available-for-sale securities	90,491	91,483

Held-to-maturity debt securities
Within one year	17,403	17,642
After one year through five years	56,441	57,713
After five years through ten years	38,309	39,415
After ten years	12,177	12,850
Total held-to-maturity debt securities	124,330	127,620
Mortgage-backed	99,500	100,832
Total held-to-maturity securities	223,830	228,452
Total securities	$314,321	$319,935

As of June 30, 2017 and 2016, respectively, securities with an aggregate fair value of $305.7 million and $291.6 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of June 30, 2017 and 2016, securities with an aggregate fair value of $2.8 million and $4.2 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the years ended June 30, 2017 or 2016.

Note 4.  Loans

Loan segments and classes at June 30, 2017 and 2016 are summarized as follows:

	At June 30,
(In thousands)	2017	2016
Residential real estate:
Residential real estate	$245,331	$234,992
Residential construction and land	7,160	5,575
Multi-family	9,199	3,918
Commercial real estate:
Commercial real estate	257,964	192,678
Commercial construction	28,430	20,159
Consumer loan:
Home equity	21,076	20,893
Consumer installment	4,790	4,350
Commercial loans	60,381	48,725
Total gross loans	634,331	531,290
Allowance for loan losses	(11,022)	(9,485)
Deferred fees and costs	878	959
Loans receivable, net	$624,187	$522,764

At June 30, 2017 and 2016, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

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

The Bank primarily has four segments within its loan portfolio that it considers when measuring credit quality: residential real estate loans, commercial real estate loans, consumer loans and commercial loans.  The residential real estate portfolio consists of residential, construction, and multi-family loan classes. Commercial real estate loans consist of commercial real estate and commercial construction loan classes. Consumer loans consist of home equity loan and consumer installment loan classes. The inherent risk within the loan portfolio varies depending upon each of these loan types.

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

Loan balances by internal credit quality indicator as of June 30, 2017 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$242,592	$813	$91	$1,835	$245,331
Residential construction and land	7,160	-	-	-	7,160
Multi-family	9,110	-	-	89	9,199
Commercial real estate	255,090	419	404	2,051	257,964
Commercial construction	28,254	-	-	176	28,430
Home equity	20,858	-	-	218	21,076
Consumer installment	4,770	10	-	10	4,790
Commercial loans	59,030	-	60	1,291	60,381
Total gross loans	$626,864	$1,242	$555	$5,670	$634,331

Loan balances by internal credit quality indicator as of June 30, 2016 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$232,321	$757	$94	$1,820	$234,992
Residential construction and land	5,575	-	-	-	5,575
Multi-family	3,820	-	-	98	3,918
Commercial real estate	190,293	52	531	1,802	192,678
Commercial construction	20,159	-	-	-	20,159
Home equity	20,555	321	12	5	20,893
Consumer installment	4,340	10	-	-	4,350
Commercial loans	47,598	26	8	1,093	48,725
Total gross loans	$524,661	$1,166	$645	$4,818	$531,290

The Company had no loans classified Doubtful or Loss at June 30, 2017 or 2016.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at June 30, 2017 and 2016.  Loans on nonaccrual status totaled $3.6 million at June 30, 2017 of which $1.6 million were in the process of foreclosure. At June 30, 2017, there were twelve residential loans in the process of foreclosure totaling $967,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $179,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.3 million at June 30, 2016 of which $1.5 million were in the process of foreclosure. At June 30, 2016, there were nine residential loans in the process of foreclosure totaling $867,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2016, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2017:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,088	$515	$935	$3,538	$241,793	$245,331	$1,240
Residential construction and land	-	-	-	-	7,160	7,160	-
Multi-family	-	-	-	-	9,199	9,199	-
Commercial real estate	74	1,070	540	1,684	256,280	257,964	1,452
Commercial construction	-	176	-	176	28,254	28,430	176
Home equity	220	186	33	439	20,637	21,076	218
Consumer installment	22	10	10	42	4,748	4,790	10
Commercial loans	18	186	202	406	59,975	60,381	476
Total gross loans	$2,422	$2,143	$1,720	$6,285	$628,046	$634,331	$3,572

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2016:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,533	$637	$938	$3,108	$231,884	$234,992	$1,207
Residential construction and land	-	-	-	-	5,575	5,575	-
Multi-family	47	-	-	47	3,871	3,918	-
Commercial real estate	324	793	590	1,707	190,971	192,678	1,899
Commercial construction	-	-	-	-	20,159	20,159	-
Home equity	17	321	17	355	20,538	20,893	18
Consumer installment	34	10	-	44	4,306	4,350	-
Commercial loans	392	112	-	504	48,221	48,725	202
Total gross loans	$2,347	$1,873	$1,545	$5,765	$525,525	$531,290	$3,326

The Bank of Greene County had accruing loans delinquent 90 days or more totaling $69,000 and $77,000 as of June 30, 2017 and 2016, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2017	2016
Interest income that would have been recorded if loans had been performing in accordance with original terms	$227	$247
Interest income that was recorded on nonaccrual loans	148	142

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2017			For the year ended June 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$-	$-	$-	$176	$-
Commercial real estate	809	809	-	704	33
Home equity	186	186	-	64	9
Commercial loans	186	186	-	111	8
Total impaired loans with no allowance	1,181	1,181	-	1,055	50

With an allowance recorded:
Residential real estate	1,455	1,455	278	1,302	51
Commercial real estate	440	440	135	922	34
Commercial construction	176	176	23	15	-
Commercial loans	-	-	-	41	2
Total impaired loans with allowance	2,071	2,071	436	2,280	87

Total impaired loans:
Residential real estate	1,455	1,455	278	1,478	51
Commercial real estate	1,249	1,249	135	1,626	67
Commercial construction	176	176	23	15	-
Home equity	186	186	-	64	9
Commercial loans	186	186	-	152	10
Total impaired loans	$3,252	$3,252	$436	$3,335	$137

	As of June 30, 2016			For the year ended June 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$266	$266	$-	$243	$5
Commercial real estate	1,024	1,231	-	1,085	29
Home equity	5	5	-	48	1
Total impaired loans with no allowance	1,295	1,502	-	1,376	35

With an allowance recorded:
Residential real estate	1,457	1,457	267	1,411	57
Commercial real estate	405	405	61	487	25
Commercial loans	85	85	2	89	5
Total impaired loans with allowance	1,947	1,947	330	1,987	87

Total impaired loans:
Residential real estate	1,723	1,723	267	1,654	62
Commercial real estate	1,429	1,636	61	1,572	54
Home equity	5	5	-	48	1
Commercial loans	85	85	2	89	5
Total impaired loans	$3,242	$3,449	$330	$3,363	$122

Index
There were no loans that have been modified as a troubled debt restructuring during the years ended June 30, 2017 or 2016.  There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2016 or 2015 which have subsequently defaulted during the years ended June 30, 2017 or 2016, respectively.

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

	Activity for the year ended June 30, 2017
(In thousands)	Balance June 30, 2016	Charge-offs	Recoveries	Provision	Balance June 30, 2017
Residential real estate	$2,396	$90	$-	$(17)	$2,289
Residential construction and land	75	-	-	14	89
Multi-family	22	-	-	21	43
Commercial real estate	4,541	39	-	1,087	5,589
Commercial construction	502	-	-	185	687
Home equity	309	-	-	(75)	234
Consumer installment	228	270	88	185	231
Commercial loans	1,412	66	3	331	1,680
Unallocated	-	-	-	180	180
Total	$9,485	$465	$91	$1,911	$11,022

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2017 Impairment Analysis		Ending Balance June 30, 2017 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$278	$2,011	$1,455	$243,876
Residential construction and land	-	89	-	7,160
Multi-family	-	43	-	9,199
Commercial real estate	135	5,454	1,249	256,715
Commercial construction	23	664	176	28,254
Home equity	-	234	186	20,890
Consumer installment	-	231	-	4,790
Commercial loans	-	1,680	186	60,195
Unallocated	-	180	-	-
Total	$436	$10,586	$3,252	$631,079

	Activity for the year ended June 30, 2016
(In thousands)	Balance June 30, 2015	Charge-offs	Recoveries	Provision	Balance June 30, 2016
Residential real estate	$2,454	$-	$-	$(58)	$2,396
Residential construction and land	50	-	-	25	75
Multi-family	40	-	-	(18)	22
Commercial real estate	3,699	162	17	987	4,541
Commercial construction	233	-	-	269	502
Home equity	314	-	-	(5)	309
Consumer installment	223	245	78	172	228
Commercial loans	1,129	20	2	301	1,412
Total	$8,142	$427	$97	$1,673	$9,485

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2016 Impairment Analysis		Ending Balance June 30, 2016 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$267	$2,129	$1,723	$233,269
Residential construction and land	-	75	-	5,575
Multi-family	-	22	-	3,918
Commercial real estate	61	4,480	1,429	191,249
Commercial construction	-	502	-	20,159
Home equity	-	309	5	20,888
Consumer installment	-	228	-	4,350
Commercial loans	2	1,410	85	48,640
Total	$330	$9,155	$3,242	$528,048

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of June 30, 2017 and 2016:

(in thousands)	2017	2016
Residential real estate	$-	$61
Land	-	65
Commercial real estate	799	244
Total foreclosed real estate	$799	$370

Index
Note 5.  Premises and Equipment

A summary of premises and equipment at June 30, 2017 and 2016, is as follows:

(In thousands)	2017	2016
Land	$2,883	$2,883
Building and improvements	15,822	15,792
Furniture and equipment	4,280	4,233
Less: accumulated depreciation	(9,370)	(8,732)
Total premises and equipment	$13,615	$14,176

Note 6.  Deposits

Major classifications of deposits at June 30, 2017 and 2016 are summarized as follows:

(In thousands)	2017	2016
Noninterest-bearing deposits	$95,929	$88,254
Certificates of deposit	53,742	50,666
Savings deposits	197,288	177,309
Money market deposits	119,806	112,905
NOW deposits	392,770	309,753
Total deposits	$859,535	$738,887

Advance payments by borrowers for taxes and insurance totaling $7,172,000 and $6,590,000 at June 30, 2017 and 2016, respectively, are included in savings deposits.

Related party deposits are not material.

The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2017.

(In thousands)	3 months or less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total

Certificates of deposit less than $100,000	$20,468	$4,618	$4,326	$11,499	$40,911
Certificates of deposit $100,000 or more	2,784	1,368	1,181	7,498	12,831
Total certificates of deposit	$23,252	$5,986	$5,507	$18,997	$53,742

The aggregate amount of certificates of deposit in denominations of $250,000 or more (the amount which exceeds the FDIC insurance limit) was $2,121,000 and $2,824,000 at June 30, 2017 and 2016, respectively.  Certificates of deposit less than $100,000 due within 3 months or less, includes $15.0 million in brokered deposits.

Scheduled maturities of certificates of deposit at June 30, 2017 were as follows:

(In thousands)
The year ended June 30,
2018	$34,745
2019	7,940
2020	7,436
2021	2,349
2022	1,272
$53,742

Index
Note 7. Borrowings

At June 30, 2017, The Bank of Greene County had pledged approximately $256.1 million of its residential and commercial mortgage portfolios as collateral for borrowing and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $206.4 million at June 30, 2017, of which $29.6 million in borrowings were outstanding at June 30, 2017. There were $6.9 million of short term or overnight borrowings outstanding at June 30, 2017 which carried an interest rate of 1.28%. Interest rates on short term borrowings are determined at the time of borrowing. Long-term fixed rate, fixed term advances totaled $22.7 million with a weighted average rate of 1.60% and a weighted average maturity of 28 months. The Bank has recently increased its level of long-term borrowing to strengthen its overall interest rate risk position, to help mitigate the potential negative impact of rising interest rates. The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts. At June 30, 2017 and 2016, there were no outstanding letters of credit.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2017, approximately $2.8 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at June 30, 2017 or 2016.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $5.0 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At June 30, 2017 and 2016, there were no balances outstanding on any of these lines of credit.

Scheduled maturities of long-term borrowings at June 30, 2017 were as follows:

(In thousands)
Within the year ended June 30,
2018	$4,500
2019	5,500
2020	6,000
2021	1,800
2022	4,850
$22,650

Note 8.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of June 30, 2017 and 2016, respectively, are presented in the following table:

(In thousands)	2017	2016
Unrealized gains on available-for-sale securities, net of tax	$612	$1,224
Unrealized loss on securities transferred to held-to-maturity, net of tax	-	(2)
Net losses and past service liability for defined benefit plan, net of tax	(1,604)	(1,947)
Accumulated other comprehensive loss	$(992)	$(725)

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

Index
Information regarding the single-employer defined benefit pension plan at June 30, 2017 and 2016 is as follows:

(In thousands)
Change in projected benefit obligation:	2017	2016
Benefit obligation at beginning of year	$6,171	$5,457
Interest cost	215	232
Actuarial (gain) loss	(298)	695
Benefits paid	(221)	(213)
Benefit obligation at June 30	5,867	6,171

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	4,391	4,481
Actual return on plan assets	312	123
Employer contributions	576	-
Benefits paid	(221)	(213)
Fair value of plan assets at June 30	5,058	4,391
Underfunded status at June 30 included in other liabilities	$809	$1,780

The Company does not anticipate that it will make any contributions during the year ended June 30, 2018.

The components of net periodic pension costs related to the defined benefit pension plan for the years ended June 30, 2017 and 2016 were as follows:

(In thousands)	2017	2016
Interest cost	$215	$232
Expected return on plan assets	(231)	(307)
Amortization of net loss	197	135
Net periodic pension cost	$181	$60

The accumulated benefit obligation for the pension plan was $5.9 million and $6.2 million at June 30, 2017 and 2016, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive loss during the years ended June 30, 2017 and 2016 consisted of the following:

(In thousands)	2017	2016
Actuarial gain (loss) on plan assets and benefit obligations	$576	$(744)
Deferred tax (expense) benefit	(233)	288
Net change in plan assets and benefit obligations recognized in other comprehensive income	$343	$(456)

Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2017 and 2016 are as follows:

(In thousands)
Other liabilities:	2017	2016
Projected benefit obligation in excess of fair value of pension plan	$809	$1,780
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(1,604)	$(1,947)

The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2017	2016
Discount rate	3.81%	3.55%
Net periodic pension expense:
Amortization period, in years	12	13
Discount rate	3.55%	4.32%
Expected long-term rate of return on plan assets	5.00%	7.00%

Index
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

The weighted average asset allocation and fair value of our funded pension plan at June 30, 2017 and 2016 was as follows:

(Dollars in thousands)	2017		2016
	Fair Value		Fair Value
Money market accounts	$-	-%	$16	0.4%
Mutual funds	5,058	100.0	4,375	99.6
Total plan assets	$5,058	100.0%	$4,391	100.0%

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

The amortization of accumulated other comprehensive income associated with the single employer defined benefit pension plan for the year ended June 30, 2018 is expected to be $168,000.

Expected benefit payments under the pension plan over the next ten years at June 30, 2017 are as follows:

(In thousands)
2018	$225
2019	223
2020	223
2021	222
2022	227
2023-2027	1,209

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 50% of their total compensation on a pre-tax basis.    The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  Company contributions associated with the contribution plan amounted to $255,000 and $246,000 in the years ended June 30, 2017 and 2016, respectively.

Employee Stock Ownership Plan (“ESOP”)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participant’s benefits become fully vested after three years of service.  During the years ended June 30, 2017 and 2016, the Board of Directors authorized the payment of $110,000 and $100,000 respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2017 and 2016, respectively.  ESOP expense was $113,000 and $84,000 for the years ended June 30, 2017 and 2016, respectively.  There were no unearned shares at June 30, 2017 or 2016.

Supplemental Executive Retirement Plan

On June 21, 2010, the Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan benefits certain key senior executives of the Bank who are selected by the Board to participate.

Index
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

The net periodic pension costs related to the SERP for the years ended June 30, 2017 and 2016 were $509,000, and $398,000, respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $2.9 million and $2.0 million as of June 30, 2017 and June 30, 2016, respectively, and is included in accrued expenses and other liabilities.

Note 10.  Stock-Based Compensation

At June 30, 2017, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described below.

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

A summary of the Company’s stock option activity and related information for its option plans for the years ended June 30, 2017 and 2016 is as follows:

	2017		2016
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	64,770	$6.25	95,670	$6.25
Exercised	(27,000)	$6.25	(30,900)	$6.25
Outstanding at year end	37,770	$6.25	64,770	$6.25

Exercisable at year end	37,770	$6.25	64,770	$6.25

The intrinsic value of options both outstanding and exercisable was $791,000 at June 30, 2017 and $649,000 at June 30, 2016.

The following table presents stock options outstanding and exercisable at June 30, 2017:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.25	37,770	1.25	$6.25

At June 30, 2017 and 2016, all outstanding options were fully vested, with no remaining compensation cost to be recognized. There were no stock options granted during the years ended June 30, 2017 or 2016.  The total intrinsic value of the options exercised during the year ended June 30, 2017 was approximately $339,000.  The total intrinsic value of the options exercised during the year ended June 30, 2016 was approximately $339,000

Index
Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. At June 30, 2017 and 2016, the Plan had 3,600,000 options authorized, of which, 2,972,982 and 2,394,782 options had been granted to date, respectively.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  The liability for the phantom stock option plan is re-measured at each reporting period based on the difference between the strike price and the current period end book value per share of the Company’s common stock, excluding accumulated other comprehensive income (loss).

A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2017 and 2016 is as follows:

	2017	2016
Number of options outstanding at beginning of year	1,352,554	1,257,508
Options granted	578,200	493,760
Options forfeited	-	(2,000)
Options paid in cash upon vesting	(408,034)	(396,714)
Number of options outstanding at period end	1,522,720	1,352,554

(In thousands)	2017	2016
Cash paid out on options vested	$845	$711
Compensation expense recognized	1,448	1,013

The total liability for the long-term incentive plan was $2.0 million and $1.4 million at June 30, 2017 and 2016, respectively, and is included in accrued expenses and other liabilities.

Note 11.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2017 and 2016.

	2017	2016

Net Income	$11,187,000	$8,963,000
Weighted Average Shares – Basic	8,495,022	8,459,327
Effect of Dilutive Stock Options	18,107	16,965
Weighted Average Shares - Dilute	8,513,129	8,476,292

Earnings per share - Basic	$1.32	$1.06
Earnings per share - Diluted	$1.31	$1.06

Index
Note 12.  Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2017 and 2016:

(In thousands)	2017	2016
Current expense:
Federal	$3,591	$3,137
State	409	256
Total current expense	4,000	3,393
Deferred benefit	(259)	(714)
Total provision for income taxes	$3,741	$2,679

The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2017 and 2016:

	2017	2016
Tax based on federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	0.89	0.75
Tax-exempt income	(8.20)	(9.05)
Captive insurance premium income	(2.28)	(2.95)
Other, net	0.55	0.26
Total income tax expense	24.96%	23.01%

The components of the deferred tax assets and liabilities at June 30 were as follows:

(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$4,220	$3,669
Pension benefits	310	689
Other benefit plans	1,957	1,137
Total deferred tax assets	6,487	5,495

Deferred tax liabilities:
Depreciation	1,392	1,346
Loan costs	1,051	894
Real estate investment trust income	3,052	2,283
Unrealized gains on securities	379	771
Other	224	225
Total deferred tax liabilities	6,098	5,519
Net deferred tax asset (liability) included in prepaid expenses and other assets (other liabilities)	$389	$(24)

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

As of June 30, 2017 and 2016, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months.  As of June 30, 2017, tax years ended June 30, 2014 through June 30, 2016, remain open and are subject to Federal taxing authority examination.. For New York State, tax years ended June 30, 2015 through  June 30, 2016 remain open and are subject to taxing authority examination.

Note 13.  Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2017 and 2016:

(In thousands)	2017	2016
Unfunded loan commitments	$41,082	$41,383
Unused lines of credit	51,440	30,636
Total commitments	$92,522	$72,019

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

Note 14. Operating Leases

The Bank of Greene County has non-cancelable lease commitments for four branch locations.  These leases include obligations for real estate taxes, insurance and maintenance expenses.  Total lease expense was $156,000 and $152,000 for the years ended June 30, 2017 and 2016, respectively.  Minimum non-cancelable lease commitments for future years ending June 30 are as follows:

(In thousands)
The year ended June 30,	Annual Lease Payments
2018	$159
2019	100
2020	81
2021	73
2022	30
Thereafter	0

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

Index
Note 16.  Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2017 and 2016 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,717	$-	$4,717	$-
State and political subdivisions	58,112	-	58,112	-
Mortgage-backed securities-residential	4,913	-	4,913	-
Mortgage-backed securities-multi-family	20,765	-	20,765	-
Asset-backed securities	1	1	-	-
Corporate debt securities	2,791	2,791	-	-
Equity securities	184	184	-	-
Securities available-for-sale	$91,483	$2,976	$88,507	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,891	$-	$4,891	$-
State and political subdivisions	60,499	-	60,499	-
Mortgage-backed securities-residential	6,540	-	6,540	-
Mortgage-backed securities-multi-family	23,879	-	23,879	-
Asset-backed securities	5	5	-	-
Corporate debt securities	4,157	4,157	-	-
Equity securities	152	152	-	-
Securities available-for-sale	$100,123	$4,314	$95,809	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Impaired loans	$1,175	$330	$845	$-	$-	$845
Foreclosed real estate	799	-	799	-	-	799

June 30, 2016
Impaired loans	$655	$164	$491	$-	$-	$491
Foreclosed real estate	370	-	370	-	-	370

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
June 30, 2017
Impaired loans	$845	Appraisal of collateral(1)	Appraisal adjustments(2)	25.00%-42.52%	28.46%
			Liquidation expenses(3)	3.45%-7.38%	5.93%
Foreclosed real estate	799	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00-0.00%	0.00%
			Liquidation expenses(3)	11.64%-17.92%	16.29%
June 30, 2016
Impaired loans	$491	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-38.85%	21.01%
			Liquidation expenses(3)	0.00%-8.35%	4.92%
Foreclosed real estate	370	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00-54.17%	8.83%
			Liquidation expenses(3)	0.42%-12.67%	7.81%

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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2017 and 2016, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	June 30, 2017		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16,277	$16,277	$16,277	$-	$-
Long term certificate of deposit	2,145	2,145	2,145	-	-
Securities available-for-sale	91,483	91,483	2,976	88,507	-
Securities held-to-maturity	223,830	228,452	-	228,452	-
Federal Home Loan Bank stock	2,131	2,131	-	2,131	-
Net loans receivable	624,187	629,690	-	-	629,690
Accrued interest receivable	4,033	4,033	-	4,033	-
Deposits	859,535	859,715	-	859,715	-
Borrowings from Federal Home Loan Bank	29,550	29,411	-	29,411	-
Accrued interest payable	92	92	-	92	-

(In thousands)	June 30, 2016		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,895	$15,895	$15,895	$-	$-
Long term certificate of deposit	2,210	2,210	2,210	-	-
Securities available-for-sale	100,123	100,123	4,314	95,809	-
Securities held-to-maturity	204,935	214,058	-	214,058	-
Federal Home Loan Bank stock	2,752	2,752	-	2,752	-
Net loans receivable	522,764	533,721	-	-	533,721
Accrued interest receivable	3,610	3,610	-	3,610	-
Deposits	738,887	739,087	-	739,087	-
Borrowings from Federal Home Loan Bank	46,400	46,562	-	46,562	-
Accrued interest payable	74	74	-	74	-

Note 17.  Regulatory Matters

The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Commercial Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  As of June 30, 2017, the most recent notification from regulators categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below). In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for The Bank of Greene County and Greene County Commercial Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in, increasing incrementally by 0.625% each year, beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  Management believes that, as of June 30, 2017, The Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

Index
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required

As of June 30, 2017:

Total risk-based capital	$87,719	15.8%	$44,433	8.0%	$55,542	10.0%	7.794%	1.250%
Tier 1 risk-based capital	80,671	14.5	33,325	6.0	44,433	8.0	8.525	1.250
Common equity tier 1 capital	80,671	14.5	24.994	4.5	36,102	6.5	10.024	1.250
Tier 1 leverage ratio	80,671	8.5	38,056	4.0	47,571	5.0	4.479	1.250

As of June 30, 2016:

Total risk-based capital	$76,666	16.3%	$37,577	8.0%	$46,972	10.0%	8.322%	0.625%
Tier 1 risk-based capital	70,709	15.1	28,183	6.0	37,577	8.0	9.054	0.625
Common equity tier 1 capital	70,709	15.1	21,137	4.5	30,532	6.5	10.554	0.625
Tier 1 leverage ratio	70,709	8.4	33,815	4.0	42,268	5.0	4.364	0.625

Greene County Commercial Bank

As of June 30, 2017:

Total risk-based capital	$30,095	40.1%	$6,011	8.0%	$7,514	10.0%	32.053%	1.250%
Tier 1 risk-based capital	30,095	40.1	4,508	6.0	6,011	8.0	34.053	1.250
Common equity tier 1 capital	30,095	40.1	3,381	4.5	4,884	6.5	35.550	1.250
Tier 1 leverage ratio	30,095	9.62	12,508	4.0	15,635	5.0	5.624	1.250

As of June 30, 2016:

Total risk-based capital	$23,065	40.8%	$4,518	8.0%	$5,648	10.0%	32.840%	0.625%
Tier 1 risk-based capital	23,065	40.8	3,389	6.0	4,518	8.0	34.840	0.625
Common equity tier 1 capital	23,065	40.8	2,541	4.5	3,671	6.5	36.340	0.625
Tier 1 leverage ratio	23,065	8.1	11,409	4.0	14,262	5.0	4.086	0.625

Index
Note 18.  Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. as of and for the years ended June 30, 2017 and 2016.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
As of June 30, 2017 and 2016
(In thousands)
ASSETS	2017	2016
Cash and cash equivalents	$2,015	$2,641
Investment in subsidiaries	81,540	71,723
Prepaid expenses and other assets	53	48
Total assets	$83,608	$74,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$87	$111 111
Total shareholders’ equity	83,521	74,301
Total liabilities and shareholders’ equity	$83,608	$74,412

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2017 and 2016
(In thousands)

	2017	2016
INCOME:
Equity in undistributed net income of subsidiaries	$9,484	$5,239
Dividend distributed by subsidiary	1,904	4,004
Interest-earning deposits	6	6
Total Income	11,394	9,249

OPERATING EXPENSES:
Legal fees	46	66
Other	161	220
Total operating expenses	207	286
Net income	$11,187	$8,963

Index
Greene County Bancorp, Inc.
Condensed Statements of Comprehensive Income
For the Years Ended June 30, 2017 and 2016
(In thousands)

	2017	2016
Net income	$11,187	$8,963
Other comprehensive income:
Unrealized holding (losses) gains on available-for-sale securities, net of income tax (benefit) expense of ($392) and $328, respectively	(612)	520

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $1 and $6, respectively	2	9

Pension actuarial gain (loss), net of income tax expense (benefit) of $158 and ($340)	221	(539)

Amortization of pension actuarial losses recognized in salaries and benefits, net of income taxes of $75 and $52, respectively	122	83

Total other comprehensive (loss) income net of taxes	(267)	73
Comprehensive income	$10,920	$9,036

Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2017 and 2016
(In thousands)

Cash flow from operating activities:	2017	2016
Net Income	$11,187	$8,963

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(9,484)	(5,239)
Tax benefit of stock based compensation	(51)	(6)
Net increase in prepaid expenses and other assets	(5)	(27)
Net increase in total liabilities	27	61
Net cash provided by operating activities	1,674	3,752

Cash flows from Investing Activities:
Investment in subsidiary	(600)	-
Net cash used by investing activities	(600)	-

Cash flows from financing activities:
Payment of cash dividends	(1,920)	(1,854)
Proceeds from exercise of stock options	169	193
Excess tax benefit from share-based payment arrangements	51	6
Net cash used in financing activities	(1,700)	(1,655)
Net (decrease) increase in cash and cash equivalents	(626)	2,097
Cash and cash equivalents at beginning of year	2,6414	544
Cash and cash equivalents at end of year	$2,015	$2,641

Index
Note 19.  Subsequent events

On July 18, 2017, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.0975 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.39 per share which represents a 2.6% increase from the previous annual cash dividend rate of $0.38 per share. The dividend was payable to stockholders of record as of August 15, 2017, and was paid on August 31, 2017.  The MHC waived its right to receive dividends declared on its shares of the Company’s common stock for the quarter ended June 30, 2017.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) is incorporated herein by reference.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of Greene County Bancorp, Inc.’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2017 Proxy Statement is incorporated herein by reference.

Index
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Report of BDO USA, LLP are included in this Annual Report on Form 10-K:

Report of BDO USA, LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of June 30, 2017 and 2016
Consolidated Statements of Income for the years ended June 30, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended June 30, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2017 and 2016
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

101
The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

ITEM 16.	Form 10-K Summary

None.

Index
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 28, 2017	By:	/s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michelle Plummer
Michelle Plummer, CPA
Executive Vice President,
Chief Operating Officer and Chief Financial Officer
Date: September 28, 2017

By:	/s/ Jay P. Cahalan
Jay P. Cahalan
Director
Date: September 28, 2017

By:	/s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date: September 28, 2017

By:	/s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date: September 28, 2017

By:	/s/ Charles Schaefer
Charles Schaefer
Director
Date: September 28, 2017

By:	/s/ Paul Slutzky
Paul Slutzky
Director
Date: September 28, 2017

By:	/s/ Martin C. Smith
Martin C. Smith
Chairman of the Board
Date: September 28, 2017