Form 10-Q
period 2017-09-30
GREENE COUNTY BANCORP INC
filed 2017-11-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 13, 2017, the registrant had 8,503,614 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At September 30, 2017 and June 30, 2017
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2017	June 30, 2017
Total cash and cash equivalents	$46,419	$16,277

Long term certificate of deposit	2,145	2,145
Securities available-for-sale, at fair value	100,809	91,483
Securities held-to-maturity, at amortized cost (fair value $231,860 at September 30, 2017; $228,452 at June 30, 2017)	225,694	223,830
Federal Home Loan Bank stock, at cost	1,575	2,131

Loans	648,693	634,331
Allowance for loan losses	(11,098)	(11,022)
Unearned origination fees and costs, net	851	878
Net loans receivable	638,446	624,187

Premises and equipment	13,559	13,615
Accrued interest receivable	4,374	4,033
Foreclosed real estate	752	799
Prepaid expenses and other assets	3,874	3,791
Total assets	$1,037,647	$982,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$103,819	$95,929
Interest-bearing deposits	813,750	763,606
Total deposits	917,569	859,535

Borrowings from Federal Home Loan Bank, short-term	-	6,900
Borrowings from other banks, short-term	700	-
Borrowings from Federal Home Loan Bank, long-term	20,150	22,650
Accrued expenses and other liabilities	12,373	9,685
Total liabilities	950,792	898,770

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares; Outstanding – 8,503,614 shares at September 30, 2017, and 8,502,614 shares at June 30, 2017	861	861
Additional paid-in capital	10,992	10,990
Retained earnings	76,165	73,072
Accumulated other comprehensive loss	(757)	(992)
Treasury stock, at cost 107,726 shares at September 30, 2017, and 108,726 shares at June 30, 2017	(406)	(410)
Total shareholders’ equity	86,855	83,521
Total liabilities and shareholders’ equity	$1,037,647	$982,291

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands, except share and per share amounts)

	2017	2016
Interest income:
Loans	$7,059	$6,053
Investment securities - taxable	165	150
Mortgage-backed securities	817	784
Investment securities - tax exempt	1,036	824
Interest-bearing deposits and federal funds sold	12	3
Total interest income	9,089	7,814

Interest expense:
Interest on deposits	809	606
Interest on borrowings	110	121
Total interest expense	919	727

Net interest income	8,170	7,087
Provision for loan losses	347	543
Net interest income after provision for loan losses	7,823	6,544

Noninterest income:
Service charges on deposit accounts	851	773
Debit card fees	566	491
Investment services	72	70
E-commerce fees	38	32
Other operating income	213	183
Total noninterest income	1,740	1,549

Noninterest expense:
Salaries and employee benefits	2,927	2,668
Occupancy expense	356	380
Equipment and furniture expense	113	120
Service and data processing fees	487	448
Computer software, supplies and support	143	146
Advertising and promotion	55	123
FDIC insurance premiums	93	114
Legal and professional fees	231	198
Other	488	557
Total noninterest expense	4,893	4,754

Income before provision for income taxes	4,670	3,339
Provision for income taxes	1,198	832
Net income	$3,472	$2,507

Basic earnings per share	$0.41	$0.30
Basic average shares outstanding	8,502,734	8,483,179
Diluted earnings per share	$0.41	$0.30
Diluted average shares outstanding	8,531,242	8,497,669
Dividends per share	$0.0975	$0.0950

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Net Income	$3,472	$2,507
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net of income tax expense (benefit) of $145 and ($101), respectively	235	(142)

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $- and $1, respectively	-	1

Total other comprehensive income (loss), net of taxes	235	(141)

Comprehensive income	$3,707	$2,366

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2016	$861	$10,872	$63,805	$(725)	$(512)	$74,301
Options exercised		30			45	75
Tax benefit of stock based compensation		41				41
Dividends declared			(369)			(369)
Net income			2,507			2,507
Other comprehensive loss, net of taxes				(141)		(141)
Balance at September 30, 2016	$861	$10,943	$65,943	$(866)	$(467)	$76,414

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2017	$861	$10,990	$73,072	$(992)	$(410)	$83,521
Options exercised		2			4	6
Dividends declared			(379)			(379)
Net income			3,472			3,472
Other comprehensive income, net of taxes				235		235
Balance at September 30, 2017	$861	$10,992	$76,165	$(757)	$(406)	$86,855

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Cash flows from operating activities:
Net Income	$3,472	$2,507
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	157	159
Deferred income tax expense	1,214	801
Net amortization of premiums and discounts	213	223
Net amortization of deferred loan costs and fees	134	118
Provision for loan losses	347	543
Losses on sale of foreclosed real estate	37	47
Excess tax benefit from share based compensation	-	(41)
Net decrease in accrued income taxes	(647)	(1,554)
Net increase in accrued interest receivable	(341)	(90)
Net decrease in prepaid and other assets	175	207
Net increase (decrease) in other liabilities	1,717	(81)
Net cash provided by operating activities	6,478	2,839

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	17,594	24,481
Purchases of securities	(27,125)	(16,443)
Principal payments on securities	571	620
Securities held-to-maturity:
Proceeds from maturities	4,137	3,253
Purchases of securities	(12,050)	(7,648)
Principal payments on securities	5,851	1,525
Net redemption of Federal Home Loan Bank Stock	556	532
Maturity of long term certificate of deposit	-	65
Net increase in loans receivable	(14,768)	(26,786)
Proceeds from sale of foreclosed real estate	38	39
Purchases of premises and equipment	(101)	(41)
Net cash used by investing activities	(25,297)	(20,403)

Cash flows from financing activities
Net decrease in short-term advances	(6,200)	(11,800)
Repayment of long-term FHLB advances	(2,500)	-
Payment of cash dividends	(379)	(369)
Proceeds from issuance of stock options	6	75
Excess tax benefit from share based compensation	-	41
Net increase in deposits	58,034	33,708
Net cash provided by financing activities	48,961	21,655

Net increase in cash and cash equivalents	30,142	4,091
Cash and cash equivalents at beginning of period	16,277	15,895
Cash and cash equivalents at end of period	$46,419	$19,986

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$28	$-
Cash paid during period for:
Interest	$931	$729
Income taxes	$630	$1,585

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three Months Ended September 30, 2017 and 2016

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2017 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three months ended September 30, 2017 and 2016 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2017, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three months ended September 30, 2017.

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

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries, The Bank of Greene County and Greene Risk Management, Inc.  The Bank of Greene County has 14 full-service offices, an operations center and lending center located in its market area within the Hudson Valley Region of New York State.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene Risk Management, Inc. is a pooled captive insurance company, which provides additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.  The Bank of Greene County also owns and operates two subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd.is a real estate investment trust, which holds mortgages and notes which were originated through and serviced by The Bank of Greene County.

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

(4)	Securities

Securities at September 30, 2017 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,561	$137	$-	$4,698
State and political subdivisions	67,915	259	1	68,173
Mortgage-backed securities-residential	4,470	69	4	4,535
Mortgage-backed securities-multi-family	20,167	723	16	20,874
Corporate debt securities	2,262	75	2	2,335
Total debt securities	99,375	1,263	23	100,615
Equity securities	62	132	-	194
Total securities available-for-sale	99,437	1,395	23	100,809
Securities held-to-maturity:
U.S. government sponsored enterprises	6,000	-	59	5,941
State and political subdivisions	120,168	3,714	136	123,746
Mortgage-backed securities-residential	8,136	339	-	8,475
Mortgage-backed securities-multi-family	88,879	2,453	150	91,182
Corporate debt securities	1,000	-	2	998
Other securities	1,511	20	13	1,518
Total securities held-to-maturity	225,694	6,526	360	231,860
Total securities	$325,131	$7,921	$383	$332,669

Index
Securities at June 30, 2017 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,566	$151	$-	$4,717
State and political subdivisions	57,885	227	-	58,112
Mortgage-backed securities-residential	4,868	72	27	4,913
Mortgage-backed securities-multi-family	20,344	483	62	20,765
Asset-backed securities	1	-	-	1
Corporate debt securities	2,765	29	3	2,791
Total debt securities	90,429	962	92	91,299
Equity securities	62	122	-	184
Total securities available-for-sale	90,491	1,084	92	91,483
Securities held-to-maturity:
U.S. government sponsored enterprises	6,000	-	53	5,947
State and political subdivisions	115,805	3,434	95	119,144
Mortgage-backed securities-residential	10,798	274	2	11,070
Mortgage-backed securities-multi-family	88,702	1,259	199	89,762
Corporate debt securities	1,000	-	5	995
Other securities	1,525	21	12	1,534
Total securities held-to-maturity	223,830	4,988	366	228,452
Total securities	$314,321	$6,072	$458	$319,935

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  At September 30, 2017, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
State and political subdivisions	$149	$1	1	$-	$-	-	$149	$1	1
Mortgage-backed securities-residential	490	4	1	-	-	-	490	4	1
Mortgage-backed securities-multi-family	2,986	16	2	-	-	-	2,986	16	2
Corporate debt securities	261	1	2	499	1	1	760	2	3
Total securities available-for-sale	3,886	22	6	499	1	1	4,385	23	7
Securities held-to-maturity:
U.S. government sponsored enterprises	3,958	42	1	1,983	17	1	5,941	59	2
State and political subdivisions	10,455	81	74	2,526	55	28	12,981	136	102
Mortgage-backed securities-multi-family	13,660	125	12	1,421	25	2	15,081	150	14
Corporate debt securities	998	2	2	-	-	-	998	2	2
Other securities	595	1	2	453	12	1	1,048	13	3
Total securities held-to-maturity	29,666	251	91	6,383	109	32	36,049	360	123
Total securities	$33,552	$273	97	$6,882	$110	33	$40,434	$383	130

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in earnings.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the three months ended September 30, 2017 or 2016. During the three months ended September 30, 2017 and 2016, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three months ended September 30, 2017 and 2016.

Index
The estimated fair values of debt securities at September 30, 2017, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$69,916	$70,248
After one year through five years	4,822	4,958
After five years through ten years	-	-
After ten years	-	-
Total available-for-sale debt securities	74,738	75,206
Mortgage-backed and asset-backed securities	24,637	25,409
Equity securities	62	194
Total available-for-sale securities	99,437	100,809

Held-to-maturity debt securities
Within one year	17,851	18,085
After one year through five years	60,032	61,409
After five years through ten years	38,678	39,787
After ten years	12,118	12,922
Total held-to-maturity debt securities	128,679	132,203
Mortgage-backed	97,015	99,657
Total held-to-maturity securities	225,694	231,860
Total securities	$325,131	$332,669

At September 30, 2017 and June 30, 2017, respectively, securities with an aggregate fair value of $319.1 million and $305.7 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  At September 30, 2017 and June 30, 2017, securities with an aggregate fair value of $2.3 million and $2.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2017 or 2016.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three months ended September 30, 2017 or 2016.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at September 30, 2017 and June 30, 2017 are summarized as follows:

(In thousands)	September 30, 2017	June 30, 2017
Residential real estate:
Residential real estate	$247,557	$245,331
Residential construction and land	7,986	7,160
Multi-family	9,216	9,199
Commercial real estate:
Commercial real estate	261,462	257,964
Commercial construction	31,140	28,430
Consumer loan:
Home equity	21,058	21,076
Consumer installment	4,795	4,790
Commercial loans	65,479	60,381
Total gross loans	648,693	634,331
Allowance for loan losses	(11,098)	(11,022)
Deferred fees and costs	851	878
Loans receivable, net	$638,446	$624,187

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

Loan balances by internal credit quality indicator at September 30, 2017 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$244,334	$1,169	$91	$1,963	$247,557
Residential construction and land	7,986	-	-	-	7,986
Multi-family	8,356	-	773	87	9,216
Commercial real estate	248,918	-	10,572	1,972	261,462
Commercial construction	30,964	-	-	176	31,140
Home equity	20,400	-	-	658	21,058
Consumer installment	4,763	23	-	9	4,795
Commercial loans	64,230	17	49	1,183	65,479
Total gross loans	$629,951	$1,209	$11,485	$6,048	$648,693

Index
Loan balances by internal credit quality indicator at June 30, 2017 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$242,592	$813	$91	$1,835	$245,331
Residential construction and land	7,160	-	-	-	7,160
Multi-family	9,110	-	-	89	9,199
Commercial real estate	255,090	419	404	2,051	257,964
Commercial construction	28,254	-	-	176	28,430
Home equity	20,858	-	-	218	21,076
Consumer installment	4,770	10	-	10	4,790
Commercial loans	59,030	-	60	1,291	60,381
Total gross loans	$626,864	$1,242	$555	$5,670	$634,331

The Company had no loans classified doubtful or loss at September 30, 2017 or June 30, 2017.  The $10.9 million increase in loans designated as special mention at September 30, 2017 compared to June 30, 2017 represented loans which, based on updated annual review, indicated weaknesses in borrowers’ cash flow, warranting management’s closer monitoring.  At September 30, 2017, all of these loans were performing and management believes that the identified weaknesses do not expose the Company to sufficient risk to warrant a classification of substandard.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2017 and June 30, 2017.  Loans on nonaccrual status totaled $3.3 million at September 30, 2017 of which $1.6 million were in the process of foreclosure. At September 30, 2017, there were twelve residential loans in the process of foreclosure totaling $1.1 million.  Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at September 30, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $228,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.6 million at June 30, 2017 of which $1.6 million were in the process of foreclosure. At June 30, 2017, there were twelve residential loans in the process of foreclosure totaling $967,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2017, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans at September 30, 2017:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,704	$1,036	$967	$3,707	$243,850	$247,557	$1,371
Residential construction and land	-	-	-	-	7,986	7,986	-
Multi-family	-	-	-	-	9,216	9,216	-
Commercial real estate	170	747	391	1,308	260,154	261,462	1,051
Commercial construction	-	-	176	176	30,964	31,140	176
Home equity	115	38	176	329	20,729	21,058	333
Consumer installment	48	23	9	80	4,715	4,795	9
Commercial loans	-	178	293	471	65,008	65,479	370
Total gross loans	$2,037	$2,022	$2,012	$6,071	$642,622	$648,693	$3,310

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2017:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,088	$515	$935	$3,538	$241,793	$245,331	$1,240
Residential construction and land	-	-	-	-	7,160	7,160	-
Multi-family	-	-	-	-	9,199	9,199	-
Commercial real estate	74	1,070	540	1,684	256,280	257,964	1,452
Commercial construction	-	176	-	176	28,254	28,430	176
Home equity	220	186	33	439	20,637	21,076	218
Consumer installment	22	10	10	42	4,748	4,790	10
Commercial loans	18	186	202	406	59,975	60,381	476
Total gross loans	$2,422	$2,143	$1,720	$6,285	$628,046	$634,331	$3,572

The Bank of Greene County had accruing loans delinquent more than 90 days totaling $68,000 and $69,000 at September 30, 2017 and June 30, 2017, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2017	2016
Interest income that would have been recorded if loans had been performing in accordance with original terms	$78	$80
Interest income that was recorded on nonaccrual loans	34	28

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	At September 30, 2017			For the three months ended September 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$805	$805	$-	$807	$8
Home equity	181	181	-	183	-
Commercial loans	370	370	-	245	-
Total impaired loans with no allowance	1,356	1,356	-	1,235	8

With an allowance recorded:
Residential real estate	1,706	1,706	335	1,536	11
Commercial real estate	425	425	108	430	-
Commercial construction	176	176	22	176	-
Home equity	325	325	63	325	3
Total impaired loans with allowance	2,632	2,632	528	2,467	14

Total impaired:
Residential real estate	1,706	1,706	335	1,536	11
Commercial real estate	1,230	1,230	108	1,237	8
Commercial construction	176	176	22	176	-
Home equity	506	506	63	508	3
Commercial loans	370	370	-	245	-
Total impaired loans	$3,988	$3,988	$528	$3,702	$22

	At June 30, 2017			For the three months ended September 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$-	$-	$-	$375	$-
Commercial real estate	809	809	-	1,021	10
Home equity	186	186	-	5	-
Commercial loans	186	186	-	-	-
Total impaired loans with no allowance	1,181	1,181	-	1,401	10

With an allowance recorded:
Residential real estate	1,455	1,455	278	1,345	12
Commercial real estate	440	440	135	402	4
Commercial construction	176	176	23	-	-
Commercial loans	-	-	-	83	2
Total impaired loans with allowance	2,071	2,071	436	1,830	18

Total impaired loans:
Residential real estate	1,455	1,455	278	1,720	12
Commercial real estate	1,249	1,249	135	1,423	14
Commercial construction	176	176	23	-	-
Home equity	186	186	-	5	-
Commercial loans	186	186	-	83	2
Total impaired loans	$3,252	$3,252	$436	$3,231	$28

Index
The table below details loans that have been modified as a troubled debt restructuring during the three months ended September 30, 2017 or 2016.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
September 30, 2017
Home equity	1	$325	$325	$325

September 30, 2016
None

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2017 or 2016 which have subsequently defaulted during the three months ended September 30, 2017 or 2016, respectively.

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

	Activity for the three months ended September 30, 2017
(In thousands)	Balance at June 30, 2017	Charge-offs	Recoveries	Provision	Balance at September 30, 2017
Residential real estate	$2,289	$44	$-	$(169)	$2,076
Residential construction and land	89	-	-	4	93
Multi-family	43	-	-	33	76
Commercial real estate	5,589	-	-	170	5,759
Commercial construction	687	-	-	63	750
Home equity	234	-	-	81	315
Consumer installment	231	88	18	42	203
Commercial loans	1,680	157	-	225	1,748
Unallocated	180	-	-	(102)	78
Total	$11,022	$289	$18	$347	$11,098

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance At September 30, 2017 Impairment Analysis		Ending Balance At September 30, 2017 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$335	$1,741	$1,706	$245,851
Residential construction and land	-	93	-	7,986
Multi-family	-	76	-	9,216
Commercial real estate	108	5,651	1,230	260,232
Commercial construction	22	728	176	30,964
Home equity	63	252	506	20,552
Consumer installment	-	203	-	4,795
Commercial loans	-	1,748	370	65,109
Unallocated	-	78	-	-
Total	$528	$10,570	$3,988	$644,705

	Activity for the three months ended September 30, 2016
(In thousands)	Balance at June 30, 2016	Charge-offs	Recoveries	Provision	Balance at September 30, 2016
Residential real estate	$2,396	$-	$-	$(154)	$2,242
Residential construction and land	75	-	-	(12)	63
Multi-family	22	-	-	(4)	18
Commercial real estate	4,541	-	-	440	4,981
Commercial construction	502	-	-	126	628
Home equity	309	-	-	(58)	251
Consumer installment	228	72	17	(5)	168
Commercial loans	1,412	-	3	77	1,492
Unallocated	-	-	-	133	133
Total	$9,485	$72	$20	$543	$9,976

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At June 30, 2017 Impairment Analysis		Ending Balance At June 30, 2017 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$278	$2,011	$1,455	$243,876
Residential construction and land	-	89	-	7,160
Multi-family	-	43	-	9,199
Commercial real estate	135	5,454	1,249	256,715
Commercial construction	23	664	176	28,254
Home equity	-	234	186	20,890
Consumer installment	-	231	-	4,790
Commercial loans	-	1,680	186	60,195
Unallocated	-	180	-	-
Total	$436	$10,586	$3,252	$631,079

Index
Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at September 30, 2017 and June 30, 2017:

(in thousands)	September 30, 2017	June 30, 2017
Commercial real estate	$752	$799
Total foreclosed real estate	$752	$799

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at September 30, 2017 and June 30, 2017 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,698	$-	$4,698	$-
State and political subdivisions	68,173	-	68,173	-
Mortgage-backed securities-residential	4,535	-	4,535	-
Mortgage-backed securities-multi-family	20,874	-	20,874	-
Corporate debt securities	2,335	2,335	-	-
Equity securities	194	194	-	-
Securities available-for-sale	$100,809	$2,529	$98,280	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,717	$-	$4,717	$-
State and political subdivisions	58,112	-	58,112	-
Mortgage-backed securities-residential	4,913	-	4,913	-
Mortgage-backed securities-multi-family	20,765	-	20,765	-
Asset-backed securities	1	1	-	-
Corporate debt securities	2,791	2,791	-	-
Equity securities	184	184	-	-
Securities available-for-sale	$91,483	$2,976	$88,507	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by the “Receivables –Loan Impairment” subtopic of the FASB ASC when establishing the allowance for credit losses. Impaired loans are those loans in which the Company has measured impairment based on the fair value of the loan’s collateral or the discounted value of expected future cash flows. Fair value is generally determined based upon market value evaluations by third parties of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds. These appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the cost approach. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as, changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.

Fair values for foreclosed real estate are initially recorded based on market value evaluations by third parties, less costs to sell (“initial cost basis”). Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to foreclosed real estate are charged to the allowance for loan losses. Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as, changes in absorption rates and market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition. Either change could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the fair value hierarchy.

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Impaired loans	$2,286	$528	$1,758	$-	$-	$1,758
Foreclosed real estate	752	-	752	-	-	752

June 30, 2017
Impaired loans	$1,822	$436	$1,386	$-	$-	$1,386
Foreclosed real estate	799	-	799	-	-	799

Index
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
September 30, 2017
Impaired Loans	$1,220	Appraisal of collateral(1)	Appraisal adjustments(2)	26.58%-31.86%	28.34%
			Liquidation expenses(3)	4.09%-7.26%	5.15%
	538	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	752	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00-0.00%	0.00%
			Liquidation expenses(3)	11.53%-18.80%	16.62%
June 30, 2017
Impaired loans	$845	Appraisal of collateral(1)	Appraisal adjustments(2)	25.00%-42.52%	28.46%
			Liquidation expenses(3)	3.45%-7.38%	5.93%
	541	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	799	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00-0.00%	0.00%
			Liquidation expenses(3)	11.64%-17.92%	16.29%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2017 and June 30, 2017, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	September 30, 2017		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$46,419	$46,419	$46,419	$-	$-
Long term certificate of deposit	2,145	2,145	2,145	-	-
Securities available-for-sale	100,809	100,809	2,529	98,280	-
Securities held-to-maturity	225,694	231,860	-	231,860	-
Federal Home Loan Bank stock	1,575	1,575	-	1,575	-
Net loans	638,446	643,851	-	-	643,851
Accrued interest receivable	4,374	4,374	-	4,374	-
Deposits	917,569	917,730	-	917,730	-
Borrowings	20,850	20,708	-	20,708	-
Accrued interest payable	80	80	-	80	-

(In thousands)	June 30, 2017		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16,277	$16,277	$16,277	$-	$-
Long term certificate of deposit	2,145	2,145	2,145	-	-
Securities available-for-sale	91,483	91,483	2,976	88,507	-
Securities held-to-maturity	223,830	228,452	-	228,452	-
Federal Home Loan Bank stock	2,131	2,131	-	2,131	-
Net loans	624,187	629,690	-	-	629,690
Accrued interest receivable	4,033	4,033	-	4,033	-
Deposits	859,535	859,715	-	859,715	-
Borrowings	29,550	29,411	-	29,411	-
Accrued interest payable	92	92	-	92	-

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three months ended September 30, 2017 and 2016.

	For the three months ended September 30,
	2017	2016

Net Income	$3,472,000	$2,507,000
Weighted Average Shares – Basic	8,502,734	8,483,179
Effect of Dilutive Stock Options	28,508	14,490
Weighted Average Shares - Dilute	8,531,242	8,497,669

Earnings per share - Basic	$0.41	$0.30
Earnings per share - Diluted	$0.41	$0.30

Index
(8)	Dividends

On July 18, 2017, the Board of Directors declared a cash dividend for the quarter ended June 30, 2017 of $0.0975 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.39 per share, compared to an annual cash dividend rate of $0.38 declared during the previous quarter.  The dividend was payable to stockholders of record as of August 15, 2017, and was paid on August 31, 2017.  The MHC waived its right to receive dividends declared on its shares of the Company’s common stock for the quarter ended June 30, 2017.

(9)	Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU) (ASU 2014-09) to amend its guidance on “Revenue from Contracts with Customers (Topic 606).  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10), May 2016 (ASU 2016-12), December 2016 (ASU 2016-20), February 2017 (ASU 2017-05), and September 2017 (ASU-2017-13) and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09.  The amendments in ASU 2014-09 are effective for public business entities for annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

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

Index
In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach).  The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this Update.  At this time, we have not calculated the estimated impact that this Update will have on our Allowance for Loan Losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance.  Alternative methodologies and software vendors are currently being considered.  Data requirements and integrity are being reviewed and enhancements incorporated into standard processes.  The Company is in the early stages of evaluation and implementation of the guidance.

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

In November 2016, the FASB issued an Update (ASU 2016-18) to its guidance on “Statement of Cash Flows (Topic 230) Restricted Cash” addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows.  The ASU requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows.  As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows.  ASU 2016-18 is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted provided all amendments are adopted in the same period.  Management is evaluating the effect that this guidance will have on consolidated financial statements and disclosures.

Index
In March 2017, the FASB issued an Update (ASU 2017-07) to its guidance on “Compensation - Retirement Benefits (Topic 715)” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described.  If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.  That is, early adoption should be within the first interim period if an employer issues interim financial statements.  Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.  The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit costs in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net period pension cost and net periodic postretirement benefit in assets. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

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

In May 2017, the FASB issued an Update (ASU 2017-09) to its guidance on “Compensation - Stock Compensation (Topic 718)” such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met:  (1) The fair value of the modified award is the same as the fair value of the original award immediately before the modification. The standard indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted, including adoption in an interim period.  The Company is currently evaluating the potential impact of adoption of this ASU on our consolidated results of operations or financial position.

(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,
(In thousands)	2017	2016
Interest cost	$55	$54
Expected return on plan assets	(62)	(69)
Amortization of net loss	42	49
Net periodic pension cost	$35	$34

Index
The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2018.

SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP Plan is intended to provide a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”).  The SERP Plan is more fully described in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2017.

The net periodic pension costs related to the SERP Plan for the three months ended September 30, 2017 and 2016 were $101,000 and $77,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $3.2 million and $2.9 million at September 30, 2017 and June 30, 2017, respectively, and is included in accrued expenses and other liabilities.  The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

(11)	Stock-Based Compensation

At September 30, 2017, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2017.

Stock Option Plan

At September 30, 2017 and 2016, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.  A summary of the Company’s stock option activity and related information for its option plan for the three months ended September 30, 2017 and 2016 is as follows:

	2017		2016
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	37,770	$6.25	64,770	$6.25
Exercised	(1,000)	$6.25	(12,000)	$6.25
Outstanding at period end	36,770	$6.25	52,770	$6.25
Exercisable at period end	36,770	$6.25	52,770	$6.25

The intrinsic value of options both outstanding and exercisable was $875,000 at September 30, 2017 and $550,000 at September 30, 2016.

The following table presents stock options outstanding and exercisable at September 30, 2017:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.25	36,770	1.00	$6.25

The total intrinsic value of the options exercised during the three months ended September 30, 2017 and 2016, was approximately $23,000 and $206,000, respectively. There were no stock options granted during the three months ended September 30, 2017 or 2016.

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2017.

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the three months ended September 30, 2017 and 2016 is as follows:

	2017	2016
Number of options outstanding at beginning of year	1,522,720	1,352,554
Options granted	594,200	578,200
Options paid in cash	(3,000)	-
Number of options outstanding at period end	2,113,920	1,930,754

(In thousands)	2017	2016
Cash paid out on options vested	$7	$-
Compensation expense recognized	360	241

The total liability for the long-term incentive plan was $2.4 million and $2.0 million at September 30, 2017 and June 30, 2017, respectively, and is included in accrued expenses and other liabilities.

(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at September 30, 2017 and June 30, 2017 are presented in the following table:

(In thousands)
Accumulated other comprehensive loss:	September 30, 2017	June 30, 2017
Unrealized gain on available-for-sale securities, net of tax	$847	$612
Net losses and past service liability for defined benefit plan, net of tax	(1,604)	(1,604)
Accumulated other comprehensive loss	$(757)	$(992)

(13)	Subsequent events

On October 17, 2017, the Board of Directors declared a cash dividend for the quarter ended September 30, 2017 of $0.0975 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.39 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2017, and will be paid on November 30, 2017.  The MHC intends to waive its receipt of this dividend.

On October 16, 2017, The Bank of Greene County opened its newest full-service branch location at 179 County Route 7A, Copake, New York.

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

Index
Comparison of Financial Condition at September 30, 2017 and June 30, 2017

ASSETS

Total assets of the Company were $1.0 billion at September 30, 2017 as compared to $982.3 million at June 30, 2017, an increase of $55.4 million, or 5.6%.  Securities available-for-sale and held-to-maturity amounted to $326.5 million, at September 30, 2017 as compared to $315.3 million, at June 30, 2017, an increase of $11.2 million, or 3.6%.   Net loans grew by $14.2 million, or 2.3%, to $638.4 million at September 30, 2017 as compared to $624.2 million at June 30, 2017.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $30.1 million to $46.4 million at September 30, 2017 from $16.3 million at June 30, 2017.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $11.2 million, or 3.6%, to $326.5 million at September 30, 2017 as compared to $315.3 million at June 30, 2017.  Securities purchases totaled $39.2 million during the three months ended September 30, 2017 and consisted of $35.7 million of state and political subdivision securities and $3.5 million of mortgage-backed securities. Principal pay-downs and maturities during the three months amounted to $28.1 million, of which $6.4 million were mortgage-backed securities, $500,000 were corporate debt securities, and $21.2 million were state and political subdivision securities. At September 30, 2017, 57.7% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	September 30, 2017		June 30, 2017
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$4,698	1.4%	$4,717	1.5%
State and political subdivisions	68,173	20.9	58,112	18.4
Mortgage-backed securities-residential	4,535	1.4	4,913	1.5
Mortgage-backed securities-multifamily	20,874	6.4	20,765	6.6
Asset-backed securities	-	0.0	1	0.0
Corporate debt securities	2,335	0.7	2,791	1.0
Total debt securities	100,615	30.8	91,299	29.0
Equity securities	194	0.1	184	0.1
Total securities available-for-sale	100,809	30.9	91,483	29.1
Securities held-to-maturity:
U.S. government sponsored enterprises	6,000	1.8	6,000	1.9
State and political subdivisions	120,168	36.8	115,805	36.7
Mortgage-backed securities-residential	8,136	2.5	10,798	3.4
Mortgage-backed securities-multifamily	88,879	27.2	88,702	28.1
Corporate debt securities	1,000	0.3	1,000	0.3
Other securities	1,511	0.5	1,525	0.5
Total securities held-to-maturity	225,694	69.1	223,830	70.9
Total securities	$326,503	100.0%	$315,313	100.0%

LOANS

Net loans receivable increased $14.2 million, or 2.3%, to $638.4 million at September 30, 2017 from $624.2 million at June 30, 2017.  The loan growth experienced during the three months consisted primarily of $3.5 million in commercial real estate loans, $2.7 million in commercial construction loans, $5.1 million in commercial loans and $2.2 million in residential real estate loans.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	September 30, 2017		June 30, 2017
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$247,557	38.2%	$245,331	38.7%
Residential construction and land	7,986	1.2	7,160	1.1
Multi-family	9,216	1.4	9,199	1.4
Commercial real estate	261,462	40.3	257,964	40.7
Commercial construction	31,140	4.8	28,430	4.5
Home equity	21,058	3.2	21,076	3.3
Consumer installment	4,795	0.7	4,790	0.8
Commercial loans	65,479	10.2	60,381	9.5
Total gross loans	648,693	100.0%	634,331	100.0%
Allowance for loan losses	(11,098)		(11,022)
Deferred fees and costs	851		878
Total net loans	$638,446		$624,187

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

Index
Analysis of allowance for loan losses activity

	At or for the three months ended September 30,
(Dollars in thousands)	2017	2016
Balance at the beginning of the period	$11,022	$9,485
Charge-offs:
Residential real estate	44	-
Consumer installment	88	72
Commercial loans	157	-
Total loans charged off	289	72

Recoveries:
Consumer installment	18	17
Commercial loans	-	3
Total recoveries	18	20

Net charge-offs	271	52

Provisions charged to operations	347	543
Balance at the end of the period	$11,098	$9,976

Net charge-offs to average loans outstanding (annualized)	0.17%	0.04%
Net charge-offs to nonperforming assets (annualized)	26.25%	4.54%
Allowance for loan losses to nonperforming loans	328.54%	232.11%
Allowance for loan losses to total loans receivable	1.71%	1.79%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	September 30, 2017	June 30, 2017
Nonaccruing loans:
Residential real estate	$1,371	$1,240
Commercial real estate	1,051	1,452
Commercial construction	176	176
Home equity	333	218
Consumer installment	9	10
Commercial	370	476
Total nonaccruing loans	3,310	3,572
90 days & accruing
Residential real estate	68	69
Total 90 days & accruing	68	69
Total nonperforming loans	3,378	3,641
Foreclosed real estate:
Commercial real estate	752	799
Total foreclosed real estate	752	799
Total nonperforming assets	$4,130	$4,440

Troubled debt restructuring:
Nonperforming (included above)	$598	$932
Performing (accruing and excluded above)	1,563	916

Total nonperforming assets as a percentage of total assets	0.40%	0.45%
Total nonperforming loans to net loans	0.53%	0.58%

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2017	2016
Interest income that would have been recorded if loans had been performing in accordance with original terms	$78	$80
Interest income that was recorded on nonaccrual loans	34	28

Nonperforming assets amounted to $4.1 million at September 30, 2017 and $4.4 million at June 30, 2017, a decrease of $310,000 or 7.0%. Loans on nonaccrual status totaled $3.3 million at September 30, 2017 of which $1.6 million were in the process of foreclosure. At September 30, 2017, there were twelve residential loans in the process of foreclosure totaling $1.1 million.  Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at September 30, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $228,000 of loans which were making payments pursuant to forbearance agreements.   Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  Loans on nonaccrual status totaled $3.6 million at June 30, 2017 of which $1.6 million were in the process of foreclosure.  Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $179,000 of loans which were making payments pursuant to forbearance agreements.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans at September 30, 2017 and June 30, 2017:

(In thousands)	September 30, 2017	June 30, 2017
Balance of impaired loans, with a valuation allowance	$2,632	$2,071
Allowances relating to impaired loans included in allowance for loan losses	528	436
Balance of impaired loans, without a valuation allowance	1,356	1,181
Total impaired loans	3,988	3,252

	For the three months ended September 30,
(In thousands)	2017	2016
Average balance of impaired loans for the periods ended	$3,593	$3,231
Interest income recorded on impaired loans during the periods ended	21	28

DEPOSITS

Total deposits increased to $917.6 million at September 30, 2017 from $859.5 million at June 30, 2017, an increase of $58.1 million, or 6.8%. Noninterest-bearing deposits increased $7.9 million, or 8.2%, NOW deposits increased $66.6 million, or 17.0%, and money market deposits increased $2.3 million, or 1.9%, when comparing September 30, 2017 and June 30, 2017. These increases were partially offset by decreases of savings deposits of $3.6 million, or 1.8%, and certificates of deposit of $15.2 million, or 28.2%, when comparing September 30, 2017 and June 30, 2017. These increases were the result of a $62.9 million increase in municipal deposits at Greene County Commercial Bank, primarily from continued growth in new account relationships as well as tax collection.  Included within certificates of deposits at June 30, 2017 were $15.0 million in brokered certificates of deposit. These brokered certificates of deposit matured during the three months ended September 30, 2017 and were not renewed.

(In thousands)	September 30, 2017	Percentage of Portfolio	June 30, 2017	Percentage of Portfolio
Noninterest-bearing deposits	$103,819	11.3%	$95,929	11.2%
Certificates of deposit	38,582	4.2	53,742	6.3
Savings deposits	193,716	21.1	197,288	22.9
Money market deposits	122,117	13.3	119,806	13.9
NOW deposits	459,335	50.1	392,770	45.7
Total deposits	$917,569	100.0%	$859,535	100.0%

BORROWINGS

At September 30, 2017, The Bank of Greene County had pledged approximately $272.1 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $223.8 million at September 30, 2017, of which $20.2 million in borrowings and $55.0 million in irrevocable stand-by letters of credit were outstanding at September 30, 2017.  There were no short-term or overnight borrowings outstanding at September 30, 2017. The $20.2 million consisted of long-term fixed rate  advances with a weighted average rate of 1.62% and a weighted average maturity of 28 months.  The $55.0 million of irrevocable stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2017, approximately $2.3 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at September 30, 2017 or June 30, 2017.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively. At September 30, 2017 and June 30, 2017, there were no balances outstanding on either of these lines of credit. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  At September 30, 2017 there was an outstanding balance of $700,000, and at June 30, 2017, there was no balance outstanding on this line of credit. All of these lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.

Index
Scheduled maturities of long-term borrowings at September 30, 2017 were as follows:

(In thousands)
Within the twelve months ended September 30,
2018	$3,000
2019	4,500
2020	6,000
2021	1,800
2022	4,850
$20,150

EQUITY

Shareholders’ equity increased to $86.9 million at September 30, 2017 from $83.5 million at June 30, 2017, as net income of $3.5 million and a $235,000 decrease in other accumulated comprehensive loss were partially offset by dividends declared and paid of $379,000.  Other changes in equity, an increase of $6,000, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Selected Equity Data:
	September 30, 2017	June 30, 2017
Shareholders’ equity to total assets, at end of period	8.37%	8.50%

Book value per share	$10.21	$9.82
Closing market price of common stock	$30.05	$27.20

	For the three months ended September 30,
	2017	2016
Average shareholders’ equity to average assets	8.57%	8.70%
Dividend payout ratio[1]	23.78%	31.67%
Actual dividends paid to net income[2]	10.92%	14.72%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.2% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended September 30, 2017 and 2016.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three months ended September 30, 2017 and 2016.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$639,251	$7,059	4.42%	$542,670	$6,053	4.46%
Securities[2]	328,888	1,989	2.42	301,908	1,733	2.30
Interest-bearing bank balances and federal funds	4,911	12	0.98	1,099	3	1.09
FHLB stock	1,986	29	5.84	2,859	25	3.50
Total interest-earning assets	975,036	9,089	3.73%	848,536	7,814	3.68%
Cash and due from banks	9,296			7,866
Allowance for loan losses	(11,066)			(9,579)
Other noninterest-earning assets	18,789			18,232
Total assets	$992,055			$865,055

Interest-Bearing Liabilities:
Savings and money market deposits	$318,309	$256	0.32%	$291,468	$232	0.32%
NOW deposits	412,856	463	0.45	309,748	297	0.38
Certificates of deposit	43,637	90	0.83	42,819	77	0.72
Borrowings	28,349	110	1.55	48,792	121	0.99
Total interest-bearing liabilities	803,151	919	0.46%	692,827	727	0.42%
Noninterest-bearing deposits	96,052			88,285
Other noninterest-bearing liabilities	7,801			8,667
Shareholders' equity	85,051			75,276
Total liabilities and equity	$992,055			$865,055

Net interest income		$8,170			$7,087
Net interest rate spread			3.27%			3.26%
Net earnings assets	$171,885			$155,709
Net interest margin			3.35%			3.34%
Average interest-earning assets to average interest-bearing liabilities	121.40%			122.47%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin

	For the three months ended September 30,
(Dollars in thousands)	2017	2016
Net interest income (GAAP)	$8,170	$7,087
Tax-equivalent adjustment(1)	647	520
Net interest income (fully taxable-equivalent)	$8,817	$7,607

Average interest-earning assets	$975,036	$848,536
Net interest margin (fully taxable-equivalent)	3.62%	3.59%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 34% for federal income taxes and 3.32% for New York State income taxes.

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

	Three months ended September 30, 2017 versus 2016
	Increase/(Decrease) Due To		Total
			Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$1,061	$(55)	$1,006
Securities[2]	162	94	256
Interest-bearing bank balances and federal funds	9	-	9
FHLB stock	(9)	13	4
Total interest-earning assets	1,223	52	1,275

Interest-Bearing Liabilities:
Savings and money market deposits	24	0	24
NOW deposits	107	59	166
Certificates of deposit	1	12	13
Borrowings	(63)	52	(11)
Total interest-bearing liabilities	69	123	192
Net change in net interest income	$1,154	$(71)	$1,083

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.40% from 1.16% for the three months ended September 30, 2017 and 2016, respectively.  Annualized return on average equity increased to 16.33% for the three months ended September 30, 2017 as compared to 13.32% for the three months ended September 30, 2016.  The increase in return on average assets and average equity was primarily the result of an increase in net interest income resulting from growth in earning assets, resulting in higher net income.  Net income amounted to $3.5 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively.  Average assets increased $127.0 million, or 14.7%, to $992.1 million for the three months ended September 30, 2017 as compared to $865.1 million for the three months ended September 30, 2016.  Average equity increased $9.8 million, or 13.0%, to $85.1 million for the three months ended September 30, 2017 as compared to $75.3 million for the three months ended September 30, 2016.

Index
INTEREST INCOME

Interest income amounted to $9.1 million for the three months ended September 30, 2017 as compared to $7.8 million for the three months ended September 30, 2016, an increase of $1.3 million, or 16.7%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the three months ended September 30, 2017 and 2016, which was offset by a decrease in the yield on loans during the September 30, 2017 quarter. Average loan balances increased $96.6 million while the yield on loans decreased four basis points when comparing the three months ended September 30, 2017 and 2016.   Average securities increased $27.0 million and the yield on such securities increased 12 basis points when comparing the three months ended September 30, 2017 and 2016.

INTEREST EXPENSE

Interest expense amounted to $919,000 for the three months ended September 30, 2017 as compared to $727,000 for the three months ended September 30, 2016, an increase of $192,000 or 26.4%.  Increases in the average balances on interest-bearing liabilities and an increase in the rate paid contributed to the increase in interest expense.  As illustrated in the rate/volume table, interest expense increased $69,000 due to a $110.4 million increase in the average balances on interest-bearing liabilities.  The rate paid on interest-bearing liabilities increased four basis points to 0.46% for the three months ended September 30, 2017 compared to 0.42% for the three months ended September 30, 2016.  The average balance of NOW deposits grew by $103.2 million when comparing the three months ended September 30, 2017 and 2016. The average balance of savings and money market deposits increased $26.8 million and average balance of certificates of deposit increased $818,000 when comparing the three months ended September 30, 2017 and 2016. The average balance on borrowings decreased $20.5 million, and the rate increased 56 basis points when comparing the three months ended September 30, 2017 and 2016.

NET INTEREST INCOME

Net interest income increased $1.1 million to $8.2 million for the three months ended September 30, 2017 from $7.1 million for the three months ended September 30, 2016.  Net interest spread increased one basis point to 3.27% as compared to 3.26% when comparing the three months ended September 30, 2017 and 2016, respectively.  Net interest margin increased one basis point to 3.35% for the three months ended September 30, 2017 as compared to 3.34% for the three months ended September 30, 2016.  The growth in average loan and securities balances, led to an increase in net interest income when comparing the three months ended September 30, 2017 and 2016.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.62% and 3.59% for the three months ended September 30, 2017 and 2016, respectively.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $347,000 and $543,000 for the three months ended September 30, 2017 and 2016, respectively.  The level of provision was higher for the three months ended September 30, 2016 as the result of strong growth in commercial real estate and commercial loans; this growth has slowed during the three months ended September 30, 2017.  Net charge-offs amounted to $271,000 and $52,000 for the three months ended September 30, 2017 and 2016, respectively, an increase of $219,000.

Allowance for loan losses to total loans receivable was 1.71% at September 30, 2017, and 1.74% at June 30, 2017.  Nonperforming loans amounted to $3.4 million and $3.6 million at September 30, 2017 and June 30, 2017, respectively. At September 30, 2017 and June 30, 2017, respectively, nonperforming assets were 0.40% and 0.45% of total assets and nonperforming loans were 0.53% and 0.58% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

Index
NONINTEREST INCOME

	For the three months ended September 30,		Change from Prior Year
Noninterest income:	2017	2016	Amount	Percent
Service charges on deposit accounts	$851	$773	$78	10.09%
Debit card fees	566	491	75	15.27
Investment services	72	70	2	2.86
E-commerce fees	38	32	6	18.75
Other operating income	213	183	30	16.39
Total noninterest income	$1,740	$1,549	$191	12.33%

Noninterest income increased $191,000, or 12.3%, and totaled $1.7 million and $1.5 million for the three months ended September 30, 2017 and 2016, primarily due to increases in service charges and debit card fees resulting from continued growth in the number of checking accounts with debit cards, and increases in loan fee income which is included in other operating income.

NONINTEREST EXPENSE

	For the three months ended September 30,		Change from Prior Year
Noninterest expense:	2017	2016	Amount	Percent
Salaries and employee benefits	$2,927	$2,668	$259	9.71%
Occupancy expense	356	380	(24)	(6.32)
Equipment and furniture expense	113	120	(7)	(5.83)
Service and data processing fees	487	448	39	8.71
Computer software, supplies and support	143	146	(3)	(2.05)
Advertising and promotion	55	123	(68)	(55.28)
FDIC insurance premiums	93	114	(21)	(18.42)
Legal and professional fees	231	198	33	16.67
Other	488	557	(69)	(12.39)
Total noninterest expense	$4,893	$4,754	$139	2.92%

Noninterest expense increased $139,000, or 2.9%, to $4.9 million for the three months ended September 30, 2017 as compared to $4.8 million for the three months ended September 30, 2016. This increase was primarily due to an increase in salaries and employee benefits expenses, resulting from additional staffing for a new branch scheduled to open in the second quarter of fiscal 2018. Staffing was also increased within our lending department and customer service center.  The increase is also due to higher service and data processing fees resulting from costs associated with offering more services to customers through online banking.  Partially offsetting the aforementioned increases were decreases in advertising and promotional fees, occupancy expense, FDIC insurance premiums and other operating expenses.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 25.7% for the three months ended September 30, 2017, compared to 24.9% for the three months ended September 30, 2016.   The effective tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary.

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

Index
The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at September 30, 2017:

(In thousands)	2017
Unfunded loan commitments	$40,619
Unused lines of credit	58,265
Total commitments	$98,884

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2017 and June 30, 2017.  Consolidated shareholders’ equity represented 8.4% of total assets at September 30, 2017 and 8.5% at June 30, 2017.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required

As of September 30, 2017:

Total risk-based capital	$92,092	15.6%	$47,187	8.0%	$58,983	10.0%	7.613%	1.875%
Tier 1 risk-based capital	84,615	14.4	35,390	6.0	47,187	8.0	8.346	1.875
Common equity tier 1 capital	84,615	14.4	26,542	4.5	38,339	6.5	9.846	1.875
Tier 1 leverage ratio	84,615	8.5	39,618	4.0	49,522	5.0	4.543	1.875

As of June 30, 2017:

Total risk-based capital	$87,719	15.8%	$44,433	8.0%	$55,542	10.0%	7.794%	1.250%
Tier 1 risk-based capital	80,671	14.5	33,325	6.0	44,433	8.0	8.525	1.250
Common equity tier 1 capital	80,671	14.5	24.994	4.5	36,102	6.5	10.024	1.250
Tier 1 leverage ratio	80,671	8.5	38,056	4.0	47,571	5.0	4.479	1.250

Greene County Commercial Bank

As of September 30, 2017:

Total risk-based capital	$31,176	40.7%	$6,128	8.0%	$7,660	10.0%	32.701%	1.875%
Tier 1 risk-based capital	31,176	40.7	4,596	6.0	6,128	8.0	34.701	1.875
Common equity tier 1 capital	31,176	40.7	3,447	4.5	4,979	6.5	36.201	1.875
Tier 1 leverage ratio	31,176	9.2	13,503	4.0	16,879	5.0	5.235	1.875

As of June 30, 2017:

Total risk-based capital	$30,095	40.1%	$6,011	8.0%	$7,514	10.0%	32.053%	1.250%
Tier 1 risk-based capital	30,095	40.1	4,508	6.0	6,011	8.0	34.053	1.250
Common equity tier 1 capital	30,095	40.1	3,381	4.5	4,884	6.5	35.550	1.250
Tier 1 leverage ratio	30,095	9.6	12,508	4.0	15,635	5.0	5.624	1.250

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  November 13, 2017

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 13, 2017

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer