Form 10-Q
period 2017-12-31
GREENE COUNTY BANCORP INC
filed 2018-02-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

As of February 14, 2018, the registrant had 8,513,614 shares of common stock outstanding at $ 0.10 par value per share.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At December 31, 2017 and June 30, 2017
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2017	June 30, 2017
Total cash and cash equivalents	$27,714	$16,277

Long term certificate of deposit	1,895	2,145
Securities available-for-sale, at fair value	102,969	91,483
Securities held-to-maturity, at amortized cost (fair value $243,287at December 31, 2017; $228,452 at June 30, 2017)	239,140	223,830
Federal Home Loan Bank stock, at cost	2,488	2,131

Loans	674,435	634,331
Allowance for loan losses	(11,352)	(11,022)
Unearned origination fees and costs, net	790	878
Net loans receivable	663,873	624,187

Premises and equipment	13,499	13,615
Accrued interest receivable	4,610	4,033
Foreclosed real estate	905	799
Prepaid expenses and other assets	3,717	3,791
Total assets	$1,060,810	$982,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$99,388	$95,929
Interest-bearing deposits	821,363	763,606
Total deposits	920,751	859,535

Borrowings from Federal Home Loan Bank, short-term	20,300	6,900
Borrowings from Federal Home Loan Bank, long-term	20,150	22,650
Accrued expenses and other liabilities	10,036	9,685
Total liabilities	971,237	898,770

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares;Outstanding - 8,506,614 shares at December 31, 2017, and 8,502,614 shares at June 30, 2017	861	861
Additional paid-in capital	11,000	10,990
Retained earnings	79,421	73,072
Accumulated other comprehensive loss	(1,314)	(992)
Treasury stock, at cost 104,726 shares at December 31, 2017, and 108,726 shares at June 30, 2017	(395)	(410)
Total shareholders’ equity	89,573	83,521
Total liabilities and shareholders’ equity	$1,060,810	$982,291

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Six Months Ended December 31, 2017 and 2016
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
Interest income:
Loans	$7,287	$6,382	$14,346	$12,435
Investment securities - taxable	163	146	328	296
Mortgage-backed securities	791	1,099	1,608	1,883
Investment securities - tax exempt	1,092	852	2,128	1,676
Interest-bearing deposits and federal funds sold	87	5	99	8
Total interest income	9,420	8,484	18,509	16,298

Interest expense:
Interest on deposits	867	648	1,676	1,254
Interest on borrowings	93	105	203	226
Total interest expense	960	753	1,879	1,480

Net interest income	8,460	7,731	16,630	14,818
Provision for loan losses	352	586	699	1,129
Net interest income after provision for loan losses	8,108	7,145	15,931	13,689

Noninterest income:
Service charges on deposit accounts	934	820	1,785	1,593
Debit card fees	591	510	1,157	1,001
Investment services	122	67	194	137
E-commerce fees	35	31	73	63
Other operating income	205	184	418	367
Total noninterest income	1,887	1,612	3,627	3,161

Noninterest expense:
Salaries and employee benefits	3,110	2,787	6,037	5,455
Occupancy expense	355	339	711	719
Equipment and furniture expense	158	132	271	252
Service and data processing fees	540	499	1,027	947
Computer software, supplies and support	162	148	305	294
Advertising and promotion	112	85	167	208
FDIC insurance premiums	93	93	186	207
Legal and professional fees	229	220	460	418
Other	553	485	1,041	1,042
Total noninterest expense	5,312	4,788	10,205	9,542

Income before provision for income taxes	4,683	3,969	9,353	7,308
Provision for income taxes	1,043	1,043	2,241	1,875
Net income	$3,640	$2,926	$7,112	$5,433

Basic earnings per share	$0.43	$0.34	$0.84	$0.64
Basic average shares outstanding	8,504,168	8,491,929	8,503,451	8,487,554
Diluted earnings per share	$0.43	$0.34	$0.83	$0.64
Diluted average shares outstanding	8,533,126	8,509,316	8,532,274	8,503,913
Dividends per share	$0.0975	$0.0950	$0.1950	$0.1900

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended December 31, 2017 and 2016
(Unaudited)
(In thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
Net Income	$3,640	$2,926	$7,112	$5,433
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, net of income tax benefit of ($345) and ($430), for the three months, and ($200) and ($530), for the six months ended December 31, 2017 and 2016 respectively	(557)	(693)	(322)	(834)

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $- and $- for the three months, and $- and $1 for the six months ended December 31, 2017 and 2016, respectively	-	1	-	1

Total other comprehensive loss, net of taxes	(557)	(692)	(322)	(833)

Comprehensive income	$3,083	$2,234	$6,790	$4,600

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2017 and 2016
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2016	$861	$10,872	$63,805	$(725)	$(512)	$74,301
Options exercised		67			102	169
Tax benefit of stock based compensation		51				51
Dividends declared			(742)			(742)
Net income			5,433			5,433
Other comprehensive loss, net of taxes				(833)		(833)
Balance at December 31, 2016	$861	$10,990	$68,496	$(1,558)	$(410)	$78,379

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2017	$861	$10,990	$73,072	$(992)	$(410)	$83,521
Options exercised		10			15	25
Dividends declared			(763)			(763)
Net income			7,112			7,112
Other comprehensive loss, net of taxes				(322)		(322)
Balance at December 31, 2017	$861	$11,000	$79,421	$(1,314)	$(395)	$89,573

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Cash flows from operating activities:
Net Income	$7,112	$5,433
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	318	319
Deferred income tax expense	(2,130)	(2,196)
Net amortization of premiums and discounts	385	443
Net amortization of deferred loan costs and fees	253	251
Provision for loan losses	699	1,129
(Gains) losses on sale of foreclosed real estate	(53)	61
Excess tax benefit from share based compensation	-	(51)
Net increase in accrued income taxes	3,376	2,438
Net increase in accrued interest receivable	(577)	(179)
Net increase in prepaid and other assets	(973)	(291)
Net increase (decrease) in other liabilities	351	(786)
Net cash provided by operating activities	8,761	6,571

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	30,543	37,123
Purchases of securities	(43,784)	(29,683)
Principal payments on securities	1,206	5,573
Securities held-to-maturity:
Proceeds from maturities	7,347	5,795
Purchases of securities	(31,015)	(17,646)
Principal payments on securities	8,001	5,397
Net purchase of Federal Home Loan Bank Stock	(357)	(978)
Maturity of long term certificate of deposit	250	65
Net increase in loans receivable	(40,729)	(70,066)
Proceeds from sale of foreclosed real estate	38	94
Purchases of premises and equipment	(202)	(71)
Net cash used by investing activities	(68,702)	(64,397)

Cash flows from financing activities
Net increase in short-term advances	13,400	19,700
Proceeds from long-term FHLB advances	-	2,650
Repayment of long-term FHLB advances	(2,500)	(500)
Payment of cash dividends	(763)	(742)
Proceeds from issuance of stock options	25	169
Excess tax benefit from share based compensation	-	51
Net increase in deposits	61,216	36,178
Net cash provided by financing activities	71,378	57,506

Net increase (decrease) in cash and cash equivalents	11,437	(320)
Cash and cash equivalents at beginning of period	16,277	15,895
Cash and cash equivalents at end of period	$27,714	$15,575

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$91	$123
Cash paid during period for:
Interest	$1,882	$1,471
Income taxes	$994	$1,633

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Six Months Ended December 31, 2017 and 2016

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2017 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three and six months ended December 31, 2017 and 2016 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three and six months ended December 31, 2017.

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

(4)	Securities

Securities at December 31, 2017 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	EstimatedFair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,552	$83	$12	$5,623
State and political subdivisions	71,627	97	4	71,720
Mortgage-backed securities-residential	4,098	41	43	4,096
Mortgage-backed securities-multi-family	19,899	303	131	20,071
Corporate debt securities	1,260	-	3	1,257
Total debt securities	102,436	524	193	102,767
Equity securities	62	140	-	202
Total securities available-for-sale	102,498	664	193	102,969
Securities held-to-maturity:
U.S. government sponsored enterprises	7,246	-	95	7,151
State and political subdivisions	127,725	3,967	205	131,487
Mortgage-backed securities-residential	7,479	184	-	7,663
Mortgage-backed securities-multi-family	94,183	664	399	94,448
Corporate debt securities	1,000	15	-	1,015
Other securities	1,507	19	3	1,523
Total securities held-to-maturity	239,140	4,849	702	243,287
Total securities	$341,638	$5,513	$895	$346,256

Index
Securities at June 30, 2017 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,566	$151	$-	$4,717
State and political subdivisions	57,885	227	-	58,112
Mortgage-backed securities-residential	4,868	72	27	4,913
Mortgage-backed securities-multi-family	20,344	483	62	20,765
Asset-backed securities	1	-	-	1
Corporate debt securities	2,765	29	3	2,791
Total debt securities	90,429	962	92	91,299
Equity securities	62	122	-	184
Total securities available-for-sale	90,491	1,084	92	91,483
Securities held-to-maturity:
U.S. government sponsored enterprises	6,000	-	53	5,947
State and political subdivisions	115,805	3,434	95	119,144
Mortgage-backed securities-residential	10,798	274	2	11,070
Mortgage-backed securities-multi-family	88,702	1,259	199	89,762
Corporate debt securities	1,000	-	5	995
Other securities	1,525	21	12	1,534
Total securities held-to-maturity	223,830	4,988	366	228,452
Total securities	$314,321	$6,072	$458	$319,935

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  At December 31, 2017, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$985	$12	1	$-	$-	-	$985	$12	1
State and political subdivisions	2,122	4	3	-	-	-	2,122	4	3
Mortgage-backed securities-residential	1,051	43	1	-	-	-	1,051	43	1
Mortgage-backed securities-multi-family	8,129	131	5	-	-	-	8,129	131	5
Corporate debt securities	-	-	-	757	3	2	757	3	2
Total securities available-for-sale	12,287	190	10	757	3	2	13,044	193	12
Securities held-to-maturity:
U.S. government sponsored enterprises	5,181	64	1	1,969	31	1	7,150	95	2
State and political subdivisions	18,840	142	116	3,892	63	35	22,732	205	151
Mortgage-backed securities-multi-family	44,450	388	26	1,424	11	2	45,874	399	28
Other securities	591	3	1	-	-	-	591	3	1
Total securities held-to-maturity	69,062	597	144	7,285	105	38	76,347	702	182
Total securities	$81,349	$787	154	$8,042	$108	40	$89,391	$895	194

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in earnings.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.  Also, a decline in the fair value of tax-exempt securities is due to a decrease in the maximum Federal income tax rate from 35% to 21% effective January 1, 2018, resulting in a lower yield to be realized on these securities on a fully-taxable equivalent basis.

There were no transfers of securities available-for-sale to held-to-maturity during the three and six months ended December 31, 2017 or 2016. During the three and six months ended December 31, 2017 and 2016, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and six months ended December 31, 2017 and 2016.

Index
The estimated fair values of debt securities at December 31, 2017, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$72,628	$72,719
After one year through five years	4,814	4,896
After five years through ten years	997	985
After ten years	-	-
Total available-for-sale debt securities	78,439	78,600
Mortgage-backed and asset-backed securities	23,997	24,167
Equity securities	62	202
Total available-for-sale securities	102,498	102,969

Held-to-maturity debt securities
Within one year	18,927	19,112
After one year through five years	62,551	63,626
After five years through ten years	41,479	42,685
After ten years	14,521	15,753
Total held-to-maturity debt securities	137,478	141,176
Mortgage-backed	101,662	102,111
Total held-to-maturity securities	239,140	243,287
Total securities	$341,638	$346,256

At December 31, 2017 and June 30, 2017, respectively, securities with an aggregate fair value of $334.2 million and $305.7 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  At December 31, 2017 and June 30, 2017, securities with an aggregate fair value of $1.3 million and $2.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the three and six months ended December 31, 2017 or 2016.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and six months ended December 31, 2017 or 2016.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at December 31, 2017 and June 30, 2017 are summarized as follows:

(In thousands)	December 31, 2017	June 30, 2017
Residential real estate:
Residential real estate	$252,015	$245,331
Residential construction and land	7,391	7,160
Multi-family	13,707	9,199
Commercial real estate:
Commercial real estate	272,253	257,964
Commercial construction	24,901	28,430
Consumer loan:
Home equity	21,090	21,076
Consumer installment	4,925	4,790
Commercial loans	78,153	60,381
Total gross loans	674,435	634,331
Allowance for loan losses	(11,352)	(11,022)
Deferred fees and costs	790	878
Loans receivable, net	$663,873	$624,187

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

Loan balances by internal credit quality indicator at December 31, 2017 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$248,721	$930	$90	$2,274	$252,015
Residential construction and land	7,391	-	-	-	7,391
Multi-family	12,866	-	756	85	13,707
Commercial real estate	260,337	-	10,217	1,699	272,253
Commercial construction	24,725	-	-	176	24,901
Home equity	20,433	-	-	657	21,090
Consumer installment	4,915	-	-	10	4,925
Commercial loans	77,042	16	242	853	78,153
Total gross loans	$656,430	$946	$11,305	$5,754	$674,435

Index
Loan balances by internal credit quality indicator at June 30, 2017 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$242,592	$813	$91	$1,835	$245,331
Residential construction and land	7,160	-	-	-	7,160
Multi-family	9,110	-	-	89	9,199
Commercial real estate	255,090	419	404	2,051	257,964
Commercial construction	28,254	-	-	176	28,430
Home equity	20,858	-	-	218	21,076
Consumer installment	4,770	10	-	10	4,790
Commercial loans	59,030	-	60	1,291	60,381
Total gross loans	$626,864	$1,242	$555	$5,670	$634,331

The Company had no loans classified doubtful or loss at December 31, 2017 or June 30, 2017.  The $10.8 million increase in loans designated as special mention at December 31, 2017 compared to June 30, 2017 represented loans which, based on updated annual review, indicated weaknesses in borrowers’ cash flow, warranting management’s closer monitoring.  At December 31, 2017, all of these loans were performing and management believes that the identified weaknesses do not expose the Company to sufficient risk to warrant a classification of substandard.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2017 and June 30, 2017.  Loans on nonaccrual status totaled $3.7 million at December 31, 2017 of which $1.9 million were in the process of foreclosure. At December 31, 2017, there were thirteen residential loans in the process of foreclosure totaling $1.3 million.  Included in nonaccrual loans were $1.7 million of loans which were less than 90 days past due at December 31, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $66,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.6 million at June 30, 2017 of which $1.6 million were in the process of foreclosure. At June 30, 2017, there were twelve residential loans in the process of foreclosure totaling $967,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2017, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans at December 31, 2017:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,592	$794	$1,187	$4,573	$247,442	$252,015	$1,752
Residential construction and land	-	-	-	-	7,391	7,391	-
Multi-family	-	-	-	-	13,707	13,707	-
Commercial real estate	1,216	806	391	2,413	269,840	272,253	1,108
Commercial construction	-	-	176	176	24,725	24,901	176
Home equity	94	119	214	427	20,663	21,090	333
Consumer installment	104	-	10	114	4,811	4,925	10
Commercial loans	380	118	-	498	77,655	78,153	284
Total gross loans	$4,386	$1,837	$1,978	$8,201	$666,234	$674,435	$3,663

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2017:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,088	$515	$935	$3,538	$241,793	$245,331	$1,240
Residential construction and land	-	-	-	-	7,160	7,160	-
Multi-family	-	-	-	-	9,199	9,199	-
Commercial real estate	74	1,070	540	1,684	256,280	257,964	1,452
Commercial construction	-	176	-	176	28,254	28,430	176
Home equity	220	186	33	439	20,637	21,076	218
Consumer installment	22	10	10	42	4,748	4,790	10
Commercial loans	18	186	202	406	59,975	60,381	476
Total gross loans	$2,422	$2,143	$1,720	$6,285	$628,046	$634,331	$3,572

The Bank of Greene County had accruing loans delinquent more than 90 days totaling $0 and $69,000 at December 31, 2017 and June 30, 2017, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three and six months ended December 31:

	For the three months ended December 31,		For the six months ended December 31
(In thousands)	2017	2016	2017	2016
Interest income that would have been recorded if loans had been performing in accordance with original terms	$59	$56	$137	$136
Interest income that was recorded on nonaccrual loans	31	26	65	54

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of December 31, 2017			For the three months ended December 31, 2017		For the six months ended December 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$801	$801	$-	$803	$7	$805	$15
Home equity	181	181	-	181	-	182	-
Commercial loans	359	359	-	361	-	303	-
Impaired loans with no allowance	1,341	1,341	-	1,345	7	1,290	15

With an allowance recorded:
Residential real estate	1,819	1,819	348	1,668	15	1,602	26
Commercial real estate	413	413	101	418	-	424	-
Commercial construction	176	176	22	176	-	176	-
Home equity	324	324	62	324	5	324	8
Impaired loans with allowance	2,732	2,732	533	2,586	20	2,526	34

Total impaired:
Residential real estate	1,819	1,819	348	1,668	15	1,602	26
Commercial real estate	1,214	1,214	101	1,221	7	1,229	15
Commercial construction	176	176	22	176	-	176	-
Home equity	505	505	62	505	5	506	8
Commercial loans	359	359	-	361	-	303	-
Total impaired loans	$4,073	$4,073	$533	$3,931	$27	$3,816	$49

	As of June 30, 2017			For the three months ended December 31, 2016		For the six months ended December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$-	$-	$-	$266	$-	$266	$-
Commercial real estate	809	809	-	821	4	921	14
Home equity	186	186	-	2	-	4	-
Commercial loans	186	186	-	65	1	33	1
Impaired loans with no allowance	1,181	1,181	-	1,154	5	1,224	15

With an allowance recorded:
Residential real estate	1,455	1,455	278	1,238	12	1,241	24
Commercial real estate	440	440	135	749	7	576	11
Commercial construction	176	176	23	-	-	-	-
Commercial loans	-	-	-	81	-	82	2
Impaired loans with allowance	2,071	2,071	436	2,068	19	1,899	37

Total impaired:
Residential real estate	1,455	1,455	278	1,504	12	1,507	24
Commercial real estate	1,249	1,249	135	1,570	11	1,497	25
Commercial construction	176	176	23	-	-	-	-
Home equity	186	186	-	2	-	4	-
Commercial loans	186	186	-	146	1	115	3
Total impaired loans	$3,252	$3,252	$436	$3,222	$24	$3,123	$52

Index
The table below details loans that have been modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current outstanding Recorded Investment
For the six months ended December 31, 2017
Home equity	1	$325	$325	$324

For the six months ended December 31, 2016	None	-	-	-

There were no loans modified as a troubled debt restructuring during the three months ended December 31, 2017 and 2016.  During the six months ended December 31, 2017, a home equity loan was modified to extend the term of the loan thereby reducing the monthly payments for the borrower.

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2017 or 2016 which have subsequently defaulted during the three and six months ended December 31, 2017 or 2016, respectively.

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

	Activity for the three months ended December 31, 2017
(In thousands)	Balance at September 30, 2017	Charge-offs	Recoveries	Provision	Balance at December 31, 2017
Residential real estate	$2,076	$27	$-	$50	$2,099
Residential construction and land	93	-	-	(7)	86
Multi-family	76	-	-	19	95
Commercial real estate	5,759	-	-	145	5,904
Commercial construction	750	-	-	(147)	603
Home equity	315	-	-	(3)	312
Consumer installment	203	89	18	120	252
Commercial loans	1,748	-	-	253	2,001
Unallocated	78	-	-	(78)	-
Total	$11,098	$116	$18	$352	$11,352

Index
	Activity for the six months ended December 31, 2017
(In thousands)	Balance at June 30, 2017	Charge-offs	Recoveries	Provision	Balance at December 31, 2017
Residential real estate	$2,289	$71	$-	$(119)	$2,099
Residential construction and land	89	-	-	(3)	86
Multi-family	43	-	-	52	95
Commercial real estate	5,589	-	-	315	5,904
Commercial construction	687	-	-	(84)	603
Home equity	234	-	-	78	312
Consumer installment	231	177	36	162	252
Commercial loans	1,680	157	-	478	2,001
Unallocated	180	-	-	(180)	-
Total	$11,022	$405	$36	$699	$11,352

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At December 31, 2017 Impairment Analysis		Ending Balance At December 31, 2017 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$348	$1,751	$1,819	$250,196
Residential construction and land	-	86	-	7,391
Multi-family	-	95	-	13,707
Commercial real estate	101	5,803	1,214	271,039
Commercial construction	22	581	176	24,725
Home equity	62	250	505	20,585
Consumer installment	-	252	-	4,925
Commercial loans	-	2,001	359	77,794
Unallocated	-	-	-	-
Total	$533	$10,819	$4,073	$670,362

	Activity for the three months ended December 31, 2016
(In thousands)	Balance at September 30, 2016	Charge-offs	Recoveries	Provision	Balance at December 31, 2016
Residential real estate	$2,242	$90	$-	$82	$2,234
Residential construction and land	63	-	-	-	63
Multi-family	18	-	-	-	18
Commercial real estate	4,981	-	-	384	5,365
Commercial construction	628	-	-	(25)	603
Home equity	251	-	-	6	257
Consumer installment	168	69	18	107	224
Commercial loans	1,492	-	-	21	1,513
Unallocated	133	-	-	11	144
Total	$9,976	$159	$18	$586	$10,421

Index
	Activity for the six months ended December 31, 2016
(In thousands)	Balance at June 30, 2016	Charge-offs	Recoveries	Provision	Balance at December 31, 2016
Residential real estate	$2,396	$90	$-	$(72)	$2,234
Residential construction and land	75	-	-	(12)	63
Multi-family	22	-	-	(4)	18
Commercial real estate	4,541	-	-	824	5,365
Commercial construction	502	-	-	101	603
Home equity	309	-	-	(52)	257
Consumer installment	228	141	35	102	224
Commercial loans	1,412	-	3	98	1,513
Unallocated	-	-	-	144	144
Total	$9,485	$231	$38	$1,129	$10,421

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At June 30, 2017 Impairment Analysis		Ending Balance At June 30, 2017 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$278	$2,011	$1,455	$243,876
Residential construction and land	-	89	-	7,160
Multi-family	-	43	-	9,199
Commercial real estate	135	5,454	1,249	256,715
Commercial construction	23	664	176	28,254
Home equity	-	234	186	20,890
Consumer installment	-	231	-	4,790
Commercial loans	-	1,680	186	60,195
Unallocated	-	180	-	-
Total	$436	$10,586	$3,252	$631,079

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at December 31, 2017 and June 30, 2017:

(in thousands)	December 31, 2017	June 30, 2017
Residential real estate	$79	$-
Commercial real estate	826	799
Total foreclosed real estate	$905	$799

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at December 31, 2017 and June 30, 2017 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$5,623	$-	$5,623	$-
State and political subdivisions	71,720	-	71,720	-
Mortgage-backed securities-residential	4,096	-	4,096	-
Mortgage-backed securities-multi-family	20,071	-	20,071	-
Corporate debt securities	1,257	1,257	-	-
Equity securities	202	202	-	-
Securities available-for-sale	$102,969	$1,459	$101,510	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,717	$-	$4,717	$-
State and political subdivisions	58,112	-	58,112	-
Mortgage-backed securities-residential	4,913	-	4,913	-
Mortgage-backed securities-multi-family	20,765	-	20,765	-
Asset-backed securities	1	1	-	-
Corporate debt securities	2,791	2,791	-	-
Equity securities	184	184	-	-
Securities available-for-sale	$91,483	$2,976	$88,507	$-

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

Index
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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Impaired loans	$2,377	$533	$1,844	$-	$-	$1,844
Foreclosed real estate	905	-	905	-	-	905

June 30, 2017
Impaired loans	$1,822	$436	$1,386	$-	$-	$1,386
Foreclosed real estate	799	-	799	-	-	799

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2017
Impaired Loans	$1,308	Appraisal of collateral(1)	Appraisal adjustments(2)	26.58%-31.86%	28.35%
			Liquidation expenses(3)	4.09%-7.26%	5.10%
	536	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	905	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	7.68%-11.53%%	8.36%
June 30, 2017
Impaired loans	$845	Appraisal of collateral(1)	Appraisal adjustments(2)	25.00%-42.52%	28.46%
			Liquidation expenses(3)	3.45%-7.38%	5.93%
	541	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	799	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	11.64%-17.92%	16.29%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

Index
The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2017 and June 30, 2017, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	December 31, 2017		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$27,714	$27,714	$27,714	$-	$-
Long term certificate of deposit	1,895	1,895	1,895	-	-
Securities available-for-sale	102,969	102,969	1,459	101,510	-
Securities held-to-maturity	239,140	243,287	-	243,287	-
Federal Home Loan Bank stock	2,488	2,488	-	2,488	-
Net loans	663,873	666,189	-	-	666,189
Accrued interest receivable	4,610	4,610	-	4,610	-
Deposits	920,751	920,896	-	920,896	-
Borrowings	40,450	40,181	-	40,181	-
Accrued interest payable	89	89	-	89	-

(In thousands)	June 30, 2017		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16,277	$16,277	$16,277	$-	$-
Long term certificate of deposit	2,145	2,145	2,145	-	-
Securities available-for-sale	91,483	91,483	2,976	88,507	-
Securities held-to-maturity	223,830	228,452	-	228,452	-
Federal Home Loan Bank stock	2,131	2,131	-	2,131	-
Net loans	624,187	629,690	-	-	629,690
Accrued interest receivable	4,033	4,033	-	4,033	-
Deposits	859,535	859,715	-	859,715	-
Borrowings	29,550	29,411	-	29,411	-
Accrued interest payable	92	92	-	92	-

Index
(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three and six months ended December 31, 2017 and 2016.

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016

Net Income	$3,640,000	$2,926,000	$7,112,000	$5,433,000
Weighted Average Shares – Basic	8,504,168	8,491,929	8,503,451	8,487,554
Effect of Dilutive Stock Options	28,958	17,387	28,823	16,359
Weighted Average Shares - Dilute	8,533,126	8,509,316	8,532,274	8,503,913

Earnings per share - Basic	$0.43	$0.34	$0.84	$0.64
Earnings per share - Diluted	$0.43	$0.34	$0.83	$0.64

(8)	Dividends

On October 17, 2017, the Board of Directors declared a cash dividend for the quarter ended September 30, 2017 of $0.0975 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.39 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of November 15, 2017, and was paid on November 30, 2017.  The MHC waived its right to receive dividends declared on its shares of the Company’s common stock for the quarter ended September 30, 2017.

(9)	Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU) (ASU 2014-09) to amend its guidance on “Revenue from Contracts with Customers (Topic 606).  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10), May 2016 (ASU 2016-12), December 2016 (ASU 2016-20), February 2017 (ASU 2017-05), and September 2017 (ASU-2017-13) and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09.  The amendments in ASU 2014-09 are effective for public business entities for annual periods, beginning after December 15, 2017.  The Company expects to adopt the revenue recognition guidance beginning July 1, 2018. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance and is in the final stages of its accounting analysis of the underlying contracts. The Company does not presently expect that changes in the timing of revenue recognition will be material to the amount of annual revenue recognized by the Company.

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

Index
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

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and six months ended December 31, 2017 and 2016 were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2017	2016	2017	2016
Interest cost	$55	$53	$110	$107
Expected return on plan assets	(62)	(46)	(124)	(115)
Amortization of net loss	42	49	84	98
Net periodic pension cost	$35	$56	$70	$90

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

The net periodic pension costs related to the SERP Plan for the three and six months ended December 31, 2017 were $107,000 and $208,000, respectively, and for the three and six months ended December 31, 2016 were $81,000 and $158,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $3.3 million and $2.9 million as of December 31, 2017 and June 30, 2017, respectively. The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

Index
(11)	Stock-Based Compensation

At December 31, 2017, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2017.

Stock Option Plan

At December 31, 2017 and 2016, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.  A summary of the Company’s stock option activity and related information for its option plan for the six months ended December 31, 2017 and 2016 is as follows:

	2017		2016
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	37,770	$6.25	64,770	$6.25
Exercised	(4,000)	$6.25	(27,000)	$6.25
Outstanding at period end	33,770	$6.25	37,770	$6.25
Exercisable at period end	33,770	$6.25	37,770	$6.25

The intrinsic value of options both outstanding and exercisable was $890,000 at December 31, 2017 and $629,000 at December 31, 2016.   The following table presents stock options outstanding and exercisable at December 31, 2017:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.25	33,770	0.75	$6.25

The total intrinsic value of the options exercised during the three and six months ended December 31, 2017 was approximately $80,000 and $103,000, respectively.  The total intrinsic value of the options exercised during the three and six months ended December 31, 2016 was approximately $208,000 and $339,000, respectively. There were no stock options granted during the three and six months ended December 31, 2017 or 2016.  All outstanding options were fully vested at December 31, 2017 and 2016.

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

A summary of the Company’s phantom stock option activity and related information for its option plan for the six months ended December 31, 2017 and 2016 is as follows:

	2017	2016
Number of options outstanding at beginning of year	1,522,720	1,352,554
Options granted	594,200	578,200
Options forfeited	(27,000)	-
Options paid in cash	(455,760)	(408,034)
Number of options outstanding at period end	1,634,160	1,522,720

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2017	2016	2017	2016
Cash paid out on options vested	$1,184	$845	$1,187	$845
Compensation costs recognized	460	347	820	588

Index
The total liability for the long-term incentive plan was $1.7 million and $2.0 million at December 31, 2017 and June 30, 2017, respectively, and is included in accrued expenses and other liabilities.

(12)	Income taxes

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of June 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate for its fiscal year 2018 and then a flat 21% thereafter.

Under generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As a result of the reduction in the corporate income tax rate under the Act, the Company revalued its deferred tax assets and liabilities at December 31, 2017. These re-measurements resulted in a discrete tax benefit of $251,000 that was recognized during the three months ended December 31, 2017. The Company’s revaluation of its deferred tax assets and liabilities is subject to further clarification of the Tax Act and refinements of its estimates. As a result, the actual impact on the deferred tax assets and liabilities and income tax expense due to the Tax Act may vary from the amounts estimated.

(13)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2017 and June 30, 2017 are presented in the following table:

(In thousands)
Accumulated other comprehensive loss:	December 31, 2017	June 30, 2017
Unrealized gain on available-for-sale securities, net of tax	$290	$612
Net losses and past service liability for defined benefit plan, net of tax	(1,604)	(1,604)
Accumulated other comprehensive loss	$(1,314)	$(992)

As a result of the enactment of the Tax Cuts and Jobs Act in December 2017, the tax effects of the rate change on deferred taxes associated with accumulated other comprehensive loss where recognized as a tax benefit through income tax expense.  This resulted in a “stranded” credit in accumulated other comprehensive loss representing the adjustment from 35% to 21% tax rate of $259,000.

(14)	Subsequent events

On January 16, 2018, the Board of Directors declared a cash dividend for the quarter ended December 31, 2017 of $0.0975 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.39 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 15, 2018, and will be paid on February 28, 2018.  The MHC intends to waive its receipt of this dividend.

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

Index
Comparison of Financial Condition at December 31, 2017 and June 30, 2017

ASSETS

Total assets of the Company were $1.1 billion at December 31, 2017 as compared to $982.3 million at June 30, 2017, an increase of $78.5 million, or 8.0%.  Securities available-for-sale and held-to-maturity amounted to $342.1 million, at December 31, 2017 as compared to $315.3 million, at June 30, 2017, an increase of $26.8 million, or 8.5%.   Net loans grew by $39.7 million, or 6.4%, to $663.9 million at December 31, 2017 as compared to $624.2 million at June 30, 2017.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $11.4 million to $27.7 million at December 31, 2017 from $16.3 million at June 30, 2017.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $26.8 million, or 8.5%, to $342.1 million at December 31, 2017 as compared to $315.3 million at June 30, 2017.  Securities purchases totaled $74.8 million during the six months ended December 31, 2017 and consisted of $62.1 million of state and political subdivision securities, $10.4 million of mortgage backed securities, and $2.3 million of U.S. government sponsored enterprises securities. Principal pay-downs and maturities during the six months amounted to $47.1 million, of which $9.2 million were mortgage-backed securities, $36.4 million were state and political subdivision securities, and $1.5 million were corporate debt securities. At December 31, 2017, 58.3% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. As a result of a reduction in the maximum Federal income tax rate from 35% to 21% effective January 1, 2018, the tax benefits to be received on these tax-exempt securities will be reduced in the future, resulting in a lower yield to be realized on these securities on a fully-taxable equivalent basis.  With this lower yield, the unrealized gain on state and political subdivision securities has decreased at December 31, 2017.  Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	December 31, 2017		June 30, 2017
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$5,623	1.6%	$4,717	1.5%
State and political subdivisions	71,720	21.0	58,112	18.4
Mortgage-backed securities-residential	4,096	1.2	4,913	1.5
Mortgage-backed securities-multifamily	20,071	5.9	20,765	6.6
Asset-backed securities	-	-	1	0.0
Corporate debt securities	1,257	0.4	2,791	1.0
Total debt securities	102,767	30.1	91,299	29.0
Equity securities	202	0.1	184	0.1
Total securities available-for-sale	102,969	30.2	91,483	29.1
Securities held-to-maturity:
U.S. government sponsored enterprises	7,246	2.1	6,000	1.9
State and political subdivisions	127,725	37.3	115,805	36.7
Mortgage-backed securities-residential	7,479	2.2	10,798	3.4
Mortgage-backed securities-multifamily	94,183	27.5	88,702	28.1
Corporate debt securities	1,000	0.3	1,000	0.3
Other securities	1,507	0.4	1,525	0.5
Total securities held-to-maturity	239,140	69.8	223,830	70.9
Total securities	$342,109	100.0%	$315,313	100.0%

Index
LOANS

Net loans receivable increased $39.7 million, or 6.4%, to $663.9 million at December 31, 2017 from $624.2 million at June 30, 2017.  The loan growth experienced during the six month period consisted primarily of $14.3 million in commercial real estate loans, $17.8 million in commercial loans, $4.5 million in multi-family real estate loans, and $6.7 million in residential real estate loans. This growth was partially offset by a decrease of $3.5 million in commercial construction loans. We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	December 31, 2017		June 30, 2017
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$252,015	37.4%	$245,331	38.7%
Residential construction and land	7,391	1.1	7,160	1.1
Multi-family	13,707	2.0	9,199	1.4
Commercial real estate	272,253	40.4	257,964	40.7
Commercial construction	24,901	3.7	28,430	4.5
Home equity	21,090	3.1	21,076	3.3
Consumer installment	4,925	0.7	4,790	0.8
Commercial loans	78,153	11.6	60,381	9.5
Total gross loans	674,435	100.0%	634,331	100.0%
Allowance for loan losses	(11,352)		(11,022)
Deferred fees and costs	790		878
Total net loans	$663,873		$624,187

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

Index
Analysis of allowance for loan losses activity

	At or for the six months ended December 31,
(Dollars in thousands)	2017	2016
Balance at the beginning of the period	$11,022	$9,485
Charge-offs:
Residential real estate	71	90
Consumer installment	177	141
Commercial loans	157	-
Total loans charged off	405	231

Recoveries:
Consumer installment	36	35
Commercial loans	-	3
Total recoveries	36	38

Net charge-offs	369	193

Provisions charged to operations	699	1,129
Balance at the end of the period	$11,352	$10,421

Net charge-offs to average loans outstanding (annualized)	0.12%	0.07%
Net charge-offs to nonperforming assets (annualized)	16.16%	9.27%
Allowance for loan losses to nonperforming loans	309.91%	272.30%
Allowance for loan losses to total loans receivable	1.68%	1.73%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	December 31, 2017	June 30, 2017
Nonaccruing loans:
Residential real estate	$1,752	$1,240
Commercial real estate	1,108	1,452
Commercial construction	176	176
Home equity	333	218
Consumer installment	10	10
Commercial	284	476
Total nonaccruing loans	3,663	3,572
90 days & accruing
Residential real estate	-	69
Total 90 days & accruing	-	69
Total nonperforming loans	3,663	3,641
Foreclosed real estate:
Residential real estate	79	-
Commercial real estate	826	799
Total foreclosed real estate	905	799
Total nonperforming assets	$4,568	$4,440

Troubled debt restructuring:
Nonperforming (included above)	$594	$932
Performing (accruing and excluded above)	1,556	916

Total nonperforming assets as a percentage of total assets	0.43%	0.45%
Total nonperforming loans to net loans	0.55%	0.58%

The table below details additional information related to nonaccrual loans for the three and six months ended December 31:

	For the three months ended December 31,		For the six months ended December 31
(In thousands)	2017	2016	2017	2016
Interest income that would have been recorded if loans had been performing in accordance with original terms	$59	$56	$137	$136
Interest income that was recorded on nonaccrual loans	31	26	65	54

Nonperforming assets amounted to $4.6 million at December 31, 2017 and $4.4 million at June 30, 2017, an increase of $128,000 or 2.9%.  Loans on nonaccrual status totaled $3.7 million at December 31, 2017 of which $1.9 million were in the process of foreclosure. At December 31, 2017, there were thirteen residential loans in the process of foreclosure totaling $1.3 million.  Included in nonaccrual loans were $1.7 million of loans which were less than 90 days past due at December 31, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $66,000 of loans which were making payments pursuant to forbearance agreements.   Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  Loans on nonaccrual status totaled $3.6 million at June 30, 2017 of which $1.6 million were in the process of foreclosure.  Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $179,000 of loans which were making payments pursuant to forbearance agreements.

Index
Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans at December 31, 2017 and June 30, 2017:

(In thousands)	December 31, 2017	June 30, 2017
Balance of impaired loans, with a valuation allowance	$2,732	$2,071
Allowances relating to impaired loans included in allowance for loan losses	533	436
Balance of impaired loans, without a valuation allowance	1,341	1,181
Total impaired loans	4,073	3,252

	For the three months ended December 31,		For the six months ended December 31,
(In thousands)	2017	2016	2017	2016
Average balance of impaired loans for the periods ended	$3,931	$3,222	$3,816	$3,123
Interest income recorded on impaired loans during the periods ended	27	24	49	52

DEPOSITS

Total deposits increased to $920.8 million at December 31, 2017 from $859.5 million at June 30, 2017, an increase of $61.3 million, or 7.1%. NOW deposits increased $59.5 million, or 15.2%, money market deposits increased $2.0 million, or 1.7%, savings deposits increased $8.1 million, or 4.1% and noninterest-bearing deposits increased $3.4 million, or 3.6% when comparing December 31, 2017 and June 30, 2017. These increases were partially offset by a decrease in certificates of deposit of $11.9 million, or 22.2%, when comparing December 31, 2017 and June 30, 2017. Included within certificates of deposits at December 31, 2017 and June 30, 2017 were $3.9 million and $15.0 million, respectively, in brokered certificates of deposit. These increases were the result of a $39.9 million increase in municipal deposits at Greene County Commercial Bank, primarily from continued growth in new account relationships as well as tax collection.

(In thousands)	December 31, 2017	Percentage of Portfolio	June 30, 2017	Percentage of Portfolio
Noninterest-bearing deposits	$99,388	10.8%	$95,929	11.2%
Certificates of deposit	41,826	4.6	53,742	6.3
Savings deposits	205,426	22.3	197,288	22.9
Money market deposits	121,838	13.2	119,806	13.9
NOW deposits	452,273	49.1	392,770	45.7
Total deposits	$920,751	100.0%	$859,535	100.0%

BORROWINGS

At December 31, 2017, The Bank of Greene County had pledged approximately $273.7 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $225.1 million at December 31, 2017, of which $40.5 million in borrowings and $44.0 million in irrevocable stand-by letters of credit were outstanding at December 31, 2017.  There were $20.3 million of short-term or overnight borrowings outstanding at December 31, 2017. The remaining $20.2 million consisted of long-term fixed rate advances with a weighted average rate of 1.62% and a weighted average maturity of 25 months.  The $44.0 million of irrevocable stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At December 31, 2017, approximately $1.3 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2017 or June 30, 2017.

Index
The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $5.0 million, respectively. At December 31, 2017 and June 30, 2017, there were no balances outstanding on either of these lines of credit. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  At December 31, 2017 and June 30, 2017 there were no balances outstanding on this line of credit. All of these lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.

Scheduled maturities of long-term borrowings at December 31, 2017 were as follows:

(In thousands)
Within the twelve months ended December 31,
2018	$5,000
2019	3,500
2020	6,500
2021	2,950
2022	2,200
$20,150

EQUITY

Shareholders’ equity increased to $89.6 million at December 31, 2017 from $83.5 million at June 30, 2017, as net income of $7.1 million was partially offset by dividends declared and paid of $763,000, and  a $322,000 increase in accumulated other comprehensive loss. Other changes in equity, an increase of $25,000, were the result of options exercised with the Company’s 2008 Stock Option Plan.

Selected Equity Data:

	December 31, 2017	June 30, 2017
Shareholders’ equity to total assets, at end of period	8.44%	8.50%

Book value per share	$10.53	$9.82
Closing market price of common stock	$32.60	$27.20

	For the six months ended December 31,
	2017	2016
Average shareholders’ equity to average assets	8.49%	8.65%
Dividend payout ratio[1]	23.21%	29.69%
Actual dividends paid to net income[2]	10.73%	13.66%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.2% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the six months ended December 31, 2017 and 2016.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three and Six Months Ended December 31, 2017 and 2016

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and six months ended December 31, 2017 and 2016.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended December 31,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$658,990	$7,287	4.42%	$578,184	$6,382	4.42%
Securities[2]	340,403	2,016	2.37	298,137	2,061	2.77
Interest-bearing bank balances and federal funds	27,159	87	1.28	3,872	5	0.52
FHLB stock	1,689	30	7.10	2,289	36	6.29
Total interest-earning assets	1,028,241	9,420	3.66%	882,482	8,484	3.85%
Cash and due from banks	8,933			7,829
Allowance for loan losses	(11,167)			(10,110)
Other noninterest-earning assets	18,362			18,074
Total assets	$1,044,369			$898,275

Interest-Bearing Liabilities:
Savings and money market deposits	$324,300	$261	0.32%	$298,967	$238	0.32%
NOW deposits	464,907	523	0.45	348,601	331	0.38
Certificates of deposit	38,768	83	0.86	42,432	79	0.74
Borrowings	22,783	93	1.63	36,107	105	1.16
Total interest-bearing liabilities	850,758	960	0.45%	726,107	753	0.41%
Noninterest-bearing deposits	99,200			87,690
Other noninterest-bearing liabilities	6,412			7,199
Shareholders' equity	87,999			77,279
Total liabilities and equity	$1,044,369			$898,275

Net interest income		$8,460			$7,731
Net interest rate spread			3.21%			3.44%
Net earnings assets	$177,483			$156,375
Net interest margin			3.29%			3.50%
Average interest-earning assets to average interest-bearing liabilities	120.86%			121.54%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin

	For the three months ended December 31,
(Dollars in thousands)	2017	2016
Net interest income (GAAP)	$8,460	$7,731
Tax-equivalent adjustment(1)	532	537
Net interest income (fully taxable-equivalent)	$8,992	$8,268

Average interest-earning assets	$1,028,241	$882,482
Net interest margin (fully taxable-equivalent)	3.50%	3.75%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 28.1% and 34% for federal income taxes and 3.62% and 3.32% for New York State income taxes for the period ended December 31, 2017 and 2016, respectively.

Index
	Six months ended December 31,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$649,121	$14,346	4.42%	$560,427	$12,435	4.44%
Securities[2]	334,645	4,005	2.39	300,023	3,794	2.53
Interest-bearing bank balances and federal funds	16,035	99	1.23	2,486	8	0.64
FHLB stock	1,838	59	6.42	2,574	61	4.74
Total interest-earning assets	1,001,639	18,509	3.69%	865,510	16,298	3.77%
Cash and due from banks	9,115			7,847
Allowance for loan losses	(11,117)			(9,845)
Other noninterest-earning assets	18,575			18,153
Total assets	$1,018,212			$881,665

Interest-Bearing Liabilities:
Savings and money market deposits	$321,304	$517	0.32%	$295,218	$470	0.32%
NOW deposits	438,882	986	0.45	329,174	628	0.38
Certificates of deposit	41,202	173	0.84	42,626	156	0.73
Borrowings	25,566	203	1.59	42,449	226	1.06
Total interest-bearing liabilities	826,954	1,879	0.45%	709,467	1,480	0.42%
Noninterest-bearing deposits	97,626			87,988
Other noninterest-bearing liabilities	7,184			7,952
Shareholders' equity	86,448			76,258
Total liabilities and equity	$1,018,212			$881,665

Net interest income		$16,630			$14,818
Net interest rate spread			3.24%			3.35%
Net earnings assets	$174,685			$156,043
Net interest margin			3.32%			3.42%
Average interest-earning assets to average interest-bearing liabilities	121.12%			121.99%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Non-GAAP taxable-equivalent net interest income and net interest margin
	For the six months ended December 31,
(Dollars in thousands)	2017	2016
Net interest income (GAAP)	$16,630	$14,818
Tax-equivalent adjustment(1)	1,037	1,057
Net interest income (fully taxable-equivalent)	$17,667	$15,875

Average interest-earning assets	$1,001,639	$865,510
Net interest margin (fully taxable-equivalent)	3.53%	3.67%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 28.1% and 34% for federal income taxes and 3.62% and 3.32% for New York State income taxes for the period ended December 31, 2017 and 2016, respectively.

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

(Dollars in thousands)	Three Months Ended December 31, 2017 versus 2016			Six Months Ended December 31, 2017 versus 2016

	Increase/(Decrease) Due To		Total Increase/ (Decrease)	Increase/(Decrease) Due To		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate

Interest Earning Assets:
Loans receivable, net[1]	$905	$-	$905	$1,967	$(56)	$1,911
Securities[2]	273	(318)	(45)	427	(216)	211
Interest-bearing bank balances and federal funds	66	16	82	78	13	91
FHLB stock	(10)	4	(6)	(20)	18	(2)
Total interest-earning assets	1,234	(298)	936	2,452	(241)	2,211

Interest-Bearing Liabilities:
Savings and money market deposits	23	-	23	47	-	47
NOW deposits	124	68	192	231	127	358
Certificates of deposit	(7)	11	4	(5)	22	17
Borrowings	(46)	34	(12)	(110)	87	(23)
Total interest-bearing liabilities	94	113	207	163	236	399
Net change in net interest income	$1,140	$(411)	$729	$2,289	$(477)	$1,812

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.39% for the three months ended December 31, 2017 as compared to 1.30% for the three months ended December 31, 2016, and was 1.40% and 1.23% for the six months ended December 31, 2017 and 2016, respectively.  Annualized return on average equity increased to 16.55% for the three months and 16.45% for the six months ended December 31, 2017 as compared to 15.15% for the three months and 14.25% for the six months ended December 31, 2016.  The increase in return on average assets and return on average equity was primarily the result of growth in net income resulting from growth in earning assets.  Net income amounted to $3.6 million and $2.9 million for the three months ended December 31, 2017 and 2016, respectively, an increase of $714,000 or 24.4% and amounted to $7.1 million and $5.4 million for the six months ended December 31, 2017 and 2016, respectively, an increase of $1.7 million or 30.9%.  Average assets increased $146.1 million, or 16.3% to $1.0 billion for the three months ended December 31, 2017 as compared to $898.3 million for the three months ended December 31, 2016.  Average equity increased $10.7 million, or 13.8%, to $88.0 million for the three months ended December 31, 2017 as compared to $77.3 million for the three months ended December 31, 2016. Average assets increased $136.5 million, or 15.5%, to $1.0 billion for the six months ended December 31, 2017 as compared to $881.7 million for the six months ended December 31, 2016.  Average equity increased $10.1 million, or 13.2%, to $86.4 million for the six months ended December 31, 2017 as compared to $76.3 million for the six months ended December 31, 2016.

Index
INTEREST INCOME

Interest income amounted to $9.4 million for the three months ended December 31, 2017 as compared to $8.5 million for the three months ended December 31, 2016, an increase of $936,000, or 11.0%.  Interest income amounted to $18.5 million for the six months ended December 31, 2017 as compared to $16.3 million for the six months ended December 31, 2016, an increase of $2.2 million, or 13.5%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the three and six months ended December 31, 2017 and 2016, which were offset by a decrease in the yield on loans and securities. Average loan balances increased $80.8 million and $88.7 million while the yield on loans remained unchanged and decreased two basis points when comparing the three and six months ended December 31, 2017 and 2016, respectively.   Average securities increased $42.3 million and $34.6 million and the yield on such securities decreased 40 basis points and 14 basis points when comparing the three and six months ended December 31, 2017 and 2016, respectively.  The lower yield on securities is the result of a decrease in prepayment penalty income on mortgage-backed securities, included in interest income, of $355,000 when comparing the three months ended December 31, 2017 and 2016 and $256,000 when comparing the six months ended December 31, 2017 and 2016.

INTEREST EXPENSE

Interest expense amounted to $960,000 for the three months ended December 31, 2017 as compared to $753,000 for the three months ended December 31, 2016, an increase of $207,000, or 27.5%. Interest expense amounted to $1.9 million for the six months ended December 31, 2017 as compared to $1.5 million for the six months ended December 31, 2016, an increase of $399,000, or 27.0%.  Increases in average balances on interest-bearing liabilities as well as an increase in rates paid on deposits contributed to the increase in overall interest expense.  As illustrated in the rate/volume table, interest expense increased $94,000 and $163,000 when comparing the three and six months ended December 31, 2017 and 2016, respectively, due to a $124.7 million and $117.5 million increase in the average balances on interest-bearing liabilities when comparing these same periods.  The average rate paid on interest-bearing liabilities increased four basis points to 0.45% from 0.41% when comparing the three months ended December 31, 2017 and 2016, respectively, and increased three basis points to 0.45% from 0.42% when comparing the six months ended December 31, 2017 and 2016.

Average deposits increased $138.0 million and $134.4 million for the three and six months ended December 31, 2017 and 2016, respectively, as a result of continued growth across all three of our primary banking lines – retail, commercial and municipal.  The average rate paid on NOW deposits increased seven basis points when comparing the three months ended December 31, 2017 and 2016, and the average balance of such accounts grew by $116.3 million when comparing these same periods. The average rate paid on NOW deposits increased seven basis points when comparing the six months ended December 31, 2017 and 2016, and the average balance of such accounts increased $109.7 million when comparing these same periods. The average balance of savings and money market deposits increased $25.3 million and $26.1 million when comparing the three and six months ended December 31, 2017 and 2016, respectively. The rates paid on savings and money market deposits remained unchanged when comparing the three and six months ended December 31, 2017 and 2016. The average balance of certificates of deposit decreased $3.6 million and $1.4 million when comparing the three and six months ended December 31, 2017 and 2016, respectively. The average rate paid on certificate of deposits increased 12 basis points when comparing the three months ended December 31, 2017 and 2016, and increased 11 basis points when comparing the six months ended December 31, 2017 and 2016. This increase in rate paid on certificates of deposit for the six months is the result of the promotion of a five year certificate product.

The average balance on borrowings decreased $13.3 million and the rate increased 47 basis points when comparing the three months ended December 31, 2017 and 2016.  The average balance on borrowings decreased $16.8 million and the rate increased 53 basis points when comparing the six months ended December 31, 2017 and 2016.  This was the result of a decrease in the average balance of short-term borrowings when comparing both the three and six month periods ended December 31, 2017 and 2016, resulting in a higher mix of longer term, higher rate borrowings.

NET INTEREST INCOME

Net interest income increased $729,000 to $8.5 million for the three months ended December 31, 2017 from $7.7 million for the three months ended December 31, 2016. Net interest income increased $1.8 million to $16.6 million for the six months ended December 31, 2017 from $14.8 million for the six months ended December 31, 2016.  These increases in net interest income were primarily the result of the growth in the average balance of interest-earning assets.

Net interest spread decreased 23 basis points to 3.21% for the three months ended December 31, 2017 compared to 3.44% for the three months ended December 31, 2016. Net interest margin decreased 21 basis points to 3.29% for the three months ended December 31, 2017 compared to 3.50% for the three months ended December 31, 2016.   Net interest spread and margin decreased 11 and 10 basis points to 3.24% and 3.32%, respectively, for the six months ended December 31, 2017 compared to 3.35% and 3.42%, respectively, for the six months ended December 31, 2016.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.50% and 3.75% for the three months ended December 31, 2017 and 2016, respectively. Tax equivalent net interest margin was 3.53% and 3.67% for the six months ended December 31, 2017 and 2016, respectively.  Tax equivalent net interest margin for the three and six months ended December 31, 2017 have been adjusted to reflect the Federal blended statutory tax rate applicable to our fiscal year 2018 of 28.1% resulting from the TCJA.  As a result of utilizing this lower statutory tax rate for the periods ended December 31, 2017, the tax equivalent net interest margin decreased six basis points for both the three and six months ended December 31, 2017.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. The provision for loan losses amounted to $352,000 and $586,000 for the three months ended December 31, 2017 and 2016, respectively. The provision for loan losses amounted to $699,000 and $1.1 million for the six months ended December 31, 2017 and 2016, respectively.   Net charge-offs amounted to $98,000 and $141,000 for the three months ended December 31, 2017 and 2016, respectively, and amounted to $369,000 and $193,000 for the six months ended December 31, 2017 and 2016, respectively.

Allowance for loan losses to total loans receivable decreased to 1.68% as of December 31, 2017 as compared to 1.74% as of June 30, 2016, and 1.73% as of December 31, 2016. Nonperforming loans amounted to $3.7 million and $3.6 million at December 31, 2017 and June 30, 2017, respectively. At December 31, 2017 and June 30, 2017, respectively, nonperforming assets to total assets were 0.43% and 0.45% and nonperforming loans to net loans were 0.55% and 0.58%.  At December 31, 2016, nonperforming assets to total assets were 0.45% and nonperforming loans to net loans were 0.65%. The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest income:	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Service charges on deposit accounts	$934	$820	$114	13.90%	$1,785	$1,593	$192	12.05%
Debit card fees	591	510	81	15.88	1,157	1,001	156	15.58
Investment services	122	67	55	82.09	194	137	57	41.61
E-commerce fees	35	31	4	12.90	73	63	10	15.87
Other operating income	205	184	21	11.41	418	367	51	13.90
Total noninterest income	$1,887	$1,612	$275	17.06%	$3,627	$3,161	$466	14.74%

Noninterest income increased $275,000, or 17.1%, to $1.9 million for the three months ended December 31, 2017 as compared to $1.6 million for the three months ended December 31, 2016.  Noninterest income increased $466,000, or 14.7%, to $3.6 million for the six months ended December 31, 2017 as compared to $3.2 million for the six months ended December 31, 2016. These increases are primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards, as well as increased monthly or transactional service charges on deposit accounts.

NONINTEREST EXPENSE

(In thousands)	For the three months ended December 31		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest expense:	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Salaries and employee benefits	$3,110	$2,787	$323	11.59%	$6,037	$5,455	$582	10.67%
Occupancy expense	355	339	16	4.72	711	719	(8)	(1.11)
Equipment and furniture expense	158	132	26	19.70	271	252	19	7.54
Service and data processing fees	540	499	41	8.22	1,027	947	80	8.45
Computer software, supplies and support	162	148	14	9.46	305	294	11	3.74
Advertising and promotion	112	85	27	31.76	167	208	(41)	(19.71)
FDIC insurance premiums	93	93	-	0.00	186	207	(21)	(10.14)
Legal and professional fees	229	220	9	4.09	460	418	42	10.05
Other	553	485	68	14.02	1,041	1,042	(1)	(0.10)
Total noninterest expense	$5,312	$4,788	$524	10.94%	$10,205	$9,542	$663	6.95%

Index
Noninterest expense increased $524,000, or 10.9%, to $5.3 million for the three months ended December 31, 2017 as compared to $4.8 million for the three months ended December 31, 2016. Noninterest expense increased $663,000, or 7.0%, to $10.2 million for the six months ended December 31, 2017 as compared to $9.5 million for the six months ended December 31, 2016. These increases in noninterest expense are primarily the result of an increase in salaries and employee benefits expenses, resulting from additional staffing to support the Bank’s growth.  New positions were added within the Bank’s lending department, customer service center, investment center and for the Bank’s new branch in Copake, New York. The increase is also due to higher service and data processing fees resulting from costs associated with offering more services to customers through online banking.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 22.3% and 24.0% for the three and six months ended December 31, 2017, respectively compared to 26.3% and 25.7% for the three and six months ended December 31, 2016.   The decrease in the effective tax rate for the three and six months ended December 31, 2017 is primarily the result of a net tax benefit of $251,000 recognized at December 31, 2017 as a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in December 2017. The effective tax rate decreased from 27.6% to 22.3% for the three months ended December 31, 2017 and decreased from 26.6% to 24.0% for the six months ended December 31, 2017 as a result of this adjustment.

The TCJA permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017.  The lower corporate income tax rate means that deferred tax assets and liabilities that will be deductible or taxable in the future would need to be computed at the new tax rate.  Additionally, fiscal year-end taxpayers such as Greene County Bancorp, Inc. are required to utilize a “blended rate” in calculating the effective tax rate for the fiscal year based on a ratio utilizing the number of days at the 35% tax rate and the number of days at the 21% tax rate.  Greene County Bancorp, Inc.’s statutory blended rate for fiscal 2018 is approximately 28%. This statutory rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefit derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

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

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at December 31, 2017:

(In thousands)	2017
Unfunded loan commitments	$52,544
Unused lines of credit	55,525
Total commitments	$108,069

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

Index
The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2017 and June 30, 2017.  Consolidated shareholders’ equity represented 8.4% of total assets at December 31, 2017 and 8.5% at June 30, 2017.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required

As of December 31, 2017:

Total risk-based capital	$96,076	15.7%	$48,936	8.0%	$61,170	10.0%	7.706%	1.250%
Tier 1 risk-based capital	88,321	14.4	36,702	6.0	48,936	8.0	8.439	1.250
Common equity tier 1 capital	88,321	14.4	27,527	4.5	39,761	6.5	9.939	1.250
Tier 1 leverage ratio	88,321	8.5	41,747	4.0	52,184	5.0	4.462	1.250

As of June 30, 2017:

Total risk-based capital	$87,719	15.8%	$44,433	8.0%	$55,542	10.0%	7.794%	1.250%
Tier 1 risk-based capital	80,671	14.5	33,325	6.0	44,433	8.0	8.525	1.250
Common equity tier 1 capital	80,671	14.5	24,994	4.5	36,102	6.5	10.024	1.250
Tier 1 leverage ratio	80,671	8.5	38,056	4.0	47,571	5.0	4.479	1.250

Greene County Commercial Bank

As of December 31, 2017:

Total risk-based capital	$32,552	42.9%	$6,069	8.0%	$7,587	10.0%	34.907%	1.250%
Tier 1 risk-based capital	32,552	42.9	4,552	6.0	6,069	8.0	36.907	1.250
Common equity tier 1 capital	32,552	42.9	3,414	4.5	4,931	6.5	38.407	1.250
Tier 1 leverage ratio	32,552	8.31	15,675	4.0	19,593	5.0	4.307	1.250

As of June 30, 2017:

Total risk-based capital	$30,095	40.1%	$6,011	8.0%	$7,514	10.0%	32.053%	1.250%
Tier 1 risk-based capital	30,095	40.1	4,508	6.0	6,011	8.0	34.053	1.250
Common equity tier 1 capital	30,095	40.1	3,381	4.5	4,884	6.5	35.550	1.250
Tier 1 leverage ratio	30,095	9.6	12,508	4.0	15,635	5.0	5.624	1.250

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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

Index
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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: February 14, 2018

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date: February 14, 2018

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer