Form 10-Q
period 2018-03-31
GREENE COUNTY BANCORP INC
filed 2018-05-14
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 14, 2018, the registrant had 8,526,614 shares of common stock outstanding at $ 0.10 par value per share.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At March 31, 2018 and June 30, 2017
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2018	June 30, 2017
Total cash and cash equivalents	$74,604	$16,277

Long term certificate of deposit	2,385	2,145
Securities available-for-sale, at fair value	117,627	91,483
Securities held-to-maturity, at amortized cost (fair value $277,799 at March 31, 2018; $228,452 at June 30, 2017)	277,432	223,830
Federal Home Loan Bank stock, at cost	1,485	2,131

Loans	689,370	634,331
Allowance for loan losses	(11,622)	(11,022)
Unearned origination fees and costs, net	747	878
Net loans receivable	678,495	624,187

Premises and equipment	13,361	13,615
Accrued interest receivable	5,079	4,033
Foreclosed real estate	208	799
Prepaid expenses and other assets	3,112	3,791
Total assets	$1,173,788	$982,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$100,729	$95,929
Interest-bearing deposits	951,518	763,606
Total deposits	1,052,247	859,535

Borrowings from Federal Home Loan Bank, short-term	-	6,900
Borrowings from Federal Home Loan Bank, long-term	18,150	22,650
Accrued expenses and other liabilities	10,724	9,685
Total liabilities	1,081,121	898,770

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares; Outstanding - 8,526,614 shares at March 31, 2018, and 8,502,614 shares at June 30, 2017	861	861
Additional paid-in capital	11,050	10,990
Retained earnings	82,975	73,072
Accumulated other comprehensive loss	(1,899)	(992)
Treasury stock, at cost 84,726 shares at March 31, 2018, and 108,726 shares at June 30, 2017	(320)	(410)
Total shareholders’ equity	92,667	83,521
Total liabilities and shareholders’ equity	$1,173,788	$982,291

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2018 and 2017
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
Interest income:
Loans	$7,454	$6,598	$21,800	$19,033
Investment securities - taxable	185	156	513	452
Mortgage-backed securities	929	751	2,537	2,634
Investment securities - tax exempt	1,147	898	3,275	2,574
Interest-bearing deposits and federal funds sold	161	8	260	16
Total interest income	9,876	8,411	28,385	24,709

Interest expense:
Interest on deposits	939	657	2,615	1,911
Interest on borrowings	77	127	280	353
Total interest expense	1,016	784	2,895	2,264

Net interest income	8,860	7,627	25,490	22,445
Provision for loan losses	345	343	1,044	1,472
Net interest income after provision for loan losses	8,515	7,284	24,446	20,973

Noninterest income:
Service charges on deposit accounts	932	746	2,717	2,339
Debit card fees	566	490	1,723	1,491
Investment services	138	100	332	237
E-commerce fees	31	31	104	94
Other operating income	192	215	610	582
Total noninterest income	1,859	1,582	5,486	4,743

Noninterest expense:
Salaries and employee benefits	3,485	2,992	9,522	8,447
Occupancy expense	448	442	1,159	1,161
Equipment and furniture expense	159	104	430	356
Service and data processing fees	539	508	1,566	1,455
Computer software, supplies and support	175	162	480	456
Advertising and promotion	74	79	241	287
FDIC insurance premiums	115	86	301	293
Legal and professional fees	223	207	683	625
Other	564	443	1,605	1,485
Total noninterest expense	5,782	5,023	15,987	14,565

Income before provision for income taxes	4,592	3,843	13,945	11,151
Provision for income taxes	915	946	3,156	2,821
Net income	$3,677	$2,897	$10,789	$8,330

Basic earnings per share	$0.43	$0.34	$1.27	$0.98
Basic average shares outstanding	8,517,614	8,502,614	8,508,103	8,492,501
Diluted earnings per share	$0.43	$0.34	$1.26	$0.98
Diluted average shares outstanding	8,536,407	8,519,376	8,533,850	8,509,752
Dividends per share	$0.0975	$0.0950	$0.2925	$0.2850

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended March 31, 2018 and 2017
(Unaudited)
(In thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
Net Income	$3,677	$2,897	$10,789	$8,330
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale securities, net of income tax (benefit) expense of ($58) and $27, for the three months, and ($316) and ($503), for the nine months ended March 31, 2018 and 2017 respectively	(384)	41	(648)	(793)

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income taxes of $- and $- for the three months, and $- and $1 for the nine months ended March 31, 2018 and 2017, respectively	-	1	-	2

Total other comprehensive (loss) income, net of taxes	(384)	42	(648)	(791)

Comprehensive income	$3,293	$2,939	$10,141	$7,539

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2018 and 2017
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2016	$861	$10,872	$63,805	$(725)	$(512)	$74,301
Options exercised		67			102	169
Tax benefit of stock based compensation		51				51
Dividends declared			(1,112)			(1,112)
Net income			8,330			8,330
Other comprehensive loss, net of taxes				(791)		(791)
Balance at March 31, 2017	$861	$10,990	$71,023	$(1,516)	$(410)	$80,948

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2017	$861	$10,990	$73,072	$(992)	$(410)	$83,521
Options exercised		60			90	150
Dividends declared			(1,145)			(1,145)
Net income			10,789			10,789
Reclassification adjustment[1]			259	(259)		-
Other comprehensive loss, net of taxes				(648)		(648)
Balance at March 31, 2018	$861	$11,050	$82,975	$(1,899)	$(320)	$92,667

(1)
Adoption of Accounting Standard Update 2018-02, reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the newly enacted Federal corporate income tax rate from 34% to 21%.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2018 and 2017
(Unaudited)
(In thousands)
	2018	2017
Cash flows from operating activities:
Net Income	$10,789	$8,330
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	478	479
Deferred income tax benefit	(1,349)	(962)
Net amortization of premiums and discounts	519	614
Net amortization of deferred loan costs and fees	380	358
Provision for loan losses	1,044	1,472
(Gains) losses on sale of foreclosed real estate	(33)	73
Excess tax benefit from share based compensation	-	(51)
Net increase in accrued income taxes	3,125	753
Net increase in accrued interest receivable	(1,046)	(433)
Net increase in prepaid and other assets	(782)	(156)
Net increase (decrease) in other liabilities	1,039	(185)
Net cash provided by operating activities	14,164	10,292

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	42,817	55,945
Purchases of securities	(72,299)	(40,243)
Principal payments on securities	2,335	6,034
Securities held-to-maturity:
Proceeds from maturities	10,021	7,358
Purchases of securities	(73,951)	(24,835)
Principal payments on securities	9,849	7,551
Net redemption of Federal Home Loan Bank Stock	646	1,069
Purchases of long term certificates of deposit	(240)	-
Maturity of long term certificate of deposit	-	65
Net increase in loans receivable	(55,980)	(85,840)
Proceeds from sale of foreclosed real estate	872	212
Purchases of premises and equipment	(224)	(76)
Net cash used by investing activities	(136,154)	(72,760)

Cash flows from financing activities
Net decrease in short-term advances	(6,900)	(25,600)
Proceeds from long-term FHLB advances	-	4,850
Repayment of long-term FHLB advances	(4,500)	(2,500)
Payment of cash dividends	(1,145)	(1,112)
Proceeds from issuance of stock options	150	169
Excess tax benefit from share based compensation	-	51
Net increase in deposits	192,712	106,302
Net cash provided by financing activities	180,317	82,160

Net increase in cash and cash equivalents	58,327	19,692
Cash and cash equivalents at beginning of period	16,277	15,895
Cash and cash equivalents at end of period	$74,604	$35,587

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$240	$123
Cash paid during period for:
Interest	$2,902	$2,253
Income taxes	$1,500	$3,030

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Nine Months Ended March 31, 2018 and 2017

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2017 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three and nine months ended March 31, 2018 and 2017 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three and nine months ended March 31, 2018.

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

(4)	Securities

Securities at March 31, 2018 consisted of the following:
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,548	$42	$20	$5,570
State and political subdivisions	87,351	114	3	87,462
Mortgage-backed securities-residential	3,810	21	94	3,737
Mortgage-backed securities-multi-family	19,055	122	247	18,930
Corporate debt securities	1,773	-	51	1,722
Total debt securities	117,537	299	415	117,421
Equity securities	62	144	-	206
Total securities available-for-sale	117,599	443	415	117,627
Securities held-to-maturity:
U.S. government sponsored enterprises	9,242	-	218	9,024
State and political subdivisions	134,697	2,807	576	136,928
Mortgage-backed securities-residential	6,938	92	4	7,026
Mortgage-backed securities-multi-family	123,204	228	1,977	121,455
Corporate debt securities	1,000	9	-	1,009
Other securities	2,351	17	11	2,357
Total securities held-to-maturity	277,432	3,153	2,786	277,799
Total securities	$395,031	$3,596	$3,201	$395,426

Index
Securities at June 30, 2017 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,566	$151	$-	$4,717
State and political subdivisions	57,885	227	-	58,112
Mortgage-backed securities-residential	4,868	72	27	4,913
Mortgage-backed securities-multi-family	20,344	483	62	20,765
Asset-backed securities	1	-	-	1
Corporate debt securities	2,765	29	3	2,791
Total debt securities	90,429	962	92	91,299
Equity securities	62	122	-	184
Total securities available-for-sale	90,491	1,084	92	91,483
Securities held-to-maturity:
U.S. government sponsored enterprises	6,000	-	53	5,947
State and political subdivisions	115,805	3,434	95	119,144
Mortgage-backed securities-residential	10,798	274	2	11,070
Mortgage-backed securities-multi-family	88,702	1,259	199	89,762
Corporate debt securities	1,000	-	5	995
Other securities	1,525	21	12	1,534
Total securities held-to-maturity	223,830	4,988	366	228,452
Total securities	$314,321	$6,072	$458	$319,935

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  At March 31, 2018, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$978	$20	1	$-	$-	-	$978	$20	1
State and political subdivisions	5,656	3	10	-	-	-	5,656	3	10
Mortgage-backed securities-residential	2,636	94	4	-	-	-	2,636	94	4
Mortgage-backed securities-multi-family	9,790	247	6	-	-	-	9,790	247	6
Corporate debt securities	1,467	49	6	255	2	1	1,722	51	7
Total securities available-for-sale	20,527	413	27	255	2	1	20,782	415	28
Securities held-to-maturity:
U.S. government sponsored enterprises	7,071	171	1	1,953	47	1	9,024	218	2
State and political subdivisions	34,843	491	165	3,723	85	37	38,566	576	202
Mortgage-backed securities-residential	1,033	4	1	-	-	-	1,033	4	1
Mortgage-backed securities-multi-family	84,677	1,923	43	2,464	54	3	87,141	1,977	46
Other securities	914	11	4	-	-	-	914	11	4
Total securities held-to-maturity	128,538	2,600	214	8,140	186	41	136,678	2,786	255
Total securities	$149,065	$3,013	241	$8,395	$188	42	$157,460	$3,201	283

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in earnings.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.  Also, a decline in the fair value of tax-exempt securities is due to a decrease in the maximum Federal income tax rate from 35% to 21% effective January 1, 2018, resulting in a lower yield to be realized on these securities on a fully-taxable equivalent basis.

There were no transfers of securities available-for-sale to held-to-maturity during the three and nine months ended March 31, 2018 or 2017. During the three and nine months ended March 31, 2018 and 2017, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and nine months ended March 31, 2018 and 2017.

Index
The estimated fair values of debt securities at March 31, 2018, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$87,351	$87,462
After one year through five years	4,808	4,847
After five years through ten years	2,513	2,445
After ten years	-	-
Total available-for-sale debt securities	94,672	94,754
Mortgage-backed and asset-backed securities	22,865	22,667
Equity securities	62	206
Total available-for-sale securities	117,599	117,627

Held-to-maturity debt securities
Within one year	22,243	22,383
After one year through five years	61,151	61,744
After five years through ten years	46,536	46,882
After ten years	17,360	18,309
Total held-to-maturity debt securities	147,290	149,318
Mortgage-backed	130,142	128,481
Total held-to-maturity securities	277,432	277,799
Total securities	$395,031	$395,426

At March 31, 2018 and June 30, 2017, respectively, securities with an aggregate fair value of $381.8 million and $305.7 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  At March 31, 2018 and June 30, 2017, securities with an aggregate fair value of $1.7 million and $2.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the three and nine months ended March 31, 2018 or 2017.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and nine months ended March 31, 2018 or 2017.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at March 31, 2018 and June 30, 2017 are summarized as follows:

(In thousands)	March 31, 2018	June 30, 2017
Residential real estate:
Residential real estate	$253,345	$245,331
Residential construction and land	8,153	7,160
Multi-family	14,201	9,199
Commercial real estate:
Commercial real estate	279,476	257,964
Commercial construction	30,495	28,430
Consumer loan:
Home equity	21,290	21,076
Consumer installment	4,863	4,790
Commercial loans	77,547	60,381
Total gross loans	689,370	634,331
Allowance for loan losses	(11,622)	(11,022)
Deferred fees and costs	747	878
Loans receivable, net	$678,495	$624,187

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

Loan balances by internal credit quality indicator at March 31, 2018 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$250,543	$538	$89	$2,175	$253,345
Residential construction and land	8,153	-	-	-	8,153
Multi-family	11,908	-	2,205	88	14,201
Commercial real estate	269,164	173	8,468	1,671	279,476
Commercial construction	30,319	-	-	176	30,495
Home equity	20,635	-	-	655	21,290
Consumer installment	4,826	17	-	20	4,863
Commercial loans	76,440	18	240	849	77,547
Total gross loans	$671,988	$746	$11,002	$5,634	$689,370

Index
Loan balances by internal credit quality indicator at June 30, 2017 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$242,592	$813	$91	$1,835	$245,331
Residential construction and land	7,160	-	-	-	7,160
Multi-family	9,110	-	-	89	9,199
Commercial real estate	255,090	419	404	2,051	257,964
Commercial construction	28,254	-	-	176	28,430
Home equity	20,858	-	-	218	21,076
Consumer installment	4,770	10	-	10	4,790
Commercial loans	59,030	-	60	1,291	60,381
Total gross loans	$626,864	$1,242	$555	$5,670	$634,331

The Company had no loans classified doubtful or loss at March 31, 2018 or June 30, 2017.  The $10.4 million increase in loans designated as special mention at March 31, 2018 compared to June 30, 2017 represented loans which, based on updated annual review, indicated weaknesses in borrowers’ cash flow, warranting management’s closer monitoring.  At March 31, 2018, all of these loans were performing and management believes that the identified weaknesses do not expose the Company to sufficient risk to warrant a classification of substandard.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2018 and June 30, 2017.  Loans on nonaccrual status totaled $3.5 million at March 31, 2018 of which $1.8 million were in the process of foreclosure. At March 31, 2018, there were twelve residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.6 million of loans which were less than 90 days past due at March 31, 2018, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $62,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.6 million at June 30, 2017 of which $1.6 million were in the process of foreclosure. At June 30, 2017, there were twelve residential loans in the process of foreclosure totaling $967,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2017, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans at March 31, 2018:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,124	$244	$883	$3,251	$250,094	$253,345	$1,640
Residential construction and land	-	-	-	-	8,153	8,153	-
Multi-family	-	-	-	-	14,201	14,201	-
Commercial real estate	1,949	743	674	3,366	276,110	279,476	1,278
Commercial construction	-	-	-	-	30,495	30,495	-
Home equity	260	-	214	474	20,816	21,290	332
Consumer installment	34	17	9	60	4,803	4,863	9
Commercial loans	449	18	182	649	76,898	77,547	279
Total gross loans	$4,816	$1,022	$1,962	$7,800	$681,570	$689,370	$3,538

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2017:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,088	$515	$935	$3,538	$241,793	$245,331	$1,240
Residential construction and land	-	-	-	-	7,160	7,160	-
Multi-family	-	-	-	-	9,199	9,199	-
Commercial real estate	74	1,070	540	1,684	256,280	257,964	1,452
Commercial construction	-	176	-	176	28,254	28,430	176
Home equity	220	186	33	439	20,637	21,076	218
Consumer installment	22	10	10	42	4,748	4,790	10
Commercial loans	18	186	202	406	59,975	60,381	476
Total gross loans	$2,422	$2,143	$1,720	$6,285	$628,046	$634,331	$3,572

The Bank of Greene County had accruing loans delinquent more than 90 days totaling $0 and $69,000 at March 31, 2018 and June 30, 2017, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three and nine months ended March 31:

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2018	2017	2018	2017
Interest income that would have been recorded if loans had been performing in accordance with original terms	$45	$50	$182	$186
Interest income that was recorded on nonaccrual loans	30	34	95	88

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of March 31, 2018			For the three months ended March 31, 2018		For the nine months ended March 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$803	$803	$-	$800	$7	$803	$22
Home equity	181	181	-	181	-	182	-
Commercial loans	353	353	-	355	-	320	-
Impaired loans with no allowance	1,337	1,337	-	1,336	7	1,305	22

With an allowance recorded:
Residential real estate	1,930	1,930	359	1,797	14	1,667	40
Commercial real estate	397	397	80	401	-	416	-
Commercial construction	176	176	27	176	-	176	-
Home equity	323	323	61	323	3	324	11
Impaired loans with allowance	2,826	2,826	527	2,697	17	2,583	51

Total impaired:
Residential real estate	1,930	1,930	359	1,797	14	1,667	40
Commercial real estate	1,200	1,200	80	1,201	7	1,219	22
Commercial construction	176	176	27	176	-	176	-
Home equity	504	504	61	504	3	506	11
Commercial loans	353	353	-	355	-	320	-
Total impaired loans	$4,163	$4,163	$527	$4,033	$24	$3,888	$73

	As of June 30, 2017			For the three months ended March 31, 2017		For the nine months ended March 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$-	$-	$-	$171	$-	$235	$-
Commercial real estate	809	809	-	423	11	755	25
Home equity	186	186	-	64	7	24	7
Commercial loans	186	186	-	192	3	86	4
Impaired loans with no allowance	1,181	1,181	-	850	21	1,100	36

With an allowance recorded:
Residential real estate	1,455	1,455	278	1,268	15	1,250	39
Commercial real estate	440	440	135	1,440	12	864	23
Commercial construction	176	176	23	-	-	-	-
Commercial loans	-	-	-	-	-	55	2
Impaired loans with allowance	2,071	2,071	436	2,708	27	2,169	64

Total impaired:
Residential real estate	1,455	1,455	278	1,439	15	1,485	39
Commercial real estate	1,249	1,249	135	1,863	23	1,619	48
Commercial construction	176	176	23	-	-	-	-
Home equity	186	186	-	64	7	24	7
Commercial loans	186	186	-	192	3	141	6
Total impaired loans	$3,252	$3,252	$436	$3,558	$48	$3,269	$100

Index
The table below details loans that have been modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current outstanding Recorded Investment
For the three months ended March 31, 2018
Residential	1	$184	$184	$184

For the nine months ended March 31, 2018
Residential	1	$184	$184	$184
Home equity	1	325	325	323

There were no loans modified as a troubled debt restructuring during the three and nine months ended March 31, 2017.  During the nine months ended March 31, 2018, a residential loan and a home equity loan were modified to extend the term of the loan thereby reducing the monthly payments for the borrower.

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2017 or 2016 which have subsequently defaulted during the three and nine months ended March 31, 2018 or 2017, respectively.

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

	Activity for the three months ended March 31, 2018
(In thousands)	Balance at December 31, 2017	Charge-offs	Recoveries	Provision	Balance at March 31, 2018
Residential real estate	$2,099	$25	$-	$5	$2,079
Residential construction and land	86	-	-	8	94
Multi-family	95	-	-	67	162
Commercial real estate	5,904	-	-	52	5,956
Commercial construction	603	-	-	136	739
Home equity	312	-	-	-	312
Consumer installment	252	79	29	(14)	188
Commercial loans	2,001	-	-	(26)	1,975
Unallocated	-	-	-	117	117
Total	$11,352	$104	$29	$345	$11,622

	Activity for the nine months ended March 31, 2018
(In thousands)	Balance at June 30, 2017	Charge-offs	Recoveries	Provision	Balance at March 31, 2018
Residential real estate	$2,289	$96	$-	$(114)	$2,079
Residential construction and land	89	-	-	5	94
Multi-family	43	-	-	119	162
Commercial real estate	5,589	-	-	367	5,956
Commercial construction	687	-	-	52	739
Home equity	234	-	-	78	312
Consumer installment	231	256	65	148	188
Commercial loans	1,680	157	-	452	1,975
Unallocated	180	-	-	(63)	117
Total	$11,022	$509	$65	$1,044	$11,622

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At March 31, 2018 Impairment Analysis		Ending Balance At March 31, 2018 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$359	$1,720	$1,930	$251,415
Residential construction and land	-	94	-	8,153
Multi-family	-	162	-	14,201
Commercial real estate	80	5,876	1,200	278,276
Commercial construction	27	712	176	30,319
Home equity	61	251	504	20,786
Consumer installment	-	188	-	4,863
Commercial loans	-	1,975	353	77,194
Unallocated	-	117	-	-
Total	$527	$11,095	$4,163	$685,207

Index
	Activity for the three months ended March 31, 2017
(In thousands)	Balance at December 31, 2016	Charge-offs	Recoveries	Provision	Balance at March 31, 2017
Residential real estate	$2,234	$-	$-	$29	$2,263
Residential construction and land	63	-	-	15	78
Multi-family	18	-	-	16	34
Commercial real estate	5,365	-	-	141	5,506
Commercial construction	603	-	-	45	648
Home equity	257	-	-	(30)	227
Consumer installment	224	68	25	(17)	164
Commercial loans	1,513	-	-	58	1,571
Unallocated	144	-	-	86	230
Total	$10,421	$68	$25	$343	$10,721

	Activity for the nine months ended March 31, 2017
(In thousands)	Balance at June 30, 2016	Charge-offs	Recoveries	Provision	Balance at March 31, 2017
Residential real estate	$2,396	$90	$-	$(43)	$2,263
Residential construction and land	75	-	-	3	78
Multi-family	22	-	-	12	34
Commercial real estate	4,541	-	-	965	5,506
Commercial construction	502	-	-	146	648
Home equity	309	-	-	(82)	227
Consumer installment	228	209	60	85	164
Commercial loans	1,412	-	3	156	1,571
Unallocated	-	-	-	230	230
Total	$9,485	$299	$63	$1,472	$10,721

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At June 30, 2017 Impairment Analysis		Ending Balance At June 30, 2017 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$278	$2,011	$1,455	$243,876
Residential construction and land	-	89	-	7,160
Multi-family	-	43	-	9,199
Commercial real estate	135	5,454	1,249	256,715
Commercial construction	23	664	176	28,254
Home equity	-	234	186	20,890
Consumer installment	-	231	-	4,790
Commercial loans	-	1,680	186	60,195
Unallocated	-	180	-	-
Total	$436	$10,586	$3,252	$631,079

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at March 31, 2018 and June 30, 2017:

(in thousands)	March 31, 2018	June 30, 2017
Residential real estate	$208	$-
Commercial real estate	-	799
Total foreclosed real estate	$208	$799

Index
(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at March 31, 2018 and June 30, 2017 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
(In thousands)	March 31, 2018	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$5,570	$-	$5,570	$-
State and political subdivisions	87,462	-	87,462	-
Mortgage-backed securities-residential	3,737	-	3,737	-
Mortgage-backed securities-multi-family	18,930	-	18,930	-
Corporate debt securities	1,722	1,722	-	-
Equity securities	206	206	-	-
Securities available-for-sale	$117,627	$1,928	$115,699	$-

		Fair Value Measurements Using
(In thousands)	June 30, 2017	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$4,717	$-	$4,717	$-
State and political subdivisions	58,112	-	58,112	-
Mortgage-backed securities-residential	4,913	-	4,913	-
Mortgage-backed securities-multi-family	20,765	-	20,765	-
Asset-backed securities	1	1	-	-
Corporate debt securities	2,791	2,791	-	-
Equity securities	184	184	-	-
Securities available-for-sale	$91,483	$2,976	$88,507	$-

Index
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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Impaired loans	$2,826	$527	$2,299	$-	$-	$2,299
Foreclosed real estate	208	-	208	-	-	208

June 30, 2017
Impaired loans	$2,071	$436	$1,635	$-	$-	$1,635
Foreclosed real estate	799	-	799	-	-	799

Index
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
March 31, 2018
Impaired Loans	$1,665	Appraisal of collateral(1)	Appraisal adjustments(2)	26.58%-31.00%	28.20%
			Liquidation expenses(3)	4.14%-7.26%	5.07%
	634	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	208	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.99%-12.43%	11.12%
June 30, 2017
Impaired loans	$1,094	Appraisal of collateral(1)	Appraisal adjustments(2)	25.00%-42.52%	28.46%
			Liquidation expenses(3)	3.45%-7.38%	5.93%
	541	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	799	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	11.64%-17.92%	16.29%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2018 and June 30, 2017, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	March 31, 2018		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$74,604	$74,604	$74,604	$-	$-
Long term certificate of deposit	2,385	2,385	2,385	-	-
Securities available-for-sale	117,627	117,627	1,928	115,699	-
Securities held-to-maturity	277,432	277,799	-	277,799	-
Federal Home Loan Bank stock	1,485	1,485	-	1,485	-
Net loans	678,495	674,614	-	-	674,614
Accrued interest receivable	5,079	5,079	-	5,079	-
Deposits	1,052,247	1,052,344	-	1,052,344	-
Borrowings	18,150	17,744	-	17,744	-
Accrued interest payable	85	85	-	85	-

Index
(In thousands)	June 30, 2017		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16,277	$16,277	$16,277	$-	$-
Long term certificate of deposit	2,145	2,145	2,145	-	-
Securities available-for-sale	91,483	91,483	2,976	88,507	-
Securities held-to-maturity	223,830	228,452	-	228,452	-
Federal Home Loan Bank stock	2,131	2,131	-	2,131	-
Net loans	624,187	629,690	-	-	629,690
Accrued interest receivable	4,033	4,033	-	4,033	-
Deposits	859,535	859,715	-	859,715	-
Borrowings	29,550	29,411	-	29,411	-
Accrued interest payable	92	92	-	92	-

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three and nine months ended March 31, 2018 and 2017.

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017

Net Income	$3,677,000	$2,897,000	$10,789,000	$8,330,000
Weighted Average Shares – Basic	8,517,614	8,502,614	8,508,103	8,492,501
Effect of Dilutive Stock Options	18,793	16,762	25,747	17,251
Weighted Average Shares - Dilute	8,536,407	8,519,376	8,533,850	8,509,752

Earnings per share - Basic	$0.43	$0.34	$1.27	$0.98
Earnings per share - Diluted	$0.43	$0.34	$1.26	$0.98

(8)	Dividends

On January 16, 2018, the Board of Directors declared a cash dividend for the quarter ended December 31, 2017 of $0.0975 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.39 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of February 15, 2018, and was paid on February 28, 2018.  The MHC waived its right to receive dividends declared on its shares of the Company’s common stock for the quarter ended December 31, 2017.

(9)	Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) (ASU 2014-09) to amend its guidance on “Revenue from Contracts with Customers (Topic 606)”.  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10), May 2016 (ASU 2016-12), December 2016 (ASU 2016-20), February 2017 (ASU 2017-05), and September 2017 (ASU-2017-13) and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09.  The amendments in ASU 2014-09 are effective for public business entities for annual periods, beginning after December 15, 2017.  The Company expects to adopt the revenue recognition guidance beginning July 1, 2018. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance and is in the final stages of its accounting analysis of the underlying contracts. The Company does not presently expect that changes in the timing of revenue recognition will be material to the amount of annual revenue recognized by the Company.

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

In February 2018, the FASB issued an Update (ASU 2018-02) to its guidance on “Income Statement-Reporting Comprehensive Income (Topic 220). The amendments in this Update require a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate.  The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.  This amendment would eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017.  The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments would be applied retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company has adopted the amendments in the Update as of its interim period ended March 31, 2018.  The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and nine months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2018	2017	2018	2017
Interest cost	$55	$54	$165	$161
Expected return on plan assets	(62)	(58)	(186)	(173)
Amortization of net loss	42	49	126	147
Net periodic pension cost	$35	$45	$105	$135

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

The net periodic pension costs related to the SERP Plan for the three and nine months ended March 31, 2018 were $108,000 and $316,000, respectively, and for the three and nine months ended March 31, 2017 were $82,000 and $239,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $3.5 million and $2.9 million as of March 31, 2018 and June 30, 2017, respectively. The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

(11)	Stock-Based Compensation

At March 31, 2018, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described more fully in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2017.

Stock Option Plan

At March 31, 2018 and 2017, all granted shares related to the 2008 Option Plan were fully vested, with no remaining compensation cost to be recognized.  A summary of the Company’s stock option activity and related information for its option plan for the nine months ended March 31, 2018 and 2017 is as follows:

	2018		2017
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	37,770	$6.25	64,770	$6.25
Exercised	(24,000)	$6.25	(27,000)	$6.25
Outstanding at period end	13,770	$6.25	37,770	$6.25
Exercisable at period end	13,770	$6.25	37,770	$6.25

The intrinsic value of options both outstanding and exercisable was $419,000 at March 31, 2018 and $646,000 at March 31, 2017.   The following table presents stock options outstanding and exercisable at March 31, 2018:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.25	13,770	0.50	$6.25

The total intrinsic value of the options exercised during the three and nine months ended March 31, 2018 was approximately $563,000 and $666,000, respectively.  The total intrinsic value of the options exercised during the three and nine months ended March 31, 2017 was approximately $0 and $339,000, respectively. There were no stock options granted during the three and nine months ended March 31, 2018 or 2017.  All outstanding options were fully vested at March 31, 2018 and 2017.

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

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the nine months ended March 31, 2018 and 2017 is as follows:

	2018	2017
Number of options outstanding at beginning of year	1,522,720	1,352,554
Options granted	594,200	578,200
Options forfeited	(27,000)	-
Options paid in cash	(455,760)	(408,034)
Number of options outstanding at period end	1,634,160	1,522,720

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2018	2017	2018	2017
Cash paid out on options vested	$-	$-	$1,187	$845
Compensation costs recognized	640	410	1,460	998

The total liability for the long-term incentive plan was $2.3 million and $2.0 million at March 31, 2018 and June 30, 2017, respectively, and is included in accrued expenses and other liabilities.

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

(13)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at March 31, 2018 and June 30, 2017 are presented in the following table:

(In thousands)
Accumulated other comprehensive loss:	March 31, 2018	June 30, 2017
Unrealized gain on available-for-sale securities, net of tax	$21	$612
Net losses and past service liability for defined benefit plan, net of tax	(1,920)	(1,604)
Accumulated other comprehensive loss	$(1,899)	$(992)

As a result of the enactment of the Tax Cuts and Jobs Act in December 2017, the tax effects of the rate change on deferred taxes associated with accumulated other comprehensive loss where recognized as a tax benefit through income tax expense.  This resulted in a “stranded” credit in accumulated other comprehensive loss representing the adjustment from 35% to 21% tax rate of $259,000.  This credit has been reclassified to retained earnings at March 31, 2018.

(14)	Subsequent events

On April 17, 2018, the Board of Directors declared a cash dividend for the quarter ended March 31, 2018 of $0.0975 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.39 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 15, 2018, and will be paid on May 31, 2018.  The MHC intends to waive its receipt of this dividend.

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

Index
Comparison of Financial Condition at March 31, 2018 and June 30, 2017

ASSETS

Total assets of the Company were $1.2 billion at March 31, 2018 as compared to $982.3 million at June 30, 2017, an increase of $191.5 million, or 19.5%.  Securities available-for-sale and held-to-maturity amounted to $395.1 million, at March 31, 2018 as compared to $315.3 million, at June 30, 2017, an increase of $79.8 million, or 25.3%.   Net loans grew by $54.3 million, or 8.7%, to $678.5 million at March 31, 2018 as compared to $624.2 million at June 30, 2017.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $58.3 million to $74.6 million at March 31, 2018 from $16.3 million at June 30, 2017.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $79.8 million, or 25.3%, to $395.1 million at March 31, 2018 as compared to $315.3 million at June 30, 2017.  Securities purchases totaled $146.2 million during the nine months ended March 31, 2018 and consisted of $98.8 million of state and political subdivision securities, $40.8 million of mortgage backed securities, $4.2 million of U.S. government sponsored enterprises securities, $1.5 million of corporate debt securities, and $890,000 of other securities. Principal pay-downs and maturities during the nine months amounted to $65.0 million, of which $12.2 million were mortgage-backed securities, $50.3 million were state and political subdivision securities, and $2.5 million were corporate debt securities. At March 31, 2018, 56.2% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. As a result of a reduction in the maximum Federal income tax rate from 35% to 21% effective January 1, 2018, the tax benefits to be received on these tax-exempt securities will be reduced in the future, resulting in a lower yield to be realized on these securities on a fully-taxable equivalent basis.  With this lower yield, the unrealized gain on state and political subdivision securities has decreased at March 31, 2018.  Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	March 31, 2018		June 30, 2017
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$5,570	1.4%	$4,717	1.5%
State and political subdivisions	87,462	22.1	58,112	18.4
Mortgage-backed securities-residential	3,737	1.0	4,913	1.5
Mortgage-backed securities-multifamily	18,930	4.8	20,765	6.6
Asset-backed securities	-	-	1	0.0
Corporate debt securities	1,722	0.4	2,791	1.0
Total debt securities	117,421	29.7	91,299	29.0
Equity securities	206	0.1	184	0.1
Total securities available-for-sale	117,627	29.8	91,483	29.1
Securities held-to-maturity:
U.S. government sponsored enterprises	9,242	2.3	6,000	1.9
State and political subdivisions	134,697	34.1	115,805	36.7
Mortgage-backed securities-residential	6,938	1.8	10,798	3.4
Mortgage-backed securities-multifamily	123,204	31.2	88,702	28.1
Corporate debt securities	1,000	0.2	1,000	0.3
Other securities	2,351	0.6	1,525	0.5
Total securities held-to-maturity	277,432	70.2	223,830	70.9
Total securities	$395,059	100.0%	$315,313	100.0%

Index
LOANS

Net loans receivable increased $54.3 million, or 8.7%, to $678.5 million at March 31, 2018 from $624.2 million at June 30, 2017.  The loan growth experienced during the nine-month period consisted primarily of $21.5 million in commercial real estate loans, $17.2 million in commercial loans, $5.0 million in multi-family real estate loans, $8.0 million in residential real estate loans, and $3.1 million in construction loans. We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	March 31, 2018		June 30, 2017
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$253,345	36.8%	$245,331	38.7%
Residential construction and land	8,153	1.2	7,160	1.1
Multi-family	14,201	2.1	9,199	1.4
Commercial real estate	279,476	40.5	257,964	40.7
Commercial construction	30,495	4.4	28,430	4.5
Home equity	21,290	3.1	21,076	3.3
Consumer installment	4,863	0.7	4,790	0.8
Commercial loans	77,547	11.2	60,381	9.5
Total gross loans	689,370	100.0%	634,331	100.0%
Allowance for loan losses	(11,622)		(11,022)
Deferred fees and costs	747		878
Total net loans	$678,495		$624,187

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

Index
Analysis of allowance for loan losses activity

	At or for the nine months ended March 31,
(Dollars in thousands)	2018	2017
Balance at the beginning of the period	$11,022	$9,485
Charge-offs:
Residential real estate	96	90
Consumer installment	256	209
Commercial loans	157	-
Total loans charged off	509	299

Recoveries:
Consumer installment	65	60
Commercial loans	-	3
Total recoveries	65	63

Net charge-offs	444	236

Provisions charged to operations	1,044	1,472
Balance at the end of the period	$11,622	$10,721

Net charge-offs to average loans outstanding (annualized)	0.09%	0.06%
Net charge-offs to nonperforming assets (annualized)	15.80%	8.16%
Allowance for loan losses to nonperforming loans	328.58%	293.81%
Allowance for loan losses to total loans receivable	1.69%	1.74%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	March 31, 2018	June 30, 2017
Nonaccruing loans:
Residential real estate	$1,640	$1,240
Commercial real estate	1,278	1,452
Commercial construction	-	176
Home equity	332	218
Consumer installment	9	10
Commercial	279	476
Total nonaccruing loans	3,538	3,572
90 days & accruing
Residential real estate	-	69
Total 90 days & accruing	-	69
Total nonperforming loans	3,538	3,641
Foreclosed real estate:
Residential real estate	208	-
Commercial real estate	-	799
Total foreclosed real estate	208	799
Total nonperforming assets	$3,746	$4,440

Troubled debt restructuring:
Nonperforming (included above)	$778	$932
Performing (accruing and excluded above)	1,565	916

Total nonperforming assets as a percentage of total assets	0.32%	0.45%
Total nonperforming loans to net loans	0.52%	0.58%

The table below details additional information related to nonaccrual loans for the three and nine months ended March 31:

	For the three months ended March 31,		For the nine months ended March 31
(In thousands)	2018	2017	2018	2017
Interest income that would have been recorded if loans had been performing in accordance with original terms	$45	$50	$182	$186
Interest income that was recorded on nonaccrual loans	30	34	95	88

Nonperforming assets amounted to $3.7 million at March 31, 2018 and $4.4 million at June 30, 2017, a decrease of $694,000 or 15.6%.  Loans on nonaccrual status totaled $3.5 million at March 31, 2018 of which $1.8 million were in the process of foreclosure. At March 31, 2018, there were twelve residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.6 million of loans which were less than 90 days past due at March 31, 2018, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $62,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  While the Bank makes every reasonable effort to work with the borrowers to collect amounts due, the number of loans in process of foreclosure has grown substantially over the past several years.  Loans on nonaccrual status totaled $3.6 million at June 30, 2017 of which $1.6 million were in the process of foreclosure.  Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $179,000 of loans which were making payments pursuant to forbearance agreements.

Index
Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans at March 31, 2018 and June 30, 2017:

(In thousands)	March 31, 2018	June 30, 2017
Balance of impaired loans, with a valuation allowance	$2,826	$2,071
Allowances relating to impaired loans included in allowance for loan losses	527	436
Balance of impaired loans, without a valuation allowance	1,337	1,181
Total impaired loans	4,163	3,252

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2018	2017	2018	2017
Average balance of impaired loans for the periods ended	$3,717	$3,558	$3,888	$3,269
Interest income recorded on impaired loans during the periods ended	24	48	73	100

DEPOSITS

Total deposits increased to $1.1 billion at March 31, 2018 from $859.5 million at June 30, 2017, an increase of $192.7 million, or 22.4%. This increase was the result of a $146.7 million increase in municipal deposits at Greene County Commercial Bank, primarily from continued growth in new account relationships as well as tax collection. NOW deposits increased $170.7 million, or 43.5%, money market deposits increased $22.6 million, or 18.8%, savings deposits increased $11.2 million, or 5.7% and noninterest-bearing deposits increased $4.8 million, or 5.0% when comparing March 31, 2018 and June 30, 2017. These increases were partially offset by a decrease in certificates of deposit of $16.6 million, or 30.8%, when comparing March 31, 2018 and June 30, 2017. Included within certificates of deposits at June 30, 2017 were $15.0 million, in brokered certificates of deposit. There were no brokered deposits at March 31, 2018.

(In thousands)	March 31, 2018	Percentage of Portfolio	June 30, 2017	Percentage of Portfolio
Noninterest-bearing deposits	$100,729	9.6%	$95,929	11.2%
Certificates of deposit	37,179	3.5	53,742	6.3
Savings deposits	208,455	19.8	197,288	22.9
Money market deposits	142,367	13.5	119,806	13.9
NOW deposits	563,517	53.6	392,770	45.7
Total deposits	$1,052,247	100.0%	$859,535	100.0%

BORROWINGS

At March 31, 2018, The Bank of Greene County had pledged approximately $282.2 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $227.1 million at March 31, 2018, of which $18.2 million in borrowings and $90.0 million in irrevocable stand-by letters of credit were outstanding at March 31, 2018.  There were no short-term or overnight borrowings outstanding at March 31, 2018. The $18.2 million consisted of long-term fixed rate advances with a weighted average rate of 1.63% and a weighted average maturity of 25 months.  The $90.0 million of irrevocable stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At March 31, 2018, approximately $1.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at March 31, 2018 or June 30, 2017.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $10.0 million, respectively. At March 31, 2018 and June 30, 2017, there were no balances outstanding on either of these lines of credit. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  At March 31, 2018 and June 30, 2017 there were no balances outstanding on this line of credit. All of these lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.

Index
Scheduled maturities of long-term borrowings at March 31, 2018 were as follows:

(In thousands)
Within the twelve months ended March 31,
2019	$5,500
2020	4,500
2021	3,300
2022	4,850
2023	-
$18,150

EQUITY

Shareholders’ equity increased to $92.7 million at March 31, 2018 from $83.5 million at June 30, 2017, as net income of $10.8 million was partially offset by dividends declared and paid of $1.1 million, and a $907,000 increase in accumulated other comprehensive loss. Other changes in equity, an increase of $150,000, were the result of options exercised with the Company’s 2008 Stock Option Plan.

During the three months ended March 31, 2018, $259,000 in accumulated other comprehensive income was reclassified to retained earnings, which represents the stranded credit resulting from the change in Federal tax rates upon the enactment of the TCJA and its impact on deferred taxes associated with items reported in accumulated other comprehensive income.  This adjustment is the result of the Company adopting the amendments to the Financial Accounting Standards Board’s Accounting Standard Update (ASU 2018-02) “Income Statement-Reporting Comprehensive Income (Topic 220)” issued in February 2018.

Selected Equity Data:
	March 31, 2018	June 30, 2017
Shareholders’ equity to total assets, at end of period	7.89%	8.50%

Book value per share	$10.87	$9.82
Closing market price of common stock	$36.70	$27.20

	For the nine months ended March 31,
	2018	2017
Average shareholders’ equity to average assets	8.38%	8.60%
Dividend payout ratio[1]	23.03%	29.08%
Actual dividends paid to net income[2]	10.61%	13.35%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the nine months ended March 31, 2018 and 2017.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2018 and 2017

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and nine months ended March 31, 2018 and 2017.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended March 31,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$678,911	$7,454	4.39%	$608,070	$6,598	4.34%
Securities[2]	367,269	2,233	2.43	299,379	1,773	2.37
Interest-bearing bank balances and federal funds	45,646	161	1.41	5,549	8	0.58
FHLB stock	1,530	28	7.32	2,485	32	5.15
Total interest-earning assets	1,093,356	9,876	3.61%	915,483	8,411	3.67%
Cash and due from banks	12,363			10,463
Allowance for loan losses	(11,428)			(10,517)
Other noninterest-earning assets	20,107			21,447
Total assets	$1,114,398			$936,876

Interest-Bearing Liabilities:
Savings and money market deposits	$339,216	$272	0.32%	$308,213	$239	0.31%
NOW deposits	518,463	585	0.45	366,759	341	0.37
Certificates of deposit	38,303	82	0.86	40,426	77	0.76
Borrowings	19,177	77	1.61	40,501	127	1.25
Total interest-bearing liabilities	915,159	1,016	0.44%	755,899	784	0.41%
Noninterest-bearing deposits	98,498			90,273
Other noninterest-bearing liabilities	9,805			11,137
Shareholders' equity	90,936			79,567
Total liabilities and equity	$1,114,398			$936,876

Net interest income		$8,860			$7,627
Net interest rate spread			3.17%			3.26%
Net earnings assets	$178,197			$159,584
Net interest margin			3.24%			3.33%
Average interest-earning assets to average interest-bearing liabilities	119.47%			121.11%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin
	For the three months ended March 31,
(Dollars in thousands)	2018	2017
Net interest income (GAAP)	$8,860	$7,627
Tax-equivalent adjustment(1)	558	565
Net interest income (fully taxable-equivalent)	$9,418	$8,192

Average interest-earning assets	$1,093,356	$915,483
Net interest margin (fully taxable-equivalent)	3.45%	3.58%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 28.1% and 34% for federal income taxes and 3.62% and 3.32% for New York State income taxes for the period ended March 31, 2018 and 2017, respectively.

Index
	Nine months ended March 31,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$658,906	$21,800	4.41%	$576,076	$19,033	4.41%
Securities[2]	345,361	6,238	2.41	299,811	5,567	2.48
Interest-bearing bank balances and federal funds	25,761	260	1.35	3,492	16	0.61
FHLB stock	1,737	87	6.68	2,545	93	4.87
Total interest-earning assets	1,031,765	28,385	3.67%	881,924	24,709	3.74%
Cash and due from banks	10,182			8,707
Allowance for loan losses	(11,219)			(10,066)
Other noninterest-earning assets	19,078			19,235
Total assets	$1,049,806			$899,800

Interest-Bearing Liabilities:
Savings and money market deposits	$327,188	$789	0.32%	$299,486	$709	0.32%
NOW deposits	465,022	1,571	0.45	341,520	969	0.38
Certificates of deposit	40,249	255	0.84	41,903	233	0.74
Borrowings	23,467	280	1.59	41,809	353	1.13
Total interest-bearing liabilities	855,926	2,895	0.45%	724,718	2,264	0.42%
Noninterest-bearing deposits	97,913			88,738
Other noninterest-bearing liabilities	8,015			8,974
Shareholders' equity	87,952			77,370
Total liabilities and equity	$1,049,806			$899,800

Net interest income		$25,490			$22,445
Net interest rate spread			3.22%			3.32%
Net earnings assets	$175,839			$157,206
Net interest margin			3.29%			3.39%
Average interest-earning assets to average interest-bearing liabilities	120.54%			121.69%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Non-GAAP taxable-equivalent net interest income and net interest margin
	For the nine months ended March 31,
(Dollars in thousands)	2018	2017
Net interest income (GAAP)	$25,490	$22,445
Tax-equivalent adjustment(1)	1,595	1,622
Net interest income (fully taxable-equivalent)	$27,085	$24,067

Average interest-earning assets	$1,031,765	$881,924
Net interest margin (fully taxable-equivalent)	3.50%	3.64%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 28.1% and 34% for federal income taxes and 3.62% and 3.32% for New York State income taxes for the period ended March 31, 2018 and 2017, respectively.

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

(Dollars in thousands)	Three Months Ended March 31, 2018 versus 2017			Nine Months Ended March 31, 2018 versus 2017
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$779	$77	$856	$2,767	$0	$2,767
Securities[2]	414	46	460	831	(160)	671
Interest-bearing bank balances and federal funds	128	25	153	205	39	244
FHLB stock	(15)	11	(4)	(35)	29	(6)
Total interest-earning assets	1,306	159	1,465	3,768	(92)	3,676

Interest-Bearing Liabilities:
Savings and money market deposits	25	8	33	80	0	80
NOW deposits	160	84	244	399	203	602
Certificates of deposit	(4)	9	5	(9)	31	22
Borrowings	(79)	29	(50)	(188)	115	(73)
Total interest-bearing liabilities	102	130	232	282	349	631
Net change in net interest income	$1,204	$29	$1,233	$3,486	$(441)	$3,045

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.32% for the three months ended March 31, 2018 as compared to 1.24% for the three months ended March 31, 2017, and was 1.37% and 1.23% for the nine months ended March 31, 2018 and 2017, respectively.  Annualized return on average equity increased to 16.17% for the three months and 16.36% for the nine months ended March 31, 2018 as compared to 14.56% for the three months and 14.36% for the nine months ended March 31, 2017.  The increase in return on average assets and return on average equity was primarily the result of growth in net income resulting from growth in earning assets.  Net income amounted to $3.7 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $780,000 or 26.9% and amounted to $10.8 million and $8.3 million for the nine months ended March 31, 2018 and 2017, respectively, an increase of $2.5 million or 29.5%.  Average assets increased $177.5 million, or 18.9% to $1.1 billion for the three months ended March 31, 2018 as compared to $936.9 million for the three months ended March 31, 2017.  Average equity increased $11.3 million, or 14.2%, to $90.9 million for the three months ended March 31, 2018 as compared to $79.6 million for the three months ended March 31, 2017. Average assets increased $150.0 million, or 16.7%, to $1.0 billion for the nine months ended March 31, 2018 as compared to $899.8 million for the nine months ended March 31, 2017.  Average equity increased $10.6 million, or 13.7%, to $88.0 million for the nine months ended March 31, 2018 as compared to $77.4 million for the nine months ended March 31, 2017.

Index
INTEREST INCOME

Interest income amounted to $9.9 million for the three months ended March 31, 2018 as compared to $8.4 million for the three months ended March 31, 2017, an increase of $1.5 million, or 17.9%.  Interest income amounted to $28.4 million for the nine months ended March 31, 2018 as compared to $24.7 million for the nine months ended March 31, 2017, an increase of $3.7 million, or 15.0%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the three and nine months ended March 31, 2018 and 2017. Average loan balances increased $70.8 million and $82.8 million while the yield on loans increased five basis points and remained unchanged when comparing the three and nine months ended March 31, 2018 and 2017, respectively.   Average securities increased $67.9 million and $45.6 million and the yield on such securities increased six basis points when comparing the three months ended March 31, 2018 and 2017 and decreased seven basis points when comparing the nine months ended March 31, 2018 and 2017, respectively.  The lower yield on securities when comparing the nine months ended March 31, 2018 and 2017, is the result of a decrease in prepayment penalty income on mortgage-backed securities, included in interest income, of $234,000 when comparing the nine months ended March 31, 2018 and 2017.

INTEREST EXPENSE

Interest expense amounted to $1.0 million for the three months ended March 31, 2018 as compared to $784,000 for the three months ended March 31, 2017, an increase of $232,000, or 29.6%. Interest expense amounted to $2.9 million for the nine months ended March 31, 2018 as compared to $2.3 million for the nine months ended March 31, 2017, an increase of $631,000, or 27.9%.  Increases in average balances on interest-bearing liabilities as well as an increase in rates paid on deposits contributed to the increase in overall interest expense.  As illustrated in the rate/volume table, interest expense increased $102,000 and $282,000 when comparing the three and nine months ended March 31, 2018 and 2017, respectively, due to a $159.3 million and $131.2 million increase in the average balances on interest-bearing liabilities when comparing these same periods.  The average rate paid on interest-bearing liabilities increased three basis points to 0.44% from 0.41% when comparing the three months ended March 31, 2018 and 2017, respectively, and increased three basis points to 0.45% from 0.42% when comparing the nine months ended March 31, 2018 and 2017.

Average deposits increased $188.8 million and $158.7 million for the three and nine months ended March 31, 2018 and 2017, respectively, as a result of continued growth across all three of our primary banking lines – retail, commercial and municipal.  The average rate paid on NOW deposits increased eight basis points when comparing the three months ended March 31, 2018 and 2017, and the average balance of such accounts grew by $151.7 million when comparing these same periods. The average rate paid on NOW deposits increased seven basis points when comparing the nine months ended March 31, 2018 and 2017, and the average balance of such accounts increased $123.5 million when comparing these same periods. The average balance of savings and money market deposits increased $31.0 million and $27.7 million when comparing the three and nine months ended March 31, 2018 and 2017, respectively. The rates paid on savings and money market deposits increased one basis point when comparing the three months ended March 31, 2018 and 2017, and remained unchanged when comparing the nine months ended March 31, 2018 and 2017. The average balance of certificates of deposit decreased $2.1 million and $1.7 million when comparing the three and nine months ended March 31, 2018 and 2017, respectively. The average rate paid on certificate of deposits increased ten basis points when comparing the three and nine months ended March 31, 2018 and 2017. This increase in rate paid on certificates of deposit for the three and nine months is the result of the promotion of a five year certificate product.

The average balance on borrowings decreased $21.3 million and the rate increased 36 basis points when comparing the three months ended March 31, 2018 and 2017.  The average balance on borrowings decreased $18.3 million and the rate increased 46 basis points when comparing the nine months ended March 31, 2018 and 2017.  This was primarily the result of a decrease in the average balance of short-term borrowings when comparing both the three and nine month periods ended March 31, 2018 and 2017, resulting in a higher mix of longer term, higher rate borrowings.

NET INTEREST INCOME

Net interest income increased $1.2 million to $8.8 million for the three months ended March 31, 2018 from $7.6 million for the three months ended March 31, 2017. Net interest income increased $3.1 million to $25.5 million for the nine months ended March 31, 2018 from $22.4 million for the nine months ended March 31, 2017.  These increases in net interest income were primarily the result of the growth in the average balance of interest-earning assets.

Net interest spread and margin decreased nine basis points to 3.17% and 3.24%, respectively, for the three months ended March 31, 2018 compared to 3.26% and 3.33%, respectively, for the three months ended March 31, 2017. Net interest spread and margin decreased 10 basis points to 3.22% and 3.29%, respectively for the nine months ended March 31, 2018 compared to 3.32% and 3.39%, respectively, for the nine months ended March 31, 2017.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.45% and 3.58% for the three months ended March 31, 2018 and 2017, respectively. Tax equivalent net interest margin was 3.50% and 3.64% for the nine months ended March 31, 2018 and 2017, respectively.  Tax equivalent net interest margin for the three and nine months ended March 31, 2018 have been adjusted to reflect the Federal blended statutory tax rate applicable to our fiscal year 2018 of 28.1% resulting from the Tax Cuts and Jobs Act (“TCJA”).  As a result of utilizing this lower statutory tax rate for the periods ended March 31, 2018, the tax equivalent net interest margin decreased six and five basis points for the three and nine months ended March 31, 2018, respectively.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. The provision for loan losses amounted to $345,000 and $343,000 for the three months ended March 31, 2018 and 2017, respectively. The provision for loan losses amounted to $1.0 million and $1.5 million for the nine months ended March 31, 2018 and 2017, respectively.  The decrease in the provision for loan loss for the nine months is the result of slower growth in average loan balances. Net loans grew $54.3 million during the nine months ended March 31, 2018 compared to $83.9 million for the nine months ended March 31, 2017. Net charge-offs amounted to $75,000 and $43,000 for the three months ended March 31, 2018 and 2017, respectively, and amounted to $444,000 and $236,000 for the nine months ended March 31, 2018 and 2017, respectively.

Allowance for loan losses to total loans receivable decreased to 1.69% as of March 31, 2018 as compared to 1.74% as of June 30, 2017, and 1.74% as of March 31, 2017. Nonperforming loans amounted to $3.5 million and $3.6 million at March 31, 2018 and June 30, 2017, respectively. At March 31, 2018 and June 30, 2017, respectively, nonperforming assets to total assets were 0.32% and 0.45% and nonperforming loans to net loans were 0.52% and 0.58%.  At March 31, 2017, nonperforming assets to total assets were 0.40% and nonperforming loans to net loans were 0.60%. The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

(In thousands)	For the three months ended March 31,		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest income:	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Service charges on deposit accounts	$932	$746	$186	24.93%	$2,717	$2,339	$378	16.16%
Debit card fees	566	490	76	15.51	1,723	1,491	232	15.56
Investment services	138	100	38	38.00	332	237	95	40.08
E-commerce fees	31	31	-	0.00	104	94	10	10.64
Other operating income	192	215	(23)	(10.70)	610	582	28	4.81
Total noninterest income	$1,859	$1,582	$277	17.51%	$5,486	$4,743	$743	15.67%

Noninterest income increased $277,000, or 17.5%, to $1.9 million for the three months ended March 31, 2018 as compared to $1.6 million for the three months ended March 31, 2017.  Noninterest income increased $743,000, or 15.7%, to $5.5 million for the nine months ended March 31, 2018 as compared to $4.7 million for the nine months ended March 31, 2017. These increases are primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards, as well as increased monthly or transactional service charges on deposit accounts.

NONINTEREST EXPENSE

(In thousands)	For the three months ended March 31,		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest expense:	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Salaries and employee benefits	$3,485	$2,992	$493	16.48%	$9,522	$8,447	$1,075	12.73%
Occupancy expense	448	442	6	1.36	1,159	1,161	(2)	(0.17)
Equipment and furniture expense	159	104	55	52.88	430	356	74	20.79
Service and data processing fees	539	508	31	6.10	1,566	1,455	111	7.63
Computer software, supplies and support	175	162	13	8.02	480	456	24	5.26
Advertising and promotion	74	79	(5)	(6.33)	241	287	(46)	(16.03)
FDIC insurance premiums	115	86	29	33.72	301	293	8	2.73
Legal and professional fees	223	207	16	7.73	683	625	58	9.28
Other	564	443	121	27.31	1,605	1,485	120	8.08
Total noninterest expense	$5,782	$5,023	$759	15.11%	$15,987	$14,565	$1,422	9.76%

Index
Noninterest expense increased $759,000, or 15.1%, to $5.8 million for the three months ended March 31, 2018 as compared to $5.0 million for the three months ended March 31, 2017. Noninterest expense increased $1.4 million, or 9.8%, to $16.0 million for the nine months ended March 31, 2018 as compared to $14.6 million for the nine months ended March 31, 2017. These increases in noninterest expense are primarily the result of an increase in salaries and employee benefits expenses, resulting from additional staffing to support the Bank’s growth.  New positions were added within the Bank’s lending department, customer service center, investment center and for the Bank’s new branch in Copake, New York. The increase is also due to higher service and data processing fees resulting from costs associated with offering more services to customers through online banking.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 19.9% and 22.6% for the three and nine months ended March 31, 2018, respectively compared to 24.6% and 25.3% for the three and nine months ended March 31, 2017.   The decrease in the effective tax rate for the three and nine months ended March 31, 2018 is primarily the result of the impact of the enactment of the TCJA in December 2017.  The TCJA permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017.  The lower corporate income tax rate means that deferred tax assets and liabilities that will be deductible or taxable in the future would need to be computed at the new tax rate.  Additionally, fiscal year-end taxpayers such as Greene County Bancorp, Inc. are required to utilize a “blended rate” in calculating the effective tax rate for the fiscal year based on a ratio utilizing the number of days at the 35% tax rate and the number of days at the 21% tax rate.  Greene County Bancorp, Inc.’s statutory blended rate for fiscal 2018 is approximately 28%.  The Company recognized $251,000 an income tax benefit for the three months ended December 31, 2017 as a result of the TCJA.  The statutory rate is also impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefit derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices.  Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates.  Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Atlantic Central Bankers Bank and another financial institution, as needed.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition.

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at March 31, 2018:

(In thousands)	2018
Unfunded loan commitments	$37,648
Unused lines of credit	59,001
Total commitments	$96,649

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

Index
The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2018 and June 30, 2017.  Consolidated shareholders’ equity represented 7.9% of total assets at March 31, 2018 and 8.5% at June 30, 2017.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required

As of March 31, 2018:

Total risk-based capital	$99,824	15.7%	$50,918	8.0%	$63,648	10.0%	7.684%	1.875%
Tier 1 risk-based capital	91,758	14.4	38,189	6.0	50,918	8.0	8.417	1.875
Common equity tier 1 capital	91,758	14.4	28,642	4.5	41,371	6.5	9.917	1.875
Tier 1 leverage ratio	91,758	8.3	44,471	4.0	55,589	5.0	4.253	1.875

As of June 30, 2017:

Total risk-based capital	$87,719	15.8%	$44,433	8.0%	$55,542	10.0%	7.794%	1.250%
Tier 1 risk-based capital	80,671	14.5	33,325	6.0	44,433	8.0	8.525	1.250
Common equity tier 1 capital	80,671	14.5	24,994	4.5	36,102	6.5	10.024	1.250
Tier 1 leverage ratio	80,671	8.5	38,056	4.0	47,571	5.0	4.479	1.250

Greene County Commercial Bank

As of March 31,2018:

Total risk-based capital	$38,394	40.3%	$7,623	8.0%	$9,529	10.0%	32.290%	1.875%
Tier 1 risk-based capital	38,394	40.3	5,718	6.0	7,623	8.0	34.290	1.875
Common equity tier 1 capital	38,394	40.3	4,288	4.5	6,194	6.5	35.790	1.875
Tier 1 leverage ratio	38,394	8.6	17,792	4.0	22,241	5.0	4.632	1.875

As of June 30, 2017:

Total risk-based capital	$30,095	40.1%	$6,011	8.0%	$7,514	10.0%	32.053%	1.250%
Tier 1 risk-based capital	30,095	40.1	4,508	6.0	6,011	8.0	34.053	1.250
Common equity tier 1 capital	30,095	40.1	3,381	4.5	4,884	6.5	35.550	1.250
Tier 1 leverage ratio	30,095	9.6	12,508	4.0	15,635	5.0	5.624	1.250

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  May 14, 2018

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 14, 2018

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer