Form 10-K
period 2018-06-30
GREENE COUNTY BANCORP INC
filed 2018-09-12
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2018
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of December 31, 2017, there were 8,506,614 shares outstanding of the Registrant's common stock of which 2,912,594 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $32.60 on December 31, 2017, the aggregate value of stock held by non-affiliates was $94,951,000.  As of September 12, 2018, there were  8,537,814 shares outstanding of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

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

Index
General

Greene County Bancorp, MHC and Greene County Bancorp, Inc.

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 54.0% of the issued and outstanding common stock of Greene County Bancorp, Inc.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan. At June 30, 2018, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash.  At June 30, 2018, 3,928,550 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 73,526 shares were held as Treasury stock and 4,609,264 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.   Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC.

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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans, commercial real estate mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in state and political subdivision securities and mortgage-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential and commercial real estate mortgages, and to a lesser extent, from interest on consumer and commercial loans and other types of securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts, and debit card fee income. Through its affiliation with Fenimore Asset Management and Infinex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  Infinex Corporation acquired Essex National Securities LLP in 2016 allowing the Bank to rebrand these alternative investment services as Greene Investment Services.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and principal and interest payments on loans and securities.

Greene County Commercial Bank

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

Index
Greene Property Holdings, Ltd.

The Bank of Greene County also operates a real estate investment trust, Greene Property Holdings, Ltd.,  Greene Property Holdings, Ltd. was formed in June 2011 as a New York corporation that elected under the Internal Revenue Code to be taxed as a real estate investment trust.  The Bank of Greene County transferred beneficial ownership of certain mortgages and notes to Greene Property Holdings, Ltd. in exchange for 100% of the common stock of Greene Property Holdings, Ltd. The Bank of Greene County continues to service these mortgage customers pursuant to a management and servicing agreement with Greene Property Holdings, Ltd.

Administrative offices for Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank, and Greene Property Holdings, Ltd. are located at 302 Main Street, Catskill, New York 12414-1317.  The telephone number is (518) 943-2600.

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

Greene County Bancorp, Inc. and Subsidiaries

(in thousands)
Balance sheet data as of June 30, 2018:	Assets	Deposits	Borrowings	Equity
Greene County Bancorp, Inc. (consolidated)	$1,151,478	$1,025,234	$18,150	$96,191
The Bank of Greene County (consolidated)	1,148,723	1,026,710	18,150	92,525
Greene County Commercial Bank	427,404	386,163	-	40,232
Greene Property Holdings, Ltd.	485,480	-	-	485,480
Greene Risk Management, Inc.	3,372	-	-	2,156

Market Area

The Bank of Greene County is a community bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County currently operates 14 full-service banking offices, operations center and lending center located in its market area within the Hudson Valley Region of New York State.  The Bank of Greene County will be opening it’s 15th branch in Woodstock, New York in September 2018.

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

Index
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

In an effort to manage the interest rate risk, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans, including many commercial loans, and residential mortgage loans with a 10 or 15 year term. The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.

The loan portfolio composition and loan maturity schedule are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

Discussion regarding the credit quality of the loan portfolio is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 4, Loans, of this Report.

Residential, Construction and Land Loans, and Multi-family Loans.  The Bank of Greene County's primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by one to four-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  For the year ended June 30, 2018, The Bank of Greene County originated residential mortgage loans with a loan-to-value ratio of 89.9% or less.  The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  For the year ended June 30, 2018, no residential mortgage loans were originated by The Bank of Greene County with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, The Bank of Greene County has been successful in marketing and originating such loans with 10 and 15-year terms. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Bank of Greene County requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by The Bank of Greene County. Title insurance is not required on all mortgage loans, but is evaluated on a case by case basis.

At June 30, 2018, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed-rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

Index
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

At June 30, 2018, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of three commercial mortgages with an outstanding balance of $10.3 million. This loan relationship was performing in accordance with its terms at June 30, 2018.

Securities Investment Activities

Given The Bank of Greene County’s substantial portfolio of fixed-rate residential mortgage loans, The Bank of Greene County, and its subsidiary Greene County Commercial Bank, maintain high balances of liquid investments for the purpose of mitigating interest rate risk and meeting collateral requirements for municipal deposits in excess of FDIC insurance limits.  The Board of Directors establishes the securities investment policy.  This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters.  In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2018, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

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

The estimated fair values of debt securities at June 30, 2018 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

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

State and Political Subdivision Securities. The Bank of Greene County and its subsidiary Greene County Commercial Bank purchases state and political subdivision securities in order to: (i) generate positive interest rate spread with minimal administrative expense; (ii) lower credit risk as a result of purchasing general obligations which are subject to the levy of ad valorem taxes within the municipalities jurisdiction; (iii) increase liquidity, (iv) provide low cost funding to the local communities within the Company’s market area, and (v) serve as collateral for municipal deposits in excess of FDIC limits.  State and political subdivision securities purchased within New York State are exempt from taxes for both Federal and State income tax purposes.  As a result, the yield on these securities as reported within the financial statements, are lower than would be attained on other investment options. The portfolio consists of either short-term obligations, due within one year, or are serial or statutory installment bonds which require semi-annual or annual payments of principal and interest.  Prepayment risk on these securities is low as most of the bonds are non-callable.

Management believes that credit risk on its state and political subdivision securities portfolio is low.  Management analyzes each security prior to purchase and closely monitors these securities by obtaining data collected from the New York State Comptroller’s office when published annually.  Management also reviews any underlying ratings of the securities in its assessment of credit risk.

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

Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of The Bank of Greene County, its portfolio of asset-backed securities consisted of one investment which is collateralized by home equity loans, and matured in fiscal 2018.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which The Bank of Greene County's branch offices are located.  The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County's ability to attract and retain deposits.  The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, print and social media. It generally does not solicit deposits from outside its market area.  While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates.  The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits.  Historically, The Bank of Greene County has not used brokers to obtain deposits, but will use them to help manage the seasonality within the municipal deposit base in the most cost efficient manner.  As a result of this seasonality, The Bank of Greene County had $15.0 million in brokered deposits as of June 30, 2018.

Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $386.2 million in deposits at June 30, 2018.

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

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential mortgage and commercial real estate loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2018, there were $40.0 million of municipal letters of credit outstanding.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Report.

Personnel

As of June 30, 2018, The Bank of Greene County had 147 full-time employees and 17 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also employees of The Bank of Greene County.  A collective bargaining group does not represent the employees, and The Bank of Greene County considers its relationship with its employees to be good.

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

Taxable Distributions and Recapture.  At June 30, 2018, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

Corporate Dividends-Received Deduction.  Greene County Bancorp, MHC owns less than 80% of the outstanding common stock of Greene County Bancorp, Inc.  Therefore, Greene County Bancorp, MHC is not permitted to join in the consolidated federal income tax return with Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank and Greene Risk Management, Inc..  Consequently, Greene County Bancorp, MHC is only eligible for a 65% dividends-received deduction in respect of dividends from Greene County Bancorp, Inc.

On December 22, 2017, The Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted. A number of provisions will impact us including the following:

•
Tax Rate  The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. This reduction will generally result in future increased earnings and capital as well as reducing our net deferred tax asset. Generally accepted accounting principles ("GAAP") requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, a benefit of $251,000 was recorded in December 2017, which represents the impact of the change in the Federal tax rate.

•
Employee Compensation A publicly held corporation is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. Based on our current compensation plans, we do not expect to be impacted by this limitation.

•
Business Asset Expensing  The Tax Act allows taxpayers to immediately expense the entire cost of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property.) This 100% bonus depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•
Interest Expense   The Tax Act limits a taxpayer's annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of "adjusted taxable income," defined as business's taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

The foregoing description of the impact of the Tax Act on us should be read in conjunction with Note 12, Income Taxes, of the notes to our Consolidated Financial Statements.

State Taxation

Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank, and Greene Property Holdings, Ltd. report income on a combined fiscal year basis to New York State. The New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income, 0.10% of average Business Capital or a fixed dollar amount based on New York sourced gross receipts. All intercompany dividend distributions are eliminated in the calculation of Combined Business Income.

Index
REGULATION

General

The Bank of Greene County is a federally chartered savings bank and Greene County Commercial Bank is a New York-chartered bank.  The Federal Deposit Insurance Corporation (“FDIC”) through the DIF (“Deposit Insurance Fund”) insures their deposit accounts up to applicable limits.  The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and the New York State Department of Financial Services (the “Department”), respectively, as their chartering agencies, and by the FDIC, as their deposit insurer.  The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by the OCC and the Department, respectively, as well as the FDIC concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as savings and loan holding companies, are subject to regulation and examination by the Federal Reserve Board (“FRB”) and are required to file reports with the FRB.

The Dodd-Frank Act and the extensive new regulations significantly affect our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the OCC or the FRB, could have a material adverse impact on The Bank of Greene County, Greene County Commercial Bank, Greene County Bancorp, Inc. or Greene County Bancorp, MHC.

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

Index
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

Capital Requirements.  Federal regulations require savings associations to meet certain minimum capital standards.  The risk-based capital standard for savings associations requires the maintenance of a minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, a minimum Tier 1 capital ratio (common equity Tier 1 capital plus additional Tier 1 capital) of 6% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  The final rule requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  The Bank of Greene County and Greene County Commercial Bank have exercised this one-time opt-out and therefore excluded unrealized gains and losses on certain “available-for-sale” securities holdings for purposes of calculating regulatory capital. Additional constraints have been imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.  Common equity Tier 1 capital is composed of common stock and retained earnings, and includes a limited amount of minority interest and is reduced by goodwill and other intangibles, except mortgage servicing assets, deferred tax assets that arise from operating losses and tax credit carry-forwards, gain on sale in connection with a securitization exposure, certain defined benefit pension fund assets, investments in own shares, a limited amount of deferred tax assets arising from temporary differences that cannot be realized from net operating loss carrybacks and a limited amount of investments in the capital of unconsolidated financial institutions in the form of common stock.  Additional Tier 1 capital includes non-cumulative perpetual preferred stock and a limited amount of tier 1 minority interest.  Total capital includes Tier 1 capital plus total capital minority interest that was not included in Tier 1 capital, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.

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

At June 30, 2018, The Bank of Greene County’s and Greene County Commercial Bank’s capital exceeded all applicable minimal capital requirements.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2018, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

Index
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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. During the year ended June 30, 2018, The Bank of Greene County switched from the HOLA QTL test to the IRS DBLA test and satisfied the requirements of this test at and for the year ended June 30, 2018.

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

Index
Cybersecurity.  In additional to the provisions in the Gramm-Leach-Bliley Act relating to data security (discussed below), Greene County Bancorp, Inc. and its subsidiaries are subject to many federal and state laws, regulations and regulatory interpretations which impose standards and requirements related to cybersecurity. For example, in March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Financial institutions that fail to observe this regulatory guidance on cybersecurity may be subject to various regulatory sanctions, including financial penalties.

Anti-Money Laundering and OFAC.  Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If The Bank of Greene County finds a name on any transaction, account or wire transfer that is on an OFAC list, The Bank of Greene County must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department's Financial Crises Enforcement Network ("FinCEN") issued a final rule in 2016 increasing customer due diligence requirements for banks, including adding a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions. Compliance with this rule was required in May 2018.

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

At June 30, 2018, The Bank of Greene County met the criteria for being considered “well-capitalized”.

Deposit Insurance.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The FDIC’s assessment system is based on each institution’s total assets less tangible capital, and ranges from 1.5 to 40 basis points.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2018, the annualized Financing Corporation assessment was equal to 0.44 basis points of total assets less tangible capital. For the fiscal year June 30, 2018, The Bank of Greene County, and its subsidiary Greene County Commercial Bank, jointly paid $43,000 related to the FICO bonds.

Index
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

Federal Home Loan Bank System.  The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2018, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2018, The Bank of Greene County was in compliance with these reserve requirements.

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

Index
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

Capital.  Historically, savings and loan holding companies have not been subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  On January 29, 2015, the Federal Reserve Bank Board revised the Small Bank Holding Company Policy Statement (“Policy Statement”) to raise the total consolidated asset limit from $500 million to $1 billion, and expand the scope of the Policy Statement to include savings and loan holding companies (SLHCs).  In conjunction with these revisions, the Board proposed changes to regulatory reports effective in 2015 to lessen the reporting burden on smaller institutions. On September 10, 2018, the Federal Reserve Bank Board further revised the total consolidated asset limit from $1 billion to $3 billion. Prior to these revisions, beginning on January 1, 2015, the top-tier savings and loan holding company, Greene County Bancorp, MHC would have been subject to the new regulatory capital reporting requirements.  However, as a result of these revisions, the MHC has been exempted from the new regulatory capital reporting requirements.

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

At June 30, 2018, our commercial bank met the criteria for being considered “well-capitalized.”

Federal Securities Laws

Greene County Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Greene County Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Index
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

Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The Bank of Greene County also has an operations center and lending center located in Catskill, New York.  The Bank of Greene County currently conducts its business through 14 full-service banking offices.  We own nine branch offices and lease five branch offices located within Greene, Columbia, Albany and Ulster Counties. Greene County Commercial Bank conducts its business through the branch offices of The Bank of Greene County. The Bank of Greene County also leases a building in Ulster County which it is currently renovating for the opening of a new branch in September 2018. In the opinion of management, the physical properties of our holding company and our various subsidiaries are suitable and adequate.  For more information on our properties, see Notes 1, 5 and 14 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Report.

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

Greene County Bancorp, Inc.’s common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”.  As of September 7, 2018 Greene County Bancorp, Inc. had 476 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 8,537,814 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), Greene County Bancorp, Inc.’s mutual holding company, held 4,609,264 shares of common stock, or 54.0% of total shares outstanding.  Consequently, shareholders other than the MHC held 3,928,550 shares.

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

The following table sets forth a summary of selected financial data at and for the fiscal quarter ends for the years ended June 30, 2018 and 2017.   Closing market price information is stated at the quarter end dates indicated.

Fiscal 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price (NASDAQ:GCBC)
High	$30.45	$35.70	$38.00	$37.10
Low	22.16	28.66	31.50	28.85
Close	30.05	32.60	36.70	33.90
Cash Dividends*	0.0975	0.0975	0.0975	0.0975

Fiscal 2017
High	$17.42	$25.20	$24.00	$29.00
Low	16.00	16.50	20.50	22.30
Close	16.67	22.90	23.35	27.20
Cash Dividends*	0.095	0.095	0.095	0.095

*The MHC waived receipt of the dividends for all four quarters of fiscal 2018 and for the first, second and third quarters of fiscal 2017.

There were no sales of unregistered securities during fiscal 2018 or 2017.  On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant of up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 184,692 shares, adjusted for a 2-for-1 stock split.  As of June 30, 2018, the Company had repurchased 124,956 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2018 or 2017.  The Company currently does not intend to repurchase any additional shares under this stock repurchase program.

Index
ITEM 6.	Selected Financial Data

The selected financial and operational data presented below at and for the years shown was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. and should be read in conjunction with the consolidated financial statements presented elsewhere in this Report.

(Dollars in thousands, except per share amounts)	2018	2017	2016
SELECTED FINANCIAL CONDITION DATA:
Total assets	$1,151,478	$982,291	$868,781
Loans receivable, net	704,431	624,187	522,764
Securities available-for-sale	121,023	91,483	100,123
Securities held-to-maturity	274,550	223,830	204,935
Deposits	1,025,234	859,535	738,887
Shareholders' equity	96,191	83,521	74,301
AVERAGE BALANCES:
Total assets	1,073,980	913,423	795,819
Interest-earning assets	1,056,101	895,659	777,539
Loans receivable, net	659,132	577,854	476,356
Securities	359,661	300,270	281,308
Deposits	952,753	786,923	690,995
Borrowings	22,913	38,760	27,835
Shareholders' equity	89,540	78,518	70,669
SELECTED OPERATIONS DATA:
Total interest income	38,928	33,459	28,802
Total interest expense	4,014	3,077	2,581
Net interest income	34,914	30,382	26,221
Provision for loan losses	1,530	1,911	1,673
Net interest income after provision for loan losses	33,384	28,471	24,548
Total noninterest income	7,481	6,424	5,965
Total noninterest expense	22,362	19,967	18,871
Income before provision for income taxes	18,503	14,928	11,642
Provision for income taxes	4,095	3,741	2,679
Net income	14,408	11,187	8,963
FINANCIAL RATIOS:
Return on average assets[1]	1.34%	1.22%	1.13%
Return on average shareholders’ equity[2]	16.09	14.25	12.68
Noninterest expenses to average total assets	2.08	2.19	2.37
Average interest-earning assets to average interest-bearing liabilities	120.36	121.66	121.70
Net interest rate spread[3]	3.23	3.32	3.30
Net interest margin[4]	3.31	3.39	3.37
Efficiency ratio[5]	52.75	54.25	58.63
Shareholders’ equity to total assets, at end of period	8.35	8.50	8.55
Average shareholders’ equity to average assets	8.34	8.60	8.88
Dividend payout ratio[6]	23.08	28.79	34.91
Actual dividends declared to net income[7]	10.59	17.16	20.69
Nonperforming assets to total assets, at end of period	0.32	0.45	0.43
Nonperforming loans to net loans, at end of period	0.51	0.58	0.65
Allowance for loan losses to nonperforming loans	335.96	302.72	278.72
Allowance for loan losses to total loans receivable	1.68	1.74	1.79
Book value per share[8]	$11.27	$9.82	$8.77
Basic earnings per share	1.69	1.32	1.06
Diluted earnings per share	1.69	1.31	1.06
OTHER DATA:
Closing market price of common stock	$33.90	$27.20	$16.27
Number of full-service offices	14	13	13
Number of full-time equivalent employees	156	144	137

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

GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  The Bank of Greene County currently operates 14 full-service branches, an administration office, a lending center, and an operations center in New York’s Hudson Valley Region.  In June 2004, Greene County Commercial Bank (“GCCB”) was opened for the limited purpose of providing financial services to local municipalities.  GCCB is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 54.0% of the Company’s outstanding common stock.    In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans. In December 2014, Greene Risk Management, Inc. was formed as a Nevada corporation that is operating as a pooled captive insurance company.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

Overview of the Company’s Activities and Risks

Greene County Bancorp, Inc.’s results of operations depend primarily on its net interest income, which is the difference between the income earned on Greene County Bancorp, Inc.’s loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by Greene County Bancorp, Inc.’s provision for loan losses, noninterest income and noninterest expense.  Noninterest income consists primarily of fees and service charges.  Greene County Bancorp, Inc.’s noninterest expense consists principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect Greene County Bancorp, Inc.

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

FINANCIAL OVERVIEW

Net income for the year ended June 30, 2018 amounted to $14.4 million, or $1.69 per basic and diluted share, as compared to $11.2 million, or $1.32 per basic and $1.31 per diluted share, for the year ended June 30, 2017, an increase of $3.2 million, or 28.8%.  The increase in net income was primarily the result of increases of $4.5 million in net interest income and $1.1 million in noninterest income, which were partially offset by increases of $2.7 million in provision for income taxes and noninterest expense. The change in net interest income resulted from growth in interest-earning assets when comparing the years ended June 30, 2018 and 2017.  Growth in interest-earning assets was within both investment securities and loans. Growth in loans was primarily in commercial real estate mortgages and commercial loans which are generally higher yielding assets.

Net interest spread and margin decreased nine and eight basis points respectively, when comparing the years ended June 30, 2018 and 2017.  Net interest spread decreased to 3.23% for the year ended June 30, 2018 compared to 3.32% for the year ended June 30, 2017.  Net interest margin decreased to 3.31% for the year ended June 30, 2018 compared to 3.39% for the year ended June 30, 2017 Changes in noninterest income and noninterest expense are more fully explained within the Comparison of Operating Results for the Years Ended June 30, 2018 and 2017 contained herein.

Total assets grew $169.2 million, or 17.2%, to $1.2 billion at June 30, 2018 as compared to $982.3 million at June 30, 2017.  Net loans increased $80.2 million, or 12.9%, to $704.4 million at June 30, 2018 as compared to $624.2 million at June 30, 2017.  Securities classified as available-for-sale and held-to-maturity increased $80.3 million, or 25.5%, to $395.6 million at June 30, 2018 as compared to $315.3 million at June 30, 2017.  Deposits grew $165.7 million, or 19.3%, to $1.0 billion at June 30, 2018 as compared to $859.5 million at June 30, 2017.  Total shareholders’ equity amounted to $96.2 million and $83.5 million at June 30, 2018 and 2017, respectively, or 8.4% and 8.5% of total assets, respectively.

Comparison of Financial Condition as of June 30, 2018 and 2017

SECURITIES

Securities available-for-sale and held-to-maturity increased $80.3 million, or 25.5%, to $395.6 million at June 30, 2018 as compared to $315.3 million at June 30, 2017.  Securities purchased totaled $183.3 million during the year ended June 30, 2018 and consisted of $134.3 million of state and political subdivision securities, $41.9 million of mortgage backed securities, $4.2 million of U.S. government sponsored enterprises securities, $2.0 million of corporate debt securities, and $890,000 of other securities. Principal pay-downs and maturities during fiscal 2018 amounted to $101.5 million, of which $19.5 million were mortgage-backed securities, $79.5 million were state and political subdivision securities, and $2.5 million were corporate debt securities.  Greene County Bancorp, Inc. holds 57.8% of its securities portfolio at June 30, 2018 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
	At June 30,
	2018		2017		2016
(Dollars in thousands)	Carrying Amount	Percent of total	Carrying Amount	Percent of total	Carrying Amount	Percent of total
Securities available-for-sale:
U.S. government sponsored enterprises	$5,531	1.4%	$4,717	1.5%	$4,891	1.6%
State and political subdivisions	92,255	23.3	58,112	18.4	60,499	19.8
Mortgage-backed securities-residential	3,247	0.8	4,913	1.5	6,540	2.1
Mortgage-backed securities-multi-family	18,069	4.6	20,765	6.6	23,879	7.8
Asset-backed securities	-	-	1	0.0	5	0.0
Corporate debt securities	1,704	0.4	2,791	1.0	4,157	1.4
Total debt securities	120,806	30.5	91,299	29.0	99,971	32.7
Equity securities	217	0.1	184	0.1	152	0.1
Total securities available-for-sale	121,023	30.6	91,483	29.1	100,123	32.8
Securities held-to-maturity:
U.S. government sponsored enterprises	9,245	2.3	6,000	1.9	2,000	0.7
State and political subdivisions	136,335	34.5	115,805	36.7	99,040	32.5
Mortgage-backed securities-residential	6,472	1.6	10,798	3.4	13,543	4.4
Mortgage-backed securities-multi-family	118,780	30.0	88,702	28.1	87,204	28.6
Corporate debt securities	1,466	0.4	1,000	0.3	1,000	0.3
Other securities	2,252	0.6	1,525	0.5	2,148	0.7
Total securities held-to-maturity	274,550	69.4	223,830	70.9	204,935	67.2
Total securities	$395,573	100.0%	$315,313	100.0%	$305,058	100.0%

Investment Maturity Schedule

The estimated fair value of debt securities at June 30, 2018 by contractual maturity are shown below.  Mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No tax-equivalent adjustments were made in calculating the weighted average yield.

(Dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$4,562	$969	$-	$5,531
State and political subdivisions	92,255	-	-	-	92,255
Mortgage-backed securities-residential	11	172	1,980	1,084	3,247
Mortgage-backed securities-multi-family	771	16,333	965	-	18,069
Corporate debt securities	254	-	1,450	-	1,704
Total debt securities	93,291	21,067	5,364	1,084	120,806
Equity securities	-	-	-	217	217
Total securities available-for-sale	93,291	21,067	5,364	1,301	121,023
Securities held-to-maturity:
U.S. government sponsored enterprises	-	1,949	7,018	-	8,967
State and political subdivisions	24,795	59,654	36,709	17,736	138,894
Mortgage-backed securities-residential	76	2,679	2,801	981	6,537
Mortgage-backed securities-multi-family	-	63,218	52,840	-	116,058
Corporate debt securities	-	-	1,011	457	1,468
Other securities	1,013	717	447	76	2,253
Total securities held-to-maturity	25,884	128,217	100,826	19,250	274,177
Total securities	$119,175	$149,284	$106,190	$20,551	$395,200
Weighted Average Yield	1.95%	2.65%	2.75%	3.40%	2.51%

Index
LOANS

Net loans receivable increased $80.2 million, or 12.9%, to $704.4 million at June 30, 2018 from $624.2 million at June 30, 2017.  The loan growth experienced during fiscal 2018 consisted primarily of $26.0 million in commercial real estate loans, $24.3 million in commercial loans, $5.8 million in multi-family real estate loans, $10.5 million in residential real estate loans, and $13.7 million in construction loans.   The continued low interest rate environment and, we believe, strong customer satisfaction from personal service, continued to enhance loan growth.  If long term rates begin to rise, the Company anticipates some reduced new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values in the Company’s market areas, however, could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Loan Portfolio Composition

Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential real estate	$255,848	35.75%	$245,331	38.67%	$234,992	44.23%	$226,648	50.28%	$227,373	56.02%
Residential construction and land	9,951	1.39	7,160	1.13	5,575	1.05	3,621	0.81	3,005	0.74
Multi-family	14,961	2.09	9,199	1.45	3,918	0.74	4,287	0.95	4,059	1.00
Commercial real estate	283,935	39.68	257,964	40.67	192,678	36.27	142,323	31.57	114,066	28.11
Commercial construction	39,366	5.50	28,430	4.48	20,159	3.79	8,936	1.98	1,558	0.38
Total real estate loans	604,061	84.41	548,084	86.40	457,322	86.08	385,815	85.59	350,061	86.25

Consumer loans
Home equity	21,919	3.06	21,076	3.32	20,893	3.93	21,019	4.66	20,578	5.07
Consumer installment(1)	5,017	0.70	4,790	0.76	4,350	0.82	4,123	0.92	4,208	1.04
Total consumer loans	26,936	3.76	25,866	4.08	25,243	4.75	25,142	5.58	24,786	6.11

Commercial loans	84,644	11.83	60,381	9.52	48,725	9.17	39,798	8.83	30,994	7.64

Total consumer loans and commercial loans	111,580	15.59	86,247	13.60	73,968	13.92	64,940	14.41	55,780	13.75

Total gross loans	715,641	100.00%	634,331	100.00%	531,290	100.00%	450,755	100.00%	405,841	100.00%

Less:
Allowance for loan losses	(12,024)		(11,022)		(9,485)		(8,142)		(7,419)
Deferred fees and costs	814		878		959		883		887

Total loans receivable, net	$704,431		$624,187		$522,764		$443,496		$399,309

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.

Index
Loan Maturity Schedule

The following table sets forth certain information as of June 30, 2018 regarding the amount of loans maturing or re-pricing in The Bank of Greene County's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

(In thousands)	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total
Residential real estate	$5,038	$10,554	$34,321	$55,975	$149,960	$255,848
Residential construction and land	9,590	19	60	282	-	9,951
Multi-family	1,016	1,557	5,741	4,916	1,731	14,961
Commercial real estate	59,089	40,444	74,749	90,480	19,173	283,935
Commercial construction	36,522	2,844	-	-	-	39,366
Consumer loans	17,792	2,053	3,703	3,388	-	26,936
Commercial loans	36,547	5,159	16,642	25,831	465	84,644
Total loan portfolio	$165,594	$62,630	$135,216	$180,872	$171,329	$715,641

The total amount of the above loans that mature or are due after June 30, 2019 that have fixed interest rates is $353.0 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $197.0 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail above within the section Management of Interest Rate Risk.

Potential Problem Loans

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."  For further discussion regarding how management determines when a loan should be classified see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.  At June 30, 2018, The Bank of Greene County had $5.7 million of loans classified as substandard, and $11.7 million of loans designated as special mention.  No loans were classified as either doubtful or loss at June 30, 2018.

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

Index
Analysis of Nonaccrual Loans, Nonperforming Assets and Restructured Loans

The table below details additional information related to nonaccrual loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans:
Residential real estate	$1,778	$1,240	$1,207	$1,087	$2,473
Commercial real estate	1,147	1,452	1,899	2,964	2,775
Commercial construction	-	176	-	-	-
Home equity	298	218	18	169	339
Consumer installment	18	10	-	-	-
Commercial	276	476	202	388	312
Total nonaccrual loans	3,517	3,572	3,326	4,608	5,899

Accruing loans delinquent 90 days or more:
Residential real estate	62	69	77	84	266
Total accruing loans delinquent 90 days or more	62	69	77	84	266
Foreclosed real estate:
Residential real estate	119	-	61	847	473
Residential construction & land	-	-	65	-	-
Commercial real estate	-	799	244	-	-
Total foreclosed real estate	119	799	370 847	847	473

Total nonperforming assets	$3,698	$4,440	$3,773	$5,539	$6,638

Troubled debt restructuring:
Nonperforming (included above)	$774	$932	$1,645	$2,002	$3,093
Performing (accruing and excluded above)	1,557	916	934	965	1,504

Nonperforming assets to total assets	0.32%	0.45%	0.43%	0.75%	0.98%

Nonperforming loans to net loans	0.51%	0.58%	0.65%	1.06%	1.54%

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2018	2017	2016
Interest income that would have been recorded if loans had been performing in accordance with original terms	$230	$227	$247
Interest income that was recorded on nonaccrual loans	125	148	142

Index
The table below details additional information on impaired loans as of the dates indicated:

	For the years ended June 30,
(In thousands)	2018	2017	2016
Balance of impaired loans, with a valuation allowance	$2,799	$2,071	$1,947
Allowances relating to impaired loans included in allowance for loan losses	482	436	330
Balance of impaired loans, without a valuation allowance	1,349	1,181	1,295
Average balance of impaired loans for the years ended	3,955	3,335	3,363
Interest income recorded on impaired loans during the years ended	100	137	122

Nonperforming assets amounted to $3.7 million at June 30, 2018 and $4.4 million at June 30, 2017, a decrease of $742,000, or 16.7%. This decrease was primarily the result of sales and write-downs of foreclosed real estate. Total impaired loans amounted to $4.1 million at June 30, 2018 compared to $3.3 million at June 30, 2017, an increase of $896,000, or 27.6%. The increase in impaired loans was the result of an increase in residential real estate and home equity loans in nonaccrual.  Impaired loans include loans that have been modified in a troubled debt restructuring and are performing under the modified terms and have therefore been returned to performing status.

Loans on nonaccrual status totaled $3.5 million at June 30, 2018 of which $1.9 million were in the process of foreclosure.  At June 30, 2018, there were 11 residential loans in the process of foreclosure totaling $1.2 million. Included in nonaccrual loans were $1.3 million of loans which were less than 90 days past due at June 30, 2018, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $128,000 of loans which were making payments pursuant to forbearance agreements.   Under the forbearance agreements, the customers have made arrangements with The Bank of Greene County to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, The Bank of Greene County has agreed not to continue foreclosure proceedings. Loans on nonaccrual status totaled $3.6 million at June 30, 2017 of which $1.6 million were in the process of foreclosure.  Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2017, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $179,000 of loans which were making payments pursuant to forbearance agreements.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County considers smaller balance residential mortgages, home equity loans, commercial loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential, commercial mortgage and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral. The Bank of Greene County charges loans off against the allowance for loan losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made. Included within consumer installment loan charge-offs and recoveries are deposit accounts that have been overdrawn in excess of 60 days. With continued growth in the number of deposit accounts, charge-off activity within this category has also grown. For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.

Index
Analysis of allowance for loan losses activity

	At or for the Years Ended June 30,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance at the beginning of the period	$11,022	$9,485	$8,142	$7,419	$7,040
Charge-offs:
Residential real estate	141	90	-	390	420
Multi-family	-	-	-	-	24
Commercial real estate	-	39	162	133	309
Home equity	-	-	-	121	44
Consumer installment	318	270	245	236	215
Commercial loans	159	66	20	48	205
Total loans charged off	618	465	427	928	1,217

Recoveries:
Residential real estate	-	-	-	6	10
Multi-family	-	-	-	-	7
Commercial real estate	-	-	17	-	-
Consumer installment	85	88	78	61	75
Commercial loans	5	3	2	28	4
Total recoveries	90	91	97	95	96

Net charge-offs	528	374	330	833	1,121

Provisions charged to operations	1,530	1,911	1,673	1,556	1,500
Balance at the end of the period	$12,024	$11,022	$9,485	$8,142	$7,419

Net charge-offs to average loans outstanding	0.08%	0.06%	0.07%	0.20%	0.29%
Net charge-offs to nonperforming assets	14.28	8.42	8.75	15.04	16.89
Allowance for loan losses to nonperforming loans	335.96	302.72	278.72	173.53	120.34
Allowance for loan losses to total loans receivable	1.68	1.74	1.79	1.81	1.83
Net charge-offs to average assets	0.05	0.04	0.04	0.12	0.17

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	At June 30,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans
Residential real estate	$2,116	35.8%	$2,289	38.7%	$2,396	44.2%	$2,454	50.3%	$2,731	56.1%
Residential construction and land	114	1.4	89	1.1	75	1.1	50	0.8	42	0.7
Multi-family	162	2.1	43	1.4	22	0.7	40	0.9	59	1.0
Commercial real estate	5,979	39.6	5,589	40.7	4,541	36.3	3,699	31.6	2,936	28.1
Commercial construction	950	5.5	687	4.5	502	3.8	233	2.0	38	0.4
Home equity	317	3.1	234	3.3	309	3.9	314	4.7	361	5.1
Consumer installment	224	0.7	231	0.8	228	0.8	223	0.9	240	1.0
Commercial loans	2,128	11.8	1,680	9.5	1,412	9.2	1,129	8.8	811	7.6
Unallocated	34	-	180	-	-	-	-	-	201	-
Totals	$12,024	100.0%	$11,022	100.0%	$9,485	100.0%	$8,142	100.0%	$7,419	100.0%

Index
PREMISES AND EQUIPMENT

Premises and equipment amounted to $13.3 million at June 30, 2018 and $13.6 million at June 30, 2017.  Purchases totaled $324,000 during the year ended June 30, 2018, consisting primarily of building improvements and equipment for new branches located in Copake and Woodstock, New York.  Depreciation for the year ended June 30, 2018 totaled $635,000.  There were no disposals of premise and equipment during the fiscal year ended June 30, 2018.

OTHER ASSETS

Other assets, consisting primarily of accrued interest receivable, foreclosed real estate and prepaid expenses, totaled $7.7 million at June 30, 2018, compared to $8.6 million at June 30, 2017, a decrease of $887,000.  This decrease was due to a $1.8 million decrease in income taxes receivable, and a $680,000 decrease in foreclosed real estate. Income taxes receivable decreased as a result of the lower tax payments made during the year as a result of the application of the prior year tax refund to the current year income taxes due. This decrease was partially offset by an increase in prepaid expenses of $382,000, accrued interest receivable of $1.0 million, and deferred taxes of $156,000. The increase in accrued interest receivable was the result of the growth in interest-earning assets during the year ended June 30, 2018.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as FRE, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis. Upon transfer to FRE, if the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.   FRE totaled $799,000 at June 30, 2017 and consisted of two commercial real estate properties. Four new properties were added to FRE, and four properties were sold during the year ended June 30, 2018.  This activity resulted in recognizing net gains totaling $41,000 during the period. FRE totaled $119,000 at June 30, 2018, and consisted of two residential real estate properties.

DEPOSITS

Total deposits increased to $1.0 billion at June 30, 2018 from $859.5 million at June 30, 2017, an increase of $165.7 million, or 19.3%. This increase was partially the result of a $96.6 million increase in municipal deposits at Greene County Commercial Bank, primarily from continued growth in new account relationships as well as tax collection. NOW deposits increased $128.6 million, or 32.7%, money market deposits increased $13.9 million, or 11.6%, savings deposits increased $18.8 million, or 9.5% and noninterest-bearing deposits increased $6.8 million, or 7.1% when comparing June 30, 2018 and 2017. These increases were partially offset by a decrease in certificates of deposit of $2.4 million, or 4.5%, when comparing June 30, 2018 and 2017. Included within certificates of deposits at June 30, 2018 and 2017 were $15.0 million, in brokered certificates of deposit.

	At June 30,
	2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Transaction and savings deposits:
Noninterest-bearing deposits	$102,694	10.0%	$95,929	11.2%	$88,254	11.9%
Certificates of deposit	51,317	5.0	53,742	6.3	50,666	6.9
Savings deposits	216,103	21.1	197,288	22.9	177,309	24.0
Money market deposits	133,753	13.0	119,806	13.9	112,905	15.3
NOW deposits	521,367	50.9	392,770	45.7	309,753	41.9
Total deposits	$1,025,234	100.0%	$859,535	100.0%	$738,887	100.0%

The amount of certificates of deposit by time remaining to maturity as of June 30, 2018 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Report.

BORROWINGS

Total borrowings from the Federal Home Loan Bank of New York (“FHLB”) decreased $11.4 million to $18.2 million at June 30, 2018 compared to $29.6 million at June 30, 2017.  The Company had no overnight advances at June 30, 2018. Overnight advances totaled $6.9 million at June 30, 2017. Long-term borrowings decreased $4.5 million to $18.2 million at June 30, 2018 from $22.7 million at June 30, 2017. The Company’s borrowing agreements are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Report.

Index
The table below details additional information related to short-term and long-term borrowings for the years ended June 30,

(Dollars in thousands)	2018	2017
Short-term borrowings
Average outstanding balance	$2,953	$16,906
Interest expense	47	130
Weighted average interest rate during the year	1.62%	0.77%
Weighted average interest rate at end of year	2.11%	1.28%

Long-term borrowings
Average outstanding balance	$19,960	$21,854
Interest expense	323	335
Weighted average interest rate during the year	1.62%	1.53%
Weighted average interest rate at end of year	1.63%	1.60%

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities, totaled $11.9 million at June 30, 2018, compared to $9.7 million at June 30, 2017, an increase of $2.2 million.  This increase was due primarily to increased accrued expenses for various employee benefit plans, including short-term and long-term incentive plans, and supplemental executive retirement plan. For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note 10 Stock Based Compensation of this Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $96.2 million at June 30, 2018 from $83.5 million at June 30, 2017, as net income of $14.4 million was partially offset by dividends declared and paid of $1.5 million, and a $631,000 increase in accumulated other comprehensive loss, net of income taxes. Other changes in equity, an increase of $160,000, was the result of options exercised with the Company’s 2008 Stock Option Plan.  At June 30, 2018, there were no remaining options to be exercised with the Company’s 2008 Stock Option Plan.

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

Selected Equity Data:	At June 30,
	2018	2017
Shareholders’ equity to total assets, at end of period	8.35%	8.50%

Book value per share	$11.27	$9.82
Closing market price of common stock	$33.90	$27.20

	For the years ended June 30,
	2018	2017
Average shareholders’ equity to average assets	8.34%	8.60%
Dividend payout ratio[1]	23.08%	28.79%
Actual dividends paid to net income[2]	10.59%	17.16%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.0% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  Dividends were paid to the MHC during the quarter ended June 30, 2017.  The MHC waived its right to receive dividends in all other periods during fiscal 2018 and 2017.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Years Ended June 30, 2018 and 2017

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the years ended June 30, 2018 and 2017.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Fiscal Years Ended June 30,
		2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Loans receivable[1]	$670,499	$29,692	4.43%	$588,107	$25,884	4.40%
Securities[2]	359,661	8,772	2.44	300,270	7,413	2.47
Interest-earning bank balances and federal funds	24,218	352	1.45	4,843	38	0.78
FHLB stock	1,723	112	6.50	2,439	124	5.08
Total interest-earning assets	1,056,101	38,928	3.69%	895,659	33,459	3.74%
Cash and due from banks	10,005			8,584
Allowance for loan losses	(11,367)			(10,253)
Other noninterest-earning assets	19,241			19,433
Total assets	$1,073,980			$913,423

Interest-Bearing Liabilities:
Savings and money market deposits	$333,278	$1,081	0.32%	$304,482	$960	0.32%
NOW deposits	481,524	2,219	0.46	350,502	1,332	0.38
Certificates of deposit	39,731	344	0.87	42,466	320	0.75
Borrowings	22,913	370	1.61	38,760	465	1.20
Total interest-bearing liabilities	877,446	4,014	0.46%	736,210	3,077	0.42%
Noninterest-bearing deposits	98,220			89,473
Other noninterest-bearing liabilities	8,774			9,222
Shareholders' equity	89,540			78,518
Total liabilities and equity	$1,073,980			$913,423

Net interest income		$34,914			$30,382
Net interest rate spread			3.23%			3.32%
Net earnings assets	$178,655			$159,449
Net interest margin			3.31%			3.39%
Average interest-earning assets to average interest-bearing liabilities	120.36%			121.66%

1 Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Taxable-equivalent net interest income and net interest margin

	For the year ended June 30,
(Dollars in thousands)	2018	2017
Net interest income (GAAP)	$34,914	$30,382
Tax-equivalent adjustment(1)	2,223	2,210
Net interest income (fully taxable-equivalent)	$37,137	$32,592

Average interest-earning assets	$1,056,101	$895,659
Net interest margin (fully taxable-equivalent)	3.52%	3.64%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 28.1%, and 34% for federal income taxes and 3.62%, and 3.32% for New York State income taxes for the period ended June 30, 2018 and 2017, respectively.

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

	Years Ended June 30,
	2018 versus 2017			2017 versus 2016
(In thousands)	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$3,631	$177	$3,808	$4,565	$(799)	$3,766
Securities[2]	1,450	(91)	1,359	452	402	854
Interest-earning bank balances and federal funds	258	56	314	(29)	19	(10)
FHLB stock	(42)	30	(12)	26	21	47
Total interest-earning assets	5,297	172	5,469	5,014	(357)	4,657

Interest-Bearing Liabilities:
Savings and money market deposits	121	-	121	59	23	82
NOW deposits	567	320	887	249	29	278
Certificates of deposit	(22)	46	24	(12)	23	11
Borrowings	(225)	130	(95)	131	(6)	125
Total interest-bearing liabilities	441	496	937	427	69	496
Net change in net interest income	$4,856	$(324)	$4,532	$4,587	$(426)	$4,161

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Index
As the above table shows, net interest income for the fiscal year ended June 30, 2018 has been affected most significantly by the increase in the volume of loans and securities which has been partially offset by a decrease in yields on securities. Net interest rate spread decreased nine basis points to 3.23% for the fiscal year ended June 30, 2018 as compared to 3.32% for the fiscal year ended June 30, 2017.  Net interest margin decreased eight basis points to 3.31% for the fiscal year ended June 30, 2018 as compared to 3.39% for the fiscal year ended June 30, 2017.

INTEREST INCOME

Interest income for the year ended June 30, 2018 amounted to $38.9 million as compared to $33.5 million for the year ended June 30, 2017, an increase of $5.4 million, or 16.1%.  The increase in average loan and securities balances and the increase in yields on loans had the greatest impact on interest income when comparing the years ended June 30, 2018 and 2017.   Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $1.1 billion for the year ended June 30, 2018 as compared to $895.7 million for the year ended June 30, 2017, an increase of $160.4 million, or 17.9%.   The yield earned on such assets decreased five basis points to 3.69% for the year ended June 30, 2018 as compared to 3.74% for the year ended June 30, 2017.

Interest income earned on loans amounted to $29.7 million for the year ended June 30, 2018 as compared to $25.9 million for the year ended June 30, 2017.  Average loans outstanding increased $82.4 million, or 14.0%, to $670.5 million for the year ended June 30, 2018 as compared to $588.1 million for the year ended June 30, 2017.  The yield on such loans increased three basis points to 4.43% for the year ended June 30, 2018 as compared to 4.40% for the year ended June 30, 2017. At June 30, 2018, approximately 45.9% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.

Interest income earned on securities (excluding FHLB stock) increased to $8.8 million for the year ended June 30, 2018 as compared to $7.4 million for the year ended June 30, 2017.  The average balance of securities increased $59.4 million to $359.7 million for the year ended June 30, 2018 as compared to $300.3 million for the year ended June 30, 2017.  The average yield on such securities decreased three basis points to 2.44% for the year ended June 30, 2018 as compared to 2.47% for the year ended June 30, 2017.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.  Adjusting for this tax effect, the tax equivalent yield on securities was 3.03% for the year ended June 30, 2018 as compared to 3.16% for the year ended June 30, 2017.

Interest income earned on federal funds and interest-earning deposits amounted to $352,000 for the year ended June 30, 2018 as compared to $38,000 for the year ended June 30, 2017.  The average balance of federal funds and interest-earning deposits increased $19.4 million when comparing the years ended June 30, 2018 and 2017.  Dividends on FHLB stock decreased to $112,000 for the year ended June 30, 2018 as compared to $124,000 for the year ended June 30, 2017.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2018 amounted to $4.0 million as compared to $3.1 million for the year ended June 30, 2017, an increase of $937,000, or 30.5%.  This increase was the result of an increase in the average balance of interest-bearing liabilities, as well as higher rates paid on average deposits. Total average interest-bearing liabilities increased to $877.4 million for the year ended June 30, 2018 as compared to $736.2 million for the year ended June 30, 2017, an increase of $141.2 million, or 19.2%.  Much of this increase related to NOW accounts.  With the recent increases in short-term rates by the Federal Reserve Board, the overall rate paid on interest-bearing liabilities increased four basis points to 0.46% for the year ended June 30, 2018 compared to 0.42% for the year ended June 30, 2017.

Interest expense paid on savings and money market accounts amounted to $1.1 million for the year ended June 30, 2018 as compared to $960,000 for the year ended June 30, 2017, an increase of $121,000, or 12.6%. The rate paid on savings and money market accounts remained at 0.32% for the year ended June 30, 2018 compared to 2017.  The average balance of savings and money market accounts increased by $28.8 million to $333.3 million for the year ended June 30, 2018 as compared to $304.5 million for the year ended June 30, 2017.

Interest expense paid on NOW accounts amounted to $2.2 million and $1.3 million for the years ended June 30, 2018 and 2017, respectively.  The average balance of NOW accounts increased to $481.5 million for the year ended June 30, 2018 as compared to $350.5 million for the year ended June 30, 2017, an increase of $131.0 million.  The average rate paid on NOW accounts increased eight basis points to 0.46% for the year ended June 30, 2018 as compared to 0.38% for the year ended June 30, 2017.

Interest expense paid on certificates of deposit amounted to $344,000 for the year ended June 30, 2018 as compared to $320,000 for the year ended June 30, 2017, a decrease of $24,000.  The average rate paid on certificates of deposit increased 12 basis points to 0.87% for the year ended June 30, 2018 as compared to 0.75% for the year ended June 30, 2017.  The average balance on certificates of deposit decreased to $39.7 million for the year ended June 30, 2018 as compared to $42.5 million for the year ended June 30, 2017.

Index
The rate paid on certificates of deposit has increased as a result of an increase in balances within the five-year maturity category.  The Bank has promoted its five-year certificate of deposit product during the years ended June 30, 2018 and 2017 in order to lock in the rate on lower costing liabilities as part of its overall interest rate risk strategy.

Interest expense on borrowings amounted to $370,000 for the year ended June 30, 2018 as compared to $465,000 for the year ended June 30, 2017, as the average balance of borrowings decreased $15.9 million to $22.9 million for the year ended June 30, 2018 as compared to $38.8 million for the year ended June 30, 2017, which was partially offset by an increase in the rate paid on such borrowings by 41 basis points to 1.61% from 1.20% during the period.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. The level of provision decreased during the period ended June 30, 2018 as a result of slower growth in average loan balances. Net loans grew $80.2 million during the year ended June 30, 2018 compared to $101.4 million for the year ended June 30, 2017, as the Company continues to focus on commercial lending.  Nonperforming loans amounted to $3.6 million at June 30, 2018 and 2017, respectively. At June 30, 2018 and June 30, 2017, respectively, nonperforming assets to total assets were 0.32% and 0.45% and nonperforming loans to net loans were 0.51% and 0.58%. Net charge-offs amounted to $528,000, and $374,000 for the years ended June 30, 2018 and 2017, respectively.  The level of allowance for loan losses to total loans receivable decreased to 1.68% at June 30, 2018 compared to 1.74% at June 30, 2017.  Despite the significant increases in net loans over the past two years, the level of nonperforming loans has remained stable and the level of charge-off activity has been low, which has led to this decrease in the allowance for loan losses to total loans receivable. We have not originated “no documentation” mortgage loans and our loan portfolio does not include any mortgage loans that we classify as sub-prime.

NONINTEREST INCOME

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2018	2017	Amount	Percent
Service charges on deposit accounts	$3,707	$3,164	$543	17.16%
Debit card fees	2,362	2,041	321	15.73
Investment services	469	329	140	42.55
E-commerce fees	139	129	10	7.75
Other operating income	804	761	43	5.65
Total noninterest income	$7,481	$6,424	$1,057	16.45%

Noninterest income increased $1.1 million, or 16.5%, to $7.5 million for the year ended June 30, 2018 as compared to $6.4 million for the year ended June 30, 2017. This increase was primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards, as well as increased monthly or transactional service charges on deposit accounts. Investment services income also increased during the period due to higher sales volume of investment products.

NONINTEREST EXPENSE

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2018	2017	Amount	Percent
Salaries and employee benefits	$13,490	$11,672	$1,818	15.58%
Occupancy expense	1,579	1,549	30	1.94
Equipment and furniture expense	540	485	55	11.34
Service and data processing fees	2,080	1,973	107	5.42
Computer software, supplies and support	714	608	106	17.43
Advertising and promotion	354	387	(33)	(8.53)
FDIC insurance premiums	440	380	60	15.79
Legal and professional fees	956	875	81	9.26
Other	2,209	2,038	171	8.39
Total noninterest expense	$22,362	$19,967	$2,395	11.99%

Noninterest expense increased $2.4 million, or 12.0%, to $22.4 million for the year ended June 30, 2018 as compared to $20.0 million for year ended June 30, 2017. This increase in noninterest expense was primarily the result of an increase in salaries and employee benefits expenses, resulting from additional staffing to support the Bank’s growth.  New positions were added within the Bank’s lending department, customer service center, investment center and for the Bank’s new branches in Copake, New York and Woodstock, New York. Also contributing to the increase in noninterest expenses were additional costs associated with the opening of the new branch in Copake, New York as well as higher service and data processing fees resulting from costs associated with offering more services to customers through online banking.  Additionally, an increase in other noninterest expenses was the result of higher bank service charges related to the utilization of municipal letters of credit to collateralize municipal deposits in excess of FDIC insurance limits, as well as higher charitable donations given to The Bank of Greene County Charitable Foundation.

Index
INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements. The effective tax rate was 22.1% for the year ended June 30, 2018, compared to 25.1% for the year ended June 30, 2017. The decrease in the effective tax rate for the year ended June 30, 2018 is primarily the result of the impact of the enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) in December 2017.  The TCJA permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017.  The lower corporate income tax rate means that deferred tax assets and liabilities that will be deductible or taxable in the future would need to be computed at the new tax rate.  Additionally, fiscal year-end taxpayers such as Greene County Bancorp, Inc. are required to utilize a “blended rate” in calculating the effective tax rate for the fiscal year based on a ratio utilizing the number of days at the 35% tax rate and the number of days at the 21% tax rate.  Greene County Bancorp, Inc.’s statutory blended rate for fiscal 2018 is approximately 28%.  The Company recognized $251,000 of income tax benefit for the three months ended December 31, 2017 as a result of the TCJA.  The statutory rate is also impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefit derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

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

Greene County Bancorp, Inc.’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on Greene County Bancorp, Inc.’s operating, financing, lending and investing activities during any given period.  At June 30, 2018, cash and cash equivalents totaled $26.5 million, or 2.3% of total assets.

Greene County Bancorp, Inc.’s primary investing activities are the origination of residential and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $82.6 million and $104.5 million and purchases of securities totaled $183.3 million and $115.3 million for the years ended June 30, 2018 and 2017, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2018 and 2017, as Greene County Bancorp, Inc. originated loans for retention in its portfolio.

Greene County Bancorp, Inc. experienced a net increase in total deposits of $165.7 million and $120.6 million for the years ended June 30, 2018 and 2017, respectively.  The level of interest rates and products offered by local competitors are some factors affecting deposit flows.  The Company continues to benefit from consolidation of other depository institutions within its market area and has successfully launched several marketing campaigns aimed at different segments of the market.

Greene County Bancorp, Inc. monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in interest-earning deposits with the Federal Reserve Bank of New York.  In the event Greene County Bancorp, Inc. requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During the year ended June 30, 2018, The Bank of Greene County’s maximum borrowing from FHLB reached $67.2 million and the minimum amounted to $18.2 million.  The $18.2 million borrowing at June 30, 2018 consisted of long term borrowings with maturities ranging between 2018 through 2022.  The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.

Index
Off-balance sheet arrangements. In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments to fund new loans and unused portions of lines of credit and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of June 30, 2018, are not necessarily indicative of future cash requirements. The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2018 and 2017:

(In thousands)	2018	2017
Unfunded loan commitments	$36,624	$41,082
Unused lines of credit	58,863	51,440
Total commitments	$95,487	$92,522

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit scheduled to mature in one year or less from June 30, 2018 totaled $33.4 million.  Based upon Greene County Bancorp, Inc.’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with Greene County Bancorp, Inc.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential and commercial real estate mortgage loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2018, there were $40.0 million of municipal letters of credit outstanding.

Capital Resources. At June 30, 2018 and 2017, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 17. Regulatory Matters of this Report.  Shareholders’ equity represented 8.4% and 8.5% of total consolidated assets at June 30, 2018 and 2017, respectively.

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

Index
UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth a summary of selected financial data at and for the years ended June 30, 2018 and 2017 and quarter ends within those years.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

The year ended June 30, 2018
Loans receivable, net	$638,446	$663,873	$678,495	$704,431
Deposits	917,569	920,751	1,052,247	1,025,234

Interest income	9,089	9,420	9,876	10,543
Interest expense	919	960	1,016	1,119
Net interest income	8,170	8,460	8,860	9,424
Provision for loan losses	347	352	345	486
Noninterest income	1,740	1,887	1,859	1,995
Noninterest expense	4,893	5,312	5,782	6,375
Income before provision for income taxes	4,670	4,683	4,592	4,558
Net income	3,472	3,640	3,677	3,619
Basic earnings per share	0.41	0.43	0.43	0.42
Diluted earnings per share	0.41	0.43	0.43	0.42

The year ended June 30, 2017
Loans receivable, net	$548,889	$591,327	$606,651	$624,187
Deposits	772,595	775,065	845,189	859,535

Interest income	7,814	8,484	8,411	8,750
Interest expense	727	753	784	813
Net interest income	7,087	7,731	7,627	7,937
Provision for loan losses	543	586	343	439
Noninterest income	1,549	1,612	1,582	1,681
Noninterest expense	4,754	4,788	5,023	5,402
Income before provision for income taxes	3,339	3,969	3,843	3,777
Net income	2,507	2,926	2,897	2,857
Basic earnings per share	0.30	0.34	0.34	0.34
Diluted earnings per share	0.30	0.34	0.34	0.34

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Net Interest Income Analysis.  One of the most significant measures of interest risk is net interest income sensitivity (“NII”). NII is the measurement of the sensitivity of Greene County Bancorp, Inc.’s net interest income to changes in interest rates and is computed for instantaneous rate shocks and a series of rate ramp assumptions. The net interest income sensitivity can be viewed as the exposure to changes in interest rates in the balance sheet as of the report date. The net interest income sensitivity measure does not take into account any future change to the balance sheet.  Greene County Bancorp, Inc. has a relatively low level of NII sensitivity and is well within policy limits in all positive rate shock scenarios. This means that Greene County Bancorp, Inc.’s income exposure to rising rates is projected to be relatively low.  Greene County Bancorp, Inc.’s largest risk is a declining rate environment.

Index
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

EVE Analysis.  Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents Greene County Bancorp, Inc.’s EVE.  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2018.  Assumptions made by Greene County Bancorp, Inc. relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2018.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between Greene County Bancorp, Inc.’s estimated value of assets and value of liabilities assuming no change in interest rates.

The following sets forth Greene County Bancorp, Inc.’s EVE as of June 30, 2018.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change From Par	% Change From Par	EVE Ratio[1]	Change[2]
+300 bp	$150,030	$(32,692)	(17.89)%	13.97%	(181	)bps
+200 bp	163,132	(19,590)	(10.72)	14.81	(97)
+100 bp	174,916	(7,806)	(4.27)	15.48	(30)
PAR	182,722	-	-	15.78	-
-100 bp	186,119	3,397	1.86	15.72	(6)
-200 bp	186,450	3,728	2.04	15.39	(39)

1 Calculated as the estimated EVE divided by the present value of total assets.
2 Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

The prolonged low rate environment continues to increase EVE sensitivity across the industry, as the low yield on assets increases price sensitivity to large rate shocks.  EVE sensitivity will increase further as rates rise and loans and investments lose value and move out the sensitivity curve. Greene County Bancorp, Inc.’s EVE modeling projects that the EVE will decrease in instantaneous rate shocks, however, the level of sensitivity resulting from these rate shocks is within the Company’s policy limits and regulatory guidance.  In anticipation of continued rising interest rates, Greene County Bancorp, Inc. has implemented several strategies to help mitigate the negative impact on EVE that would result from rising interest rates. These strategies include shortening the average duration of assets and lengthening the average duration of its liabilities.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2018, Greene County Bancorp, Inc.’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest-earning assets were positive 21.36% and 20.19% respectively.

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

Greene County Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Michelle Plummer
Donald E. Gibson	Michelle Plummer, CPA, CGMA
President and Chief Executive Officer	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 12, 2018

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. (the “Company”) as of June 30, 2018 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of their operations and their cash flows for the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2018, expressed an unqualified opinion.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Bonadio & Co., LLP
Syracuse, New York

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 12, 2018

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on Internal Control over Financial Reporting
We have audited Greene County Bancorp’s (the Company’s) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated September 12, 2018, expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Bonadio & Co., LLP
Syracuse, New York

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Greene County Bancorp, Inc.
Catskill, New York

We have audited the accompanying consolidated statement of financial condition of Greene County Bancorp, Inc. and Subsidiaries (the “Company”) as of June 30, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancorp, Inc. and Subsidiaries as of June 30, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
September 28, 2017

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2018 and 2017
(In thousands, except share and per share amounts)

ASSETS	2018	2017
Total cash and cash equivalents	$26,504	$16,277

Long term certificates of deposit	2,385	2,145
Securities available-for-sale, at fair value	121,023	91,483
Securities held-to-maturity, at amortized cost (fair value $274,177 at June 30, 2018; $228,452 at June 30, 2017)	274,550	223,830
Federal Home Loan Bank stock, at cost	1,545	2,131

Loans	715,641	634,331
Allowance for loan losses	(12,024)	(11,022)
Unearned origination fees and costs, net	814	878
Net loans receivable	704,431	624,187

Premises and equipment, net	13,304	13,615
Accrued interest receivable	5,057	4,033
Foreclosed real estate	119	799
Prepaid expenses and other assets	2,560	3,791
Total assets	$1,151,478	$982,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$102,694	$95,929
Interest-bearing deposits	922,540	763,606
Total deposits	1,025,234	859,535

Borrowings from Federal Home Loan Bank, short-term	-	6,900
Borrowings from Federal Home Loan Bank, long-term	18,150	22,650
Accrued expenses and other liabilities	11,903	9,685
Total liabilities	1,055,287	898,770

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares at June 30, 2018 and 2017; Outstanding – 8,537,814 shares at June 30, 2018, and 8,502,614 shares at June 30, 2017	861	861
Additional paid-in capital	11,017	10,990
Retained earnings	86,213	73,072
Accumulated other comprehensive loss	(1,623)	(992)
Treasury stock, at cost 73,526 shares at June 30, 2018, and 108,726 shares at June 30, 2017	(277)	(410)
Total shareholders’ equity	96,191	83,521
Total liabilities and shareholders’ equity	$1,151,478	$982,291

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2018, and 2017
(In thousands, except share and per share amounts)

	2018	2017
Interest income:
Loans	$29,692	$25,884
Investment securities - taxable	704	605
Mortgage-backed securities	3,610	3,420
Investment securities - tax exempt	4,570	3,512
Interest-bearing deposits and federal funds sold	352	38
Total interest income	38,928	33,459

Interest expense:
Interest on deposits	3,644	2,612
Interest on borrowings	370	465
Total interest expense	4,014	3,077

Net interest income	34,914	30,382
Provision for loan losses	1,530	1,911
Net interest income after provision for loan losses	33,384	28,471

Noninterest income:
Service charges on deposit accounts	3,707	3,164
Debit card fees	2,362	2,041
Investment services	469	329
E-commerce fees	139	129
Other operating income	804	761
Total noninterest income	7,481	6,424

Noninterest expense:
Salaries and employee benefits	13,490	11,672
Occupancy expense	1,579	1,549
Equipment and furniture expense	540	485
Service and data processing fees	2,080	1,973
Computer software, supplies and support	714	608
Advertising and promotion	354	387
FDIC insurance premiums	440	380
Legal and professional fees	956	875
Other	2,209	2,038
Total noninterest expense	22,362	19,967

Income before provision for income taxes	18,503	14,928
Provision for income taxes	4,095	3,741
Net income	$14,408	$11,187

Basic earnings per share	$1.69	$1.32
Basic average shares outstanding	8,513,558	8,495,022
Diluted earnings per share	$1.69	$1.31
Diluted average shares outstanding	8,534,909	8,513,129
Dividends per share	$0.39	$0.38

See notes to consolidated financial statements

Index
 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2018 and 2017
(In thousands)

	2018	2017
Net income	$14,408	$11,187
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, net of income tax benefit of ($319) and ($392), respectively	(659)	(612)

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income tax expense of $- and $1, respectively	-	2

Pension actuarial gain, net of income tax expense of $58 and $158, respectively	163	221

Amortization of pension actuarial losses recognized in salaries and benefits, net of income taxes of $44 and $75, respectively	124	122

Total other comprehensive loss net of taxes	(372)	(267)

Comprehensive income	$14,036	$10,920

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2018 and 2017
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2016	$861	$10,872	$63,805	$(725)	$(512)	$74,301
Options exercised		67			102	169
Tax benefit of stock based compensation		51				51
Dividends declared			(1,920)			(1,920)
Net income			11,187			11,187
Other comprehensive loss, net of taxes				(267)		(267)
Balance at June 30, 2017	$861	$10,990	$73,072	$(992)	$(410)	$83,521
Options exercised		27			133	160
Dividends declared			(1,526)			(1,526)
Net income			14,408			14,408
Reclassification adjustment[1]			259	(259)		-
Other comprehensive loss, net of taxes				(372)		(372)
Balance at June 30, 2018	$861	$11,017	$86,213	$(1,623)	$(277)	$96,191

(1)
Adoption of Accounting Standard Update 2018-02, reclassification of ($316) for net losses and past service liability for defined benefit plan and $57 for unrealized gains on available for sale securities from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the newly enacted Federal corporate income tax rate from 34% to 21%.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2018 and 2017
(In thousands)

	2018	2017
Cash flows from operating activities:
Net Income	$14,408	$11,187
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	635	637
Deferred income tax expense (benefit)	56	(259)
Net amortization of premiums and discounts	602	825
Net amortization of deferred loan costs and fees	508	457
Provision for loan losses	1,530	1,911
Net (gain) loss on sale of foreclosed real estate	(42)	73
Excess tax benefit from stock based compensation	-	(51)
Net increase (decrease) in accrued income taxes	1,774	(1,559)
Net increase in accrued interest receivable	(1,024)	(422)
Net (increase) decrease in prepaid expenses and other assets	(382)	158
Net increase in other liabilities	2,607	1,091
Net cash provided by operating activities	20,672	14,048

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	63,540	69,041
Purchases of securities	(97,725)	(68,194)
Principal payments on securities	3,617	6,724
Securities held-to-maturity:
Proceeds from maturities	18,444	17,308
Purchases of securities	(85,568)	(47,105)
Principal payments on securities	15,852	10,145
Net redemption of Federal Home Loan Bank Stock	586	621
Purchase of long term certificate of deposit	(735)	(425)
Maturity of long term certificate of deposit	495	490
Net increase in loans receivable	(82,563)	(104,505)
Proceeds from sale of foreclosed real estate	1,003	212
Purchases of premises and equipment	(324)	(76)
Net cash used in investing activities	(163,378)	(115,764)

Cash flows from financing activities:
Net decrease in short-term FHLB advances	(6,900)	(19,200)
Proceeds from long-term FHLB advances	-	4,850
Repayment of long-term FHLB advances	(4,500)	(2,500)
Payment of cash dividends	(1,526)	(1,920)
Proceeds from issuance of stock options	160	169
Excess tax benefit from stock based compensation	-	51
Net increase in deposits	165,699	120,648
Net cash provided by financing activities	152,933	102,098

Net increase in cash and cash equivalents	10,227	382
Cash and cash equivalents at beginning of year	16,277	15,895
Cash and cash equivalents at end of year	$26,504	$16,277

Non-cash investing activities:
Foreclosed loans transferred to other real estate	$273	$714
Cash paid during period for:
Interest	$4,018	$3,059
Income taxes	$2,325	$5,559

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

Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries.  The Bank of Greene County has 14 full-service offices and an operations center located in its market area consisting of the Hudson Valley of New York.  The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by The Bank of Greene County are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.  Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of Greene County Bancorp, Inc., incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

Charter

Greene County Bancorp, Inc. and its parent mutual holding company (the “MHC”) are federally chartered and regulated and examined by the Federal Reserve Board.  The Bank of Greene County, the subsidiary of Greene County Bancorp, Inc., is also federally chartered and regulated and examined by the Office of the Comptroller of the Currency (the “OCC”).

Greene County Commercial Bank is a New York State-chartered financial institution, regulated and examined by the New York State Department of Financial Services.  Greene Property Holdings, Ltd. is a New York corporation.

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

Index
A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. During the year ended June 30, 2017, The Bank of Greene County opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.  During the year ended June 30, 2018, The Bank of Greene County switched from the HOLA QTL test to the IRS DBLA test and satisfied the requirements of this test at and for the year ended June 30, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions, investments (with original maturity of three months or less), and overnight federal funds sold.  The amounts of interest-bearing deposits included as cash equivalents at June 30, 2018 and 2017 were $16.7 million and $6.1 million, respectively.

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

Index
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

Index
Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock.  From time to time, Greene County Bancorp, Inc. may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to Greene County Bancorp, Inc.’s earnings per share, book value per share and general market and economic factors.  The Company has a stock repurchase program which allows for the repurchase of up to 184,692 shares. As of June 30, 2018, 124,956 shares had been repurchased under this plan.   The Company currently does not intend to repurchase any additional shares under this stock repurchase program. For more information regarding these plans see Note 10, Stock-Based Compensation of this Report.  No repurchases of stock were made during the years ended June 30, 2018 and 2017.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the years ended June 30, 2018 and 2017.

Advertising

Greene County Bancorp, Inc. follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $354,000 and $387,000 for the years ended June 30, 2018 and 2017, respectively.

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

Earnings Per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations. See Note 11 for calculation of EPS.

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

In February 2016, the FASB issued an Update (ASU 2016-02) to its guidance on “Leases (Topic 842)”.  The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU will result in a gross up of the Consolidated Statements of Financial Condition for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842. Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02.   In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC) Topic 842, Leases, to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract.  The Company is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations. Branch building leases have been reviewed and are considered immaterial to the financial statements; there are no equipment leases to consider.

Index
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

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach).  The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this Update.  At this time, we have not calculated the estimated impact that this Update will have on our Allowance for Loan Losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance.  A vendor has been selected and alternative methodologies are currently being considered.  Data requirements and integrity are being reviewed and enhancements incorporated into standard processes.  The Company is in the early stages of evaluation and implementation of the guidance.

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

In February 2018, the FASB issued an Update (ASU 2018-02) to its guidance on “Income Statement-Reporting Comprehensive Income (Topic 220)”. The amendments in this Update require a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate.  The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.  This amendment would eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017.  The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments would be applied retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company has adopted the amendments in the Update as of its interim period ended March 31, 2018.  See the Consolidated Statements of Changes in Shareholders’ Equity for impact of the adoption of ASU 2018-02.

Index
In August 2018, the FASB issued an Update (ASU 2018-13) to its guidance on “Fair Value Measurement (Topic 820)”.  This update modifies the disclosure requirements on fair value measurements. The following disclosure requirements were removed from Topic 820:  (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.  The following disclosure requirements were modified in Topic 820: (1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  In addition, the amendments eliminate at a minimum from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.  Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date.  The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In August 2018, the FASB has issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, that applies to all employers that sponsor defined benefit pension or other postretirement plans.  The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The following disclosure requirements were removed from Subtopic 715-20: (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; (2) the amount and timing of plan assets expected to be returned to the employer; (3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; (4) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets; and (5) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The following disclosure requirements were added to Subtopic 715-20: (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: (1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.  ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

Note 2.	Balances at other banks

The Bank of Greene County is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The amount of this reserve requirement, included in cash and due from banks, was $2.9 million and $2.1 million at June 30, 2018 and 2017, respectively.

Index
Note 3.	Securities

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2018, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

Securities at June 30, 2018 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,543	$18	$30	$5,531
State and political subdivisions	92,052	204	1	92,255
Mortgage-backed securities-residential	3,332	13	98	3,247
Mortgage-backed securities-multi-family	18,249	64	244	18,069
Corporate debt securities	1,771	-	67	1,704
Total debt securities	120,947	299	440	120,806
Equity securities	62	155	-	217
Total securities available-for-sale	121,009	454	440	121,023
Securities held-to-maturity:
U.S. government sponsored enterprises	9,245	-	278	8,967
State and political subdivisions	136,335	3,091	532	138,894
Mortgage-backed securities-residential	6,472	72	7	6,537
Mortgage-backed securities-multi-family	118,780	123	2,845	116,058
Corporate debt securities	1,466	11	9	1,468
Other securities	2,252	16	15	2,253
Total securities held-to-maturity	274,550	3,313	3,686	274,177
Total securities	$395,559	$3,767	$4,126	$395,200

Index
Securities at June 30, 2017 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,566	$151	$-	$4,717
State and political subdivisions	57,885	227	-	58,112
Mortgage-backed securities-residential	4,868	72	27	4,913
Mortgage-backed securities-multi-family	20,344	483	62	20,765
Asset-backed securities	1	-	-	1
Corporate debt securities	2,765	29	3	2,791
Total debt securities	90,429	962	92	91,299
Equity securities	62	122	-	184
Total securities available-for-sale	90,491	1,084	92	91,483
Securities held-to-maturity:
U.S. government sponsored enterprises	6,000	-	53	5,947
State and political subdivisions	115,805	3,434	95	119,144
Mortgage-backed securities-residential	10,798	274	2	11,070
Mortgage-backed securities-multi-family	88,702	1,259	199	89,762
Corporate debt securities	1,000	-	5	995
Other securities	1,525	21	12	1,534
Total securities held-to-maturity	223,830	4,988	366	228,452
Total securities	$314,321	$6,072	$458	$319,935

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$969	$30	1	$-	$-	-	$969	$30	1
State and political subdivisions	2,094	1	4	-	-	-	2,094	1	4
Mortgage-backed securities-residential	2,420	98	3	-	-	-	2,420	98	3
Mortgage-backed securities-multi-family	9,177	244	7	-	-	-	9,177	244	7
Corporate debt securities	1,450	65	6	254	2	1	1,704	67	7
Total securities available-for-sale	16,110	438	21	254	2	1	16,364	440	22
Securities held-to-maturity:
U.S. government sponsored enterprises	7,018	227	1	1,949	51	1	8,967	278	2
State and political subdivisions	34,743	434	167	4,352	98	34	39,095	532	201
Mortgage-backed securities-residential	1,403	7	3	-	-	-	1,403	7	3
Mortgage-backed securities-multi-family	94,927	2,586	45	6,398	259	3	101,325	2,845	48
Corporate debt securities	457	9	1	-	-	-	457	9	1
Other securities	892	14	1	75	1	1	967	15	2
Total securities held-to-maturity	139,440	3,277	218	12,774	409	39	152,214	3,686	257
Total securities	$155,550	$3,715	239	$13,028	$411	40	$168,578	$4,126	279

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

Management evaluated these securities considering the factors as outlined in Note 1 of these consolidated financial statements, and based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2018 or 2017. During the years ended June 30, 2018 and 2017, there were no sales of securities and no gains or losses were recognized.  There were no other-than-temporary impairment losses recognized during the years ended June 30, 2018 and 2017.

The estimated fair values of debt securities at June 30, 2018, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$92,308	$92,509
After one year through five years	4,544	4,562
After five years through ten years	2,514	2,419
After ten years	-	-
Total available-for-sale debt securities	99,366	99,490
Mortgage-backed and asset-backed securities	21,581	21,316
Equity securities	62	217
Total available-for-sale securities	121,009	121,023

Held-to-maturity debt securities
Within one year	25,649	25,808
After one year through five years	61,602	62,320
After five years through ten years	44,811	45,185
After ten years	17,236	18,269
Total held-to-maturity debt securities	149,298	151,582
Mortgage-backed	125,252	122,595
Total held-to-maturity securities	274,550	274,177
Total securities	$395,559	$395,200

Index
As of June 30, 2018 and 2017, respectively, securities with an aggregate fair value of $383.0 million and $305.7 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of June 30, 2018 and 2017, securities with an aggregate fair value of $1.7 million and $2.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the years ended June 30, 2018 or 2017.

Note 4.	Loans

Loan segments and classes at June 30, 2018 and 2017 are summarized as follows:
	At June 30,
(In thousands)	2018	2017
Residential real estate:
Residential real estate	$255,848	$245,331
Residential construction and land	9,951	7,160
Multi-family	14,961	9,199
Commercial real estate:
Commercial real estate	283,935	257,964
Commercial construction	39,366	28,430
Consumer loan:
Home equity	21,919	21,076
Consumer installment	5,017	4,790
Commercial loans	84,644	60,381
Total gross loans	715,641	634,331
Allowance for loan losses	(12,024)	(11,022)
Deferred fees and costs	814	878
Loans receivable, net	$704,431	$624,187

At June 30, 2018 and 2017, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

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

Index
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

The Bank of Greene County’s primary lending activity historically has been the origination of residential mortgage loans, including home equity loans, which are collateralized by residences.   Generally, residential mortgage loans are made in amounts up to 89.9% of the appraised value of the property.  However, The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  In the event of default by the borrower, The Bank of Greene County will acquire and liquidate the underlying collateral. By originating the loan at a loan-to-value ratio of 89.9% or less or obtaining private mortgage insurance, The Bank of Greene County limits its risk of loss in the event of default.  However, the market values of the collateral may be adversely impacted by declines in the economy.  Home equity loans may have an additional inherent risk if The Bank of Greene County does not hold the first mortgage.  The Bank of Greene County may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

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

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be collateral-based, with loan amounts based on fixed loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.  Over the past few years, The Bank of Greene County has shifted more focus on the origination of commercial loans including commercial real estate.  The Bank of Greene County has also formed relationships with other community banks within our region to participate in larger commercial loan relationships.  These types of loans are generally considered to be riskier due to the size and complexity of the loan relationship.  By entering into a participation agreement with the other bank, The Bank of Greene County can obtain the loan relationship while limiting its exposure to credit loss.  Management completes its due diligence in underwriting these loans and monitors the servicing of these loans.

Index
Loan balances by internal credit quality indicator as of June 30, 2018 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$252,811	$577	$88	$2,372	$255,848
Residential construction and land	9,951	-	-	-	9,951
Multi-family	12,743	-	2,132	86	14,961
Commercial real estate	273,077	317	8,994	1,547	283,935
Commercial construction	39,190	-	-	176	39,366
Home equity	21,170	128	-	621	21,919
Consumer installment	4,969	30	-	18	5,017
Commercial loans	83,148	195	457	844	84,644
Total gross loans	$697,059	$1,247	$11,671	$5,664	$715,641

Loan balances by internal credit quality indicator as of June 30, 2017 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$242,592	$813	$91	$1,835	$245,331
Residential construction and land	7,160	-	-	-	7,160
Multi-family	9,110	-	-	89	9,199
Commercial real estate	255,090	419	404	2,051	257,964
Commercial construction	28,254	-	-	176	28,430
Home equity	20,858	-	-	218	21,076
Consumer installment	4,770	10	-	10	4,790
Commercial loans	59,030	-	60	1,291	60,381
Total gross loans	$626,864	$1,242	$555	$5,670	$634,331

The Company had no loans classified Doubtful or Loss at June 30, 2018 or 2017. The $11.1 million increase in loans designated as special mention at June 30, 2018 compared to June 30, 2017 represented loans which, based on updated annual review, indicated weaknesses in borrowers’ cash flow, warranting management’s closer monitoring.  At June 30, 2018, all of these loans were performing and management believes that the identified weaknesses do not expose the Company to sufficient risk to warrant a classification of substandard.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Loans on nonaccrual status totaled $3.5 million at June 30, 2018 of which $1.9 million were in the process of foreclosure.  At June 30, 2018, there were 11 residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.3 million of loans which were less than 90 days past due at June 30, 2018, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $128,000 of loans which were making payments pursuant to forbearance agreements. Loans on nonaccrual status totaled $3.6 million at June 30, 2017 of which $1.6 million were in the process of foreclosure. At June 30, 2017, there were 12 residential loans in the process of foreclosure totaling $967,000. Included in nonaccrual loans were $1.9 million of loans which were less than 90 days past due at June 30, 2017, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2018:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,617	$458	$1,211	$3,286	$252,562	$255,848	$1,778
Residential construction and land	-	-	-	-	9,951	9,951	-
Multi-family	-	-	-	-	14,961	14,961	-
Commercial real estate	1,568	487	568	2,623	281,312	283,935	1,147
Commercial construction	-	-	-	-	39,366	39,366	-
Home equity	38	128	299	465	21,454	21,919	298
Consumer installment	3	30	8	41	4,976	5,017	18
Commercial loans	250	195	182	627	84,017	84,644	276
Total gross loans	$3,476	$1,298	$2,268	$7,042	$708,599	$715,641	$3,517

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2017:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,088	$515	$935	$3,538	$241,793	$245,331	$1,240
Residential construction and land	-	-	-	-	7,160	7,160	-
Multi-family	-	-	-	-	9,199	9,199	-
Commercial real estate	74	1,070	540	1,684	256,280	257,964	1,452
Commercial construction	-	176	-	176	28,254	28,430	176
Home equity	220	186	33	439	20,637	21,076	218
Consumer installment	22	10	10	42	4,748	4,790	10
Commercial loans	18	186	202	406	59,975	60,381	476
Total gross loans	$2,422	$2,143	$1,720	$6,285	$628,046	$634,331	$3,572

The Bank of Greene County had accruing loans delinquent 90 days or more totaling $62,000 and $69,000 as of June 30, 2018 and 2017, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans:

(In thousands)	2018	2017
Interest income that would have been recorded if loans had been performing in accordance with original terms	$230	$227
Interest income that was recorded on nonaccrual loans	125	148

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2018			For the year ended June 30, 2018
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$22	$22	$-	$2	$3
Commercial real estate	799	799	-	803	29
Home equity	181	181	-	182	-
Commercial loans	347	347	-	328	-
Impaired loans with no allowance	1,349	1,349	-	1,315	32

With an allowance recorded:
Residential real estate	1,922	1,922	332	1,731	52
Commercial real estate	379	379	60	409	-
Commercial construction	176	176	29	176	-
Home equity	322	322	61	324	16
Impaired loans with allowance	2,799	2,799	482	2,640	68

Total impaired:
Residential real estate	1,944	1,944	332	1,733	55
Commercial real estate	1,178	1,178	60	1,212	29
Commercial construction	176	176	29	176	-
Home equity	503	503	61	506	16
Commercial loans	347	347	-	328	-
Total impaired loans	$4,148	$4,148	$482	$3,955	$100

	As of June 30, 2017			For the year ended June 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$-	$-	$-	$176	$-
Commercial real estate	809	809	-	704	33
Home equity	186	186	-	64	9
Commercial loans	186	186	-	111	8
Impaired loans with no allowance	1,181	1,181	-	1,055	50

With an allowance recorded:
Residential real estate	1,455	1,455	278	1,302	51
Commercial real estate	440	440	135	922	34
Commercial construction	176	176	23	15	-
Commercial loans	-	-	-	41	2
Impaired loans with allowance	2,071	2,071	436	2,280	87

Total impaired loans:
Residential real estate	1,455	1,455	278	1,478	51
Commercial real estate	1,249	1,249	135	1,626	67
Commercial construction	176	176	23	15	-
Home equity	186	186	-	64	9
Commercial loans	186	186	-	152	10
Total impaired loans	$3,252	$3,252	$436	$3,335	$137

Index
The table below details loans that have been modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current outstanding Recorded Investment
For the year ended June 30, 2018
Residential	1	$184	$184	$184
Home equity	1	325	325	322

There were no loans modified as a troubled debt restructuring during the year ended June 30, 2017.  During the year ended June 30, 2018, a residential loan and a home equity loan were modified to extend the term of the loan thereby reducing the monthly payments for the borrower.  There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2018 or 2017 which have subsequently defaulted during the twelve months ended June 30, 2018 or 2017, respectively.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The Bank of Greene County considers smaller balance residential mortgages, home equity loans, commercial loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential, commercial mortgage and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made. Included within consumer installment loan charge-offs and recoveries are deposit accounts that have been overdrawn in excess of 60 days. With continued growth in the number of deposit accounts, charge-off activity within this category has also grown, as can be seen from the tables below. For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.

The following tables set forth the activity and allocation of the allowance for loan losses by loan class during and at the periods indicated.  The allowance is allocated to each loan class based on historical loss experience, current economic conditions, and other considerations.

	Activity for the year ended June 30, 2018
(In thousands)	Balance June 30, 2017	Charge-offs	Recoveries	Provision	Balance June 30, 2018
Residential real estate	$2,289	$141	$-	$(32)	$2,116
Residential construction and land	89	-	-	25	114
Multi-family	43	-	-	119	162
Commercial real estate	5,589	-	-	390	5,979
Commercial construction	687	-	-	263	950
Home equity	234	-	-	83	317
Consumer installment	231	318	85	226	224
Commercial loans	1,680	159	5	602	2,128
Unallocated	180	-	-	(146)	34
Total	$11,022	$618	$90	$1,530	$12,024

Index
	Activity for the year ended June 30, 2017
(In thousands)	Balance June 30, 2016	Charge-offs	Recoveries	Provision	Balance June 30, 2017
Residential real estate	$2,396	$90	$-	$(17)	$2,289
Residential construction and land	75	-	-	14	89
Multi-family	22	-	-	21	43
Commercial real estate	4,541	39	-	1,087	5,589
Commercial construction	502	-	-	185	687
Home equity	309	-	-	(75)	234
Consumer installment	228	270	88	185	231
Commercial loans	1,412	66	3	331	1,680
Unallocated	-	-	-	180	180
Total	$9,485	$465	$91	$1,911	$11,022

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2018 Impairment Analysis		Ending Balance June 30, 2018 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$332	$1,784	$1,944	$253,904
Residential construction and land	-	114	-	9,951
Multi-family	-	162	-	14,961
Commercial real estate	60	5,919	1,178	282,757
Commercial construction	29	921	176	39,190
Home equity	61	256	503	21,416
Consumer installment	-	224	-	5,017
Commercial loans	-	2,128	347	84,297
Unallocated	-	34	-	-
Total	$482	$11,542	$4,148	$711,493

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2017 Impairment Analysis		Ending Balance June 30, 2017 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$278	$2,011	$1,455	$243,876
Residential construction and land	-	89	-	7,160
Multi-family	-	43	-	9,199
Commercial real estate	135	5,454	1,249	256,715
Commercial construction	23	664	176	28,254
Home equity	-	234	186	20,890
Consumer installment	-	231	-	4,790
Commercial loans	-	1,680	186	60,195
Unallocated	-	180	-	-
Total	$436	$10,586	$3,252	$631,079

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of June 30, 2018 and 2017:

(in thousands)	2018	2017
Residential real estate	$119	$-
Commercial real estate	-	799
Total foreclosed real estate	$119	$799

Index
Note 5.	Premises and Equipment

A summary of premises and equipment at June 30, 2018 and 2017, is as follows:

(In thousands)	2018	2017
Land	$2,883	$2,883
Building and improvements	16,006	15,822
Furniture and equipment	4,420	4,280
Less: accumulated depreciation	(10,005)	(9,370)
Total premises and equipment	$13,304	$13,615

Note 6.	Deposits

Major classifications of deposits at June 30, 2018 and 2017 are summarized as follows:

(In thousands)	2018	2017
Noninterest-bearing deposits	$102,694	$95,929
Certificates of deposit	51,317	53,742
Savings deposits	216,103	197,288
Money market deposits	133,753	119,806
NOW deposits	521,367	392,770
Total deposits	$1,025,234	$859,535

Advance payments by borrowers for taxes and insurance totaling $7,597,000 and $7,172,000 at June 30, 2018 and 2017, respectively, are included in savings deposits.

Related party deposits are not material.

The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2018.

(In thousands)	3 Months or Less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000	$19,369	$4,158	$4,311	$11,107	$38,945
Certificates of deposit $100,000 or more	2,757	1,138	1,643	6,834	12,372
Total certificates of deposit	$22,126	$5,296	$5,954	$17,941	$51,317

The aggregate amount of certificates of deposit in denominations of $250,000 or more (the amount which exceeds the FDIC insurance limit) was $1,834,000 and $2,121,000 at June 30, 2018 and 2017, respectively.  Certificates of deposit less than $100,000 due within 3 months or less, includes $15.0 million in brokered deposits at June 30, 2018.

Scheduled maturities of certificates of deposit at June 30, 2018 were as follows:

(In thousands)
The year ended June 30,
2019	$33,376
2020	8,193
2021	6,908
2022	1,494
2023	1,346
$51,317

Index
Note 7.	Borrowings

At June 30, 2018, The Bank of Greene County had pledged approximately $283.6 million of its residential and commercial mortgage portfolios as collateral for borrowing and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $232.3 million at June 30, 2018, of which $18.2 million in borrowings and $40.0 million of stand-by letters of credit were outstanding at June 30, 2018.  There were no short-term or overnight borrowings outstanding at June 30, 2018. There were $6.9 million of short term or overnight borrowings outstanding at June 30, 2017 which carried an interest rate of 1.28%. Interest rates on short term borrowings are determined at the time of borrowing.  Long-term fixed rate, fixed term advances totaled $18.2 million with a weighted average rate of 1.63% and a weighted average maturity of 22 months.  The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At June 30, 2018, $40.0 million of stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.  There were no stand-by letters of credit issued and outstanding at June 30, 2017.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2018, approximately $1.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at June 30, 2018 or 2017.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank and another financial institution for $6.0 million and $10.0 million, respectively. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At June 30, 2018 and 2017, there were no balances outstanding on any of these lines of credit.

Scheduled maturities of long-term borrowings at June 30, 2018 were as follows:

(In thousands)
Within the twelve months ended June 30,
2019	$5,500
2020	6,000
2021	1,800
2022	4,850
$18,150

Note 8.	Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss as of June 30, 2018 and 2017, respectively, are presented in the following table:

	Unrealized gain (losses) on securities available- for-sale	Unrealized losses on securities transferred to held to maturity	Pension benefits	Total
Balance - June 30, 2016	$1,224	$(2)	$(1,947)	$(725)
Other comprehensive (loss) income before reclassification	(612)	-	221	(391)
Amounts reclassified from accumulated other comprehensive income	-	2	122	124
Other comprehensive (loss) income for the year ended June 30, 2017	(612)	2	343	(267)
Balance - June 30, 2017	$612	$-	$(1,604)	$(992)
				-
Other comprehensive (loss) income before reclassification	(659)	-	163	(496)
Amounts reclassified from accumulated other comprehensive income	-	-	124	124
Other comprehensive (loss) income for the year ended June 30, 2018	(659)	-	287	(372)
Reclassification of stranded tax effect	57	-	(316)	(259)
Balance - June 30, 2018	$10	$-	$(1,633)	$(1,623)

Index
Note 9.	Employee Benefit Plans

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

Information regarding the single-employer defined benefit pension plan at June 30, 2018 and 2017 is as follows:

(In thousands)
Change in projected benefit obligation:	2018	2017
Benefit obligation at beginning of period	$5,867	$6,171
Interest cost	219	215
Actuarial loss	(250)	(298)
Benefits paid	(426)	(221)
Benefit obligation at June 30	5,410	5,867

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	5,058	4,391
Actual return on plan assets	219	312
Employer contributions	-	576
Benefits paid	(426)	(221)
Fair value of plan assets at June 30	4,851	5,058
Underfunded status at June 30 included in other liabilities	$559	$809

The Company does not anticipate that it will make any contributions during the year ended June 30, 2019.

The components of net periodic pension costs related to the defined benefit pension plan for the years ended June 30, 2018 and 2017 were as follows:

(In thousands)	2018	2017
Interest cost	$219	$215
Expected return on plan assets	(247)	(231)
Amortization of net loss	168	197
Net periodic pension expense	$140	$181

The accumulated benefit obligation for the pension plan was $5.4 million and $5.9 million at June 30, 2018 and 2017, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive loss during the years ended June 30, 2018 and 2017 consisted of the following:

(In thousands)	2018	2017
Actuarial gain on plan assets and benefit obligations	$(389)	$(576)
Deferred tax expense	(102)	(233)
Net change in plan assets and benefit obligations recognized in other comprehensive income	$(287)	$(343)

Index
Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2018 and 2017 are as follows:

(In thousands)
Other liabilities:	2018	2017
Projected benefit obligation in excess of fair value of pension plan	$559	$809
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(1,633)	$(1,604)

The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2018	2017
Discount rate	4.09%	3.81%
Net periodic pension expense:
Amortization period, in years	11	12
Discount rate	3.81%	3.55%
Expected long-term rate of return on plan assets	5.00%	5.00%

The discount rate used in the measurement of the Company’s pension obligation is based on the Citigroup Pension Liability Index based on expected benefit payments of the pension plan. The discount rates are evaluated at each measurement date to give effect to changes in the general interest rates. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The selected rate considers the historical and expected future investment trends of the present and expected assets in the plan.  Since this is a frozen plan, the compensation rate is zero percent.

The weighted average asset allocation and fair value of our funded pension plan at June 30, 2018 and 2017 was as follows:

(Dollars in thousands)	2018 Fair Value		2017 Fair Value
Money market accounts	$-	-%	$-	-%
Mutual funds	4,851	100.0	5,058	100.0
Total plan assets	$4,851	100.0%	$5,058	100.0%

The fair value of assets within the pension plan was determined utilizing a quoted price in active markets at the measurement date. As such, these assets are classified as Level 1 within the “Fair Value Measurement” hierarchy.

The target allocation for investment in mutual funds is 60% consisting of short-term and intermediate-term fixed income bond funds and 40% large cap value funds.  This allocation is consistent with our goal of preserving capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.  Asset rebalancing is performed on a quarterly basis, with adjustments made when the investment mix varies by more than 5% from the target.

The amortization of accumulated other comprehensive income associated with the single employer defined benefit pension plan for the year ended June 30, 2019 is expected to be $139,000.

Expected benefit payments under the pension plan over the next ten years at June 30, 2018 are as follows:

(In thousands)
2019	$272
2020	226
2021	231
2022	235
2023	235
2024-2028	1,238

Index
Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 50% of their total compensation on a pre-tax basis.    The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  Company contributions associated with the contribution plan amounted to $247,000 and $255,000 in the years ended June 30, 2018 and 2017, respectively.

Employee Stock Ownership Plan (“ESOP”)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after three years of service.  During the years ended June 30, 2018 and 2017, the Board of Directors authorized the payment of $120,000 and $110,000, respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2018 and 2017, respectively.  ESOP expense was $115,000 and $113,000 for the years ended June 30, 2018 and 2017, respectively.  There were no unearned shares at June 30, 2018 or 2017.

Supplemental Executive Retirement Plan

On June 21, 2010, the Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan provides a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”) to certain key senior executives of the Bank who are selected by the Board to participate. Accordingly, the SERP Plan obligates the Bank to make an allocation to each executive’s account on the first business day of each July and permits each executive to defer up to 50% of his or her base salary and 100% of his or her annual bonus to the SERP Plan, subject to the requirements of Section 409A of the Internal Revenue Code (“Code”). In addition, the Bank may, but is not required to, make additional discretionary contributions to the executives’ accounts from time to time. An executive becomes vested in the Bank’s contributions after 10 calendar years of service following the effective date of the SERP Plan, and is fully vested immediately for all deferral of salary and bonus. However, the Executive will vest in the present value of his or her account in the event of death, disability or a change in control of the Bank or the Company. In the event the executive is terminated involuntarily or resigns for good reason following a change in control, the present value of all remaining Bank contributions is accelerated and paid to the executive’s account, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within two years after a change in control, executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable. In the event the executive is entitled to a benefit from the SERP Plan due to retirement or other termination of employment, the benefit will be paid in 10 annual installments.

The net periodic pension costs related to the SERP for the years ended June 30, 2018 and 2017 were $686,000 and $509,000, respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $3.9 million and $2.9 million as of June 30, 2018 and June 30, 2017, respectively, and is included in accrued expenses and other liabilities.

Note 10.	Stock-Based Compensation

At June 30, 2018, Greene County Bancorp, Inc. had two stock-based compensation plans, which are described below.

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

A summary of the Company’s stock option activity and related information for its option plan for the years ended June 30, 2018, and 2017 is as follows:
	2018		2017
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	37,770	$6.25	64,770	$6.25
Exercised	(37,770)	$6.25	(27,000)	$6.25
Outstanding at period end	-	$-	37,770	$6.25
Exercisable at period end	-	$-	37,770	$6.25

Index
The intrinsic value of options both outstanding and exercisable was $0 at June 30, 2018,  and $791,000 at June 30, 2017.

At June 30, 2018 and 2017, all outstanding options were fully vested, with no remaining compensation cost to be recognized. There were no stock options granted during the years ended June 30, 2018 or 2017.  The total intrinsic value of the options exercised during the years ended June 30, 2018 and 2017 was approximately $997,000, and $339,000, respectively.

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. At June 30, 2018 and 2017, the Plan had 5,800,000 and 3,600,000 options authorized, respectively, of which, 3,567,182 and 2,972,982 options had been granted to date, respectively.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  The liability for the phantom stock option plan is re-measured at each reporting period based on the difference between the strike price and the current period end book value per share of the Company’s common stock, excluding accumulated other comprehensive income (loss).

A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2018 and 2017 is as follows:

	2018	2017
Number of options outstanding at beginning of year	1,522,720	1,352,554
Options granted	594,200	578,200
Options forfeited	(27,000)	-
Options paid in cash upon vesting	(455,760)	(408,034)
Number of options outstanding at period end	1,634,160	1,522,720

(In thousands)	2018	2017
Cash paid out on options vested	$1,187	$845
Compensation expense recognized	2,140	1,448

The total liability for the long-term incentive plan was $3.0 million and $2.0 million at June 30, 2018 and 2017, respectively, and is included in accrued expenses and other liabilities.

Index
Note 11.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2018 and 2017.

	2018	2017

Net Income	$14,408,000	$11,187,000
Weighted Average Shares – Basic	8,513,558	8,495,022
Effect of Dilutive Stock Options	21,351	18,107
Weighted Average Shares - Dilute	8,534,909	8,513,129

Earnings per share - Basic	$1.69	$1.32
Earnings per share - Diluted	$1.69	$1.31

Note 12.	Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2018 and 2017:

(In thousands)	2018	2017
Current expense:
Federal	$3,819	$3,591
State	220	409
Total current expense	4,039	4,000
Deferred expense (benefit)	56	(259)
Total provision for income taxes	$4,095	$3,741

The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2018 and 2017:

	2018	2017
Tax based on federal statutory rate	28.10%	34.00%
State income taxes, net of federal benefit	0.49	0.89
Tax-exempt income	(7.03)	(8.20)
Captive insurance premium income	(1.78)	(2.28)
Other, net	2.35	0.55
Total income tax expense	22.13%	24.96%

The components of the deferred tax assets and liabilities at June 30 were as follows:

(In thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$3,142	$4,220
Pension benefits	146	310
Other benefit plans	1,388	1,957
Total deferred tax assets	4,676	6,487

Deferred tax liabilities:
Depreciation	919	1,392
Loan costs	763	1,051
Real estate investment trust income	2,253	3,052
Unrealized gains on securities	3	379
Other	189	224
Total deferred tax liabilities	4,127	6,098
Net deferred tax asset included in prepaid expenses and other assets	$549	$389

Index
Income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of June 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate for its fiscal year 2018 and then a flat 21% thereafter. See the effective tax rate table above.

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
As of June 30, 2018 and 2017, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months. At June 30, 2018, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve. As of June 30, 2018, tax years ended June 30, 2015 through June 30, 2017, remain open and are subject to Federal and New York State taxing authority examination.

Note 13.	Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2018 and 2017:

(In thousands)	2018	2017
Unfunded loan commitments	$36,624	$41,082
Unused lines of credit	58,863	51,440
Total commitments	$95,487	$92,522

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

Index
Note 14.	Operating Leases

The Bank of Greene County has non-cancelable lease commitments for six branch locations.  These leases include obligations for real estate taxes, insurance and maintenance expenses.  Total lease expense was $178,000 and $156,000 for the years ended June 30, 2018 and 2017, respectively.  Minimum non-cancelable lease commitments for future years ending June 30 are as follows:

(In thousands)

The year ended June 30,	Annual Lease Payments
2019	$292
2020	272
2021	247
2022	204
2023	161
Thereafter	338

Note 15.	Concentrations of Credit Risk

The Bank of Greene County grants residential, consumer and commercial loans to customers primarily located in the mid-Hudson valley region of New York, including Greene County.  Over the last several years the Company has emphasized expansion into new markets in southern Albany, Columbia and Ulster counties. Although The Bank of Greene County has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon employment and other economic factors throughout Greene and its contiguous counties.

Note 16.	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2018 and 2017 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
(In thousands)	June 30, 2018	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$5,531	$-	$5,531	$-
State and political subdivisions	92,255	-	92,255	-
Mortgage-backed securities-residential	3,247	-	3,247	-
Mortgage-backed securities-multi-family	18,069	-	18,069	-
Corporate debt securities	1,704	1,704	-	-
Equity securities	217	217	-	-
Securities available-for-sale	$121,023	$1,921	$119,102	$-

		Fair Value Measurements Using
(In thousands)	June 30, 2017	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$4,717	$-	$4,717	$-
State and political subdivisions	58,112	-	58,112	-
Mortgage-backed securities-residential	4,913	-	4,913	-
Mortgage-backed securities-multi-family	20,765	-	20,765	-
Asset-backed securities	1	1	-	-
Corporate debt securities	2,791	2,791	-	-
Equity securities	184	184	-	-
Securities available-for-sale	$91,483	$2,976	$88,507	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Impaired loans	$2,799	$482	$2,317	$-	$-	$2,317
Foreclosed real estate	119	-	119	-	-	119

June 30, 2017
Impaired loans	$1,175	$330	$845	$-	$-	$845
Foreclosed real estate	799	-	799	-	-	799

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
June 30, 2018
Impaired Loans	$1,687	Appraisal of collateral(1)	Appraisal adjustments(2)	26.58%-31.00%	28.17%
			Liquidation expenses(3)	4.14%-7.26%	5.07%
	630	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	119	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.99%-11.78%	9.92%
June 30, 2017
Impaired loans	$845	Appraisal of collateral(1)	Appraisal adjustments(2)	25.00%-42.52%	28.46%
			Liquidation expenses(3)	3.45%-7.38%	5.93%
Foreclosed real estate	799	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	11.64%-17.92%	16.29%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2018 and 2017, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	June 30, 2018		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$26,504	$26,504	$26,504	$-	$-
Long term certificate of deposit	2,385	2,385	2,385	-	-
Securities available-for-sale	121,023	121,023	1,921	119,102	-
Securities held-to-maturity	274,550	274,177	-	274,177	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Net loans receivable	704,431	698,879	-	-	698,879
Accrued interest receivable	5,057	5,057	-	5,057	-
Deposits	1,025,234	1,025,302	-	1,025,302	-
Borrowings from Federal Home Loan Bank	18,150	17,755	-	17,755	-
Accrued interest payable	88	88	-	88	-

(In thousands)	June 30, 2017		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16,277	$16,277	$16,277	$-	$-
Long term certificate of deposit	2,145	2,145	2,145	-	-
Securities available-for-sale	91,483	91,483	2,976	88,507	-
Securities held-to-maturity	223,830	228,452	-	228,452	-
Federal Home Loan Bank stock	2,131	2,131	-	2,131	-
Net loans receivable	624,187	629,690	-	-	629,690
Accrued interest receivable	4,033	4,033	-	4,033	-
Deposits	859,535	859,715	-	859,715	-
Borrowings from Federal Home Loan Bank	29,550	29,411	-	29,411	-
Accrued interest payable	92	92	-	92	-

Note 17.	Regulatory Matters

The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Commercial Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  As of June 30, 2018, the most recent notification from regulators categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below). In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for The Bank of Greene County and Greene County Commercial Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in, increasing incrementally by 0.625% each year, beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  Management believes that, as of June 30, 2018, The Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

Index
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of June 30, 2018:

Total risk-based capital	$102,549	15.5%	$53,024	8.0%	$66,280	10.0%	7.472%	1.875%
Tier 1 risk-based capital	94,148	14.2	39,768	6.0	53,024	8.0	8.205	1.875
Common equity tier 1 capital	94,148	14.2	29,826	4.5	43,082	6.5	9.705	1.875
Tier 1 leverage ratio	94,148	8.2	45,789	4.0	57,236	5.0	4.225	1.875

As of June 30, 2017:

Total risk-based capital	$87,719	15.8%	$44,433	8.0%	$55,542	10.0%	7.794%	1.250%
Tier 1 risk-based capital	80,671	14.5	33,325	6.0	44,433	8.0	8.525	1.250
Common equity tier 1 capital	80,671	14.5	24,994	4.5	36,102	6.5	10.024	1.250
Tier 1 leverage ratio	80,671	8.5	38,056	4.0	47,571	5.0	4.479	1.250

Greene County Commercial Bank
As of June 30,2018:

Total risk-based capital	$40,286	47.1%	$6,837	8.0%	$8,546	10.0%	39.139%	1.875%
Tier 1 risk-based capital	40,286	47.1	5,128	6.0	6,837	8.0	41.139	1.875
Common equity tier 1 capital	40,286	47.1	3,846	4.5	5,555	6.5	42.639	1.875
Tier 1 leverage ratio	40,286	9.1	17,747	4.0	22,184	5.0	5.080	1.875

As of June 30, 2017:

Total risk-based capital	$30,095	40.1%	$6,011	8.0%	$7,514	10.0%	32.053%	1.250%
Tier 1 risk-based capital	30,095	40.1	4,508	6.0	6,011	8.0	34.053	1.250
Common equity tier 1 capital	30,095	40.1	3,381	4.5	4,884	6.5	35.550	1.250
Tier 1 leverage ratio	30,095	9.6	12,508	4.0	15,635	5.0	5.624	1.250

Index
Note 18.	Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. for the periods indicated.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
At June 30, 2018 and 2017
(In thousands)

ASSETS	2018	2017
Cash and cash equivalents	$1,476	$2,015
Investment in subsidiaries	94,681	81,540
Prepaid expenses and other assets	116	53
Total assets	$96,273	$83,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$82	$87
Total shareholders’ equity	96,191	83,521
Total liabilities and shareholders’ equity	$96,273	$83,608

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2018 and 2017
(In thousands)

	2018	2017
INCOME:
Equity in undistributed net income of subsidiaries	$12,812	$9,484
Dividend distributed by subsidiary	1,914	1,904
Interest-earning deposits	2	6
Total Income	14,728	11,394

OPERATING EXPENSES:
Legal fees	56	46
Other	264	161
Total operating expenses	320	207
Net income	$14,408	$11,187

Index
Greene County Bancorp, Inc.
Condensed Statements of Comprehensive Income
For the Years Ended June 30, 2018 and 2017
(In thousands)

	2018	2017
Net income	$14,408	$11,187
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities,
net of income tax benefit of ($319) and ($392), respectively	(659)	(612)

Accretion of unrealized loss on securities transferred to held-to-maturity, net of income tax expense of $- and $1, respectively	-	2

Pension actuarial gain, net of income tax expense of $58 and $158, respectively	163	221

Amortization of pension actuarial losses recognized in salaries and benefits, net of income taxes of $44 and $75, respectively	124	122

Total other comprehensive loss net of taxes	(372)	(267)

Comprehensive income	$14,036	$10,920

Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2018 and 2017
(In thousands)

Cash flow from operating activities:	2018	2017
Net Income	$14,408	$11,187

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(12,812)	(9,484)
Tax benefit of stock based compensation	-	(51)
Net increase in prepaid expenses and other assets	(63)	(5)
Net (decrease) increase in total liabilities	(6)	27
Net cash provided by operating activities	1,527	1,674

Cash flows from Investing Activities:
Investment in subsidiary	(700)	(600)
Net cash used by investing activities	(700)	(600)

Cash flows from financing activities:
Payment of cash dividends	(1,526)	(1,920)
Proceeds from exercise of stock options	160	169
Excess tax benefit from share-based payment arrangements	-	51
Net cash used in financing activities	(1,366)	(1,700)
Net decrease in cash and cash equivalents	(539)	(626)
Cash and cash equivalents at beginning of year	2,015	2,641
Cash and cash equivalents at end of year	$1,476	$2,015

Index
Note 19.	Subsequent events

On July 18, 2018, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.10 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.40 per share which represents a 2.6% increase from the previous annual cash dividend rate of $0.39 per share. The dividend was payable to stockholders of record as of August 15, 2018, and was paid on August 31, 2018.  The MHC did not waive its right to receive this dividend.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2018 Proxy Statement is incorporated herein by reference.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting appears in Part II, Item 8 of this Report. The registered public accounting firm that audited the Company’s financial statements included in this report has issued a report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

ITEM 9B.	Other Information

None.

Index
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) is incorporated herein by reference.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2018 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2018 Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of Greene County Bancorp, Inc.’s 2018 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2018 Proxy Statement is incorporated herein by reference.

Index
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Reports of Bonadio & Co., LLP are included in this Annual Report on Form 10-K:
Reports of Bonadio & Co., LLP, Independent Registered Public Accounting Firm
Report of BDO USA, LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of June 30, 2018 and 2017
Consolidated Statements of Income for the years ended June 30, 2018, and 2017
Consolidated Statements of Comprehensive Income for the years ended June 30, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2018 and 2017
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data

(a)(2)	List of Financial Schedules

Not applicable

(a)(3)	Exhibits

3.1	Certification of Incorporation of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s Registration statement on SB-2, file No. 333-63681 (the “SB-2”)).

3.2	Bylaws of Greene County Bancorp, Inc. (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

4.0	Form of Stock Certificate of Greene County Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

10.1	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

10.2
Employment agreement between the Registrant and Donald E. Gibson, and Michelle M. Plummer effective July 1, 2007, as amended and incorporated by reference from the Registrant’s Form 8-K (Exhibit 10.2 and 10.3) filed on December 2, 2008.

10.3	Employment agreement between the Registrant and Stephen E. Nelson, effective July 1, 2008, incorporated by reference from the Registrant’s Form 8-K (Exhibit 10.1) filed on December 2, 2008.

10.4	Supplemental Executive Retirement Plan, effective July 1, 2010, incorporated by reference from the Registrant’s 2010 Proxy Statement filed on September 27, 2010.

10.5
Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long Term Incentive Plan, effective July 1, 2011, as amended and incorporated by reference from the Registrant’s Form 8-K (Exhibit 10.1), filed on June 20, 2018.

21.0	Subsidiaries of Greene County Bancorp, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

Index
ITEM 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 12, 2018	By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michelle M. Plummer
Michelle M. Plummer, CPA, CGMA
Executive Vice President,
Chief Operating Officer and Chief Financial Officer
Date:  September 12, 2018

By: /s/ Jay P. Cahalan
Jay P. Cahalan
Director
Date: September 12, 2018

By: /s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date:  September 12, 2018

By: /s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date:  September 12, 2018

By: /s/ Charles H. Schaefer
Charles H. Schaefer
Director
Date:  September 12, 2018

By: /s/ Paul Slutzky
Paul Slutzky
Director
Date:  September 12, 2018

By: /s/ Martin C. Smith
Martin C. Smith
Chairman of the Board
Date:  September 12, 2018