Form 10-Q
period 2018-09-30
GREENE COUNTY BANCORP INC
filed 2018-11-08
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2018, the registrant had 8,537,814 shares of common stock outstanding at $ 0.10 par value per share.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At September 30, 2018 and June 30, 2018
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2018	June 30, 2018
Total cash and cash equivalents	$35,132	$26,504

Long term certificate of deposit	2,385	2,385
Securities available-for-sale, at fair value	119,600	120,806
Securities held-to-maturity, at amortized cost (fair value $279,061 at September 30, 2018; $274,177 at June 30, 2018)	280,774	274,550
Equity securities, at fair value	232	217
Federal Home Loan Bank stock, at cost	4,147	1,545

Loans	736,076	715,641
Allowance for loan losses	(12,308)	(12,024)
Unearned origination fees and costs, net	758	814
Net loans receivable	724,526	704,431

Premises and equipment	13,267	13,304
Accrued interest receivable	5,437	5,057
Foreclosed real estate	79	119
Prepaid expenses and other assets	2,294	2,560
Total assets	$1,187,873	$1,151,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$109,358	$102,694
Interest-bearing deposits	893,103	922,540
Total deposits	1,002,461	1,025,234

Borrowings from Federal Home Loan Bank, short-term	58,800	-
Borrowings from Federal Home Loan Bank, long-term	17,150	18,150
Accrued expenses and other liabilities	9,821	11,903
Total liabilities	1,088,232	1,055,287

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares; Outstanding - 8,537,814 shares at September 30, 2018, and June 30, 2018	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	89,853	86,213
Accumulated other comprehensive loss	(1,813)	(1,623)
Treasury stock, at cost 73,526 shares at September 30, 2018, and June 30, 2018	(277)	(277)
Total shareholders’ equity	99,641	96,191
Total liabilities and shareholders’ equity	$1,187,873	$1,151,478

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands, except share and per share amounts)

	2018	2017
Interest income:
Loans	$8,298	$7,059
Investment securities - taxable	194	165
Mortgage-backed securities	1,114	817
Investment securities - tax exempt	1,360	1,036
Interest-bearing deposits and federal funds sold	31	12
Total interest income	10,997	9,089

Interest expense:
Interest on deposits	1,036	809
Interest on borrowings	304	110
Total interest expense	1,340	919

Net interest income	9,657	8,170
Provision for loan losses	354	347
Net interest income after provision for loan losses	9,303	7,823

Noninterest income:
Service charges on deposit accounts	1,037	851
Debit card fees	640	566
Investment services	115	72
E-commerce fees	37	38
Other operating income	223	213
Total noninterest income	2,052	1,740

Noninterest expense:
Salaries and employee benefits	3,478	2,882
Occupancy expense	402	356
Equipment and furniture expense	214	113
Service and data processing fees	495	487
Computer software, supplies and support	223	143
Advertising and promotion	120	55
FDIC insurance premiums	127	93
Legal and professional fees	329	231
Other	573	533
Total noninterest expense	5,961	4,893

Income before provision for income taxes	5,394	4,670
Provision for income taxes	1,014	1,198
Net income	$4,380	$3,472

Basic earnings per share	$0.51	$0.41
Basic average shares outstanding	8,537,814	8,502,734
Diluted earnings per share	$0.51	$0.41
Diluted average shares outstanding	8,537,814	8,531,242
Dividends per share	$0.1000	$0.0975

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017
Net Income	$4,380	$3,472
Other comprehensive income (loss) income:
Unrealized holding (losses) gains on available-for-sale securities, net of income tax (benefit) expense of ($27) and $145, respectively	(76)	235

Total other comprehensive (loss) income, net of taxes	(76)	235

Comprehensive income	$4,304	$3,707

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2017	$861	$10,990	$73,072	$(992)	$(410)	$83,521
Options exercised		2			4	6
Dividends declared			(379)			(379)
Net income			3,472			3,472
Other comprehensive income, net of taxes				235		235
Balance at September 30, 2017	$861	$10,992	$76,165	$(757)	$(406)	$86,855

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2018	$861	$11,017	$86,213	$(1,623)	$(277)	$96,191
Impact of Adopting ASU 2016-01(1)			114	(114)		-
Dividends declared			(854)			(854)
Net income			4,380			4,380
Other comprehensive loss, net of taxes				(76)		(76)
Balance at September 30, 2018	$861	$11,017	$89,853	$(1,813)	$(277)	$99,641

(1)	See Note 9 Impact of Recent Accounting Pronouncements – cumulative effect of change in measurement of equity securities.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017
Cash flows from operating activities:
Net Income	$4,380	$3,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	154	157
Deferred income tax (benefit) expense	(388)	1,214
Net amortization of premiums and discounts	81	213
Net amortization of deferred loan costs and fees	110	134
Provision for loan losses	354	347
Net gain on equity securities	(15)	-
Losses on sale of foreclosed real estate	9	37
Net increase (decrease) in accrued income taxes	426	(647)
Net increase in accrued interest receivable	(380)	(341)
Net decrease in prepaid and other assets	255	175
Net (decrease) increase in other liabilities	(2,082)	1,717
Net cash provided by operating activities	2,904	6,478

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	32,825	17,594
Purchases of securities	(32,921)	(27,125)
Principal payments on securities	1,191	571
Securities held-to-maturity:
Proceeds from maturities	4,519	4,137
Purchases of securities	(23,918)	(12,050)
Principal payments on securities	13,102	5,851
Net (purchase) redemption of Federal Home Loan Bank Stock	(2,602)	556
Net increase in loans receivable	(20,593)	(14,768)
Proceeds from sale of foreclosed real estate	65	38
Purchases of premises and equipment	(117)	(101)
Net cash used by investing activities	(28,449)	(25,297)

Cash flows from financing activities
Net increase (decrease) in short-term advances	58,800	(6,200)
Repayment of long-term FHLB advances	(1,000)	(2,500)
Payment of cash dividends	(854)	(379)
Proceeds from issuance of stock options	-	6
Net (decrease) increase in deposits	(22,773)	58,034
Net cash provided by financing activities	34,173	48,961

Net increase in cash and cash equivalents	8,628	30,142
Cash and cash equivalents at beginning of period	26,504	16,277
Cash and cash equivalents at end of period	$35,132	$46,419

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$34	$28
Cash paid during period for:
Interest	$1,332	$931
Income taxes	$975	$630

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three Months Ended September 30, 2018 and 2017

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2018 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three months ended September 30, 2018 and 2017 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2018, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2019.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three months ended September 30, 2018.

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

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries, The Bank of Greene County and Greene Risk Management, Inc.  The Bank of Greene County has 15 full-service offices, an operations center and lending center located in its market area within the Hudson Valley Region of New York State.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene Risk Management, Inc. is a pooled captive insurance company, which provides additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.  The Bank of Greene County also owns and operates two subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd. is a real estate investment trust, which holds mortgages and notes which were originated through and serviced by The Bank of Greene County.

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

(4)	Securities

Securities at September 30, 2018 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,539	$2	$45	$5,496
State and political subdivisions	92,149	173	2	92,320
Mortgage-backed securities-residential	3,091	8	114	2,985
Mortgage-backed securities-multi-family	17,296	50	251	17,095
Corporate debt securities	1,769	-	65	1,704
Total securities available-for-sale	119,844	233	477	119,600
Securities held-to-maturity:
U.S. government sponsored enterprises	9,247	-	356	8,891
State and political subdivisions	142,647	2,501	827	144,321
Mortgage-backed securities-residential	5,698	41	10	5,729
Mortgage-backed securities-multi-family	120,333	75	3,134	117,274
Corporate debt securities	1,469	7	2	1,474
Other securities	1,380	9	17	1,372
Total securities held-to-maturity	280,774	2,633	4,346	279,061
Total securities	$400,618	$2,866	$4,823	$398,661

Index
Securities at June 30, 2018 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,543	$18	$30	$5,531
State and political subdivisions	92,052	204	1	92,255
Mortgage-backed securities-residential	3,332	13	98	3,247
Mortgage-backed securities-multi-family	18,249	64	244	18,069
Corporate debt securities	1,771	-	67	1,704
Total securities available-for-sale	120,947	299	440	120,806
Securities held-to-maturity:
U.S. government sponsored enterprises	9,245	-	278	8,967
State and political subdivisions	136,335	3,091	532	138,894
Mortgage-backed securities-residential	6,472	72	7	6,537
Mortgage-backed securities-multi-family	118,780	123	2,845	116,058
Corporate debt securities	1,466	11	9	1,468
Other securities	2,252	16	15	2,253
Total securities held-to-maturity	274,550	3,313	3,686	274,177
Total securities	$395,497	$3,612	$4,126	$394,983

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  At September 30, 2018, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$2,018	$1	1	$955	$44	1	$2,973	$45	2
State and political subdivisions	8,928	2	10	-	-	-	8,928	2	10
Mortgage-backed securities-residential	1,382	32	3	886	82	1	2,268	114	4
Mortgage-backed securities-multi-family	2,429	31	2	6,330	220	4	8,759	251	6
Corporate debt securities	1,452	63	6	252	2	1	1,704	65	7
Total securities available-for-sale	16,209	129	22	8,423	348	7	24,632	477	29
Securities held-to-maturity:
U.S. government sponsored enterprises	3,120	126	1	5,770	230	2	8,890	356	3
State and political subdivisions	44,063	605	221	8,735	222	71	52,798	827	292
Mortgage-backed securities-residential	2,245	10	4	-	-	-	2,245	10	4
Mortgage-backed securities-multi-family	81,835	2,204	37	22,372	930	15	104,207	3,134	52
Corporate debt securities	467	2	1	-	-	-	467	2	1
Other securities	805	15	3	159	2	3	964	17	6
Total securities held-to-maturity	132,535	2,962	267	37,036	1,384	91	169,571	4,346	358
Total securities	$148,744	$3,091	289	$45,459	$1,732	98	$194,203	$4,823	387

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the three months ended September 30, 2018 or 2017. During the three months ended September 30, 2018 and 2017, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three months ended September 30, 2018 and 2017.

Index
The estimated fair values of debt securities at September 30, 2018, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$92,403	$92,572
After one year through five years	4,539	4,541
After five years through ten years	2,515	2,407
After ten years	-	-
Total available-for-sale debt securities	99,457	99,520
Mortgage-backed securities	20,387	20,080
Total available-for-sale securities	119,844	119,600

Held-to-maturity debt securities
Within one year	26,618	26,707
After one year through five years	64,460	64,834
After five years through ten years	46,008	46,020
After ten years	17,657	18,497
Total held-to-maturity debt securities	154,743	156,058
Mortgage-backed securities	126,031	123,003
Total held-to-maturity securities	280,774	279,061
Total debt securities	$400,618	$398,661

At September 30, 2018 and June 30, 2018, respectively, securities with an aggregate fair value of $387.1 million and $383.0 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  At September 30, 2018 and June 30, 2018, securities with an aggregate fair value of $1.7 million were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2018 or 2017.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three months ended September 30, 2018 or 2017.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at September 30, 2018 and June 30, 2018 are summarized as follows:

(In thousands)	September 30, 2018	June 30, 2018
Residential real estate:
Residential real estate	$262,264	$255,848
Residential construction and land	9,803	9,951
Multi-family	21,076	14,961
Commercial real estate:
Commercial real estate	289,425	283,935
Commercial construction	38,836	39,366
Consumer loan:
Home equity	21,744	21,919
Consumer installment	5,217	5,017
Commercial loans	87,711	84,644
Total gross loans	736,076	715,641
Allowance for loan losses	(12,308)	(12,024)
Deferred fees and costs	758	814
Loans receivable, net	$724,526	$704,431

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

Loan balances by internal credit quality indicator at September 30, 2018 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$259,668	$343	$88	$2,165	$262,264
Residential construction and land	9,803	-	-	-	9,803
Multi-family	18,934	-	2,059	83	21,076
Commercial real estate	278,842	312	8,756	1,515	289,425
Commercial construction	38,660	-	-	176	38,836
Home equity	20,894	-	-	850	21,744
Consumer installment	5,187	13	-	17	5,217
Commercial loans	86,542	-	513	656	87,711
Total gross loans	$718,530	$668	$11,416	$5,462	$736,076

Index
Loan balances by internal credit quality indicator at June 30, 2018 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$252,811	$577	$88	$2,372	$255,848
Residential construction and land	9,951	-	-	-	9,951
Multi-family	12,743	-	2,132	86	14,961
Commercial real estate	273,077	317	8,994	1,547	283,935
Commercial construction	39,190	-	-	176	39,366
Home equity	21,170	128	-	621	21,919
Consumer installment	4,969	30	-	18	5,017
Commercial loans	83,148	195	457	844	84,644
Total gross loans	$697,059	$1,247	$11,671	$5,664	$715,641

The Company had no loans classified doubtful or loss at September 30, 2018 or June 30, 2018.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2018 and June 30, 2018.  Loans on nonaccrual status totaled $3.4 million at September 30, 2018 of which $1.8 million were in the process of foreclosure. At September 30, 2018, there were 10 residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.6 million of loans which were less than 90 days past due at September 30, 2018, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $62,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.5 million at June 30, 2018 of which $1.9 million were in the process of foreclosure.  At June 30, 2018, there were 11 residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.3 million of loans which were less than 90 days past due at June 30, 2018, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans at September 30, 2018:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$3,140	$337	$823	$4,300	$257,964	$262,264	$1,634
Residential construction and land	-	-	-	-	9,803	9,803	-
Multi-family	141	-	-	141	20,935	21,076	-
Commercial real estate	1,150	481	568	2,199	287,226	289,425	1,119
Commercial construction	-	-	-	-	38,836	38,836	-
Home equity	179	-	408	587	21,157	21,744	529
Consumer installment	19	13	8	40	5,177	5,217	17
Commercial loans	433	103	-	536	87,175	87,711	88
Total gross loans	$5,062	$934	$1,807	$7,803	$728,273	$736,076	$3,387

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2018:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$1,617	$458	$1,211	$3,286	$252,562	$255,848	$1,778
Residential construction and land	-	-	-	-	9,951	9,951	-
Multi-family	-	-	-	-	14,961	14,961	-
Commercial real estate	1,568	487	568	2,623	281,312	283,935	1,147
Commercial construction	-	-	-	-	39,366	39,366	-
Home equity	38	128	299	465	21,454	21,919	298
Consumer installment	3	30	8	41	4,976	5,017	18
Commercial loans	250	195	182	627	84,017	84,644	276
Total gross loans	$3,476	$1,298	$2,268	$7,042	$708,599	$715,641	$3,517

The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2018 and $62,000 at June 30, 2018, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2018	2017
Interest income that would have been recorded if loans had been performing in accordance with original terms	$71	$78
Interest income that was recorded on nonaccrual loans	32	34

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	At September 30, 2018			For the three months ended September 30, 2018
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$-	$-	$-	$7	$3
Commercial real estate	794	794	-	796	8
Home equity	309	309	-	224	-
Commercial loans	155	155	-	157	-
Total impaired loans with no allowance	1,258	1,258	-	1,184	11

With an allowance recorded:
Residential real estate	1,800	1,800	310	1,855	23
Commercial real estate	360	360	41	365	-
Commercial construction	176	176	29	176	-
Home equity	322	322	59	322	4
Total impaired loans with allowance	2,658	2,658	439	2,718	27

Total impaired:
Residential real estate	1,800	1,800	310	1,862	26
Commercial real estate	1,154	1,154	41	1,161	8
Commercial construction	176	176	29	176	-
Home equity	631	631	59	546	4
Commercial loans	155	155	-	157	-
Total impaired loans	$3,916	$3,916	$439	$3,902	$38

	At June 30, 2018			For the three months ended September 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$22	$22	$-	$-	$-
Commercial real estate	799	799	-	807	8
Home equity	181	181	-	183	-
Commercial loans	347	347	-	245	-
Total impaired loans with no allowance	1,349	1,349	-	1,235	8

With an allowance recorded:
Residential real estate	1,922	1,922	332	1,536	11
Commercial real estate	379	379	60	430	-
Commercial construction	176	176	29	176	-
Home equity	322	322	61	325	3
Total impaired loans with allowance	2,799	2,799	482	2,467	14

Total impaired loans:
Residential real estate	1,944	1,944	332	1,536	11
Commercial real estate	1,178	1,178	60	1,237	8
Commercial construction	176	176	29	176	-
Home equity	503	503	61	508	3
Commercial loans	347	347	-	245	-
Total impaired loans	$4,148	$4,148	$482	$3,702	$22

Index
The table below details loans that have been modified as a troubled debt restructuring during the three months ended September 30, 2018 or 2017.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
September 30, 2018
None	-	-	-	-

September 30, 2017
Home equity	1	$325	$325	$325

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2018 or 2017 which have subsequently defaulted during the three months ended September 30, 2018 or 2017, respectively.

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

	Activity for the three months ended September 30, 2018
(In thousands)	Balance at June 30, 2018	Charge-offs	Recoveries	Provision	Balance at September 30, 2018
Residential real estate	$2,116	$21	$13	$-	$2,108
Residential construction and land	114	-	-	2	116
Multi-family	162	-	-	9	171
Commercial real estate	5,979	-	-	44	6,023
Commercial construction	950	-	-	7	957
Home equity	317	-	-	-	317
Consumer installment	224	99	37	67	229
Commercial loans	2,128	-	-	5	2,133
Unallocated	34	-	-	220	254
Total	$12,024	$120	$50	$354	$12,308

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance At September 30, 2018 Impairment Analysis		Ending Balance At September 30, 2018 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$310	$1,798	$1,800	$260,464
Residential construction and land	-	116	-	9,803
Multi-family	-	171	-	21,076
Commercial real estate	41	5,982	1,154	288,271
Commercial construction	29	928	176	38,660
Home equity	59	258	631	21,113
Consumer installment	-	229	-	5,217
Commercial loans	-	2,133	155	87,556
Unallocated	-	254	-	-
Total	$439	$11,869	$3,916	$732,160

	Activity for the three months ended September 30, 2017
(In thousands)	Balance at June 30, 2017	Charge-offs	Recoveries	Provision	Balance at September 30, 2017
Residential real estate	$2,289	$44	$-	$(169)	$2,076
Residential construction and land	89	-	-	4	93
Multi-family	43	-	-	33	76
Commercial real estate	5,589	-	-	170	5,759
Commercial construction	687	-	-	63	750
Home equity	234	-	-	81	315
Consumer installment	231	88	18	42	203
Commercial loans	1,680	157	-	225	1,748
Unallocated	180	-	-	(102)	78
Total	$11,022	$289	$18	$347	$11,098

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At June 30, 2018 Impairment Analysis		Ending Balance At June 30, 2018 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$332	$1,784	$1,944	$253,904
Residential construction and land	-	114	-	9,951
Multi-family	-	162	-	14,961
Commercial real estate	60	5,919	1,178	282,757
Commercial construction	29	921	176	39,190
Home equity	61	256	503	21,416
Consumer installment	-	224	-	5,017
Commercial loans	-	2,128	347	84,297
Unallocated	-	34	-	-
Total	$482	$11,542	$4,148	$711,493

Index
Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at September 30, 2018 and June 30, 2018:

(in thousands)	September 30, 2018	June 30, 2018
Residential real estate	$79	$119
Total foreclosed real estate	$79	$119

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at September 30, 2018 and June 30, 2018 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets	Significant Other Observable	Significant Unobservable Inputs
(In thousands)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$5,496	$-	$5,496	$-
State and political subdivisions	92,320	-	92,320	-
Mortgage-backed securities-residential	2,985	-	2,985	-
Mortgage-backed securities-multi-family	17,095	-	17,095	-
Corporate debt securities	1,704	1,704	-	-
Securities available-for-sale	119,600	1,704	117,896	-
Equity securities	232	232	-	-
Total securities measured at fair value	$119,832	$1,936	$117,896	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$5,531	$-	$5,531	$-
State and political subdivisions	92,255	-	92,255	-
Mortgage-backed securities-residential	3,247	-	3,247	-
Mortgage-backed securities-multi-family	18,069	-	18,069	-
Corporate debt securities	1,704	1,704	-	-
Securities available-for-sale	$120,806	$1,704	$119,102	$-
Equity securities	217	217	-	-
Total securities measured at fair value	$121,023	$1,921	$119,102	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Impaired loans	$2,658	$439	$2,219	$-	$-	$2,219
Foreclosed real estate	79	-	79	-	-	79

June 30, 2018
Impaired loans	$2,799	$482	$2,317	$-	$-	$2,317
Foreclosed real estate	119	-	119	-	-	119

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
September 30, 2018
Impaired Loans	$1,594	Appraisal of collateral(1)	Appraisal adjustments(2)	26.58%-31.00%	28.11%
			Liquidation expenses(3)	4.14%-7.26%	5.11%
	625	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	79	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00-0.00%	0.00%
			Liquidation expenses(3)	8.99%-8.99%	8.99%
June 30, 2018
Impaired loans	$1,687	Appraisal of collateral(1)	Appraisal adjustments(2)	26.58%-31.00%	28.17%
			Liquidation expenses(3)	4.14%-7.26%	5.07%
	630	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	119	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.99%-11.78%	9.92%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The carrying amounts reported in the statements of financial condition for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" requires that, effective for the quarter ended September 30, 2018 the fair value for loans must be disclosed using the "exit price" notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank long term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.  The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2018 and June 30, 2018, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	September 30, 2018		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$35,132	$35,132	$35,132	$-	$-
Long term certificate of deposit	2,385	2,385	2,385	-	-
Securities available-for-sale	119,600	119,600	1,704	117,896	-
Securities held-to-maturity	280,774	279,061	-	279,061	-
Equity securities	232	232	232	-
Federal Home Loan Bank stock	4,147	4,147	-	4,147	-
Net loans	724,526	708,759	-	-	708,759
Accrued interest receivable	5,437	5,437	-	5,437	-
Deposits	1,002,461	1,002,468	-	1,002,468	-
Borrowings	75,950	75,604	-	75,604	-
Accrued interest payable	96	96	-	96	-

(In thousands)	June 30, 2018		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$26,504	$26,504	$26,504	$-	$-
Long term certificate of deposit	2,385	2,385	2,385	-	-
Securities available-for-sale	120,806	120,806	1,704	119,102	-
Securities held-to-maturity	274,550	274,177	-	274,177	-
Equity securities	217	217	217	-	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Net loans	704,431	698,879	-	-	698,879
Accrued interest receivable	5,057	5,057	-	5,057	-
Deposits	1,025,234	1,025,302	-	1,025,302	-
Borrowings	18,150	17,755	-	17,755	-
Accrued interest payable	88	88	-	88	-

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three months ended September 30, 2018 and 2017.

	For the three months ended September 30,
	2018	2017

Net Income	$4,380,000	$3,472,000
Weighted Average Shares – Basic	8,537,814	8,502,734
Effect of Dilutive Stock Options	-	28,508
Weighted Average Shares - Dilute	8,537,814	8,531,242

Earnings per share - Basic	$0.51	$0.41
Earnings per share - Diluted	$0.51	$0.41

Index
(8)	Dividends

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

(9)	Impact of Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The following accounting standards have been adopted in the first quarter ended September 30, 2018:

On July 1, 2018, Greene County Bancorp, Inc. adopted Accounting Standard Update (“ASU”) 2014-09 amending guidance on “Revenue from Contracts with Customers (Topic 606)”.  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU replaces most existing revenue recognition guidance under GAAP.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, which include service charges on deposits, interchange income, investment services fees and gains (losses) from the transfer of other real estate owned.  Further details regarding the revenue recognition of these revenue streams is provided in Note 13 to these Unaudited Consolidated Financial Statements.

On July 1, 2018, Greene County Bancorp, Inc. adopted ASU 2016-01 amending guidance on “Financial Instruments (Subtopic 825-10)”.  This amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  These amendments require equity securities to be measured at fair value with changes in the fair value to be recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. As of June 30, 2018, the Company had several small equity investments with a cost of $62,000 and a fair value of $217,000.  On July 1, 2018, the Company recorded a cumulative-effect adjustment to increase retained earnings in the amount of $114,000 representing the unrealized gain, net of tax, on these equity securities.  Changes in fair value during the three-months ended September 30, 2018 have been recognized in net income.  ASU 2016-01 also emphasized the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans as part of adopting this standard. See Note 6. Fair Value Measurements and Fair Value of Financial Instruments for further information.

On July 1, 2018, Greene County Bancorp, Inc. adopted ASU 2017-07 amending guidance on “Compensation - Retirement Benefits (Topic 715)” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described.  If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  Prior to adoption of this update, the Company presented all components of net periodic pension cost in “salaries and employee benefits” on its income statement.  The Company is presenting all components of net period pension cost in “other expense” for the three-months ended September 30, 2018 and 2017, as the Company’s defined pension plan does not have a service cost component since the plan was frozen in 2006.  Further details regarding the Company’s net periodic pension cost are provided in Note 10 to these Unaudited Consolidated Financial Statements.

In August 2014, the FASB issued an amendment (ASU 2014-14) to its guidance on “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)”.  The objective of the ASU is to reduce the diversity in how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure, to provide more decision-useful information about a creditor’s foreclosed mortgage loans that are expected to be recovered, at least in part, through government guarantees.  The adoption of this guidance had no impact on our consolidated results of operations or financial position.

Index
In August 2016, the FASB issued an Update (ASU 2016-15) which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The amendment covers the following cash flows: Cash payments for debt prepayment or extinguishment costs will be classified in financing activities.  Upon settlement of zero-coupon bonds and bonds with insignificant cash coupons, the portion of the payment attributable to imputed interest will be classified as an operating activity, while the portion of the payment attributable to principal will be classified as a financing activity.  Cash paid by an acquirer that isn’t soon after a business combination for the settlement of a contingent consideration liability will be separated between financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date will be classified in financing activities; any excess will be classified in operating activities. Cash paid soon after the business combination will be classified in investing activities.  Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (that is, the nature of the loss). Cash proceeds from lump-sum settlements will be classified based on the nature of each loss included in the settlement. Cash proceeds received from the settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies will be classified as cash inflows from investing activities. Cash payments for premiums on COLI and BOLI may be classified as cash outflows for investing, operating, or a combination of both. A transferor’s beneficial interest obtained in a securitization of financial assets will be disclosed as a noncash activity, and cash received from beneficial interests will be classified in investing activities. Distributions received from equity method investees will be classified using either a cumulative earnings approach or a look- through approach as an accounting policy election.  The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance.  The adoption of this guidance had no impact on our consolidated results of operations or financial position.

In November 2016, the FASB issued an Update (ASU 2016-18) to its guidance on “Statement of Cash Flows (Topic 230) Restricted Cash” addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows.  The ASU requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows.  As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows.  The adoption of this guidance had no impact on our consolidated results of operations or financial position.

In May 2017, the FASB issued an Update (ASU 2017-09) to its guidance on “Compensation - Stock Compensation (Topic 718)” such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met:  (1) The fair value of the modified award is the same as the fair value of the original award immediately before the modification. The standard indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The adoption of this guidance had no impact on our consolidated results of operations or financial position.

Accounting Pronouncements to be adopted in future periods

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

Index
In August 2018, the FASB has issued an Update (ASU No. 2018-14), “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”, that applies to all employers that sponsor defined benefit pension or other postretirement plans.  The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The following disclosure requirements were removed from Subtopic 715-20: (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; (2) the amount and timing of plan assets expected to be returned to the employer; (3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; (4) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets; and (5) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The following disclosure requirements were added to Subtopic 715-20: (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: (1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.  ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three months ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,
(In thousands)	2018	2017
Interest cost	$54	$55
Expected return on plan assets	(59)	(62)
Amortization of net loss	35	42
Net periodic pension cost	$30	$35

The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2019.

SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP Plan is intended to provide a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”).  The SERP Plan is more fully described in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2018.

Index
The net periodic pension costs related to the SERP Plan for the three months ended September 30, 2018 and 2017 were $158,000 and $101,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $4.1 million and $3.9 million at September 30, 2018 and June 30, 2018, respectively, and is included in accrued expenses and other liabilities.  The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

(11)	Stock-Based Compensation

Stock Option Plan

The Company’s 2008 Option Plan expired on August 19, 2018. All options were exercised prior to June 30, 2018.  A summary of the Company’s stock option activity and related information for this option plan for the three months ended September 30, 2017 was as follows:

	September 30, 2017
	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	37,770	$6.25
Exercised	(1,000)	$6.25
Outstanding and exercisable at period end	36,770	$6.25

The intrinsic value of options both outstanding and exercisable was $875,000 at September 30, 2017.  The total intrinsic value of the options exercised during the three months ended September 30, 2017 was approximately $23,000. There were no stock options granted during the three months ended September 30, 2017.

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2018.

A summary of the Company’s phantom stock option activity and related information for the Plan for the three months ended September 30, 2018 and 2017 is as follows:

	2018	2017
Number of options outstanding at beginning of year	1,634,160	1,522,720
Options granted	592,700	594,200
Options paid in cash	(484,760)	(3,000)
Number of options outstanding at period end	1,742,100	2,113,920

(In thousands)	2018	2017
Cash paid out on options vested	$1,704	$7
Compensation expense recognized	516	360

The total liability for Plan was $1.8 million and $3.0 million at September 30, 2018 and June 30, 2018, respectively, and is included in accrued expenses and other liabilities.

Index
(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at September 30, 2018 and 2017 are presented in the following table:

	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - June 30, 2017	$612	$(1,604)	$(992)
Other comprehensive income before reclassification	235	-	235
Amounts reclassified from accumulated other comprehensive income	-	-	-
Other comprehensive income for the year ended June 30, 2017	235	-	235
Balance - September 30, 2017	$847	$(1,604)	$(757)

Balance - June 30, 2018	$10	$(1,633)	$(1,623)
Other comprehensive loss before reclassification	(76)	-	(76)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Other comprehensive loss for the year ended June 30, 2018	(76)	-	(76)
Reclassification for change in accounting(1)	(114)	-	(114)
Balance - September 30, 2018	$(180)	$(1,633)	$(1,813)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

(13)	Revenue from Contracts with Customers

The majority of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following table presents revenues subject to ASC 606 for the three months ended September 30, 2018 and 2017, respectively.

	For the three months ended September 30,
(in thousands)	2018	2017
Service charges on deposit accounts
Insufficient funds fees	$930	$760
Deposit related fees	37	38
ATM/point of sale fees	70	53
Total service charges	1,037	851
Interchange fee income
Debit card interchange fees	640	566
E-commerce fee income
E-commerce fees	37	38
Investment services income
Investment services	115	72
Sales of assets
Net loss on sale of foreclosed real estate	(9)	(37)

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which included services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are recognized at the time the maintenance occurs. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Index
Debit Card Interchange Fee Income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa DPS payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to cardholder.

E-commerce income:  The Company earns fees for merchant transaction processing services provided to its business customers by a third party service provider.  The fees represent a percentage of the monthly transaction activity net of related costs, and are received from the service provider on a monthly basis.

Investment Services Income: The Company earns fees from investment brokerage services provided to its customers by a third-party service provider. The Company receives commissions from the third-party service provider on a monthly basis based upon customer activity for the month. The Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers. Investment brokerage fees are presented net of related costs.

Net Gains/Losses on Sales of Foreclosed Real Estate: The Company records a gain or loss from the sale of foreclosed real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

(14)	Subsequent events

On October 16, 2018, the Board of Directors declared a cash dividend for the quarter ended September 30, 2018 of $0.10 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.40 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2018, and will be paid on November 30, 2018.  The MHC intends to waive its receipt of this dividend.

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

Index
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

Non-GAAP Financial Measures

Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary banks are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures in its periodic reports filed with the SEC, including period-end regulatory capital ratios for itself and its subsidiary banks, and does so without compliance with Regulation G, on the widely-shared assumption that the SEC regards such non-GAAP measures to be exempt from Regulation G.  The Company uses in this Report additional non-GAAP financial measures that are commonly utilized by financial institutions and have not been specifically exempted by the SEC from Regulation G. The Company provides, as supplemental information, such non-GAAP measures included in this Report as described immediately below.

Index
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

Comparison of Financial Condition at September 30, 2018 and June 30, 2018

ASSETS

Total assets of the Company were $1.2 billion at September 30, 2018 and at June 30, 2018, an increase of $36.4 million, or 3.2%.  Securities available-for-sale and held-to-maturity amounted to $400.4 million at September 30, 2018 as compared to $395.4 million at June 30, 2018, an increase of $5.0 million, or 1.3%.   Net loans grew by $20.1 million, or 2.9%, to $724.5 million at September 30, 2018 as compared to $704.4 million at June 30, 2018.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $8.6 million to $35.1 million at September 30, 2018 from $26.5 million at June 30, 2018.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $5.0 million, or 1.3%, to $400.4 million at September 30, 2018 as compared to $395.4 million at June 30, 2018.  Securities purchases totaled $56.8 million during the three months ended September 30, 2018 and consisted of $43.8 million of state and political subdivision securities and $13.0 million of mortgage-backed securities. Principal pay-downs and maturities during the three months amounted to $51.6 million, of which $14.3 million were mortgage-backed securities, and $37.3 million were state and political subdivision securities. At September 30, 2018, 58.7% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	September 30, 2018		June 30, 2018
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$5,496	1.4%	$5,531	1.4%
State and political subdivisions	92,320	23.1	92,255	23.4
Mortgage-backed securities-residential	2,985	0.7	3,247	0.8
Mortgage-backed securities-multifamily	17,095	4.3	18,069	4.6
Corporate debt securities	1,704	0.4	1,704	0.4
Total securities available-for-sale	119,600	29.9	120,806	30.6
Securities held-to-maturity:
U.S. government sponsored enterprises	9,247	2.3	9,245	2.3
State and political subdivisions	142,647	35.6	136,335	34.5
Mortgage-backed securities-residential	5,698	1.4	6,472	1.6
Mortgage-backed securities-multifamily	120,333	30.1	118,780	30.0
Corporate debt securities	1,469	0.4	1,466	0.4
Other securities	1,380	0.3	2,252	0.6
Total securities held-to-maturity	280,774	70.1	274,550	69.4
Total securities	$400,374	100.0%	$395,356	100.0%

Index
LOANS

Net loans receivable increased $20.1 million, or 2.9%, to $724.5 million at September 30, 2018 from $704.4 million at June 30, 2018.  The loan growth experienced during the three months consisted primarily of $5.5 million in commercial real estate loans, $3.1 million in commercial loans, $6.4 million in residential real estate loans, and $6.1 million in multi-family real estate loans.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	September 30, 2018		June 30, 2018
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$262,264	35.6%	$255,848	35.7%
Residential construction and land	9,803	1.3	9,951	1.4
Multi-family	21,076	2.9	14,961	2.1
Commercial real estate	289,425	39.3	283,935	39.7
Commercial construction	38,836	5.3	39,366	5.5
Home equity	21,744	3.0	21,919	3.1
Consumer installment	5,217	0.7	5,017	0.7
Commercial loans	87,711	11.9	84,644	11.8
Total gross loans	736,076	100.0%	715,641	100.0%
Allowance for loan losses	(12,308)		(12,024)
Deferred fees and costs	758		814
Total net loans	$724,526		$704,431

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

Index
Analysis of allowance for loan losses activity

	At or for the three months ended September 30,
(Dollars in thousands)	2018	2017
Balance at the beginning of the period	$12,024	$11,022
Charge-offs:
Residential real estate	21	44
Consumer installment	99	88
Commercial loans	-	157
Total loans charged off	120	289

Recoveries:
Residential real estate	13	-
Consumer installment	37	18
Total recoveries	50	18

Net charge-offs	70	271

Provisions charged to operations	354	347
Balance at the end of the period	$12,308	$11,098

Net charge-offs to average loans outstanding (annualized)	0.04%	0.17%
Net charge-offs to nonperforming assets (annualized)	8.08%	26.25%
Allowance for loan losses to nonperforming loans	363.39%	328.54%
Allowance for loan losses to total loans receivable	1.67%	1.71%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	September 30, 2018	June 30, 2018
Nonaccruing loans:
Residential real estate	$1,634	$1,778
Commercial real estate	1,119	1,147
Home equity	529	298
Consumer installment	17	18
Commercial	88	276
Total nonaccruing loans	3,387	3,517
90 days & accruing
Residential real estate	-	62
Total 90 days & accruing	-	62
Total nonperforming loans	3,387	3,579
Foreclosed real estate:
Residential real estate	79	119
Total foreclosed real estate	79	119
Total nonperforming assets	$3,466	$3,698

Troubled debt restructuring:
Nonperforming (included above)	$768	$774
Performing (accruing and excluded above)	1,551	1,557

Total nonperforming assets as a percentage of total assets	0.29%	0.32%
Total nonperforming loans to net loans	0.47%	0.51%

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2018	2017
Interest income that would have been recorded if loans had been performing in accordance with original terms	$71	$78
Interest income that was recorded on nonaccrual loans	32	34

Nonperforming assets amounted to $3.5 million at September 30, 2018 and $3.7 million at June 30, 2018, a decrease of $232,000, or 6.3%. Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2018 and June 30, 2018.  Loans on nonaccrual status totaled $3.4 million at September 30, 2018 of which $1.8 million were in the process of foreclosure. At September 30, 2018, there were 10 residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.6 million of loans which were less than 90 days past due at September 30, 2018, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $62,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.5 million at June 30, 2018 of which $1.9 million were in the process of foreclosure.  At June 30, 2018, there were 11 residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.3 million of loans which were less than 90 days past due at June 30, 2018, but have a recent history of delinquency greater than 90 days past due.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans at September 30, 2018 and June 30, 2018:

(In thousands)	September 30, 2018	June 30, 2018
Balance of impaired loans, with a valuation allowance	$2,658	$2,799
Allowances relating to impaired loans included in allowance for loan losses	439	482
Balance of impaired loans, without a valuation allowance	1,258	1,349
Total impaired loans	3,916	4,148

	For the three months ended September 30,
(In thousands)	2018	2017
Average balance of impaired loans for the periods ended	$3,902	$3,702
Interest income recorded on impaired loans during the periods ended	38	22

DEPOSITS

Deposits totaled $1.0 billion at September 30, 2018 and at June 30, 2018, a decrease of $22.8 million, or 2.2%. Noninterest-bearing deposits increased $6.7 million, or 6.5%, and NOW deposits increased $12.2 million, or 2.3%, when comparing September 30, 2018 and June 30, 2018.  These increases were offset by a decrease in money market deposits of $21.3 million, or 16.0%, a decrease in savings deposits of $4.3 million, or 2.0%, and a decrease in certificates of deposits of $16.0 million, or 31.2%, when comparing September 30, 2018 and June 30, 2018. Typically deposits increase during the first quarter of the Company’s fiscal year as a result of an increase in municipal deposits at Greene County Commercial Bank, primarily from tax collection.  However, several taxing authorities experienced delays in sending out tax bills to property owners and as a result extended the due date for payments into October 2018.  As a result of this delay, the Company did not experience the normal growth in deposits at September 30, 2018.  Included within certificates of deposits at June 30, 2018 were $15.0 million in brokered certificates of deposit. These brokered certificates of deposit matured during the three months ended September 30, 2018 and were not renewed.

(In thousands)	September 30, 2018	Percentage of Portfolio	June 30, 2018	Percentage of Portfolio
Noninterest-bearing deposits	$109,358	10.9%	$102,694	10.0%
Certificates of deposit	35,326	3.5	51,317	5.0
Savings deposits	211,844	21.2	216,103	21.1
Money market deposits	112,407	11.2	133,753	13.0
NOW deposits	533,526	53.2	521,367	50.9
Total deposits	$1,002,461	100.0%	$1,025,234	100.0%

BORROWINGS

At September 30, 2018, The Bank of Greene County had pledged approximately $296.0 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $236.0 million at September 30, 2018, of which $76.0 million in borrowings and $55.0 million in irrevocable stand-by letters of credit were outstanding at September 30, 2018.  There were $58.8 million of short-term or overnight borrowings outstanding at September 30, 2018. The $17.2 million consisted of long-term fixed rate advances with a weighted average rate of 1.63% and a weighted average maturity of 20 months.  The $55.0 million of irrevocable stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2018, approximately $1.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at September 30, 2018 or June 30, 2018.

The Bank of Greene County has established unsecured lines of credit with Atlantic Community Bankers Bank and another financial institution for $6.0 million and $10.0 million, respectively. At September 30, 2018 and June 30, 2018, there were no balances outstanding on either of these lines of credit. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Community Bankers Bank for $7.5 million.  At September 30, 2018 and June 30, 2018, there were no balances outstanding on this line of credit. All of these lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.

Index
Scheduled maturities of long-term borrowings at September 30, 2018 were as follows:

(In thousands)
Within the twelve months ended September 30,
2019	$4,500
2020	6,000
2021	1,800
2022	4,850
$17,150

EQUITY

Shareholders’ equity increased to $99.6 million at September 30, 2018 from $96.2 million at June 30, 2018, resulting primarily from net income of $4.4 million, partially offset by dividends declared and paid of $854,000 and an increase in other accumulated comprehensive loss of $76,000.

Selected Equity Data:
	September 30, 2018	June 30, 2018
Shareholders’ equity to total assets, at end of period	8.39%	8.35%

Book value per share	$11.67	$11.27
Closing market price of common stock	$32.10	$33.90

	For the three months ended September 30,
	2018	2017
Average shareholders’ equity to average assets	8.49%	8.57%
Dividend payout ratio[1]	19.61%	23.78%
Actual dividends paid to net income[2]	19.50%	10.92%

[1]
The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.0% of the Company’s shares outstanding.

[2]
Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended September 30, 2017.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three months ended September 30, 2018 and 2017.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$725,143	$8,298	4.58%	$639,251	$7,059	4.42%
Securities[2]	398,867	2,640	2.65	328,888	1,989	2.42
Interest-bearing bank balances and federal funds	6,779	31	1.83	4,911	12	0.98
FHLB stock	3,313	28	3.38	1,986	29	5.84
Total interest-earning assets	1,134,102	10,997	3.88%	975,036	9,089	3.73%
Cash and due from banks	9,624			9,296
Allowance for loan losses	(12,116)			(11,066)
Other noninterest-earning assets	19,155			18,789
Total assets	$1,150,765			$992,055

Interest-Bearing Liabilities:
Savings and money market deposits	$342,998	$293	0.34%	$318,309	$256	0.32%
NOW deposits	499,699	641	0.51	412,856	463	0.45
Certificates of deposit	39,571	102	1.03	43,637	90	0.83
Borrowings	57,425	304	2.12	28,349	110	1.55
Total interest-bearing liabilities	939,693	1,340	0.57%	803,151	919	0.46%
Noninterest-bearing deposits	102,215			96,052
Other noninterest-bearing liabilities	11,110			7,801
Shareholders' equity	97,747			85,051
Total liabilities and equity	$1,150,765			$992,055

Net interest income		$9,657			$8,170
Net interest rate spread			3.31%			3.27%
Net earnings assets	$194,409			$171,885
Net interest margin			3.41%			3.35%
Average interest-earning assets to average interest-bearing liabilities	120.69			121.40

[1]	Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the three months ended September 30,
(Dollars in thousands)	2018	2017
Net interest income (GAAP)	$9,657	$8,170
Tax-equivalent adjustment(1)	473	647
Net interest income (fully taxable-equivalent)	$10,130	$8,817

Average interest-earning assets	$1,134,102	$975,036
Net interest margin (fully taxable-equivalent)	3.57%	3.62%

[1]
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% and 34% for federal income taxes and 3.98% and 3.32% for New York State income taxes for the period ended September 30, 2018 and 2017 respectively.

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

	Three months ended September 30, 2018 versus 2017
	Increase/(Decrease) Due To		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$976	$263	$1,239
Securities[2]	450	201	651
Interest-bearing bank balances and federal funds	6	13	19
FHLB stock	14	(15)	(1)
Total interest-earning assets	1,446	462	1,908

Interest-Bearing Liabilities:
Savings and money market deposits	20	17	37
NOW deposits	109	69	178
Certificates of deposit	(9)	21	12
Borrowings	143	51	194
Total interest-bearing liabilities	263	158	421
Net change in net interest income	$1,183	$304	$1,487

[1]	Calculated net of deferred loan fees, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.52% from 1.40% for the three months ended September 30, 2018 and 2017, respectively.  Annualized return on average equity increased to 17.92% for the three months ended September 30, 2018 as compared to 16.33% for the three months ended September 30, 2017.  The increase in return on average assets and average equity was primarily the result of an increase in net interest income resulting from growth in earning assets, resulting in higher net income.  Net income amounted to $4.4 million and $3.5 million for the three months ended September 30, 2018 and 2017, respectively.  Average assets increased $159.0 million, or 16.0%, to $1.2 billion for the three months ended September 30, 2018 as compared to $992.1 million for the three months ended September 30, 2017.  Average equity increased $12.6 million, or 14.8%, to $97.7 million for the three months ended September 30, 2018 as compared to $85.1 million for the three months ended September 30, 2017.

Index
INTEREST INCOME

Interest income amounted to $11.0 million for the three months ended September 30, 2018 as compared to $9.1 million for the three months ended September 30, 2017, an increase of $1.9 million, or 20.9%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the three months ended September 30, 2018 and 2017, which was complemented by an increase in the yield on loans during the September 30, 2018 quarter. Average loan balances increased $85.8 million and the yield on loans increased 16 basis points when comparing the three months ended September 30, 2018 and 2017.   Average securities increased $70.0 million and the yield on such securities increased 23 basis points when comparing the three months ended September 30, 2018 and 2017.

INTEREST EXPENSE

Interest expense amounted to $1.3 million for the three months ended September 30, 2018 as compared to $919,000 for the three months ended September 30, 2017, an increase of $421,000 or 45.8%.  Increases in the average balances on interest-bearing liabilities and an increase in the rate paid contributed to the increase in interest expense.  As illustrated in the rate/volume table, interest expense increased $263,000 due to a $136.5 million increase in the average balances on interest-bearing liabilities.  Interest expense also increased $158,000 due to an 11 basis point increase in the rate paid on interest-bearing liabilities to 0.57% for the three months ended September 30, 2018 compared to 0.46% for the three months ended September 30, 2017.  The average balance of NOW deposits grew by $86.8 million when comparing the three months ended September 30, 2018 and 2017. The average balance of savings and money market deposits increased $24.7 million and average balance of certificates of deposit decreased $4.1 million when comparing the three months ended September 30, 2018 and 2017. The average balance on borrowings increased $29.1 million, and the rate increased 57 basis points when comparing the three months ended September 30, 2018 and 2017.

NET INTEREST INCOME

Net interest income increased $1.5 million to $9.7 million for the three months ended September 30, 2018 from $8.2 million for the three months ended September 30, 2017.  Net interest spread increased four basis points to 3.31% as compared to 3.27% when comparing the three months ended September 30, 2018 and 2017, respectively.  Net interest margin increased six basis points to 3.41% for the three months ended September 30, 2018 as compared to 3.35% for the three months ended September 30, 2017.  The growth in average loan and securities balances, led to an increase in net interest income when comparing the three months ended September 30, 2018 and 2017.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.57% and 3.62% for the three months ended September 30, 2018 and 2017, respectively.  As a result of the enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) in December 2017, which permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the tax benefits derived from tax-exempt securities and loans is lower for the three months ended September 30, 2018 compared to September 30, 2017.  However, beginning January 1, 2018, pricing of tax-exempt securities and loan originations have been adjusted to reflect the change in the corporate tax rate, thereby producing a tax-equivalent yield on these securities and loans that are comparable to yields obtained on similar taxable investments.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $354,000 and $347,000 for the three months ended September 30, 2018 and 2017, respectively.  Net charge-offs amounted to $70,000 and $271,000 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $201,000.

Allowance for loan losses to total loans receivable was 1.67% at September 30, 2018, and 1.68% at June 30, 2018.  Nonperforming loans amounted to $3.4 million and $3.6 million at September 30, 2018 and June 30, 2018, respectively. At September 30, 2018 and June 30, 2018, respectively, nonperforming assets were 0.29% and 0.32% of total assets and nonperforming loans were 0.47% and 0.51% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

Index
NONINTEREST INCOME

	For the three months ended September 30,		Change from Prior Year
Noninterest income:	2018	2017	Amount	Percent
Service charges on deposit accounts	$1,037	$851	$186	21.86%
Debit card fees	640	566	74	13.07
Investment services	115	72	43	59.72
E-commerce fees	37	38	(1)	(2.63)
Other operating income	223	213	10	4.69
Total noninterest income	$2,052	$1,740	$312	17.93%

Noninterest income increased $312,000, or 17.9%, and totaled $2.0 million and $1.7 million for the three months ended September 30, 2018 and 2017. This increase was primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards, as well as increased monthly or transactional service charges on deposit accounts. Investment services income also increased during the period due to higher sales volume of investment products.

NONINTEREST EXPENSE

	For the three months ended September 30,		Change from Prior Year
Noninterest expense:	2018	2017	Amount	Percent
Salaries and employee benefits	$3,478	$2,882	$596	20.68%
Occupancy expense	402	356	46	12.92
Equipment and furniture expense	214	113	101	89.38
Service and data processing fees	495	487	8	1.64
Computer software, supplies and support	223	143	80	55.94
Advertising and promotion	120	55	65	118.18
FDIC insurance premiums	127	93	34	36.56
Legal and professional fees	329	231	98	42.42
Other	573	533	40	7.50
Total noninterest expense	$5,961	$4,893	$1,068	21.83%

Noninterest expense increased $1.1 million, or 21.8%, to $6.0 million for the three months ended September 30, 2018 as compared to $4.9 million for the three months ended September 30, 2017. This increase was primarily due to an increase in salaries and employee benefits expenses, resulting from additional staffing for the addition of two new branches located in Copake and Woodstock, New York. Staffing was also increased within our lending department, customer service center and investment center.  The increase is also due to costs associated with the opening of the newest branch in Woodstock, New York during the three months ended September 30, 2018, and an increase in professional fees.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 18.8% for the three months ended September 30, 2018, compared to 25.7% for the three months ended September 30, 2017.  The decrease in the effective tax rate for the three months ended September 30, 2018 is primarily the result of the impact of the enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) in December 2017.  The TCJA permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. The statutory tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

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

Index
The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at September 30, 2018:

(In thousands)	2018
Unfunded loan commitments	$36,487
Unused lines of credit	62,747
Total commitments	$99,234

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2018 and June 30, 2018.  Consolidated shareholders’ equity represented 8.4% of total assets at September 30, 2018 and at June 30, 2018.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Prompt Action		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required

As of September 30, 2018:

Total risk-based capital	$106,918	15.7%	$54,354	8.0%	$67,942	10.0%	7.737%	1.875%
Tier 1 risk-based capital	98,379	14.5	40,765	6.0	54,354	8.0	8.480	1.875
Common equity tier 1 capital	98,379	14.5	30,574	4.5	44,162	6.5	9.980	1.875
Tier 1 leverage ratio	98,379	8.6	45,942	4.0	57,428	5.0	4.565	1.875

As of June 30, 2018:

Total risk-based capital	$102,549	15.5%	$53,024	8.0%	$66,280	10.0%	7.472%	1.875%
Tier 1 risk-based capital	94,148	14.2	39,768	6.0	53,024	8.0	8.205	1.875
Common equity tier 1 capital	94,148	14.2	29,826	4.5	43,082	6.5	9.705	1.875
Tier 1 leverage ratio	94,148	8.2	45,789	4.0	57,236	5.0	4.225	1.875

Greene County Commercial Bank

As of September 30, 2018:

Total risk-based capital	$41,841	46.7%	$7,174	8.0%	$8,968	10.0%	38.656%	1.875%
Tier 1 risk-based capital	41,841	46.7	5,381	6.0	7,174	8.0	40,656	1.875
Common equity tier 1 capital	41,841	46.7	4,036	4.5	5,829	6.5	42,156	1.875
Tier 1 leverage ratio	41,841	10.1	16,571	4.0	20,713	5.0	6.100	1.875

As of June 30, 2018:

Total risk-based capital	$40,286	47.1%	$6,837	8.0%	$8,546	10.0%	39.139%	1.875%
Tier 1 risk-based capital	40,286	47.1	5,128	6.0	6,837	8.0	41.139	1.875
Common equity tier 1 capital	40,286	47.1	3,846	4.5	5,555	6.5	42.639	1.875
Tier 1 leverage ratio	40,286	9.1	17,747	4.0	22,184	5.0	5.080	1.875

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  November 8, 2018

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 8, 2018

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer