Form 10-Q
period 2018-12-31
GREENE COUNTY BANCORP INC
filed 2019-02-08
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

Registrant’s telephone number, including area code: (518) 943-2600

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

As of February 8, 2019, the registrant had 8,537,814 shares of common stock outstanding at $ 0.10 par value per share.

Index
GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At December 31, 2018 and June 30, 2018
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2018	June 30, 2018
Total cash and cash equivalents	$31,945	$26,504

Long term certificate of deposit	2,385	2,385
Securities available-for-sale, at fair value	107,192	120,806
Securities held-to-maturity, at amortized cost (fair value $278,344 at December 31, 2018; $274,177 at June 30, 2018)	276,939	274,550
Equity securities, at fair value	215	217
Federal Home Loan Bank stock, at cost	3,873	1,545

Loans	762,233	715,641
Allowance for loan losses	(12,673)	(12,024)
Unearned origination fees and costs, net	810	814
Net loans receivable	750,370	704,431

Premises and equipment	13,308	13,304
Accrued interest receivable	5,765	5,057
Foreclosed real estate	79	119
Prepaid expenses and other assets	3,215	2,560
Total assets	$1,195,286	$1,151,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$101,387	$102,694
Interest-bearing deposits	907,833	922,540
Total deposits	1,009,220	1,025,234

Borrowings from Federal Home Loan Bank, short-term	54,700	-
Borrowings from other banks, short-term	200	-
Borrowings from Federal Home Loan Bank, long-term	15,150	18,150
Accrued expenses and other liabilities	11,895	11,903
Total liabilities	1,091,165	1,055,287

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares; Outstanding - 8,537,814 shares	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	94,040	86,213
Accumulated other comprehensive loss	(1,520)	(1,623)
Treasury stock, at cost 73,526 shares	(277)	(277)
Total shareholders’ equity	104,121	96,191
Total liabilities and shareholders’ equity	$1,195,286	$1,151,478

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Six Months Ended December 31, 2018 and 2017
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Interest income:
Loans	$8,696	$7,287	$16,994	$14,346
Investment securities - taxable	217	163	411	328
Mortgage-backed securities	1,059	791	2,173	1,608
Investment securities - tax exempt	1,406	1,092	2,766	2,128
Interest-bearing deposits and federal funds sold	28	87	59	99
Total interest income	11,406	9,420	22,403	18,509

Interest expense:
Interest on deposits	1,271	867	2,307	1,676
Interest on borrowings	140	93	444	203
Total interest expense	1,411	960	2,751	1,879

Net interest income	9,995	8,460	19,652	16,630
Provision for loan losses	354	352	708	699
Net interest income after provision for loan losses	9,641	8,108	18,944	15,931

Noninterest income:
Service charges on deposit accounts	1,106	934	2,143	1,785
Debit card fees	685	591	1,325	1,157
Investment services	136	122	251	194
E-commerce fees	34	35	71	73
Other operating income	180	205	403	418
Total noninterest income	2,141	1,887	4,193	3,627

Noninterest expense:
Salaries and employee benefits	3,677	3,075	7,155	5,957
Occupancy expense	414	355	816	711
Equipment and furniture expense	127	158	341	271
Service and data processing fees	542	540	1,037	1,027
Computer software, supplies and support	200	162	423	305
Advertising and promotion	76	112	196	167
FDIC insurance premiums	100	93	227	186
Legal and professional fees	283	229	612	460
Other	828	588	1,401	1,121
Total noninterest expense	6,247	5,312	12,208	10,205

Income before provision for income taxes	5,535	4,683	10,929	9,353
Provision for income taxes	951	1,043	1,965	2,241
Net income	$4,584	$3,640	$8,964	$7,112

Basic earnings per share	$0.54	$0.43	$1.05	$0.84
Basic average shares outstanding	8,537,814	8,504,168	8,537,814	8,503,451
Diluted earnings per share	$0.54	$0.43	$1.05	$0.83
Diluted average shares outstanding	8,537,814	8,533,126	8,537,814	8,532,274
Dividends per share	$0.10	$0.0975	$0.20	$0.195

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended December 31, 2018 and 2017
(Unaudited)
(In thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Net Income	$4,584	$3,640	$8,964	$7,112
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net of income tax expense (benefit) of $104 and ($345), for the three months, and $77 and ($200), for the six months ended December 31, 2018 and 2017, respectively	293	(557)	217	(322)

Total other comprehensive income (loss), net of taxes	293	(557)	217	(322)

Comprehensive income	$4,877	$3,083	$9,181	$6,790

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2018 and 2017
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2017	$861	$10,990	$73,072	$(992)	$(410)	$83,521
Options exercised		10			15	25
Dividends declared			(763)			(763)
Net income			7,112			7,112
Other comprehensive loss, net of taxes				(322)		(322)
Balance at December 31, 2017	$861	$11,000	$79,421	$(1,314)	$(395)	$89,573

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2018	$861	$11,017	$86,213	$(1,623)	$(277)	$96,191
Impact of Adopting ASU 2016-01(1)			114	(114)		-
Dividends declared			(1,251)			(1,251)
Net income			8,964			8,964
Other comprehensive income, net of taxes				217		217
Balance at December 31, 2018	$861	$11,017	$94,040	$(1,520)	$(277)	$104,121

(1)	See Note 9 Impact of Recent Accounting Pronouncements – cumulative effect of change in measurement of equity securities.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017
Cash flows from operating activities:
Net Income	$8,964	$7,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	318	318
Deferred income tax benefit	(240)	(2,130)
Net amortization of premiums and discounts	119	385
Net amortization of deferred loan costs and fees	235	253
Provision for loan losses	708	699
Net loss on equity securities	2	-
Net loss (gain) on sale of foreclosed real estate	9	(53)
Net increase in accrued income taxes	155	3,376
Net increase in accrued interest receivable	(708)	(577)
Net increase in prepaid and other assets	(648)	(973)
Net (decrease) increase in other liabilities	(7)	351
Net cash provided by operating activities	8,907	8,761

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	56,351	30,543
Purchases of securities	(44,462)	(43,784)
Principal payments on securities	2,003	1,206
Securities held-to-maturity:
Proceeds from maturities	8,286	7,347
Purchases of securities	(27,916)	(31,015)
Principal payments on securities	17,138	8,001
Net (purchase) of Federal Home Loan Bank Stock	(2,328)	(357)
Maturity of long term certificate of deposit	-	250
Net increase in loans receivable	(46,916)	(40,729)
Proceeds from sale of foreclosed real estate	65	38
Purchases of premises and equipment	(322)	(202)
Net cash used by investing activities	(38,101)	(68,702)

Cash flows from financing activities
Net increase in short-term advances	54,900	13,400
Repayment of long-term FHLB advances	(3,000)	(2,500)
Payment of cash dividends	(1,251)	(763)
Proceeds from issuance of stock options	-	25
Net (decrease) increase in deposits	(16,014)	61,216
Net cash provided by financing activities	34,635	71,378

Net increase in cash and cash equivalents	5,441	11,437
Cash and cash equivalents at beginning of period	26,504	16,277
Cash and cash equivalents at end of period	$31,945	$27,714

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$34	$91
Cash paid during period for:
Interest	$2,693	$1,882
Income taxes	$2,049	$994

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Six Months Ended December 31, 2018 and 2017

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2018 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three and six months ended December 31, 2018 and 2017 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2018, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2019.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three and six months ended December 31, 2018.

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

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries, Bank of Greene County and Greene Risk Management, Inc.  Bank of Greene County has 15 full-service offices, an operations center and lending center located in its market area within the Hudson Valley Region of New York State.    Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene Risk Management, Inc. is a pooled captive insurance company, which provides additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.  Bank of Greene County also owns and operates two subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd. is a real estate investment trust, which holds mortgages and notes which were originated through and serviced by Bank of Greene County.

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

(4)	Securities

Securities at December 31, 2018 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,534	$15	$18	$5,531
State and political subdivisions	80,163	275	-	80,438
Mortgage-backed securities-residential	2,926	11	78	2,859
Mortgage-backed securities-multi-family	16,650	111	106	16,655
Corporate debt securities	1,766	-	57	1,709
Total securities available-for-sale	107,039	412	259	107,192
Securities held-to-maturity:
U.S. government sponsored enterprises	9,248	-	166	9,082
State and political subdivisions	142,854	3,194	422	145,626
Mortgage-backed securities-residential	5,256	43	1	5,298
Mortgage-backed securities-multi-family	116,810	173	1,394	115,589
Corporate debt securities	1,471	-	28	1,443
Other securities	1,300	11	5	1,306
Total securities held-to-maturity	276,939	3,421	2,016	278,344
Total securities	$383,978	$3,833	$2,275	$385,536

Index
Securities at June 30, 2018 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,543	$18	$30	$5,531
State and political subdivisions	92,052	204	1	92,255
Mortgage-backed securities-residential	3,332	13	98	3,247
Mortgage-backed securities-multi-family	18,249	64	244	18,069
Corporate debt securities	1,771	-	67	1,704
Total securities available-for-sale	120,947	299	440	120,806
Securities held-to-maturity:
U.S. government sponsored enterprises	9,245	-	278	8,967
State and political subdivisions	136,335	3,091	532	138,894
Mortgage-backed securities-residential	6,472	72	7	6,537
Mortgage-backed securities-multi-family	118,780	123	2,845	116,058
Corporate debt securities	1,466	11	9	1,468
Other securities	2,252	16	15	2,253
Total securities held-to-maturity	274,550	3,313	3,686	274,177
Total securities	$395,497	$3,612	$4,126	$394,983

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  At December 31, 2018, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$-	-	$982	$18	1	$982	$18	1
State and political subdivisions	-	-	-	-	-	-	-	-	-
Mortgage-backed securities-residential	1,023	65	2	1,171	13	2	2,194	78	4
Mortgage-backed securities-multi-family	1,733	8	1	6,338	98	3	8,071	106	4
Corporate debt securities	-	-	-	1,709	57	6	1,709	57	6
Total securities available-for-sale	2,756	73	3	10,200	186	12	12,956	259	15
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	-	9,082	166	2	9,082	166	2
State and political subdivisions	23,876	268	139	14,115	154	105	37,991	422	244
Mortgage-backed securities-residential	1,193	1	3	-	-	-	1,193	1	3
Mortgage-backed securities-multi-family	55,470	765	25	26,105	629	18	81,575	1,394	43
Corporate debt securities	1,444	28	2	-	-	-	1,444	28	2
Other securities	-	-	-	897	5	1	897	5	1
Total securities held-to-maturity	81,983	1,062	169	50,199	954	126	132,182	2,016	295
Total securities	$84,739	$1,135	172	$60,399	$1,140	138	$145,138	$2,275	310

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the three and six months ended December 31, 2018 or 2017. During the three and six months ended December 31, 2018 and 2017, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and six months ended December 31, 2018 and 2017.

Index
The estimated fair values of debt securities at December 31, 2018, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$80,415	$80,689
After one year through five years	4,534	4,549
After five years through ten years	2,514	2,440
After ten years	-	-
Total available-for-sale debt securities	87,463	87,678
Mortgage-backed securities	19,576	19,514
Total available-for-sale securities	107,039	107,192

Held-to-maturity debt securities
Within one year	27,070	27,217
After one year through five years	64,118	64,954
After five years through ten years	45,826	46,465
After ten years	17,859	18,821
Total held-to-maturity debt securities	154,873	157,457
Mortgage-backed securities	122,066	120,887
Total held-to-maturity securities	276,939	278,344
Total debt securities	$383,978	$385,536

At December 31, 2018 and June 30, 2018, respectively, securities with an aggregate fair value of $374.7 million and $383.0 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  At December 31, 2018 and June 30, 2018, securities with an aggregate fair value of $1.7 million were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the three and six months ended December 31, 2018 or 2017.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and six months ended December 31, 2018 or 2017.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at December 31, 2018 and June 30, 2018 are summarized as follows:

(In thousands)	December 31, 2018	June 30, 2018
Residential real estate:
Residential real estate	$268,463	$255,848
Residential construction and land	7,875	9,951
Multi-family	22,626	14,961
Commercial real estate:
Commercial real estate	300,725	283,935
Commercial construction	35,255	39,366
Consumer loan:
Home equity	22,413	21,919
Consumer installment	5,344	5,017
Commercial loans	99,532	84,644
Total gross loans	762,233	715,641
Allowance for loan losses	(12,673)	(12,024)
Deferred fees and costs	810	814
Loans receivable, net	$750,370	$704,431

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk. Consistent with regulatory guidelines, Bank of Greene County provides for the classification of loans considered being of lesser quality.  Such ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a full loss reserve and/or charge-off is not warranted. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”   Management also maintains a listing of loans designated “Watch.” These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk.

When Bank of Greene County classifies problem assets as either Substandard or Doubtful, it generally establishes a specific valuation allowance or “loss reserve” in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans.  When Bank of Greene County identifies problem loans as being impaired, it is required to evaluate whether the Bank will be able to collect all amounts due either through repayments or the liquidation of the underlying collateral.  If it is determined that impairment exists, the Bank is required either to establish a specific allowance for losses equal to the amount of impairment of the assets, or to charge-off such amount.  Bank of Greene County’s determination as to the classification of its loans and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  Bank of Greene County reviews its portfolio monthly to determine whether any assets require classification in accordance with applicable regulations.

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

Bank of Greene County’s primary lending activity historically has been the origination of residential mortgage loans, including home equity loans, which are collateralized by residences.   Generally, residential mortgage loans are made in amounts up to 89.9% of the appraised value of the property.  However, Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  In the event of default by the borrower, Bank of Greene County will acquire and liquidate the underlying collateral. By originating the loan at a loan-to-value ratio of 89.9% or less or obtaining private mortgage insurance, Bank of Greene County limits its risk of loss in the event of default.  However, the market values of the collateral may be adversely impacted by declines in the economy.  Home equity loans may have an additional inherent risk if Bank of Greene County does not hold the first mortgage.  Bank of Greene County may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

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

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans. In addition, consumer loans expand the products and services offered by Bank of Greene County to better meet the financial services needs of its customers.  Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the nature of the underlying collateral.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s personal financial stability.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be collateral-based, with loan amounts based on fixed loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.  Over the past few years, Bank of Greene County has shifted more focus on the origination of commercial loans including commercial real estate.  Bank of Greene County has also formed relationships with other community banks within our region to participate in larger commercial loan relationships.  These types of loans are generally considered to be riskier due to the size and complexity of the loan relationship.  By entering into a participation agreement with the other bank, Bank of Greene County can obtain the loan relationship while limiting its exposure to credit loss.  Management completes its due diligence in underwriting these loans and monitors the servicing of these loans.

Loan balances by internal credit quality indicator at December 31, 2018 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$265,419	$586	$87	$2,371	$268,463
Residential construction and land	7,875	-	-	-	7,875
Multi-family	20,420	140	1,985	81	22,626
Commercial real estate	289,948	766	8,516	1,495	300,725
Commercial construction	35,079	-	-	176	35,255
Home equity	21,535	-	-	878	22,413
Consumer installment	5,314	7	-	23	5,344
Commercial loans	98,285	153	509	585	99,532
Total gross loans	$743,875	$1,652	$11,097	$5,609	$762,233

Index
Loan balances by internal credit quality indicator at June 30, 2018 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$252,811	$577	$88	$2,372	$255,848
Residential construction and land	9,951	-	-	-	9,951
Multi-family	12,743	-	2,132	86	14,961
Commercial real estate	273,077	317	8,994	1,547	283,935
Commercial construction	39,190	-	-	176	39,366
Home equity	21,170	128	-	621	21,919
Consumer installment	4,969	30	-	18	5,017
Commercial loans	83,148	195	457	844	84,644
Total gross loans	$697,059	$1,247	$11,671	$5,664	$715,641

The Company had no loans classified doubtful or loss at December 31, 2018 or June 30, 2018.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2018 and June 30, 2018. Loans on nonaccrual status totaled $3.6 million at December 31, 2018 of which $2.1 million were in the process of foreclosure. At December 31, 2018, there were 12 residential loans in the process of foreclosure totaling $1.5 million.  Included in nonaccrual loans were $1.1 million of loans which were less than 90 days past due at December 31, 2018, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $3.5 million at June 30, 2018 of which $1.9 million were in the process of foreclosure.  At June 30, 2018, there were 11 residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.3 million of loans which were less than 90 days past due at June 30, 2018, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans at December 31, 2018:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$2,819	$789	$1,084	$4,692	$263,771	$268,463	$1,843
Residential construction and land	-	-	-	-	7,875	7,875	-
Multi-family	-	140	-	140	22,486	22,626	-
Commercial real estate	1,728	934	710	3,372	297,353	300,725	1,247
Commercial construction	-	-	-	-	35,255	35,255	-
Home equity	21	149	265	435	21,978	22,413	414
Consumer installment	51	7	15	73	5,271	5,344	23
Commercial loans	601	153	-	754	98,778	99,532	87
Total gross loans	$5,220	$2,172	$2,074	$9,466	$752,767	$762,233	$3,614

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2018:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$1,617	$458	$1,211	$3,286	$252,562	$255,848	$1,778
Residential construction and land	-	-	-	-	9,951	9,951	-
Multi-family	-	-	-	-	14,961	14,961	-
Commercial real estate	1,568	487	568	2,623	281,312	283,935	1,147
Commercial construction	-	-	-	-	39,366	39,366	-
Home equity	38	128	299	465	21,454	21,919	298
Consumer installment	3	30	8	41	4,976	5,017	18
Commercial loans	250	195	182	627	84,017	84,644	276
Total gross loans	$3,476	$1,298	$2,268	$7,042	$708,599	$715,641	$3,517

Bank of Greene County had no accruing loans delinquent more than 90 days at December 31, 2018 and $62,000 at June 30, 2018, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three and six months ended December 31:

	For the three months ended December 31,		For the six months ended December 31
(In thousands)	2018	2017	2018	2017
Interest income that would have been recorded if loans had been performing in accordance with original terms	$58	$59	$129	$137
Interest income that was recorded on nonaccrual loans	23	31	55	65

Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are reviewed individually and considered impaired if it is probable that Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.  Loans that have been modified as a troubled debt restructuring are included in impaired loans.  The measurement of impairment is generally based on the discounted cash flows based on the original rate of the loan before the restructuring, unless it is determined that the restructured loan is collateral dependent.  If the restructured loan is deemed to be collateral dependent, impairment is based on the fair value of the underlying collateral.

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of December 31, 2018			For the three months ended December 31, 2018		For the six months ended December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$280	$280	$-	$158	$-	$83	$3
Commercial real estate	1,141	1,141	-	1,145	7	970	15
Home equity	309	309	-	309	-	266	-
Commercial loans	152	152	-	153	-	155	-
Impaired loans with no allowance	1,882	1,882	-	1,765	7	1,474	18

With an allowance recorded:
Residential real estate	1,570	1,570	221	1,614	13	1,757	36
Commercial real estate	-	-	-	-	-	182	-
Commercial construction	176	176	34	176	-	176	-
Home equity	351	351	59	321	5	327	9
Commercial loans	131	131	42	44	-	22	-
Impaired loans with allowance	2,228	2,228	356	2,155	18	2,464	45

Total impaired:
Residential real estate	1,850	1,850	221	1,772	13	1,840	39
Commercial real estate	1,141	1,141	-	1,145	7	1,152	15
Commercial construction	176	176	34	176	-	176	-
Home equity	660	660	59	630	5	593	9
Commercial loans	283	283	42	197	-	177	-
Total impaired loans	$4,110	$4,110	$356	$3,920	$25	$3,938	$63

	As of June 30, 2018			For the three months ended December 31, 2017		For the six months ended December 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$22	$22	$-	$-	$-	$-	$-
Commercial real estate	799	799	-	803	7	805	15
Home equity	181	181	-	181	-	182	-
Commercial loans	347	347	-	361	-	303	-
Impaired loans with no allowance	1,349	1,349	-	1,345	7	1,290	15

With an allowance recorded:
Residential real estate	1,922	1,922	332	1,668	15	1,602	26
Commercial real estate	379	379	60	418	-	424	-
Commercial construction	176	176	29	176	-	176	-
Home equity	322	322	61	324	5	324	8
Impaired loans with allowance	2,799	2,799	482	2,586	20	2,526	34

Total impaired:
Residential real estate	1,944	1,944	332	1,668	15	1,602	26
Commercial real estate	1,178	1,178	60	1,221	7	1,229	15
Commercial construction	176	176	29	176	-	176	-
Home equity	503	503	61	505	5	506	8
Commercial loans	347	347	-	361	-	303	-
Total impaired loans	$4,148	$4,148	$482	$3,931	$27	$3,816	$49

Index
The table below details loans that have been modified as a troubled debt restructuring during the six months ended December 31, 2018 or 2017.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
December 31, 2018
Commercial loans	1	$127	$131	$131

December 31, 2017
Home equity	1	$325	$325	$324

During the six months ended December 31, 2018 and 2017 one commercial loan and one home equity loan were modified by extending the term and reducing the interest rates on these loans.  There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2018 or 2017 which have subsequently defaulted during the three and six months ended December 31, 2018 or 2017, respectively.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review Bank of Greene County’s allowance for loan losses.  Such agencies may require Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Bank of Greene County considers smaller balance residential mortgages, home equity loans, commercial loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential, commercial mortgage and business loans are viewed individually and considered impaired if it is probable that Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.   For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated.

The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	Activity for the three months ended December 31, 2018
(In thousands)	Balance at September 30, 2018	Charge-offs	Recoveries	Provision	Balance at December 31, 2018
Residential real estate	$2,108	$75	$-	$37	$2,070
Residential construction and land	116	-	-	(23)	93
Multi-family	171	-	-	9	180
Commercial real estate	6,023	-	-	159	6,182
Commercial construction	957	-	-	(81)	876
Home equity	317	-	-	5	322
Consumer installment	229	89	22	128	290
Commercial loans	2,133	-	153	95	2,381
Unallocated	254	-	-	25	279
Total	$12,308	$164	$175	$354	$12,673

Index
	Activity for the six months ended December 31, 2018
(In thousands)	Balance at June 30, 2018	Charge-offs	Recoveries	Provision	Balance at December 31, 2018
Residential real estate	$2,116	$96	$13	$37	$2,070
Residential construction and land	114	-	-	(21)	93
Multi-family	162	-	-	18	180
Commercial real estate	5,979	-	-	203	6,182
Commercial construction	950	-	-	(74)	876
Home equity	317	-	-	5	322
Consumer installment	224	188	59	195	290
Commercial loans	2,128	-	153	100	2,381
Unallocated	34	-	-	245	279
Total	$12,024	$284	$225	$708	$12,673

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At December 31, 2018 Impairment Analysis		Ending Balance At December 31, 2018 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$221	$1,849	$1,850	$266,613
Residential construction and land	-	93	-	7,875
Multi-family	-	180	-	22,626
Commercial real estate	-	6,182	1,141	299,584
Commercial construction	34	842	176	35,079
Home equity	59	263	660	21,753
Consumer installment	-	290	-	5,344
Commercial loans	42	2,339	283	99,249
Unallocated	-	279	-	-
Total	$356	$12,317	$4,110	$758,123

	Activity for the three months ended December 31, 2017
(In thousands)	Balance at September 30, 2017	Charge-offs	Recoveries	Provision	Balance at December 31, 2017
Residential real estate	$2,076	$27	$-	$50	$2,099
Residential construction and land	93	-	-	(7)	86
Multi-family	76	-	-	19	95
Commercial real estate	5,759	-	-	145	5,904
Commercial construction	750	-	-	(147)	603
Home equity	315	-	-	(3)	312
Consumer installment	203	89	18	120	252
Commercial loans	1,748	-	-	253	2,001
Unallocated	78	-	-	(78)	-
Total	$11,098	$116	$18	$352	$11,352

Index
	Activity for the six months ended December 31, 2017
(In thousands)	Balance at June 30, 2017	Charge-offs	Recoveries	Provision	Balance at December 31, 2017
Residential real estate	$2,289	$71	$-	$(119)	$2,099
Residential construction and land	89	-	-	(3)	86
Multi-family	43	-	-	52	95
Commercial real estate	5,589	-	-	315	5,904
Commercial construction	687	-	-	(84)	603
Home equity	234	-	-	78	312
Consumer installment	231	177	36	162	252
Commercial loans	1,680	157	-	478	2,001
Unallocated	180	-	-	(180)	-
Total	$11,022	$405	$36	$699	$11,352

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At June 30, 2018 Impairment Analysis		Ending Balance At June 30, 2018 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$332	$1,784	$1,944	$253,904
Residential construction and land	-	114	-	9,951
Multi-family	-	162	-	14,961
Commercial real estate	60	5,919	1,178	282,757
Commercial construction	29	921	176	39,190
Home equity	61	256	503	21,416
Consumer installment	-	224	-	5,017
Commercial loans	-	2,128	347	84,297
Unallocated	-	34	-	-
Total	$482	$11,542	$4,148	$711,493

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at December 31, 2018 and June 30, 2018:

(in thousands)	December 31, 2018	June 30, 2018
Residential real estate	$79	$119
Total foreclosed real estate	$79	$119

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at December 31, 2018 and June 30, 2018 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$5,531	$-	$5,531	$-
State and political subdivisions	80,438	-	80,438	-
Mortgage-backed securities-residential	2,859	-	2,859	-
Mortgage-backed securities-multi-family	16,655	-	16,655	-
Corporate debt securities	1,709	1,709	-	-
Securities available-for-sale	107,192	$1,709	$105,483	-
Equity securities	215	215	-	-
Total securities measured at fair value	$107,407	$1,924	$105,483	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$5,531	$-	$5,531	$-
State and political subdivisions	92,255	-	92,255	-
Mortgage-backed securities-residential	3,247	-	3,247	-
Mortgage-backed securities-multi-family	18,069	-	18,069	-
Corporate debt securities	1,704	1,704	-	-
Securities available-for-sale	$120,806	$1,704	$119,102	$-
Equity securities	217	217	-	-
Total securities measured at fair value	$121,023	$1,921	$119,102	$-

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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Impaired loans	$2,228	$356	$1,872	$-	$-	$1,872
Foreclosed real estate	79	-	79	-	-	79

June 30, 2018
Impaired loans	$2,799	$482	$2,317	$-	$-	$2,317
Foreclosed real estate	119	-	119	-	-	119

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2018
Impaired Loans	$1,223	Appraisal of collateral(1)	Appraisal adjustments(2)	26.58%-31.00%	28.50%
			Liquidation expenses(3)	4.14%-4.41%	4.29%
	649	Discounted cash flow	Discount rate	4.19%-8.66%	6.06%
Foreclosed real estate	79	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00-0.00%	0.00%
			Liquidation expenses(3)	8.99%-8.99%	8.99%
June 30, 2018
Impaired loans	$1,687	Appraisal of collateral(1)	Appraisal adjustments(2)	26.58%-31.00%	28.17%
			Liquidation expenses(3)	4.14%-7.26%	5.07%
	630	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	119	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.99%-11.78%	9.92%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

Index
The carrying amounts reported in the statements of financial condition for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” requires that, effective for the periods ended after June 30, 2018, the fair value for loans must be disclosed using the “exit price” notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank long term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.  The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2018 and June 30, 2018, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	December 31, 2018		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$31,945	$31,945	$31,945	$-	$-
Long term certificate of deposit	2,385	2,385	2,385	-	-
Securities available-for-sale	107,192	107,192	1,709	105,483	-
Securities held-to-maturity	276,939	278,344	-	278,344	-
Equity securities	215	215	215	-
Federal Home Loan Bank stock	3,873	3,873	-	3,873	-
Net loans	750,370	737,046	-	-	737,046
Accrued interest receivable	5,765	5,765	-	5,765	-
Deposits	1,009,220	1,009,216	-	1,009,216	-
Borrowings	70,050	69,824	-	69,824	-
Accrued interest payable	146	146	-	146	-

(In thousands)	June 30, 2018		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$26,504	$26,504	$26,504	$-	$-
Long term certificate of deposit	2,385	2,385	2,385	-	-
Securities available-for-sale	120,806	120,806	1,704	119,102	-
Securities held-to-maturity	274,550	274,177	-	274,177	-
Equity securities	217	217	217	-	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Net loans	704,431	698,879	-	-	698,879
Accrued interest receivable	5,057	5,057	-	5,057	-
Deposits	1,025,234	1,025,302	-	1,025,302	-
Borrowings	18,150	17,755	-	17,755	-
Accrued interest payable	88	88	-	88	-

Index
(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three and six months ended December 31, 2018 and 2017.

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017

Net Income	$4,584,000	$3,640,000	$8,964,000	$7,112,000
Weighted Average Shares – Basic	8,537,814	8,504,168	8,537,814	8,503,451
Effect of Dilutive Stock Options	-	28,958	-	28,823
Weighted Average Shares - Dilute	8,537,814	8,533,126	8,537,814	8,532,274

Earnings per share - Basic	$0.54	$0.43	$1.05	$0.84
Earnings per share - Diluted	$0.54	$0.43	$1.05	$0.83

(8)	Dividends

On October 16, 2018, the Board of Directors declared a cash dividend for the quarter ended September 30, 2018 of $0.10 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.40 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of November 15, 2018, and was paid on November 30, 2018.  The MHC waived its receipt of this dividend.

(9)	Impact of Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The following accounting standards have been adopted in the first quarter of the fiscal year ending June 30, 2019:

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

On July 1, 2018, Greene County Bancorp, Inc. adopted ASU 2016-01 amending guidance on “Financial Instruments (Subtopic 825-10)”.  This amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  These amendments require equity securities to be measured at fair value with changes in the fair value to be recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. As of June 30, 2018, the Company had several small equity investments with a cost of $62,000 and a fair value of $217,000.  On July 1, 2018, the Company recorded a cumulative-effect adjustment to increase retained earnings in the amount of $114,000 representing the unrealized gain, net of tax, on these equity securities.  Changes in fair value during the three and six months ended December 31, 2018 have been recognized in net income.  ASU 2016-01 also emphasized the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans as part of adopting this standard. See Note 6. Fair Value Measurements and Fair Value of Financial Instruments for further information.

Index
On July 1, 2018, Greene County Bancorp, Inc. adopted ASU 2017-07 amending guidance on “Compensation - Retirement Benefits (Topic 715)” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described.  If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  Prior to adoption of this update, the Company presented all components of net periodic pension cost in “salaries and employee benefits” on its income statement.  The Company is presenting all components of net period pension cost in “other expense” for the three and six months ended December 31, 2018 and 2017, as the Company’s defined pension plan does not have a service cost component since the plan was frozen in 2006.  Further details regarding the Company’s net periodic pension cost are provided in Note 10 to these Unaudited Consolidated Financial Statements.
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

Index
Accounting Pronouncements to be adopted in future periods

In February 2016, the FASB issued an Update (ASU 2016-02) to its guidance on “Leases (Topic 842)”.  The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU will result in a gross up of the Consolidated Statements of Financial Condition for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02.   In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC), Leases (Topic 842), to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which addresses issues related to (1) sales tax and similar taxes collected from lessees, (2) certain lessor costs, and (3) recognition of variable payments for contracts with lease and non-lease components. The Company is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations. Branch building leases have been reviewed and are considered immaterial to the financial statements; there are no equipment leases to consider.

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13. The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this Update.  At this time, we have not calculated the estimated impact that this Update will have on our Allowance for Loan Losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance.  A vendor has been selected and alternative methodologies are currently being considered.  Data requirements and integrity are being reviewed and enhancements incorporated into standard processes.  The Company is in the early stages of evaluation and implementation of the guidance.

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

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and six months ended December 31, 2018 and 2017 were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2018	2017	2018	2017
Interest cost	$54	$55	$108	$110
Expected return on plan assets	(59)	(62)	(118)	(124)
Amortization of net loss	35	42	70	84
Net periodic pension cost	$30	$35	$60	$70

The Company made a contribution of $230,000 to the defined benefit pension plan during the three and six months ended December 31, 2018.  It does not anticipate that it will make any additional contributions to the defined benefit pension plan during the remainder of fiscal 2019.

SERP

The Board of Directors of Bank of Greene County adopted Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP Plan is intended to provide a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”).  The SERP Plan is more fully described in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2018.

The net periodic pension costs related to the SERP Plan for the three and six months ended December 31, 2018 were $163,000 and $322,000, respectively, and for the three and six months ended December 31, 2017 were $107,000 and $208,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $4.3 million and $3.9 million at December 31, 2018 and June 30, 2018, respectively, and is included in accrued expenses and other liabilities.  The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

(11)	Stock-Based Compensation

Stock Option Plan

The Company’s 2008 Option Plan expired on August 19, 2018. All options were exercised prior to June 30, 2018.  A summary of the Company’s stock option activity and related information for this option plan for the six months ended December 31, 2017 was as follows:
	December 31, 2017
	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	37,770	$6.25
Exercised	(4,000)	$6.25
Outstanding and exercisable at period end	33,770	$6.25

The intrinsic value of options both outstanding and exercisable was $890,000 at December 31, 2017.  The total intrinsic value of the options exercised during the three and six months ended December 31, 2017 was approximately $80,000 and $103,000, respectively. There were no stock options granted during the six months ended December 31, 2017.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and six months ended December 31, 2018 and 2017 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Number of options outstanding, beginning of fiscal year	1,742,100	2,113,920	1,634,160	1,522,720
Options Granted	-	-	592,700	594,200
Options Forfeited	-	(27,000)	-	(27,000)
Options Paid in Cash	-	(452,760)	(484,760)	(455,760)
Number of options outstanding, end of period	1,742,100	1,634,160	1,742,100	1,634,160

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2018	2017	2018	2017
Cash paid out on options vested	$-	$1,184	$1,704	$1,187
Compensation costs recognized	695	460	1,211	820

The total liability for the Plan was $2.5 million and $3.0 million at December 31, 2018 and June 30, 2018, respectively, and is included in accrued expenses and other liabilities.

(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss for the three and six months ended December 31, 2018 and 2017 are presented in the following table:

Activity for the three months ended December 31, 2018 and 2017

(In thousands)	Unrealized gain (losses) on securities available-for-sale	Pension benefits	Total
Balance at September 30, 2017	$847	$(1,604)	$(757)
Other comprehensive loss before reclassification	(557)	-	(557)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Other comprehensive loss for the three months ended December 31, 2017	(557)	-	(557)
Balance at December 31, 2017	$290	$(1,604)	$(1,314)

Balance at September 30, 2018	$(180)	$(1,633)	$(1,813)
Other comprehensive income before reclassification	293	-	293
Amounts reclassified from accumulated other comprehensive income	-	-	-
Other comprehensive income for the three months ended December 31, 2018	293	-	293
Reclassification for change in accounting(1)	-	-	-
Balance at December 31, 2018	$113	$(1,633)	$(1,520)

Index
Activity for the six months ended December 31, 2018 and 2017

(In thousands)	Unrealized gain (losses) on securities available-for-sale	Pension benefits	Total
Balance at June 30, 2017	$612	$(1,604)	$(992)
Other comprehensive loss before reclassification	(322)	-	(322)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Other comprehensive loss for the six months ended December 31, 2017	(322)	-	(322)
Balance at December 31, 2017	$290	$(1,604)	$(1,314)

Balance at June 30, 2018	$10	$(1,633)	$(1,623)
Other comprehensive income before reclassification	217	-	217
Amounts reclassified from accumulated other comprehensive income	-	-	-
Other comprehensive income for the six months ended December 31, 2018	217	-	217
Reclassification for change in accounting(1)	(114)	-	(114)
Balance at December 31, 2018	$113	$(1,633)	$(1,520)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

(13)	Revenue from Contracts with Customers

The majority of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following table presents revenues subject to ASC 606 for the three and six months ended December 31, 2018 and 2017, respectively.

	For the three months ended December 31,		For the six months ended December 31,
(In thousands)	2018	2017	2018	2017
Service charges on deposit accounts
Insufficient funds fees	$996	$840	$1,926	$1,600
Deposit related fees	41	40	78	78
ATM/point of sale fees	69	54	139	107
Total service charges	1,106	934	2,143	1,785
Interchange fee income
Debit card interchange fees	685	591	1,325	1,157
E-commerce fee income
E-commerce fees	34	35	71	73
Investment services income
Investment services	136	122	251	194
Sales of assets
Net (loss) gain on sale of foreclosed real estate	-	91	(9)	54

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which included services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are recognized at the time the maintenance occurs. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Debit Card Interchange Fee Income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa DPS payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to cardholder.

Index
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

On January 15, 2019, the Board of Directors declared a cash dividend for the quarter ended December 31, 2018 of $0.10 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.40 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 15, 2019, and will be paid on February 28, 2019.  The MHC intends to waive its receipt of this dividend.

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
(d)	monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
(e)	changes in the quality or composition of Bank of Greene County’s loan portfolio or the consolidated investment portfolios of Bank of Greene County and Greene County Bancorp, Inc.,
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

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as disclosures based on that tabular presentation, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution’s net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing one financial institution’s net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time. While we present net interest income and net interest margin utilizing GAAP measures (no tax-equivalent adjustments) as a component of the tabular presentation within our disclosures, we do provide as supplemental information net interest income and net interest margin on a tax-equivalent basis.

Index
Comparison of Financial Condition at December 31, 2018 and June 30, 2018

ASSETS

Total assets of the Company were $1.2 billion at December 31, 2018 and at June 30, 2018, an increase of $43.8 million, or 3.8%.  Securities available-for-sale and held-to-maturity amounted to $384.1 million at December 31, 2018 as compared to $395.4 million at June 30, 2018, a decrease of $11.3 million, or 2.9%.   Net loans grew by $46.0 million, or 6.5%, to $750.4 million at December 31, 2018 as compared to $704.4 million at June 30, 2018.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $5.4 million to $31.9 million at December 31, 2018 from $26.5 million at June 30, 2018.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity decreased $11.3 million, or 2.9%, to $384.1 million at December 31, 2018 as compared to $395.4 million at June 30, 2018.  Securities purchases totaled $72.4 million during the six months ended December 31, 2018 and consisted of $59.4 million of state and political subdivision securities and $13.0 million of mortgage-backed securities. Principal pay-downs and maturities during the six months ended December 31, 2018 amounted to $83.8 million, of which $19.2 million were mortgage-backed securities, and $64.6 million were state and political subdivision securities. At December 31, 2018, 58.1% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	December 31, 2018		June 30, 2018
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$5,531	1.4%	$5,531	1.4%
State and political subdivisions	80,438	20.9	92,255	23.4
Mortgage-backed securities-residential	2,859	0.8	3,247	0.8
Mortgage-backed securities-multifamily	16,655	4.4	18,069	4.6
Corporate debt securities	1,709	0.4	1,704	0.4
Total securities available-for-sale	107,192	27.9	120,806	30.6
Securities held-to-maturity:
U.S. government sponsored enterprises	9,248	2.4	9,245	2.3
State and political subdivisions	142,854	37.2	136,335	34.5
Mortgage-backed securities-residential	5,256	1.4	6,472	1.6
Mortgage-backed securities-multifamily	116,810	30.4	118,780	30.0
Corporate debt securities	1,471	0.4	1,466	0.4
Other securities	1,300	0.3	2,252	0.6
Total securities held-to-maturity	276,939	72.1	274,550	69.4
Total securities	$384,131	100.0%	$395,356	100.0%

LOANS

Net loans receivable increased $46.0 million, or 6.5%, to $750.4 million at December 31, 2018 from $704.4 million at June 30, 2018.  The loan growth experienced during the six months ended December 31, 2018 consisted primarily of $16.8 million in commercial real estate loans, $14.9 million in commercial loans, $12.6 million in residential real estate loans, and $7.7 million in multi-family real estate loans.  This growth was partially offset by a decrease in construction loans (both residential and nonresidential) of $6.1 million.  The Company continues to experience loan growth as a result of continued growth in customer base within its newest markets in Ulster and Columbia counties, and its relationships with other financial institutions in originating loan participations. We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	December 31, 2018		June 30, 2018
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$268,463	35.2%	$255,848	35.7%
Residential construction and land	7,875	1.0	9,951	1.4
Multi-family	22,626	3.0	14,961	2.1
Commercial real estate	300,725	39.5	283,935	39.7
Commercial construction	35,255	4.6	39,366	5.5
Home equity	22,413	2.9	21,919	3.1
Consumer installment	5,344	0.7	5,017	0.7
Commercial loans	99,532	13.1	84,644	11.8
Total gross loans	762,233	100.0%	715,641	100.0%
Allowance for loan losses	(12,673)		(12,024)
Deferred fees and costs	810		814
Total net loans	$750,370		$704,431

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review Bank of Greene County’s allowance for loan losses.  Such agencies may require Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  Bank of Greene County considers smaller balance residential mortgages, home equity loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential and commercial mortgage and business loans are viewed individually and considered impaired if it is probable that Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral. Bank of Greene County charges loans off against the allowance for loan losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.  For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.

Index
Analysis of allowance for loan losses activity

	At or for the six months ended December 31,
(Dollars in thousands)	2018	2017
Balance at the beginning of the period	$12,024	$11,022
Charge-offs:
Residential real estate	96	71
Consumer installment	188	177
Commercial loans	-	157
Total loans charged off	284	405

Recoveries:
Residential real estate	13	-
Consumer installment	59	36
Commercial loans	153	-
Total recoveries	225	36

Net charge-offs	59	369

Provisions charged to operations	708	699
Balance at the end of the period	$12,673	$11,352

Net charge-offs to average loans outstanding (annualized)	0.02%	0.12%
Net charge-offs to nonperforming assets (annualized)	3.20%	16.16%
Allowance for loan losses to nonperforming loans	350.66%	309.91%
Allowance for loan losses to total loans receivable	1.66%	1.68%

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

Generally, management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.  The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are viewed individually and considered impaired if it is probable that Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of Bank of Greene County loans, including most nonaccrual loans, are small homogenous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset.

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	December 31, 2018	June 30, 2018
Nonaccruing loans:
Residential real estate	$1,843	$1,778
Commercial real estate	1,247	1,147
Home equity	414	298
Consumer installment	23	18
Commercial	87	276
Total nonaccruing loans	3,614	3,517
90 days & accruing
Residential real estate	-	62
Total 90 days & accruing	-	62
Total nonperforming loans	3,614	3,579
Foreclosed real estate:
Residential real estate	79	119
Total foreclosed real estate	79	119
Total nonperforming assets	$3,693	$3,698

Troubled debt restructuring:
Nonperforming (included above)	$762	$774
Performing (accruing and excluded above)	1,675	1,557

Total nonperforming assets as a percentage of total assets	0.31%	0.32%
Total nonperforming loans to net loans	0.48%	0.51%

The table below details additional information related to nonaccrual loans for the three and six months ended December 31:

	For the three months ended December 31,		For the six months ended December 31
(In thousands)	2018	2017	2018	2017
Interest income that would have been recorded if loans had been performing in accordance with original terms	$58	$59	$129	$137
Interest income that was recorded on nonaccrual loans	23	31	55	65

Nonperforming assets amounted to $3.7 million at December 31, 2018 and June 30, 2018. Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2018 and June 30, 2018.  Loans on nonaccrual status totaled $3.6 million at December 31, 2018 of which $2.1 million were in the process of foreclosure. At December 31, 2018, there were 12 residential loans in the process of foreclosure totaling $1.5 million.  Included in nonaccrual loans were $1.1 million of loans which were less than 90 days past due at December 31, 2018, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $3.5 million at June 30, 2018 of which $1.9 million were in the process of foreclosure.  At June 30, 2018, there were 11 residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.3 million of loans which were less than 90 days past due at June 30, 2018, but have a recent history of delinquency greater than 90 days past due.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans at December 31, 2018 and June 30, 2018:

(In thousands)	December 31, 2018	June 30, 2018
Balance of impaired loans, with a valuation allowance	$2,228	$2,799
Allowances relating to impaired loans included in allowance for loan losses	356	482
Balance of impaired loans, without a valuation allowance	1,882	1,349
Total impaired loans	4,110	4,148

	For the three months ended December 31,		For the six months ended December 31,
(In thousands)	2018	2017	2018	2017
Average balance of impaired loans for the periods ended	$3,920	$3,931	$3,938	$3,816
Interest income recorded on impaired loans during the periods ended	25	27	63	49

DEPOSITS

Deposits totaled $1.0 billion at December 31, 2018 and at June 30, 2018, a decrease of $16.0 million, or 1.6%. Certificates of deposits increased $6.5 million, or 12.7%, and NOW deposits increased $5.7 million, or 1.1%, when comparing December 31, 2018 and June 30, 2018.  These increases were offset by a decrease in money market deposits of $25.4 million, or 19.0%, a decrease in savings deposits of $1.5 million, or 0.7%, and a decrease in noninterest-bearing deposits of $1.3 million, or 1.3%, when comparing December 31, 2018 and June 30, 2018. These decreases are primarily the result of normal fluctuations in municipal deposits which have been partially offset by an increase in retail and commercial deposits as the Company continues to expand into its newest markets.  Included within certificates of deposits at December 31, 2018 and June 30, 2018 were $22.0 million and $15.0 million, respectively, in brokered certificates of deposit.

(In thousands)	December 31, 2018	Percentage of Portfolio	June 30, 2018	Percentage of Portfolio
Noninterest-bearing deposits	$101,387	10.1%	$102,694	10.0%
Certificates of deposit	57,852	5.7	51,317	5.0
Savings deposits	214,623	21.3	216,103	21.1
Money market deposits	108,320	10.7	133,753	13.0
NOW deposits	527,038	52.2	521,367	50.9
Total deposits	$1,009,220	100.0%	$1,025,234	100.0%

BORROWINGS

At December 31, 2018, Bank of Greene County had pledged approximately $299.4 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $238.1 million at December 31, 2018, of which $69.9 million in borrowings and $55.0 million in irrevocable stand-by letters of credit were outstanding at December 31, 2018.  There were $54.7 million of short-term or overnight borrowings outstanding at December 31, 2018, compared to no short-term or overnight borrowings at June 30, 2018.  The increase in short-term borrowings is the result of the continued growth in earning assets and the decrease in deposit, as discussed above.  The $15.2 million consisted of long-term fixed rate advances with a weighted average rate of 1.62% and a weighted average maturity of 20 months.  The $55.0 million of irrevocable stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At December 31, 2018, approximately $1.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2018 or June 30, 2018.

Bank of Greene County has established unsecured lines of credit with Atlantic Community Bankers Bank and another financial institution for $6.0 million and $10.0 million, respectively. At December 31, 2018 and June 30, 2018, there were no balances outstanding on either of these lines of credit. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Community Bankers Bank for $7.5 million.  At December 31, 2018 there was $200,000 outstanding, and at June 30, 2018, there were no balances outstanding on this line of credit. All of these lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.

Index
Scheduled maturities of long-term borrowings at December 31, 2018 were as follows:

(In thousands)
Within the twelve months ended December 31,
2019	$3,500
2020	6,500
2021	2,950
2022	2,200
$15,150

EQUITY

Shareholders’ equity increased to $104.1 million at December 31, 2018 from $96.2 million at June 30, 2018, resulting primarily from net income of $9.0 million, partially offset by dividends declared and paid of $1.3 million and a decrease in other accumulated comprehensive loss of $217,000.

Selected Equity Data:
	December 31, 2018	June 30, 2018
Shareholders’ equity to total assets, at end of period	8.71%	8.35%

Book value per share	$12.20	$11.27
Closing market price of common stock	$31.12	$33.90

	For the six months ended December 31,
	2018	2017
Average shareholders’ equity to average assets	8.60%	8.49%
Dividend payout ratio[1]	19.05%	23.21%
Actual dividends paid to net income[2]	13.96%	10.73%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.0% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended December 31, 2018 and the three and six months ended December 31, 2017.  Dividends declared during the three months ended September 30, 2018 were paid to the MHC.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three and Six Months Ended December 31, 2018 and 2017

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and six months ended December 31, 2018 and 2017.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.
	Three months ended December 31,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$750,182	$8,696	4.64%	$658,990	$7,287	4.42%
Securities[2]	393,525	2,624	2.67	340,403	2,016	2.37
Interest-bearing bank balances and federal funds	5,111	28	2.19	27,159	87	1.28
FHLB stock	1,950	58	11.90	1,689	30	7.10
Total interest-earning assets	1,150,768	11,406	3.96%	1,028,241	9,420	3.66%
Cash and due from banks	9,633			8,933
Allowance for loan losses	(12,452)			(11,167)
Other noninterest-earning assets	20,186			18,362
Total assets	$1,168,135			$1,044,369

Interest-Bearing Liabilities:
Savings and money market deposits	$325,726	$295	0.36%	$324,300	$261	0.32%
NOW deposits	554,996	832	0.60	464,907	523	0.45
Certificates of deposit	45,335	144	1.27	38,768	83	0.86
Borrowings	27,171	140	2.06	22,783	93	1.63
Total interest-bearing liabilities	953,228	1,411	0.59%	850,758	960	0.45%
Noninterest-bearing deposits	102,467			99,200
Other noninterest-bearing liabilities	10,744			6,412
Shareholders’ equity	101,696			87,999
Total liabilities and equity	$1,168,135			$1,044,369

Net interest income		$9,995			$8,460
Net interest rate spread			3.37%			3.21%
Net earnings assets	$197,540			$177,483
Net interest margin			3.47%			3.29%
Average interest-earning assets to average interest-bearing liabilities	120.72%			120.86%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.
Taxable-equivalent net interest income and net interest margin	For the three months ended December 31,
(Dollars in thousands)	2018	2017
Net interest income (GAAP)	$9,995	$8,460
Tax-equivalent adjustment(1)	493	532
Net interest income (fully taxable-equivalent)	$10,488	$8,992

Average interest-earning assets	$1,150,768	$1,028,241
Net interest margin (fully taxable-equivalent)	3.65%	3.50%
1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% and 28.1% for federal income taxes and 3.98% and 3.62% for New York State income taxes for the period ended December 31, 2018 and 2017 respectively.

Index
	Six months ended December 31,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$737,662	$16,994	4.61%	$649,121	$14,346	4.42%
Securities[2]	396,196	5,264	2.66	334,645	4,005	2.39
Interest-bearing bank balances and federal funds	5,945	59	1.98	16,035	99	1.23
FHLB stock	2,631	86	6.54	1,838	59	6.42
Total interest-earning assets	1,142,434	22,403	3.92%	1,001,639	18,509	3.69%
Cash and due from banks	9,629			9,115
Allowance for loan losses	(12,284)			(11,117)
Other noninterest-earning assets	19,671			18,575
Total assets	$1,159,450			$1,018,212

Interest-Bearing Liabilities:
Savings and money market deposits	$334,362	$588	0.35%	$321,304	$517	0.32%
NOW deposits	527,348	1,473	0.56	438,882	986	0.45
Certificates of deposit	42,453	246	1.16	41,202	173	0.84
Borrowings	42,298	444	2.10	25,566	203	1.59
Total interest-bearing liabilities	946,461	2,751	0.58%	826,954	1,879	0.45%
Noninterest-bearing deposits	102,341			97,626
Other noninterest-bearing liabilities	10,915			7,184
Shareholders’ equity	99,733			86,448
Total liabilities and equity	$1,159,450			$1,018,212

Net interest income		$19,652			$16,630
Net interest rate spread			3.34%			3.24%
Net earnings assets	$195,973			$174,685
Net interest margin			3.44%			3.32%
Average interest-earning assets to average interest-bearing liabilities	120.71%			121.12%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the six months ended December 31,
(Dollars in thousands)	2018	2017
Net interest income (GAAP)	$19,652	$16,630
Tax-equivalent adjustment(1)	962	1,037
Net interest income (fully taxable-equivalent)	$20,614	$17,667

Average interest-earning assets	$1,142,434	$1,001,639
Net interest margin (fully taxable-equivalent)	3.61%	3.53%
1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% and 28.1% for federal income taxes and 3.98% and 3.62% for New York State income taxes for the period ended December 31, 2018 and 2017 respectively.

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

(Dollars in thousands)	Three Months Ended December 31, 2018 versus 2017			Six Months Ended December 31, 2018 versus 2017
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$1,036	$373	$1,409	$2,013	$635	$2,648
Securities[2]	336	272	608	780	479	1,259
Interest-bearing bank balances and federal funds	(97)	38	(59)	(81)	41	(40)
FHLB stock	5	23	28	26	1	27
Total interest-earning assets	1,280	706	1,986	2,738	1,156	3,894

Interest-Bearing Liabilities:
Savings and money market deposits	1	33	34	21	50	71
NOW deposits	114	195	309	220	267	487
Certificates of deposit	16	45	61	5	68	73
Borrowings	20	27	47	162	79	241
Total interest-bearing liabilities	151	300	451	408	464	872
Net change in net interest income	$1,129	$406	$1,535	$2,330	$692	$3,022

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.57% for the three months ended December 31, 2018 as compared to 1.39% for the three months ended December 31, 2017, and was 1.55% and 1.40% for the six months ended December 31, 2018 and 2017, respectively.  Annualized return on average equity increased to 18.03% for the three months and 17.98% for the six months ended December 31, 2018, as compared to 16.55% for the three months and 16.45% for the six months ended December 31, 2017.  The increase in return on average assets and return on average equity was primarily the result of growth in net income resulting from growth in interest-earning assets with continued growth in loans and securities.  Net income amounted to $4.6 million and $3.6 million for the three months ended December 31, 2018 and 2017, respectively, an increase of $1.0 million, or 27.8%, and amounted to $9.0 million and $7.1 million for the six months ended December 31, 2018 and 2017, respectively, an increase of $1.9 million, or 26.8%.  Average assets increased $123.8 million, or 11.9%, to $1.2 billion for the three months ended December 31, 2018 as compared to $1.0 billion for the three months ended December 31, 2017.  Average equity increased $13.7 million, or 15.6%, to $101.7 million for the three months ended December 31, 2018 as compared to $88.0 million for the three months ended December 31, 2017. Average assets increased $141.2 million, or 13.9%, to $1.2 billion for the six months ended December 31, 2018 as compared to $1.0 billion for the six months ended December 31, 2017.  Average equity increased $13.3 million, or 15.4%, to $99.7 million for the six months ended December 31, 2018 as compared to $86.4 million for the six months ended December 31, 2017.

Index
INTEREST INCOME

Interest income amounted to $11.4 million for the three months ended December 31, 2018 as compared to $9.4 million for the three months ended December 31, 2017, an increase of $2.0 million, or 21.3%.  Interest income amounted to $22.4 million for the six months ended December 31, 2018 as compared to $18.5 million for the six months ended December 31, 2017, an increase of $3.9 million, or 21.1%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the three and six months ended December 31, 2018 and 2017, which were complemented by an increase in the yield on interest-earning assets. Average loan balances increased $91.2 million and $88.5 million while the yield on loans increased 22 basis points and 19 basis points when comparing the three and six months ended December 31, 2018 and 2017, respectively.   Average securities increased $52.9 million and $61.6 million and the yield on such securities increased 30 basis points and 27 basis points when comparing the three and six months ended December 31, 2018 and 2017, respectively.

INTEREST EXPENSE

Interest expense amounted to $1.4 million for the three months ended December 31, 2018 as compared to $960,000 for the three months ended December 31, 2017, an increase of $451,000, or 47.0%. Interest expense amounted to $2.8 million for the six months ended December 31, 2018 as compared to $1.9 million for the six months ended December 31, 2017, an increase of $872,000, or 46.4%.  Increases in average balances on interest-bearing liabilities as well as an increase in rates paid contributed to the increase in overall interest expense.  As illustrated in the rate/volume table, interest expense increased $151,000 and $408,000 when comparing the three and six months ended December 31, 2018 and 2017, respectively, due to a $102.5 million and $119.5 million increase in the average balances on interest-bearing liabilities when comparing these same periods.  The average rate paid on interest-bearing liabilities increased 14 basis points to 0.59% from 0.45% when comparing the three months ended December 31, 2018 and 2017, respectively, and increased 13 basis points to 0.58% from 0.45% when comparing the six months ended December 31, 2018 and 2017.

Average deposits increased $98.1 million and $102.8 million for the three and six months ended December 31, 2018 and 2017, respectively, as a result of continued growth across all three of our primary banking lines – retail, commercial and municipal.  The average rate paid on NOW deposits increased 15 basis points when comparing the three months ended December 31, 2018 and 2017, and the average balance of such accounts grew by $90.1 million when comparing these same periods. The average rate paid on NOW deposits increased 11 basis points when comparing the six months ended December 31, 2018 and 2017, and the average balance of such accounts increased $88.5 million when comparing these same periods. The average balance of savings and money market deposits increased $1.4 million and $13.1 million when comparing the three and six months ended December 31, 2018 and 2017, respectively. The rates paid on savings and money market deposits increased four basis points and three basis points when comparing the three and six months ended December 31, 2018 and 2017, respectively. The average balance of certificates of deposit increased $6.6 million and $1.3 million when comparing the three and six months ended December 31, 2018 and 2017, respectively. The average rate paid on certificate of deposits increased 41 basis points when comparing the three months ended December 31, 2018 and 2017, and increased 32 basis points when comparing the six months ended December 31, 2018 and 2017. This increase in the average balance and the rate paid on certificates of deposit for the three and six months is the result of an increase in short-term brokered certificates of deposit and the promotion of a five year certificate product.

The average balance on borrowings increased $4.4 million and the rate increased 43 basis points when comparing the three months ended December 31, 2018 and 2017.  The average balance on borrowings increased $16.7 million and the rate increased 51 basis points when comparing the six months ended December 31, 2018 and 2017.  With the recent increases in rates by the Federal Reserve Bank, the cost of short-term borrowings has increased dramatically and currently exceeds the average rate paid on the Company’s longer term borrowings.  The increase in the average balance on borrowings was due to an increase in overnight borrowings with the Federal Home Loan Bank of New York.

NET INTEREST INCOME

Net interest income increased $1.5 million to $10.0 million for the three months ended December 31, 2018 from $8.5 million for the three months ended December 31, 2017. Net interest income increased $3.1 million to $19.7 million for the six months ended December 31, 2018 from $16.6 million for the six months ended December 31, 2017.  These increases in net interest income were primarily the result of the growth in the average balance of interest-earning assets, with continued growth in loans and securities.

Net interest spread increased 16 basis points to 3.37% for the three months ended December 31, 2018 compared to 3.21% for the three months ended December 31, 2017. Net interest margin increased 18 basis points to 3.47% for the three months ended December 31, 2018 compared to 3.29% for the three months ended December 31, 2017.   Net interest spread and margin increased 10 and 12 basis points to 3.34% and 3.44%, respectively, for the six months ended December 31, 2018 compared to 3.24% and 3.32%, respectively, for the six months ended December 31, 2017.  Increases in net interest spread and margin are primarily the result of the increasing rate environment over the past two years, with repricing of the Company’s adjustable rate investment and loan products, and the reinvestment of cash flows into higher rate investments and loans.  These increases have been partially offset by increases in cost of funds from both increases in deposit rates and in increased short-term borrowings.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.65% and 3.50% for the three months ended December 31, 2018 and 2017, respectively, and was 3.61% and 3.53% for the six months ended December 31, 2018 and 2017, respectively. As a result of the enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) in December 2017, which permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the tax benefits derived from tax-exempt securities and loans is lower for the three and six months ended December 31, 2018 compared to December 31, 2017.  However, beginning January 1, 2018, pricing of tax-exempt securities and loan originations have been adjusted to reflect the change in the corporate tax rate, thereby producing a tax-equivalent yield on these securities and loans that are comparable to yields obtained on similar taxable investments.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $354,000 and $352,000 for the three months ended December 31, 2018 and 2017, respectively. The provision for loan losses amounted to $708,000 and $699,000 for the six months ended December 31, 2018 and 2017, respectively. The provision for loan loss was relatively unchanged between these periods despite continued loan growth as a result of the recognition of a $150,000 recovery during the three and six month ended December 31, 2018.   For the three months ended December 31, 2018, the Company recognized net recoveries of $12,000, and for the three months ended December 31, 2017, the Company recognized net charge-offs of $98,000.  Net charge-offs amounted to $58,000 and $369,000 for the six months ended December 31, 2018 and 2017, respectively.

Allowance for loan losses to total loans receivable was 1.66% at December 31, 2018, and 1.68% at June 30, 2018.  Nonperforming loans amounted to $3.6 million at December 31, 2018 and June 30, 2018. At December 31, 2018 and June 30, 2018, respectively, nonperforming assets were 0.31% and 0.32% of total assets and nonperforming loans were 0.48% and 0.51% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest income:	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Service charges on deposit accounts	$1,106	$934	$172	18.42%	$2,143	$1,785	$358	20.06%
Debit card fees	685	591	94	15.91	1,325	1,157	168	14.52
Investment services	136	122	14	11.48	251	194	57	29.38
E-commerce fees	34	35	(1)	(2.86)	71	73	(2)	(2.74)
Other operating income	180	205	(25)	(12.20)	403	418	(15)	(3.59)
Total noninterest income	$2,141	$1,887	$254	13.46%	$4,193	$3,627	$566	15.61%

Noninterest income increased $254,000, or 13.5%, and totaled $2.1million and $1.9 million for the three months ended December 31, 2018 and 2017.  Noninterest income increased $566,000, or 15.6%, and totaled $4.2 million and $3.6 million for the six months ended December 31, 2018 and 2017.  This increase was primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards, as well as increased monthly or transactional service charges on deposit accounts. Investment services income also increased during the period due to higher sales volume of investment products.

Index
NONINTEREST EXPENSE

(In thousands)	For the three months ended December 31		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest expense:	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Salaries and employee benefits	$3,677	$3,075	$602	19.58%	$7,155	$5,957	$1,198	20.11%
Occupancy expense	414	355	59	16.62	816	711	105	14.77
Equipment and furniture expense	127	158	(31)	(19.62)	341	271	70	25.83
Service and data processing fees	542	540	2	0.37	1,037	1,027	10	0.97
Computer software, supplies and support	200	162	38	23.46	423	305	118	38.69
Advertising and promotion	76	112	(36)	(32.14)	196	167	29	17.37
FDIC insurance premiums	100	93	7	7.53	227	186	41	22.04
Legal and professional fees	283	229	54	23.58	612	460	152	33.04
Other	828	588	240	40.82	1,401	1,121	280	24.98
Total noninterest expense	$6,247	$5,312	$935	17.60%	$12,208	$10,205	$2,003	19.63%

Noninterest expense increased $935,000, or 17.6%, to $6.2 million for the three months ended December 31, 2018, compared to $5.3 million for the three months ended December 31, 2017.  Noninterest expense increased $2.0 million, or 19.6%, to $12.2 million for the six months ended December 31, 2018, compared to $10.2 million for the six months ended December 31, 2017. This increase was primarily due to an increase in salaries and employee benefits expenses, resulting from additional staffing for the addition of two new branches located in Copake and Woodstock, New York. Staffing was also increased within our lending department, customer service center and investment center.  The increase is also due to costs associated with the opening of the newest branch in Woodstock, New York during the six months ended December 31, 2018, and an increase in professional fees.  Also, other noninterest expense increased as a result of a $200,000 contribution to Bank of Greene County Charitable Foundation during the six months ended December 31, 2018.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 17.2% and 18.0% for the three months and six months ended December 31, 2018, respectively, compared to 22.3% and 24.0% for the three and six months ended December 31, 2017, respectively.  The decrease in the effective tax rate for the three and six months ended December 31, 2018 is primarily the result of the impact of the enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) in December 2017. The Company recognized a net tax benefit of $251,000 during the three and six months ended December 31, 2017 as a result of the enactment of the TCJA.

The TCJA permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Additionally, fiscal year-end taxpayers such as Greene County Bancorp, Inc. were required to utilize a “blended rate” in calculating the effective tax rate for the fiscal year 2018 based on a ratio utilizing the number of days at the 35% tax rate and the number of days at the 21% tax rate.  Greene County Bancorp, Inc.’s statutory blended rate for fiscal 2018 is approximately 28%.  Effective July 1, 2018, Greene County Bancorp, Inc.’s statutory rate decreased to 21%. The statutory tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

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

Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at December 31, 2018:

(In thousands)	2018
Unfunded loan commitments	$50,839
Unused lines of credit	65,508
Total commitments	$116,347

Index
Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2018 and June 30, 2018.  Consolidated shareholders’ equity represented 8.7% and 8.4% of total assets at December 31, 2018 and at June 30, 2018, respectively.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective ActionProvisions		Capital Conservation Buffer
Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required

As of December 31, 2018:

Total risk-based capital	$111,551	16.0%	$55,913	8.0%	$69,891	10.0%	7.961%	1.875%
Tier 1 risk-based capital	102,766	14.7	41,935	6.0	55,913	8.0	8.704	1.875
Common equity tier 1 capital	102,766	14.7	31,451	4.5	45,429	6.5	10.204	1.875
Tier 1 leverage ratio	102,766	8.8	46,621	4.0	58,276	5.0	4.817	1.875

As of June 30, 2018:

Total risk-based capital	$102,549	15.5%	$53,024	8.0%	$66,280	10.0%	7.472%	1.875%
Tier 1 risk-based capital	94,148	14.2	39,768	6.0	53,024	8.0	8.205	1.875
Common equity tier 1 capital	94,148	14.2	29,826	4.5	43,082	6.5	9.705	1.875
Tier 1 leverage ratio	94,148	8.2	45,789	4.0	57,236	5.0	4.225	1.875

Greene County Commercial Bank

As of December 31, 2018:

Total risk-based capital	$43,608	50.3%	$6,931	8.0%	$8,664	10.0%	42.334%	1.875%
Tier 1 risk-based capital	43,608	50.3	5,198	6.0	6,931	8.0	44.334	1.875
Common equity tier 1 capital	43,608	50.3	3,899	4.5	5,631	6.5	45.834	1.875
Tier 1 leverage ratio	43,608	9.78	17,827	4.0	22,284	5.0	5.784	1.875

As of June 30, 2018:

Total risk-based capital	$40,286	47.1%	$6,837	8.0%	$8,546	10.0%	39.139%	1.875%
Tier 1 risk-based capital	40,286	47.1	5,128	6.0	6,837	8.0	41.139	1.875
Common equity tier 1 capital	40,286	47.1	3,846	4.5	5,555	6.5	42.639	1.875
Tier 1 leverage ratio	40,286	9.1	17,747	4.0	22,184	5.0	5.080	1.875

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the  Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and in timely altering them to material information relating to the Company (or its consolidated subsidiaries) required to be filed in its periodic SEC filings.

Index
There has been no change in the Company’s internal control over financial reporting in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  February 8, 2019

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 8, 2019

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer