Form 10-Q
period 2019-03-31
GREENE COUNTY BANCORP INC
filed 2019-05-09
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

As of May 9, 2019, the registrant had 8,537,814 shares of common stock outstanding at $ 0.10 par value per share.

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
Common Stock, $0.10 par value	GCBC	The Nasdaq Stock Market

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At March 31, 2019 and June 30, 2018
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2019	June 30, 2018
Total cash and cash equivalents	$88,422	$26,504

Long term certificate of deposit	2,875	2,385
Securities available-for-sale, at fair value	104,008	120,806
Securities held-to-maturity, at amortized cost (fair value $296,622 at March 31, 2019; $274,177 at June 30, 2018)	291,456	274,550
Equity securities, at fair value	237	217
Federal Home Loan Bank stock, at cost	1,298	1,545

Loans	775,352	715,641
Allowance for loan losses	(12,846)	(12,024)
Unearned origination fees and costs, net	779	814
Net loans receivable	763,285	704,431

Premises and equipment	13,193	13,304
Accrued interest receivable	6,125	5,057
Foreclosed real estate	54	119
Prepaid expenses and other assets	2,835	2,560
Total assets	$1,273,788	$1,151,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$99,824	$102,694
Interest-bearing deposits	1,039,954	922,540
Total deposits	1,139,778	1,025,234

Borrowings from Federal Home Loan Bank, long-term	12,650	18,150
Accrued expenses and other liabilities	13,095	11,903
Total liabilities	1,165,523	1,055,287

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 shares; Outstanding - 8,537,814 shares	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	98,003	86,213
Accumulated other comprehensive loss	(1,339)	(1,623)
Treasury stock, at cost 73,526 shares	(277)	(277)
Total shareholders’ equity	108,265	96,191
Total liabilities and shareholders’ equity	$1,273,788	$1,151,478

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2019 and 2018
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Interest income:
Loans	$8,900	$7,454	$25,894	$21,800
Investment securities - taxable	197	185	608	513
Mortgage-backed securities	978	929	3,151	2,537
Investment securities - tax exempt	1,418	1,147	4,184	3,275
Interest-bearing deposits and federal funds sold	215	161	274	260
Total interest income	11,708	9,876	34,111	28,385

Interest expense:
Interest on deposits	1,584	939	3,891	2,615
Interest on borrowings	98	77	542	280
Total interest expense	1,682	1,016	4,433	2,895

Net interest income	10,026	8,860	29,678	25,490
Provision for loan losses	350	345	1,058	1,044
Net interest income after provision for loan losses	9,676	8,515	28,620	24,446

Noninterest income:
Service charges on deposit accounts	960	932	3,103	2,717
Debit card fees	604	566	1,929	1,723
Investment services	145	138	396	332
E-commerce fees	31	31	102	104
Other operating income	270	192	673	610
Total noninterest income	2,010	1,859	6,203	5,486

Noninterest expense:
Salaries and employee benefits	4,005	3,455	11,160	9,412
Occupancy expense	471	448	1,287	1,159
Equipment and furniture expense	112	159	453	430
Service and data processing fees	546	539	1,583	1,566
Computer software, supplies and support	260	175	683	480
Advertising and promotion	110	74	306	241
FDIC insurance premiums	117	115	344	301
Legal and professional fees	280	223	892	683
Other	585	594	1,986	1,715
Total noninterest expense	6,486	5,782	18,694	15,987

Income before provision for income taxes	5,200	4,592	16,129	13,945
Provision for income taxes	844	915	2,809	3,156
Net income	$4,356	$3,677	$13,320	$10,789

Basic earnings per share	$0.51	$0.43	$1.56	$1.27
Basic average shares outstanding	8,537,814	8,517,614	8,537,814	8,508,103
Diluted earnings per share	$0.51	$0.43	$1.56	$1.26
Diluted average shares outstanding	8,537,814	8,536,407	8,537,814	8,533,850
Dividends per share	$0.1000	$0.0975	$0.3000	$0.2925

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended March 31, 2019 and 2018
(Unaudited)
(In thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Net Income	$4,356	$3,677	$13,320	$10,789
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net of income tax expense (benefit) of $64 and ($116), for the three months, and $141 and ($316), for the nine months ended March 31, 2019 and 2018, respectively	181	(326)	398	(648)

Total other comprehensive income (loss), net of taxes	181	(326)	398	(648)

Comprehensive income	$4,537	$3,351	$13,718	$10,141

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2019 and 2018
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2017	$861	$10,990	$73,072	$(992)	$(410)	$83,521
Options exercised		60			90	150
Dividends declared			(1,145)			(1,145)
Net income			10,789			10,789
Reclassification adjustment(1)			259	(259)		-
Other comprehensive loss, net of taxes				(648)		(648)
Balance at March 31, 2018	$861	$11,050	$82,975	$(1,899)	$(320)	$92,667

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2018	$861	$11,017	$86,213	$(1,623)	$(277)	$96,191
Impact of Adopting ASU 2016-01(2)			114	(114)		-
Dividends declared			(1,644)			(1,644)
Net income			13,320			13,320
Other comprehensive income, net of taxes				398		398
Balance at March 31, 2019	$861	$11,017	$98,003	$(1,339)	$(277)	$108,265

(1)
Adoption of Accounting Standard Update 2018-02, reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from newly enacted Federal corporate income tax rate from 34% to 21%.

(2)	See Note 9 Impact of Recent Accounting Pronouncements – cumulative effect of change in measurement of equity securities.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018
Cash flows from operating activities:
Net Income	$13,320	$10,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	481	478
Deferred income tax benefit	(563)	(1,349)
Net amortization of premiums and discounts	214	519
Net amortization of deferred loan costs and fees	358	380
Provision for loan losses	1,058	1,044
Net gain on equity securities	(20)	-
Net loss (gain) on sale of foreclosed real estate	34	(33)
Net increase in accrued income taxes	899	3,125
Net increase in accrued interest receivable	(1,068)	(1,046)
Net increase in prepaid and other assets	(489)	(782)
Net increase in other liabilities	929	1,039
Net cash provided by operating activities	15,153	14,164

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	77,974	42,817
Purchases of securities	(62,996)	(72,299)
Principal payments on securities	2,335	2,335
Securities held-to-maturity:
Proceeds from maturities	13,007	10,021
Purchases of securities	(50,591)	(73,951)
Principal payments on securities	20,488	9,849
Net redemption of Federal Home Loan Bank Stock	247	646
Purchase of long term certificates of deposit	(735)	(735)
Maturity of long term certificates of deposit	245	495
Net increase in loans receivable	(60,304)	(55,980)
Proceeds from sale of foreclosed real estate	65	872
Purchases of premises and equipment	(370)	(224)
Net cash used by investing activities	(60,635)	(136,154)

Cash flows from financing activities
Net decrease in short-term advances	-	(6,900)
Repayment of long-term FHLB advances	(5,500)	(4,500)
Payment of cash dividends	(1,644)	(1,145)
Proceeds from issuance of stock options	-	150
Net increase in deposits	114,544	192,712
Net cash provided by financing activities	107,400	180,317

Net increase in cash and cash equivalents	61,918	58,327
Cash and cash equivalents at beginning of period	26,504	16,277
Cash and cash equivalents at end of period	$88,422	$74,604

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$34	$240
Cash paid during period for:
Interest	$4,423	$2,902
Income taxes	$2,473	$1,500

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Nine Months Ended March 31, 2019 and 2018

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2018 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three and nine months ended March 31, 2019 and 2018 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2018, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  These reclassifications, if any, had no effect on net income or retained earnings as previously reported.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2019.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three and nine months ended March 31, 2019.

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

(4)	Securities

Securities at March 31, 2019 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,528	$19	$-	$5,547
State and political subdivisions	77,075	291	-	77,366
Mortgage-backed securities-residential	2,795	14	46	2,763
Mortgage-backed securities-multi-family	16,448	153	26	16,575
Corporate debt securities	1,764	-	7	1,757
Total securities available-for-sale	103,610	477	79	104,008
Securities held-to-maturity:
U.S. government sponsored enterprises	9,248	-	50	9,198
State and political subdivisions	144,208	4,526	119	148,615
Mortgage-backed securities-residential	4,861	62	-	4,923
Mortgage-backed securities-multi-family	130,033	1,048	314	130,767
Corporate debt securities	1,475	6	15	1,466
Other securities	1,631	24	2	1,653
Total securities held-to-maturity	291,456	5,666	500	296,622
Total securities	$395,066	$6,143	$579	$400,630

Index
Securities at June 30, 2018 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,543	$18	$30	$5,531
State and political subdivisions	92,052	204	1	92,255
Mortgage-backed securities-residential	3,332	13	98	3,247
Mortgage-backed securities-multi-family	18,249	64	244	18,069
Corporate debt securities	1,771	-	67	1,704
Total securities available-for-sale	120,947	299	440	120,806
Securities held-to-maturity:
U.S. government sponsored enterprises	9,245	-	278	8,967
State and political subdivisions	136,335	3,091	532	138,894
Mortgage-backed securities-residential	6,472	72	7	6,537
Mortgage-backed securities-multi-family	118,780	123	2,845	116,058
Corporate debt securities	1,466	11	9	1,468
Other securities	2,252	16	15	2,253
Total securities held-to-maturity	274,550	3,313	3,686	274,177
Total securities	$395,497	$3,612	$4,126	$394,983

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  At March 31, 2019, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$871	$41	1	$1,114	$5	2	$1,985	$46	3
Mortgage-backed securities-multi-family	-	-	-	2,927	26	2	2,927	26	2
Corporate debt securities	-	-	-	1,758	7	6	1,758	7	6
Total securities available-for-sale	871	41	1	5,799	38	10	6,670	79	11
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	-	6,197	50	3	6,197	50	3
State and political subdivisions	11,292	71	89	7,197	48	68	18,489	119	157
Mortgage-backed securities-multi-family	27,717	213	10	18,961	101	14	46,678	314	24
Corporate debt securities	-	-	-	460	15	1	460	15	1
Other securities	-	-	-	478	2	1	478	2	1
Total securities held-to-maturity	39,009	284	99	33,293	216	87	72,302	500	186
Total securities	$39,880	$325	100	$39,092	$254	97	$78,972	$579	197

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the three and nine months ended March 31, 2019 or 2018. During the three and nine months ended March 31, 2019 and 2018, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and nine months ended March 31, 2019 and 2018.

Index
The estimated fair values of debt securities at March 31, 2019, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$79,329	$79,626
After one year through five years	2,525	2,537
After five years through ten years	2,513	2,507
After ten years	-	-
Total available-for-sale debt securities	84,367	84,670
Mortgage-backed securities	19,243	19,338
Total available-for-sale securities	103,610	104,008

Held-to-maturity debt securities
Within one year	26,727	26,944
After one year through five years	65,009	66,318
After five years through ten years	47,635	49,253
After ten years	17,191	18,417
Total held-to-maturity debt securities	156,562	160,932
Mortgage-backed securities	134,894	135,690
Total held-to-maturity securities	291,456	296,622
Total debt securities	$395,066	$400,630

At March 31, 2019 and June 30, 2018, respectively, securities with an aggregate fair value of $389.9 million and $383.0 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  At March 31, 2019 and June 30, 2018, securities with an aggregate fair value of $1.8 million were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the three and nine months ended March 31, 2019 or 2018.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and nine months ended March 31, 2019 or 2018.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at March 31, 2019 and June 30, 2018 are summarized as follows:

(In thousands)	March 31, 2019	June 30, 2018
Residential real estate:
Residential real estate	$268,292	$255,848
Residential construction and land	6,780	9,951
Multi-family	22,131	14,961
Commercial real estate:
Commercial real estate	309,235	283,935
Commercial construction	41,486	39,366
Consumer loan:
Home equity	22,208	21,919
Consumer installment	5,213	5,017
Commercial loans	100,007	84,644
Total gross loans	775,352	715,641
Allowance for loan losses	(12,846)	(12,024)
Deferred fees and costs	779	814
Loans receivable, net	$763,285	$704,431

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

Loan balances by internal credit quality indicator at March 31, 2019 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$265,319	$532	$86	$2,355	$268,292
Residential construction and land	6,780	-	-	-	6,780
Multi-family	20,143	-	1,910	78	22,131
Commercial real estate	299,267	619	8,273	1,076	309,235
Commercial construction	41,384	-	-	102	41,486
Home equity	21,432	-	-	776	22,208
Consumer installment	5,206	-	-	7	5,213
Commercial loans	99,481	-	443	83	100,007
Total gross loans	$759,012	$1,151	$10,712	$4,477	$775,352

Index
Loan balances by internal credit quality indicator at June 30, 2018 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$252,811	$577	$88	$2,372	$255,848
Residential construction and land	9,951	-	-	-	9,951
Multi-family	12,743	-	2,132	86	14,961
Commercial real estate	273,077	317	8,994	1,547	283,935
Commercial construction	39,190	-	-	176	39,366
Home equity	21,170	128	-	621	21,919
Consumer installment	4,969	30	-	18	5,017
Commercial loans	83,148	195	457	844	84,644
Total gross loans	$697,059	$1,247	$11,671	$5,664	$715,641

The Company had no loans classified doubtful or loss at March 31, 2019 or June 30, 2018.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2019 and June 30, 2018. Loans on nonaccrual status totaled $3.0 million at March 31, 2019 of which $1.5 million were in the process of foreclosure. At March 31, 2019, there were 12 residential loans in the process of foreclosure totaling $1.4 million.  Included in nonaccrual loans were $1.5 million of loans which were less than 90 days past due at March 31, 2019, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $175,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.5 million at June 30, 2018 of which $1.9 million were in the process of foreclosure.  At June 30, 2018, there were 11 residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.3 million of loans which were less than 90 days past due at June 30, 2018, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans at March 31, 2019:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$2,509	$817	$1,109	$4,435	$263,857	$268,292	$1,829
Residential construction and land	-	-	-	-	6,780	6,780	-
Multi-family	138	-	-	138	21,993	22,131	-
Commercial real estate	772	785	102	1,659	307,576	309,235	614
Commercial construction	-	-	-	-	41,486	41,486	-
Home equity	146	28	309	483	21,725	22,208	455
Consumer installment	34	-	7	41	5,172	5,213	7
Commercial loans	503	-	-	503	99,504	100,007	83
Total gross loans	$4,102	$1,630	$1,527	$7,259	$768,093	$775,352	$2,988

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2018:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$1,617	$458	$1,211	$3,286	$252,562	$255,848	$1,778
Residential construction and land	-	-	-	-	9,951	9,951	-
Multi-family	-	-	-	-	14,961	14,961	-
Commercial real estate	1,568	487	568	2,623	281,312	283,935	1,147
Commercial construction	-	-	-	-	39,366	39,366	-
Home equity	38	128	299	465	21,454	21,919	298
Consumer installment	3	30	8	41	4,976	5,017	18
Commercial loans	250	195	182	627	84,017	84,644	276
Total gross loans	$3,476	$1,298	$2,268	$7,042	$708,599	$715,641	$3,517

Bank of Greene County had no accruing loans delinquent more than 90 days at March 31, 2019 and $62,000 at June 30, 2018, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three and nine months ended March 31:

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2019	2018	2019	2018
Interest income that would have been recorded if loans had been performing in accordance with original terms	$31	$45	$160	$182
Interest income that was recorded on nonaccrual loans	26	30	81	95

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of March 31, 2019			For the three months ended March 31, 2019		For the nine months ended March 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$86	$86	$-	$151	$1	$105	$4
Commercial real estate	730	730	-	997	35	979	50
Commercial construction	102	102	-	68	-	23	-
Home equity	309	309	-	309	-	281	-
Commercial loans	145	145	-	148	-	153	-
Impaired loans with no allowance	1,372	1,372	-	1,673	36	1,541	54

With an allowance recorded:
Residential real estate	2,026	2,026	292	1,965	15	1,826	51
Commercial real estate	-	-	-	-	-	122	-
Commercial construction	-	-	-	59	-	137	-
Home equity	349	349	59	350	5	334	14
Commercial loans	131	131	41	131	1	58	1
Impaired loans with allowance	2,506	2,506	392	2,505	21	2,477	66

Total impaired:
Residential real estate	2,112	2,112	292	2,116	16	1,931	55
Commercial real estate	730	730	-	997	35	1,101	50
Commercial construction	102	102	-	127	-	160	-
Home equity	658	658	59	659	5	615	14
Commercial loans	276	276	41	279	1	211	1
Total impaired loans	$3,878	$3,878	$392	$4,178	$57	$4,018	$120

	As of June 30, 2018			For the three months ended March 31, 2018		For the nine months ended March 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$22	$22	$-	$-	$-	$-	$-
Commercial real estate	799	799	-	800	7	803	22
Home equity	181	181	-	181	-	182	-
Commercial loans	347	347	-	355	-	320	-
Impaired loans with no allowance	1,349	1,349	-	1,336	7	1,305	22

With an allowance recorded:
Residential real estate	1,922	1,922	332	1,797	14	1,667	40
Commercial real estate	379	379	60	401	-	416	-
Commercial construction	176	176	29	176	-	176	-
Home equity	322	322	61	323	3	324	11
Impaired loans with allowance	2,799	2,799	482	2,697	17	2,583	51

Total impaired:
Residential real estate	1,944	1,944	332	1,797	14	1,667	40
Commercial real estate	1,178	1,178	60	1,201	7	1,219	22
Commercial construction	176	176	29	176	-	176	-
Home equity	503	503	61	504	3	506	11
Commercial loans	347	347	-	355	-	320	-
Total impaired loans	$4,148	$4,148	$482	$4,033	$24	$3,888	$73

Index
The table below details loans that have been modified as a troubled debt restructuring during the three and nine months ended March 31, 2019 or 2018.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
Nine months ended March 31, 2019
Commercial loans	1	$127	$131	$131

Three and nine months ended March 31, 2018
Residential	1	$184	$184	$184
Home equity	1	325	325	323

There were no loans modified as a troubled debt restructuring during the three months ended March 31, 2019.  During the nine months ended March 31, 2019 one commercial loan was modified by extending the term and reducing the interest rates on these loans. During the nine months ended March 31, 2018, a residential loan and a home equity loan were modified to extend the term of the loan thereby reducing the monthly payments for the borrower.  There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2018 or 2017 which have subsequently defaulted during the three and nine months ended March 31, 2019 or 2018, respectively.

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

	Activity for the three months ended March 31, 2019
(In thousands)	Balance at December 31, 2018	Charge-offs	Recoveries	Provision	Balance at March 31, 2019
Residential real estate	$2,070	$-	$-	$14	$2,084
Residential construction and land	93	-	-	(13)	80
Multi-family	180	-	-	(12)	168
Commercial real estate	6,182	74	-	238	6,346
Commercial construction	876	-	-	117	993
Home equity	322	-	-	(18)	304
Consumer installment	290	95	43	(28)	210
Commercial loans	2,381	51	-	(49)	2,281
Unallocated	279	-	-	101	380
Total	$12,673	$220	$43	$350	$12,846

	Activity for the nine months ended March 31, 2019
(In thousands)	Balance at June 30, 2018	Charge-offs	Recoveries	Provision	Balance at March 31, 2019
Residential real estate	$2,116	$96	$13	$51	$2,084
Residential construction and land	114	-	-	(34)	80
Multi-family	162	-	-	6	168
Commercial real estate	5,979	74	-	441	6,346
Commercial construction	950	-	-	43	993
Home equity	317	-	-	(13)	304
Consumer installment	224	284	103	167	210
Commercial loans	2,128	51	153	51	2,281
Unallocated	34	-	-	346	380
Total	$12,024	$505	$269	$1,058	$12,846

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At March 31, 2019 Impairment Analysis		Ending Balance At March 31, 2019 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$292	$1,792	$2,112	$266,180
Residential construction and land	-	80	-	6,780
Multi-family	-	168	-	22,131
Commercial real estate	-	6,346	730	308,505
Commercial construction	-	993	102	41,384
Home equity	59	245	658	21,550
Consumer installment	-	210	-	5,213
Commercial loans	41	2,240	276	99,731
Unallocated	-	380	-	-
Total	$392	$12,454	$3,878	$771,474

Index
	Activity for the three months ended March 31, 2018
(In thousands)	Balance at December 31, 2017	Charge-offs	Recoveries	Provision	Balance at March 31, 2018
Residential real estate	$2,099	$25	$-	$5	$2,079
Residential construction and land	86	-	-	8	94
Multi-family	95	-	-	67	162
Commercial real estate	5,904	-	-	52	5,956
Commercial construction	603	-	-	136	739
Home equity	312	-	-	-	312
Consumer installment	252	79	29	(14)	188
Commercial loans	2,001	-	-	(26)	1,975
Unallocated	-	-	-	117	117
Total	$11,352	$104	$29	$345	$11,622

	Activity for the nine months ended March 31, 2018
(In thousands)	Balance at June 30, 2017	Charge-offs	Recoveries	Provision	Balance at March 31, 2018
Residential real estate	$2,289	$96	$-	$(114)	$2,079
Residential construction and land	89	-	-	5	94
Multi-family	43	-	-	119	162
Commercial real estate	5,589	-	-	367	5,956
Commercial construction	687	-	-	52	739
Home equity	234	-	-	78	312
Consumer installment	231	256	65	148	188
Commercial loans	1,680	157	-	452	1,975
Unallocated	180	-	-	(63)	117
Total	$11,022	$509	$65	$1,044	$11,622

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At June 30, 2018 Impairment Analysis		Ending Balance At June 30, 2018 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$332	$1,784	$1,944	$253,904
Residential construction and land	-	114	-	9,951
Multi-family	-	162	-	14,961
Commercial real estate	60	5,919	1,178	282,757
Commercial construction	29	921	176	39,190
Home equity	61	256	503	21,416
Consumer installment	-	224	-	5,017
Commercial loans	-	2,128	347	84,297
Unallocated	-	34	-	-
Total	$482	$11,542	$4,148	$711,493

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at March 31, 2019 and June 30, 2018:

(in thousands)	March 31, 2019	June 30, 2018
Residential real estate	$54	$119
Total foreclosed real estate	$54	$119

Index
(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at March 31, 2019 and June 30, 2018 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$5,547	$-	$5,547	$-
State and political subdivisions	77,366	-	77,366	-
Mortgage-backed securities-residential	2,763	-	2,763	-
Mortgage-backed securities-multi-family	16,575	-	16,575	-
Corporate debt securities	1,757	1,757	-	-
Securities available-for-sale	104,008	$1,757	$102,251	-
Equity securities	237	237	-	-
Total securities measured at fair value	$104,245	$1,994	$102,251	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$5,531	$-	$5,531	$-
State and political subdivisions	92,255	-	92,255	-
Mortgage-backed securities-residential	3,247	-	3,247	-
Mortgage-backed securities-multi-family	18,069	-	18,069	-
Corporate debt securities	1,704	1,704	-	-
Securities available-for-sale	120,806	1,704	119,102	-
Equity securities	217	217	-	-
Total securities measured at fair value	$121,023	$1,921	$119,102	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Impaired loans	$2,506	$392	$2,114	$-	$-	$2,114
Foreclosed real estate	54	-	54	-	-	54

June 30, 2018
Impaired loans	$2,799	$482	$2,317	$-	$-	$2,317
Foreclosed real estate	119	-	119	-	-	119

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
March 31, 2019
Impaired Loans	$1,468	Appraisal of collateral(1)	Appraisal adjustments(2)	3.00%-31.00%	25.84%
			Liquidation expenses(3)	4.14%-5.82%	4.45%
	646	Discounted cash flow	Discount rate	4.19%-8.66%	6.07%
Foreclosed real estate	54	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	9.96%-9.96%	9.96%
June 30, 2018
Impaired loans	$1,687	Appraisal of collateral(1)	Appraisal adjustments(2)	26.58%-31.00%	28.17%
			Liquidation expenses(3)	4.14%-7.26%	5.07%
	630	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	119	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.99%-11.78%	9.92%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2019 and June 30, 2018, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	March 31, 2019		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$88,422	$88,422	$88,422	$-	$-
Long term certificate of deposit	2,875	2,875	2,875	-	-
Securities available-for-sale	104,008	104,008	1,757	102,251	-
Securities held-to-maturity	291,456	296,622	-	296,622	-
Equity securities	237	237	237	-	-
Federal Home Loan Bank stock	1,298	1,298	-	1,298	-
Net loans	763,285	754,907	-	-	754,907
Accrued interest receivable	6,125	6,125	-	6,125	-
Deposits	1,139,778	1,139,789	-	1,139,789	-
Borrowings	12,650	12,473	-	12,473	-
Accrued interest payable	98	98	-	98	-

(In thousands)	June 30, 2018		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$26,504	$26,504	$26,504	$-	$-
Long term certificate of deposit	2,385	2,385	2,385	-	-
Securities available-for-sale	120,806	120,806	1,704	119,102	-
Securities held-to-maturity	274,550	274,177	-	274,177	-
Equity securities	217	217	217	-	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Net loans	704,431	698,879	-	-	698,879
Accrued interest receivable	5,057	5,057	-	5,057	-
Deposits	1,025,234	1,025,302	-	1,025,302	-
Borrowings	18,150	17,755	-	17,755	-
Accrued interest payable	88	88	-	88	-

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the three and nine months ended March 31, 2019 and 2018.

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018

Net Income	$4,356,000	$3,677,000	$13,320,000	$10,789,000
Weighted Average Shares – Basic	8,537,814	8,517,614	8,537,814	8,508,103
Effect of Dilutive Stock Options	-	18,793	-	25,747
Weighted Average Shares - Dilute	8,537,814	8,536,407	8,537,814	8,533,850

Earnings per share - Basic	$0.51	$0.43	$1.56	$1.27
Earnings per share - Diluted	$0.51	$0.43	$1.56	$1.26

Index
(8)	Dividends

On January 15, 2019, the Board of Directors declared a cash dividend for the quarter ended December 31, 2018 of $0.10 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.40 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of February 15, 2019, and was paid on February 28, 2019.  The MHC waived its receipt of this dividend.

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

On July 1, 2018, Greene County Bancorp, Inc. adopted ASU 2016-01 amending guidance on “Financial Instruments (Subtopic 825-10)”.  This amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  These amendments require equity securities to be measured at fair value with changes in the fair value to be recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. As of June 30, 2018, the Company had several small equity investments with a cost of $62,000 and a fair value of $217,000.  On July 1, 2018, the Company recorded a cumulative-effect adjustment to increase retained earnings in the amount of $114,000 representing the unrealized gain, net of tax, on these equity securities.  Changes in fair value during the three and nine months ended March 31, 2019 have been recognized in net income.  ASU 2016-01 also emphasized the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans as part of adopting this standard. See Note 6, Fair Value Measurements and Fair Value of Financial Instruments, for further information.

On July 1, 2018, Greene County Bancorp, Inc. adopted ASU 2017-07 amending guidance on “Compensation - Retirement Benefits (Topic 715)” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described.  If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  Prior to adoption of this update, the Company presented all components of net periodic pension cost in “salaries and employee benefits” on its income statement.  The Company is presenting all components of net period pension cost in “other expense” for the three and nine months ended March 31, 2019 and 2018, as the Company’s defined pension plan does not have a service cost component since the plan was frozen in 2006.  Further details regarding the Company’s net periodic pension cost are provided in Note 10 to these Unaudited Consolidated Financial Statements.

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

Accounting Pronouncements to be adopted in future periods

In February 2016, the FASB issued an Update (ASU 2016-02) to its guidance on “Leases (Topic 842)”.  The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU will result in a gross up of the Consolidated Statements of Financial Condition for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02.   In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC), Leases (Topic 842), to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which addresses issues related to (1) sales tax and similar taxes collected from lessees, (2) certain lessor costs, and (3) recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which addresses several issues related to the implementation of Topic 842.  These issues include (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, (2) presentation on the statement of cash flows for sales-type and direct financing leases, and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections.  The Company is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations. Branch building leases have been reviewed and are considered immaterial to the financial statements; there are no equipment leases to consider.

Index
In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13. The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this Update.  At this time, we have not calculated the estimated impact that this Update will have on our Allowance for Loan Losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance.  A vendor has been selected and alternative methodologies are currently being considered.  Data requirements and integrity are being reviewed and enhancements incorporated into standard processes.  The Company is in the early stages of evaluation and implementation of the guidance.

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

In April 2019, the FASB issued an Update (ASU 2019-04), Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The amendments to Topic 326 and other Topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following:  Accrued Interest, Transfers between Classifications or Categories for Loans and Debt Securities, Recoveries, Consideration of Prepayments in Determining the Effective Interest Rate, Consideration of Estimated Costs to Sell When Foreclosure Is Probable, Vintage Disclosures— Line-of-Credit Arrangements Converted to Term Loans, and Contractual Extensions and Renewals.   The ASU also covered a number of issues that related to hedge accounting including: Partial-Term Fair Value Hedges of Interest Rate Risk, Amortization of Fair Value Hedge Basis Adjustments, Disclosure of Fair Value Hedge Basis Adjustments, Consideration of the Hedged Contractually Specified Interest Rate under the Hypothetical Derivative Method, Scoping for Not-for-Profit Entities, Hedge Accounting Provisions Applicable to Certain Private Companies and Not-for- Profit Entities, Application of a First- Payments-Received Cash Flow Hedging Technique to Overall Cash Flows on a Group of Variable Interest Payments, and Transition Guidance  For Codification Improvements specific to ASU 2016-01, the following topics were covered within ASU 2019-04: Scope Clarifications, Held-to-Maturity Debt Securities Fair Value Disclosures, Applicability of Topic 820 to the Measurement Alternative, and Remeasurement of Equity Securities at Historical Exchange Rates. ASU 2019-04 has various implementation dates dependent on a number of factors as it pertains to the above items. The Company is in the early stages of evaluation of the guidance.

Index
(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and nine months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2019	2018	2019	2018
Interest cost	$54	$55	$162	$165
Expected return on plan assets	(59)	(62)	(177)	(186)
Amortization of net loss	35	42	105	126
Net periodic pension cost	$30	$35	$90	$105

The Company made a contribution of $230,000 to the defined benefit pension plan during the nine months ended March 31, 2019.  It does not anticipate that it will make any additional contributions to the defined benefit pension plan during the remainder of fiscal 2019.

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

The net periodic pension costs related to the SERP Plan for the three and nine months ended March 31, 2019 were $165,000 and $487,000, respectively, and for the three and nine months ended March 31, 2018 were $108,000 and $316,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $4.6 million and $3.9 million at March 31, 2019 and June 30, 2018, respectively, and is included in accrued expenses and other liabilities.  The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

Index
(11)	Stock-Based Compensation

Stock Option Plan

The Company’s 2008 Option Plan expired on August 19, 2018. All options were exercised prior to June 30, 2018.  A summary of the Company’s stock option activity and related information for this option plan for the nine months ended March 31, 2018 was as follows:

	March 31, 2018
	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	37,770	$6.25
Exercised	(24,000)	$6.25
Outstanding and exercisable at period end	13,770	$6.25

The intrinsic value of options both outstanding and exercisable was $419,000 at March 31, 2018.  The total intrinsic value of the options exercised during the three and nine months ended March 31, 2018 was approximately $563,000 and $666,000, respectively. There were no stock options granted during the nine months ended March 31, 2018.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and nine months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Number of options outstanding, beginning of period	1,742,100	1,634,160	1,634,160	1,522,720
Options Granted	-	-	592,700	594,200
Options Forfeited	-	-	-	(27,000)
Options Paid in Cash	(18,000)	-	(502,760)	(455,760)
Number of options outstanding, end of period	1,724,100	1,634,160	1,724,100	1,634,160

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2019	2018	2019	2018
Cash paid out on options vested	$41	$-	$1,745	$1,187
Compensation costs recognized	810	640	2,021	1,460

The total liability for the Plan was $3.3 million and $3.0 million at March 31, 2019 and June 30, 2018, respectively, and is included in accrued expenses and other liabilities.

Index
(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss for the three and nine months ended March 31, 2019 and 2018 are presented in the following table:

Activity for the three months ended March 31, 2019 and 2018

(In thousands)	Unrealized gain (losses) on securities available-for-sale	Pension benefits	Total
Balance at December 31, 2017	$290	$(1,604)	$(1,314)
Other comprehensive loss before reclassification	(326)	-	(326)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Other comprehensive loss for the three months ended March 31, 2018	(326)	-	(326)
Reclassification of stranded tax effect(1)	57	(316)	(259)
Balance at March 31, 2018	$21	$(1,920)	$(1,899)

Balance at December 31, 2018	$113	$(1,633)	$(1,520)
Other comprehensive income before reclassification	181	-	181
Amounts reclassified from accumulated other comprehensive income	-	-	-
Other comprehensive income for the three months ended March 31, 2019	181	-	181
Reclassification for change in accounting(2)	-	-	-
Balance at March 31, 2019	$294	$(1,633)	$(1,339)

Activity for the nine months ended March 31, 2019 and 2018

(In thousands)	Unrealized gain (losses) on securities available-for-sale	Pension benefits	Total
Balance at June 30, 2017	$612	$(1,604)	$(992)
Other comprehensive loss before reclassification	(648)	-	(648)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Other comprehensive loss for the nine months ended March 31, 2018	(648)	-	(648)
Reclassification of stranded tax effect(1)	57	(316)	(259)
Balance at March 31, 2018	$21	$(1,920)	$(1,899)

Balance at June 30, 2018	$10	$(1,633)	$(1,623)
Other comprehensive income before reclassification	398	-	398
Amounts reclassified from accumulated other comprehensive income	-	-	-
Other comprehensive income for the nine months ended March 31, 2019	398	-	398
Reclassification for change in accounting(2)	(114)	-	(114)
Balance at March 31, 2019	$294	$(1,633)	$(1,339)

(1)
Adoption of Accounting Standard Update 2018-02, reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from newly enacted Federal corporate income tax rate from 34% to 21%.

(2)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

Index
(13)	Revenue from Contracts with Customers

The majority of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following table presents revenues subject to ASC 606 for the three and nine months ended March 31, 2019 and 2018, respectively.

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2019	2018	2019	2018
Service charges on deposit accounts
Insufficient funds fees	$855	$839	$2,782	$2,439
Deposit related fees	39	39	117	116
ATM/point of sale fees	66	54	204	162
Total service charges	960	932	3,103	2,717
Interchange fee income
Debit card interchange fees	604	566	1,929	1,723
E-commerce fee income
E-commerce fees	31	31	102	104
Investment services income
Investment services	145	138	396	332
Sales of assets
Net (loss) gain on sale of foreclosed real estate	(25)	(20)	(34)	33

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

Index
(14)	Subsequent events

On April 16, 2019, the Board of Directors declared a cash dividend for the quarter ended March 31, 2019 of $0.10 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.40 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 15, 2019, and will be paid on May 31, 2019.  The MHC intends to waive its receipt of this dividend.

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

Index
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

Index
Comparison of Financial Condition at March 31, 2019 and June 30, 2018

ASSETS

Total assets of the Company were $1.3 billion at March 31, 2019 and $1.2 billion at June 30, 2018, an increase of $122.3 million, or 10.6%. This growth is the result of the continued expansion within our existing markets, across all three of our primary banking lines - retail, commercial, and municipal. Securities available-for-sale and held-to-maturity amounted to $395.5 million at March 31, 2019 as compared to $395.4 million at June 30, 2018, an increase of $108,000.   Net loans grew by $58.9 million, or 8.4%, to $763.3 million at March 31, 2019 as compared to $704.4 million at June 30, 2018.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $61.9 million to $88.4 million at March 31, 2019 from $26.5 million at June 30, 2018, and was due primarily to an increase in municipal deposits resulting from tax collections.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $108,000 to $395.5 million at March 31, 2019 as compared to $395.4 million at June 30, 2018.  Securities purchases totaled $113.6 million during the nine months ended March 31, 2019 and consisted of $83.9 million of state and political subdivision securities, $29.3 million of mortgage-backed securities and $364,000 of other securities. Principal pay-downs and maturities during the nine months ended March 31, 2019 amounted to $113.8 million, of which $21.8 million were mortgage-backed securities, $91.0 million were state and political subdivision securities and $980,000 were other securities. At March 31, 2019, 56.1% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	March 31, 2019		June 30, 2018
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$5,547	1.4%	$5,531	1.4%
State and political subdivisions	77,366	19.6	92,255	23.4
Mortgage-backed securities-residential	2,763	0.7	3,247	0.8
Mortgage-backed securities-multifamily	16,575	4.2	18,069	4.6
Corporate debt securities	1,757	0.4	1,704	0.4
Total securities available-for-sale	104,008	26.3	120,806	30.6
Securities held-to-maturity:
U.S. government sponsored enterprises	9,248	2.3	9,245	2.3
State and political subdivisions	144,208	36.5	136,335	34.5
Mortgage-backed securities-residential	4,861	1.2	6,472	1.6
Mortgage-backed securities-multifamily	130,033	32.9	118,780	30.0
Corporate debt securities	1,475	0.4	1,466	0.4
Other securities	1,631	0.4	2,252	0.6
Total securities held-to-maturity	291,456	73.7	274,550	69.4
Total securities	$395,464	100.0%	$395,356	100.0%

LOANS

Net loans receivable increased $58.9 million, or 8.4%, to $763.3 million at March 31, 2019 from $704.4 million at June 30, 2018.  The loan growth experienced during the nine months ended March 31, 2019 consisted primarily of $25.3 million in commercial real estate loans, $2.1 million in commercial construction loans, $15.4 million in commercial loans, $12.4 million in residential real estate loans, and $7.2 million in multi-family real estate loans.  This growth was partially offset by a decrease in residential construction loans of $3.2 million.  The Company continues to experience loan growth as a result of continued growth in customer base within its newest markets in Ulster and Columbia counties, and its relationships with other financial institutions in originating loan participations. We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	March 31, 2019		June 30, 2018
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$268,292	34.6%	$255,848	35.7%
Residential construction and land	6,780	0.9	9,951	1.4
Multi-family	22,131	2.9	14,961	2.1
Commercial real estate	309,235	39.9	283,935	39.7
Commercial construction	41,486	5.3	39,366	5.5
Home equity	22,208	2.8	21,919	3.1
Consumer installment	5,213	0.7	5,017	0.7
Commercial loans	100,007	12.9	84,644	11.8
Total gross loans	775,352	100.0%	715,641	100.0%
Allowance for loan losses	(12,846)		(12,024)
Deferred fees and costs	779		814
Total net loans	$763,285		$704,431

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

Index
Analysis of allowance for loan losses activity

	At or for the nine months ended March 31,
(Dollars in thousands)	2019	2018
Balance at the beginning of the period	$12,024	$11,022
Charge-offs:
Residential real estate	96	96
Commercial real estate	74	-
Consumer installment	284	256
Commercial loans	51	157
Total loans charged off	505	509

Recoveries:
Residential real estate	13	-
Consumer installment	103	65
Commercial loans	153	-
Total recoveries	269	65

Net charge-offs	236	444

Provisions charged to operations	1,058	1,044
Balance at the end of the period	$12,846	$11,622

Net charge-offs to average loans outstanding (annualized)	0.04%	0.09%
Net charge-offs to nonperforming assets (annualized)	10.34%	15.80%
Allowance for loan losses to nonperforming loans	429.92%	328.58%
Allowance for loan losses to total loans receivable	1.66%	1.69%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	March 31, 2019	June 30, 2018
Nonaccruing loans:
Residential real estate	$1,829	$1,778
Commercial real estate	614	1,147
Home equity	455	298
Consumer installment	7	18
Commercial	83	276
Total nonaccruing loans	2,988	3,517
90 days & accruing
Residential real estate	-	62
Total 90 days & accruing	-	62
Total nonperforming loans	2,988	3,579
Foreclosed real estate:
Residential real estate	54	119
Total foreclosed real estate	54	119
Total nonperforming assets	$3,042	$3,698

Troubled debt restructuring:
Nonperforming (included above)	$367	$774
Performing (accruing and excluded above)	1,374	1,557

Total nonperforming assets as a percentage of total assets	0.24%	0.32%
Total nonperforming loans to net loans	0.39%	0.51%

The table below details additional information related to nonaccrual loans for the three and nine months ended March 31:

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2019	2018	2019	2018
Interest income that would have been recorded if loans had been performing in accordance with original terms	$31	$45	$160	$182
Interest income that was recorded on nonaccrual loans	26	30	81	95

Nonperforming assets amounted to $3.0 million at March 31, 2019 and $3.7 million at June 30, 2018. Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2019 and June 30, 2018.  Loans on nonaccrual status totaled $3.0 million at March 31, 2019 of which $1.5 million were in the process of foreclosure. At March 31, 2019, there were 12 residential loans in the process of foreclosure totaling $1.4 million.  Included in nonaccrual loans were $1.5 million of loans which were less than 90 days past due at March 31, 2019, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Included in total loans past due were $175,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.5 million at June 30, 2018 of which $1.9 million were in the process of foreclosure.  At June 30, 2018, there were 11 residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.3 million of loans which were less than 90 days past due at June 30, 2018, but have a recent history of delinquency greater than 90 days past due.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans at March 31, 2019 and June 30, 2018:

(In thousands)	March 31, 2019	June 30, 2018
Balance of impaired loans, with a valuation allowance	$2,506	$2,799
Allowances relating to impaired loans included in allowance for loan losses	392	482
Balance of impaired loans, without a valuation allowance	1,372	1,349
Total impaired loans	3,878	4,148

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2019	2018	2019	2018
Average balance of impaired loans for the periods ended	$4,178	$4,033	$4,018	$3,888
Interest income recorded on impaired loans during the periods ended	57	24	120	73

DEPOSITS

Deposits totaled $1.1 billion at March 31, 2019 and $1.0 billion at June 30, 2018, an increase of $114.5 million, or 11.2%. NOW deposits increased $151.8 million, or 29.1%, when comparing March 31, 2019 and June 30, 2018.  This increase was offset by a decrease in money market deposits of $11.5 million, or 8.6%, a decrease in savings deposits of $7.3 million, or 3.4%, a decrease in certificates of deposit of $15.6 million or 30.3%, and a decrease in noninterest-bearing deposits of $2.9 million, or 2.8%, when comparing March 31, 2019 and June 30, 2018. The overall increase in deposits is primarily the result of normal fluctuations in municipal deposits complimented by an increase in retail and commercial deposits as the Company continues to expand into its newest markets.  Included within certificates of deposits at June 30, 2018 were $15.0 million in brokered certificates of deposit. There were no brokered certificates of deposit at March 31, 2019.

(In thousands)	March 31, 2019	Percentage of Portfolio	June 30, 2018	Percentage of Portfolio
Noninterest-bearing deposits	$99,824	8.8%	$102,694	10.0%
Certificates of deposit	35,761	3.1	51,317	5.0
Savings deposits	208,839	18.3	216,103	21.1
Money market deposits	122,208	10.7	133,753	13.0
NOW deposits	673,146	59.1	521,367	50.9
Total deposits	$1,139,778	100.0%	$1,025,234	100.0%

BORROWINGS

At March 31, 2019, Bank of Greene County had pledged approximately $310.0 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $248.1 million at March 31, 2019, of which $12.7 million in borrowings and $120.0 million in irrevocable stand-by letters of credit were outstanding at March 31, 2019.  There were no short-term or overnight borrowings outstanding at March 31, 2019, or June 30, 2018.  The $12.7 million consisted of long-term fixed rate advances with a weighted average rate of 1.67% and a weighted average maturity of 20 months.  The $120.0 million of irrevocable stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At March 31, 2019, approximately $1.8 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at March 31, 2019 or June 30, 2018.

Bank of Greene County has established unsecured lines of credit with Atlantic Community Bankers Bank and another financial institution for $6.0 million and $10.0 million, respectively. At March 31, 2019 and June 30, 2018, there were no balances outstanding on these lines of credit. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Community Bankers Bank for $7.5 million.  At March 31, 2019 and June 30, 2018, there were no balances outstanding on this line of credit. All of these lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.

Index
Scheduled maturities of long-term borrowings at March 31, 2019 were as follows:

(In thousands)
Within the twelve months ended March 31,
2020	$4,500
2021	3,300
2022	4,850
$12,650

EQUITY

Shareholders’ equity increased to $108.3 million at March 31, 2019 from $96.2 million at June 30, 2018, resulting primarily from net income of $13.3 million, partially offset by dividends declared and paid of $1.6 million and a decrease in other accumulated comprehensive loss of $284,000.

Selected Equity Data:
	March 31, 2019	June 30, 2018
Shareholders’ equity to total assets, at end of period	8.50%	8.35%
Book value per share	$12.68	$11.27
Closing market price of common stock	$30.36	$33.90

	For the nine months ended March 31,
	2019	2018
Average shareholders’ equity to average assets	8.63%	8.38%
Dividend payout ratio[1]	19.23%	23.03%
Actual dividends paid to net income[2]	12.34%	10.61%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.0% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended March 31, 2019, and December 31, 2018 and each quarter during the nine months ended March 31, 2018.  Dividends declared during the three months ended September 30, 2018 were paid to the MHC.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2019 and 2018

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and nine months ended March 31, 2019 and 2018.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended March 31,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$770,123	$8,900	4.62%	$678,911	$7,454	4.39%
Securities[2]	387,988	2,559	2.64	367,269	2,233	2.43
Interest-bearing bank balances and federal funds	39,351	215	2.18	45,646	161	1.41
FHLB stock	1,634	34	8.32	1,530	28	7.32
Total interest-earning assets	1,199,096	11,708	3.91%	1,093,356	9,876	3.61%
Cash and due from banks	13,368			12,363
Allowance for loan losses	(12,701)			(11,428)
Other noninterest-earning assets	20,753			20,107
Total assets	$1,220,516			$1,114,398

Interest-bearing Liabilities:
Savings and money market deposits	$326,535	$323	0.40%	$339,216	$272	0.32%
NOW deposits	613,498	1,132	0.74	518,463	585	0.45
Certificates of deposit	41,654	129	1.24	38,303	82	0.86
Borrowings	20,320	98	1.93	19,177	77	1.61
Total interest-bearing liabilities	1,002,007	1,682	0.67%	915,159	1,016	0.44%
Noninterest-bearing deposits	100,046			98,498
Other noninterest-bearing liabilities	12,477			9,805
Shareholders’ equity	105,986			90,936
Total liabilities and equity	$1,220,516			$1,114,398

Net interest income		$10,026			$8,860
Net interest rate spread			3.24%			3.17%
Net earnings assets	$197,089			$178,197
Net interest margin			3.34%			3.24%
Average interest-earning assets to average interest-bearing liabilities	119.67%			119.47%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Net interest income (GAAP)	$10,026	$8,860
Tax-equivalent adjustment(1)	496	558
Net interest income (fully taxable-equivalent)	$10,522	$9,418

Average interest-earning assets	$1,199,096	$1,093,356
Net interest margin (fully taxable-equivalent)	3.51%	3.45%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% and 28.1% for federal income taxes and 3.98% and 3.62% for New York State income taxes for the three month period ended March 31, 2019 and 2018, respectively.

Index
	Nine months ended March 31,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$748,324	$25,894	4.61%	$658,906	$21,800	4.41%
Securities[2]	393,500	7,823	2.65	345,361	6,238	2.41
Interest-bearing bank balances and federal funds	16,918	274	2.16	25,761	260	1.35
FHLB stock	2,304	120	6.94	1,737	87	6.68
Total interest-earning assets	1,161,046	34,111	3.92%	1,031,765	28,385	3.67%
Cash and due from banks	10,857			10,182
Allowance for loan losses	(12,421)			(11,219)
Other noninterest-earning assets	20,026			19,078
Total assets	$1,179,508			$1,049,806

Interest-bearing Liabilities:
Savings and money market deposits	$331,791	$911	0.37%	$327,188	$789	0.32%
NOW deposits	555,646	2,606	0.63	465,022	1,571	0.45
Certificates of deposit	42,190	374	1.18	40,249	255	0.84
Borrowings	35,079	542	2.06	23,467	280	1.59
Total interest-bearing liabilities	964,706	4,433	0.61%	855,926	2,895	0.45%
Noninterest-bearing deposits	101,587			97,913
Other noninterest-bearing liabilities	11,420			8,015
Shareholders’ equity	101,795			87,952
Total liabilities and equity	$1,179,508			$1,049,806

Net interest income		$29,678			$25,490
Net interest rate spread			3.31%			3.22%
Net earnings assets	$196,340			$175,839
Net interest margin			3.41%			3.29%
Average interest-earning assets to average interest-bearing liabilities	120.35%			120.54%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the nine months ended March 31,
(Dollars in thousands)	2019	2018
Net interest income (GAAP)	$29,678	$25,490
Tax-equivalent adjustment(1)	1,455	1,595
Net interest income (fully taxable-equivalent)	$31,133	$27,085

Average interest-earning assets	$1,161,046	$1,031,765
Net interest margin (fully taxable-equivalent)	3.58%	3.50%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% and 28.1% for federal income taxes and 3.98% and 3.62% for New York State income taxes for the nine month period ended March 31, 2019 and 2018, respectively.

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

(Dollars in thousands)	Three Months Ended March 31, 2019 versus 2018			Nine Months Ended March 31, 2019 versus 2018
	Increase/(Decrease) Due To		Total Increase/ (Decrease)	Increase/(Decrease) Due To		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate

Interest Earning Assets:
Loans receivable, net[1]	$1,040	$406	$1,446	$3,069	$1,025	$4,094
Securities[2]	129	197	326	924	661	1,585
Interest-bearing bank balances and federal funds	(25)	79	54	(109)	123	14
FHLB stock	2	4	6	29	4	33
Total interest-earning assets	1,146	686	1,832	3,913	1,813	5,726

Interest-Bearing Liabilities:
Savings and money market deposits	(11)	62	51	10	112	122
NOW deposits	121	426	547	339	696	1,035
Certificates of deposit	8	39	47	13	106	119
Borrowings	5	16	21	164	98	262
Total interest-bearing liabilities	123	543	666	526	1,012	1,538
Net change in net interest income	$1,023	$143	$1,166	$3,387	$801	$4,188

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.43% for the three months ended March 31, 2019 as compared to 1.32% for the three months ended March 31, 2018, and was 1.51% and 1.37% for the nine months ended March 31, 2019 and 2018, respectively.  Annualized return on average equity increased to 16.44% for the three months and 17.45% for the nine months ended March 31, 2019, as compared to 16.17% for the three months and 16.36% for the nine months ended March 31, 2018.  The increase in return on average assets and return on average equity was primarily the result of growth in net income resulting from growth in interest-earning assets with continued growth in loans and securities.  Net income amounted to $4.4 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $679,000, or 18.5%, and amounted to $13.3 million and $10.8 million for the nine months ended March 31, 2019 and 2018, respectively, an increase of $2.5 million, or 23.1%.  Average assets increased $106.1 million, or 9.5%, to $1.2 billion for the three months ended March 31, 2019 as compared to $1.1 billion for the three months ended March 31, 2018.  Average equity increased $15.1 million, or 16.6%, to $106.0 million for the three months ended March 31, 2019 as compared to $90.9 million for the three months ended March 31, 2018. Average assets increased $129.7 million, or 12.4%, to $1.2 billion for the nine months ended March 31, 2019 as compared to $1.0 billion for the nine months ended March 31, 2018.  Average equity increased $13.8 million, or 15.7%, to $101.8 million for the nine months ended March 31, 2019 as compared to $88.0 million for the nine months ended March 31, 2018.

Index
INTEREST INCOME

Interest income amounted to $11.7 million for the three months ended March 31, 2019 as compared to $9.9 million for the three months ended March 31, 2018, an increase of $1.8 million, or 18.2%.  Interest income amounted to $34.1 million for the nine months ended March 31, 2019 as compared to $28.4 million for the nine months ended March 31, 2018, an increase of $5.7 million, or 20.1%.  The increase in average loan balances had the greatest impact on interest income when comparing the three and nine months ended March 31, 2019 and 2018, which were complemented by an increase in the yield on interest-earning assets. Average loan balances increased $91.2 million and $89.4 million while the yield on loans increased 23 basis points and 20 basis points when comparing the three and nine months ended March 31, 2019 and 2018, respectively.   Average securities increased $20.7 million and $48.1 million and the yield on such securities increased 21 basis points and 24 basis points when comparing the three and nine months ended March 31, 2019 and 2018, respectively.

INTEREST EXPENSE

Interest expense amounted to $1.7 million for the three months ended March 31, 2019 as compared to $1.0 million for the three months ended March 31, 2018, an increase of $666,000, or 65.6%. Interest expense amounted to $4.4 million for the nine months ended March 31, 2019 as compared to $2.9 million for the nine months ended March 31, 2018, an increase of $1.5 million, or 51.7%.  Increases in average balances on interest-bearing liabilities as well as an increase in rates paid contributed to the increase in overall interest expense.  As illustrated in the rate/volume table, interest expense increased $123,000 and $526,000 when comparing the three and nine months ended March 31, 2019 and 2018, respectively, due to an $86.8 million and $108.8 million increase in the average balances on interest-bearing liabilities when comparing these same periods.  The average rate paid on interest-bearing liabilities increased 23 basis points to 0.67% from 0.44% when comparing the three months ended March 31, 2019 and 2018, respectively, and increased 16 basis points to 0.61% from 0.45% when comparing the nine months ended March 31, 2019 and 2018.

Average deposits increased $85.7 million and $97.2 million for the three and nine months ended March 31, 2019 and 2018, respectively, as a result of continued growth across all three of our primary banking lines – retail, commercial and municipal.  The average rate paid on NOW deposits increased 29 basis points when comparing the three months ended March 31, 2019 and 2018, and the average balance of such accounts grew by $95.0 million when comparing these same periods. The average rate paid on NOW deposits increased 18 basis points when comparing the nine months ended March 31, 2019 and 2018, and the average balance of such accounts increased $90.6 million when comparing these same periods. The average balance of savings and money market deposits decreased $12.7 million and increased $4.6 million when comparing the three and nine months ended March 31, 2019 and 2018, respectively. The rates paid on savings and money market deposits increased eight basis points and five basis points when comparing the three and nine months ended March 31, 2019 and 2018, respectively. The average balance of certificates of deposit increased $3.4 million and $1.9 million when comparing the three and nine months ended March 31, 2019 and 2018, respectively. The average rate paid on certificate of deposits increased 38 basis points when comparing the three months ended March 31, 2019 and 2018, and increased 34 basis points when comparing the nine months ended March 31, 2019 and 2018. This increase in the average balance and the rate paid on certificates of deposit for the three and nine months is the result of an increase in short-term brokered certificates of deposit and the promotion of a five year certificate product.

The average balance on borrowings increased $1.1 million and the rate increased 32 basis points when comparing the three months ended March 31, 2019 and 2018.  The average balance on borrowings increased $11.6 million and the rate increased 47 basis points when comparing the nine months ended March 31, 2019 and 2018.  With the recent increases in rates by the Federal Reserve Bank, the cost of short-term borrowings has increased dramatically and currently exceeds the average rate paid on the Company’s longer term borrowings.  The increase in the average balance on borrowings was due to an increase in overnight borrowings with the Federal Home Loan Bank of New York.

NET INTEREST INCOME

Net interest income increased $1.1 million to $10.0 million for the three months ended March 31, 2019 from $8.9 million for the three months ended March 31, 2018. Net interest income increased $4.2 million to $29.7 million for the nine months ended March 31, 2019 from $25.5 million for the nine months ended March 31, 2018.  These increases in net interest income were primarily the result of the growth in the average balance of interest-earning assets, with continued growth in loans and securities.

Net interest spread increased seven basis points to 3.24% for the three months ended March 31, 2019 compared to 3.17% for the three months ended March 31, 2018. Net interest margin increased 10 basis points to 3.34% for the three months ended March 31, 2019 compared to 3.24% for the three months ended March 31, 2018.   Net interest spread and margin increased nine and 12 basis points to 3.31% and 3.41%, respectively, for the nine months ended March 31, 2019 compared to 3.22% and 3.29%, respectively, for the nine months ended March 31, 2018.  Increases in net interest spread and margin are primarily the result of the increasing rate environment over the past two years, with repricing of the Company’s adjustable rate investment and loan products, and the reinvestment of cash flows into higher rate investments and loans.  These increases have been partially offset by increases in cost of funds from both increases in deposit rates and in increased short-term borrowings.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.51% and 3.45% for the three months ended March 31, 2019 and 2018, respectively, and was 3.58% and 3.50% for the nine months ended March 31, 2019 and 2018, respectively. As a result of the enactment of the Tax Cut and Jobs Act of 2018 (“TCJA”) in December 2017, which permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the tax benefits derived from tax-exempt securities and loans is lower for the three and nine months ended March 31, 2019 compared to March 31, 2018.  However, beginning January 1, 2018, pricing of tax-exempt securities and loan originations have been adjusted to reflect the change in the corporate tax rate, thereby producing a tax-equivalent yield on these securities and loans that are comparable to yields obtained on similar taxable investments.

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

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  The provision for loan losses amounted to $350,000 and $345,000 for the three months ended March 31, 2019 and 2018, respectively. The provision for loan losses amounted to $1.1 million and $1.0 million for the nine months ended March 31, 2019 and 2018, respectively. The provision for loan loss was relatively unchanged between these periods despite continued loan growth as a result of the recognition of a $150,000 recovery during the nine month ended March 31, 2019.   Net charge-offs amounted to $177,000 and $75,000 for the three months ended March 31, 2019 and 2018, respectively.  Net charge-offs amounted to $236,000 and $444,000 for the nine months ended March 31, 2019 and 2018, respectively.

Allowance for loan losses to total loans receivable was 1.66% at March 31, 2019, and 1.68% at June 30, 2018.  Nonperforming loans amounted to $3.0 million at March 31, 2019 and $3.6 million at June 30, 2018. At March 31, 2019 and June 30, 2018, respectively, nonperforming assets were 0.24% and 0.32% of total assets and nonperforming loans were 0.39% and 0.51% of net loans.   The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

(In thousands)	For the three months ended March 31,		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest income:	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Service charges on deposit accounts	$960	$932	$28	3.00%	$3,103	$2,717	$386	14.21%
Debit card fees	604	566	38	6.71	1,929	1,723	206	11.96
Investment services	145	138	7	5.07	396	332	64	19.28
E-commerce fees	31	31	-	-	102	104	(2)	(1.92)
Other operating income	270	192	78	40.63	673	610	63	10.33
Total noninterest income	$2,010	$1,859	$151	8.12%	$6,203	$5,486	$717	13.07%

Noninterest income increased $151,000, or 8.1%, and totaled $2.0 million and $1.9 million for the three months ended March 31, 2019 and 2018.  Noninterest income increased $717,000, or 13.1%, and totaled $6.2 million and $5.5 million for the nine months ended March 31, 2019 and 2018.  This increase was primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards, as well as increased monthly or transactional service charges on deposit accounts. Investment services income also increased during the period due to higher sales volume of investment products.  The increase in other operating income was primarily the result of an increase in fee income related to loans.

Index
NONINTEREST EXPENSE

(In thousands)	For the three months ended March 31		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest expense:	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Salaries and employee benefits	$4,005	$3,455	$550	15.92%	$1,160	$9,412	$1,748	18.57%
Occupancy expense	471	448	23	5.13	1,287	1,159	128	11.04
Equipment and furniture expense	112	159	(47)	(29.56)	453	430	23	5.35
Service and data processing fees	546	539	7	1.30	1,583	1,566	17	1.09
Computer software, supplies and support	260	175	85	48.57	683	480	203	42.29
Advertising and promotion	110	74	36	48.65	306	241	65	26.97
FDIC insurance premiums	117	115	2	1.74	344	301	43	14.29
Legal and professional fees	280	223	57	25.56	892	683	209	30.60
Other	585	594	(9)	(1.52)	1,986	1,715	271	15.80
Total noninterest expense	$6,486	$5,782	$704	12.18%	$18,694	$15,987	$2,707	16.93%

Noninterest expense increased $704,000, or 12.2%, to $6.5 million for the three months ended March 31, 2019, compared to $5.8 million for the three months ended March 31, 2018.  Noninterest expense increased $2.7 million, or 16.9%, to $18.7 million for the nine months ended March 31, 2019, compared to $16.0 million for the nine months ended March 31, 2018. This increase was primarily due to an increase in salaries and employee benefits expenses, resulting from additional staffing for the addition of two new branches located in Copake and Woodstock, New York. Staffing was also increased within our lending department, customer service center and investment center.  The increase is also due to costs associated with the opening of the newest branch in Woodstock, New York during the nine months ended March 31, 2019, and an increase in professional fees.  Also, other noninterest expense increased as a result of a $200,000 contribution to Bank of Greene County Charitable Foundation during the nine months ended March 31, 2019.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 16.2% and 17.4% for the three months and nine months ended March 31, 2019, respectively, compared to 19.9% and 22.6% for the three and nine months ended March 31, 2018, respectively.  The decrease in the effective tax rate for the three and nine months ended March 31, 2019 is primarily the result of the impact of the enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) in December 2017. The Company recognized a net tax benefit of $251,000 during the nine months ended March 31, 2018 as a result of the enactment of the TCJA.

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

Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at March 31, 2019:

(In thousands)	2019
Unfunded loan commitments	$61,597
Unused lines of credit	65,438
Total commitments	$127,035

Index
Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2019 and June 30, 2018.  Consolidated shareholders’ equity represented 8.5% and 8.4% of total assets at March 31, 2019 and at June 30, 2018, respectively.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required

As of March 31, 2019:

Total risk-based capital	$115,779	16.3%	$57,005	8.0%	$71,257	10.0%	8.248%	2.50%
Tier 1 risk-based capital	106,824	15.0	42,754	6.0	57,005	8.0	8.991	2.50
Common equity tier 1 capital	106,824	15.0	32,065	4.5	46,317	6.5	10.491	2.50
Tier 1 leverage ratio	106,824	8.8	48,651	4.0	60,814	5.0	4.783	2.50

As of June 30, 2018:

Total risk-based capital	$102,549	15.5%	$53,024	8.0%	$66,280	10.0%	7.472%	1.875%
Tier 1 risk-based capital	94,148	14.2	39,768	6.0	53,024	8.0	8.205	1.875
Common equity tier 1 capital	94,148	14.2	29,826	4.5	43,082	6.5	9.705	1.875
Tier 1 leverage ratio	94,148	8.2	45,789	4.0	57,236	5.0	4.225	1.875

Greene County Commercial Bank

As of March 31, 2019:

Total risk-based capital	$45,518	43.1%	$8,448	8.0%	$10,560	10.0%	35.106%	2.50%
Tier 1 risk-based capital	45,518	43.1	6,336	6.0	8,448	8.0	37.106	2.50
Common equity tier 1 capital	45,518	43.1	4,752	4.5	6,864	6.5	38.606	2.50
Tier 1 leverage ratio	45,518	9.4	19,314	4.0	24,142	5.0	5.427	2.50

As of June 30, 2018:

Total risk-based capital	$40,286	47.1%	$6,837	8.0%	$8,546	10.0%	39.139%	1.875%
Tier 1 risk-based capital	40,286	47.1	5,128	6.0	6,837	8.0	41.139	1.875
Common equity tier 1 capital	40,286	47.1	3,846	4.5	5,555	6.5	42.639	1.875
Tier 1 leverage ratio	40,286	9.1	17,747	4.0	22,184	5.0	5.080	1.875

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  May 9, 2019

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 9, 2019

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer