Form 10-K
period 2019-06-30
GREENE COUNTY BANCORP INC
filed 2019-09-12
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2019
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

As of December 31, 2018, there were 8,537,814 shares outstanding of the Registrant’s common stock of which 2,906,372 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $31.12 on December 31, 2018, the aggregate value of stock held by non-affiliates was $90,446,000.  As of September 12, 2019, there were 8,537,814 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

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

Index
General

Greene County Bancorp, MHC and Greene County Bancorp, Inc.

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County’s mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 54.0% of the issued and outstanding common stock of Greene County Bancorp, Inc.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan. At June 30, 2019, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash.  At June 30, 2019, 3,928,550 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 73,526 shares were held as Treasury stock and 4,609,264 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.   Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC.

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

The Bank of Greene County’s principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans, commercial real estate mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in state and political subdivision securities and mortgage-backed securities.  The Bank of Greene County’s revenues are derived principally from the interest on its residential and commercial real estate mortgages, and to a lesser extent, from interest on consumer and commercial loans and other types of securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts, and debit card fee income. Through its affiliation with Fenimore Asset Management and Infinex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  Infinex Corporation acquired Essex National Securities LLP in 2016 allowing the Bank to rebrand these alternative investment services as Greene Investment Services.  The Bank of Greene County’s primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and principal and interest payments on loans and securities.

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

Greene County Bancorp, Inc. and Subsidiaries

(in thousands) Balance sheet data as of June 30, 2019:	Assets	Deposits	Borrowings	Equity
Greene County Bancorp, Inc. (consolidated)	$1,269,462	$1,120,569	$21,600	$112,369
The Bank of Greene County (consolidated)	1,266,257	1,122,745	21,600	107,710
Greene County Commercial Bank	500,607	423,692	-	48,170
Greene Property Holdings, Ltd.	523,928	-	-	523,928
Greene Risk Management, Inc.	3,903	-	-	2,472

Market Area

The Bank of Greene County is a community bank offering a variety of financial services to meet the needs of the communities it serves.  At June 30, 2019, The Bank of Greene County operated 15 full-service banking offices, operations center and lending center located in its market area within the Hudson Valley Region of New York State.  The Bank of Greene County opened its 16th branch in Kinderhook-Valatie, New York in July 2019.

As of 2018, the Greene County population was approximately 47,000, Columbia County was approximately 60,000, Albany County was approximately 307,000 and Ulster County was approximately 179,000.  Greene County is primarily rural, and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  Greene County has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a “bedroom” community for persons working in the Albany capital area. Greene County government and the Coxsackie Correctional Facilities are the largest employers in the County.  Other large employers within the Company’s market area include the Hunter Mountain and Ski Windham resort areas, LaFarge, Columbia Memorial Hospital, Taconic Farms, Ginsberg’s Foods, and the Catskill, Cairo-Durham, Chatham, Greenville, Coxsackie-Athens, Hudson City, and Ravena-Coeymans-Selkirk Central School Districts. Albany County’s economy is dependent on state government, health care services and higher education.  Albany has also been growing in the area of technology jobs focusing on the areas of micro- and nanotechnology. Ulster County’s major industry consists of tourism with a number of state parks located within the Catskill Mountains and the Shawangunk Ridge.  As such, local employment is primarily within the services industry as well as government and health services.

Competition

The Bank of Greene County faces significant competition both in making loans and in attracting deposits.  The Bank of Greene County’s subsidiary Greene County Commercial Bank faces similar competition in attracting municipal deposits.  The Bank of Greene County’s market area has a high density of financial institutions, including online competitors, many of which are branches of significantly larger institutions that have greater financial resources than The Bank of Greene County, and all of which are competitors of The Bank of Greene County to varying degrees.  The Bank of Greene County’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage-banking companies, credit unions, insurance companies and other financial service companies.  The Bank of Greene County faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.  Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions.

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

Residential, Construction and Land Loans, and Multi-family Loans.  The Bank of Greene County’s primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by one to four-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  For the year ended June 30, 2019, The Bank of Greene County originated residential mortgage loans with a loan-to-value ratio of 89.9% or less.  The Bank of Greene County will originate residential mortgage loans with loan-to-value ratios of up to 95.0%, with private mortgage insurance.  For the year ended June 30, 2019, no residential mortgage loans were originated by The Bank of Greene County with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, The Bank of Greene County has been successful in marketing and originating such loans with 10 and 15-year terms. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Bank of Greene County requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by The Bank of Greene County. Title insurance is not required on all mortgage loans, but is evaluated on a case by case basis.

At June 30, 2019, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed-rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

Index
The Bank of Greene County currently offers residential mortgage loans with fixed and adjustable interest rates.  Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, The Bank of Greene County’s interest rate gap position, and loan products offered by The Bank of Greene County’s competitors.  In the current low interest rate environment, most of our borrowers prefer fixed-rate loans to adjustable-rate loans.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The average length of time that The Bank of Greene County’s residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

The Bank of Greene County’s adjustable-rate mortgage (“ARM”) loans currently provide for maximum rate adjustments of 150 basis points per year and 600 basis points over the term of the loan.  The Bank of Greene County offers ARM loans with initial interest rates that are below market, referred to as “teaser rates.” However, in underwriting such loans, borrowers are qualified at the full index rate.  Generally, The Bank of Greene County’s ARM loans adjust annually.  After origination, the interest rate on such ARM loans is reset based upon a contractual spread or margin above the average yield on one-year United States Treasury securities, adjusted to a constant maturity, as published weekly by the Federal Reserve Board.

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

The Bank of Greene County’s residential mortgage loans are generally originated by The Bank of Greene County’s loan representatives operating in its branch offices through their contacts with existing or past loan customers, depositors of The Bank of Greene County, attorneys and accountants who refer loan applications from the general public, and local realtors.  The Bank of Greene County has loan originators who call upon customers during non-banking hours and at locations convenient to the customer.

All residential mortgage loans originated by The Bank of Greene County include “due-on-sale” clauses, which give The Bank of Greene County the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage.

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

The Bank of Greene County’s underwriting procedures for consumer loans include an assessment of the applicant’s credit history and an assessment of the applicant’s ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The Bank of Greene County underwrites its consumer loans internally, which The Bank of Greene County believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.  At this time, The Bank of Greene County does not purchase loans from any external sources.

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

At June 30, 2019, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of three commercial mortgages with an outstanding balance of $11.5 million. This loan relationship was performing in accordance with its terms at June 30, 2019.

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

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2019, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

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

The estimated fair values of debt securities at June 30, 2019 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

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

Mortgage-Backed and Asset-Backed Securities.  The Bank of Greene County and its subsidiary Greene County Commercial Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County’s credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored enterprises; and (iii) increase liquidity.  CMOs or collateralized mortgage obligations as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages.  CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested capital at different rates.  The CMO bond may pay the investor at a different rate than the underlying mortgage pool.  Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing.  As a result there is no final lump-sum payment at maturity.  The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.

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

Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of The Bank of Greene County, its portfolio of asset-backed securities consisted of one investment which was collateralized by home equity loans, and matured in fiscal 2018.  There are no new asset-backed securities in fiscal 2019.

Index
Sources of Funds

General.  Deposits, repayments and prepayments of loans and securities, proceeds from sales of securities, and proceeds from maturing securities and cash flows from operations are the primary sources of The Bank of Greene County’s funds for use in lending, investing and for other general purposes.

Deposits.  The Bank of Greene County and Greene County Commercial Bank offer a variety of deposit accounts with a range of interest rates and terms.  The Bank of Greene County’s deposit accounts consist of savings, NOW accounts, money market accounts, certificates of deposit and noninterest-bearing checking accounts.  The Bank of Greene County also offers Individual Retirement Accounts (IRAs). Greene County Commercial Bank offers money market accounts, certificates of deposit and noninterest-bearing checking accounts and NOW accounts.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which The Bank of Greene County’s branch offices are located.  The Bank of Greene County relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect The Bank of Greene County’s ability to attract and retain deposits.  The Bank of Greene County uses traditional means of advertising its deposit products, including radio, television, print and social media. It generally does not solicit deposits from outside its market area.  While The Bank of Greene County accepts certificates of deposit in excess of $100,000, they are not subject to preferential rates.  The Bank of Greene County does not actively solicit such deposits, as they are more difficult to retain than core deposits.  Historically, The Bank of Greene County has not used brokers to obtain deposits, but will use them to help manage the seasonality within the municipal deposit base in the most cost efficient manner.

Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $423.7 million in deposits at June 30, 2019.

Borrowed Funds.  The Company maintains borrowing arrangements in the form of lines of credit through the Federal Home Loan Bank of New York (“FHLB”), the Federal Reserve Bank of New York (“FRB”), Atlantic Central Bankers Bank (“ACBB”), as well as two other depository institutions.  The Bank of Greene County may also obtain term borrowings from the FHLB.  With the exception of the line of credit with ACBB, and the other depository institution, these borrowing arrangements are secured by residential mortgage loans or investment securities.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential mortgage and commercial real estate loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2019, there were $80.6 million of municipal letters of credit outstanding.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Report.

Personnel

As of June 30, 2019, The Bank of Greene County had 161 full-time employees and 11 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also employees of The Bank of Greene County.  A collective bargaining group does not represent the employees, and The Bank of Greene County considers its relationship with its employees to be good.

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

Taxable Distributions and Recapture.  At June 30, 2019, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

On December 22, 2017, The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted. A number of provisions impacted us during the fiscal years ended June 30, 2019 and 2018.

•
Tax Rate  The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. This reduction will generally result in future increased earnings and capital as well as reducing our net deferred tax asset. Generally accepted accounting principles (“GAAP”) requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, a benefit of $251,000 was recorded in December 2017, which represents the impact of the change in the Federal tax rate.

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

•
Interest Expense   The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

The foregoing description of the impact of the Tax Act on us should be read in conjunction with Note 13, Income Taxes, of the notes to our Consolidated Financial Statements.

State Taxation

Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank, and Greene Property Holdings, Ltd. report income on a combined fiscal year basis to New York State. The New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income, 0.075% of average Business Capital or a fixed dollar amount based on New York sourced gross receipts. All intercompany dividend distributions are eliminated in the calculation of Combined Business Income.

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

Examinations and Assessments.  The Bank of Greene County is primarily supervised by the OCC, and as such is required to file reports with and is subject to periodic examination by the OCC.  The Bank of Greene County also is required to pay assessments to the OCC to fund the agency’s operations.

Capital Requirements.  Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio.  The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively.  The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital.  Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).  The Bank of Greene County and Greene County Commercial Bank have exercised this one-time opt-out and therefore do not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

Index
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

At June 30, 2019, The Bank of Greene County’s and Greene County Commercial Bank’s capital exceeded all applicable requirements.

Prompt Corrective Action.  Under the federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.”  A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the OCC is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status.  This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters.  Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth.  The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2019, The Bank of Greene County met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2019, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

Under the IRS DBLA test, a savings association must meet the business operations test and the 60% of assets test.  The business operations test requires that the federal savings association’s business consists primarily of acquiring the savings of the public (75% of its deposits, withdrawable shares, and other obligations must be held by the general public) and investing in loans (more than 75% of its gross income consists of interest on loans and government obligations and various other specified types of operating income that federal savings associations ordinarily earn).  For the 60% of assets test, a savings association must maintain at least 60% of its total in “qualified investments” as of the close of the taxable year or, at the option of the taxpayer, may be computed on the basis of the average assets outstanding during the taxable year.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. During the year ended June 30, 2018, The Bank of Greene County switched from the HOLA QTL test to the IRS DBLA test and satisfied the requirements of this test at and for the years ended June 30, 2019 and 2018.

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

Privacy Standards.  The Bank of Greene County is subject to FDIC regulations regarding the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require The Bank of Greene County to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require The Bank of Greene County to provide its customers with initial notices that accurately reflect its privacy policies and practices. The Bank of Greene County is also required to make its privacy policies available to customers through its website. In addition, The Bank of Greene County is required to provide its customers with the ability to “opt-out” of having The Bank of Greene County share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions.

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

Anti-Money Laundering and OFAC.  Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If The Bank of Greene County finds a name on any transaction, account or wire transfer that is on an OFAC list, The Bank of Greene County must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department’s Financial Crises Enforcement Network (“FinCEN”) issued a final rule in 2016 increasing customer due diligence requirements for banks, including adding a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions. Compliance with this rule was required in May 2018.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO matured in 2017 through 2019.  For the year ended June 30, 2019, the annualized Financing Corporation assessment was equal to 0.145 basis points of total assets less tangible capital. For the fiscal year June 30, 2019, The Bank of Greene County, and its subsidiary Greene County Commercial Bank, jointly paid $16,018 related to the FICO bonds.

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent.  Because the reserve ratio has exceeded 1.35 percent, two deposit insurance assessment changes occurred under the FDIC regulations:

•	Surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018.
•
Small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent, to be applied when the reserve ratio is at least 1.38 percent.

In January 2019, the FDIC provided notification to the Company that a credit in the amount of $177,144 was calculated for The Bank of Greene County and a credit in the amount of $91,090 was calculated for Greene County Commercial Bank.  Because the DIF reserve ratio was below 1.38 percent as of December 31, 2018, and March 31, 2019, the FDIC did not offset regular deposit insurance assessments with credits on the March 2019 and June 2019 invoices.

Proposed Federal Regulation.  On September 10, 2018, the OCC issued a proposed rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017 to elect to operate with national bank powers without converting to a national bank charter.  An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action.  The proposed rule is subject to change, and the OCC will issue a final rule after reviewing all comments on the proposal.

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

Federal Home Loan Bank System.  The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2019, The Bank of Greene County was in compliance with this requirement.

Index
Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2019, The Bank of Greene County was in compliance with these reserve requirements.

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

Capital.  Historically, savings and loan holding companies have not been subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  On January 29, 2015, the Federal Reserve Bank Board revised the Small Bank Holding Company Policy Statement (“Policy Statement”) to raise the total consolidated asset limit from $500 million to $1 billion, and expand the scope of the Policy Statement to include savings and loan holding companies (SLHCs).  In conjunction with these revisions, the Board proposed changes to regulatory reports effective in 2015 to lessen the reporting burden on smaller institutions. On September 10, 2018, the Federal Reserve Bank Board further revised the total consolidated asset limit from $1 billion to $3 billion. Prior to these revisions, beginning on January 1, 2015, the top-tier savings and loan holding company, Greene County Bancorp, MHC would have been subject to the new regulatory capital reporting requirements.  However, as a result of these revisions, the MHC has been exempted from the new regulatory capital reporting requirements

Dividends.  The FRB has issued a policy statement regarding the payment of dividends by bank holding companies that applies to savings and loan holding companies as well.  In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Greene County Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by Greene County Bancorp, MHC.  Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.50 per share to be declared by the Company for the four quarters ending June 30, 2019. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

At June 30, 2019, our commercial bank met the criteria for being considered “well-capitalized.”

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

Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The Bank of Greene County also has an operations center and lending center located in Catskill, New York.  At June 30, 2019, The Bank of Greene County conducted its business through 15 full-service banking offices.  We own nine branch offices and lease seven branch offices located within Greene, Columbia, Albany and Ulster Counties. Greene County Commercial Bank conducts its business through the branch offices of The Bank of Greene County. In the opinion of management, the physical properties of our holding company and our various subsidiaries are suitable and adequate.  For more information on our properties, see Notes 1, 5 and 15 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Report.

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

Greene County Bancorp, Inc.’s common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”.  As of September 6, 2019 Greene County Bancorp, Inc. had 464 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 8,537,814 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), Greene County Bancorp, Inc.’s mutual holding company, held 4,609,264 shares of common stock, or 54.0% of total shares outstanding.  Consequently, shareholders other than the MHC held 3,928,550 shares.

Payment of dividends on Greene County Bancorp, Inc.’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Greene County Bancorp, Inc.’s results of operations, financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.50 per share to be declared by the Company for the four quarters ending June 30, 2019. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

There were no sales of unregistered securities during fiscal 2019 or 2018.  On August 22, 2007, the Board of Directors authorized a stock repurchase program pursuant of up to 5% of its outstanding shares (excluding shares held by Greene County Bancorp, MHC, the Company’s mutual holding company), or up to 184,692 shares, adjusted for a 2-for-1 stock split.  As of June 30, 2019, the Company had repurchased 124,956 shares in accordance with the stock repurchase program.  There were no shares repurchased during fiscal 2019 or 2018.  The Company currently does not intend to repurchase any additional shares under this stock repurchase program.

Index
ITEM 6.	Selected Financial Data

The selected financial and operational data presented below at and for the years shown was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. and should be read in conjunction with the consolidated financial statements presented elsewhere in this Report.

(Dollars in thousands, except per share amounts)	2019	2018	2017
SELECTED FINANCIAL CONDITION DATA:
Total assets	$1,269,462	$1,151,478	$982,291
Loans receivable, net	785,738	704,431	624,187
Securities available-for-sale	122,728	120,806	91,299
Securities held-to-maturity	304,208	274,550	223,830
Equity Securities	253	217	184
Deposits	1,120,569	1,025,234	859,535
Shareholders’ equity	112,369	96,191	83,521
AVERAGE BALANCES:
Total assets	1,198,340	1,073,980	913,423
Interest-earning assets	1,180,201	1,056,101	895,659
Loans receivable, net	745,161	659,132	577,854
Securities	400,894	359,661	300,270
Deposits	1,052,146	952,753	786,923
Borrowings	30,192	22,913	38,760
Shareholders’ equity	103,894	89,540	78,518
SELECTED OPERATIONS DATA:
Total interest income	46,308	38,928	33,459
Total interest expense	6,308	4,014	3,077
Net interest income	40,000	34,914	30,382
Provision for loan losses	1,659	1,530	1,911
Net interest income after provision for loan losses	38,341	33,384	28,471
Total noninterest income	8,361	7,481	6,424
Total noninterest expense	25,676	22,362	19,967
Income before provision for income taxes	21,026	18,503	14,928
Provision for income taxes	3,542	4,095	3,741
Net income	17,484	14,408	11,187
FINANCIAL RATIOS:
Return on average assets[1]	1.46%	1.34%	1.22%
Return on average shareholders’ equity[2]	16.83	16.09	14.25
Noninterest expenses to average total assets	2.14	2.08	2.19
Average interest-earning assets to average interest-bearing liabilities	120.31	120.36	121.66
Net interest rate spread[3]	3.28	3.23	3.32
Net interest margin[4]	3.39	3.31	3.39
Efficiency ratio[5]	53.09	52.75	54.25
Shareholders’ equity to total assets, at end of period	8.85	8.35	8.50
Average shareholders’ equity to average assets	8.67	8.34	8.60
Dividend payout ratio[6]	19.51	23.08	28.79
Actual dividends declared to net income[7]	11.65	10.59	17.16
Nonperforming assets to total assets, at end of period	0.29	0.32	0.45
Nonperforming loans to net loans, at end of period	0.46	0.51	0.58
Allowance for loan losses to nonperforming loans	362.84	335.96	302.72
Allowance for loan losses to total loans receivable	1.65	1.68	1.74
Book value per share[8]	$13.16	$11.27	$9.82
Basic earnings per share	2.05	1.69	1.32
Diluted earnings per share	2.05	1.69	1.31
OTHER DATA:
Closing market price of common stock	$29.42	$33.90	$27.20
Number of full-service offices	15	14	13
Number of full-time equivalent employees	169	156	144

[1]	Ratio of net income to average total assets.
[2]	Ratio of net income to average shareholders’ equity.
[3]	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
[4]	Net interest income as a percentage of average interest-earning assets.
[5]	Noninterest expense divided by the sum of net interest income and noninterest income.
[6]	Dividends per share divided by basic earnings per share. This calculation does not take into account the waiver of dividends by Greene County Bancorp, MHC.
[7]	Dividends declared divided by net income.
[8]	Shareholders’ equity divided by outstanding shares.

Index
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  At June 30, 2019, The Bank of Greene County operated 15 full-service branches, an administration office, a lending center, and an operations center in New York’s Hudson Valley Region.  In June 2004, Greene County Commercial Bank (“GCCB”) was opened for the limited purpose of providing financial services to local municipalities.  GCCB is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 54.0% of the Company’s outstanding common stock.    In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans. In December 2014, Greene Risk Management, Inc. was formed as a Nevada corporation that is operating as a pooled captive insurance company.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

FINANCIAL OVERVIEW

Net income for the year ended June 30, 2019 amounted to $17.5 million, or $2.05 per basic and diluted share, as compared to $14.4 million, or $1.69 per basic and diluted share, for the year ended June 30, 2018, an increase of $3.1 million, or 21.5%.  The increase in net income was primarily the result of increases of $5.1 million in net interest income, $880,000 in noninterest income, and $553,000 decrease in provision for income taxes which was partially offset by an increase of $3.3 million in noninterest expense. The change in net interest income resulted from growth in interest-earning assets when comparing the years ended June 30, 2019 and 2018.  Growth in interest-earning assets was within both investment securities and loans. Growth in loans was primarily in commercial real estate mortgages and commercial loans which are generally higher yielding assets.

Net interest spread and margin increased five and eight basis points respectively, when comparing the years ended June 30, 2019 and 2018.  Net interest spread increased to 3.28% for the year ended June 30, 2019 compared to 3.23% for the year ended June 30, 2018.  Net interest margin increased to 3.39% for the year ended June 30, 2019 compared to 3.31% for the year ended June 30, 2018. Changes in noninterest income and noninterest expense are more fully explained within the Comparison of Operating Results for the Years Ended June 30, 2019 and 2018 contained herein.

Total assets grew $118.0 million, or 10.2%, to $1.3 billion at June 30, 2019 as compared to $1.2 billion at June 30, 2018.  Net loans increased $81.3 million, or 11.5%, to $785.7 million at June 30, 2019 as compared to $704.4 million at June 30, 2018.  Securities classified as available-for-sale and held-to-maturity increased $31.6 million, or 8.0%, to $426.9 million at June 30, 2019 as compared to $395.3 million at June 30, 2018.  Deposits grew $95.3 million, or 9.3%, to $1.1 billion at June 30, 2019 as compared to $1.0 billion at June 30, 2018.  Total shareholders’ equity amounted to $112.4 million and $96.2 million at June 30, 2019 and 2018, respectively, or 8.9% and 8.4% of total assets, respectively.

Comparison of Financial Condition as of June 30, 2019 and 2018

SECURITIES

Securities available-for-sale and held-to-maturity increased $31.6 million, or 8.0%, to $426.9 million at June 30, 2019 as compared to $395.3 million at June 30, 2018.  Securities purchased totaled $191.3 million during the year ended June 30, 2019 and consisted of $150.9 million of state and political subdivision securities, $40.1 million of mortgage backed securities, and $364,000 of other securities. Principal pay-downs and maturities during fiscal 2019 amounted to $160.7 million, of which $29.4 million were mortgage-backed securities, $131.0 million were state and political subdivision securities, and $250,000 consisted of corporate debt securities. Greene County Bancorp, Inc. holds 58.3% of its securities portfolio at June 30, 2019 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
	At June 30,
	2019		2018		2017
(Dollars in thousands)	Carrying Amount	Percent of total	Carrying Amount	Percent of total	Carrying Amount	Percent of total
Securities available-for-sale:
U.S. government sponsored enterprises	$5,553	1.3%	$5,531	1.4%	$4,717	1.5%
State and political subdivisions	96,570	22.6	92,255	23.4	58,112	18.4
Mortgage-backed securities-residential	2,645	0.6	3,247	0.8	4,913	1.6
Mortgage-backed securities-multi-family	16,410	3.8	18,069	4.6	20,765	6.6
Asset-backed securities	-	-	-	-	1	0.0
Corporate debt securities	1,550	0.4	1,704	0.4	2,791	0.9
Total securities available-for-sale	122,728	28.7	120,806	30.6	91,299	29.0
Securities held-to-maturity:
U.S. government sponsored enterprises	9,249	2.2	9,245	2.3	6,000	1.9
State and political subdivisions	152,358	35.7	136,335	34.5	115,805	36.7
Mortgage-backed securities-residential	4,570	1.1	6,472	1.6	10,798	3.4
Mortgage-backed securities-multi-family	134,970	31.6	118,780	30.0	88,702	28.2
Corporate debt securities	1,478	0.3	1,466	0.4	1,000	0.3
Other securities	1,583	0.4	2,252	0.6	1,525	0.5
Total securities held-to-maturity	304,208	71.3	274,550	69.4	223,830	71.0
Total securities	$426,936	100.0%	$395,356	100.0%	$315,129	100.0%

Investment Maturity Schedule

The estimated fair value of debt securities at June 30, 2019 by contractual maturity are shown below.  Mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No tax-equivalent adjustments were made in calculating the weighted average yield.

(Dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Securities available-for-sale:
U.S. government sponsored enterprises	$4,037	$516	$1,000	$-	$5,553
State and political subdivisions	96,570	-	-	-	96,570
Mortgage-backed securities-residential	-	100	1,614	931	2,645
Mortgage-backed securities-multi-family	-	16,410	-	-	16,410
Corporate debt securities	-	263	1,287	-	1,550
Total securities available-for-sale	100,607	17,289	3,901	931	122,728
Securities held-to-maturity:
U.S. government sponsored enterprises	-	1,986	7,250	-	9,236
State and political subdivisions	23,293	71,856	43,653	19,745	158,547
Mortgage-backed securities-residential	26	1,719	2,101	821	4,667
Mortgage-backed securities-multi-family	-	66,761	64,439	6,875	138,075
Corporate debt securities	-	-	1,018	453	1,471
Other securities	383	962	212	60	1,617
Total securities held-to-maturity	23,702	143,284	118,673	27,954	313,613
Total securities	$124,309	$160,573	$122,574	$28,885	$436,341
Weighted Average Yield	2.28%	2.65%	2.91%	3.37%	2.67%

Index
LOANS

Net loans receivable increased $81.3 million, or 11.5%, to $785.7 million at June 30, 2019 from $704.4 million at June 30, 2018.  The loan growth experienced during the year consisted primarily of $45.7 million in commercial real estate loans, $18.9 million in commercial loans, $9.6 million in multi-family real estate loans, and $12.0 million in residential real estate loans, partially offset by a $5.6 million decrease in construction loans.  The Company continues to experience loan growth as a result of continued growth in customer base within its newest markets in Ulster and Columbia counties, and its relationships with other financial institutions in originating loan participations.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Loan Portfolio Composition

Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential real estate	$267,802	33.55%	$255,848	35.75%	$245,331	38.67%	$234,992	44.23%	$226,648	50.28%
Residential construction and land	7,462	0.93	9,951	1.39	7,160	1.13	5,575	1.05	3,621	0.81
Multi-family	24,592	3.08	14,961	2.09	9,199	1.45	3,918	0.74	4,287	0.95
Commercial real estate	329,668	41.31	283,935	39.68	257,964	40.67	192,678	36.27	142,323	31.57
Commercial construction	36,361	4.56	39,366	5.50	28,430	4.48	20,159	3.79	8,936	1.98
Total real estate loans	665,885	83.43	604,061	84.41	548,084	86.40	457,322	86.08	385,815	85.59

Consumer loans
Home equity	23,185	2.91	21,919	3.06	21,076	3.32	20,893	3.93	21,019	4.66
Consumer installment(1)	5,481	0.69	5,017	0.70	4,790	0.76	4,350	0.82	4,123	0.92
Total consumer loans	28,666	3.60	26,936	3.76	25,866	4.08	25,243	4.75	25,142	5.58

Commercial loans	103,554	12.97	84,644	11.83	60,381	9.52	48,725	9.17	39,798	8.83

Total consumer loans and commercial loans	132,220	16.57	111,580	15.59	86,247	13.60	73,968	13.92	64,940	14.41

Total gross loans	798,105	100.00%	715,641	100.00%	634,331	100.00%	531,290	100.00%	450,755	100.00%

Less:
Allowance for loan losses	(13,200)		(12,024)		(11,022)		(9,485)		(8,142)
Deferred fees and costs	833		814		878		959		883

Total loans receivable, net	$785,738		$704,431		$624,187		$522,764		$443,496

(1)	Includes direct automobile loans (on both new and used automobiles) and personal loans.

Index
Loan Maturity Schedule
The following table sets forth certain information as of June 30, 2019 regarding the amount of loans maturing or re-pricing in The Bank of Greene County’s portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

(In thousands)	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total
Residential real estate	$6,350	$17,129	$37,974	$54,660	$151,689	$267,802
Residential construction and land	7,028	37	62	335	-	7,462
Multi-family	2,062	6,111	8,980	7,018	421	24,592
Commercial real estate	77,956	57,549	79,495	90,589	24,079	329,668
Commercial construction	35,676	685	-	-	-	36,361
Consumer loans	18,289	2,310	3,912	4,108	47	28,666
Commercial loans	40,184	12,383	15,949	31,028	4,010	103,554
Total loan portfolio	$187,545	$96,204	$146,372	$187,738	$180,246	$798,105

The total amount of the above loans that mature or are due after June 30, 2020 that have fixed interest rates is $372.6 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $238.0 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail above within the section Management of Interest Rate Risk.

Potential Problem Loans

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the “Substandard”, “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”  For further discussion regarding how management determines when a loan should be classified see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.  At June 30, 2019, The Bank of Greene County had $6.7 million of loans classified as substandard, and $10.4 million of loans designated as special mention.  No loans were classified as either doubtful or loss at June 30, 2019.

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

Index
Analysis of Nonaccrual Loans, Nonperforming Assets and Restructured Loans

The table below details additional information related to nonaccrual loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans:
Residential real estate	$2,474	$1,778	$1,240	$1,207	$1,087
Commercial real estate	598	1,147	1,452	1,899	2,964
Commercial construction	-	-	176	-	-
Home equity	452	298	218	18	169
Consumer installment	6	18	10	-	-
Commercial	108	276	476	202	388
Total nonaccrual loans	3,638	3,517	3,572	3,326	4,608

Accruing loans delinquent 90 days or more:
Residential real estate	-	62	69	77	84
Total accruing loans delinquent 90 days or more	-	62	69	77	84
Foreclosed real estate:
Residential real estate	53	119	-	61	847
Residential construction & land	-	-	-	65	-
Commercial real estate	-	-	799	244	-
Total foreclosed real estate	53	119	799	370	847

Total nonperforming assets	$3,691	$3,698	$4,440	$3,773	$5,539

Troubled debt restructuring:
Nonperforming (included above)	$531	$774	$932	$1,645	$2,002
Performing (accruing and excluded above)	1,368	1,557	916	934	965

Nonperforming assets to total assets	0.29%	0.32%	0.45%	0.43%	0.75%

Nonperforming loans to net loans	0.46%	0.51%	0.58%	0.65%	1.06%

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2019	2018	2017
Interest income that would have been recorded if loans had been performing in accordance with original terms	$257	$230	$227
Interest income that was recorded on nonaccrual loans	146	125	148

Index
The table below details additional information on impaired loans as of the dates indicated:

	For the years ended June 30,
(In thousands)	2019	2018	2017
Balance of impaired loans, with a valuation allowance	$2,000	$2,799	$2,071
Allowances relating to impaired loans included in allowance for loan losses	262	482	436
Balance of impaired loans, without a valuation allowance	1,894	1,349	1,181
Average balance of impaired loans for the years ended	3,982	3,955	3,335
Interest income recorded on impaired loans during the years ended	160	100	137

Nonperforming assets amounted to $3.7 million at June 30, 2019 and 2018, respectively.  Total impaired loans amounted to $3.9 million at June 30, 2019 compared to $4.1 million at June 30, 2018, a decrease of $254,000, or 6.1%.  The decrease in impaired loans was the result of partial charge-offs on residential loans.  Impaired loans include loans that have been modified in a troubled debt restructuring and are performing under the modified terms and have therefore been returned to performing status.

Loans on nonaccrual status totaled $3.6 million at June 30, 2019 of which $1.6 million were in the process of foreclosure.  At June 30, 2019, there were 12 residential loans in the process of foreclosure totaling $1.5 million. Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at June 30, 2019, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $175,000 of loans which were making payments pursuant to forbearance agreements.   Under the forbearance agreements, the customers have made arrangements with The Bank of Greene County to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, The Bank of Greene County has agreed not to continue foreclosure proceedings. Loans on nonaccrual status totaled $3.5 million at June 30, 2018 of which $1.9 million were in the process of foreclosure.  Included in nonaccrual loans were $1.3 million of loans which were less than 90 days past due at June 30, 2018, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due at June 30, 2018 were $128,000 of loans which were making payments pursuant to forbearance agreements.

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

Index
Analysis of allowance for loan losses activity

	At or for the Years Ended June 30,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance at the beginning of the period	$12,024	$11,022	$9,485	$8,142	$7,419
Charge-offs:
Residential real estate	287	141	90	-	390
Multi-family	-	-	-	-	-
Commercial real estate	74	-	39	162	133
Home equity	-	-	-	-	121
Consumer installment	374	318	270	245	236
Commercial loans	51	159	66	20	48
Total loans charged off	786	618	465	427	928

Recoveries:
Residential real estate	13	-	-	-	6
Commercial real estate	-	-	-	17	-
Consumer installment	137	85	88	78	61
Commercial loans	153	5	3	2	28
Total recoveries	303	90	91	97	95

Net charge-offs	483	528	374	330	833

Provisions charged to operations	1,659	1,530	1,911	1,673	1,556
Balance at the end of the period	$13,200	$12,024	$11,022	$9,485	$8,142

Net charge-offs to average loans outstanding	0.06%	0.08%	0.06%	0.07%	0.20%
Net charge-offs to nonperforming assets	13.09	14.28	8.42	8.75	15.04
Allowance for loan losses to nonperforming loans	362.84	335.96	302.72	278.72	173.53
Allowance for loan losses to total loans receivable	1.65	1.68	1.74	1.79	1.81
Net charge-offs to average assets	0.04	0.05	0.04	0.04	0.12

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	At June 30,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans
Residential real estate	$2,026	33.6%	$2,116	35.8%	$2,289	38.7%	$2,396	44.2%	$2,454	50.3%
Residential construction and land	87	0.9	114	1.4	89	1.1	75	1.1	50	0.8
Multi-family	180	3.1	162	2.1	43	1.4	22	0.7	40	0.9
Commercial real estate	7,110	41.3	5,979	39.6	5,589	40.7	4,541	36.3	3,699	31.6
Commercial construction	872	4.5	950	5.5	687	4.5	502	3.8	233	2.0
Home equity	314	2.9	317	3.1	234	3.3	309	3.9	314	4.7
Consumer installment	250	0.7	224	0.7	231	0.8	228	0.8	223	0.9
Commercial loans	2,361	13.0	2,128	11.8	1,680	9.5	1,412	9.2	1,129	8.8
Unallocated	-	-	34	-	180	-	-	-	-	-
Totals	$13,200	100.0%	$12,024	100.0%	$11,022	100.0%	$9,485	100.0%	$8,142	100.0%

Index
PREMISES AND EQUIPMENT

Premises and equipment amounted to $13.3 million at June 30, 2019 and 2018, respectively.  Purchases totaled $589,000 during the year ended June 30, 2019, consisting primarily of building improvements and equipment for a new branch located in Woodstock, New York.  Purchases totaled $324,000 during the year ended June 30, 2018, consisting primarily of building improvements and equipment for new branches located in Copake and Woodstock, NY.  Depreciation for the year ended June 30, 2019 totaled $638,000, compared to $635,000 for the year ended June 30, 2018.  There were no disposals of premises and equipment during the fiscal years ended June 30, 2019 and 2018.

PREPAID EXPENSES AND OTHER ASSETS

Other assets, consisting primarily of accrued interest receivable, foreclosed real estate and prepaid expenses, totaled $9.1 million at June 30, 2019, compared to $7.7 million at June 30, 2018, an increase of $1.4 million.  This increase was due to an increase of $713,000 in deferred taxes, accrued interest receivable of $796,000, and prepaid expenses of $43,000. The increase in accrued interest receivable was the result of the growth in interest-earning assets during the year ended June 30, 2019.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as FRE, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis. Upon transfer to FRE, if the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.  FRE totaled $53,000 at June 30, 2019, and consisted of one residential real estate property.

DEPOSITS

Total deposits increased to $1.1 billion at June 30, 2019 from $1.0 billion at June 30, 2018, an increase of $95.3 million, or 9.3%. This increase was partially the result of a $37.5 million increase in municipal deposits at Greene County Commercial Bank, primarily from continued growth in new account relationships as well as tax collection. NOW deposits increased $125.6 million, or 24.1%, and noninterest-bearing deposits increased $4.8 million, or 4.7% when comparing June 30, 2019 and 2018. These increases were partially offset by a decrease in money market deposits of $18.8 million, or 14.1%, certificates of deposit of $14.8 million, or 28.8%, and savings deposits of $1.4 million, or 1.0%, when comparing June 30, 2019 and 2018. Included within certificates of deposits were $15.0 million of brokered certificate of deposits at June 30, 2018.  At June 30, 2019, there were no brokered certificates of deposits.

	At June 30,
	2019		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Transaction and savings deposits:
Noninterest-bearing deposits	$107,469	9.6%	$102,694	10.0%	$95,929	11.2%
Certificates of deposit	36,542	3.3	51,317	5.0	53,742	6.3
Savings deposits	214,680	19.2	216,103	21.1	197,288	22.9
Money market deposits	114,915	10.2	133,753	13.0	119,806	13.9
NOW deposits	646,963	57.7	521,367	50.9	392,770	45.7
Total deposits	$1,120,569	100.0%	$1,025,234	100.0%	$859,535	100.0%

The amount of certificates of deposit by time remaining to maturity as of June 30, 2019 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Report.

BORROWINGS

Total borrowings from the Federal Home Loan Bank of New York (“FHLB”) increased $3.4 million to $21.6 million at June 30, 2019 compared to $18.2 million at June 30, 2018.  The Company had $8.0 million of overnight advances at June 30, 2019. The Company had no overnight advances at June 30, 2018. Long-term borrowings decreased $4.6 million to $13.6 million at June 30, 2019 from $18.2 million at June 30, 2018. The Company’s borrowing agreements are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Report.

Index
The table below details additional information related to short-term and long-term borrowings for the years ended June 30,

(Dollars in thousands)	2019	2018
Short-term borrowings
Average outstanding balance	$15,085	$2,953
Interest expense	365	47
Weighted average interest rate during the year	2.42%	1.62%
Weighted average interest rate at end of year	2.45%	2.11%

Long-term borrowings
Average outstanding balance	$15,107	$19,960
Interest expense	247	323
Weighted average interest rate during the year	1.64%	1.62%
Weighted average interest rate at end of year	1.68%	1.63%

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities, totaled $14.9 million at June 30, 2019, compared to $11.9 million at June 30, 2018, an increase of $3.0 million.  This increase was due primarily to increased accrued expenses for various employee benefit plans, including short-term and long-term incentive plans, and supplemental executive retirement plan. For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 10 Employee Benefits Plans and Note 11 Stock Based Compensation of this Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased $16.2 million to $112.4 million at June 30, 2019 from $96.2 million at June 30, 2018, as net income of $17.5 million was partially offset by dividends declared and paid of $2.0 million.  Other changes in equity consisted of a decrease in other comprehensive loss of $617,000.

Selected Equity Data:	At June 30,
	2019	2018
Shareholders’ equity to total assets, at end of period	8.85%	8.35%
Book value per share	$13.16	$11.27
Closing market price of common stock	$29.42	$33.90

	For the years ended June 30,
	2019	2018
Average shareholders’ equity to average assets	8.67%	8.34%
Dividend payout ratio[1]	19.51%	23.08%
Actual dividends paid to net income[2]	11.65%	10.59%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.0% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  Dividends were paid to the MHC during the quarter ended September 30, 2018. The MHC waived its right to receive dividends declared during all other quarters within the fiscal years ended June 30, 2018 and 2019. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Years Ended June 30, 2019 and 2018

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the years ended June 30, 2019 and 2018.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Fiscal Years Ended June 30,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Loans receivable[1]	$757,722	$35,050	4.63%	$670,499	$29,692	4.43%
Securities[2]	400,894	10,660	2.66	359,661	8,772	2.44
Interest-earning bank balances and federal funds	19,486	452	2.32	24,218	352	1.45
FHLB stock	2,099	146	6.96	1,723	112	6.50
Total interest-earning assets	1,180,201	46,308	3.92%	1,056,101	38,928	3.69%
Cash and due from banks	10,553			10,005
Allowance for loan losses	(12,561)			(11,367)
Other noninterest-earning assets	20,147			19,241
Total assets	$1,198,340			$1,073,980

Interest-Bearing Liabilities:
Savings and money market deposits	$331,377	$1,247	0.38%	$333,278	$1,081	0.32%
NOW deposits	578,719	3,964	0.69	481,524	2,219	0.46
Certificates of deposit	40,658	485	1.19	39,731	344	0.87
Borrowings	30,192	612	2.03	22,913	370	1.61
Total interest-bearing liabilities	980,946	6,308	0.64%	877,446	4,014	0.46%
Noninterest-bearing deposits	101,392			98,220
Other noninterest-bearing liabilities	12,108			8,774
Shareholders’ equity	103,894			89,540
Total liabilities and equity	$1,198,340			$1,073,980

Net interest income		$40,000			$34,914
Net interest rate spread			3.28%			3.23%
Net earnings assets	$199,255			$178,655
Net interest margin			3.39%			3.31%
Average interest-earning assets to average interest-bearing liabilities	120.31%			120.36%

[1]	Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Taxable-equivalent net interest income and net interest margin

	For the year ended June 30,
(Dollars in thousands)	2019	2018
Net interest income (GAAP)	$40,000	$34,914
Tax-equivalent adjustment(1)	1,999	2,223
Net interest income (fully taxable-equivalent)	$41,999	$37,137

Average interest-earning assets	$1,180,201	$1,056,101
Net interest margin (fully taxable-equivalent)	3.56%	3.52%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 21.0%, and 28.1% for federal income taxes and 3.98%, and 3.62% for New York State income taxes for the period ended June 30, 2019 and 2018, respectively.

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

	Years Ended June 30,
	2019 versus 2018			2018 versus 2017
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$3,978	$1,380	$5,358	$3,631	$177	$3,808
Securities[2]	1,057	831	1,888	1,450	(91)	1,359
Interest-earning bank balances and federal funds	(79)	179	100	258	56	314
FHLB stock	26	8	34	(42)	30	(12)
Total interest-earning assets	4,982	2,398	7,380	5,297	172	5,469

Interest-Bearing Liabilities:
Savings and money market deposits	(7)	173	166	121	-	121
NOW deposits	502	1,243	1,745	567	320	887
Certificates of deposit	8	133	141	(22)	46	24
Borrowings	133	109	242	(225)	130	(95)
Total interest-bearing liabilities	636	1,658	2,294	441	496	937
Net change in net interest income	$4,346	$740	$5,086	$4,856	$(324)	$4,532

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

As the above table shows, net interest income for the fiscal year ended June 30, 2019 has been affected most significantly by the increase in the volume and yield of loans and securities which has been partially offset by an increase in rate on interest-bearing liabilities. Net interest rate spread increased five basis points to 3.28% for the fiscal year ended June 30, 2019 as compared to 3.23% for the fiscal year ended June 30, 2018.  Net interest margin increased eight basis points to 3.39% for the fiscal year ended June 30, 2019 as compared to 3.31% for the fiscal year ended June 30, 2018.

INTEREST INCOME

Interest income for the year ended June 30, 2019 amounted to $46.3 million as compared to $38.9 million for the year ended June 30, 2018, an increase of $7.4 million, or 19.0%.  The increase in average loan and securities balances and the increase in yields on loans had the greatest impact on interest income when comparing the years ended June 30, 2019 and 2018.   Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $1.2 billion for the year ended June 30, 2019 as compared to $1.1 billion for the year ended June 30, 2018, an increase of $124.1 million, or 11.8%.   The yield earned on such assets increased 23 basis points to 3.92% for the year ended June 30, 2019 as compared to 3.69% for the year ended June 30, 2018.

Interest income earned on loans amounted to $35.1 million for the year ended June 30, 2019 as compared to $29.7 million for the year ended June 30, 2018.  Average loans outstanding increased $87.2 million, or 13.0%, to $757.7 million for the year ended June 30, 2019 as compared to $670.5 million for the year ended June 30, 2018.  The yield on such loans increased 20 basis points to 4.63% for the year ended June 30, 2019 as compared to 4.43% for the year ended June 30, 2018. At June 30, 2019, approximately 48.6% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.

Index
Interest income earned on securities (excluding FHLB stock) increased to $10.7 million for the year ended June 30, 2019 as compared to $8.8 million for the year ended June 30, 2018.  The average balance of securities increased $41.2 million to $400.9 million for the year ended June 30, 2019 as compared to $359.7 million for the year ended June 30, 2018.  The average yield on such securities increased 22 basis points to 2.66% for the year ended June 30, 2019 as compared to 2.44% for the year ended June 30, 2018.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.

Interest income earned on federal funds and interest-earning deposits amounted to $452,000 for the year ended June 30, 2019 as compared to $352,000 for the year ended June 30, 2018.  The average balance of federal funds and interest-earning deposits decreased $4.7 million when comparing the years ended June 30, 2019 and 2018.  Dividends on FHLB stock increased to $146,000 for the year ended June 30, 2019 as compared to $112,000 for the year ended June 30, 2018.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2019 amounted to $6.3 million as compared to $4.0 million for the year ended June 30, 2018, an increase of $2.3 million, or 57.5%.  This increase was the result of an increase in the average balance of interest-bearing liabilities, as well as higher rates paid on average deposits. Total average interest-bearing liabilities increased to $980.9 million for the year ended June 30, 2019 as compared to $877.4 million for the year ended June 30, 2018, an increase of $103.5 million, or 11.8%.  Much of this increase related to NOW accounts. The overall rate paid on interest-bearing liabilities increased 18 basis points to 0.64% for the year ended June 30, 2019 compared to 0.46% for the year ended June 30, 2018.

Interest expense paid on savings and money market accounts amounted to $1.2 million for the year ended June 30, 2019 as compared to $1.1 million for the year ended June 30, 2018, an increase of $166,000, or 15.4%. The rate paid on savings and money market accounts increased six basis points to 0.38% for the year ended June 30, 2019 as compared to 0.32% for the year ended June 30, 2018.  The average balance of savings and money market accounts decreased by $1.9 million to $331.4 million for the year ended June 30, 2019 as compared to $333.3 million for the year ended June 30, 2018.

Interest expense paid on NOW accounts amounted to $4.0 million and $2.2 million for the years ended June 30, 2019 and 2018, respectively.  The average balance of NOW accounts increased to $578.7 million for the year ended June 30, 2019 as compared to $481.5 million for the year ended June 30, 2018, an increase of $97.2 million.  The average rate paid on NOW accounts increased 23 basis points to 0.69% for the year ended June 30, 2019 as compared to 0.46% for the year ended June 30, 2018.

Interest expense paid on certificates of deposit amounted to $485,000 for the year ended June 30, 2019 as compared to $344,000 for the year ended June 30, 2018, an increase of $141,000.  The average rate paid on certificates of deposit increased 32 basis points to 1.19% for the year ended June 30, 2019 as compared to 0.87% for the year ended June 30, 2018.  The average balance on certificates of deposit increased to $40.7 million for the year ended June 30, 2019 as compared to $39.7 million for the year ended June 30, 2018.

Interest expense on borrowings amounted to $612,000 for the year ended June 30, 2019 as compared to $370,000 for the year ended June 30, 2018, as the average balance of borrowings increased $7.3 million to $30.2 million for the year ended June 30, 2019 as compared to $22.9 million for the year ended June 30, 2018. The average rate paid on borrowings increased 42 basis points to 2.03% from 1.61% during the period.  The increase in the average balance on borrowings was due to an increase in overnight borrowings with the Federal Home Loan Bank of New York.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. The level of provision increased during the period ended June 30, 2019 as a result of higher growth in average loan balances. Net loans grew $81.3 million during the year ended June 30, 2019 compared to $80.2 million for the year ended June 30, 2018, as the Company continues to focus on commercial lending.  Nonperforming loans amounted to $3.6 million at June 30, 2019 and 2018, respectively. At June 30, 2019 and June 30, 2018, respectively, nonperforming assets to total assets were 0.29% and 0.32% and nonperforming loans to net loans were 0.46% and 0.51%. Net charge-offs amounted to $483,000, and $528,000 for the years ended June 30, 2019 and 2018, respectively.  The level of allowance for loan losses to total loans receivable decreased to 1.65% at June 30, 2019 compared to 1.68% at June 30, 2018.  Despite the significant increases in net loans over the past two years, the level of nonperforming loans has remained stable and the level of charge-off activity has been low, which has led to this decrease in the allowance for loan losses to total loans receivable. We have not originated “no documentation” mortgage loans and our loan portfolio does not include any mortgage loans that we classify as sub-prime.

Index
NONINTEREST INCOME

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2019	2018	Amount	Percent
Service charges on deposit accounts	$4,117	$3,707	$410	11.06%
Debit card fees	2,624	2,362	262	11.09
Investment services	544	469	75	15.99
E-commerce fees	139	139	-	-
Other operating income	937	804	133	16.54
Total noninterest income	$8,361	$7,481	$880	11.76%

Noninterest income increased $880,000, or 11.8%, to $8.4 million for the year ended June 30, 2019 as compared to $7.5 million for the year ended June 30, 2018. This increase was primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards, as well as increased monthly or transactional service charges on deposit accounts. Investment services income also increased during the period due to higher sales volume of investment products.  The increase in other operating income was primarily the result of an increase in fee income related to loans.

NONINTEREST EXPENSE

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2019	2018	Amount	Percent
Salaries and employee benefits	$15,488	$13,350	$2,138	16.01%
Occupancy expense	1,722	1,579	143	9.06
Equipment and furniture expense	580	540	40	7.41
Service and data processing fees	2,149	2,080	69	3.32
Computer software, supplies and support	926	714	212	29.69
Advertising and promotion	461	354	107	30.23
FDIC insurance premiums	461	440	21	4.77
Legal and professional fees	1,146	956	190	19.87
Other	2,743	2,349	394	16.77
Total noninterest expense	$25,676	$22,362	$3,314	14.82%

Noninterest expense increased $3.3 million, or 14.8%, to $25.7 million for the year ended June 30, 2019 as compared to $22.4 million for year ended June 30, 2018. These increases in noninterest expense are primarily the result of an increase in salaries and employee benefits expenses as well as other operating costs resulting from the opening of a new branch located in Woodstock, New York and the addition of staffing in anticipation of opening of a new branch in Kinderhook - Valatie, New York. The increase was also the result of the addition of our new Corporate Cash Management Department, and growth within our lending department, customer service center, information technology department, BSA department, operations center, and investment center.  Also, other noninterest expense increased as a result of an increase in foreclosed real estate losses, fees related to correspondent bank activity, and a general increase in other expenses related to branch expansion and balance sheet growth.

INCOME TAXES

Provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 16.9% and 22.1% for the years ended June 30, 2019 and 2018, respectively.   The decrease in the effective tax rate for the year ended June 30, 2019 is primarily the result of the impact of the enactment of the TCJA in December 2017.  The TCJA permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017.  The statutory tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

Index
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

Greene County Bancorp, Inc.’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on Greene County Bancorp, Inc.’s operating, financing, lending and investing activities during any given period.  At June 30, 2019, cash and cash equivalents totaled $29.5 million, or 2.3% of total assets.

Greene County Bancorp, Inc.’s primary investing activities are the origination of residential and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $83.5 million and $82.6 million and purchases of securities totaled $191.3 million and $183.3 million for the years ended June 30, 2019 and 2018, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2019 and 2018, as Greene County Bancorp, Inc. originated loans for retention in its portfolio.

Greene County Bancorp, Inc. experienced a net increase in total deposits of $95.3 million and $165.7 million for the years ended June 30, 2019 and 2018, respectively.  The level of interest rates and products offered by local competitors are some factors affecting deposit flows.  The Company continues to benefit from consolidation of other depository institutions within its market area and has successfully launched several marketing campaigns aimed at different segments of the market.

Greene County Bancorp, Inc. monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in interest-earning deposits with the Federal Reserve Bank of New York.  In the event Greene County Bancorp, Inc. requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During the year ended June 30, 2019, The Bank of Greene County’s maximum borrowing from FHLB reached $96.0 million and the minimum amounted to $12.7 million.  The $21.6 million borrowing at June 30, 2019 consisted of $8.0 million of overnight borrowings and $13.6 million of long term borrowings with maturities ranging between 2019 through 2022.  The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.

Off-balance sheet arrangements. In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments to fund new loans and unused portions of lines of credit and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of June 30, 2019, are not necessarily indicative of future cash requirements. The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2019 and 2018:

(In thousands)	2019	2018
Unfunded loan commitments	$55,874	$36,624
Unused lines of credit	69,190	58,863
Total commitments	$125,064	$95,487

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit scheduled to mature in one year or less from June 30, 2019 totaled $18.2 million.  Based upon Greene County Bancorp, Inc.’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with Greene County Bancorp, Inc.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential and commercial real estate mortgage loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2019, there were $80.6 million of municipal letters of credit outstanding.

Index
Capital Resources. At June 30, 2019 and 2018, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 18. Regulatory Matters of this Report.  Shareholders’ equity represented 8.9% and 8.4% of total consolidated assets at June 30, 2019 and 2018, respectively.

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

UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth a summary of selected financial data at and for the years ended June 30, 2019 and 2018 and quarter ends within those years.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

The year ended June 30, 2019
Loans receivable, net	$724,526	$750,370	$763,285	$785,738
Deposits	1,002,461	1,009,220	1,139,778	1,120,569

Interest income	10,997	11,406	11,708	12,197
Interest expense	1,340	1,411	1,682	1,875
Net interest income	9,657	9,995	10,026	10,322
Provision for loan losses	354	354	350	601
Noninterest income	2,052	2,141	2,010	2,158
Noninterest expense	5,961	6,247	6,486	6,982
Income before provision for income taxes	5,394	5,535	5,200	4,897
Net income	4,380	4,584	4,356	4,164
Basic earnings per share	0.51	0.54	0.51	0.49
Diluted earnings per share	0.51	0.54	0.51	0.49

The year ended June 30, 2018
Loans receivable, net	$638,446	$663,873	$678,495	$704,431
Deposits	917,569	920,751	1,052,247	1,025,234

Interest income	9,089	9,420	9,876	10,543
Interest expense	919	960	1,016	1,119
Net interest income	8,170	8,460	8,860	9,424
Provision for loan losses	347	352	345	486
Noninterest income	1,740	1,887	1,859	1,995
Noninterest expense	4,893	5,312	5,782	6,375
Income before provision for income taxes	4,670	4,683	4,592	4,558
Net income	3,472	3,640	3,677	3,619
Basic earnings per share	0.41	0.43	0.43	0.42
Diluted earnings per share	0.41	0.43	0.43	0.42

Index
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

EVE Analysis.  Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents Greene County Bancorp, Inc.’s EVE.  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2019.  Assumptions made by Greene County Bancorp, Inc. relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2019.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between Greene County Bancorp, Inc.’s estimated value of assets and value of liabilities assuming no change in interest rates.

Index
The following sets forth Greene County Bancorp, Inc.’s EVE as of June 30, 2019.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change From Par	% Change From Par	EVE Ratio[1]	Change[2]
+300 bp	$161,998	$(26,015)	(13.84)%	13.42%	(109)	bps
+200 bp	174,714	(13,299)	(7.07)	14.12	(39)
+100 bp	184,097	(3,916)	(2.08)	14.52	1
PAR	188,013	-	-	14.51	-
-100 bp	187,053	(960)	(0.51)	14.13	(38)
-200 bp	181,274	(6,739)	(3.58)	13.42	(109)

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

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2019, Greene County Bancorp, Inc.’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest-earning assets were positive 24.67% and 24.46% respectively.

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

Greene County Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Michelle Plummer
Donald E. Gibson	Michelle Plummer, CPA, CGMA
President and Chief Executive Officer	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. (the “Company”) as of June 30, 2019 and 2018 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2019, expressed an unqualified opinion.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Bonadio & Co., LLP
Syracuse, New York

September 12, 2019

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 12, 2019

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on Internal Control over Financial Reporting
We have audited Greene County Bancorp’s (the Company’s) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated September 12, 2019, expressed an unqualified opinion.

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

/s/ Bonadio & Co., LLP
Syracuse, New York
September 12, 2019

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2019 and 2018
(In thousands, except share and per share amounts)

ASSETS	2019	2018
Total cash and cash equivalents	$29,538	$26,504

Long term certificates of deposit	2,875	2,385
Securities available-for-sale, at fair value	122,728	120,806
Securities held-to-maturity, at amortized cost (fair value $313,613 at June 30, 2019; $274,177 at June 30, 2018)	304,208	274,550
Equity securities, at fair value	253	217
Federal Home Loan Bank stock, at cost	1,759	1,545

Loans	798,105	715,641
Allowance for loan losses	(13,200)	(12,024)
Unearned origination fees and costs, net	833	814
Net loans receivable	785,738	704,431

Premises and equipment, net	13,255	13,304
Accrued interest receivable	5,853	5,057
Foreclosed real estate	53	119
Prepaid expenses and other assets	3,202	2,560
Total assets	$1,269,462	$1,151,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$107,469	$102,694
Interest-bearing deposits	1,013,100	922,540
Total deposits	1,120,569	1,025,234

Borrowings from Federal Home Loan Bank, short-term	8,000	-
Borrowings from Federal Home Loan Bank, long-term	13,600	18,150
Accrued expenses and other liabilities	14,924	11,903
Total liabilities	1,157,093	1,055,287

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 Outstanding – 8,537,814	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	101,774	86,213
Accumulated other comprehensive loss	(1,006)	(1,623)
Treasury stock, at cost 73,526 shares	(277)	(277)
Total shareholders’ equity	112,369	96,191
Total liabilities and shareholders’ equity	$1,269,462	$1,151,478

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2019, and 2018
(In thousands, except share and per share amounts)

	2019	2018
Interest income:
Loans	$35,050	$29,692
Investment securities - taxable	798	704
Mortgage-backed securities	4,285	3,610
Investment securities - tax exempt	5,723	4,570
Interest-bearing deposits and federal funds sold	452	352
Total interest income	46,308	38,928

Interest expense:
Interest on deposits	5,696	3,644
Interest on borrowings	612	370
Total interest expense	6,308	4,014

Net interest income	40,000	34,914
Provision for loan losses	1,659	1,530
Net interest income after provision for loan losses	38,341	33,384

Noninterest income:
Service charges on deposit accounts	4,117	3,707
Debit card fees	2,624	2,362
Investment services	544	469
E-commerce fees	139	139
Other operating income	937	804
Total noninterest income	8,361	7,481

Noninterest expense:
Salaries and employee benefits	15,488	13,350
Occupancy expense	1,722	1,579
Equipment and furniture expense	580	540
Service and data processing fees	2,149	2,080
Computer software, supplies and support	926	714
Advertising and promotion	461	354
FDIC insurance premiums	461	440
Legal and professional fees	1,146	956
Other	2,743	2,349
Total noninterest expense	25,676	22,362

Income before provision for income taxes	21,026	18,503
Provision for income taxes	3,542	4,095
Net income	$17,484	$14,408

Basic earnings per share	$2.05	$1.69
Basic average shares outstanding	8,537,814	8,513,558
Diluted earnings per share	$2.05	$1.69
Diluted average shares outstanding	8,537,814	8,534,909
Dividends per share	$0.40	$0.39

See notes to consolidated financial statements

Index
 Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2019 and 2018
(In thousands)

	2019	2018
Net income	$17,484	$14,408
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net of income tax expense (benefit) of $331 and ($319), respectively	936	(659)

Pension actuarial (loss) gain, net of income tax (benefit) expense of ($108) and $58, respectively	(344)	163

Amortization of pension actuarial losses recognized in salaries and benefits, net of income taxes of $36 and $44, respectively	139	124

Total other comprehensive income (loss) net of taxes	731	(372)

Comprehensive income	$18,215	$14,036

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2019 and 2018
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2017	$861	$10,990	$73,072	$(992)	$(410)	$83,521
Options exercised		27			133	160
Dividends declared			(1,526)			(1,526)
Net income			14,408			14,408
Reclassification adjustment(1)			259	(259)		-
Other comprehensive loss, net of taxes				(372)		(372)
Balance at June 30, 2018	$861	$11,017	$86,213	$(1,623)	$(277)	$96,191
Impact of Adopting ASU 2016-01(2)			114	(114)		-
Dividends declared			(2,037)			(2,037)
Net income			17,484			17,484
Other comprehensive income, net of taxes				731		731
Balance at June 30, 2019	$861	$11,017	$101,774	$(1,006)	$(277)	$112,369

(1)
Adoption of Accounting Standard Update 2018-02, reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from newly enacted Federal corporate income tax rate from 34% to 21%.

(2)	See Note 1 Impact of Recent Accounting Pronouncements – cumulative effect of change in measurement of equity securities.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2019 and 2018
(In thousands)

	2019	2018
Cash flows from operating activities:
Net Income	$17,484	$14,408
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	638	635
Deferred income tax (benefit) expense	(967)	56
Net amortization of premiums and discounts	303	602
Net amortization of deferred loan costs and fees	495	508
Provision for loan losses	1,659	1,530
Net gain on equity securities	(36)	-
Net loss (gain) on sale of foreclosed real estate	35	(42)
Net increase in accrued income taxes	109	1,774
Net increase in accrued interest receivable	(796)	(1,024)
Net increase in prepaid expenses and other assets	(43)	(382)
Net increase in accrued expenses and other liabilities	2,744	2,607
Net cash provided by operating activities	21,625	20,672

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	105,479	63,540
Purchases of securities	(108,958)	(97,725)
Principal payments on securities	2,793	3,617
Securities held-to-maturity:
Proceeds from maturities	25,785	18,444
Purchases of securities	(82,365)	(85,568)
Principal payments on securities	26,650	15,852
Net (purchase) redemption of Federal Home Loan Bank Stock	(214)	586
Purchase of long term certificate of deposit	(735)	(735)
Maturity of long term certificate of deposit	245	495
Net increase in loans receivable	(83,495)	(82,563)
Proceeds from sale of foreclosed real estate	65	1,003
Purchases of premises and equipment	(589)	(324)
Net cash used in investing activities	(115,339)	(163,378)

Cash flows from financing activities:
Net decrease (increase) in short-term FHLB advances	8,000	(6,900)
Proceeds from long-term FHLB advances	950	-
Repayment of long-term FHLB advances	(5,500)	(4,500)
Payment of cash dividends	(2,037)	(1,526)
Proceeds from issuance of stock options	-	160
Net increase in deposits	95,335	165,699
Net cash provided by financing activities	96,748	152,933

Net increase in cash and cash equivalents	3,034	10,227
Cash and cash equivalents at beginning of year	26,504	16,277
Cash and cash equivalents at end of year	$29,538	$26,504

Non-cash investing activities:
Foreclosed loans transferred to other real estate	$34	$273
Cash paid during period for:
Interest	$6,286	$4,018
Income taxes	$4,400	$2,325

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

Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries.  At June 30, 2019, The Bank of Greene County has 15 full-service offices and an operations center located in its market area consisting of the Hudson Valley of New York.  The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by The Bank of Greene County are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.  Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of Greene County Bancorp, Inc., incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

Index
A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  During the years ended June 30, 2019 and 2018, The Bank of Greene County elected to utilize the IRS DBLA test and satisfied the requirements of this test at and for the years ended June 30, 2019 and 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions, investments (with original maturity of three months or less), and overnight federal funds sold.  The amounts of interest-bearing deposits included as cash equivalents at June 30, 2019 and 2018 were $19.3 million and $16.7 million, respectively.

Securities

Greene County Bancorp, Inc. has classified its investments in debt securities as either available-for-sale or held-to-maturity.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income (loss) component of shareholders’ equity, net of applicable income taxes.  Held-to-maturity securities are those debt securities which management has the intent the ability to hold to maturity and are reported at amortized cost.  The Company does not have trading securities in its portfolio. Equity securities are measured at fair value with changes in the fair value recognized through net income.

Realized gains or losses on security transactions are reported in earnings and computed using the specific identification cost basis.  Fair values of securities are based on quoted market prices, where available.  Valuation of securities is further described in Note 17, Fair Value Measurements and Fair Value of Financial Instruments.  Amortization of bond premiums and accretion of bond discounts are amortized over the expected life of the securities using the interest method.

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

Index
Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock.  From time to time, Greene County Bancorp, Inc. may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to Greene County Bancorp, Inc.’s earnings per share, book value per share and general market and economic factors.  The Company has a stock repurchase program which allows for the repurchase of up to 184,692 shares. As of June 30, 2019, 124,956 shares had been repurchased under this plan.   The Company currently does not intend to repurchase any additional shares under this stock repurchase program. For more information regarding these plans see Note 11, Stock-Based Compensation of this Report.  No repurchases of stock were made during the years ended June 30, 2019 and 2018.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the years ended June 30, 2019 and 2018.

Advertising

Greene County Bancorp, Inc. follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $461,000 and $354,000 for the years ended June 30, 2019 and 2018, respectively.

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

Earnings Per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations. See Note 12 for calculation of EPS.

Index
Impact of Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The following accounting standards have been adopted in the first quarter of the fiscal year ending June 30, 2019:

On July 1, 2018, Greene County Bancorp, Inc. adopted Accounting Standard Update (“ASU”) 2014-09 amending guidance on “Revenue from Contracts with Customers (Topic 606)”.  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU replaces most existing revenue recognition guidance under GAAP.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, which include service charges on deposits, interchange income, investment services fees and gains (losses) from the transfer of other real estate owned.  Further details regarding the revenue recognition of these revenue streams is provided in Note 9 to these Consolidated Financial Statements.

On July 1, 2018, Greene County Bancorp, Inc. adopted ASU 2016-01 amending guidance on “Financial Instruments (Subtopic 825-10)”.  This amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  These amendments require equity securities to be measured at fair value with changes in the fair value to be recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. As of June 30, 2018, the Company had several small equity investments with a cost of $62,000 and a fair value of $217,000.  On July 1, 2018, the Company recorded a cumulative-effect adjustment to increase retained earnings in the amount of $114,000 representing the unrealized gain, net of tax, on these equity securities.  Changes in fair value during the three and nine months ended March 31, 2019 have been recognized in net income.  ASU 2016-01 also emphasized the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans as part of adopting this standard. See Note 17, Fair Value Measurements and Fair Value of Financial Instruments, for further information.

On July 1, 2018, Greene County Bancorp, Inc. adopted ASU 2017-07 amending guidance on “Compensation - Retirement Benefits (Topic 715)” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described.  If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  Prior to adoption of this update, the Company presented all components of net periodic pension cost in “salaries and employee benefits” on its income statement.  The Company is presenting all components of net period pension cost in “other expense” for the three and nine months ended March 31, 2019 and 2018, as the Company’s defined pension plan does not have a service cost component since the plan was frozen in 2006.  Further details regarding the Company’s net periodic pension cost are provided in Note 10 to these Consolidated Financial Statements.

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

Index
In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13. The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this Update.  At this time, we have not calculated the estimated impact that this Update will have on our Allowance for Loan Losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance.  A vendor has been selected and alternative methodologies are currently being considered.  Data requirements and integrity are being reviewed and enhancements incorporated into standard processes.  On August 15, 2019, FASB proposed an ASU to topic 326, Financial Instruments – Credit Losses which would amend the implementation effective date for Small Report Companies, such as the Company, for fiscal years beginning after December 15, 2022.   The Company is in the early stages of evaluation and implementation of the guidance.

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

Note 2.  Balances at other banks

The Bank of Greene County is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The amount of this reserve requirement, included in cash and due from banks, was $3.3 million and $2.9 million at June 30, 2019 and 2018, respectively.

Index
Note 3.  Securities

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2019, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities as determined by management’s analysis at the time of purchase.  The Company generally does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

Securities at June 30, 2019 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,522	$31	$-	$5,553
State and political subdivisions	95,782	788	-	96,570
Mortgage-backed securities-residential	2,634	31	20	2,645
Mortgage-backed securities-multi-family	16,151	259	-	16,410
Corporate debt securities	1,513	37	-	1,550
Total securities available-for-sale	121,602	1,146	20	122,728
Securities held-to-maturity:
U.S. government sponsored enterprises	9,249	1	14	9,236
State and political subdivisions	152,358	6,212	23	158,547
Mortgage-backed securities-residential	4,570	97	-	4,667
Mortgage-backed securities-multi-family	134,970	3,122	17	138,075
Corporate debt securities	1,478	18	25	1,471
Other securities	1,583	34	-	1,617
Total securities held-to-maturity	304,208	9,484	79	313,613
Total securities	$425,810	$10,630	$99	$436,341

Index
Securities at June 30, 2018 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,543	$18	$30	$5,531
State and political subdivisions	92,052	204	1	92,255
Mortgage-backed securities-residential	3,332	13	98	3,247
Mortgage-backed securities-multi-family	18,249	64	244	18,069
Corporate debt securities	1,771	-	67	1,704
Total securities available-for-sale	120,947	299	440	120,806
Securities held-to-maturity:
U.S. government sponsored enterprises	9,245	-	278	8,967
State and political subdivisions	136,335	3,091	532	138,894
Mortgage-backed securities-residential	6,472	72	7	6,537
Mortgage-backed securities-multi-family	118,780	123	2,845	116,058
Corporate debt securities	1,466	11	9	1,468
Other securities	2,252	16	15	2,253
Total securities held-to-maturity	274,550	3,313	3,686	274,177
Total securities	$395,497	$3,612	$4,126	$394,983

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019.

	Less Than 12 Months			More Than 12 Months			Total

(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$856	$20	1	$-	$-	-	$856	$20	1
Total securities available-for-sale	856	20	1	-	-	-	856	20	1
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	-	1,986	14	1	1,986	14	1
State and political subdivisions	3,541	17	22	2,111	6	13	5,652	23	35
Mortgage-backed securities-multi-family	1,250	6	1	3,799	11	3	5,049	17	4
Corporate debt securities	-	-	-	452	25	1	452	25	1
Total securities held-to-maturity	4,791	23	23	8,348	56	18	13,139	79	41
Total securities	$5,647	$43	24	$8,348	$56	18	$13,995	$99	42

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

Management evaluated these securities considering the factors as outlined in Note 1 of these consolidated financial statements, and based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2019 or 2018. During the years ended June 30, 2019 and 2018, there were no sales of securities and no gains or losses were recognized.  There were no other-than-temporary impairment losses recognized during the years ended June 30, 2019 and 2018.

The estimated fair values of debt securities at June 30, 2019, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$99,795	$100,607
After one year through five years	767	779
After five years through ten years	2,255	2,287
After ten years	-	-
Total available-for-sale debt securities	102,817	103,673
Mortgage-backed and asset-backed securities	18,785	19,055
Total available-for-sale securities	121,602	122,728

Held-to-maturity debt securities
Within one year	23,317	23,676
After one year through five years	72,777	74,804
After five years through ten years	49,864	52,133
After ten years	18,710	20,258
Total held-to-maturity debt securities	164,668	170,871
Mortgage-backed	139,540	142,742
Total held-to-maturity securities	304,208	313,613
Total securities	$425,810	$436,341

Index
As of June 30, 2019 and 2018, respectively, securities with an aggregate fair value of $425.7 million and $383.0 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of June 30, 2019 and 2018, securities with an aggregate fair value of $1.5 million and $1.7 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the years ended June 30, 2019 or 2018.

Note 4.  Loans

Loan segments and classes at June 30, 2019 and 2018 are summarized as follows:

	At June 30,
(In thousands)	2019	2018
Residential real estate:
Residential real estate	$267,802	$255,848
Residential construction and land	7,462	9,951
Multi-family	24,592	14,961
Commercial real estate:
Commercial real estate	329,668	283,935
Commercial construction	36,361	39,366
Consumer loan:
Home equity	23,185	21,919
Consumer installment	5,481	5,017
Commercial loans	103,554	84,644
Total gross loans	798,105	715,641
Allowance for loan losses	(13,200)	(12,024)
Deferred fees and costs	833	814
Loans receivable, net	$785,738	$704,431

At June 30, 2019 and 2018, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

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

Index
Loan balances by internal credit quality indicator as of June 30, 2019 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$264,138	$874	$86	$2,704	$267,802
Residential construction and land	7,462	-	-	-	7,462
Multi-family	22,544	137	1,835	76	24,592
Commercial real estate	318,703	616	7,435	2,914	329,668
Commercial construction	36,259	-	-	102	36,361
Home equity	22,392	20	-	773	23,185
Consumer installment	5,461	14	-	6	5,481
Commercial loans	102,103	261	1,082	108	103,554
Total gross loans	$779,062	$1,922	$10,438	$6,683	$798,105

Loan balances by internal credit quality indicator as of June 30, 2018 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$252,811	$577	$88	$2,372	$255,848
Residential construction and land	9,951	-	-	-	9,951
Multi-family	12,743	-	2,132	86	14,961
Commercial real estate	273,077	317	8,994	1,547	283,935
Commercial construction	39,190	-	-	176	39,366
Home equity	21,170	128	-	621	21,919
Consumer installment	4,969	30	-	18	5,017
Commercial loans	83,148	195	457	844	84,644
Total gross loans	$697,059	$1,247	$11,671	$5,664	$715,641

The Company had no loans classified Doubtful or Loss at June 30, 2019 or 2018.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Loans on nonaccrual status totaled $3.6 million at June 30, 2019 of which $1.6 million were in the process of foreclosure.  At June 30, 2019, there were 12 residential loans in the process of foreclosure totaling $1.5 million.  Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at June 30, 2019, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $175,000 of loans which were making payments pursuant to forbearance agreements. Loans on nonaccrual status totaled $3.5 million at June 30, 2018 of which $1.9 million were in the process of foreclosure. At June 30, 2018, there were 11 residential loans in the process of foreclosure totaling $1.2 million. Included in nonaccrual loans were $1.3 million of loans which were less than 90 days past due at June 30, 2018, but have a recent history of delinquency greater than 90 days past due.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2019:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,144	$870	$1,385	$4,399	$263,403	$267,802	$2,474
Residential construction and land	-	-	-	-	7,462	7,462	-
Multi-family	1	137	-	138	24,454	24,592	-
Commercial real estate	280	1,108	102	1,490	328,178	329,668	598
Commercial construction	-	-	-	-	36,361	36,361	-
Home equity	16	136	309	461	22,724	23,185	452
Consumer installment	32	14	6	52	5,429	5,481	6
Commercial loans	430	342	28	800	102,754	103,554	108
Total gross loans	$2,903	$2,607	$1,830	$7,340	$790,765	$798,105	$3,638

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2018:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$1,617	$458	$1,211	$3,286	$252,562	$255,848	$1,778
Residential construction and land	-	-	-	-	9,951	9,951	-
Multi-family	-	-	-	-	14,961	14,961	-
Commercial real estate	1,568	487	568	2,623	281,312	283,935	1,147
Commercial construction	-	-	-	-	39,366	39,366	-
Home equity	38	128	299	465	21,454	21,919	298
Consumer installment	3	30	8	41	4,976	5,017	18
Commercial loans	250	195	182	627	84,017	84,644	276
Total gross loans	$3,476	$1,298	$2,268	$7,042	$708,599	$715,641	$3,517

The Bank of Greene County had no accruing loans delinquent 90 days or more at June 30, 2019 and $62,000 at June 30, 2018.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans:

(In thousands)	2019	2018
Interest income that would have been recorded if loans had been performing in accordance with original terms	$257	$230
Interest income that was recorded on nonaccrual loans	146	125

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2019			For the year ended June 30, 2019
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$727	$727	$-	$170	$20
Commercial real estate	717	717	-	915	57
Commercial Construction	-	-	-	34	-
Home equity	309	309	-	288	-
Commercial loans	141	141	-	150	-
Impaired loans with no allowance	1,894	1,894	-	1,557	77

With an allowance recorded:
Residential real estate	1,420	1,420	188	1,809	61
Commercial real estate	-	-	-	91	-
Commercial construction	102	102	2	111	-
Home equity	348	348	59	338	19
Commercial Loans	130	130	13	76	3
Impaired loans with allowance	2,000	2,000	262	2,425	83

Total impaired:
Residential real estate	2,147	2,147	188	1,979	81
Commercial real estate	717	717	-	1,006	57
Commercial construction	102	102	2	145	-
Home equity	657	657	59	626	19
Commercial loans	271	271	13	226	3
Total impaired loans	$3,894	$3,894	$262	$3,982	$160

	As of June 30, 2018			For the year ended June 30, 2018
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$22	$22	$-	$2	$3
Commercial real estate	799	799	-	803	29
Home equity	181	181	-	182	-
Commercial loans	347	347	-	328	-
Impaired loans with no allowance	1,349	1,349	-	1,315	32

With an allowance recorded:
Residential real estate	1,922	1,922	332	1,731	52
Commercial real estate	379	379	60	409	-
Commercial construction	176	176	29	176	-
Home equity	322	322	61	324	16
Impaired loans with allowance	2,799	2,799	482	2,640	68

Total impaired loans:
Residential real estate	1,944	1,944	332	1,733	55
Commercial real estate	1,178	1,178	60	1,212	29
Commercial construction	176	176	29	176	-
Home equity	503	503	61	506	16
Commercial loans	347	347	-	328	-
Total impaired loans	$4,148	$4,148	$482	$3,955	$100

Index
The tables below detail loans that have been modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current outstanding Recorded Investment
For the year ended June 30, 2019
Commercial loans	1	$127	$131	$131
Residential	1	294	169	169

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current outstanding Recorded Investment
For the year ended June 30, 2018
Residential	1	$184	$184	$184
Home equity	1	325	325	322

There were two loans modified as a troubled debt restructuring during the year ended June 30, 2019.  During the year ended June 30, 2019, a commercial loan and residential loan were both modified to reduce the interest rate thereby reducing the monthly payments for the borrower.  The Company recognized a partial charge-off on this loan during the year ended June 30, 2019.  There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2019 or 2018 which have subsequently defaulted during the twelve months ended June 30, 2019 or 2018, respectively.

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

Index
	Activity for the year ended June 30, 2019
(In thousands)	Balance June 30, 2018	Charge-offs	Recoveries	Provision	Balance June 30, 2019
Residential real estate	$2,116	$287	$13	$184	$2,026
Residential construction and land	114	-	-	(27)	87
Multi-family	162	-	-	18	180
Commercial real estate	5,979	74	-	1,205	7,110
Commercial construction	950	-	-	(78)	872
Home equity	317	-	-	(3)	314
Consumer installment	224	374	137	263	250
Commercial loans	2,128	51	153	131	2,361
Unallocated	34	-	-	(34)	-
Total	$12,024	$786	$303	$1,659	$13,200

	Activity for the year ended June 30, 2018
(In thousands)	Balance June 30, 2017	Charge-offs	Recoveries	Provision	Balance June 30, 2018
Residential real estate	$2,289	$141	$-	$(32)	$2,116
Residential construction and land	89	-	-	25	114
Multi-family	43	-	-	119	162
Commercial real estate	5,589	-	-	390	5,979
Commercial construction	687	-	-	263	950
Home equity	234	-	-	83	317
Consumer installment	231	318	85	226	224
Commercial loans	1,680	159	5	602	2,128
Unallocated	180	-	-	(146)	34
Total	$11,022	$618	$90	$1,530	$12,024

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2019 Impairment Analysis		Ending Balance June 30, 2019 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$188	$1,838	$2,147	$265,655
Residential construction and land	-	87	-	7,462
Multi-family	-	180	-	24,592
Commercial real estate	-	7,110	717	328,951
Commercial construction	2	870	102	36,259
Home equity	59	255	657	22,528
Consumer installment	-	250	-	5,481
Commercial loans	13	2,348	271	103,283
Unallocated	-	-	-	-
Total	$262	$12,938	$3,894	$794,211

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2018 Impairment Analysis		Ending Balance June 30, 2018 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$332	$1,784	$1,944	$253,904
Residential construction and land	-	114	-	9,951
Multi-family	-	162	-	14,961
Commercial real estate	60	5,919	1,178	282,757
Commercial construction	29	921	176	39,190
Home equity	61	256	503	21,416
Consumer installment	-	224	-	5,017
Commercial loans	-	2,128	347	84,297
Unallocated	-	34	-	-
Total	$482	$11,542	$4,148	$711,493

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of June 30, 2019 and 2018:

(in thousands)	2019	2018
Residential real estate	$53	$119
Total foreclosed real estate	$53	$119

Note 5.  Premises and Equipment

A summary of premises and equipment at June 30, 2019 and 2018, is as follows:

(In thousands)	2019	2018
Land	$2,883	$2,883
Building and improvements	16,376	16,006
Furniture and equipment	4,639	4,420
Less: accumulated depreciation	(10,643)	(10,005)
Total premises and equipment	$13,255	$13,304

Note 6.  Deposits

Major classifications of deposits at June 30, 2019 and 2018 are summarized as follows:

(In thousands)	2019	2018
Noninterest-bearing deposits	$107,469	$102,694
Certificates of deposit	36,542	51,317
Savings deposits	214,680	216,103
Money market deposits	114,915	133,753
NOW deposits	646,963	521,367
Total deposits	$1,120,569	$1,025,234

Advance payments by borrowers for taxes and insurance totaling $8,279,000 and $7,597,000 at June 30, 2019 and 2018, respectively, are included in savings deposits.

Related party deposits were not material at June 30, 2019 and 2018.

Index
The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2019.

(In thousands)	3 Months or Less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000	$3,899	$3,281	$4,321	$12,455	$23,956
Certificates of deposit $100,000 or more	2,630	1,491	2,607	5,858	12,586
Total certificates of deposit	$6,529	$4,772	$6,928	$18,313	$36,542

The aggregate amount of certificates of deposit in denominations of $250,000 or more (the amount which exceeds the FDIC insurance limit) was $1,327,000 and $1,834,000 at June 30, 2019 and 2018, respectively.

Scheduled maturities of certificates of deposit at June 30, 2019 were as follows:

(In thousands)
The year ended June 30,
2020	$18,229
2021	8,945
2022	4,552
2023	1,591
2024	3,225
$36,542

Note 7.  Borrowings

At June 30, 2019, The Bank of Greene County had pledged approximately $317.0 million of its residential and commercial mortgage portfolios as collateral for borrowing and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $254.1 million at June 30, 2019, of which $21.6 million in borrowings and $80.6 million of stand-by letters of credit were outstanding at June 30, 2019.  There were $8.0 million of short-term or overnight borrowings outstanding at June 30, 2019.  There were no short-term borrowings outstanding at June 30, 2018.  Interest rates on short term borrowings are determined at the time of borrowing.  Long-term fixed rate, fixed term advances totaled $13.6 million at June 30, 2019, with a weighted average rate of 1.68% and a weighted average maturity of 18 months.  The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At June 30, 2019, $80.6 million of stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.  There were $40.0 million of stand-by letters of credit issued and outstanding at June 30, 2018.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2019, approximately $1.5 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at June 30, 2019 or 2018.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $10.0 million and two other financial institutions for $40.0 million.  Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At June 30, 2019 and 2018, there were no balances outstanding on any of these lines of credit.

Scheduled maturities of long-term borrowings at June 30, 2019 were as follows:

(In thousands)
Within the twelve months ended June 30,
2020	$6,000
2021	1,800
2022	5,800
$13,600

Index
Note 8.  Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss as of June 30, 2019 and 2018, respectively, are presented in the following table:

	Unrealized gain (losses) on securities available- for-sale	Unrealized losses on securities transferred to held to maturity	Pension benefits	Total
Balance - June 30, 2017	$612	$-	$(1,604)	$(992)
Other comprehensive (loss) income before reclassification	(659)	-	163	(496)
Amounts reclassified from accumulated other comprehensive income	-	-	124	124
Other comprehensive (loss) income for the year ended June 30, 2017	(659)	-	287	(372)
Reclassification of stranded tax effect	57	-	(316)	(259)
Balance - June 30, 2018	10	-	(1,633)	(1,623)
Other comprehensive (loss) income before reclassification	936	-	(344)	592
Amounts reclassified from accumulated other comprehensive income	-	-	139	139
Other comprehensive (loss) income for the year ended June 30, 2018	936	-	(205)	731
Impact of adopting ASU 2016-01	(114)	-	-	(114)
Balance - June 30, 2019	$832	$-	$(1,838)	$(1,006)

Note 9. Revenue from Contract with Customers

The majority of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following table presents revenues subject to ASC 606 for the years ended June 30, 2019 and 2018, respectively.

(In thousands)	2019	2018
Service charges on deposit accounts
Insufficient funds fees	$3,694	$3,324
Deposit related fees	155	153
ATM/point of sale fees	268	230
Total service charges	4,117	3,707
Interchange fee income
Debit card interchange fees	2,624	2,362
E-commerce fee income
E-commerce fees	139	139
Investment services income
Investment services	544	469
Sales of assets
Net (loss) gain on sale of foreclosed real estate	(35)	42

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

Note 10.  Employee Benefit Plans

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

Information regarding the single-employer defined benefit pension plan at June 30, 2019 and 2018 is as follows:

(In thousands)
Change in projected benefit obligation:	2019	2018
Benefit obligation at beginning of period	$5,410	$5,867
Interest cost	215	219
Actuarial gain (loss)	579	(250)
Benefits paid	(339)	(426)
Benefit obligation at June 30	5,865	5,410

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	4,851	5,058
Actual return on plan assets	397	219
Employer contributions	230	-
Benefits paid	(339)	(426)
Fair value of plan assets at June 30	5,139	4,851
Underfunded status at June 30 included in other liabilities	$726	$559

The Company does not anticipate that it will make any contributions during the year ended June 30, 2020.

Index
The components of net periodic pension costs related to the defined benefit pension plan for the years ended June 30, 2019 and 2018 were as follows:

(In thousands)	2019	2018
Interest cost	$215	$219
Expected return on plan assets	(235)	(247)
Amortization of net loss	139	168
Net periodic pension expense	$119	$140

The accumulated benefit obligation for the pension plan was $5.9 million and $5.4 million at June 30, 2019 and 2018, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive loss during the years ended June 30, 2019 and 2018 consisted of the following:

(In thousands)	2019	2018
Actuarial loss (gain) on plan assets and benefit obligations	$277	$(389)
Deferred tax expense	72	(102)
Net change in plan assets and benefit obligations recognized in other comprehensive income	$205	$(287)

Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2019 and 2018 are as follows:

(In thousands)
Other liabilities:	2019	2018
Projected benefit obligation in excess of fair value of pension plan	$726	$559
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(1,838)	$(1,633)

The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2019	2018
Discount rate	3.41%	4.09%
Net periodic pension expense:
Amortization period, in years	12	12
Discount rate	4.09%	3.81%
Expected long-term rate of return on plan assets	5.00%	5.00%

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

The weighted average asset allocation and fair value of our pension plan assets at June 30, 2019 and 2018 was as follows:

(Dollars in thousands)	2019 Fair Value		2018 Fair Value

Money market accounts	$-	-%	$-	-%
Mutual funds	5,139	100.0	4,851	100.0
Total plan assets	$5,139	100.0%	$4,851	100.0%

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

Index
The amortization of accumulated other comprehensive income associated with the single employer defined benefit pension plan for the year ended June 30, 2020 is expected to be $158,000.

Expected benefit payments under the pension plan over the next ten years at June 30, 2019 are as follows:

(In thousands)
2020	$221
2021	227
2022	230
2023	230
2024	230
2025-2029	1,225

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 50% of their total compensation on a pre-tax basis.    The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  Company contributions associated with the contribution plan amounted to $318,000 and $247,000 in the years ended June 30, 2019 and 2018, respectively.

Employee Stock Ownership Plan (“ESOP”)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after three years of service.  During the years ended June 30, 2019 and 2018, the Board of Directors authorized the payment of $130,000 and $120,000, respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2019 and 2018, respectively.  ESOP expense was $127,100 and $115,000 for the years ended June 30, 2019 and 2018, respectively.  There were no unearned shares at June 30, 2019 or 2018.

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

The net periodic pension costs related to the SERP for the years ended June 30, 2019 and 2018 were $916,000 and $686,000, respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $5.0 million and $3.9 million as of June 30, 2019 and June 30, 2018, respectively, and is included in accrued expenses and other liabilities.

Index
Note 11.  Stock-Based Compensation

Stock Option Plan

Greene County Bancorp, Inc. had a stock-based compensation plan (the “2008 Option Plan”) which allowed the Company to issue up to 360,000 options and stock appreciation rights.  In 2008, the Board of Directors granted 329,000 options and stock appreciation rights (in tandem) to buy stock under the 2008 Option Plan at an exercise price of $6.25, the fair value of the stock on that date.  These options had a 10-year term and vested over a three year period upon meeting specific earnings performance goals.  During the year ended June 30, 2018, the remaining 37,770 options that were outstanding at June 30, 2017 were exercised. The total intrinsic value of the options exercised during the year ended June 30, 2018 was approximately $997,000.  The 2008 Option Plan expired in August 2019 and no new plans have been approved by the Board of Directors.

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. At June 30, 2019 and 2018, the Plan had 5,800,000 options authorized, respectively, of which, 4,159,882 and 3,567,182 options had been granted to date, respectively.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  The liability for the phantom stock option plan is re-measured at each reporting period based on the difference between the strike price and the current period end book value per share of the Company’s common stock, excluding accumulated other comprehensive income (loss).

A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2019 and 2018 is as follows:

	2019	2018
Number of options outstanding at beginning of year	1,634,160	1,522,720
Options granted	592,700	594,200
Options forfeited	(12,500)	(27,000)
Options paid in cash upon vesting	(502,760)	(455,760)
Number of options outstanding at period end	1,711,600	1,634,160

(In thousands)	2019	2018
Cash paid out on options vested	$1,745	$1,187
Compensation expense recognized	2,901	2,140

The total liability for the long-term incentive plan was $4.1 million and $3.0 million at June 30, 2019 and 2018, respectively, and is included in accrued expenses and other liabilities.

Index
Note 12.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2019 and 2018.
	2019	2018
Net Income	$17,484,000	$14,408,000
Weighted Average Shares – Basic	8,537,814	8,513,558
Effect of Dilutive Stock Options	-	21,351
Weighted Average Shares - Dilute	8,537,814	8,534,909

Earnings per share - Basic	$2.05	$1.69
Earnings per share - Diluted	$2.05	$1.69

Note 13.  Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2019 and 2018:

(In thousands)	2019	2018
Current expense:
Federal	$4,028	$3,819
State	481	220
Total current expense	4,509	4,039
Deferred (benefit) expense	(967)	56
Total provision for income taxes	$3,542	$4,095

The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2019 and 2018:

	2019	2018
Tax based on federal statutory rate	21.00%	28.10%
State income taxes, net of federal benefit	0.80	0.49
Tax-exempt income	(5.74)	(7.03)
Captive insurance premium income	(1.35)	(1.78)
Other, net	2.14	2.35
Total income tax expense	16.85%	22.13%

The components of the deferred tax assets and liabilities at June 30 were as follows:

(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$3,450	$3,142
Pension benefits	190	146
Other benefit plans	2,454	1,388
Total deferred tax assets	6,094	4,676

Deferred tax liabilities:
Depreciation	903	919
Loan costs	831	763
Real estate investment trust income	2,553	2,253
Unrealized gains on securities	345	3
Other	204	189
Total deferred tax liabilities	4,836	4,127
Net deferred tax asset included in prepaid expenses and other assets	$1,258	$549

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

As of June 30, 2019 and 2018, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months. At June 30, 2019, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve. As of June 30, 2019, tax years ended June 30, 2016 through June 30, 2018, remain open and are subject to Federal and New York State taxing authority examination.

Note 14.  Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2019 and 2018:

(In thousands)	2019	2018
Unfunded loan commitments	$55,874	$36,624
Unused lines of credit	69,190	58,863
Total commitments	$125,064	$95,487

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

Index
Risk Participation Agreements

Risk participation agreements (“RPAs”) are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment.

RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at June 30, 2019 or 2018.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $1.2 million at June 30, 2019, and had no credit exposures associated with risk participations-in at June 30, 2018. The current amount of credit exposure is spread out over three counterparties, and terms range between five to ten years.

Note 15. Operating Leases

The Bank of Greene County has non-cancelable lease commitments for six branch locations.  These leases include obligations for real estate taxes, insurance and maintenance expenses.  Total lease expense was $295,000 and $178,000 for the years ended June 30, 2019 and 2018, respectively.  Minimum non-cancelable lease commitments for future years ending June 30 are as follows:

(In thousands)

The year ended June 30,	Annual Lease Payments
2020	$296
2021	282
2022	261
2023	208
2024	216
Thereafter	776

Note 16.  Concentrations of Credit Risk

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

Note 17.  Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2019 and 2018 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
(In thousands)	June 30, 2019	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$5,553	$-	$5,553	$-
State and political subdivisions	96,570	-	96,570	-
Mortgage-backed securities-residential	2,645	-	2,645	-
Mortgage-backed securities-multi-family	16,410	-	16,410	-
Corporate debt securities	1,550	1,550	-	-
Securities available-for-sale	122,728	1,550	121,178	-
Equity securities	253	253	-	-
Total securities measured at fair value	$122,981	$1,803	$121,178	$-

		Fair Value Measurements Using
(In thousands)	June 30, 2018	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$5,531	$-	$5,531	$-
State and political subdivisions	92,255	-	92,255	-
Mortgage-backed securities-residential	3,247	-	3,247	-
Mortgage-backed securities-multi-family	18,069	-	18,069	-
Corporate debt securities	1,704	1,704	-	-
Securities available-for-sale	120,806	1,704	119,102	-
Equity securities	217	217	-	-
Total securities measured at fair value	$121,023	$1,921	$119,102	$-

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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Impaired loans	$2,335	$262	$2,073	$-	$-	$2,073
Foreclosed real estate	53	-	53	-	-	53

June 30, 2018
Impaired loans	$2,799	$482	$2,317	$-	$-	$2,317
Foreclosed real estate	119	-	119	-	-	119

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
June 30, 2019
Impaired Loans	$1,403	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-33.73%	24.48%
			Liquidation expenses(3)	3.98%-6.00%	4.53%
	670	Discounted cash flow	Discount rate	4.19%-8.66%	6.07%
Foreclosed real estate	53	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	10.41%	10.41%
June 30, 2018
Impaired loans	$1,687	Appraisal of collateral(1)	Appraisal adjustments(2)	26.58%-31.00%	28.17%
			Liquidation expenses(3)	4.14%-7.26%	5.07%
	630	Discounted cash flow	Discount rate	4.19%-6.63%	5.36%
Foreclosed real estate	119	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.99%-11.78%	9.92%

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

Index
The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2019 and 2018, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	June 30, 2019		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$29,538	$29,538	$29,538	$-	$-
Long term certificate of deposit	2,875	2,875	2,875	-	-
Securities available-for-sale	122,728	122,728	1,550	121,178	-
Securities held-to-maturity	304,208	313,613	-	313,613	-
Equity Securities	253	253	253	-	-
Federal Home Loan Bank stock	1,759	1,759	-	1,759	-
Net loans receivable	785,738	781,614	-	-	781,614
Accrued interest receivable	5,853	5,853	-	5,853	-
Deposits	1,120,569	1,120,632	-	1,120,632	-
Borrowings from Federal Home Loan Bank	21,600	21,534	-	21,534	-
Accrued interest payable	110	110	-	110	-

(In thousands)	June 30, 2018		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$26,504	$26,504	$26,504	$-	$-
Long term certificate of deposit	2,385	2,385	2,385	-	-
Securities available-for-sale	120,806	120,806	1,704	119,102	-
Securities held-to-maturity	274,550	274,177	-	274,177	-
Equity securities	217	217	217	-	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Net loans receivable	704,431	698,879	-	-	698,879
Accrued interest receivable	5,057	5,057	-	5,057	-
Deposits	1,025,234	1,025,302	-	1,025,302	-
Borrowings from Federal Home Loan Bank	18,150	17,755	-	17,755	-
Accrued interest payable	88	88	-	88	-

Note 18.  Regulatory Matters

The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Commercial Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  As of June 30, 2019, the most recent notification from regulators categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below). In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for The Bank of Greene County and Greene County Commercial Bank on January 1, 2015.  The capital conservation buffer requirement was phased in, increasing incrementally by 0.625% each year, beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective.  Management believes that, as of June 30, 2019, The Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of June 30, 2019:

Total risk-based capital	$118,113	15.8%	$59,842	8.0%	$74,802	10.0%	7.790%	2.50%
Tier 1 risk-based capital	108,716	14.5	44,881	6.0	59,842	8.0	8.534	2.50
Common equity tier 1 capital	108,716	14.5	33,661	4.5	48,621	6.5	10.034	2.50
Tier 1 leverage ratio	108,716	8.7	50,049	4.0	62,561	5.0	4.689	2.50

As of June 30, 2018:

Total risk-based capital	$102,549	15.5%	$53,024	8.0%	$66,280	10.0%	7.472%	1.875%
Tier 1 risk-based capital	94,148	14.2	39,768	6.0	53,024	8.0	8.205	1.875
Common equity tier 1 capital	94,148	14.2	29,826	4.5	43,082	6.5	9.705	1.875
Tier 1 leverage ratio	94,148	8.2	45,789	4.0	57,236	5.0	4.225	1.875

Greene County Commercial Bank
As of June 30, 2019:

Total risk-based capital	$47,366	47.4%	$7,996	8.0%	$9,996	10.0%	39.387%	2.50%
Tier 1 risk-based capital	47,366	47.4	5,997	6.0	7,996	8.0	41.387	2.50
Common equity tier 1 capital	47,366	47.4	4,498	4.5	6,497	6.5	42.887	2.50
Tier 1 leverage ratio	47,366	9.6	19,678	4.0	24,597	5.0	5.628	2.50

As of June 30, 2018:

Total risk-based capital	$40,286	47.1%	$6,837	8.0%	$8,546	10.0%	39.139%	1.875%
Tier 1 risk-based capital	40,286	47.1	5,128	6.0	6,837	8.0	41.139	1.875
Common equity tier 1 capital	40,286	47.1	3,846	4.5	5,555	6.5	42.639	1.875
Tier 1 leverage ratio	40,286	9.1	17,747	4.0	22,184	5.0	5.080	1.875

Index
Note 19.  Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. for the periods indicated.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
At June 30, 2019 and 2018
(In thousands)

ASSETS	2019	2018
Cash and cash equivalents	$2,176	$1,476
Investment in subsidiaries	110,182	94,681
Prepaid expenses and other assets	99	116
Total assets	$112,457	$96,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$88	$82
Total shareholders’ equity	112,369	96,191
Total liabilities and shareholders’ equity	$112,457	$96,273

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2019 and 2018
(In thousands)

	2019	2018
INCOME:
Equity in undistributed net income of subsidiaries	$14,770	$12,812
Dividend distributed by subsidiary	3,084	1,914
Interest-earning deposits	3	2
Total Income	17,857	14,728

OPERATING EXPENSES:
Legal fees	48	56
Other	325	264
Total operating expenses	373	320
Net income	$17,484	$14,408

Index
Greene County Bancorp, Inc.
Condensed Statements of Comprehensive Income
For the Years Ended June 30, 2019 and 2018
(In thousands)

	2019	2018
Net income	$17,484	$14,408
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net of income tax expense (benefit) of $331 and ($319), respectively	936	(659)

Pension actuarial (loss) gain, net of income tax (benefit) expense of ($108) and $58, respectively	(344)	163

Amortization of pension actuarial losses recognized in salaries and benefits, net of income taxes of $36 and $44, respectively	139	124

Total other comprehensive income (loss) net of taxes	731	(372)

Comprehensive income	$18,215	$14,036

Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2019 and 2018
(In thousands)

Cash flow from operating activities:	2019	2018
Net Income	$17,484	$14,408

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(14,770)	(12,812)
Net decrease in prepaid expenses and other assets	17	(63)
Net decrease (increase) in total liabilities	6	(6)
Net cash provided by operating activities	2,737	1,527

Cash flows from Investing Activities:
Investment in subsidiary	-	(700)
Net cash used by investing activities	-	(700)

Cash flows from financing activities:
Payment of cash dividends	(2,037)	(1,526)
Proceeds from exercise of stock options	-	160
Net cash used in financing activities	(2,037)	(1,366)
Net decrease in cash and cash equivalents	700	(539)
Cash and cash equivalents at beginning of year	1,476	2,015
Cash and cash equivalents at end of year	$2,176	$1,476

Index
Note 20.  Subsequent events

On July 17, 2019, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.11 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.44 per share which represents a 10.0% increase from the previous annual cash dividend rate of $0.40 per share. The dividend was payable to stockholders of record as of August 15, 2019, and was paid on August 30, 2019.  Greene County Bancorp, MHC waived its right to receive this dividend.

On July 22, 2019, Greene County Bancorp Inc. opened a new full service branch located at 2927 Route 9, Valatie, NY.  The Bank of Greene County now operates 16 full service branches.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2019 Proxy Statement is incorporated herein by reference.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) is incorporated herein by reference.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2019 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2019 Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of Greene County Bancorp, Inc.’s 2019 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2019 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Reports of Bonadio & Co., LLP are included in this Annual Report on Form 10-K:
Reports of Bonadio & Co., LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of June 30, 2019 and 2018
Consolidated Statements of Income for the years ended June 30, 2019, and 2018
Consolidated Statements of Comprehensive Income for the years ended June 30, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2019 and 2018
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data

(a)(2)	List of Financial Schedules

Not applicable

Index
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

21.0	Subsidiaries of Greene County Bancorp, Inc.
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

ITEM 16.	Form 10-K Summary

None.

Index
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 12, 2019	By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michelle M. Plummer
Michelle M. Plummer, CPA, CGMA
Executive Vice President,
Chief Operating Officer and Chief Financial Officer
Date:  September 12, 2019

By: /s/ Jay P. Cahalan
Jay P. Cahalan
Director
Date: September 12, 2019

By: /s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date:  September 12, 2019

By: /s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date:  September 12, 2019

By: /s/ Charles H. Schaefer
Charles H. Schaefer
Director
Date:  September 12, 2019

By: /s/ Paul Slutzky
Paul Slutzky
Director
Date:  September 12, 2019

By: /s/ Martin C. Smith
Martin C. Smith
Chairman of the Board
Date:  September 12, 2019