Form 10-Q
period 2019-09-30
GREENE COUNTY BANCORP INC
filed 2019-11-08
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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

Large accelerated filer ☐	Accelerated filer ☒	Emerging Growth Company ☐
Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

As of November 8, 2019, the registrant had 8,537,114 shares of common stock outstanding at $ 0.10 par value per share.

Index
GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At September 30, 2019 and June 30, 2019
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2019	June 30, 2019
Total cash and cash equivalents	$110,852	$29,538

Long term certificates of deposit	3,626	2,875
Securities available-for-sale, at fair value	159,263	122,728
Securities held-to-maturity, at amortized cost (fair value $315,322 at September 30, 2019; $313,613 at June 30, 2019)	304,582	304,208
Equity securities, at fair value	251	253
Federal Home Loan Bank stock, at cost	1,399	1,759

Loans	818,176	798,105
Allowance for loan losses	(13,444)	(13,200)
Unearned origination fees and costs, net	807	833
Net loans receivable	805,539	785,738

Premises and equipment, net	13,336	13,255
Accrued interest receivable	5,970	5,853
Foreclosed real estate	303	53
Prepaid expenses and other assets	4,599	3,202
Total assets	$1,409,720	$1,269,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$115,474	$107,469
Interest-bearing deposits	1,147,736	1,013,100
Total deposits	1,263,210	1,120,569

Borrowings from Federal Home Loan Bank, short-term	-	8,000
Borrowings from Federal Home Loan Bank, long-term	13,600	13,600
Accrued expenses and other liabilities	16,381	14,924
Total liabilities	1,293,191	1,157,093

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340; Outstanding – 8,537,814	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	106,205	101,774
Accumulated other comprehensive loss	(1,277)	(1,006)
Treasury stock, at cost 73,526 shares	(277)	(277)
Total shareholders’ equity	116,529	112,369
Total liabilities and shareholders’ equity	$1,409,720	$1,269,462

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)
(In thousands, except share and per share amounts)

	2019	2018
Interest income:
Loans	$9,405	$8,298
Investment securities - taxable	159	194
Mortgage-backed securities	1,244	1,114
Investment securities - tax exempt	1,602	1,360
Interest-bearing deposits and federal funds sold	198	31
Total interest income	12,608	10,997

Interest expense:
Interest on deposits	2,050	1,036
Interest on borrowings	58	304
Total interest expense	2,108	1,340

Net interest income	10,500	9,657
Provision for loan losses	551	354
Net interest income after provision for loan losses	9,949	9,303

Noninterest income:
Service charges on deposit accounts	1,125	1,037
Debit card fees	743	640
Investment services	145	115
E-commerce fees	35	37
Other operating income	218	223
Total noninterest income	2,266	2,052

Noninterest expense:
Salaries and employee benefits	3,942	3,478
Occupancy expense	466	402
Equipment and furniture expense	281	214
Service and data processing fees	574	495
Computer software, supplies and support	242	223
Advertising and promotion	116	120
FDIC insurance premiums	(39)	127
Legal and professional fees	279	329
Other	561	573
Total noninterest expense	6,422	5,961

Income before provision for income taxes	5,793	5,394
Provision for income taxes	930	1,014
Net income	$4,863	$4,380

Basic and diluted earnings per share	$0.57	$0.51
Basic and diluted average shares outstanding	8,537,814	8,537,814
Dividends per share	$0.11	$0.10

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018
Net Income	$4,863	$4,380
Other comprehensive loss:
Unrealized holding loss on available-for-sale securities, net of income tax benefit of ($96) and ($27), respectively	(271)	(76)

Total other comprehensive loss, net of taxes	(271)	(76)

Comprehensive income	$4,592	$4,304

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2018	$861	$11,017	$86,213	$(1,623)	$(277)	$96,191
Impact of Adopting ASU 2016-01(1)			114	(114)		-
Dividends declared			(854)			(854)
Net income			4,380			4,380
Other comprehensive loss, net of taxes				(76)		(76)
Balance at September 30, 2018	$861	$11,017	$89,853	$(1,813)	$(277)	$99,641

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2019	$861	$11,017	$101,774	$(1,006)	$(277)	$112,369
Dividends declared			(432)			(432)
Net income			4,863			4,863
Other comprehensive loss, net of taxes				(271)		(271)
Balance at September 30, 2019	$861	$11,017	$106,205	$(1,277)	$(277)	$116,529

(1)	See Note 9 Impact of Recent Accounting Pronouncements – cumulative effect of change in measurement of equity securities.

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018
Cash flows from operating activities:
Net Income	$4,863	$4,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175	154
Deferred income tax benefit	(380)	(388)
Net amortization of premiums and discounts	120	81
Net amortization of deferred loan costs and fees	143	110
Provision for loan losses	551	354
Net loss (gain) on equity securities	2	(15)
(Income) losses on sale of foreclosed real estate	(76)	9
Net increase in accrued income taxes	558	426
Net increase in accrued interest receivable	(117)	(380)
Net (increase) decrease in prepaid and other assets	(1,450)	255
Net increase (decrease) in other liabilities	1,428	(2,082)
Net cash provided by operating activities	5,817	2,904

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	30,178	32,825
Purchases of securities	(68,828)	(32,921)
Principal payments on securities	1,739	1,191
Securities held-to-maturity:
Proceeds from maturities	14,129	4,519
Purchases of securities	(21,466)	(23,918)
Principal payments on securities	6,852	13,102
Net redemption (purchase) of Federal Home Loan Bank Stock	360	(2,602)
Purchase of long term certificates of deposit	(751)	-
Net increase in loans receivable	(20,710)	(20,593)
Proceeds from sale of foreclosed real estate	41	65
Purchases of premises and equipment	(256)	(117)
Net cash used by investing activities	(58,712)	(28,449)

Cash flows from financing activities
Net (decrease) increase in short-term advances	(8,000)	58,800
Repayment of long-term FHLB advances	-	(1,000)
Payment of cash dividends	(432)	(854)
Net increase (decrease) in deposits	142,641	(22,773)
Net cash provided by financing activities	134,209	34,173

Net increase in cash and cash equivalents	81,314	8,628
Cash and cash equivalents at beginning of period	29,538	26,504
Cash and cash equivalents at end of period	$110,852	$35,132

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$215	$34
Cash paid during period for:
Interest	$2,094	$1,332
Income taxes	$752	$975

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three Months Ended September 30, 2019 and 2018

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2019 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three months ended September 30, 2019 and 2018 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2019, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   The Company had no reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2020.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three months ended September 30, 2019.

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

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries, The Bank of Greene County and Greene Risk Management, Inc.  The Bank of Greene County has 16 full-service offices, an operations center and lending center located in its market area within the Hudson Valley Region of New York State.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene Risk Management, Inc. is a pooled captive insurance company, which provides additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.  The Bank of Greene County also owns and operates two subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd. is a real estate investment trust, which holds mortgages and notes which were originated through and serviced by The Bank of Greene County.

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

(4)	Securities

Securities at September 30, 2019 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,517	$28	$-	$4,545
State and political subdivisions	120,630	346	-	120,976
Mortgage-backed securities-residential	8,589	51	19	8,621
Mortgage-backed securities-multi-family	20,256	323	1	20,578
Corporate debt securities	4,512	61	30	4,543
Total securities available-for-sale	158,504	809	50	159,263
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	-	12	1,988
State and political subdivisions	155,729	6,383	70	162,042
Mortgage-backed securities-residential	10,154	164	-	10,318
Mortgage-backed securities-multi-family	132,795	4,257	2	137,050
Corporate debt securities	1,480	12	28	1,464
Other securities	2,424	36	-	2,460
Total securities held-to-maturity	304,582	10,852	112	315,322
Total securities	$463,086	$11,661	$162	$474,585

Index
Securities at June 30, 2019 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,522	$31	$-	$5,553
State and political subdivisions	95,782	788	-	96,570
Mortgage-backed securities-residential	2,634	31	20	2,645
Mortgage-backed securities-multi-family	16,151	259	-	16,410
Corporate debt securities	1,513	37	-	1,550
Total securities available-for-sale	121,602	1,146	20	122,728
Securities held-to-maturity:
U.S. government sponsored enterprises	9,249	1	14	9,236
State and political subdivisions	152,358	6,212	23	158,547
Mortgage-backed securities-residential	4,570	97	-	4,667
Mortgage-backed securities-multi-family	134,970	3,122	17	138,075
Corporate debt securities	1,478	18	25	1,471
Other securities	1,583	34	-	1,617
Total securities held-to-maturity	304,208	9,484	79	313,613
Total securities	$425,810	$10,630	$99	$436,341

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  At September 30, 2019, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$3,078	$2	1	$803	$17	1	$3,881	$19	2
Mortgage-backed securities-multi-family	3,085	1	1	-	-	-	3,085	1	1
Corporate debt securities	2,970	30	5	-	-	-	2,970	30	5
Total securities available-for-sale	9,133	33	7	803	17	1	9,936	50	8
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	-	1,988	12	1	1,988	12	1
State and political subdivisions	10,966	58	94	2,424	12	16	13,390	70	110
Mortgage-backed securities-multi-family	2,764	2	2	-	-	-	2,764	2	2
Corporate debt securities	-	-	-	452	28	1	452	28	1
Total securities held-to-maturity	13,730	60	96	4,864	52	18	18,594	112	114
Total securities	$22,863	$93	103	$5,667	$69	19	$28,530	$162	122

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the three months ended September 30, 2019 or 2018. During the three months ended September 30, 2019 and 2018, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three months ended September 30, 2019 and 2018.

Index
The estimated fair values of debt securities at September 30, 2019, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$125,147	$125,521
After one year through five years	510	526
After five years through ten years	2,002	2,046
After ten years	2,000	1,971
Total available-for-sale debt securities	129,659	130,064
Mortgage-backed securities	28,845	29,199
Total available-for-sale securities	158,504	159,263

Held-to-maturity debt securities
Within one year	25,105	25,395
After one year through five years	74,861	76,755
After five years through ten years	43,093	45,660
After ten years	18,574	20,144
Total held-to-maturity debt securities	161,633	167,954
Mortgage-backed securities	142,949	147,368
Total held-to-maturity securities	304,582	315,322
Total debt securities	$463,086	$474,585

At September 30, 2019 and June 30, 2019, respectively, securities with an aggregate fair value of $460.9 million and $425.7 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  At September 30, 2019 and June 30, 2019, securities with an aggregate fair value of $4.5 million and $1.5 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2019 or 2018.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three months ended September 30, 2019 or 2018.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at September 30, 2019 and June 30, 2019 are summarized as follows:
(In thousands)	September 30, 2019	June 30, 2019
Residential real estate:
Residential real estate	$267,245	$267,802
Residential construction and land	8,377	7,462
Multi-family	25,021	24,592
Commercial real estate:
Commercial real estate	332,185	329,668
Commercial construction	48,751	36,361
Consumer loan:
Home equity	23,288	23,185
Consumer installment	5,677	5,481
Commercial loans	107,632	103,554
Total gross loans	818,176	798,105
Allowance for loan losses	(13,444)	(13,200)
Unearned origination fees and costs, net	807	833
Loans receivable, net	$805,539	$785,738

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

Loan balances by internal credit quality indicator at September 30, 2019 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$264,257	$496	$209	$2,283	$267,245
Residential construction and land	8,377	-	-	-	8,377
Multi-family	23,127	-	1,759	135	25,021
Commercial real estate	321,306	161	7,569	3,149	332,185
Commercial construction	43,957	-	4,692	102	48,751
Home equity	22,624	75	-	589	23,288
Consumer installment	5,659	18	-	-	5,677
Commercial loans	105,389	-	1,936	307	107,632
Total gross loans	$794,697	$750	$16,165	$6,564	$818,176

Index
Loan balances by internal credit quality indicator at June 30, 2019 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$264,138	$874	$86	$2,704	$267,802
Residential construction and land	7,462	-	-	-	7,462
Multi-family	22,544	137	1,835	76	24,592
Commercial real estate	318,703	616	7,435	2,914	329,668
Commercial construction	36,259	-	-	102	36,361
Home equity	22,392	20	-	773	23,185
Consumer installment	5,461	14	-	6	5,481
Commercial loans	102,103	261	1,082	108	103,554
Total gross loans	$779,062	$1,922	$10,438	$6,683	$798,105

The Company had no loans classified doubtful or loss at September 30, 2019 or June 30, 2019.  During the three months ended September 30, 2019 the Company downgraded a construction loan to special mention as a result of project cost overruns and several delinquent payments. At September 30, 2019, this loan was performing. Management continues to monitor this loan relationship closely.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2019 and June 30, 2019.  Loans on nonaccrual status totaled $3.5 million at September 30, 2019 of which $1.1 million were in the process of foreclosure. At September 30, 2019, there were 9 residential loans in the process of foreclosure totaling $938,000.  Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at September 30, 2019, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $150,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.6 million at June 30, 2019 of which $1.6 million were in the process of foreclosure.  At June 30, 2019, there were 12 residential loans in the process of foreclosure totaling $1.5 million.  Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at June 30, 2019, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans at September 30, 2019:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$1,906	$212	$986	$3,104	$264,141	$267,245	$2,026
Residential construction and land	-	-	-	-	8,377	8,377	-
Multi-family	-	-	134	134	24,887	25,021	134
Commercial real estate	1,083	474	114	1,671	330,514	332,185	847
Commercial construction	-	-	-	-	48,751	48,751	-
Home equity	124	75	243	442	22,846	23,288	268
Consumer installment	66	18	-	84	5,593	5,677	-
Commercial loans	174	-	237	411	107,221	107,632	247
Total gross loans	$3,353	$779	$1,714	$5,846	$812,330	$818,176	$3,522

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2019:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,144	$870	$1,385	$4,399	$263,403	$267,802	$2,474
Residential construction and land	-	-	-	-	7,462	7,462	-
Multi-family	1	137	-	138	24,454	24,592	-
Commercial real estate	280	1,108	102	1,490	328,178	329,668	598
Commercial construction	-	-	-	-	36,361	36,361	-
Home equity	16	136	309	461	22,724	23,185	452
Consumer installment	32	14	6	52	5,429	5,481	6
Commercial loans	430	342	28	800	102,754	103,554	108
Total gross loans	$2,903	$2,607	$1,830	$7,340	$790,765	$798,105	$3,638

The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2019 or June 30, 2019, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2019	2018
Interest income that would have been recorded if loans had been performing in accordance with original terms	$101	$71
Interest income that was recorded on nonaccrual loans	50	32

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	At September 30, 2019			For the three months ended September 30, 2019
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$674	$674	$-	$692	$30
Commercial real estate	697	697	-	704	7
Home equity	153	153	-	266	-
Commercial loans	135	135	-	137	-
Total impaired loans with no allowance	1,659	1,659	-	1,799	37

With an allowance recorded:
Residential real estate	830	830	91	1,087	24
Commercial construction	102	102	2	102	-
Home equity	321	321	73	330	5
Commercial loans	130	130	12	130	1
Total impaired loans with allowance	1,383	1,383	178	1,649	30

Total impaired:
Residential real estate	1,504	1,504	91	1,779	54
Commercial real estate	697	697	-	704	7
Commercial construction	102	102	2	102	-
Home equity	474	474	73	596	5
Commercial loans	265	265	12	267	1
Total impaired loans	$3,042	$3,042	$178	$3,448	$67

	At June 30, 2019			For the three months ended September 30, 2018
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$727	$727	$-	$7	$3
Commercial real estate	717	717	-	796	8
Home equity	309	309	-	224	-
Commercial loans	141	141	-	157	-
Impaired loans with no allowance	1,894	1,894	-	1,184	11

With an allowance recorded:
Residential real estate	1,420	1,420	188	1,855	23
Commercial real estate	-	-	-	365	-
Commercial construction	102	102	2	176	-
Home equity	348	348	59	322	4
Commercial Loans	130	130	13	-	-
Impaired loans with allowance	2,000	2,000	262	2,718	27

Total impaired:
Residential real estate	2,147	2,147	188	1,862	26
Commercial real estate	717	717	-	1,161	8
Commercial construction	102	102	2	176	-
Home equity	657	657	59	546	4
Commercial loans	271	271	13	157	-
Total impaired loans	$3,894	$3,894	$262	$3,902	$38

Index
There were no loans that have been modified as a troubled debt restructuring during the three months ended September 30, 2019 or 2018.   There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2019 or 2018 which have subsequently defaulted during the three months ended September 30, 2019 or 2018, respectively.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The Bank of Greene County considers smaller balance residential mortgages, home equity loans, commercial loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential, commercial mortgage and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller commercial loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made. Included within consumer installment loan charge-offs and recoveries are deposit accounts that have been overdrawn in excess of 60 days. With continued growth in the number of deposit accounts, charge-off activity within this category has also grown, as can be seen from the tables below. For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.

The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	Activity for the three months ended September 30, 2019
(In thousands)	Balance at June 30, 2019	Charge-offs	Recoveries	Provision	Balance at September 30, 2019
Residential real estate	$2,026	$53	$-	$(461)	$1,512
Residential construction and land	87	-	-	12	99
Multi-family	180	-	-	25	205
Commercial real estate	7,110	-	-	49	7,159
Commercial construction	872	-	-	419	1,291
Home equity	314	-	-	(7)	307
Consumer installment	250	109	24	154	319
Commercial loans	2,361	199	30	360	2,552
Total	$13,200	$361	$54	$551	$13,444

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance At September 30, 2019 Impairment Analysis		Ending Balance At September 30, 2019 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$91	$1,421	$1,504	$265,741
Residential construction and land	-	99	-	8,377
Multi-family	-	205	-	25,021
Commercial real estate	-	7,159	697	331,488
Commercial construction	2	1,289	102	48,649
Home equity	73	234	474	22,814
Consumer installment	-	319	-	5,677
Commercial loans	12	2,540	265	107,367
Unallocated	-	-	-	-
Total	$178	$13,266	$3,042	$815,134

	Activity for the three months ended September 30, 2018
(In thousands)	Balance at June 30, 2018	Charge-offs	Recoveries	Provision	Balance at September 30, 2018
Residential real estate	$2,116	$21	$13	$-	$2,108
Residential construction and land	114	-	-	2	116
Multi-family	162	-	-	9	171
Commercial real estate	5,979	-	-	44	6,023
Commercial construction	950	-	-	7	957
Home equity	317	-	-	-	317
Consumer installment	224	99	37	67	229
Commercial loans	2,128	-	-	5	2,133
Unallocated	34	-	-	220	254
Total	$12,024	$120	$50	$354	$12,308

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2019 Impairment Analysis		Ending Balance June 30, 2019 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$188	$1,838	$2,147	$265,655
Residential construction and land	-	87	-	7,462
Multi-family	-	180	-	24,592
Commercial real estate	-	7,110	717	328,951
Commercial construction	2	870	102	36,259
Home equity	59	255	657	22,528
Consumer installment	-	250	-	5,481
Commercial loans	13	2,348	271	103,283
Unallocated	-	-	-	-
Total	$262	$12,938	$3,894	$794,211

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at September 30, 2019 and June 30, 2019:

(in thousands)	September 30, 2019	June 30, 2019
Residential real estate	$303	$53
Total foreclosed real estate	$303	$53

Index
(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at September 30, 2019 and June 30, 2019 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,545	$-	$4,545	$-
State and political subdivisions	120,976	-	120,976	-
Mortgage-backed securities-residential	8,621	-	8,621	-
Mortgage-backed securities-multi-family	20,578	-	20,578	-
Corporate debt securities	4,543	4,543	-	-
Securities available-for-sale	159,263	$4,543	$154,720	-
Equity securities	251	251	-	-
Total securities measured at fair value	$159,514	$4,794	$154,720	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$5,553	$-	$5,553	$-
State and political subdivisions	96,570	-	96,570	-
Mortgage-backed securities-residential	2,645	-	2,645	-
Mortgage-backed securities-multi-family	16,410	-	16,410	-
Corporate debt securities	1,550	1,550	-	-
Securities available-for-sale	122,728	1,550	121,178	-
Equity securities	253	253	-	-
Total securities measured at fair value	$122,981	$1,803	$121,178	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Impaired loans	$1,547	$178	$1,369	$-	$-	$1,369
Foreclosed real estate	303	-	303	-	-	303

June 30, 2019
Impaired loans	$2,335	$262	$2,073	$-	$-	$2,073
Foreclosed real estate	53	-	53	-	-	53

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
September 30, 2019
Impaired Loans	$703	Appraisal of collateral(1)	Appraisal adjustments(2)	27.03%-41.67%	35.97%
			Liquidation expenses(3)	3.98%-5.49%	4.43%
	666	Discounted cash flow	Discount rate	4.19%-8.66%	6.07%
Foreclosed real estate	303	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00-0.00%	0.00%
			Liquidation expenses(3)	6.80%	6.80%
June 30, 2019
Impaired loans	$1,403	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-33.73%	24.48%
			Liquidation expenses(3)	3.98%-6.00%	4.53%
	670	Discounted cash flow	Discount rate	4.19%-8.66%	6.07%
Foreclosed real estate	53	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	10.41%	10.41%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The carrying amounts reported in the statements of financial condition for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  The fair values for loans are measured using the "exit price" notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank long term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.  The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2019 and June 30, 2019, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	September 30, 2019		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$110,852	$110,852	$110,852	$-	$-
Long term certificate of deposit	3,626	3,626	3,626	-	-
Securities available-for-sale	159,263	159,263	4,543	154,720	-
Securities held-to-maturity	304,582	315,322	-	315,322	-
Equity securities	251	251	251	-
Federal Home Loan Bank stock	1,399	1,399	-	1,399	-
Net loans receivable	805,539	805,814	-	-	805,814
Accrued interest receivable	5,970	5,970	-	5,970	-
Deposits	1,263,210	1,263,336	-	1,263,336	-
Borrowings from Federal Home Loan Bank	13,600	13,572	-	13,572	-
Accrued interest payable	124	124	-	124	-

(In thousands)	June 30, 2019		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$29,538	$29,538	$29,538	$-	$-
Long term certificate of deposit	2,875	2,875	2,875	-	-
Securities available-for-sale	122,728	122,728	1,550	121,178	-
Securities held-to-maturity	304,208	313,613	-	313,613	-
Equity Securities	253	253	253	-	-
Federal Home Loan Bank stock	1,759	1,759	-	1,759	-
Net loans receivable	785,738	781,614	-	-	781,614
Accrued interest receivable	5,853	5,853	-	5,853	-
Deposits	1,120,569	1,120,632	-	1,120,632	-
Borrowings from Federal Home Loan Bank	21,600	21,534	-	21,534	-
Accrued interest payable	110	110	-	110	-

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no dilutive or anti-dilutive securities or contracts outstanding during the three months ended September 30, 2019 and 2018.

	For the three months ended September 30,
	2019	2018

Net Income	$4,863,000	$4,380,000
Weighted Average Shares – Basic	8,537,814	8,537,814
Weighted Average Shares - Diluted	8,537,814	8,537,814

Earnings per share - Basic	$0.57	$0.51
Earnings per share - Diluted	$0.57	$0.51

Index
(8)	Dividends

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

(9)	Impact of Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The following accounting standards have been adopted in the first quarter ended September 30, 2019:

On July 1, 2019, the Company adopted ASU 2016-02 Leases and all subsequent amendments (collectively, “ASU 2016-02”). The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to meet that objective.  The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  Under this new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  ASU 2016-02 required a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. The Company elected to use the effective date, July 1, 2019, as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019.  In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Under ASU 2016-02, leases are classified as finance or operating, with the classification affecting the pattern and classification of expense recognition in the income statement. The Company’s leases, consisting of property leases for certain of our bank branches, are classified as operating leases. Operating lease ROU assets and liabilities were recognized in the amount of $1.7 million at commencement date, with no adjustment to retained earnings, based on the present value of lease payments over the lease term. As these leases do not provide an implicit rate, we use our incremental borrowing rate from the Federal Home Loan Bank of New York in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term. ASU 2016-02 did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows.

On July 1, 2019, the Company adopted ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) related to premium amortization on purchased callable debt securities. This Update shortens the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption was permitted, including adoption in an interim period.  If an entity early adopted the amendments in an interim period, any adjustments were reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

Index
Accounting Pronouncements to be adopted in future periods

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13. The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this Update.  At this time, we have not calculated the estimated impact that this Update will have on our Allowance for Loan Losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance.  A vendor has been selected and alternative methodologies are currently being considered.  Data requirements and integrity are being reviewed and enhancements incorporated into standard processes.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding small reporting companies such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  On October 16, 2019, FASB approved a proposed ASU, to be issued in mid-November 2019, to topic 326, Financial Instruments – Credit Losses which amends the implementation effective date for small reporting companies, such as the Company, and non-public business entities, for fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.   The Company is in the early stages of evaluation and implementation of the guidance.

In August 2018, the FASB issued an Update (ASU 2018-13) to its guidance on “Fair Value Measurement (Topic 820)”.  This update modifies the disclosure requirements on fair value measurements. The following disclosure requirements were removed from Topic 820:  (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.  The following disclosure requirements were modified in Topic 820: (1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added to Topic 820; however, the disclosures are not required for non-public entities: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  In addition, the amendments eliminate at a minimum from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.  Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date.  The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

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

In April 2019, the FASB issued an Update (ASU 2019-04), Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The amendments to Topic 326 and other topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following:  Accrued Interest, Transfers between Classifications or Categories for Loans and Debt Securities, Recoveries, Consideration of Prepayments in Determining the Effective Interest Rate, Consideration of Estimated Costs to Sell When Foreclosure Is Probable, Vintage Disclosures— Line-of-Credit Arrangements Converted to Term Loans, and Contractual Extensions and Renewals.   The ASU also covered a number of issues that related to hedge accounting including: Partial-Term Fair Value Hedges of Interest Rate Risk, Amortization of Fair Value Hedge Basis Adjustments, Disclosure of Fair Value Hedge Basis Adjustments, Consideration of the Hedged Contractually Specified Interest Rate under the Hypothetical Derivative Method, Scoping for Not-for-Profit Entities, Hedge Accounting Provisions Applicable to Certain Private Companies and Not-for-Profit Entities, Application of a First-Payments-Received Cash Flow Hedging Technique to Overall Cash Flows on a Group of Variable Interest Payments, and Transition Guidance  For Codification Improvements specific to ASU 2016-01. The following topics were covered within ASU 2019-04: Scope Clarifications, Held-to-Maturity Debt Securities Fair Value Disclosures, Applicability of Topic 820 to the Measurement Alternative, and Remeasurement of Equity Securities at Historical Exchange Rates. ASU 2019-04 has various implementation dates dependent on a number of factors as it pertains to the above items. The Company is in the early stages of evaluation of the guidance.

Index
(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,
(In thousands)	2019	2018
Interest cost	$49	$54
Expected return on plan assets	(63)	(59)
Amortization of net loss	40	35
Net periodic pension cost	$26	$30

The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2020.

SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP Plan is intended to provide a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”).  The SERP Plan is more fully described in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2019.

The net periodic pension costs related to the SERP Plan for the three months ended September 30, 2019 and 2018 were $205,000 and $158,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $5.5 million and $5.0 million at September 30, 2019 and June 30, 2019, respectively, and is included in accrued expenses and other liabilities.  The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

(11)	Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 11 of the consolidated financial statements and notes thereto for the year ended June 30, 2019.

A summary of the Company’s phantom stock option activity and related information for the Plan for the three months ended September 30, 2019 and 2018 is as follows:

	2019	2018
Number of options outstanding at beginning of year	1,711,600	1,634,160
Options granted	614,700	592,700
Options forfeited	(7,000)	-
Options paid in cash	-	(484,760)
Number of options outstanding at period end	2,319,300	1,742,100

(In thousands)	2019	2018
Cash paid out on options vested	$-	$1,704
Compensation expense recognized	645	516

The total liability for the Plan was $4.8 million and $4.1 million at September 30, 2019 and June 30, 2019, respectively, and is included in accrued expenses and other liabilities.

Index
(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at September 30, 2019 and 2018 are presented in the following table:

(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - June 30, 2018	$10	$(1,633)	$(1,623)
Other comprehensive loss before reclassification	(76)	-	(76)
Other comprehensive loss for the three months ended September 30, 2018	(76)	-	(76)
Reclassification for change in accounting(1)	(114)	-	(114)
Balance - September 30, 2018	$(180)	$(1,633)	$(1,813)

Balance - June 30, 2019	$832	$(1,838)	$(1,006)
Other comprehensive loss before reclassification	(271)	-	(271)
Other comprehensive loss for the three months ended September 30, 2019	(271)	-	(271)
Balance - September 30, 2019	$561	$(1,838)	$(1,277)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

(13)	Revenue from Contracts with Customers

The majority of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following table presents revenues subject to ASC 606 for the three months ended September 30, 2019 and 2018, respectively.

	For the three months ended September 30,
(In thousands)	2019	2018
Service charges on deposit accounts
Insufficient funds fees	$1,019	$930
Deposit related fees	38	37
ATM/point of sale fees	68	70
Total service charges	1,125	1,037
Interchange fee income
Debit card interchange fees	743	640
E-commerce fee income
E-commerce fees	35	37
Investment services income
Investment services	145	115
Sales of assets
Net gain (loss) on sale of foreclosed real estate	76	(9)

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

(14)	Operating leases

The Company leases certain branch properties under long-term, operating lease agreements.  The Company’s operating lease agreements contain lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.  There are no significant right and obligations of the Company for leases that have not commenced as of the reporting date. The following includes quantitative data related to the Company’s operating leases as of September 30, 2019:

(In thousands, except weighted-average information).
Right-of-use assets	$1,770
Lease liabilities	$1,773

Operating lease cost	$72
Variable lease cost	$10
Operating outgoing cash flows from operating leases	$78
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,840
Weighted-average remaining lease term (Years)	7.8
Weighted-average discount rate	2.50%

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges as of September 30, 2019:

(in thousands)
Within the twelve months ended September 30,
2020	$288
2021	283
2022	245
2023	205
2024	218
Thereafter	722
Total undiscounted cash flow	1,961
Less net present value adjustment	(188)
Lease Liability	$1,773

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition.  The Company did not have any lease commitments that had not yet commenced at September 30, 2019.

Index
(15)	Subsequent events

On October 15, 2019, the Board of Directors declared a cash dividend for the quarter ended September 30, 2019 of $0.11 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.44 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2019, and will be paid on November 29, 2019.  The MHC does not intend to waive its receipt of this dividend.

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

Index
Comparison of Financial Condition at September 30, 2019 and June 30, 2019

ASSETS

Total assets of the Company were $1.4 billion at September 30, 2019 and $1.3 billion at June 30, 2019, an increase of $140.3 million, or 11.0%.  Securities available-for-sale and held-to-maturity amounted to $463.8 million at September 30, 2019 as compared to $426.9 million at June 30, 2019, an increase of $36.9 million, or 8.6%.   Net loans grew by $19.8 million, or 2.5%, to $805.5 million at September 30, 2019 as compared to $785.7 million at June 30, 2019.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $81.3 million to $110.8 million at September 30, 2019 from $29.5 million at June 30, 2019.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $36.9 million, or 8.6%, to $463.8 million at September 30, 2019 as compared to $426.9 million at June 30, 2019.  Securities purchases totaled $90.3 million during the three months ended September 30, 2019 and consisted of $64.3 million of state and political subdivision securities and $22.1 million of mortgage-backed securities, $3.0 million of corporate securities, and $875,000 of other securities. Principal pay-downs and maturities during the three months amounted to $52.9 million, of which $8.6 million were mortgage-backed securities, $36.1 million were state and political subdivision securities, and $8.2 million were U.S. government sponsored enterprises. At September 30, 2019, 59.7% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.
	September 30, 2019		June 30, 2019
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$4,545	1.0%	$5,553	1.3%
State and political subdivisions	120,976	26.1	96,570	22.6
Mortgage-backed securities-residential	8,621	1.9	2,645	0.6
Mortgage-backed securities-multifamily	20,578	4.4	16,410	3.8
Corporate debt securities	4,543	1.0	1,550	0.4
Total securities available-for-sale	159,263	34.4	122,728	28.7
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	0.4	9,249	2.2
State and political subdivisions	155,729	33.6	152,358	35.7
Mortgage-backed securities-residential	10,154	2.2	4,570	1.1
Mortgage-backed securities-multifamily	132,795	28.6	134,970	31.6
Corporate debt securities	1,480	0.3	1,478	0.3
Other securities	2,424	0.5	1,583	0.4
Total securities held-to-maturity	304,582	65.6	304,208	71.3
Total securities	$463,845	100.0%	$426,936	100.0%

LOANS

Net loans receivable increased $19.8 million, or 2.5%, to $805.5 million at September 30, 2019 from $785.7 million at June 30, 2019.  The loan growth experienced during the three months consisted primarily of $12.4 million in commercial construction loans, $2.5 million in commercial real estate loans, $4.1 million in commercial loans, $915,000 in residential construction and land loans, and $429,000 in multi-family real estate loans.  This growth was partially offset by a $557,000 decrease in residential real estate loans, and $244,000 increase in allowance for loan losses.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	September 30, 2019		June 30, 2019
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$267,245	32.7%	$267,802	33.6%
Residential construction and land	8,377	1.0	7,462	0.9
Multi-family	25,021	3.1	24,592	3.1
Commercial real estate	332,185	40.6	329,668	41.3
Commercial construction	48,751	5.9	36,361	4.5
Home equity	23,288	2.8	23,185	2.9
Consumer installment	5,677	0.7	5,481	0.7
Commercial loans	107,632	13.2	103,554	13.0
Total gross loans	818,176	100.0%	798,105	100.0%
Allowance for loan losses	(13,444)		(13,200)
Deferred fees and costs	807		833
Total net loans	$805,539		$785,738

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

Index
Analysis of allowance for loan losses activity

	At or for the three months ended September 30,
(Dollars in thousands)	2019	2018
Balance at the beginning of the period	$13,200	$12,024
Charge-offs:
Residential real estate	53	21
Consumer installment	109	99
Commercial loans	199	-
Total loans charged off	361	120

Recoveries:
Consumer installment	24	13
Commercial loans	30	37
Total recoveries	54	50

Net charge-offs	307	70

Provisions charged to operations	551	354
Balance at the end of the period	$13,444	$12,308

Net charge-offs to average loans outstanding (annualized)	0.16%	0.04%
Net charge-offs to nonperforming assets (annualized)	32.10%	8.08%
Allowance for loan losses to nonperforming loans	381.71%	363.39%
Allowance for loan losses to total loans receivable	1.64%	1.67%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	September 30, 2019	June 30, 2019
Nonaccruing loans:
Residential real estate	$2,026	$2,474
Multi-family	134	-
Commercial real estate	847	598
Home equity	268	452
Consumer installment	-	6
Commercial	247	108
Total nonaccruing loans	3,522	3,638
90 days & accruing
Residential real estate	-	-
Total 90 days & accruing	-	-
Total nonperforming loans	3,522	3,638
Foreclosed real estate:
Residential real estate	303	53
Total foreclosed real estate	303	53
Total nonperforming assets	$3,825	$3,691

Troubled debt restructuring:
Nonperforming (included above)	$337	$531
Performing (accruing and excluded above)	1361	1,368

Total nonperforming assets as a percentage of total assets	0.27%	0.29%
Total nonperforming loans to net loans	0.44%	0.46%

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2019	2018
Interest income that would have been recorded if loans had been performing in accordance with original terms	$101	$71
Interest income that was recorded on nonaccrual loans	50	32

Nonperforming assets amounted to $3.8 million at September 30, 2019 and $3.7 million at June 30, 2019, an increase of $134,000, or 3.6%. Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2019 and June 30, 2019. Loans on nonaccrual status totaled $3.5 million at September 30, 2019 of which $1.1 million were in the process of foreclosure. At September 30, 2019, there were 9 residential loans in the process of foreclosure totaling $938,000.  Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at September 30, 2019, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $150,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.6 million at June 30, 2019 of which $1.6 million were in the process of foreclosure.  At June 30, 2019, there were 12 residential loans in the process of foreclosure totaling $1.5 million. Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at June 30, 2019, but have a recent history of delinquency greater than 90 days past due.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans at September 30, 2019 and June 30, 2019:

(In thousands)	September 30, 2019	June 30, 2019
Balance of impaired loans, with a valuation allowance	$1,383	$2,000
Allowances relating to impaired loans included in allowance for loan losses	178	262
Balance of impaired loans, without a valuation allowance	1,659	1,894
Total impaired loans	3,042	3,894

	For the three months ended September 30,
(In thousands)	2019	2018
Average balance of impaired loans for the periods ended	$3,448	$3,902
Interest income recorded on impaired loans during the periods ended	67	38

DEPOSITS

Deposits totaled $1.3 billion at September 30, 2019 and $1.1 billion at June 30, 2019, an increase of $142.6 million, or 12.7%. Noninterest-bearing deposits increased $8.0 million, or 7.4%, and NOW deposits increased $144.6 million, or 22.3%, and certificates of deposits increased $401,000, when comparing September 30, 2019 and June 30, 2019.  These increases were offset by a decrease in money market deposits of $4.1 million, or 3.6%, and a decrease in savings deposits of $6.4 million, or 3.0%, when comparing September 30, 2019 and June 30, 2019. Typically deposits increase during the first quarter of the Company’s fiscal year as a result of an increase in municipal deposits at Greene County Commercial Bank, primarily from tax collection, and new account relationships.

(In thousands)	September 30, 2019	Percentage of Portfolio	June 30, 2019	Percentage of Portfolio
Noninterest-bearing deposits	$115,474	9.1%	$107,469	9.6%
Certificates of deposit	36,943	2.9	36,542	3.3
Savings deposits	208,319	16.5	214,680	19.2
Money market deposits	110,844	8.8	114,915	10.2
NOW deposits	791,630	62.7	646,963	57.7
Total deposits	$1,263,210	100.0%	$1,120,569	100.0%

BORROWINGS

At September 30, 2019, The Bank of Greene County had pledged approximately $308.9 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $252.9 million at September 30, 2019, of which $13.6 million in borrowings and $130.6 million in irrevocable stand-by letters of credit were outstanding at September 30, 2019.  There were no short-term or overnight borrowings outstanding at September 30, 2019. The $13.6 million consisted of long-term fixed rate advances with a weighted average rate of 1.68% and a weighted average maturity of 15 months.  The $130.6 million of irrevocable stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank of Greene County also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2019, approximately $5.3 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at September 30, 2019 or June 30, 2019.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $10.0 million and two other financial institutions for $40.0 million.  Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At September 30, 2019 and June 30, 2019, there were no balances outstanding on any of these lines of credit.

Index
Scheduled maturities of long-term borrowings at September 30, 2019 were as follows:

(In thousands)
Within the twelve months ended September 30,
2020	$6,000
2021	1,800
2022	5,800
$13,600

EQUITY

Shareholders’ equity increased to $116.5 million at September 30, 2019 from $112.4 million at June 30, 2019, resulting primarily from net income of $4.9 million, partially offset by dividends declared and paid of $432,000 and an increase in other accumulated comprehensive loss of $271,000.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. At September 30, 2019, no shares have been repurchased.

Selected Equity Data:
	September 30, 2019	June 30, 2019
Shareholders’ equity to total assets, at end of period	8.27%	8.85%
Book value per share	$13.65	$13.16
Closing market price of common stock	$27.40	$29.42

	For the three months ended September 30,
	2019	2018
Average shareholders’ equity to average assets	8.76%	8.49%
Dividend payout ratio[1]	19.30%	19.61%
Actual dividends paid to net income[2]	8.88%	19.50%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.0% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended September 30, 2019.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three months ended September 30, 2019 and 2018.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$804,498	$9,405	4.68%	$725,143	$8,298	4.58%
Securities[2]	441,557	2,982	2.70	398,867	2,640	2.65
Interest-bearing bank balances and federal funds	39,507	198	2.00	6,779	31	1.83
FHLB stock	1,404	23	6.55	3,313	28	3.38
Total interest-earning assets	1,286,966	12,608	3.92%	1,134,102	10,997	3.88%
Cash and due from banks	10,736			9,624
Allowance for loan losses	(13,229)			(12,116)
Other noninterest-earning assets	21,650			19,155
Total assets	$1,306,123			$1,150,765

Interest-Bearing Liabilities:
Savings and money market deposits	$329,695	$341	0.41%	$342,998	$293	0.34%
NOW deposits	688,624	1,587	0.92	499,699	641	0.51
Certificates of deposit	36,984	122	1.32	39,571	102	1.03
Borrowings	13,736	58	1.69	57,425	304	2.12
Total interest-bearing liabilities	1,069,039	2,108	0.79%	939,693	1,340	0.57%
Noninterest-bearing deposits	106,673			102,215
Other noninterest-bearing liabilities	16,015			11,110
Shareholders' equity	114,396			97,747
Total liabilities and equity	$1,306,123			$1,150,765

Net interest income		$10,500			$9,657
Net interest rate spread			3.13%			3.31%
Net earnings assets	$217,927			$194,409
Net interest margin			3.26%			3.41%
Average interest-earning assets to average interest-bearing liabilities	120.39%			120.69%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the three months ended September 30,
(Dollars in thousands)	2019	2018
Net interest income (GAAP)	$10,500	$9,657
Tax-equivalent adjustment(1)	571	473
Net interest income (fully taxable-equivalent)	$11,071	$10,130

Average interest-earning assets	$1,286,966	$1,134,102
Net interest margin (fully taxable-equivalent)	3.44%	3.57%
1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 3.32% for New York State income taxes for the period ended September 30, 2019 and 2018.

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

	Three months ended September 30,
	2019 versus 2018
	Increase/(Decrease)		Total
	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$923	$184	$1,107
Securities[2]	291	51	342
Interest-bearing bank balances and federal funds	164	3	167
FHLB stock	(22)	17	(5)
Total interest-earning assets	1,356	255	1,611

Interest-Bearing Liabilities:
Savings and money market deposits	(11)	59	48
NOW deposits	303	643	946
Certificates of deposit	(7)	27	20
Borrowings	(194)	(52)	(246)
Total interest-bearing liabilities	91	677	768
Net change in net interest income	$1,265	$(422)	$843

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 1.49% from 1.52% for the three months ended September 30, 2019 and 2018, respectively.  Annualized return on average equity decreased to 17.00% for the three months ended September 30, 2019 as compared to 17.92% for the three months ended September 30, 2018.  The decrease in return on average assets and average equity was primarily the result of balance sheet growth outpacing the growth in net income.  Net income amounted to $4.9 million and $4.4 million for the three months ended September 30, 2019 and 2018, respectively.  Average assets increased $155.3 million, or 13.5%, to $1.3 billion for the three months ended September 30, 2019 as compared to $1.2 billion for the three months ended September 30, 2018.  Average equity increased $16.7 million, or 17.1%, to $114.4 million for the three months ended September 30, 2019 as compared to $97.7 million for the three months ended September 30, 2018.

Index
INTEREST INCOME

Interest income amounted to $12.6 million for the three months ended September 30, 2019 as compared to $11.0 million for the three months ended September 30, 2018, an increase of $1.6 million, or 14.5%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the three months ended September 30, 2019 and 2018, which was complemented by an increase in the yield on interest earning assets during the September 30, 2019 quarter. Average loan balances increased $79.4 million and the yield on loans increased 10 basis points when comparing the three months ended September 30, 2019 and 2018.   Average securities increased $42.7 million and the yield on such securities increased five basis points when comparing the three months ended September 30, 2019 and 2018.

INTEREST EXPENSE

Interest expense amounted to $2.1 million for the three months ended September 30, 2019 as compared to $1.3 million for the three months ended September 30, 2018, an increase of $768,000 or 57.3%.  Increases in the rate paid had the greatest impact on interest expense.  As illustrated in the rate/volume table, interest expense increased $677,000 due to a 22 basis point increase in the rate paid on interest-bearing liabilities to 0.79% for the three months ended September 30, 2019 compared to 0.57% for the three months ended September 30, 2018.  Interest expense also increased $91,000 due to a $129.3 million increase in the average balances on interest-bearing liabilities for the three months ended September 30, 2019 compared to September 30, 2018.   The average balance of NOW deposits grew by $188.9 million, and the rate paid on these accounts increased by 41 basis points when comparing the three months ended September 30, 2019 and 2018. The average balance of savings and money market deposits decreased $13.3 million and average balance of certificates of deposit decreased $2.6 million when comparing the three months ended September 30, 2019 and 2018. The average balance on borrowings decreased $43.7 million, and the rate decreased 43 basis points when comparing the three months ended September 30, 2019 and 2018.

NET INTEREST INCOME

Net interest income increased $843,000 to $10.5 million for the three months ended September 30, 2019 from $9.7 million for the three months ended September 30, 2018.  Net interest spread decreased 18 basis points to 3.13% as compared to 3.31% when comparing the three months ended September 30, 2019 and 2018, respectively.  Net interest margin decreased 15 basis points to 3.26% for the three months ended September 30, 2019 as compared to 3.41% for the three months ended September 30, 2018.  The higher cost of interest-bearing liabilities, partially offset by growth in average loan and securities balances, led to the decrease in spread and margin when comparing the three months ended September 30, 2019 and 2018.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.44% and 3.57% for the three months ended September 30, 2019 and 2018, respectively.

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

Provision for loan losses amounted to $551,000 and $354,000 for the three months ended September 30, 2019 and 2018, respectively. This increase was due to the growth in gross loans, an increase in charge-off activity, as well as an increase in loans adversely classified.  Loans classified as substandard or special mention totaled $22.7 million at September 30, 2019, compared to $17.1 million at June 30, 2019, an increase of $5.6 million. During the three months ended September 30, 2019, the Company downgraded a construction loan to special mention as a result of project cost overruns and several delinquent payments. At September 30, 2019, this loan was performing.  Management continues to monitor this loan relationship closely.  Reserves on loans classified as substandard or special mention totaled $1.9 million at September 30, 2019 compared to $1.5 million at June 30, 2019, an increase of $362,000.  No loans were classified as doubtful or loss at September 30, 2019 or June 30, 2019.

Index
Net charge-offs amounted to $307,000 and $70,000 for the three months ended September 30, 2019 and 2018, respectively, an increase of $237,000. This increase in charge-off activity was primarily within the commercial loan and residential real estate portfolios. Allowance for loan losses to total loans receivable was 1.64% at September 30, 2019, and 1.65% at June 30, 2019.

Nonperforming loans amounted to $3.5 million and $3.6 million at September 30, 2019 and June 30, 2019, respectively. At September 30, 2019 and June 30, 2019, respectively, nonperforming assets were 0.27% and 0.29% of total assets, and nonperforming loans were 0.44% and 0.46% of net loans. At September 30, 2018, nonperforming assets to total assets were 0.29% and nonperforming loans to net loans were 0.47%. The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME
	For the three months ended September 30,		Change from Prior Year
Noninterest income:	2019	2018	Amount	Percent
Service charges on deposit accounts	$1,125	$1,037	$88	8.49%
Debit card fees	743	640	103	16.09
Investment services	145	115	30	26.09
E-commerce fees	35	37	(2)	(5.41)
Other operating income	218	223	(5)	(2.24)
Total noninterest income	$2,266	$2,052	$214	10.43%

Noninterest income increased $214,000, or 10.4%, and totaled $2.3 million and $2.1 million for the three months ended September 30, 2019 and 2018. This increase was primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards. Investment services income also increased during the period due to higher sales volume of investment products.

NONINTEREST EXPENSE
	For the three months ended September 30,		Change from Prior Year
Noninterest expense:	2019	2018	Amount	Percent
Salaries and employee benefits	$3,942	$3,478	$464	13.34%
Occupancy expense	466	402	64	15.92
Equipment and furniture expense	281	214	67	31.31
Service and data processing fees	574	495	79	15.96
Computer software, supplies and support	242	223	19	8.52
Advertising and promotion	116	120	(4)	(3.33)
FDIC insurance premiums	(39)	127	(166)	(130.71)
Legal and professional fees	279	329	(50)	(15.20)
Other	561	573	(12)	(2.09)
Total noninterest expense	$6,422	$5,961	$461	7.73%

Noninterest expense increased $461,000 or 7.7%, to $6.4 million for the three months ended September 30, 2019 as compared to $6.0 million for the three months ended September 30, 2018. This increase was primarily due to an increase in salaries and employee benefits expenses, resulting from additional staffing for the addition of a new branch located in Kinderhook-Valatie, New York during the three months ended September 30, 2019. As the Company continues to grow, staffing was also increased within our lending department, customer service center and investment center. This increase was partially offset by a decrease in FDIC insurance premiums.  In January 2019, the FDIC provided notification to the Company that a credit in the amount of $177,144 was calculated for The Bank of Greene County, and a credit in the amount of $91,090 was calculated for Greene County Commercial Bank, based on a change in assessments under FDIC regulations resulting from the Deposit Insurance Fund Reserve Ratio reaching 1.36.  The Deposit Insurance Fund reserve ratio was above 1.38% as of June 30, 2019, and therefore, the FDIC offset regular deposit insurance assessments with credits on the September 2019 invoice.  The Company received a credit totaling $108,000 during the three months ended September 30, 2019.  This credit was applied against FDIC insurance premiums expense.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 16.1% for the three months ended September 30, 2019, compared to 18.8% for the three months ended September 30, 2018.  The statutory tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

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

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at September 30, 2019:

(In thousands)	2019
Unfunded loan commitments	$97,791
Unused lines of credit	66,519
Total commitments	$164,310

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2019 and June 30, 2019.  Consolidated shareholders’ equity represented 8.3% and 8.9% of total assets at September 30, 2019 and at June 30, 2019, respectively.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of September 30, 2019:

Total risk-based capital	$123,128	15.8%	$62,349	8.0%	$77,936	10.0%	7.80%	2.50%
Tier 1 risk-based capital	113,341	14.5	46,762	6.0	62,349	8.0	8.54	2.50
Common equity tier 1 capital	113,341	14.5	35,071	4.5	50,659	6.5	10.04	2.50
Tier 1 leverage ratio	113,341	8.7	52,071	4.0	65,089	5.0	4.71	2.50

As of June 30, 2019:

Total risk-based capital	$118,113	15.8%	$59,842	8.0%	$74,802	10.0%	7.79%	2.50%
Tier 1 risk-based capital	108,716	14.5	44,881	6.0	59,842	8.0	8.53	2.50
Common equity tier 1 capital	108,716	14.5	33,661	4.5	48,621	6.5	10.03	2.50
Tier 1 leverage ratio	108,716	8.7	50,049	4.0	62,561	5.0	4.69	2.50

Greene County Commercial Bank
As of September 30, 2019:

Total risk-based capital	$49,156	41.3%	$9,513	8.0%	$11,891	10.0%	33.34%	2.50%
Tier 1 risk-based capital	49,156	41.3	7,135	6.0	9,513	8.0	35.34	2.50
Common equity tier 1 capital	49,156	41.3	5,351	4.5	7,729	6.5	36.84	2.50
Tier 1 leverage ratio	49,156	9.7	20,205	4.0	25,256	5.0	5.73	2.50

As of June 30, 2019:

Total risk-based capital	$47,366	47.4%	$7,996	8.0%	$9,996	10.0%	39.39%	2.50%
Tier 1 risk-based capital	47,366	47.4	5,997	6.0	7,996	8.0	41.39	2.50
Common equity tier 1 capital	47,366	47.4	4,498	4.5	6,497	6.5	42.89	2.50
Tier 1 leverage ratio	47,366	9.6	19,678	4.0	24,597	5.0	5.63	2.50

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  November 8, 2019

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 8, 2019

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer