Form 10-Q
period 2019-12-31
GREENE COUNTY BANCORP INC
filed 2020-02-06
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019
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

As of February 6, 2020, the registrant had 8,536,414 shares of common stock outstanding at $ 0.10 par value per share.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At December 31, 2019 and June 30, 2019
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2019	June 30, 2019
Total cash and cash equivalents	$34,542	$29,538

Long term certificates of deposit	3,626	2,875
Securities available-for-sale, at fair value	192,999	122,728
Securities held-to-maturity, at amortized cost (fair value $343,896 at December 31, 2019; $313,613 at June 30, 2019)	331,989	304,208
Equity securities, at fair value	265	253
Federal Home Loan Bank stock, at cost	3,554	1,759

Loans	864,186	798,105
Allowance for loan losses	(13,984)	(13,200)
Unearned origination fees and costs, net	863	833
Net loans receivable	851,065	785,738

Premises and equipment, net	13,273	13,255
Accrued interest receivable	6,810	5,853
Foreclosed real estate	303	53
Prepaid expenses and other assets	5,525	3,202
Total assets	$1,443,951	$1,269,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$110,100	$107,469
Interest-bearing deposits	1,134,558	1,013,100
Total deposits	1,244,658	1,120,569

Borrowings from Federal Home Loan Bank, short-term	48,900	8,000
Borrowings from Federal Home Loan Bank, long-term	12,600	13,600
Accrued expenses and other liabilities	17,247	14,924
Total liabilities	1,323,405	1,157,093

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340; Outstanding – 8,536,414 shares at December 31, 2019, and 8,537,814 at June 30, 2019	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	110,374	101,774
Accumulated other comprehensive loss	(1,391)	(1,006)
Treasury stock, at cost 74,926 shares at December 31, 2019, and 73,526 shares at June 30, 2019	(315)	(277)
Total shareholders’ equity	120,546	112,369
Total liabilities and shareholders’ equity	$1,443,951	$1,269,462

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Six Months Ended December 31, 2019 and 2018
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Interest income:
Loans	$9,801	$8,696	$19,206	$16,994
Investment securities - taxable	172	217	331	411
Mortgage-backed securities	1,261	1,059	2,505	2,173
Investment securities - tax exempt	1,756	1,406	3,358	2,766
Interest-bearing deposits and federal funds sold	207	28	405	59
Total interest income	13,197	11,406	25,805	22,403

Interest expense:
Interest on deposits	2,205	1,271	4,255	2,307
Interest on borrowings	81	140	139	444
Total interest expense	2,286	1,411	4,394	2,751

Net interest income	10,911	9,995	21,411	19,652
Provision for loan losses	690	354	1,241	708
Net interest income after provision for loan losses	10,221	9,641	20,170	18,944

Noninterest income:
Service charges on deposit accounts	1,111	1,106	2,236	2,143
Debit card fees	755	685	1,498	1,325
Investment services	168	136	313	251
E-commerce fees	31	34	66	71
Other operating income	251	180	469	403
Total noninterest income	2,316	2,141	4,582	4,193

Noninterest expense:
Salaries and employee benefits	3,992	3,677	7,934	7,155
Occupancy expense	441	414	907	816
Equipment and furniture expense	126	127	407	341
Service and data processing fees	638	542	1,212	1,037
Computer software, supplies and support	264	200	506	423
Advertising and promotion	142	76	258	196
FDIC insurance premiums	12	100	(27)	227
Legal and professional fees	325	283	604	612
Other	595	828	1,156	1,401
Total noninterest expense	6,535	6,247	12,957	12,208

Income before provision for income taxes	6,002	5,535	11,795	10,929
Provision for income taxes	889	951	1,819	1,965
Net income	$5,113	$4,584	$9,976	$8,964

Basic and diluted earnings per share	$0.60	$0.54	$1.17	$1.05
Basic and diluted average shares outstanding	8,537,010	8,537,814	8,537,412	8,537,814
Dividends per share	$0.11	$0.10	$0.22	$0.20

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended December 31, 2019 and 2018
(Unaudited)
(In thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Net Income	$5,113	$4,584	$9,976	$8,964
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale securities, net of income tax (benefit) expense of ($40) and $104, for the three months, and ($136) and $77, for the six months ended December 31, 2019 and 2018, respectively	(114)	293	(385)	217

Total other comprehensive (loss) income, net of taxes	(114)	293	(385)	217

Comprehensive income	$4,999	$4,877	$9,591	$9,181

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended December 31, 2019 and 2018
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at September 30, 2018	$861	$11,017	$89,853	$(1,813)	$(277)	$99,641
Dividends declared			(397)			(397)
Net income			4,584			4,584
Other comprehensive gain, net of taxes				293		293
Balance at December 31, 2018	$861	$11,017	$94,040	$(1,520)	$(277)	$104,121

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at September 30, 2019	$861	$11,017	$106,205	$(1,277)	$(277)	$116,529
Stock repurchases					(38)	(38)
Dividends declared			(944)			(944)
Net income			5,113			5,113
Other comprehensive loss, net of taxes				(114)		(114)
Balance at December 31, 2019	$861	$11,017	$110,374	$(1,391)	$(315)	$120,546

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2019 and 2018
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2018	$861	$11,017	$86,213	$(1,623)	$(277)	$96,191
Impact of Adopting ASU 2016-01(1)			114	(114)		-
Dividends declared			(1,251)			(1,251)
Net income			8,964			8,964
Other comprehensive gain, net of taxes				217		217
Balance at December 31, 2018	$861	$11,017	$94,040	$(1,520)	$(277)	$104,121

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2019	$861	$11,017	$101,774	$(1,006)	$(277)	$112,369
Stock repurchases					(38)	(38)
Dividends declared			(1,376)			(1,376)
Net income			9,976			9,976
Other comprehensive loss, net of taxes				(385)		(385)
Balance at December 31, 2019	$861	$11,017	$110,374	$(1,391)	$(315)	$120,546

(1)	Cumulative effect of change in measurement of equity securities (ASU 2016-01).

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018
Cash flows from operating activities:
Net Income	$9,976	$8,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	362	318
Deferred income tax expense (benefit)	317	(240)
Net amortization of premiums and discounts	339	119
Net amortization of deferred loan costs and fees	241	235
Provision for loan losses	1,241	708
Net (gain) loss on equity securities	(12)	2
Net (gain) loss on sale of foreclosed real estate	(76)	9
Net (decrease) increase in accrued income taxes	(318)	155
Net increase in accrued interest receivable	(957)	(708)
Net increase in prepaid and other assets	(2,185)	(648)
Net increase (decrease) in accrued expenses and other liabilities	2,323	(7)
Net cash provided by operating activities	11,251	8,907

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	48,092	56,351
Purchases of securities	(124,023)	(44,462)
Principal payments on securities	5,054	2,003
Securities held-to-maturity:
Proceeds from maturities	18,629	8,286
Purchases of securities	(60,251)	(27,916)
Principal payments on securities	13,586	17,138
Net purchase of Federal Home Loan Bank Stock	(1,795)	(2,328)
Purchase of long term certificate of deposit	(751)	-
Net increase in loans receivable	(67,024)	(46,916)
Proceeds from sale of foreclosed real estate	41	65
Purchases of premises and equipment	(380)	(322)
Net cash used by investing activities	(168,822)	(38,101)

Cash flows from financing activities
Net increase in short-term advances	40,900	54,900
Repayment of long-term FHLB advances	(1,000)	(3,000)
Payment of cash dividends	(1,376)	(1,251)
Purchase of treasury stock	(38)	-
Net increase (decrease) in deposits	124,089	(16,014)
Net cash provided by financing activities	162,575	34,635

Net increase in cash and cash equivalents	5,004	5,441
Cash and cash equivalents at beginning of period	29,538	26,504
Cash and cash equivalents at end of period	$34,542	$31,945

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$215	$34
Cash paid during period for:
Interest	$4,371	$2,693
Income taxes	$1,820	$2,049

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Six Months Ended December 31, 2019 and 2018

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2019 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three and six months ended December 31, 2019 and 2018 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2019, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   The Company had no reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2020.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three and six months ended December 31, 2019.

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

(4)	Securities

Securities at December 31, 2019 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$4,511	$19	$-	$4,530
State and political subdivisions	147,915	417	-	148,332
Mortgage-backed securities-residential	10,283	50	17	10,316
Mortgage-backed securities-multi-family	25,174	182	74	25,282
Corporate debt securities	4,511	62	34	4,539
Total securities available-for-sale	192,394	730	125	192,999
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	-	3	1,997
State and political subdivisions	174,165	8,883	159	182,889
Mortgage-backed securities-residential	11,302	153	1	11,454
Mortgage-backed securities-multi-family	137,193	3,093	119	140,167
Corporate debt securities	1,993	21	8	2,006
Other securities	5,336	47	-	5,383
Total securities held-to-maturity	331,989	12,197	290	343,896
Total securities	$524,383	$12,927	$415	$536,895

Index
Securities at June 30, 2019 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,522	$31	$-	$5,553
State and political subdivisions	95,782	788	-	96,570
Mortgage-backed securities-residential	2,634	31	20	2,645
Mortgage-backed securities-multi-family	16,151	259	-	16,410
Corporate debt securities	1,513	37	-	1,550
Total securities available-for-sale	121,602	1,146	20	122,728
Securities held-to-maturity:
U.S. government sponsored enterprises	9,249	1	14	9,236
State and political subdivisions	152,358	6,212	23	158,547
Mortgage-backed securities-residential	4,570	97	-	4,667
Mortgage-backed securities-multi-family	134,970	3,122	17	138,075
Corporate debt securities	1,478	18	25	1,471
Other securities	1,583	34	-	1,617
Total securities held-to-maturity	304,208	9,484	79	313,613
Total securities	$425,810	$10,630	$99	$436,341

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  At December 31, 2019, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$3,026	$2	1	$726	$15	1	$3,752	$17	2
Mortgage-backed securities-multi-family	8,137	74	4	-	-	-	8,137	74	4
Corporate debt securities	1,966	34	2	-	-	-	1,966	34	2
Total securities available-for-sale	13,129	110	7	726	15	1	13,855	125	8
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	-	1,997	3	1	1,997	3	1
State and political subdivisions	13,475	155	86	1,117	4	14	14,592	159	100
Mortgage-backed securities-residential	1,094	1	1	-	-	-	1,094	1	1
Mortgage-backed securities-multi-family	12,938	119	7	-	-	-	12,938	119	7
Corporate debt securities	-	-	-	475	8	1	475	8	1
Total securities held-to-maturity	27,507	275	94	3,589	15	16	31,096	290	110
Total securities	$40,636	$385	101	$4,315	$30	17	$44,951	$415	118

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the three and six months ended December 31, 2019 or 2018. During the three and six months ended December 31, 2019 and 2018, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and six months ended December 31, 2019 and 2018.

Index
The estimated fair values of debt securities at December 31, 2019, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$151,934	$152,370
After one year through five years	1,001	1,019
After five years through ten years	2,002	2,046
After ten years	2,000	1,966
Total available-for-sale debt securities	156,937	157,401
Mortgage-backed securities	35,457	35,598
Total available-for-sale securities	192,394	192,999

Held-to-maturity debt securities
Within one year	31,439	31,793
After one year through five years	81,615	83,961
After five years through ten years	47,539	50,463
After ten years	22,901	26,058
Total held-to-maturity debt securities	183,494	192,275
Mortgage-backed securities	148,495	151,621
Total held-to-maturity securities	331,989	343,896
Total debt securities	$524,383	$536,895

At December 31, 2019 and June 30, 2019, respectively, debt securities with an aggregate fair value of $524.2 million and $425.7 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  At December 31, 2019 and June 30, 2019, debt securities with an aggregate fair value of $4.5 million and $1.5 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the three or six months ended December 31, 2019 or 2018.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and six months ended December 31, 2019 or 2018.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at December 31, 2019 and June 30, 2019 are summarized as follows:

(In thousands)	December 31, 2019	June 30, 2019
Residential real estate:
Residential real estate	$269,925	$267,802
Residential construction and land	8,667	7,462
Multi-family	25,789	24,592
Commercial real estate:
Commercial real estate	360,424	329,668
Commercial construction	56,648	36,361
Consumer loan:
Home equity	22,744	23,185
Consumer installment	5,769	5,481
Commercial loans	114,220	103,554
Total gross loans	864,186	798,105
Allowance for loan losses	(13,984)	(13,200)
Unearned origination fees and costs, net	863	833
Loans receivable, net	$851,065	$785,738

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

Loan balances by internal credit quality indicator at December 31, 2019 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$265,229	$1,613	$1,137	$1,946	$269,925
Residential construction and land	8,667	-	-	-	8,667
Multi-family	23,976	-	1,682	131	25,789
Commercial real estate	349,604	-	7,559	3,261	360,424
Commercial construction	51,586	-	4,960	102	56,648
Home equity	22,068	18	26	632	22,744
Consumer installment	5,743	26	-	-	5,769
Commercial loans	111,003	-	2,896	321	114,220
Total gross loans	$837,876	$1,657	$18,260	$6,393	$864,186

Index
Loan balances by internal credit quality indicator at June 30, 2019 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$264,138	$874	$86	$2,704	$267,802
Residential construction and land	7,462	-	-	-	7,462
Multi-family	22,544	137	1,835	76	24,592
Commercial real estate	318,703	616	7,435	2,914	329,668
Commercial construction	36,259	-	-	102	36,361
Home equity	22,392	20	-	773	23,185
Consumer installment	5,461	14	-	6	5,481
Commercial loans	102,103	261	1,082	108	103,554
Total gross loans	$779,062	$1,922	$10,438	$6,683	$798,105

The Company had no loans classified doubtful or loss at December 31, 2019 or June 30, 2019.  During the six months ended December 31, 2019, the Company downgraded a construction loan to special mention as a result of project cost overruns and several delinquent payments. At December 31, 2019, this loan was performing. Management continues to monitor this loan relationship closely.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2019 and June 30, 2019.  Loans on nonaccrual status totaled $3.4 million at December 31, 2019 of which $1.1 million were in the process of foreclosure. At December 31, 2019, there were 10 residential loans in the process of foreclosure totaling $801,000.  Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at December 31, 2019, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $151,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.6 million at June 30, 2019 of which $1.6 million were in the process of foreclosure.  At June 30, 2019, there were 12 residential loans in the process of foreclosure totaling $1.5 million.  Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at June 30, 2019, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans at December 31, 2019:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$1,861	$1,482	$1,040	$4,383	$265,542	$269,925	$1,691
Residential construction and land	-	-	-	-	8,667	8,667	-
Multi-family	-	30	131	161	25,628	25,789	131
Commercial real estate	789	356	674	1,819	358,605	360,424	984
Commercial construction	-	-	-	-	56,648	56,648	-
Home equity	152	18	128	298	22,446	22,744	311
Consumer installment	32	26	-	58	5,711	5,769	-
Commercial loans	163	29	212	404	113,816	114,220	262
Total gross loans	$2,997	$1,941	$2,185	$7,123	$857,063	$864,186	$3,379

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2019:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,144	$870	$1,385	$4,399	$263,403	$267,802	$2,474
Residential construction and land	-	-	-	-	7,462	7,462	-
Multi-family	1	137	-	138	24,454	24,592	-
Commercial real estate	280	1,108	102	1,490	328,178	329,668	598
Commercial construction	-	-	-	-	36,361	36,361	-
Home equity	16	136	309	461	22,724	23,185	452
Consumer installment	32	14	6	52	5,429	5,481	6
Commercial loans	430	342	28	800	102,754	103,554	108
Total gross loans	$2,903	$2,607	$1,830	$7,340	$790,765	$798,105	$3,638

The Bank of Greene County had no accruing loans delinquent more than 90 days at December 31, 2019 or June 30, 2019, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three and six months ended December 31:

	For the three months ended December 31,		For the six months ended December 31
(In thousands)	2019	2018	2019	2018
Interest income that would have been recorded if loans had been performing in accordance with original terms	$53	$58	$154	$129
Interest income that was recorded on nonaccrual loans	42	23	92	55

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	At December 31, 2019			For the three months ended December 31, 2019		For the six months ended December 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$537	$537	$-	$542	$11	$617	$41
Commercial real estate	370	370	-	375	5	383	12
Home equity	128	128	-	128	-	197	-
Commercial loans	173	173	-	146	1	141	1
Impaired loans with no allowance	1,208	1,208	-	1,191	17	1,338	54

With an allowance recorded:
Residential real estate	1,226	1,226	119	1,124	8	1,051	32
Multi-family	131	131	1	131	1	66	1
Commercial real estate	105	105	5	105	3	53	3
Commercial construction	102	102	7	102	-	102	-
Home equity	460	460	73	460	9	395	14
Commercial loans	159	159	12	159	3	145	4
Impaired loans with allowance	2,183	2,183	217	2,081	24	1,812	54

Total impaired:
Residential real estate	1,763	1,763	119	1,666	19	1,668	73
Multi-family	131	131	1	131	1	66	1
Commercial real estate	475	475	5	480	8	436	15
Commercial construction	102	102	7	102	-	102	-
Home equity	588	588	73	588	9	592	14
Commercial loans	332	332	12	305	4	286	5
Total impaired loans	$3,391	$3,391	$217	$3,272	$41	$3,150	$108

	At June 30, 2019			For the three months ended December 31, 2018		For the six months ended December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$727	$727	$-	$158	$-	$83	$3
Commercial real estate	717	717	-	1,145	7	970	15
Home equity	309	309	-	309	-	266	-
Commercial loans	141	141	-	153	-	155	-
Impaired loans with no allowance	1,894	1,894	-	1,765	7	1,474	18

With an allowance recorded:
Residential real estate	1,420	1,420	188	1,614	13	1,757	36
Commercial real estate	-	-	-	-	-	182	-
Commercial construction	102	102	2	176	-	176	-
Home equity	348	348	59	321	5	327	9
Commercial loans	130	130	13	44	-	22	-
Impaired loans with allowance	2,000	2,000	262	2,155	18	2,464	45
Total impaired:
Residential real estate	2,147	2,147	188	1,772	13	1,840	39
Commercial real estate	717	717	-	1,145	7	1,152	15
Commercial construction	102	102	2	176	-	176	-
Home equity	657	657	59	630	5	593	9
Commercial loans	271	271	13	197	-	177	-
Total impaired loans	$3,894	$3,894	$262	$3,920	$25	$3,938	$63

Index
The table below details loans that have been modified as a troubled debt restructuring during the six months ended December 31, 2018.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
December 31, 2018
Commercial loans	1	$127	$131	$131

There were no loans that have been modified as a troubled debt restructuring during the three and six months ended December 31, 2019.  There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2019 or 2018 which have subsequently defaulted during the three and six months ended December 31, 2019 or 2018, respectively.

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

	Activity for the three months ended December 31, 2019
(In thousands)	Balance at September 30, 2019	Charge-offs	Recoveries	Provision	Balance at December 31, 2019
Residential real estate	$1,512	$48	$10	$(4)	$1,470
Residential construction and land	99	-	-	(6)	93
Multi-family	205	-	-	(58)	147
Commercial real estate	7,159	-	-	351	7,510
Commercial construction	1,291	-	-	176	1,467
Home equity	307	-	-	(37)	270
Consumer installment	319	139	26	160	366
Commercial loans	2,552	5	6	108	2,661
Total	$13,444	$192	$42	$690	$13,984

Index
	Activity for the six months ended December 31, 2019
(In thousands)	Balance at June 30, 2019	Charge-offs	Recoveries	Provision	Balance at December 31, 2019
Residential real estate	$2,026	$101	$10	$(465)	$1,470
Residential construction and land	87	-	-	6	93
Multi-family	180	-	-	(33)	147
Commercial real estate	7,110	-	-	400	7,510
Commercial construction	872	-	-	595	1,467
Home equity	314	-	-	(44)	270
Consumer installment	250	248	50	314	366
Commercial loans	2,361	204	36	468	2,661
Total	$13,200	$553	$96	$1,241	$13,984

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At December 31, 2019 Impairment Analysis		Ending Balance At December 31, 2019 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$119	$1,351	$1,763	$268,162
Residential construction and land	-	93	-	8,667
Multi-family	1	146	131	25,658
Commercial real estate	5	7,505	475	359,949
Commercial construction	7	1,460	102	56,546
Home equity	73	197	588	22,156
Consumer installment	-	366	-	5,769
Commercial loans	12	2,649	332	113,888
Unallocated	-	-	-	-
Total	$217	$13,767	$3,391	$860,795

	Activity for the three months ended December 31, 2018
(In thousands)	Balance at September 30, 2018	Charge-offs	Recoveries	Provision	Balance at December 31, 2018
Residential real estate	$2,108	$75	$-	$37	$2,070
Residential construction and land	116	-	-	(23)	93
Multi-family	171	-	-	9	180
Commercial real estate	6,023	-	-	159	6,182
Commercial construction	957	-	-	(81)	876
Home equity	317	-	-	5	322
Consumer installment	229	89	22	128	290
Commercial loans	2,133	-	153	95	2,381
Unallocated	254	-	-	25	279
Total	$12,308	$164	$175	$354	$12,673

Index
	Activity for the six months ended December 31, 2018
(In thousands)	Balance at June 30, 2018	Charge-offs	Recoveries	Provision	Balance at December 31, 2018
Residential real estate	$2,116	$96	$13	$37	$2,070
Residential construction and land	114	-	-	(21)	93
Multi-family	162	-	-	18	180
Commercial real estate	5,979	-	-	203	6,182
Commercial construction	950	-	-	(74)	876
Home equity	317	-	-	5	322
Consumer installment	224	188	59	195	290
Commercial loans	2,128	-	153	100	2,381
Unallocated	34	-	-	245	279
Total	$12,024	$284	$225	$708	$12,673

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2019 Impairment Analysis		Ending Balance June 30, 2019 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$188	$1,838	$2,147	$265,655
Residential construction and land	-	87	-	7,462
Multi-family	-	180	-	24,592
Commercial real estate	-	7,110	717	328,951
Commercial construction	2	870	102	36,259
Home equity	59	255	657	22,528
Consumer installment	-	250	-	5,481
Commercial loans	13	2,348	271	103,283
Unallocated	-	-	-	-
Total	$262	$12,938	$3,894	$794,211

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at December 31, 2019 and June 30, 2019:

(in thousands)	December 31, 2019	June 30, 2019
Residential real estate	$303	$53
Total foreclosed real estate	$303	$53

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at December 31, 2019 and June 30, 2019 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$4,530	$-	$4,530	$-
State and political subdivisions	148,332	-	148,332	-
Mortgage-backed securities-residential	10,316	-	10,316	-
Mortgage-backed securities-multi-family	25,282	-	25,282	-
Corporate debt securities	4,539	4,539	-	-
Securities available-for-sale	192,999	$4,539	$188,460	-
Equity securities	265	265	-	-
Total securities measured at fair value	$193,264	$4,804	$188,460	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$5,553	$-	$5,553	$-
State and political subdivisions	96,570	-	96,570	-
Mortgage-backed securities-residential	2,645	-	2,645	-
Mortgage-backed securities-multi-family	16,410	-	16,410	-
Corporate debt securities	1,550	1,550	-	-
Securities available-for-sale	122,728	1,550	121,178	-
Equity securities	253	253	-	-
Total securities measured at fair value	$122,981	$1,803	$121,178	$-

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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Impaired loans	$2,384	$217	$2,167	$-	$-	$2,167
Foreclosed real estate	303	-	303	-	-	303

June 30, 2019
Impaired loans	$2,335	$262	$2,073	$-	$-	$2,073
Foreclosed real estate	53	-	53	-	-	53

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2019
Impaired Loans	$1,505	Appraisal of collateral(1)	Appraisal adjustments(2)	8.57%-33.73%	27.81%
			Liquidation expenses(3)	3.98%-7.03%	4.83%
	662	Discounted cash flow	Discount rate	4.19%-8.66%	6.08%
Foreclosed real estate	303	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00-0.00%	0.00%
			Liquidation expenses(3)	6.80%	6.80%
June 30, 2019
Impaired loans	$1,403	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-33.73%	24.48%
			Liquidation expenses(3)	3.98%-6.00%	4.53%
	670	Discounted cash flow	Discount rate	4.19%-8.66%	6.07%
Foreclosed real estate	53	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	10.41%	10.41%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At December 31, 2019 and June 30, 2019, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	December 31, 2019		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,542	$34,542	$34,542	$-	$-
Long term certificate of deposit	3,626	3,626	3,626	-	-
Securities available-for-sale	192,999	192,999	4,539	188,460	-
Securities held-to-maturity	331,989	343,896	-	343,896	-
Equity securities	265	265	265	-
Federal Home Loan Bank stock	3,554	3,554	-	3,554	-
Net loans receivable	851,065	850,856	-	-	850,856
Accrued interest receivable	6,810	6,810	-	6,810	-
Deposits	1,244,658	1,244,901	-	1,244,901	-
Borrowings from Federal Home Loan Bank	61,500	61,519	-	61,519	-
Accrued interest payable	133	133	-	133	-

(In thousands)	June 30, 2019		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$29,538	$29,538	$29,538	$-	$-
Long term certificate of deposit	2,875	2,875	2,875	-	-
Securities available-for-sale	122,728	122,728	1,550	121,178	-
Securities held-to-maturity	304,208	313,613	-	313,613	-
Equity Securities	253	253	253	-	-
Federal Home Loan Bank stock	1,759	1,759	-	1,759	-
Net loans receivable	785,738	781,614	-	-	781,614
Accrued interest receivable	5,853	5,853	-	5,853	-
Deposits	1,120,569	1,120,632	-	1,120,632	-
Borrowings from Federal Home Loan Bank	21,600	21,534	-	21,534	-
Accrued interest payable	110	110	-	110	-

Index
(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no dilutive or anti-dilutive securities or contracts outstanding during the three and six months ended December 31, 2019 and 2018.

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018

Net Income	$5,113,000	$4,584,000	$9,976,000	$8,964,000
Weighted Average Shares – Basic	8,537,010	8,537,814	8,537,412	8,537,814
Weighted Average Shares - Dilute	8,537,010	8,537,814	8,537,412	8,537,814

Earnings per share - Basic	$0.60	$0.54	$1.17	$1.05
Earnings per share - Diluted	$0.60	$0.54	$1.17	$1.05

(8)	Dividends

On October 16, 2019, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.11 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.44 per share which represents a 10.0% increase from the previous annual cash dividend rate of $0.40 per share. The dividend was payable to stockholders of record as of November 15, 2019, and was paid on November 29, 2019.  Greene County Bancorp, MHC did not waive its right to receive this dividend.

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

Index
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

Accounting Pronouncements to be adopted in future periods

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13.  In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326 Financial Instruments Credit Losses provides additional clarification to specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance.  The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this Update.  At this time, we have not calculated the estimated impact that this Update will have on our Allowance for Loan Losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance.  A vendor has been selected and alternative methodologies are currently being considered.  Data requirements and integrity are being reviewed and enhancements incorporated into standard processes.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding small reporting companies such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses which amends the implementation effective date for small reporting companies, such as the Company, and non-public business entities, for fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.   The Company is in the early stages of evaluation and implementation of the guidance.

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

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and six months ended December 31, 2019 and 2018 were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2019	2018	2019	2018
Interest cost	$49	$54	$98	$108
Expected return on plan assets	(63)	(59)	(126)	(118)
Amortization of net loss	40	35	80	70
Net periodic pension cost	$26	$30	$52	$60

The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2020.

SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP Plan is intended to provide a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”).  The SERP Plan is more fully described in Note 10 of the consolidated financial statements as included in the Form 10-K and notes thereto for the year ended June 30, 2019.

The net periodic pension costs related to the SERP Plan for the three and six months ended December 31, 2019 were $214,000 and $419,000.  The net periodic pension costs related to the SERP Plan for the three and six months ended December 31, 2018 were $163,000 and $322,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $5.7 million and $5.0 million at December 31, 2019 and June 30, 2019, respectively, and is included in accrued expenses and other liabilities.  The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

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

Index
A summary of the Company’s phantom stock option activity and related information for the Plan for the three and six months ended December 31, 2019 and 2018 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Number of options outstanding, beginning of period	2,319,300	1,742,100	1,711,600	1,634,160
Options Granted	-	-	614,700	592,700
Options Forfeited	-	-	(7,000)	-
Options Paid in Cash	(554,200)	-	(554,200)	(484,760)
Number of options outstanding, end of period	1,765,100	1,742,100	1,765,100	1,742,100

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2019	2018	2019	2018
Cash paid out on options vested	$2,516	$-	$2,516	$1,704
Compensation costs recognized	750	695	1,395	1,211

The total liability for the Plan was $3.0 million and $4.1 million at December 31, 2019 and June 30, 2019, respectively, and is included in accrued expenses and other liabilities.

(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss for the three and six months ended December 31, 2019 and 2018 are presented in the following table:

Activity for the three months ended December 31, 2019 and 2018

(In thousands)	Unrealized gain (losses) on securities available- for-sale	Pension benefits	Total
Balance at September 30, 2018	$(180)	$(1,633)	$(1,813)
Other comprehensive gain before reclassification	293	-	293
Other comprehensive gain for the three months ended December 31, 2018	293	-	293
Balance at December 31, 2018	$113	$(1,633)	$(1,520)

Balance at September 30, 2019	$561	$(1,838)	$(1,277)
Other comprehensive loss before reclassification	(114)	-	(114)
Other comprehensive loss for the three months ended December 31, 2019	(114)	-	(114)
Balance at December 31, 2019	$447	$(1,838)	$(1,391)

Index
Activity for the six months ended December 31, 2019 and 2018

(In thousands)	Unrealized gain (losses) on securities available- for-sale	Pension benefits	Total
Balance at June 30, 2018	$10	$(1,633)	$(1,623)
Other comprehensive income before reclassification	217	-	217
Other comprehensive income for the six months ended December 31, 2018	217	-	217
Reclassification for change in accounting(1)	(114)	-	(114)
Balance at December 31, 2018	$113	$(1,633)	$(1,520)

Balance at June 30, 2019	$832	$(1,838)	$(1,006)
Other comprehensive loss before reclassification	(385)	-	(385)
Other comprehensive income for the six months ended December 31, 2019	(385)	-	(385)
Balance at December 31, 2019	$447	$(1,838)	$(1,391)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

(13)	Revenue from Contracts with Customers

The majority of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following table presents revenues subject to ASC 606 for the three and six months ended December 31, 2019 and 2018, respectively.

	For the three months ended December 31,		For the six months ended December 31,
(In thousands)	2019	2018	2019	2018
Service charges on deposit accounts
Insufficient funds fees	$1,003	$996	$2,021	$1,926
Deposit related fees	41	41	80	78
ATM/point of sale fees	67	69	135	139
Total service charges	1,111	1,106	2,236	2,143
Interchange fee income
Debit card interchange fees	755	685	1,498	1,325
E-commerce fee income
E-commerce fees	31	34	66	71
Investment services income
Investment services	168	136	313	251
Sales of assets
Net gain (loss) on sale of foreclosed real estate	-	-	76	(9)

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

The Company leases certain branch properties under long-term, operating lease agreements.  The Company’s operating lease agreements contain lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.  There were no significant rights and obligations of the Company for leases that have not commenced as of the reporting date. The following includes quantitative data related to the Company’s operating leases as of December 31, 2019:

(In thousands, except weighted-average information).
Operating Lease Amounts	December 31, 2019
Right-of-use assets	$1,701
Lease liabilities	$1,707

Other Information:
Operating outgoing cash flows from operating leases	$155
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,840
Weighted-average remaining lease term (Years)	7.62
Weighted-average discount rate	2.51%

	Three months ended December 31,	Six months ended December 31,
(In thousands)
Lease Costs
Operating lease cost	$70	$142
Variable lease cost	$10	$20

Index
The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of December 31, 2019:

(in thousands)
Within the twelve months ended December 31,
2020	$281
2021	283
2022	226
2023	208
2024	218
Thereafter	667
Total undiscounted cash flow	1,883
Less net present value adjustment	(176)
Lease Liability	$1,707

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition.  The Company did not have any lease commitments that had not yet commenced at December 31, 2019.

(15)	Subsequent events

On January 21, 2020, the Board of Directors declared a cash dividend for the quarter ended December 31, 2019 of $0.11 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.44 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 14, 2020, and will be paid on February 28, 2020.  The MHC intends to waive its receipt of this dividend.

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

Index
Comparison of Financial Condition at December 31, 2019 and June 30, 2019

ASSETS

Total assets of the Company were $1.4 billion at December 31, 2019 and $1.3 billion at June 30, 2019, an increase of $174.5 million, or 13.8%.  Securities available-for-sale and held-to-maturity amounted to $525.0 million at December 31, 2019 as compared to $426.9 million at June 30, 2019, an increase of $98.1 million, or 23.0%.  Net loans grew by $65.4 million, or 8.3%, to $851.1 million at December 31, 2019 as compared to $785.7 million at June 30, 2019.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $5.0 million to $34.5 million at December 31, 2019 from $29.5 million at June 30, 2019.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $98.1 million, or 23.0%, to $525.0 million at December 31, 2019 as compared to $426.9 million at June 30, 2019.  Securities purchases totaled $184.3 million during the six months ended December 31, 2019 and consisted of $132.5 million of state and political subdivision securities and $41.0 million of mortgage-backed securities, $7.3 million of other securities, and $3.5 million of corporate securities.  Principal pay-downs and maturities during the six months amounted to $85.4 million, of which $18.0 million were mortgage-backed securities, $58.5 million were state and political subdivision securities, $8.3 million were U.S. government sponsored enterprises and $0.6 million were other securities. At December 31, 2019, 61.4% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	December 31, 2019		June 30, 2019
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$4,530	0.9%	$5,553	1.3%
State and political subdivisions	148,332	28.2	96,570	22.6
Mortgage-backed securities-residential	10,316	2.0	2,645	0.6
Mortgage-backed securities-multifamily	25,282	4.8	16,410	3.8
Corporate debt securities	4,539	0.9	1,550	0.4
Total securities available-for-sale	192,999	36.8	122,728	28.7
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	0.4	9,249	2.2
State and political subdivisions	174,165	33.2	152,358	35.7
Mortgage-backed securities-residential	11,302	2.1	4,570	1.1
Mortgage-backed securities-multifamily	137,193	26.1	134,970	31.6
Corporate debt securities	1,993	0.4	1,478	0.3
Other securities	5,336	1.0	1,583	0.4
Total securities held-to-maturity	331,989	63.2	304,208	71.3
Total securities	$524,988	100.0%	$426,936	100.0%

LOANS

Net loans receivable increased $65.4 million, or 8.3%, to $851.1 million at December 31, 2019 from $785.7 million at June 30, 2019.  The loan growth experienced during the six months consisted primarily of $20.3 million in commercial construction loans, $30.8 million in commercial real estate loans, $10.7 million in commercial loans, $2.1 million in residential mortgages, $1.2 million in multi-family loans and $1.2 million in residential construction and land loans.  This growth was partially offset by a $441,000 decrease in home equity loans, and $784,000 increase in allowance for loan losses.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	December 31, 2019		June 30, 2019
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$269,925	31.2%	$267,802	33.6%
Residential construction and land	8,667	1.0	7,462	0.9
Multi-family	25,789	3.0	24,592	3.1
Commercial real estate	360,424	41.7	329,668	41.3
Commercial construction	56,648	6.6	36,361	4.5
Home equity	22,744	2.6	23,185	2.9
Consumer installment	5,769	0.7	5,481	0.7
Commercial loans	114,220	13.2	103,554	13.0
Total gross loans	864,186	100.0%	798,105	100.0%
Allowance for loan losses	(13,984)		(13,200)
Deferred fees and costs	863		833
Total net loans	$851,065		$785,738

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

Index
Analysis of allowance for loan losses activity

	At or for the six months ended December 31,
(Dollars in thousands)	2019	2018
Balance at the beginning of the period	$13,200	$12,024
Charge-offs:
Residential real estate	101	96
Consumer installment	248	188
Commercial loans	204	-
Total loans charged off	553	284

Recoveries:
Residential real estate mortgages	10	13
Consumer installment	50	59
Commercial loans	36	153
Total recoveries	96	225

Net charge-offs	457	59

Provisions charged to operations	1,241	708
Balance at the end of the period	$13,984	$12,673

Net charge-offs to average loans outstanding (annualized)	0.11%	0.02%
Net charge-offs to nonperforming assets (annualized)	24.83%	3.20%
Allowance for loan losses to nonperforming loans	413.85%	350.66%
Allowance for loan losses to total loans receivable	1.62%	1.66%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	December 31, 2019	June 30, 2019
Nonaccruing loans:
Residential real estate	$1,691	$2,474
Multi-family	131	-
Commercial real estate	984	598
Home equity	311	452
Consumer installment	-	6
Commercial	262	108
Total nonaccruing loans	3,379	3,638
90 days & accruing
Residential real estate	-	-
Total 90 days & accruing	-	-
Total nonperforming loans	3,379	3,638
Foreclosed real estate:
Residential real estate	303	53
Total foreclosed real estate	303	53
Total nonperforming assets	$3,682	$3,691

Troubled debt restructuring:
Nonperforming (included above)	$326	$531
Performing (accruing and excluded above)	1,047	1,368

Total nonperforming assets as a percentage of total assets	0.25%	0.29%
Total nonperforming loans to net loans	0.40%	0.46%

The table below details additional information related to nonaccrual loans for the three and six months ended December 31:

	For the three months ended December 31,		For the six months ended December 31
(In thousands)	2019	2018	2019	2018
Interest income that would have been recorded if loans had been performing in accordance with original terms	$53	$58	$154	$129
Interest income that was recorded on nonaccrual loans	42	23	92	55

Nonperforming assets amounted to $3.7 million at December 31, 2019 and June 30, 2019.  Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2019 and June 30, 2019.  Loans on nonaccrual status totaled $3.4 million at December 31, 2019 of which $1.1 million were in the process of foreclosure. At December 31, 2019, there were 10 residential loans in the process of foreclosure totaling $801,000.  Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at December 31, 2019, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $151,000 of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings.  Loans on nonaccrual status totaled $3.6 million at June 30, 2019 of which $1.6 million were in the process of foreclosure.  At June 30, 2019, there were 12 residential loans in the process of foreclosure totaling $1.5 million. Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at June 30, 2019, but have a recent history of delinquency greater than 90 days past due.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans at December 31, 2019 and June 30, 2019:

(In thousands)	December 31, 2019	June 30, 2019
Balance of impaired loans, with a valuation allowance	$2,183	$2,000
Allowances relating to impaired loans included in allowance for loan losses	217	262
Balance of impaired loans, without a valuation allowance	1,208	1,894
Total impaired loans	3,391	3,894

	For the three months ended December 31,		For the six months ended December 31,
(In thousands)	2019	2018	2019	2018
Average balance of impaired loans for the periods ended	$3,272	$3,920	$3,150	$3,938
Interest income recorded on impaired loans during the periods ended	41	25	108	63

DEPOSITS

Deposits totaled $1.2 billion at December 31, 2019 and $1.1 billion at June 30, 2019, an increase of $124.1 million, or 11.1%. Noninterest-bearing deposits increased $2.6 million, or 2.4%, NOW deposits increased $123.1 million, or 19.0%, and savings deposits increased $2.3 million, or 1.1% when comparing December 31, 2019 and June 30, 2019.  These increases were offset by a decrease in money market deposits of $3.4 million, or 3.0%, and a decrease in certificates of deposits of $564,000, or 1.5%, when comparing December 31, 2019 and June 30, 2019.

(In thousands)	December 31, 2019	Percentage of Portfolio	June 30, 2019	Percentage of Portfolio
Noninterest-bearing deposits	$110,100	8.8%	$107,469	9.6%
Certificates of deposit	35,978	2.9	36,542	3.3
Savings deposits	216,966	17.4	214,680	19.2
Money market deposits	111,500	9.0	114,915	10.2
NOW deposits	770,114	61.9	646,963	57.7
Total deposits	$1,244,658	100.0%	$1,120,569	100.0%

BORROWINGS

At December 31, 2019, The Bank of Greene County had pledged approximately $312.5 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $232.1 million at December 31, 2019, of which $12.6 million in borrowings and $75.6 million in irrevocable stand-by letters of credit were outstanding at December 31, 2019.  There were $48.9 million of short-term or overnight borrowings outstanding at December 31, 2019. The $12.6 million consisted of long-term fixed rate advances with a weighted average rate of 1.68% and a weighted average maturity of 13 months.  The $75.6 million of irrevocable stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank of Greene County also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At December 31, 2019, approximately $5.3 million of collateral consisting of $4.5 million in securities and $752,000 of certificates of deposit, was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2019 or June 30, 2019.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $10.0 million and two other financial institutions for $40.0 million.  Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At December 31, 2019 and June 30, 2019, there were no balances outstanding on any of these lines of credit.

Index
Scheduled maturities of long-term borrowings at December 31, 2019 were as follows:

(In thousands)
Within the twelve months ended December 31,
2020	$6,500
2021	2,950
2022	3,150
$12,600

EQUITY

Shareholders’ equity increased to $120.5 million at December 31, 2019 from $112.4 million at June 30, 2019, resulting primarily from net income of $10.0 million and a decrease in other accumulated comprehensive loss of $385,000, partially offset by dividends declared and paid of $1.4 million.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. At December 31, 2019, the Company had repurchased 1,400 shares.

Selected Equity Data:

	December 31, 2019	June 30, 2019
Shareholders’ equity to total assets, at end of period	8.35%	8.85%
Book value per share	$14.12	$13.16
Closing market price of common stock	$28.79	$29.42

	For the six months ended December 31,
	2019	2018
Average shareholders’ equity to average assets	8.52%	8.60%
Dividend payout ratio[1]	18.80%	19.05%
Actual dividends paid to net income[2]	13.79%	13.96%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.0% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended September 30, 2019.  Dividends declared during the three months ended December 31, 2019 were paid to the MHC.  Dividends declared during the three months ended September 30, 2018 were paid to the MHC.  The MHC waived its right to receive dividends during the three months ended December 31, 2018.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three and Six Months Ended December 31, 2019 and 2018

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and six months ended December 31, 2019 and 2018.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended December 31,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$841,604	$9,801	4.66%	$750,182	$8,696	4.64%
Securities[2]	516,840	3,166	2.45	393,525	2,624	2.67
Interest-bearing bank balances and federal funds	43,559	207	1.90	5,111	28	2.19
FHLB stock	1,619	23	5.68	1,950	58	11.90
Total interest-earning assets	1,403,622	13,197	3.76%	1,150,768	11,406	3.96%
Cash and due from banks	10,328			9,633
Allowance for loan losses	(13,525)			(12,452)
Other noninterest-earning assets	23,445			20,186
Total assets	$1,423,870			$1,168,135

Interest-Bearing Liabilities:
Savings and money market deposits	$318,522	$323	0.41%	$325,726	$295	0.36%
NOW deposits	808,219	1,760	0.87	554,996	832	0.60
Certificates of deposit	36,374	122	1.34	45,335	144	1.27
Borrowings	18,485	81	1.75	27,171	140	2.06
Total interest-bearing liabilities	1,181,600	2,286	0.77%	953,228	1,411	0.59%
Noninterest-bearing deposits	108,256			102,467
Other noninterest-bearing liabilities	15,760			10,744
Shareholders' equity	118,254			101,696
Total liabilities and equity	$1,423,870			$1,168,135

Net interest income		$10,911			$9,995
Net interest rate spread			2.99%			3.37%
Net earnings assets	$222,022			$197,540
Net interest margin			3.11%			3.47%
Average interest-earning assets to average interest-bearing liabilities	118.79%			120.72%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the three months ended December 31,
(Dollars in thousands)	2019	2018
Net interest income (GAAP)	$10,911	$9,995
Tax-equivalent adjustment(1)	627	493
Net interest income (fully taxable-equivalent)	$11,538	$10,488

Average interest-earning assets	$1,403,622	$1,150,768
Net interest margin (fully taxable-equivalent)	3.29%	3.65%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 3.98% for New York State income taxes for the periods ended December 31, 2019 and 2018.

Index
	Six months ended December 31,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$823,051	$19,206	4.67%	$737,662	$16,994	4.61%
Securities[2]	479,199	6,148	2.57	396,196	5,264	2.66
Interest-bearing bank balances and federal funds	41,533	405	1.95	5,945	59	1.98
FHLB stock	1,512	46	6.08	2,631	86	6.54
Total interest-earning assets	1,345,295	25,805	3.84%	1,142,434	22,403	3.92%
Cash and due from banks	10,532			9,629
Allowance for loan losses	(13,377)			(12,284)
Other noninterest-earning assets	22,547			19,671
Total assets	$1,364,997			$1,159,450

Interest-Bearing Liabilities:
Savings and money market deposits	$324,109	$664	0.41%	$334,362	$588	0.35%
NOW deposits	748,421	3,346	0.89	527,348	1,473	0.56
Certificates of deposit	36,679	245	1.34	42,453	246	1.16
Borrowings	16,110	139	1.73	42,298	444	2.10
Total interest-bearing liabilities	1,125,319	4,394	0.78%	946,461	2,751	0.58%
Noninterest-bearing deposits	107,465			102,341
Other noninterest-bearing liabilities	15,917			10,915
Shareholders' equity	116,296			99,733
Total liabilities and equity	$1,364,997			$1,159,450

Net interest income		$21,411			$19,652
Net interest rate spread			3.06%			3.34%
Net earnings assets	$219,976			$195,973
Net interest margin			3.18%			3.44%
Average interest-earning assets to average interest-bearing liabilities	119.55%			120.71%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the six months ended December 31,
(Dollars in thousands)	2019	2018
Net interest income (GAAP)	$21,411	$19,652
Tax-equivalent adjustment(1)	1,203	962
Net interest income (fully taxable-equivalent)	$22,614	$20,614

Average interest-earning assets	$1,345,295	$1,142,434
Net interest margin (fully taxable-equivalent)	3.36%	3.61%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 3.98% for New York State income taxes for the periods ended December 31, 2019 and 2018.

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

(Dollars in thousands)	Three Months Ended December 31, 2019 versus 2018			Six Months Ended December 31, 2019 versus 2018
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$1,067	$38	$1,105	$1,988	$224	$2,212
Securities[2]	772	(230)	542	1,068	(184)	884
Interest-bearing bank balances and federal funds	183	(4)	179	347	(1)	346
FHLB stock	(8)	(27)	(35)	(35)	(5)	(40)
Total interest-earning assets	2,014	(223)	1,791	3,368	34	3,402

Interest-Bearing Liabilities:
Savings and money market deposits	(7)	35	28	(19)	95	76
NOW deposits	467	461	928	779	1,094	1,873
Certificates of deposit	(30)	8	(22)	(35)	34	(1)
Borrowings	(40)	(19)	(59)	(237)	(68)	(305)
Total interest-bearing liabilities	390	485	875	488	1,155	1,643
Net change in net interest income	$1,624	$(708)	$916	$2,880	$(1,121)	$1,759

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 1.44% for the three months ended December 31, 2019 as compared to 1.57% for the three months ended December 31, 2018, and was 1.46% and 1.55% for the six months ended December 31, 2019 and 2018, respectively.  Annualized return on average equity decreased to 17.29% for the three months and 17.16% for the six months ended December 31, 2019, as compared to 18.03% for the three months and 17.98% for the six months ended December 31, 2018.  The decrease in return on average assets and return on average equity was primarily the result of balance sheet growth outpacing growth in net income.  Net income amounted to $5.1 million and $4.6 million for the three months ended December 31, 2019 and 2018, respectively, an increase of $529,000, or 11.5%, and amounted to $10.0 million and $9.0 million for the six months ended December 31, 2019 and 2018, respectively, an increase of $1.0 million, or 11.1%.  Average assets increased $255.7 million, or 21.9%, to $1.4 billion for the three months ended December 31, 2019 as compared to $1.2 billion for the three months ended December 31, 2018.  Average equity increased $16.6 million, or 16.3%, to $118.3 million for the three months ended December 31, 2019 as compared to $101.7 million for the three months ended December 31, 2018. Average assets increased $205.5 million, or 17.7%, to $1.4 billion for the six months ended December 31, 2019 as compared to $1.2 billion for the six months ended December 31, 2018. Average equity increased $16.6 million, or 16.6%, to $116.3 million for the six months ended December 31, 2019 as compared to $99.7 million for the six months ended December 31, 2018.

Index
INTEREST INCOME

Interest income amounted to $13.2 million for the three months ended December 31, 2019 as compared to $11.4 million for the three months ended December 31, 2018, an increase of $1.8 million, or 15.8%.  Interest income amounted to $25.8 million for the six months ended December 31, 2019 as compared to $22.4 million for the six months ended December 31, 2018, an increase of $3.4 million, or 15.2%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the three and six months ended December 31, 2019 and 2018. Average loan balances increased $91.4 million and $85.4 million while the yield on loans increased two basis points and six basis points when comparing the three and six months ended December 31, 2019 and 2018, respectively.   Average securities increased $123.3 million and $83.0 million and the yield on such securities decreased 22 basis points and nine basis points when comparing the three and six months ended December 31, 2019 and 2018.

INTEREST EXPENSE

Interest expense amounted to $2.3 million for the three months ended December 31, 2019 as compared to $1.4 million for the three months ended December 31, 2018, an increase of $875,000 or 62.0%. Interest expense amounted to $4.4 million for the six months ended December 31, 2019 as compared to $2.8 million for the six months ended December 31, 2018, an increase of $1.6 million, or 57.1%.  Increases in both the rate paid and the increase in average balances of NOW accounts had the greatest impact on interest expense and was the result of promotions within the Company’s newer markets targeting new businesses, municipal and retail customers as well as the impact from increased market interest rates during fiscal 2019.  As illustrated in the rate/volume table, interest expense increased $485,000 and $1.2 million when comparing the three and six months ended December 31, 2019 and 2018 due to the increase in the rate paid on interest-bearing liabilities.  Interest expense increased $390,000 and $488,000 when comparing these same periods due to the increased average balances.

Average interest-bearing liabilities increased $228.4 million and $178.9 million when comparing the three and six months ended December 31, 2019, respectively. The average rate paid on interest-bearing liabilities increased 18 basis points to 0.77% from 0.59% when comparing the three months ended December 31, 2019 and 2018, respectively, and increased 20 basis points to 0.78% from 0.58% when comparing the six months ended December 31, 2019 and 2018.

Average deposits increased $237.1 million and $205.0 million for the three and six months ended December 31, 2019 and 2018, respectively, as a result of continued growth across all three of our primary banking lines – retail, commercial and municipal.  The average rate paid on NOW deposits increased 27 basis points when comparing the three months ended December 31, 2019 and 2018, and the average balance of such accounts grew by $253.2 million when comparing these same periods. The average rate paid on NOW deposits increased 33 basis points when comparing the six months ended December 31, 2019 and 2018, and the average balance of such accounts increased $221.1 million when comparing these same periods. The average balance of savings and money market deposits decreased $7.2 million and $10.3 million when comparing the three and six months ended December 31, 2019 and 2018, respectively. The rates paid on savings and money market deposits increased five basis points and six basis points when comparing the three and six months ended December 31, 2019 and 2018, respectively. The average balance of certificates of deposit decreased $9.0 million and $5.8 million when comparing the three and six months ended December 31, 2019 and 2018, respectively.  The average rate paid on certificate of deposits increased seven basis and 18 basis points when comparing the three and six months ended December 31, 2019 and 2018.

The average balance on borrowings decreased $8.7 million and $26.2 million when comparing the three and six months ended December 31, 2019 and 2018.  The rate decreased 31 basis points and 37 basis points when comparing the three and six months ended December 31, 2019 and 2018.

NET INTEREST INCOME

Net interest income increased $916,000 million to $10.9 million for the three months ended December 31, 2019 from $10.0 million for the three months ended December 31, 2018. Net interest income increased $1.7 million to $21.4 million for the six months ended December 31, 2019 from $19.7 million for the six months ended December 31, 2018. These increases in net interest income were primarily the result of growth in the average balance of interest-earning assets, with continued growth in loans and securities, funded primarily from growth in deposits.

Net interest spread decreased 38 basis points to 2.99% for the three months ended December 31, 2019 compared to 3.37% for the three months ended December 31, 2018. Net interest margin decreased 36 basis points to 3.11% for the three months ended December 31, 2019 compared to 3.47% for the three months ended December 31, 2018. Net interest spread and margin decreased 28 basis points and 26 basis points to 3.06% and 3.18%, respectively, for the six months ended December 31, 2019 compared to 3.34% and 3.44%, respectively, for the six months ended December 31, 2018.  Decreases in net interest spread and margin are primarily the result of the higher cost of interest-bearing liabilities and lower yields on securities, partially offset by growth in average loan and securities balances.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.29% and 3.65% for the three months ended December 31, 2019 and 2018, respectively, and was 3.36% and 3.61% for the six months ended December 31, 2019 and 2018, respectively. As a result of the enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) in December 2017, which permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the tax benefits derived from tax-exempt securities and loans is lower for the three and six months ended December 31, 2018 compared to December 31, 2017.  However, beginning January 1, 2018, pricing of tax-exempt securities and loan originations have been adjusted to reflect the change in the corporate tax rate, thereby producing a tax-equivalent yield on these securities and loans that are comparable to yields obtained on similar taxable investments.

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

Provision for loan losses amounted to $690,000 and $354,000 for the three months ended December 31, 2019 and 2018, respectively, and amounted to $1.2 million and $708,000 for the six months ended December 31, 2019 and 2018, respectively. This increase was due to the growth in gross loans as well as an increase in loans adversely classified.  Loans classified as substandard or special mention totaled $24.7 million at December 31, 2019 compared to $17.1 million at June 30, 2019, an increase of $7.6 million.  Reserves on these loans totaled $1.9 million at December 31, 2019 compared to $1.5 million at June 30, 2019, an increase of $395,000. The increase in classified loans is primarily due to the downgrade of a construction loan to special mention during the six months ended December 31, 2019 as a result of project cost overruns and several delinquent payment.  No loans were classified as doubtful or loss at December 31, 2019 or June 30, 2019. Allowance for loan losses to total loans receivable was 1.62% at December 31, 2019, and 1.65% at June 30, 2019.

Net charge-offs for the three months ended December 31, 2019 totaled $149,000 compared to a net recovery for the three months ended December 31, 2018 of $11,000.  Net charge-offs totaled $457,000 and $59,000 for the six months ended December 31, 2019 and 2018, respectively.  This increase in charge-off activity was primarily within the commercial loan and consumer loan portfolios. Commercial loan net charge-offs totaled $168,000 for the six months ended December 31, 2019 compared to a net recovery of $153,000 for the six months ended December 31, 2018. Consumer loan net charge-offs totaled $198,000 and $129,000 for the six months ended December 31, 2019 and 2018, respectively, an increase of $69,000.  The increase in the consumer loan portfolio is the result of an increase in charge-offs related to the deposit overdraft protection program, and is due to the significant growth in the number of checking accounts with overdraft protection as well as a recent increase in the amount of protection provided per account.

Nonperforming loans amounted to $3.4 million and $3.6 million at December 31, 2019 and June 30, 2019, respectively. At December 31, 2019 and June 30, 2019, nonperforming assets were 0.25% and 0.29% of total assets, and nonperforming loans were 0.40% and 0.46% of net loans. At December 31, 2018, nonperforming assets to total assets were 0.31% and nonperforming loans to net loans were 0.48%. The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest income:	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Service charges on deposit accounts	$1,111	$1,106	$5	0.45%	$2,236	$2,143	$93	4.34%
Debit card fees	755	685	70	10.22	1,498	1,325	173	13.06
Investment services	168	136	32	23.53	313	251	62	24.70
E-commerce fees	31	34	(3)	(8.82)	66	71	(5)	(7.04)
Other operating income	251	180	71	39.44	469	403	66	(16.38)
Total noninterest income	$2,316	$2,141	$175	8.17%	$4,582	$4,193	$389	9.28%

Index
Noninterest income increased $175,000, or 8.2%, and totaled $2.3 million and $2.1 million for the three months ended December 31, 2019 and 2018.  Noninterest income increased $389,000, or 9.3%, and totaled $4.6 million and $4.2 million for the six months ended December 31, 2019 and 2018.  This increase was primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards, as well as increased monthly or transactional service charges on deposit accounts. Investment services income also increased during the period due to higher sales volume of investment products.

NONINTEREST EXPENSE

(In thousands)	For the three months ended December 31		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest expense:	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Salaries and employee benefits	$3,992	$3,677	$315	8.57%	$7,934	$7,155	$779	10.89%
Occupancy expense	441	414	27	6.52	907	816	91	11.15
Equipment and furniture expense	126	127	(1)	(0.79)	407	341	66	19.35
Service and data processing fees	638	542	96	17.71	1,212	1,037	175	16.88
Computer software, supplies and support	264	200	64	32.00	506	423	83	19.62
Advertising and promotion	142	76	66	86.84	258	196	62	31.63
FDIC insurance premiums	12	100	(88)	(88.00)	(27)	227	(254)	(111.89)
Legal and professional fees	325	283	42	14.84	604	612	(8)	(1.31)
Other	595	828	(233)	(28.14)	1,156	1,401	(245)	(17.49)
Total noninterest expense	$6,535	$6,247	$288	4.61%	$12,957	$12,208	$749	6.14%

Noninterest expense increased $288,000 or 4.6%, to $6.5 million for the three months ended December 31, 2019 as compared to $6.2 million for the three months ended December 31, 2018. Noninterest expense increased $749,000, or 6.1%, to $13.0 million for the six months ended December 31, 2019, compared to $12.2 million for the six months ended December 31, 2018.  This increase, during the three and six months ended December 31, 2019, was primarily due to an increase in salaries and employee benefits expenses, resulting from additional staffing for the addition of a new branch located in Kinderhook-Valatie, New York, which opened in July 2019. As the Company continues to grow, staffing was also increased within our lending department, customer service center and investment center. This increase was partially offset by a decrease in FDIC insurance premiums.  In January 2019, the FDIC provided notification to the Company that a credit in the amount of $177,000 was calculated for The Bank of Greene County, and a credit in the amount of $91,000 was calculated for Greene County Commercial Bank, based on a change in assessments under FDIC regulations resulting from the Deposit Insurance Fund Reserve Ratio reaching 1.36.  The Deposit Insurance Fund reserve ratio was above 1.38% as of June 30, 2019 and September 30, 2019, and therefore, the FDIC offset regular deposit insurance assessments with credits on the September and December 2019 invoices.  The Company received credits totaling $120,000 and $228,000 during the three and six months ended December 31, 2019.  This credit was applied against FDIC insurance premiums expense. Other noninterest expense also decreased for both the three and six months ended December 31, 2019 and was due to a charitable donation made to the Company’s Charitable Foundation during the three and six months ended December 31, 2018.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 14.8% and 15.4% for the three and six months ended December 31, 2019, compared to 17.2% and 18.0% for the three and six months ended December 31, 2018.  The statutory tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

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

Index
The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at December 31, 2019:

(In thousands)	2019
Unfunded loan commitments	$73,667
Unused lines of credit	60,110
Total commitments	$133,777

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

RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at December 31, 2019 or June 30, 2019.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $2.1 million and $1.2 million at December 31, 2019 and June 30, 2019, respectively. The current amount of credit exposure is spread out over five counterparties, and terms range between five to ten years.

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

Index
The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2019 and June 30, 2019.  Consolidated shareholders’ equity represented 8.4% and 8.9% of total assets at December 31, 2019 and at June 30, 2019, respectively.

					To Be Well Capitalized Under
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of December 31, 2019:

Total risk-based capital	$128,629	15.45%	$66,590	8.0%	$83,238	10.0%	7.45%	2.50%
Tier 1 risk-based capital	118,181	14.20	49,943	6.0	66,590	8.0	8.20	2.50
Common equity tier 1 capital	118,181	14.20	37,457	4.5	54,104	6.5	9.70	2.50
Tier 1 leverage ratio	118,181	8.32	56,788	4.0	70,985	5.0	4.32	2.50

As of June 30, 2019:

Total risk-based capital	$118,113	15.8%	$59,842	8.0%	$74,802	10.0%	7.79%	2.50%
Tier 1 risk-based capital	108,716	14.5	44,881	6.0	59,842	8.0	8.53	2.50
Common equity tier 1 capital	108,716	14.5	33,661	4.5	48,621	6.5	10.03	2.50
Tier 1 leverage ratio	108,716	8.7	50,049	4.0	62,561	5.0	4.69	2.50

Greene County Commercial Bank
As of December 31, 2019:

Total risk-based capital	$51,204	43.1%	$9,499	8.0%	$11,874	10.0%	35.12%	2.50%
Tier 1 risk-based capital	51,204	43.1	7,124	6.0	9,499	8.0	37.12	2.50
Common equity tier 1 capital	51,204	43.1	5,343	4.5	7,718	6.5	38.62	2.50
Tier 1 leverage ratio	51,204	8.4	24,464	4.0	30,580	5.0	4.37	2.50

As of June 30, 2019:

Total risk-based capital	$47,366	47.4%	$7,996	8.0%	$9,996	10.0%	39.39%	2.50%
Tier 1 risk-based capital	47,366	47.4	5,997	6.0	7,996	8.0	41.39	2.50
Common equity tier 1 capital	47,366	47.4	4,498	4.5	6,497	6.5	42.89	2.50
Tier 1 leverage ratio	47,366	9.6	19,678	4.0	24,597	5.0	5.63	2.50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. At December 31, 2019, the Company had repurchased 1,400 shares.

The following table presents stock purchases made during the quarter ended December 31, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31	-	$-	-	200,000
November 1-30	1,400	$26.87	1,400	198,600
December 1-31	-	$-	-	198,600

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

a)	Not applicable
b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

Item 6.	Exhibits

Exhibits
31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: February 6, 2020

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date: February 6, 2020

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer