Form 10-Q
period 2020-03-31
GREENE COUNTY BANCORP INC
filed 2020-05-08
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

As of May 6, 2020, the registrant had 8,513,414 shares of common stock outstanding at $ 0.10 par value per share.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At March 31, 2020 and June 30, 2019
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2020	June 30, 2019
Total cash and cash equivalents	$77,814	$29,538

Long term certificates of deposit	4,071	2,875
Securities available-for-sale, at fair value	209,122	122,728
Securities held-to-maturity, at amortized cost (fair value $399,256 at March 31, 2020; $313,613 at June 30, 2019)	382,532	304,208
Equity securities, at fair value	238	253
Federal Home Loan Bank stock, at cost	1,196	1,759

Loans	897,961	798,105
Allowance for loan losses	(15,205)	(13,200)
Unearned origination fees and costs, net	979	833
Net loans receivable	883,735	785,738

Premises and equipment, net	13,366	13,255
Accrued interest receivable	7,506	5,853
Foreclosed real estate	-	53
Prepaid expenses and other assets	4,892	3,202
Total assets	$1,584,472	$1,269,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$106,844	$107,469
Interest-bearing deposits	1,322,688	1,013,100
Total deposits	1,429,532	1,120,569

Borrowings from Federal Home Loan Bank, short-term	-	8,000
Borrowings from other banks, short-term	4,000	-
Borrowings from Federal Home Loan Bank, long-term	9,100	13,600
Accrued expenses and other liabilities	17,847	14,924
Total liabilities	1,460,479	1,157,093

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares; Issued – 8,611,340;
Outstanding – 8,513,414 shares at March 31, 2020, and 8,537,814 at June 30, 2019	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	113,993	101,774
Accumulated other comprehensive loss	(970)	(1,006)
Treasury stock, at cost 97,926 shares at March 31, 2020, and 73,526 shares at June 30, 2019	(908)	(277)
Total shareholders’ equity	123,993	112,369
Total liabilities and shareholders’ equity	$1,584,472	$1,269,462

See notes to consolidated financial statements

Index
       Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2020 and 2019
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Interest income:
Loans	$9,955	$8,900	$29,161	$25,894
Investment securities - taxable	178	197	509	608
Mortgage-backed securities	1,327	978	3,832	3,151
Investment securities - tax exempt	1,771	1,418	5,129	4,184
Interest-bearing deposits and federal funds sold	206	215	611	274
Total interest income	13,437	11,708	39,242	34,111

Interest expense:
Interest on deposits	2,239	1,584	6,494	3,891
Interest on borrowings	57	98	196	542
Total interest expense	2,296	1,682	6,690	4,433

Net interest income	11,141	10,026	32,552	29,678
Provision for loan losses	1,425	350	2,666	1,058
Net interest income after provision for loan losses	9,716	9,676	29,886	28,620

Noninterest income:
Service charges on deposit accounts	1,034	960	3,270	3,103
Debit card fees	698	604	2,196	1,929
Investment services	120	145	433	396
E-commerce fees	24	31	90	102
Other operating income	250	270	719	673
Total noninterest income	2,126	2,010	6,708	6,203

Noninterest expense:
Salaries and employee benefits	4,412	4,005	12,346	11,160
Occupancy expense	496	471	1,403	1,287
Equipment and furniture expense	191	112	598	453
Service and data processing fees	626	546	1,838	1,583
Computer software, supplies and support	285	260	791	683
Advertising and promotion	115	110	373	306
FDIC insurance premiums	159	117	132	344
Legal and professional fees	274	280	878	892
Other	670	585	1,826	1,986
Total noninterest expense	7,228	6,486	20,185	18,694

Income before provision for income taxes	4,614	5,200	16,409	16,129
Provision for income taxes	563	844	2,382	2,809
Net income	$4,051	$4,356	$14,027	$13,320

Basic and diluted earnings per share	$0.47	$0.51	$1.64	$1.56
Basic and diluted average shares outstanding	8,531,304	8,537,814	8,535,391	8,537,814
Dividends per share	$0.11	$0.10	$0.33	$0.30

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended March 31, 2020 and 2019
(Unaudited)
(In thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Net Income	$4,051	$4,356	$14,027	$13,320
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of income tax expense of $149 and $64, for the three months, and $13 and $141, for the nine months ended March 31, 2020 and 2019, respectively	421	181	36	398

Total other comprehensive income, net of taxes	421	181	36	398

Comprehensive income	$4,472	$4,537	$14,063	$13,718

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2018	$861	$11,017	$94,040	$(1,520)	$(277)	$104,121
Dividends declared	-	-	(393)	-	-	(393)
Net income	-	-	4,356	-	-	4,356
Other comprehensive income, net of taxes	-	-	-	181	-	181
Balance at March 31, 2019	$861	$11,017	$98,003	$(1,339)	$(277)	$108,265

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2019	$861	$11,017	$110,374	$(1,391)	$(315)	$120,546
Stock repurchases	-	-	-	-	(594)	(594)
Dividends declared	-	-	(432)	-	-	(432)
Net income	-	-	4,051	-	-	4,051
Other comprehensive income, net of taxes	-	-	-	421	-	421
Balance at March 31, 2020	$861	$11,017	$113,993	$(970)	$(908)	$123,993

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2020 and 2019
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2018	$861	$11,017	$86,213	$(1,623)	$(277)	$96,191
Impact of Adopting ASU 2016-01(1)	-	-	114	(114)	-	-
Dividends declared	-	-	(1,644)	-	-	(1,644)
Net income	-	-	13,320	-	-	13,320
Other comprehensive income, net of taxes	-	-	-	398	-	398
Balance at March 31, 2019	$861	$11,017	$98,003	$(1,339)	$(277)	$108,265

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2019	$861	11,017	$101,774	$(1,006)	$(277)	$112,369
Stock repurchases	-	-		-	(631)	(631)
Dividends declared	-	-	(1,808)	-	-	(1,808)
Net income	-	-	14,027	-	-	14,027
Other comprehensive income, net of taxes	-	-	-	36	-	36
Balance at March 31, 2020	$861	$11,017	$113,993	$(970)	$(908)	$123,993

(1)	Cumulative effect of change in measurement of equity securities (ASU 2016-01).

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019
Cash flows from operating activities:
Net Income	$14,027	$13,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	539	481
Deferred income tax benefit	(285)	(563)
Net amortization of premiums and discounts	625	214
Net amortization of deferred loan costs and fees	386	358
Provision for loan losses	2,666	1,058
Net loss (gain) on equity securities	15	(20)
Net (gain) loss on sale of foreclosed real estate	(19)	34
Net increase in accrued income taxes	762	899
Net increase in accrued interest receivable	(1,653)	(1,068)
Net increase in prepaid and other assets	(1,944)	(489)
Net increase in accrued expenses and other liabilities	2,687	929
Net cash provided by operating activities	17,806	15,153

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	70,520	77,974
Purchases of securities	(164,360)	(62,996)
Principal payments on securities	7,329	2,335
Securities held-to-maturity:
Proceeds from maturities	22,873	13,007
Purchases of securities	(121,783)	(50,591)
Principal payments on securities	20,127	20,488
Net redemption of Federal Home Loan Bank Stock	563	247
Purchase of long term certificate of deposit	(1,441)	(735)
Maturity of long term certificates of deposit	245	245
Net increase in loans receivable	(101,264)	(60,304)
Proceeds from sale of foreclosed real estate	287	65
Purchases of premises and equipment	(650)	(370)
Net cash used by investing activities	(267,554)	(60,635)

Cash flows from financing activities
Net decrease in short-term FHLB advances	(8,000)	-
Repayment of long-term FHLB advances	(4,500)	(5,500)
Net increase in short-term advances from other banks	4,000	-
Payment of cash dividends	(1,808)	(1,644)
Purchase of treasury stock	(631)	-
Net increase in deposits	308,963	114,544
Net cash provided by financing activities	298,024	107,400

Net increase in cash and cash equivalents	48,276	61,918
Cash and cash equivalents at beginning of period	29,538	26,504
Cash and cash equivalents at end of period	$77,814	$88,422

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$215	$34
Cash paid during period for:
Interest	$6,675	$4,423
Income taxes	$1,904	$2,473

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Nine Months Ended March 31, 2020 and 2019

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2019 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three and nine months ended March 31, 2020 and 2019 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2019, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   The Company had no reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2020.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three and nine months ended March 31, 2020.

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

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries, The Bank of Greene County and Greene Risk Management, Inc.  The Bank of Greene County has 16 full-service offices, an operations center and lending center located in its market area within the Hudson Valley and Capital District Regions of New York State.    The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene Risk Management, Inc. is a pooled captive insurance company, which provides additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.  The Bank of Greene County also owns and operates two subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. Greene County Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd. is a real estate investment trust, which holds mortgages and notes which were originated through and serviced by The Bank of Greene County.

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

(4)	Securities

Securities at March 31, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$2,506	$16	$-	$2,522
State and political subdivisions	167,823	257	65	168,015
Mortgage-backed securities-residential	9,814	313	-	10,127
Mortgage-backed securities-multi-family	23,293	706	1	23,998
Corporate debt securities	4,511	80	131	4,460
Total securities available-for-sale	207,947	1,372	197	209,122
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	12	-	2,012
State and political subdivisions	191,244	8,445	274	199,415
Mortgage-backed securities-residential	41,525	897	-	42,422
Mortgage-backed securities-multi-family	140,738	7,640	8	148,370
Corporate debt securities	1,993	8	36	1,965
Other securities	5,032	40	-	5,072
Total securities held-to-maturity	382,532	17,042	318	399,256
Total securities	$590,479	$18,414	$515	$608,378

Index
Securities at June 30, 2019 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,522	$31	$-	$5,553
State and political subdivisions	95,782	788	-	96,570
Mortgage-backed securities-residential	2,634	31	20	2,645
Mortgage-backed securities-multi-family	16,151	259	-	16,410
Corporate debt securities	1,513	37	-	1,550
Total securities available-for-sale	121,602	1,146	20	122,728
Securities held-to-maturity:
U.S. government sponsored enterprises	9,249	1	14	9,236
State and political subdivisions	152,358	6,212	23	158,547
Mortgage-backed securities-residential	4,570	97	-	4,667
Mortgage-backed securities-multi-family	134,970	3,122	17	138,075
Corporate debt securities	1,478	18	25	1,471
Other securities	1,583	34	-	1,617
Total securities held-to-maturity	304,208	9,484	79	313,613
Total securities	$425,810	$10,630	$99	$436,341

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  At March 31, 2020, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
State and political subdivisions	$23,401	$65	7	$-	$-	-	$23,401	$65	7
Mortgage-backed securities-multi-family	1,232	1	2	-	-	-	1,232	1	2
Corporate debt securities	2,869	131	4	-	-	-	2,869	131	4
Total securities available-for-sale	27,502	197	13	-	-	-	27,502	197	13
Securities held-to-maturity:
State and political subdivisions	26,827	269	113	1,201	5	15	28,028	274	128
Mortgage-backed securities-multi-family	4,512	8	4	-	-	-	4,512	8	4
Corporate debt securities	504	3	1	452	33	1	956	36	2
Total securities held-to-maturity	31,843	280	118	1,653	38	16	33,496	318	134
Total securities	$59,345	$477	131	$1,653	$38	16	$60,998	$515	147

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the three and nine months ended March 31, 2020 or 2019. During the three and nine months ended March 31, 2020 and 2019, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and nine months ended March 31, 2020 and 2019.

Index
The estimated fair values of debt securities at March 31, 2020, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$169,715	$169,918
After one year through five years	1,581	1,629
After five years through ten years	1,544	1,562
After ten years	2,000	1,888
Total available-for-sale debt securities	174,840	174,997
Mortgage-backed securities	33,107	34,125
Total available-for-sale securities	207,947	209,122

Held-to-maturity debt securities
Within one year	33,677	34,000
After one year through five years	92,123	94,198
After five years through ten years	51,143	53,945
After ten years	23,326	26,321
Total held-to-maturity debt securities	200,269	208,464
Mortgage-backed securities	182,263	190,792
Total held-to-maturity securities	382,532	399,256
Total debt securities	$590,479	$608,378

At March 31, 2020 and June 30, 2019, respectively, debt securities with an aggregate fair value of $595.9 million and $425.7 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  At March 31, 2020 and June 30, 2019, debt securities with an aggregate fair value of $4.5 million and $1.5 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the three or nine months ended March 31, 2020 or 2019.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and nine months ended March 31, 2020 or 2019.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at March 31, 2020 and June 30, 2019 are summarized as follows:

(In thousands)	March 31, 2020	June 30, 2019
Residential real estate:
Residential real estate	$277,891	$267,802
Residential construction and land	9,097	7,462
Multi-family	25,370	24,592
Commercial real estate:
Commercial real estate	374,155	329,668
Commercial construction	70,348	36,361
Consumer loan:
Home equity	22,179	23,185
Consumer installment	5,280	5,481
Commercial loans	113,641	103,554
Total gross loans	897,961	798,105
Allowance for loan losses	(15,205)	(13,200)
Unearned origination fees and costs, net	979	833
Loans receivable, net	$883,735	$785,738

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

Loan balances by internal credit quality indicator at March 31, 2020 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$272,959	$1,122	$1,119	$2,691	$277,891
Residential construction and land	9,097	-	-	-	9,097
Multi-family	23,600	-	1,643	127	25,370
Commercial real estate	360,942	49	10,158	3,006	374,155
Commercial construction	65,286	-	4,960	102	70,348
Home equity	21,509	18	25	627	22,179
Consumer installment	5,233	47	-	-	5,280
Commercial loans	110,787	172	2,377	305	113,641
Total gross loans	$869,413	$1,408	$20,282	$6,858	$897,961

Index
Loan balances by internal credit quality indicator at June 30, 2019 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$264,138	$874	$86	$2,704	$267,802
Residential construction and land	7,462	-	-	-	7,462
Multi-family	22,544	137	1,835	76	24,592
Commercial real estate	318,703	616	7,435	2,914	329,668
Commercial construction	36,259	-	-	102	36,361
Home equity	22,392	20	-	773	23,185
Consumer installment	5,461	14	-	6	5,481
Commercial loans	102,103	261	1,082	108	103,554
Total gross loans	$779,062	$1,922	$10,438	$6,683	$798,105

The Company had no loans classified doubtful or loss at March 31, 2020 or June 30, 2019.  During the nine months ended March 31, 2020 the Company downgraded a construction loan to special mention as a result of project cost overruns and several delinquent payments. Several other commercial real estate and commercial loan relationships have been downgraded to special mention during the nine months ended March 31, 2020 due to a deterioration in borrower cash flows.  At March 31, 2020, these loans were all performing. Management continues to monitor this loan relationship closely.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2020 and June 30, 2019.  Loans on nonaccrual status totaled $3.9 million at March 31, 2020 of which $1.3 million were in the process of foreclosure. At March 31, 2020, there were eight residential loans in the process of foreclosure totaling $1.0 million.  Included in nonaccrual loans were $1.6 million of loans which were less than 90 days past due at March 31, 2020, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $3.6 million at June 30, 2019 of which $1.6 million were in the process of foreclosure.  At June 30, 2019, there were 12 residential loans in the process of foreclosure totaling $1.5 million.  Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at June 30, 2019, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans at March 31, 2020:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$2,574	$867	$1,556	$4,997	$272,894	$277,891	$2,438
Residential construction and land	-	-	-	-	9,097	9,097	-
Multi-family	-	30	127	157	25,213	25,370	127
Commercial real estate	323	73	347	743	373,412	374,155	765
Commercial construction	-	-	-	-	70,348	70,348	-
Home equity	124	18	128	270	21,909	22,179	305
Consumer installment	73	47	-	120	5,160	5,280	-
Commercial loans	851	193	177	1,221	112,420	113,641	250
Total gross loans	$3,945	$1,228	$2,335	$7,508	$890,453	$897,961	$3,885

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2019:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,144	$870	$1,385	$4,399	$263,403	$267,802	$2,474
Residential construction and land	-	-	-	-	7,462	7,462	-
Multi-family	1	137	-	138	24,454	24,592	-
Commercial real estate	280	1,108	102	1,490	328,178	329,668	598
Commercial construction	-	-	-	-	36,361	36,361	-
Home equity	16	136	309	461	22,724	23,185	452
Consumer installment	32	14	6	52	5,429	5,481	6
Commercial loans	430	342	28	800	102,754	103,554	108
Total gross loans	$2,903	$2,607	$1,830	$7,340	$790,765	$798,105	$3,638

The Bank of Greene County had no accruing loans delinquent more than 90 days at March 31, 2020 or June 30, 2019, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three and nine months ended March 31:

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2020	2019	2020	2019
Interest income that would have been recorded if loans had been performing in accordance with original terms	$64	$31	$218	$160
Interest income that was recorded on nonaccrual loans	51	26	143	81

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	At March 31, 2020			For the three months ended March 31, 2020		For the nine months ended March 31, 2020
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,044	$1,044	$-	$702	$11	$645	$52
Multi-family	127	127	-	42	-	14	-
Commercial real estate	351	351	-	362	1	549	13
Home equity	153	153	-	136	-	177	-
Commercial loans	150	150	-	163	-	134	1
Impaired loans with no allowance	1,825	1,825	-	1,405	12	1,519	66

With an allowance recorded:
Residential real estate	1,088	1,088	133	1,176	7	1,227	39
Multi-family	-	-	-	85	-	72	1
Commercial real estate	-	-	-	-	-	35	3
Commercial construction	102	102	13	102	-	102	-
Home equity	432	432	73	449	7	414	21
Commercial loans	178	178	22	165	5	151	9
Impaired loans with allowance	1,800	1,800	241	1,977	19	2,001	73

Total impaired:
Residential real estate	2,132	2,132	133	1,878	18	1,872	91
Multi-family	127	127	-	127	-	86	1
Commercial real estate	351	351	-	362	1	584	16
Commercial construction	102	102	13	102	-	102	-
Home equity	585	585	73	585	7	591	21
Commercial loans	328	328	22	328	5	285	10
Total impaired loans	$3,625	$3,625	$241	$3,382	$31	$3,520	$139

Index
	At June 30, 2019			For the three months ended March 31, 2019		For the nine months ended March 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$727	$727	$-	$151	$1	$105	$4
Commercial real estate	717	717	-	997	35	979	50
Commercial construction	-	-	-	68	-	23	-
Home equity	309	309	-	309	-	281	-
Commercial loans	141	141	-	148	-	153	-
Impaired loans with no allowance	1,894	1,894	-	1,673	36	1,541	54

With an allowance recorded:
Residential real estate	1,420	1,420	188	1,965	15	1,826	51
Commercial real estate	-	-	-	-	-	122	-
Commercial construction	102	102	2	59	-	137	-
Home equity	348	348	59	350	5	334	14
Commercial loans	130	130	13	131	1	58	1
Impaired loans with allowance	2,000	2,000	262	2,505	21	2,477	66

Total impaired:
Residential real estate	2,147	2,147	188	2,116	16	1,931	55
Commercial real estate	717	717	-	997	35	1,101	50
Commercial construction	102	102	2	127	-	160	-
Home equity	657	657	59	659	5	615	14
Commercial loans	271	271	13	279	1	211	1
Total impaired loans	$3,894	$3,894	$262	$4,178	$57	$4,018	$120

The table below details loans that have been modified as a troubled debt restructuring during the nine months ended March 31, 2019.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
March 31, 2019
Commercial loans	1	$127	$131	$131

There were no loans that have been modified as a troubled debt restructuring during the three and nine months ended March 31, 2020.  There was one loan that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2019 which was charged off during the three and nine months ended March 31, 2020.  There were no loans that had been modified during the twelve months prior to June 30, 2018 which have subsequently defaulted during the three and nine months ended  March 31, 2019.

During the three months ended March 31, 2020, the novel coronavirus (“COVID-19”) had spread world-wide and the Federal and state governments have been diligently working to contain its spread.  The result of these containment strategies has had an enormous impact on the economy and will have a negative impact on borrowers’ ability to make timely loan payments as many businesses are forced to temporarily shut down.  The Federal Reserve System along with the other various regulatory agencies have issued joint guidance to financial institutions who are working with borrowers affected by the coronavirus.  The Bank of Greene County is working with borrowers, instituting a loan deferment program whereby short-term deferral of payments (3-6 months) will be provided.  As of May 6, 2020, we had received requests to modify 688 loans aggregating $196.1 million, primarily consisting of the deferral of principal and/or interest payments.   Based on guidance provided by bank regulators on March 22, 2020 regarding deferrals granted due to COVID-19, we will not report these loans as delinquent and will continue to recognize interest income during the deferral period.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

Index
Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.  Based on this guidance, the Company does not believe that TDRs will significantly change as a result of the modifications granted.

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

Index
The Bank of Greene County recognizes that strategies put in place to assist borrowers through the COVID-19 pandemic may not be sufficient to fully mitigate the impact to borrowers and that it is likely that a portion of the loan portfolio will default and result in losses to the Bank of Greene County.  As a result, the Bank of Greene County has increased its provision for loan losses during the three months ended March 31, 2020 by $500,000 to reserve for these losses.  Much uncertainty remains regarding the duration of the containment strategies and the overall impact to the economy and to local businesses.  Management is closely monitoring the changes within its economic environment, stress testing the loan portfolio under various scenarios, and adjusting the allowance for loan loss as necessary to remain adequately reserved.  The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	Activity for the three months ended March 31, 2020
(In thousands)	Balance at December 31, 2019	Charge-offs	Recoveries	Provision	Balance at March 31, 2020
Residential real estate	$1,470	$-	$3	$391	$1,864
Residential construction and land	93	-	-	8	101
Multi-family	147	-	-	6	153
Commercial real estate	7,510	-	-	453	7,963
Commercial construction	1,467	-	-	355	1,822
Home equity	270	-	-	3	273
Consumer installment	366	111	33	12	300
Commercial loans	2,661	129	-	164	2,696
Unallocated	-	-	-	33	33
Total	$13,984	$240	$36	$1,425	$15,205

	Activity for the nine months ended March 31, 2020
(In thousands)	Balance at June 30, 2019	Charge-offs	Recoveries	Provision	Balance at March 31, 2020
Residential real estate	$2,026	$101	$13	$(74)	$1,864
Residential construction and land	87	-	-	14	101
Multi-family	180	-	-	(27)	153
Commercial real estate	7,110	-	-	853	7,963
Commercial construction	872	-	-	950	1,822
Home equity	314	-	-	(41)	273
Consumer installment	250	359	83	326	300
Commercial loans	2,361	333	36	632	2,696
Unallocated	-	-	-	33	33
Total	$13,200	$793	$132	$2,666	$15,205

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At March 31, 2020 Impairment Analysis		Ending Balance At March 31, 2020 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$133	$1,731	$2,132	$275,759
Residential construction and land	-	101	-	9,097
Multi-family	-	153	127	25,243
Commercial real estate	-	7,963	351	373,804
Commercial construction	13	1,809	102	70,246
Home equity	73	200	585	21,594
Consumer installment	-	300	-	5,280
Commercial loans	22	2,674	328	113,313
Unallocated	-	33	-	-
Total	$241	$14,964	$3,625	$894,336

Index
	Activity for the three months ended March 31, 2019
(In thousands)	Balance at December 31, 2018	Charge-offs	Recoveries	Provision	Balance at March 31, 2019
Residential real estate	$2,070	$-	$-	$14	$2,084
Residential construction and land	93	-	-	(13)	80
Multi-family	180	-	-	(12)	168
Commercial real estate	6,182	74	-	238	6,346
Commercial construction	876	-	-	117	993
Home equity	322	-	-	(18)	304
Consumer installment	290	95	43	(28)	210
Commercial loans	2,381	51	-	(49)	2,281
Unallocated	279	-	-	101	380
Total	$12,673	$220	$43	$350	$12,846

	Activity for the nine months ended March 31, 2019
(In thousands)	Balance at June 30, 2018	Charge-offs	Recoveries	Provision	Balance at March 31, 2019
Residential real estate	$2,116	$96	$13	$51	$2,084
Residential construction and land	114	-	-	(34)	80
Multi-family	162	-	-	6	168
Commercial real estate	5,979	74	-	441	6,346
Commercial construction	950	-	-	43	993
Home equity	317	-	-	(13)	304
Consumer installment	224	284	103	167	210
Commercial loans	2,128	51	153	51	2,281
Unallocated	34	-	-	346	380
Total	$12,024	$505	$269	$1,058	$12,846

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2019 Impairment Analysis		Ending Balance June 30, 2019 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$188	$1,838	$2,147	$265,655
Residential construction and land	-	87	-	7,462
Multi-family	-	180	-	24,592
Commercial real estate	-	7,110	717	328,951
Commercial construction	2	870	102	36,259
Home equity	59	255	657	22,528
Consumer installment	-	250	-	5,481
Commercial loans	13	2,348	271	103,283
Unallocated	-	-	-	-
Total	$262	$12,938	$3,894	$794,211

Index
Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at March 31, 2020 and June 30, 2019:

(in thousands)	March 31, 2020	June 30, 2019
Residential real estate	$-	$53
Total foreclosed real estate	$-	$53

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at March 31, 2020 and June 30, 2019 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$2,522	$-	$2,522	$-
State and political subdivisions	168,015	-	168,015	-
Mortgage-backed securities-residential	10,127	-	10,127	-
Mortgage-backed securities-multi-family	23,998	-	23,998	-
Corporate debt securities	4,460	4,460	-	-
Securities available-for-sale	209,122	$4,460	$204,662	-
Equity securities	238	238	-	-
Total securities measured at fair value	$209,360	$4,698	$204,662	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$5,553	$-	$5,553	$-
State and political subdivisions	96,570	-	96,570	-
Mortgage-backed securities-residential	2,645	-	2,645	-
Mortgage-backed securities-multi-family	16,410	-	16,410	-
Corporate debt securities	1,550	1,550	-	-
Securities available-for-sale	122,728	1,550	121,178	-
Equity securities	253	253	-	-
Total securities measured at fair value	$122,981	$1,803	$121,178	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Impaired loans	$1,952	$241	$1,711	$-	$-	$1,711

June 30, 2019
Impaired loans	$2,335	$262	$2,073	$-	$-	$2,073
Foreclosed real estate	53	-	53	-	-	53

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
March 31, 2020
Impaired Loans	$1,193	Appraisal of collateral(1)	Appraisal adjustments(2)	8.57%-33.73%	28.00%
			Liquidation expenses(3)	3.98%-7.03%	4.85%
	518	Discounted cash flow	Discount rate	4.19%-6.75%	5.52%

June 30, 2019
Impaired loans	$1,403	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-33.73%	24.48%
			Liquidation expenses(3)	3.98%-6.00%	4.53%
	670	Discounted cash flow	Discount rate	4.19%-8.66%	6.07%
Foreclosed real estate	53	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	10.41%	10.41%
(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The carrying amounts reported in the statements of financial condition for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  The fair values for loans are measured using the “exit price” notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank long term borrowings and borrowings from other banks are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.  The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At March 31, 2020 and June 30, 2019, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	March 31, 2020		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$77,814	$77,814	$77,814	$-	$-
Long term certificate of deposit	4,071	4,071	4,071	-	-
Securities available-for-sale	209,122	209,122	4,460	204,662	-
Securities held-to-maturity	382,532	399,256	-	399,256	-
Equity securities	238	238	238	-	-
Federal Home Loan Bank stock	1,196	1,196	-	1,196	-
Net loans receivable	883,735	889,183	-	-	889,183
Accrued interest receivable	7,506	7,506	-	7,506	-
Deposits	1,429,532	1,430,067	-	1,430,067	-
Borrowings	13,100	13,222	-	13,222	-
Accrued interest payable	125	125	-	125	-

(In thousands)	June 30, 2019		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$29,538	$29,538	$29,538	$-	$-
Long term certificate of deposit	2,875	2,875	2,875	-	-
Securities available-for-sale	122,728	122,728	1,550	121,178	-
Securities held-to-maturity	304,208	313,613	-	313,613	-
Equity Securities	253	253	253	-	-
Federal Home Loan Bank stock	1,759	1,759	-	1,759	-
Net loans receivable	785,738	781,614	-	-	781,614
Accrued interest receivable	5,853	5,853	-	5,853	-
Deposits	1,120,569	1,120,632	-	1,120,632	-
Borrowings	21,600	21,534	-	21,534	-
Accrued interest payable	110	110	-	110	-

Index
(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no dilutive or anti-dilutive securities or contracts outstanding during the three and nine months ended March 31, 2020 and 2019.

	For the three months Ended March 31,		For the nine months Ended March 31,
	2020	2019	2020	2019

Net Income	$4,051,000	$4,356,000	$14,027,000	$13,320,000
Weighted Average Shares – Basic	8,531,304	8,537,814	8,535,391	8,537,814
Weighted Average Shares - Dilute	8,531,304	8,537,814	8,535,391	8,537,814

Earnings per share - Basic	$0.47	$0.51	$1.64	$1.56
Earnings per share - Diluted	$0.47	$0.51	$1.64	$1.56

(8)	Dividends

On January 21, 2020, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.11 per share on the Company’s common stock.  The dividend reflects an annual cash dividend rate of $0.44 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend was payable to stockholders of record as of February 14, 2020, and was paid on February 28, 2020.  The MHC intends to waive its receipt of this dividend.

(9)	Impact of Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The following accounting standards have been adopted in the first quarter ended September 30, 2019:

On July 1, 2019, the Company adopted ASU 2016-02 Leases and all subsequent amendments (collectively, “ASU 2016-02”). The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to meet that objective.  The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  Under this new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  ASU 2016-02 required a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. The Company elected to use the effective date, July 1, 2019, as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019.  In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Under ASU 2016-02, leases are classified as finance or operating, with the classification affecting the pattern and classification of expense recognition in the income statement. The Company’s leases, consisting of property leases for certain of our bank branches, are classified as operating leases. Operating lease ROU assets and liabilities were recognized in the amount of $1.7 million at commencement date, with no adjustment to retained earnings, based on the present value of lease payments over the lease term. As these leases do not provide an implicit rate, we use our incremental borrowing rate from the Federal Home Loan Bank of New York in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 14 – Operating Leases, for details of the impact of implementing ASU 2016-02 on the consolidated statements of income or the consolidated statements of cash flows.

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

Index
In March 2020, the FASB issued an Update (ASU 2020-04), Reference Rate Reform (Topic 848).  The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: (1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. (2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts. (3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. An entity may elect to apply the amendments in this Update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is in the early stages of evaluation of the guidance.

(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and nine months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2020	2019	2020	2019
Interest cost	$49	$54	$147	$162
Expected return on plan assets	(63)	(59)	(189)	(177)
Amortization of net loss	40	35	120	105
Net periodic pension cost	$26	$30	$78	$90

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

Index
The net periodic pension costs related to the SERP Plan for the three and nine months ended March 31, 2020 were $219,000 and $638,000.  The net periodic pension costs related to the SERP Plan for the three and nine months ended March 31, 2019 were $165,000 and $487,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $6.0 million and $5.0 million at March 31, 2020 and June 30, 2019, respectively, and is included in accrued expenses and other liabilities.  The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and nine months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Number of options outstanding, beginning of period	1,765,100	1,742,100	1,711,600	1,634,160
Options Granted	-	-	614,700	592,700
Options Forfeited	-	-	(7,000)	-
Options Paid in Cash	-	(18,000)	(554,200)	(502,760)
Number of options outstanding, end of period	1,765,100	1,724,100	1,765,100	1,724,100

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2020	2019	2020	2019
Cash paid out on options vested	$-	$41	$2,516	$1,745
Compensation costs recognized	875	810	2,270	2,021

The total liability for the Plan was $3.9 million and $4.1 million at March 31, 2020 and June 30, 2019, respectively, and is included in accrued expenses and other liabilities.

Index
(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss for the three and nine months ended March 31, 2020 and 2019 are presented in the following table:

Activity for the three months ended March 31, 2020 and 2019
(In thousands)	Unrealized gain (losses) on securities available- for-sale	Pension benefits	Total
Balance at December 31, 2018	$113	$(1,633)	$(1,520)
Other comprehensive income before reclassification	181	-	181
Other comprehensive income for the three months ended March 31, 2019	181	-	181
Balance at March 31, 2019	$294	$(1,633)	$(1,339)

Balance at December 31, 2019	$447	$(1,838)	$(1,391)
Other comprehensive income before reclassification	421	-	421
Other comprehensive income for the three months ended March 31, 2020	421	-	421
Balance at March 31, 2020	$868	$(1,838)	$(970)

Activity for the nine months ended March 31, 2020 and 2019
(In thousands)	Unrealized gain (losses) on securities available- for-sale	Pension benefits	Total
Balance at June 30, 2018	$10	$(1,633)	$(1,623)
Other comprehensive income before reclassification	398	-	398
Other comprehensive income for the nine months ended March 31, 2019	398	-	398
Reclassification for change in accounting(1)	(114)	-	(114)
Balance at March 31, 2019	$294	$(1,633)	$(1,339)

Balance at June 30, 2019	$832	$(1,838)	$(1,006)
Other comprehensive income before reclassification	36	-	36
Other comprehensive income for the nine months ended March 31, 2020	36	-	36
Balance at March 31, 2020	$868	$(1,838)	$(970)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

Index
(13)	Revenue from Contracts with Customers

The majority of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following table presents revenues subject to ASC 606 for the three and nine months ended March 31, 2020 and 2019, respectively.

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2020	2019	2020	2019
Service charges on deposit accounts
Insufficient funds fees	$928	$855	$2,950	$2,782
Deposit related fees	40	39	120	117
ATM/point of sale fees	66	66	200	204
Total service charges	1,034	960	3,270	3,103
Interchange fee income
Debit card interchange fees	698	604	2,196	1,929
E-commerce fee income
E-commerce fees	24	31	90	102
Investment services income
Investment services	120	145	433	396
Sales of assets
Net gain (loss) on sale of foreclosed real estate	(57)	(25)	19	(34)

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

The Company leases certain branch properties under long-term, operating lease agreements.  The Company’s operating lease agreements contain lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.  The following includes quantitative data related to the Company’s operating leases as of March 31, 2020:

(In thousands, except weighted-average information).
Operating Lease Amounts	March 31, 2020
Right-of-use assets	$1,638
Lease liabilities	$1,647

Other Information:
Operating outgoing cash flows from operating leases	$226
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,840
Weighted-average remaining lease term (Years)	7.43
Weighted-average discount rate	2.52%

	Three months ended March 31, 2020	Nine months ended March 31, 2020
(In thousands)
Lease Costs
Operating lease cost	$63	$205
Variable lease cost	$10	$30

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of March 31, 2020:

(in thousands)
Within the twelve months ended March 31,
2021	$282
2022	272
2023	217
2024	212
2025	217
Thereafter	613
Total undiscounted cash flow	1,813
Less net present value adjustment	(166)
Lease Liability	$1,647

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition.  The Company entered into a new lease commitment for a new branch location on Wolf Road, in Colonie, NY during the three and nine months ended March 31, 2020.  This lease had not yet commenced at March 31, 2020.

(15)	Subsequent events

On April 21, 2020, the Board of Directors declared a cash dividend for the quarter ended March 31, 2020 of $0.11 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.44 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 15, 2020, and will be paid on May 29, 2020.  The MHC intends to waive its receipt of this dividend.

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

Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, the misconduct or errors of people, and adverse external events. Operational losses result from internal fraud; external fraud; employment practices and workplace safety, clients, products, and business practices; damage to physical assets; business disruption and system failures; and execution, delivery, and process management.  COVID-19 has had an impact on operations during the quarter ended March 31, 2020 with the closing of branch lobbies and with some staff operating remotely.  These changes to operations have not had a significant impact on the Company’s ability to provide services to our customers. While COVID-19 has resulted in our staff operating remotely, we believe that our established internal control structure is not impacted.  As we continue to monitor and adapt to the changing environment due to COVID-19, we will continue to evaluate our internal controls over financial reporting.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements.  Greene County Bancorp, Inc., (the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in this Management’s Discussion and Analysis and elsewhere in this quarterly report, describe future plans or strategies and include Greene County Bancorp, Inc.’s expectations of future financial results.   The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements.  Greene County Bancorp, Inc.’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain.  Factors that could affect actual results include but are not limited to:

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

Index
(f)	deposit flows,
(g)	competition,
(h)	economic and/or policy changes related to the COVID-19 pandemic, and
(i)	demand for financial services in Greene County Bancorp, Inc.’s market area.

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

Index
Comparison of Financial Condition at March 31, 2020 and June 30, 2019

ASSETS

Total assets of the Company were $1.6 billion at March 31, 2020 and $1.3 billion at June 30, 2019, an increase of $315.0 million, or 24.8%.  Securities available-for-sale and held-to-maturity amounted to $591.7 million at March 31, 2020 as compared to $426.9 million at June 30, 2019, an increase of $164.8 million, or 38.6%.  Net loans grew by $98.0 million, or 12.5%, to $883.7 million at March 31, 2020 as compared to $785.7 million at June 30, 2019.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $48.3 million to $77.8 million at March 31, 2020 from $29.5 million at June 30, 2019.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $164.8 million, or 38.6%, to $591.7 million at March 31, 2020 as compared to $426.9 million at June 30, 2019.  Securities purchases totaled $286.1 million during the nine months ended March 31, 2020, and consisted of $194.1 million of state and political subdivision securities and $84.7 million of mortgage-backed securities, $3.8 million of other securities, and $3.5 million of corporate securities.  Principal pay-downs and maturities during the nine months amounted to $120.9 million, of which $27.1 million were mortgage-backed securities, $83.1 million were state and political subdivision securities, $10.3 million were U.S. government sponsored enterprises and $0.3 million were other securities. At March 31, 2020, 60.7% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	March 31, 2020		June 30, 2019
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$2,522	0.4%	$5,553	1.3%
State and political subdivisions	168,015	28.4	96,570	22.6
Mortgage-backed securities-residential	10,127	1.7	2,645	0.6
Mortgage-backed securities-multifamily	23,998	4.1	16,410	3.8
Corporate debt securities	4,460	0.7	1,550	0.4
Total securities available-for-sale	209,122	35.3	122,728	28.7
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	0.3	9,249	2.2
State and political subdivisions	191,244	32.3	152,358	35.7
Mortgage-backed securities-residential	41,525	7.0	4,570	1.1
Mortgage-backed securities-multifamily	140,738	23.8	134,970	31.6
Corporate debt securities	1,993	0.3	1,478	0.3
Other securities	5,032	1.0	1,583	0.4
Total securities held-to-maturity	382,532	64.7	304,208	71.3
Total securities	$591,654	100.0%	$426,936	100.0%

Index
LOANS

Net loans receivable increased $98.0 million, or 12.5%, to $883.7 million at March 31, 2020 from $785.7 million at June 30, 2019.  The loan growth experienced during the nine months ended March 31, 2020 consisted primarily of $34.0 million in commercial construction loans, $44.5 million in commercial real estate loans, $10.1 million in commercial loans, $10.1 million in residential mortgages, $1.0 million in multi-family loans and $1.6 million in residential construction and land loans.  This growth was partially offset by a $1.0 million decrease in home equity loans, and $2.0 million increase in allowance for loan losses.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	March 31, 2020		June 30, 2019
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$277,891	30.9%	$267,802	33.6%
Residential construction and land	9,097	1.0	7,462	0.9
Multi-family	25,370	2.8	24,592	3.1
Commercial real estate	374,155	41.7	329,668	41.3
Commercial construction	70,348	7.8	36,361	4.5
Home equity	22,179	2.5	23,185	2.9
Consumer installment	5,280	0.6	5,481	0.7
Commercial loans	113,641	12.7	103,554	13.0
Total gross loans	897,961	100.0%	798,105	100.0%
Allowance for loan losses	(15,205)		(13,200)
Deferred fees and costs	979		833
Total net loans	$883,735		$785,738

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation.  An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 75% of the loan proceeds are used for payroll expenses, with the remaining 25%, or less, of the loan proceeds used for other qualifying expenses.  On April 27, 2020, the SBA resumed accepting PPP loan applications as a result of the Paycheck Protection Program and Health Care Enhancement Act which was passed on April 24, 2020. As of May 6, 2020, we had received SBA approval for approximately, 1,088 applications for up to $95.1 million of loans under the PPP.

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

Analysis of allowance for loan losses activity

	At or for the nine months ended March 31,
(Dollars in thousands)	2020	2019
Balance at the beginning of the period	$13,200	$12,024
Charge-offs:
Residential real estate	101	96
Commercial real estate	-	74
Consumer installment	359	284
Commercial loans	333	51
Total loans charged off	793	505

Recoveries:
Residential real estate mortgages	13	13
Consumer installment	83	103
Commercial loans	36	153
Total recoveries	132	269

Net charge-offs	661	236

Provisions charged to operations	2,666	1,058
Balance at the end of the period	$15,205	$12,846

Net charge-offs to average loans outstanding (annualized)	0.11%	0.04%
Net charge-offs to nonperforming assets (annualized)	22.69%	10.34%
Allowance for loan losses to nonperforming loans	391.38%	429.92%
Allowance for loan losses to total loans receivable	1.69%	1.66%

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

Index
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

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	March 31, 2020	June 30, 2019
Nonaccruing loans:
Residential real estate	$2,438	$2,474
Multi-family	127	-
Commercial real estate	765	598
Home equity	305	452
Consumer installment	-	6
Commercial	250	108
Total nonaccruing loans	3,885	3,638
90 days & accruing
Residential real estate	-	-
Total 90 days & accruing	-	-
Total nonperforming loans	3,885	3,638
Foreclosed real estate:
Residential real estate	-	53
Total foreclosed real estate	-	53
Total nonperforming assets	$3,885	$3,691

Troubled debt restructuring:
Nonperforming (included above)	$315	$531
Performing (accruing and excluded above)	913	1,368

Total nonperforming assets as a percentage of total assets	0.25%	0.29%
Total nonperforming loans to net loans	0.44%	0.46%

The table below details additional information related to nonaccrual loans for the three and nine months ended March 31:

	For the three months ended March 31,		For the nine months Ended March 31,
(In thousands)	2020	2019	2020	2019
Interest income that would have been recorded if loans had been performing in accordance with original terms	$64	$31	$218	$160
Interest income that was recorded on nonaccrual loans	51	26	143	81

Index
Nonperforming assets amounted to $3.9 million at March 31, 2020 and $3.7 million at June 30, 2019.  Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2020 and June 30, 2019.  Loans on nonaccrual status totaled $3.9 million at March 31, 2020 of which $1.3 million were in the process of foreclosure. At March 31, 2020, there were eight residential loans in the process of foreclosure totaling $1.0 million.  Included in nonaccrual loans were $1.6 million of loans which were less than 90 days past due at March 31, 2020, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $3.6 million at June 30, 2019 of which $1.6 million were in the process of foreclosure.  At June 30, 2019, there were 12 residential loans in the process of foreclosure totaling $1.5 million. Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at June 30, 2019, but have a recent history of delinquency greater than 90 days past due.

During the three months ended March 31, 2020, the novel coronavirus (“COVID-19”) had spread world-wide and the Federal and state governments have been diligently working to contain its spread.  The result of these containment strategies has had an enormous impact on the economy and will have a negative impact on borrowers’ ability to make timely loan payments as many businesses are forced to temporarily shut down.  The Federal Reserve System along with the other various regulatory agencies have issued joint guidance to financial institutions who are working with borrowers affected by the coronavirus.  The Bank of Greene County is working with borrowers, instituting a loan deferment program whereby short-term deferral of payments will be provided.  As of May 6, 2020, we had received requests to modify 688 loans aggregating $196.1 million, primarily consisting of the deferral of principal and/or interest payments.   We will not report these loans as delinquent and will continue to recognize interest income during the deferral period.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.  Based on this guidance, the Company does not believe that TDRs will significantly change as a result of the modifications granted.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment”.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans at March 31, 2020 and June 30, 2019:

(In thousands)	March 31, 2020	June 30, 2019
Balance of impaired loans, with a valuation allowance	$1,800	$2,000
Allowances relating to impaired loans included in allowance for loan losses	241	262
Balance of impaired loans, without a valuation allowance	1,825	1,894
Total impaired loans	3,625	3,894

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2020	2019	2020	2019
Average balance of impaired loans for the periods ended	$3,382	$4,178	$3,520	$4,018
Interest income recorded on impaired loans during the periods ended	31	57	139	120

Index
DEPOSITS

Deposits totaled $1.4 billion at March 31, 2020 and $1.1 billion at June 30, 2019, an increase of $309.0 million, or 27.6%. NOW deposits increased $292.2 million, or 45.2%, money market deposits increased $15.0 million, or 13.1%, and savings deposits increased $3.0 million, or 1.4% when comparing March 31, 2020 and June 30, 2019.  These increases were offset by a decrease in noninterest-bearing deposits of $625,000, or 0.6%, and a decrease in certificates of deposits of $548,000, or 1.5%, when comparing March 31, 2020 and June 30, 2019.

(In thousands)	March 31, 2020	Percentage of Portfolio	June 30, 2019	Percentage of Portfolio
Noninterest-bearing deposits	$106,844	7.5%	$107,469	9.6%
Certificates of deposit	35,994	2.5	36,542	3.3
Savings deposits	217,643	15.2	214,680	19.2
Money market deposits	129,918	9.1	114,915	10.2
NOW deposits	939,133	65.7	646,963	57.7
Total deposits	$1,429,532	100.0%	$1,120,569	100.0%

BORROWINGS

At March 31, 2020, The Bank of Greene County had pledged approximately $320.3 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $235.0 million at March 31, 2020, of which $9.1 million in borrowings and $125.7 million in irrevocable stand-by letters of credit were outstanding at March 31, 2020.  There were no short-term or overnight borrowings outstanding at March 31, 2020. The $9.1 million consisted of long-term fixed rate advances with a weighted average rate of 1.69% and a weighted average maturity of 15 months.  The $125.7 million of irrevocable stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank of Greene County also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At March 31, 2020, approximately $5.2 million of collateral consisting of $4.5 million in securities and $762,000 of certificates of deposit, was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at March 31, 2020 or June 30, 2019.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $10.0 million and three other financial institutions for $62.0 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At March 31, 2020 and June 30, 2019, there were no balances outstanding on any of these lines of credit. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  There was $4.0 million outstanding on this line of credit at March 31, 2020 and no outstanding balance at June 30, 2019.

Scheduled maturities of long-term borrowings at March 31, 2020 were as follows:

(In thousands)
Within the twelve months ended March 31,
2021	$3,300
2022	4,850
2023	950
$9,100

EQUITY

Shareholders’ equity increased to $124.0 million at March 31, 2020 from $112.4 million at June 30, 2019, resulting primarily from net income of $14.0 million and a decrease in other accumulated comprehensive loss of $36,000, partially offset by dividends declared and paid of $1.8 million and repurchase of stock of $631,000.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. At March 31, 2020, the Company had repurchased 24,400 shares under this program.

Index
Selected Equity Data:
	March 31, 2020	June 30, 2019
Shareholders’ equity to total assets, at end of period	7.83%	8.85%
Book value per share	$14.56	$13.16
Closing market price of common stock	$23.36	$29.42

	For the nine months ended March 31,
	2020	2019
Average shareholders’ equity to average assets	8.37%	8.63%
Dividend payout ratio[1]	20.12%	19.23%
Actual dividends paid to net income[2]	12.89%	12.34%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the Company’s majority owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended September 30, 2019 and March 31, 2020.  Dividends declared during the three months ended December 31, 2019 were paid to the MHC.  Dividends declared during the three months ended September 30, 2018 were paid to the MHC.  The MHC waived its right to receive dividends during the three months ended December 31, 2018 and March 31, 2019.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2020 and 2019

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and nine months ended March 31, 2020 and 2019.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.
	Three months ended March 31,
	2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$878,442	$9,955	4.53%	$770,123	$8,900	4.62%
Securities[2]	542,018	3,250	2.40	387,988	2,559	2.64
Interest-bearing bank balances and federal funds	67,460	206	1.22	39,351	215	2.18
FHLB stock	1,359	26	7.65	1,634	34	8.32
Total interest-earning assets	1,489,279	13,437	3.61%	1,199,096	11,708 11,40	3.91%
Cash and due from banks	13,401			13,368
Allowance for loan losses	(14,113)			(12,701)
Other noninterest-earning assets	23,921			20,753
Total assets	$1,512,488			$1,220,516

Interest-Bearing Liabilities:
Savings and money market deposits	$338,874	$351	0.41%	$326,535	$323	0.40%
NOW deposits	874,531	1,769	0.81	613,498	1,132	0.74
Certificates of deposit	35,640	119	1.34	41,654	129	1.24
Borrowings	13,051	57	1.75	20,320	98	1.93
Total interest-bearing liabilities	1,262,096	2,296	0.73%	1,002,007	1,682	0.67%
Noninterest-bearing deposits	110,633			100,046
Other noninterest-bearing liabilities	17,197			12,477
Shareholders’ equity	122,562			105,986
Total liabilities and equity	$1,512,488			$1,220,516

Net interest income		$11,141			$10,026
Net interest rate spread			2.88%			3.24%
Net earnings assets	$227,183			$197,089
Net interest margin			2.99%			3.34%
Average interest-earning assets to average interest-bearing liabilities	118.00%			119.67%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.
Taxable-equivalent net interest income and net interest margin	For the three months ended March 31,
(Dollars in thousands)	2020	2019
Net interest income (GAAP)	$11,141	$10,026
Tax-equivalent adjustment(1)	628	496
Net interest income (fully taxable-equivalent)	$11,769	$10,522

Average interest-earning assets	$1,489,279	$1,199,096
Net interest margin (fully taxable-equivalent)	3.16%	3.51%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 3.98% for New York State income taxes for the periods ended March 31, 2020 and 2019.

Index
	Nine months ended March 31,
	2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$841,380	$29,161	4.62%	$748,324	$25,894	4.61%
Securities[2]	499,986	9,398	2.51	393,500	7,823	2.65
Interest-bearing bank balances and federal funds	50,113	611	1.63	16,918	274	2.16
FHLB stock	1,461	72	6.57	2,304	120	6.94
Total interest-earning assets	1,392,940	39,242	3.76%	1,161,046	34,111	3.92%
Cash and due from banks	11,481			10,857
Allowance for loan losses	(13,621)			(12,421)
Other noninterest-earning assets	23,002			20,026
Total assets	$1,413,802			$1,179,508

Interest-Bearing Liabilities:
Savings and money market deposits	$328,994	$1,015	0.41%	$331,791	$911	0.37%
NOW deposits	790,152	5,115	0.86	555,646	2,606	0.63
Certificates of deposit	36,335	364	1.34	42,190	374	1.18
Borrowings	15,098	196	1.73	35,079	542	2.06
Total interest-bearing liabilities	1,170,579	6,690	0.76%	964,706	4,433	0.61%
Noninterest-bearing deposits	108,513			101,587
Other noninterest-bearing liabilities	16,332			11,420
Shareholders’ equity	118,378			101,795
Total liabilities and equity	$1,413,802			$1,179,508

Net interest income		$32,552			$29,678
Net interest rate spread			3.00%			3.31%
Net earnings assets	$222,361			$196,340
Net interest margin			3.12%			3.41%
Average interest-earning assets to average interest-bearing liabilities	119.00%			120.35%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the nine months ended March 31,
(Dollars in thousands)	2020	2019
Net interest income (GAAP)	$32,552	$29,678
Tax-equivalent adjustment(1)	1,820	1,455
Net interest income (fully taxable-equivalent)	$34,372	$31,133

Average interest-earning assets	$1,392,940	$1,161,046
Net interest margin (fully taxable-equivalent)	3.29%	3.58%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 3.98% for New York State income taxes for the periods ended March 31, 2020 and 2019.

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

(Dollars in thousands)	Three Months Ended March 31, 2020 versus 2019			Nine Months Ended March 31, 2020 versus 2019
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$1,231	$(176)	$1,055	$3,211	$56	$3,267
Securities[2]	941	(250)	691	2,009	(434)	1,575
Interest-bearing bank balances and federal funds	111	(120)	(9)	419	(82)	337
FHLB stock	(5)	(3)	(8)	(42)	(6)	(48)
Total interest-earning assets	2,278	(549)	1,729	5,597	(466)	5,131

Interest-Bearing Liabilities:
Savings and money market deposits	17	11	28	(7)	111	104
NOW deposits	521	116	637	1,345	1,164	2,509
Certificates of deposit	(20)	10	(10)	(56)	46	(10)
Borrowings	(33)	(8)	(41)	(270)	(76)	(346)
Total interest-bearing liabilities	485	129	614	1,012	1,245	2,257
Net change in net interest income	$1,793	$(678)	$1,115	$4,585	$(1,711)	$2,874

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 1.07% for the three months ended March 31, 2020 as compared to 1.43% for the three months ended March 31, 2019, and was 1.32% and 1.51% for the nine months ended March 31, 2020 and 2019, respectively.  Annualized return on average equity decreased to 13.22% for the three months and 15.80% for the nine months ended March 31, 2020, as compared to 16.44% for the three months and 17.45% for the nine months ended March 31, 2019.  The decrease in return on average assets and return on average equity was primarily the result of balance sheet growth outpacing growth in net income.  Net income amounted to $4.1 million and $4.4 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $305,000, or 7.0%, and amounted to $14.0 million and $13.3 million for the nine months ended March 31, 2020 and 2019, respectively, an increase of $707,000, or 5.3%.  Average assets increased $292.0 million, or 23.9%, to $1.5 billion for the three months ended March 31, 2020 as compared to $1.2 billion for the three months ended March 31, 2019.  Average equity increased $16.6 million, or 15.7%, to $122.6 million for the three months ended March 31, 2020 as compared to $106.0 million for the three months ended March 31, 2019. Average assets increased $234.3 million, or 19.9%, to $1.4 billion for the nine months ended March 31, 2020 as compared to $1.2 billion for the nine months ended March 31, 2019. Average equity increased $16.6 million, or 16.3%, to $118.4 million for the nine months ended March 31, 2020 as compared to $101.8 million for the nine months ended March 31, 2019.

Index
INTEREST INCOME

Interest income amounted to $13.4 million for the three months ended March 31, 2020 as compared to $11.7 million for the three months ended March 31, 2019, an increase of $1.7 million, or 14.5%.  Interest income amounted to $39.2 million for the nine months ended March 31, 2020 as compared to $34.1 million for the nine months ended March 31, 2019, an increase of $5.1 million, or 15.0%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the three and nine months ended March 31, 2020 and 2019. Average loan balances increased $108.3 million and $93.0 million while the yield on loans decreased nine basis points and increased one basis point when comparing the three and nine months ended March 31, 2020 and 2019, respectively.   Average securities increased $154.0 million and $106.5 million and the yield on such securities decreased 24 basis points and 14 basis points when comparing the three and nine months ended March 31, 2020 and 2019.

INTEREST EXPENSE

Interest expense amounted to $2.3 million for the three months ended March 31, 2020 as compared to $1.7 million for the three months ended March 31, 2019, an increase of $614,000 or 36.5%. Interest expense amounted to $6.7 million for the nine months ended March 31, 2020 as compared to $4.4 million for the nine months ended March 31, 2019, an increase of $2.3 million, or 52.3%.  Increases in both the rate paid and the increase in average balances of NOW accounts had the greatest impact on interest expense and was the result of promotions within the Company’s newer markets targeting new businesses, municipal and retail customers as well as the impact from increased market interest rates during fiscal 2019.  As illustrated in the rate/volume table, interest expense increased $129,000 and $1.2 million when comparing the three and nine months ended March 31, 2020 and 2019 due to the increase in the rate paid on interest-bearing liabilities.  Interest expense increased $485,000 and $1.0 million when comparing these same periods due to the increased average balances.

Average interest-bearing liabilities increased $260.1 million and $205.9 million when comparing the three and nine months ended March 31, 2019, respectively. The average rate paid on interest-bearing liabilities increased six basis points to 0.73% from 0.67% when comparing the three months ended March 31, 2020 and 2019, respectively, and increased 15 basis points to 0.76% from 0.61% when comparing the nine months ended March 31, 2020 and 2019.

Average deposits increased $267.4 million and $225.9 million for the three and nine months ended March 31, 2020 and 2019, respectively, as a result of continued growth across all three of our primary banking lines – retail, commercial and municipal.  The average rate paid on NOW deposits increased seven basis points when comparing the three months ended March 31, 2020 and 2019, and the average balance of such accounts grew by $261.0 million when comparing these same periods. The average rate paid on NOW deposits increased 23 basis points when comparing the nine months ended March 31, 2020 and 2019, and the average balance of such accounts increased $234.5 million when comparing these same periods. The average balance of savings and money market deposits increased $12.3 million and decreased $2.8 million when comparing the three and nine months ended March 31, 2020 and 2019, respectively. The rates paid on savings and money market deposits increased one basis point and four basis points when comparing the three and nine months ended March 31, 2020 and 2019, respectively. The average balance of certificates of deposit decreased $6.0 million and $5.9 million when comparing the three and nine months ended March 31, 2020 and 2019, respectively.  The average rate paid on certificate of deposits increased 10 basis and 16 basis points when comparing the three and nine months ended March 31, 2020 and 2019.

The average balance on borrowings decreased $7.3 million and $20.0 million when comparing the three and nine months ended March 31, 2020 and 2019.  The rate decreased 18 basis points and 33 basis points when comparing the three and nine months ended March 31, 2020 and 2019.

NET INTEREST INCOME

Net interest income increased $1.1 million to $11.1 million for the three months ended March 31, 2020 from $10.0 million for the three months ended March 31, 2019. Net interest income increased $2.9 million to $32.6 million for the nine months ended March 31, 2020 from $29.7 million for the nine months ended March 31, 2019. These increases in net interest income were primarily the result of growth in the average balance of interest-earning assets, with continued growth in loans and securities, funded primarily from growth in deposits.

Net interest spread decreased 36 basis points to 2.88% for the three months ended March 31, 2020 compared to 3.24% for the three months ended March 31, 2019. Net interest margin decreased 35 basis points to 2.99% for the three months ended March 31, 2020 compared to 3.34% for the three months ended March 31, 2019. Net interest spread and margin decreased 31 basis points and 29 basis points to 3.00% and 3.12%, respectively, for the nine months ended March 31, 2020 compared to 3.31% and 3.41%, respectively, for the nine months ended March 31, 2019.  Decreases in net interest spread and margin are primarily the result of the higher cost of interest-bearing liabilities and lower yields on securities, partially offset by growth in average loan and securities balances.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.16% and 3.51% for the three months ended March 31, 2020 and 2019, respectively, and was 3.29% and 3.58% for the nine months ended March 31, 2020 and 2019, respectively.

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

The Federal Reserve Bank has taken a number of measures in an attempt to mitigate the impact of the coronavirus on the economy.  In mid-March 2020, the Federal Reserve Bank Board decreased the Federal Funds benchmark rate by 100 basis points to 0.00%-.0.25%.  Although the impact to the Company from this rate decrease is minimal for the three and nine months ended March 31, 2020, it is anticipated that it will have a negative impact on the Company’s interest spread and margin during the quarter and fiscal year ended June 30, 2020.  The Company continually monitors its interest rate risk and the impact to net interest income and capital from the interest rate decrease is well within established limits.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  Provision for loan losses amounted to $1.4 million and $350,000 for the three months ended March 31, 2020 and 2019, respectively, and amounted to $2.7 million and $1.1 million for the nine months ended March 31, 2020 and 2019, respectively.

Management recognizes that strategies put in place to assist borrowers through the COVID-19 pandemic may not be sufficient to fully mitigate the impact to borrowers and that it is likely that a portion of the loan portfolio will default and result in losses to the Bank.  As a result, the Bank has increased its provision for loan losses during the three months ended March 31, 2020 by $500,000 to reserve for these losses.  Much uncertainty remains regarding the duration of the containment strategies and the overall impact to the economy and to local businesses.  The Bank is closely monitoring the changes within its economic environment, stress testing the loan portfolio under various scenarios, and adjusting the allowance for loan loss as necessary to remain adequately reserved.

In addition to adjusting the provision for loan loss for the impact of the COVID-19 pandemic, provision for loan loss also increased as a result of strong growth in gross loans and an increase in loans adversely classified during the three and nine months ended March 30, 2020.  Loans classified as substandard or special mention totaled $27.1 million at March 31, 2020 compared to $17.1 million at June 30, 2019, an increase of $10.0 million.   Reserves on these loans totaled $2.0 million at March 31, 2020 compared to $1.5 million at June 30, 2019, an increase of $517,000.  During the nine months ended March 31, 2020 the Company downgraded a construction loan to special mention as a result of project cost overruns and several delinquent payments. Several other commercial real estate and commercial loan relationships have been downgraded to special mention during the three and nine months ended March 31, 2020 due to a deterioration in borrower cash flows.  At March 31, 2020, these loans were all performing.  Management continues to monitor this loan relationship closely.  No loans were classified as doubtful or loss at March 31, 2020 or June 30, 2019. Allowance for loan losses to total loans receivable was 1.69% at March 31, 2020, and 1.65% at June 30, 2019.

Net charge-offs for the three months ended March 31, 2020 totaled $204,000 compared to $177,000 for the three months ended March 31, 2019.  Net charge-offs totaled $661,000 and $236,000 for the nine months ended March 31, 2020 and 2019, respectively. The increases in net charge-off activity during the 2020 periods were primarily due to an increase in charge-offs within the commercial and consumer loan portfolios and decreases in recoveries within the commercial loan portfolio. Commercial loan net charge-offs totaled $297,000 for the nine months ended March 31, 2020 compared to a net recovery of $102,000 for the nine months ended March 31, 2019. Consumer loan net charge-offs totaled $276,000 and $181,000 for the nine months ended March 31, 2020 and 2019, respectively, an increase of $95,000.  Charge-offs during the three and nine months ended March 31, 2020 were not the result of COVID-19.

Nonperforming loans amounted to $3.9 million and $3.6 million at March 31, 2020 and June 30, 2019, respectively. At March 31, 2020 and June 30, 2019, respectively, nonperforming assets were 0.25% and 0.29% of total assets, and nonperforming loans were 0.44% and 0.46% of net loans. At March 31, 2019, nonperforming assets to total assets were 0.24% and nonperforming loans to net loans were 0.39%. The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

Index
NONINTEREST INCOME

(In thousands)	For the three months ended March 31,		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest income:	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Service charges on deposit accounts	$1,034	$960	$74	7.71%	$3,270	$3,103	$167	5.38%
Debit card fees	698	604	94	15.56	2,196	1,929	267	13.84
Investment services	120	145	(25)	(17.24)	433	396	37	9.34
E-commerce fees	24	31	(7)	(22.58)	90	102	(12)	(11.76)
Other operating income	250	270	(20)	(7.41)	719	673	46	6.84
Total noninterest income	$2,126	$2,010	$116	5.77%	$6,708	$6,203	$505	8.14%

Noninterest income increased $116,000, or 5.8%, and totaled $2.1 million and $2.0 million for the three months ended March 31, 2020 and 2019.  Noninterest income increased $505,000, or 8.1%, and totaled $6.7 million and $6.2 million for the nine months ended March 31, 2020 and 2019.  This increase was primarily due to increases in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards, as well as increased monthly or transactional service charges on deposit accounts.

NONINTEREST EXPENSE

(In thousands)	For the three months Ended March 31,		Change from Prior Year		For the nine months Ended March 31,		Change from Prior Year
Noninterest expense:	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Salaries and employee benefits	$4,412	$4,005	$407	10.16%	$12,346	$11,160	$1,186	10.63%
Occupancy expense	496	471	25	5.31	1,403	1,287	116	9.01
Equipment and furniture expense	191	112	79	70.54	598	453	145	32.01
Service and data processing fees	626	546	80	14.65	1,838	1,583	255	16.11
Computer software, supplies and support	285	260	25	9.62	791	683	108	15.81
Advertising and promotion	115	110	5	4.55	373	306	67	21.90
FDIC insurance premiums	159	117	42	35.90	132	344	(212)	(61.63)
Legal and professional fees	274	280	(6)	(2.14)	878	892	(14)	(1.57)
Other	670	585	85	14.53	1,826	1,986	(160)	(8.06)
Total noninterest expense	$7,228	$6,486	$742	11.44%	$20,185	$18,694	$1,491	7.98%

Noninterest expense increased $742,000 or 11.4%, to $7.2 million for the three months ended March 31, 2020 as compared to $6.5 million for the three months ended March 31, 2019 and increased $1.5 million, or 8.0%, to $20.2 million for the nine months ended March 31, 2020, compared to $18.7 million for the nine months ended March 31, 2019.  These increases were primarily due to an increase in salaries and employee benefits expenses, resulting from additional staffing for the addition of a new branch located in Kinderhook-Valatie, New York, which opened in July 2019. As the Company continues to grow, staffing was also increased within our lending department, customer service center and investment center. This increase was partially offset by a decrease in FDIC insurance premiums.  In January 2019, the FDIC provided notification to the Company that a credit in the amount of $177,000 was calculated for The Bank of Greene County, and a credit in the amount of $91,000 was calculated for Greene County Commercial Bank, based on a change in assessments under FDIC regulations resulting from the Deposit Insurance Fund Reserve Ratio reaching 1.36%.  The Deposit Insurance Fund reserve ratio was above 1.38% as of June 30, 2019, September 30, 2019, and December 31, 2019 and therefore, the FDIC offset regular deposit insurance assessments with credits on the September 2019, December 2019 and March 2020 invoices.  The Company received credits totaling $40,000 and $268,000 during the three and nine months ended March 31, 2020.  This credit was applied against FDIC insurance premiums expense. Other noninterest expense also decreased for the nine months ended March 31, 2020 and was due to a charitable donation made to the Company’s Charitable Foundation during the nine months ended March 31, 2019.

INCOME TAXES

The provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 12.2% and 14.5% for the three and nine months ended March 31, 2020, compared to 16.2% and 17.4% for the three and nine months ended March 31, 2019.  The statutory tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

Index
LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices.  Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates.  Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank and Atlantic Central Bankers Bank as needed.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition.  The impact of the COVID-19 pandemic has added to the uncertainty regarding the Company’s liquidity needs, with reductions in interest and principal payments from loans and changes in deposit activity, estimating cash flow has become more challenging.  At March 31, 2020, the Company had $77.8 million in cash and cash equivalents, representing 4.9% of total assets, and had $180.2 million available in unused lines of credit.  At March 31, 2020, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	5.42%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	9.12%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	21.66%

The Federal Reserve has instituted a program, the Paycheck Protection Plan Lending Facility (“PPPLF”) to provide banks additional funding for liquidity whereby the PPP loans are pledged as collateral.  The PPPLF will allow banks to offer these loans to local businesses while maintaining strong liquidity to meet cash flow needs.  At April 30, 2020, the Company had borrowed $11.6 million through the PPPLF.  Principal repayment of these borrowings will be made upon receipt of payment on the underlying loans being pledged as collateral and interest will be charged at a rate of 0.35%.   The Company continues to evaluate its liquidity needs and will borrow additional funds through this facility as deemed necessary.

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at March 31, 2020:

(In thousands)
Unfunded loan commitments	$76,684
Unused lines of credit	64,567
Total commitments	$141,251

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

RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at March 31, 2020 or June 30, 2019.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $3.3 million and $1.2 million at March 31, 2020 and June 30, 2019, respectively. The current amount of credit exposure is spread out over five counterparties, and terms range between five to ten years.

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

Index
The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2020 and June 30, 2019.  Consolidated shareholders’ equity represented 7.8% and 8.9% of total assets at March 31, 2020 and at June 30, 2019, respectively.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of March 31, 2020:

Total risk-based capital	$132,917	15.2%	$70,048	8.0%	$87,560	10.0%	7.180%	2.50%
Tier 1 risk-based capital	121,920	13.9	52,536	6.0	70,048	8.0	7.924	2.50
Common equity tier 1 capital	121,920	13.9	39,402	4.5	56,914	6.5	9.424	2.50
Tier 1 leverage ratio	121,920	8.1	60,277	4.0	75,347	5.0	4.091	2.50

As of June 30, 2019:

Total risk-based capital	$118,113	15.8%	$59,842	8.0%	$74,802	10.0%	7.79%	2.50%
Tier 1 risk-based capital	108,716	14.5	44,881	6.0	59,842	8.0	8.53	2.50
Common equity tier 1 capital	108,716	14.5	33,661	4.5	48,621	6.5	10.03	2.50
Tier 1 leverage ratio	108,716	8.7	50,049	4.0	62,561	5.0	4.69	2.50

Greene County Commercial Bank
As of March 31, 2020:

Total risk-based capital	$58,364	40.6%	$11,498	8.0%	$14,373	10.0%	32.61%	2.50%
Tier 1 risk-based capital	58,364	40.6	8,624	6.0	11,498	8.0	34.61	2.50
Common equity tier 1 capital	58,364	40.6	6,468	4.5	9,343	6.5	36.11	2.50
Tier 1 leverage ratio	58,364	8.7	26,733	4.0	33,416	5.0	4.73	2.50

As of June 30, 2019:

Total risk-based capital	$47,366	47.4%	$7,996	8.0%	$9,996	10.0%	39.39%	2.50%
Tier 1 risk-based capital	47,366	47.4	5,997	6.0	7,996	8.0	41.39	2.50
Common equity tier 1 capital	47,366	47.4	4,498	4.5	6,497	6.5	42.89	2.50
Tier 1 leverage ratio	47,366	9.6	19,678	4.0	24,597	5.0	5.63	2.50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. At March 31, 2020, the Company had repurchased 24,400 shares.

The following table presents stock purchases made during the quarter ended March 31,2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31	-	$-	1,400	198,600
February 1-29	5,000	$28.00	6,400	193,600
March 1-31	18,000	$25.21	24,400	175,600

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
a)	Not applicable
b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

Item 6.	Exhibits

Exhibits
31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  May 8, 2020

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 8, 2020

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer