Form 10-K
period 2020-06-30
GREENE COUNTY BANCORP INC
filed 2020-09-11
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2020
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
YES   ☐          NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.          YES   ☒          NO   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          YES   ☒          NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of December 31, 2019, there were 8,536,414 shares outstanding of the Registrant’s common stock of which 2,928,262 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $28.79 on December 31, 2019, the aggregate value of stock held by non-affiliates was $84,305,000.  As of September 11, 2020, there were 8,513,414 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

GREENE COUNTY BANCORP, INC. AND SUBSIDIARIES
FORM 10-K

Index
PART I

ITEM 1.	Business

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements.  Greene County Bancorp, Inc. desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in this annual report, describe future plans or strategies and include Greene County Bancorp, Inc.’s expectations of future financial results.   The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements.  Greene County Bancorp, Inc.’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain.  Factors that could affect actual results include but are not limited to:

(a)	changes in general market interest rates,
(b)	general economic conditions,
(c)	economic or policy changes related to the COVID-19 pandemic,
(d)	legislative and regulatory changes,
(e)	monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
(f)	changes in the quality or composition of Greene County Bancorp, Inc.’s loan and investment portfolios,
(g)	deposit flows,
(h)	competition, and
(i)	demand for financial services in Greene County Bancorp, Inc.’s market area.

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

Index
Allowance for loan losses to total loans receivable:  The allowance for loan losses to total loans receivable ratio is calculated by dividing the balance in the allowance for loan losses by the gross loans outstanding at the end of the period. This ratio is utilized to show the historical relationship between the allowance for loan losses and the balances of loans at the end each period presented in conjunction with other financial information related to asset quality such as nonperforming loans, charge-offs, and classified assets to indicate the overall adequacy of the allowance for loan losses. The Company has adjusted the calculation of the allowance for loan losses to total loans receivable to exclude loans that are 100% guaranteed by the Small Business Administration as these present no credit risk to the Company.  With significant growth in SBA loans at June 30, 2020, this adjusted calculation is used to provide a better basis of comparison with other periods presented within the financial statements presented.

General

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) originated in Wuhan, China and has since spread to other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, multiple jurisdictions in the U.S. have declared states of emergency. It is anticipated that these impacts will continue for some time. Potential impacts to the Company include disruptions or restrictions on our employees’ ability to work, lack of demand for new loans or the borrower’s ability to pay the required monthly payments. Changes to the operating environment may also be impacted. Operations include loan applications, processing or other areas requiring contact with the borrower. These changes may increase operating costs. Further impacts may include increased repurchase risk or loan defaults. The future effects of these issues are unknown.

Greene County Bancorp, MHC and Greene County Bancorp, Inc.

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County’s mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 54.1% of the issued and outstanding common stock of Greene County Bancorp, Inc.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan. At June 30, 2020, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash.  At June 30, 2020, 3,904,150 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 97,926 shares were held as Treasury stock and 4,609,264 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.   Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC.

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

Index
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

Greene County Bancorp, Inc. and Subsidiaries

(in thousands)
Balance sheet data as of June 30, 2020:	Assets	Deposits	Borrowings	Equity
Greene County Bancorp, Inc. (consolidated)	$1,676,803	$1,501,075	$25,484	$128,805
The Bank of Greene County (consolidated)	1,673,263	1,503,280	18,484	130,876
Greene County Commercial Bank	674,750	579,269	-	62,472
Greene Property Holdings, Ltd.	578,132	-	-	578,132
Greene Risk Management, Inc.	4,262	-	-	2,700

Market Area

The Bank of Greene County is a community bank offering a variety of financial services to meet the needs of the communities it serves.  At June 30, 2020, The Bank of Greene County operated 16 full-service banking offices, operations center and lending center located in its market area within the Hudson Valley Region of New York State.

As of 2019, the Greene County population was approximately 47,000, Columbia County was approximately 60,000, Albany County was approximately 307,000 and Ulster County was approximately 179,000.  Greene County is primarily rural, and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  Greene County has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a “bedroom” community for persons working in the Albany capital area. Greene County government and the Coxsackie Correctional Facilities are the largest employers in the County.  Other large employers within the Company’s market area include the Hunter Mountain and Ski Windham resort areas, LaFarge, Columbia Memorial Hospital, Taconic Farms, Ginsberg’s Foods, and the Catskill, Cairo-Durham, Chatham, Greenville, Coxsackie-Athens, Hudson City, and Ravena-Coeymans-Selkirk Central School Districts. Albany County’s economy is dependent on state government, health care services and higher education.  Albany has also been growing in the area of technology jobs focusing on the areas of micro- and nanotechnology. Ulster County’s major industry consists of tourism with a number of state parks located within the Catskill Mountains and the Shawangunk Ridge.  As such, local employment is primarily within the services industry as well as government and health services.

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

Index
Residential, Construction and Land Loans, and Multi-family Loans.  The Bank of Greene County’s primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by one to four-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  For the year ended June 30, 2020, The Bank of Greene County originated residential mortgage loans with a loan-to-value ratio of 85.0% or less.  For the year ended June 30, 2020 and 2019, no residential mortgage loans were originated by The Bank of Greene County with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, The Bank of Greene County has been successful in marketing and originating such loans with 10 and 15-year terms. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Bank of Greene County requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by The Bank of Greene County. Title insurance is not required on all mortgage loans, but is evaluated on a case by case basis.

At June 30, 2020, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed-rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

The Bank of Greene County originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences.  The Bank of Greene County issues a commitment and has one closing which encompasses both the construction phase and permanent financing.  The construction phase is a maximum term of twelve months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 85.0%, of the completed project.  The Bank of Greene County also offers loans collateralized by undeveloped land.  The acreage associated with such loans is limited.  These land loans generally are intended for future sites of primary or secondary residences.  The terms of vacant land loans generally have a ten-year maximum amortization.

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

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).   An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans has: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Bank of Greene County originated these loans to support local businesses.

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

At June 30, 2020, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of 18 commercial mortgages with an outstanding balance of $11.7 million. This loan relationship was performing in accordance with its terms at June 30, 2020.

Index
Securities Activities

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

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2020, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

Greene County Bancorp, Inc. has classified its investments in debt securities as either available-for-sale or held-to-maturity.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income (loss) component of shareholders’ equity, net of applicable income taxes.  Held-to-maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and balances are reported at amortized cost.  The Company does not have trading securities in its portfolio.   The Company has equity securities that are reported at fair value, with net unrealized gains and losses reflected in income.

The estimated fair values of debt securities at June 30, 2020 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

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

Index
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

Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of The Bank of Greene County, there are no asset-backed securities in the portfolio at June 30, 2020.

Sources of Funds

General.  Deposits, repayments and prepayments of loans and securities, proceeds from sales of securities, and proceeds from maturing securities and cash flows from operations are the primary sources of The Bank of Greene County’s funds for use in lending, investing and for other general purposes.  The Bank of Greene County also has several borrowing facilities available to provide additional liquidity as needed.

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

Index
Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $579.3 million in deposits at June 30, 2020.

Borrowed Funds.  The Company maintains borrowing arrangements in the form of lines of credit through the Federal Home Loan Bank of New York (“FHLB”), the Federal Reserve Bank of New York (“FRB”), Atlantic Central Bankers Bank (“ACBB”), as well as three other depository institutions.  The Bank of Greene County may also obtain term borrowings from the FHLB and FRB.  With the exception of the line of credit with ACBB, and the other depository institution, these borrowing arrangements are secured by mortgage loans, commercial loans or investment securities.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential mortgage and commercial real estate loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2020, there were $70.7 million of municipal letters of credit outstanding.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Report.

Personnel

As of June 30, 2020, The Bank of Greene County had 172 full-time employees and 14 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also employees of The Bank of Greene County.  A collective bargaining group does not represent the employees, and The Bank of Greene County considers its relationship with its employees to be good.

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

Method of Accounting.  For federal income tax purposes, Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank and Greene Risk Management currently report income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing consolidated federal income tax returns.

Taxable Distributions and Recapture.  At June 30, 2020, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

State Taxation

Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank, and Greene Property Holdings, Ltd. report income on a combined fiscal year basis to New York State. The New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income, 0.05% of average Business Capital or a fixed dollar amount based on New York sourced gross receipts. All intercompany dividend distributions are eliminated in the calculation of Combined Business Income.

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

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively.  The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital.  Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).  The Bank of Greene County and Greene County Commercial Bank have exercised this one-time opt-out and therefore do not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. On April 9, 2020, the Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued an interim final rule (“IFR”) to allow banking organizations to exclude from regulatory capital measures any exposures pledged as collateral for a non-recourse loan from the Federal Reserve.  Since Paycheck Protection Program Liquidity Facility (“PPPLF”) extensions of credit are non‑recourse, Paycheck Protection Program loans pledged to the PPPLF qualify for exclusion under the IFR.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the Office of the Comptroller of the Currency, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8% to 10%.  Institutions with capital complying with the ratio and otherwise meeting the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020.  A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report.  An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to again achieve compliance.  Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) required that the community bank leverage ratio be temporarily lowered to 8%.  The federal regulators issued a rule making the reduced ratio effective April 23, 2020.  The rules also established a two quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement, or fails to meet other qualifying criteria, so long as the bank maintains a leverage ratio of 7% or greater.  Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

 Prompt Corrective Action.  Under the federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.”  A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”  The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

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

Index
At June 30, 2020, The Bank of Greene County met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2020, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Bank of Greene County utilized the IRS DBLA test and satisfied the requirements of this test at and for the years ended June 30, 2020 and 2019.

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

Index
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

In June 2020, the Office of the Comptroller of the Currency published amendments to its Community Reinvestment Act regulations.  The final rule clarifies and expands the activities that qualify for Community Reinvestment Act credit, updates where activities count for such credit and, according to the agency, seeks to create a more consistent and objective method for evaluating Community Reinvestment Act performance.  The final rule is effective October 1, 2020 but compliance with the revised requirements is not mandatory until January 1, 2024 for institutions of The Bank of Greene County’s asset size.

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

The FDIC’s assessment system is based on each institution’s total assets less tangible capital, and ranges from 1.5 to 40 basis points.  Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the institution’s probability of failure over a three year period.

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

Index
•
Small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent, to be applied when the reserve ratio is at least 1.38 percent.

In January 2019, the FDIC provided notification to the Company that a credit in the amount of $177,144 was calculated for The Bank of Greene County and a credit in the amount of $91,090 was calculated for Greene County Commercial Bank.  During the fiscal year ended June 30, 2020, the FDIC offset regular deposit insurance assessments with these credits which was recorded as a credit to FDIC insurance expense in the Company’s income statement for the year ended June 30,2020.  At June 30, 2020, there were no remaining credits outstanding for The Bank of Greene County and Greene County Commercial Bank.

National Bank Powers Election

Effective July 1, 2019, the OCC issued a final rule, pursuant to EGRRCPA, that permits an eligible federal savings bank with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. The effect of the so-called “covered savings association” election is that a federal savings association generally has the same rights and privileges, including commercial lending authority, as a national bank that has its main office in the same location as the home office of the covered savings association.  The covered savings association is also subject to the same duties, liabilities and limitations applicable to a national bank, some of which are more restrictive than those applicable to federal savings banks.  A covered savings association retains its federal savings association charter and continues to be subject to the corporate governance laws and regulations applicable to such associations, including as to its bylaws, board of directors and shareholders, capital distributions and mergers.  The Bank of Greene County has not made such an election.

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

Federal Home Loan Bank System.  The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2020, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  In April 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.    At June 30, 2020, The Bank of Greene County was in compliance with these reserve requirements.

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

Index
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

Index
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

Capital.  The Dodd-Frank Act required the FRB to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries.  However, savings and loan holding companies of under $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases.

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

Waivers of Dividends by Greene County Bancorp, MHC.  Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.50 per share to be declared by the Company for the four quarters ending September 30, 2020. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

At June 30, 2020, our commercial bank met the criteria for being considered “well-capitalized.”

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) pandemic and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•
Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes.

•
Temporarily reducing the Community Bank Leverage Ratio (the “CBLR”) to 8%. This law also states that if a qualifying community bank falls below the CBLR, it “shall have a reasonable grace period to satisfy” the CBLR. This provision terminates on the earlier of December 31, 2020 or the date the President declares that the coronavirus emergency is terminated.

Index
•
The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account.

•
The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multi-family borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program

The CARES Act provides approximately $350 billion to fund loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans will be 100% federally guaranteed (principal and interest) through December 31, 2020. An eligible business can apply for a Paycheck Protection Program (“PPP”) loan for up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan can be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

ITEM 1A.	Risk Factors

Not applicable to smaller reporting companies.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The Bank of Greene County also has an operations center and a lending center located in Catskill, New York.  At June 30, 2020, The Bank of Greene County conducted its business through 16 full-service banking offices.  We own nine branch offices and lease seven branch offices located within Greene, Columbia, Albany and Ulster Counties. Greene County Commercial Bank conducts its business through the branch offices of The Bank of Greene County. In the opinion of management, the physical properties of our holding company and our various subsidiaries are suitable and adequate.  For more information on our properties, see Notes 1, 5 and 15 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Report.

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

Greene County Bancorp, Inc.’s common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”.  As of September 6, 2020 Greene County Bancorp, Inc. had 457 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 8,513,414 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), Greene County Bancorp, Inc.’s mutual holding company, held 4,609,264 shares of common stock, or 54.1% of total shares outstanding.  Consequently, shareholders other than the MHC held 3,904,150 shares.

Payment of dividends on Greene County Bancorp, Inc.’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Greene County Bancorp, Inc.’s results of operations, financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.50 per share to be declared by the Company for the four quarters ending September 30, 2020. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. At June 30, 2020, the Company had repurchased 24,400 shares.

Index
ITEM 6.	Selected Financial Data

The selected financial and operational data presented below at and for the years shown was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. and should be read in conjunction with the consolidated financial statements presented elsewhere in this Report.

(Dollars in thousands, except per share amounts)	2020	2019	2018
SELECTED FINANCIAL CONDITION DATA:
Total assets	$1,676,803	$1,269,462	$1,151,478
Loans receivable, net	993,522	785,738	704,431
Securities available-for-sale	226,709	122,728	120,806
Securities held-to-maturity	383,657	304,208	274,550
Equity securities	267	253	217
Deposits	1,501,075	1,120,569	1,025,234
Shareholders’ equity	128,805	112,369	96,191
AVERAGE BALANCES:
Total assets	1,470,870	1,198,340	1,073,980
Interest-earning assets	1,450,398	1,180,201	1,056,101
Loans receivable, net	861,322	745,161	659,132
Securities	528,131	400,894	359,661
Deposits	1,318,027	1,052,146	952,753
Borrowings	15,300	30,192	22,913
Shareholders’ equity	120,387	103,894	89,540
SELECTED OPERATIONS DATA:
Total interest income	53,314	46,308	38,928
Total interest expense	8,481	6,308	4,014
Net interest income	44,833	40,000	34,914
Provision for loan losses	3,905	1,659	1,530
Net interest income after provision for loan losses	40,928	38,341	33,384
Total noninterest income	8,650	8,361	7,481
Total noninterest expense	27,822	25,676	22,362
Income before provision for income taxes	21,756	21,026	18,503
Provision for income taxes	3,029	3,542	4,095
Net income	18,727	17,484	14,408
FINANCIAL RATIOS:
Return on average assets[1]	1.27%	1.46%	1.34%
Return on average shareholders’ equity[2]	15.56	16.83	16.09
Noninterest expenses to average total assets	1.89	2.14	2.08
Average interest-earning assets to average interest-bearing liabilities	118.84	120.31	120.36
Net interest rate spread[3]	2.98	3.28	3.23
Net interest margin[4]	3.09	3.39	3.31
Efficiency ratio[5]	52.02	53.09	52.75
Shareholders’ equity to total assets, at end of period	7.68	8.85	8.35
Average shareholders’ equity to average assets	8.18	8.67	8.34
Dividend payout ratio[6]	20.00	19.51	23.08
Actual dividends declared to net income[7]	11.95	11.65	10.59
Nonperforming assets to total assets, at end of period	0.24	0.29	0.32
Nonperforming loans to net loans, at end of period	0.41	0.46	0.51
Allowance for loan losses to nonperforming loans	402.04	362.84	335.96
Allowance for loan losses to total loans receivable	1.62	1.65	1.68
Book value per share[8]	$15.13	$13.16	$11.27
Basic earnings per share	2.20	2.05	1.69
Diluted earnings per share	2.20	2.05	1.69
OTHER DATA:
Closing market price of common stock	$22.30	$29.42	$33.90
Number of full-service offices	16	15	14
Number of full-time equivalent employees	182	169	156

[1]	Ratio of net income to average total assets.
[2]	Ratio of net income to average shareholders’ equity.
[3]	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
[4]	Net interest income as a percentage of average interest-earning assets.
[5]	Noninterest expense divided by the sum of net interest income and noninterest income.
[6]	Dividends per share divided by basic earnings per share. This calculation does not take into account the waiver of dividends by Greene County Bancorp, MHC.
[7]	Dividends declared divided by net income.
[8]	Shareholders’ equity divided by outstanding shares.

Index
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  At June 30, 2020, The Bank of Greene County operated 16 full-service branches, an administration office, a lending center, and an operations center in New York’s Hudson Valley Region.  In June 2004, Greene County Commercial Bank (“GCCB”) was opened for the limited purpose of providing financial services to local municipalities.  GCCB is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 54.1% of the Company’s outstanding common stock.    In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans. In December 2014, Greene Risk Management, Inc. was formed as a Nevada corporation that is operating as a pooled captive insurance company.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

During the second half of the fiscal year ended June 30, 2020, the novel coronavirus (“COVID-19”) had spread world-wide and the Federal and state governments have been diligently working to contain its spread.  The containment strategies implemented by local governments has had an enormous impact on the economy and may have a negative impact on borrowers’ ability to make timely loan payments as many businesses are forced to temporarily shut down.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation.   An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans will have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  As of June 30, 2020, the Company has processed 1,267 applications totaling $99.8 million of loans under the PPP.  These PPP loans are 100% guaranteed by the SBA and we expect that most of the funds provided will be forgiven based on certain criteria established within the Act.

Depending upon the duration of the COVID-19 pandemic, these strategies may not be sufficient for all borrowers impacted and may ultimately result in losses to the Company.  As discussed under Asset Quality and Loan Loss Provision below, the Company has increased its allowance for loan losses during the year ended June 30, 2020 and believes that total reserves are adequate.

The Federal Reserve Board has taken a number of measures in an attempt to mitigate the impact of the coronavirus on the economy.  In addition to providing guidance to financial institutions who are working with borrowers affected by the coronavirus, the Federal Reserve Board decreased the Federal Funds benchmark rate by 100 basis points to 0.00%-0.25%, in mid-March 2020.  Although the impact to the Company from this rate decrease is minimal for the three and twelve months ended June 30, 2020, it is anticipated that it will have a negative impact on the Company’s interest rate spread and margin during the fiscal year ended June 30, 2021.

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

Index
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

Management is working with borrowers to determine best strategies to help mitigate the impact of the temporary business closures, decline in business, and loss of employment, including payment deferrals, debt consolidations and/or loan restructurings due to COVID-19. The Company has instituted a loan deferment program whereby short-term (3-6 months) deferral of principal and/or interest payments will be provided.  As of June 30, 2020, the Bank has received requests to defer 706 loans aggregating $193.5 million.   Based on guidance provided by bank regulators on March 22, 2020 regarding deferrals granted due to COVID-19, the Company will not report these loans as delinquent and will continue to recognize interest income during the deferral period.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.  The Company expects COVID-19 to have a negative impact on credit risk.  For further discussion regarding loan deferrals see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.

FINANCIAL OVERVIEW

Net income for the year ended June 30, 2020 amounted to $18.7 million, or $2.20 per basic and diluted share, as compared to $17.5 million, or $2.05 per basic and diluted share, for the year ended June 30, 2019, an increase of $1.2 million, or 7.1%.  The increase in net income was primarily the result of increases of $4.8 million in net interest income, $289,000 in noninterest income, and $513,000 decrease in provision for income taxes which was partially offset by an increase of $2.1 million in noninterest expense and $2.2 million in provision for loan losses. The change in net interest income resulted from growth in interest-earning assets when comparing the years ended June 30, 2020 and 2019.  Growth in interest-earning assets was within both investment securities and loans. Growth in loans was primarily in commercial real estate mortgages and commercial loans which are generally higher yielding assets.  However, included in this growth were $99.8 million of SBA PPP loans, which were originated at a rate of 1.00%.

Index
Net interest spread and margin decreased 30 basis points when comparing the years ended June 30, 2020 and 2019.  Net interest spread decreased to 2.98% for the year ended June 30, 2020 compared to 3.28% for the year ended June 30, 2019.  Net interest margin decreased to 3.09% for the year ended June 30, 2020 compared to 3.39% for the year ended June 30, 2019. Changes in noninterest income and noninterest expense are more fully explained within the Comparison of Operating Results for the Years Ended June 30, 2020 and 2019 contained herein.

Total assets grew $407.3 million, or 32.1%, to $1.7 billion at June 30, 2020 as compared to $1.3 billion at June 30, 2019.  Net loans increased $207.8 million, or 26.4%, to $993.5 million at June 30, 2020 as compared to $785.7 million at June 30, 2019.  Included in net loans at June 30, 2020, are $99.8 million of loan growth from SBA Paycheck Protection Program loans partially offset by deferred SBA fees related to these loans of $3.9 million.  Securities classified as available-for-sale and held-to-maturity increased $183.5 million, or 43.0%, to $610.4 million at June 30, 2020 as compared to $426.9 million at June 30, 2019.  Deposits grew $380.5 million, or 34.0%, to $1.5 billion at June 30, 2020 as compared to $1.1 billion at June 30, 2019.  Total shareholders’ equity amounted to $128.8 million and $112.4 million at June 30, 2020 and 2019, respectively, or 7.7% and 8.9% of total assets, respectively.

Comparison of Financial Condition as of June 30, 2020 and 2019

SECURITIES

Securities available-for-sale and held-to-maturity increased $183.5 million, or 43.0%, to $610.4 million at June 30, 2020 as compared to $426.9 million at June 30, 2019.  Securities purchases totaled $391.5 million during the year ended June 30, 2020 and consisted of $283.0 million of state and political subdivision securities, $100.6 million of mortgage-backed securities, $3.8 million of other securities, and $4.1 million of corporate debt securities. Principal pay-downs and maturities during the year amounted to $208.1 million, of which $48.1 million consisted of mortgage-backed securities, $144.4 million consisted of state and political subdivision securities, $12.3 million consisted of US government agency securities, and $3.3 million were other securities.

Greene County Bancorp, Inc. holds 63.5% of its securities portfolio at June 30, 2020 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	At June 30,
	2020		2019		2018
(Dollars in thousands)	Carrying Amount	Percent of total	Carrying Amount	Percent of total	Carrying Amount	Percent of total
Securities available-for-sale:
U.S. government sponsored enterprises	$504	0.1%	$5,553	1.3%	$5,531	1.4%
State and political subdivisions	177,107	29.0	96,570	22.6	92,255	23.4
Mortgage-backed securities-residential	15,528	2.5	2,645	0.6	3,247	0.8
Mortgage-backed securities-multi-family	28,910	4.7	16,410	3.8	18,069	4.6
Corporate debt securities	4,660	0.8	1,550	0.4	1,704	0.4
Total securities available-for-sale	226,709	37.1	122,728	28.7	120,806	30.6
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	0.3	9,249	2.2	9,245	2.3
State and political subdivisions	210,535	34.5	152,358	35.7	136,335	34.5
Mortgage-backed securities-residential	38,884	6.4	4,570	1.1	6,472	1.6
Mortgage-backed securities-multi-family	127,582	20.9	134,970	31.6	118,780	30.0
Corporate debt securities	2,593	0.4	1,478	0.3	1,466	0.4
Other securities	2,063	0.4	1,583	0.4	2,252	0.6
Total securities held-to-maturity	383,657	62.9	304,208	71.3	274,550	69.4
Total securities	$610,366	100.0%	$426,936	100.0%	$395,356	100.0%

Index
Investment Maturity Schedule

The estimated fair value of debt securities at June 30, 2020 by contractual maturity are shown below.  Mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No tax-equivalent adjustments were made in calculating the weighted average yield.

(Dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Securities available-for-sale:
U.S. government sponsored enterprises	$504	$-	$-	$-	$504
State and political subdivisions	173,879	3,183	45	-	177,107
Mortgage-backed securities-residential	-	38	1,266	14,224	15,528
Mortgage-backed securities-multi-family	115	10,517	16,036	2,242	28,910
Corporate debt securities	-	1,097	1,558	2,005	4,660
Total securities available-for-sale	174,498	14,835	18,905	18,471	226,709
Securities held-to-maturity:
U.S. government sponsored enterprises	2,011	-	-	-	2,011
State and political subdivisions	34,474	92,885	60,076	37,383	224,818
Mortgage-backed securities-residential	797	149	1,518	37,407	39,871
Mortgage-backed securities-multi-family	3,975	63,157	58,986	8,123	134,241
Corporate debt securities	-	-	1,510	960	2,470
Other securities	1,397	632	20	52	2,101
Total securities held-to-maturity	42,654	156,823	122,110	83,925	405,512
Total securities	$217,152	$171,658	$141,015	$102,396	$632,221
Weighted Average Yield	1.80%	2.48%	2.43%	2.17%	2.18%

LOANS

Net loans receivable increased $207.8 million, or 26.4%, to $993.5 million at June 30, 2020 from $785.7 million at June 30, 2019.  The loan growth experienced during the year consisted primarily of $51.7 million in commercial real estate loans, $109.6 million in commercial loans of which $99.8 million consists of SBA PPP loans, $4.4 million of residential construction and land, $38.6 million of commercial construction and $11.5 million in residential real estate loans, partially offset by a $1.1 million decrease in home equity loans, as well as an increase of $3.2 million in allowance for loan losses and an increase of $3.6 million in net deferred fees.  The Company continues to experience loan growth as a result of continued growth in its customer base within its newest markets in Ulster and Columbia counties, and its relationships with other financial institutions in originating loan participations.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth. If long term interest rates begin to rise, the Company anticipates some slowdown in new loan demand as well as refinancing activities.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
Loan Portfolio Composition

Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential real estate	$279,332	27.58%	$267,802	33.55%	$255,848	35.75%	$245,331	38.67%	$234,992	44.23%
Residential construction and land	11,847	1.17	7,462	0.93	9,951	1.39	7,160	1.13	5,575	1.05
Multi-family	25,104	2.48	24,592	3.08	14,961	2.09	9,199	1.45	3,918	0.74
Commercial real estate	381,415	37.67	329,668	41.31	283,935	39.68	257,964	40.67	192,678	36.27
Commercial construction	74,920	7.40	36,361	4.56	39,366	5.50	28,430	4.48	20,159	3.79
Total real estate loans	772,618	76.30	665,885	83.43	604,061	84.41	548,084	86.40	457,322	86.08

Consumer loans
Home equity	22,106	2.18	23,185	2.91	21,919	3.06	21,076	3.32	20,893	3.93
Consumer installment(1)	4,817	0.48	5,481	0.69	5,017	0.70	4,790	0.76	4,350	0.82
Total consumer loans	26,923	2.66	28,666	3.60	26,936	3.76	25,866	4.08	25,243	4.75

Commercial loans	213,119	21.04	103,554	12.97	84,644	11.83	60,381	9.52	48,725	9.17

Total consumer loans and commercial loans	240,042	23.70	132,220	16.57	111,580	15.59	86,247	13.60	73,968	13.92

Total gross loans	1,012,660	100.00%	798,105	100.00%	715,641	100.00%	634,331	100.00%	531,290	100.00%

Less:
Allowance for loan losses	(16,391)		(13,200)		(12,024)		(11,022)		(9,485)
Deferred (fees) and costs	(2,747)		833		814		878		959

Total loans receivable, net	$993,522		$785,738		$704,431		$624,187		$522,764

(1)	Includes direct automobile loans (on both new and used automobiles) and personal loans.

Loan Maturity Schedule

The following table sets forth certain information as of June 30, 2020 regarding the amount of loans maturing or re-pricing in The Bank of Greene County’s portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “within one year.”

(In thousands)	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total
Residential real estate	$10,706	$21,992	$35,856	$61,323	$149,455	$279,332
Residential construction and land	11,517	29	90	211	-	11,847
Multi-family	5,719	5,108	6,544	7,332	401	25,104
Commercial real estate	105,947	66,788	88,901	97,155	22,624	381,415
Commercial construction	66,420	8,500	-	-	-	74,920
Consumer loans	16,178	1,998	3,457	5,235	55	26,923
Commercial loans	44,162	114,130	17,181	31,891	5,755	213,119
Total loan portfolio	$260,649	$218,545	$152,029	$203,147	$178,290	$1,012,660

Index
The total amount of the above loans that mature or are due after June 30, 2021 that have fixed interest rates is $476.2 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $275.8 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail above within the section Management of Interest Rate Risk.

Potential Problem Loans

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, The Bank of Greene County provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the “Substandard”, “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”  For further discussion regarding how management determines when a loan should be classified, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.  At June 30, 2020, The Bank of Greene County had $7.3 million of loans classified as substandard, and $25.5 million of loans designated as special mention.  No loans were classified as either doubtful or loss at June 30, 2020.

The Federal Reserve Board along with the other various regulatory agencies have issued joint guidance to financial institutions who are working with borrowers affected by COVID-19.  The Company is working with borrowers, instituting a loan deferment program whereby short-term deferral of payments (3-6 months) will be provided.  As of June 30, 2020, the Bank has received requests to defer payments on 706 loans aggregating $193.5 million.  Based on guidance provided by bank regulators on March 22, 2020 regarding deferrals granted due to COVID-19, we will not report these loans as delinquent and will continue to recognize interest income during the deferral period.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.  For further discussion regarding loan deferrals, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.

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

Generally, management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.  The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  Management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogeneous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation. For further discussion and detail regarding impaired loans please refer to Part II, Item 8 Financial Statements and Supplemental Data, Note 4 Loans of this Report. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset.

Index
Analysis of Nonaccrual Loans, Nonperforming Assets and Restructured Loans

The table below details additional information related to nonaccrual loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans:
Residential real estate	$2,513	$2,474	$1,778	$1,240	$1,207
Multi-family	151	-	-	-	-
Commercial real estate	781	598	1,147	1,452	1,899
Commercial construction	-	-	-	176	-
Home equity	319	452	298	218	18
Consumer installment	-	6	18	10	-
Commercial	313	108	276	476	202
Total nonaccrual loans	4,077	3,638	3,517	3,572	3,326

Accruing loans delinquent 90 days or more:
Residential real estate	-	-	62	69	77
Total accruing loans delinquent 90 days or more	-	-	62	69	77
Foreclosed real estate:
Residential real estate	-	53	119	-	61
Residential construction & land	-	-	-	-	65
Commercial real estate	-	-	-	799	244
Total foreclosed real estate	-	53	119	799	370

Total nonperforming assets	$4,077	$3,691	$3,698	$4,440	$3,773

Troubled debt restructuring:
Nonperforming (included above)	$304	$531	$774	$932	$1,645
Performing (accruing and excluded above)	909	1,368	1,557	916	934

Nonperforming assets to total assets	0.24%	0.29%	0.32%	0.45%	0.43%

Nonperforming loans to net loans	0.41%	0.46%	0.51%	0.58%	0.65%

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2020	2019	2018
Interest income that would have been recorded if loans had been performing in accordance with original terms	$296	$257	$230
Interest income that was recorded on nonaccrual loans	193	146	125

Nonperforming assets amounted to $4.1 million at June 30, 2020 and $3.7 million at June 30, 2019, respectively.  Total impaired loans amounted to $3.3 million at June 30, 2020 compared to $3.9 million at June 30, 2019, a decrease of $624,000, or 16.0%.  The decrease in impaired loans was the result of partial charge-offs on residential loans.  Impaired loans include loans that have been modified in a troubled debt restructuring and are performing under the modified terms and have therefore been returned to performing status.

Loans on nonaccrual status totaled $4.1 million at June 30, 2020 of which $1.3 million were in the process of foreclosure.  At June 30, 2020, there were eight residential loans in the process of foreclosure totaling $1.0 million. Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at June 30, 2020, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  There were no loans past due which were making payments pursuant to forbearance agreements as of June 30, 2020.   Under the forbearance agreements, the customers have made arrangements with The Bank of Greene County to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, The Bank of Greene County has agreed not to continue foreclosure proceedings. Loans on nonaccrual status totaled $3.6 million at June 30, 2019 of which $1.6 million were in the process of foreclosure.  At June 30, 2019, there were 12 residential loans in the process of foreclosure totaling $1.5 million.  Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at June 30, 2019, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due at June 30, 2019 were $175,000 of loans which were making payments pursuant to forbearance agreements.

Index
The table below details additional information on impaired loans as of the dates indicated:

	For the years ended June 30,
(In thousands)	2020	2019	2018
Balance of impaired loans, with a valuation allowance	$1,662	$2,000	$2,799
Allowances relating to impaired loans included in allowance for loan losses	228	262	482
Balance of impaired loans, without a valuation allowance	1,608	1,894	1,349
Average balance of impaired loans for the years ended	3,496	3,982	3,955
Interest income recorded on impaired loans during the years ended	169	160	100

Impaired loans totaled $3.3 million and $3.9 million at June 30, 2020 and 2019, respectively.  The decreased in impaired loans during the period were the result of a residential mortgage loan being paid off in a short-sale and a residential mortgage loan no longer being impaired.  For additional details on impaired loans, see the table in Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review Bank of Greene County’s allowance for loan losses.  Such agencies may require Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  Bank of Greene County considers smaller balance residential mortgages, home equity loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential and commercial mortgage and business loans are viewed individually and considered impaired if it is probable that Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral. Bank of Greene County charges loans off against the allowance for loan losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.  For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged-off and is reduced by charge-offs.

The Bank of Greene County recognizes that strategies put in place to assist borrowers through the COVID-19 pandemic may not be sufficient to fully mitigate the impact to borrowers and that it is likely that a portion of the loan portfolio will default and result in losses to the Bank of Greene County.  As a result, the Bank of Greene County has increased its provision for loan losses during the year ended June 30, 2020 by $1.3 million to reserve for these losses.  Much uncertainty remains regarding the duration of the containment strategies and the overall impact to the economy and to local businesses.  Management is closely monitoring the changes within its economic environment, stress testing the loan portfolio under various scenarios, and adjusting the allowance for loan loss as necessary to remain adequately reserved.

Index
Analysis of allowance for loan losses activity

	At or for the Years Ended June 30,
(Dollars in thousands)	2020	2019	2018	2017	2016
Balance at the beginning of the period	$13,200	$12,024	$11,022	$9,485	$8,142
Charge-offs:
Residential real estate	102	287	141	90	-
Commercial real estate	-	74	-	39	162
Home equity	-	-	-	-	-
Consumer installment	459	374	318	270	245
Commercial loans	335	51	159	66	20
Total loans charged off	896	786	618	465	427

Recoveries:
Residential real estate	16	13	-	-	-
Commercial real estate	-	-	-	-	17
Consumer installment	130	137	85	88	78
Commercial loans	36	153	5	3	2
Total recoveries	182	303	90	91	97

Net charge-offs	714	483	528	374	330

Provisions charged to operations	3,905	1,659	1,530	1,911	1,673
Balance at the end of the period	$16,391	$13,200	$12,024	$11,022	$9,485

Net charge-offs to average loans outstanding	0.08%	0.06%	0.08%	0.06%	0.07%
Net charge-offs to nonperforming assets	17.51	13.09	14.28	8.42	8.75
Allowance for loan losses to nonperforming loans	402.04	362.84	335.96	302.72	278.72
Allowance for loan losses to total loans receivable	1.62	1.65	1.68	1.74	1.79
Net charge-offs to average assets	0.05	0.04	0.05	0.04	0.04

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	At June 30,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans
Residential real estate	$2,091	27.6%	$2,026	33.6%	$2,116	35.8%	$2,289	38.7%	$2,396	44.2%
Residential construction and land	141	1.2	87	0.9	114	1.4	89	1.1	75	1.1
Multi-family	176	2.5	180	3.1	162	2.1	43	1.4	22	0.7
Commercial real estate	8,634	37.6	7,110	41.3	5,979	39.6	5,589	40.7	4,541	36.3
Commercial construction	2,053	7.4	872	4.5	950	5.5	687	4.5	502	3.8
Home equity	295	2.2	314	2.9	317	3.1	234	3.3	309	3.9
Consumer installment	197	0.5	250	0.7	224	0.7	231	0.8	228	0.8
Commercial loans	2,804	21.0	2,361	13.0	2,128	11.8	1,680	9.5	1,412	9.2
Unallocated	-	-	-	-	34	-	180	-	-	-
Totals	$16,391	100.0%	$13,200	100.0%	$12,024	100.0%	$11,022	100.0%	$9,485	100.0%

Index
For further discussion and detail regarding the Allowance for Loan Loss, please refer to Part II, Item 8 Financial Statements and Supplemental Data, Note 4 Loans of this Report.

PREMISES AND EQUIPMENT

Premises and equipment amounted to $13.7 million and $13.3 million at June 30, 2020 and 2019, respectively.  Purchases totaled $1.1 million during the year ended June 30, 2020, consisting primarily of building improvements and equipment for a new branch located in Kinderhook-Valatie, New York and expansion to an existing lending center.  Purchases totaled $589,000 during the year ended June 30, 2019, consisting primarily of building improvements and equipment for new branches located in Woodstock, NY.  Depreciation for the year ended June 30, 2020 totaled $713,000, compared to $638,000 for the year ended June 30, 2019.  There were no disposals of premises and equipment during the fiscal years ended June 30, 2020 and 2019.

PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets, consisting primarily of accrued interest receivable and prepaid expenses, totaled $13.2 million at June 30, 2020, compared to $9.1 million at June 30, 2019, an increase of $4.1 million.  This increase was due to an increase of $822,000 in deferred taxes, accrued interest receivable of $2.4 million, and other assets of $1.5 million. The increase in accrued interest receivable was the result of the growth in interest-earning assets. The growth in other assets was the result of the adoption of ASU 2016-02 - Leases during the year ended June 30, 2020, respectively. Please refer to Part II, Item 8 Financial Statements and Supplemental Date, Note 15 Leases of this report for further discussion.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as FRE, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis. Upon transfer to FRE, if the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.  There were no foreclosed real estate assets at June 30, 2020.  At June 30, 2019, there was one residential property with a fair value of $53,000 held in FRE.  This property was sold during the year ended June 30, 2020.

DEPOSITS

Total deposits increased to $1.5 billion at June 30, 2020 from $1.1 billion at June 30, 2019, an increase of $380.5 million, or 34.0%. This increase was primarily from continued growth in new account relationships among all of our lines of business including retail, business and municipal banking. A portion of the increase in deposits is also due to the funding of PPP loans and economic stimulus payments received by individual customers. NOW deposits increased $305.0 million, or 47.1%, and noninterest-bearing deposits increased $30.7 million, or 28.6%, money market deposits increased $19.1 million or 16.6%, and savings deposits increased $26.7 million, or 12.4% when comparing June 30, 2020 and 2019. These increases were partially offset by a slight decrease in certificates of deposit of $917,000, or 2.5%, when comparing June 30, 2020 and 2019.

	At June 30,
	2020		2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Transaction and savings deposits:
Noninterest-bearing deposits	$138,187	9.2%	$107,469	9.6%	$102,694	10.0%
Certificates of deposit	35,625	2.4	36,542	3.3	51,317	5.0
Savings deposits	241,371	16.1	214,680	19.2	216,103	21.1
Money market deposits	133,970	8.9	114,915	10.2	133,753	13.0
NOW deposits	951,922	63.4	646,963	57.7	521,367	50.9
Total deposits	$1,501,075	100.0%	$1,120,569	100.0%	$1,025,234	100.0%

The amount of certificates of deposit by time remaining to maturity as of June 30, 2020 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Report.

BORROWINGS

At June 30, 2020, borrowings for the Company amounted to $25.5 million.  Long term borrowings with the Federal Home Loan Bank of New York (“FHLB”), totaled $7.6 million at June 30, 2020, compared to $13.6 million at June 30, 2019. There were no overnight borrowings with the FHLB outstanding at June 30, 2020.  There were $8.0 million of overnight borrowings with the FHLB outstanding at June 30, 2019.  The Company also had $7.0 million of short-term borrowings with Atlantic Central Bankers Bank (“ACBB”) at June 30, 2020.  Effective April 9, 2020, the FRB instituted a program, the Paycheck Protection Plan Lending Facility (“PPPLF”) to provide banks additional funding for liquidity whereby the PPP loans are pledged as collateral.  The PPPLF can provide additional liquidity up to the principal balance of PPP loans on the Company’s balance sheet.  As of June 30, 2020, the Company had $10.9 million of PPPLF borrowings outstanding.

Index
The Company’s borrowing agreements are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Report.

The table below details additional information related to short-term and long-term borrowings for the years ended June 30,

(Dollars in thousands)	2020	2019
Short-term borrowings
Average outstanding balance	$3,983	$15,085
Interest expense	49	365
Weighted average interest rate during the year	1.23%	2.42%
Weighted average interest rate at end of year	0.39%	2.45%

Long-term borrowings
Average outstanding balance	$11,317	$15,107
Interest expense	191	247
Weighted average interest rate during the year	1.69%	1.64%
Weighted average interest rate at end of year	1.73%	1.68%

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities, totaled $21.4 million at June 30, 2020, compared to $14.9 million at June 30, 2019, an increase of $6.5 million.  This increase was due primarily to increased accrued expenses for various employee benefit plans, including short-term and long-term incentive plans, and supplemental executive retirement plan.  The growth in other liabilities was also the result of the adoption of ASU 2016-02 - Leases during the year ended June 30, 2020 which totaled $1.6 million. For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 10 Employee Benefits Plans and Note 11 Stock Based Compensation of this Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $128.8 million at June 30, 2020 from $112.4 million at June 30, 2019, resulting primarily from net income of $18.7 million partially offset by dividends declared and paid of $2.2 million and repurchase of stock of $631,000.  On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2020, the Company had repurchased a total of 24,400 shares of the 200,000 shares authorized by the repurchase program. The Company did not repurchase any shares during the three months ended June 30, 2020.

Index
Selected Equity Data:	At June 30,
	2020	2019
Shareholders’ equity to total assets, at end of period	7.68%	8.85%
Book value per share	$15.13	$13.16
Closing market price of common stock	$22.30	$29.42

	For the years ended June 30,
	2020	2019
Average shareholders’ equity to average assets	8.18%	8.67%
Dividend payout ratio[1]	20.00%	19.51%
Actual dividends paid to net income[2]	11.95%	11.65%

[1]
The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.

[2]
Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, March 31, 2019, and December 31, 2018.  Dividends declared during the three months ended December 31, 2019 and the three months ended September 30, 2018 were paid to the MHC.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Years Ended June 30, 2020 and 2019

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the years ended June 30, 2020 and 2019.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Fiscal Years Ended June 30,
	2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Loans receivable[1]	$875,374	$39,159	4.47%	$757,722	$35,050	4.63%
Securities[2]	528,131	13,441	2.55	400,894	10,660	2.66
Interest-earning bank balances and federal funds	45,488	622	1.37	19,486	452	2.32
FHLB stock	1,405	92	6.55	2,099	146	6.96
Total interest-earning assets	1,450,398	53,314	3.67%	1,180,201	46,308	3.92%
Cash and due from banks	11,080			10,553
Allowance for loan losses	(14,052)			(12,561)
Other noninterest-earning assets	23,444			20,147
Total assets	$1,470,870			$1,198,340

Interest-Bearing Liabilities:
Savings and money market deposits	$337,463	$1,348	0.40%	$331,377	$1,247	0.38%
NOW deposits	831,469	6,414	0.77	578,719	3,964	0.69
Certificates of deposit	36,187	479	1.32	40,658	485	1.19
Borrowings	15,300	240	1.57	30,192	612	2.03
Total interest-bearing liabilities	1,220,419	8,481	0.69%	980,946	6,308	0.64%
Noninterest-bearing deposits	112,908			101,392
Other noninterest-bearing liabilities	17,156			12,108
Shareholders’ equity	120,387			103,894
Total liabilities and equity	$1,470,870			$1,198,340

Net interest income		$44,833			$40,000
Net interest rate spread			2.98%			3.28%
Net earnings assets	$229,979			$199,255
Net interest margin			3.09%			3.39%
Average interest-earning assets to average interest-bearing liabilities	118.84%			120.31%

[1]	Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Taxable-equivalent net interest income and net interest margin
	For the year ended June 30,
(Dollars in thousands)	2020	2019
Net interest income (GAAP)	$44,833	$ 40,000
Tax-equivalent adjustment(1)	2,510	1,999
Net interest income (fully taxable-equivalent)	$47,343	$ 41,999

Average interest-earning assets	$1,450,398	$1,180,201
Net interest margin (fully taxable-equivalent)	3.26%	3.56%

(1) Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 21.0% for federal income taxes and 3.98% for New York State income taxes for the period ended June 30, 2020 and 2019, respectively.

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

	Years Ended June 30,
	2020 versus 2019			2019 versus 2018
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$5,344	$(1,235)	$4,109	$3,978	$1,380	$5,358
Securities[2]	3,241	(460)	2,781	1,057	831	1,888
Interest-earning bank balances and federal funds	413	(243)	170	(79)	179	100
FHLB stock	(46)	(8)	(54)	26	8	34
Total interest-earning assets	8,952	(1,946)	7,006	4,982	2,398	7,380

Interest-Bearing Liabilities:
Savings and money market deposits	26	75	101	(7)	173	166
NOW deposits	1,936	514	2,450	502	1,243	1,745
Certificates of deposit	(56)	50	(6)	8	133	141
Borrowings	(255)	(117)	(372)	133	109	242
Total interest-bearing liabilities	1,651	522	2,173	636	1,658	2,294
Net change in net interest income	$7,301	$(2,468)	$4,833	$4,346	$740	$5,086

[1]	Calculated net of deferred loan fees, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

As the above table shows, net interest income for the fiscal year ended June 30, 2020 has been affected most significantly by the increase in volume of loans and securities, partially offset by an increase in volume on interest-bearing liabilities and a decrease in rate on interest-bearing assets. Net interest rate spread decreased 30 basis points to 2.98% for the fiscal year ended June 30, 2020 as compared to 3.28% for the fiscal year ended June 30, 2019.  Net interest margin decreased 30 basis points to 3.09% for the fiscal year ended June 30, 2020 as compared to 3.39% for the fiscal year ended June 30, 2019.

The Federal Reserve Board has taken a number of measures in an attempt to mitigate the impact of the Coronavirus on the economy.  In mid-March 2020, the Federal Reserve Board decreased the Federal Funds benchmark rate by 100 basis points to 0.00%-0.25%.  Although the impact to the Company from this rate decrease is limited for the three months and year ended June 30, 2020, it is anticipated that it will have a negative impact on the Company’s interest spread and margin during the three months and year ended June 30, 2021.  The Company continually monitors its interest rate risk and the impact to net interest income and capital from the interest rate decrease is well within established limits.

Index
INTEREST INCOME

Interest income for the year ended June 30, 2020 amounted to $53.3 million as compared to $46.3 million for the year ended June 30, 2019, an increase of $7.0 million, or 15.1%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the years ended June 30, 2020 and 2019.   Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $1.5 billion for the year ended June 30, 2020 as compared to $1.2 billion for the year ended June 30, 2019, an increase of $272.5 million, or 22.7%.   The yield earned on such assets decreased 25 basis points to 3.67% for the year ended June 30, 2020 as compared to 3.92% for the year ended June 30, 2019.

Interest income earned on loans amounted to $39.2 million for the year ended June 30, 2020 as compared to $35.1 million for the year ended June 30, 2019.  Average loans outstanding increased $117.7 million, or 15.5%, to $875.4 million for the year ended June 30, 2020 as compared to $757.7 million for the year ended June 30, 2019.  The yield on such loans decreased 16 basis points to 4.47% for the year ended June 30, 2020 as compared to 4.63% for the year ended June 30, 2019. At June 30, 2020, approximately 48.7% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.

Interest income earned on securities (excluding FHLB stock) increased to $13.4 million for the year ended June 30, 2020 as compared to $10.7 million for the year ended June 30, 2019.  Included in interest income earned on securities is yield maintenance payments received when various agency mortgage-backed securities prepaid in advance of maturity of $1.3 million of for the year ended June 30, 2020, an increase of $1.2 million from $144,000 when compared to June 30, 2019. The average balance of securities increased $127.2 million to $528.1 million for the year ended June 30, 2020 as compared to $400.9 million for the year ended June 30, 2019 resulting from growth in deposits within our retail, commercial and municipal lines of business.  The average yield on such securities decreased 11 basis points to 2.55% for the year ended June 30, 2020 as compared to 2.66% for the year ended June 30, 2019.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.

Interest income earned on federal funds and interest-earning deposits amounted to $622,000 for the year ended June 30, 2020 as compared to $452,000 for the year ended June 30, 2019.  The average balance of federal funds and interest-earning deposits increased $26.0 million when comparing the years ended June 30, 2020 and 2019.  Dividends on FHLB stock decreased to $92,000 for the year ended June 30, 2020 as compared to $146,000 for the year ended June 30, 2019.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2020 amounted to $8.5 million as compared to $6.3 million for the year ended June 30, 2019, an increase of $2.2 million, or 34.9%.  This increase was the result of an increase in the average balance of interest-bearing liabilities, as well as higher rates paid on average deposits. Total average interest-bearing liabilities increased to $1.2 billion for the year ended June 30, 2020 as compared to $980.9 million for the year ended June 30, 2019, an increase of $239.5 million, or 24.4%.  Much of this increase related to NOW accounts primarily resulting from growth in new deposit relationships within our retail, commercial and municipal lines of business. The overall rate paid on interest-bearing liabilities increased five basis points to 0.69% for the year ended June 30, 2020 compared to 0.64% for the year ended June 30, 2019.

Interest expense paid on savings and money market accounts amounted to $1.3 million for the year ended June 30, 2020 as compared to $1.2 million for the year ended June 30, 2019, an increase of $101,000, or 8.1%. The rate paid on savings and money market accounts increased two basis points to 0.40% for the year ended June 30, 2020 as compared to 0.38% for the year ended June 30, 2019.  The average balance of savings and money market accounts increased by $6.1 million to $337.5 million for the year ended June 30, 2020 as compared to $331.4 million for the year ended June 30, 2019.

Interest expense paid on NOW accounts amounted to $6.4 million and $4.0 million for the years ended June 30, 2020 and 2019, respectively.  The average balance of NOW accounts increased to $831.5 million for the year ended June 30, 2020 as compared to $578.7 million for the year ended June 30, 2019, an increase of $252.8 million.  The average rate paid on NOW accounts increased eight basis points to 0.77% for the year ended June 30, 2020 as compared to 0.69% for the year ended June 30, 2019.

Interest expense paid on certificates of deposit amounted to $479,000 for the year ended June 30, 2020 as compared to $485,000 for the year ended June 30, 2019, a decrease of $6,000.  The average rate paid on certificates of deposit increased 13 basis points to 1.32% for the year ended June 30, 2020 as compared to 1.19% for the year ended June 30, 2019.  The average balance on certificates of deposit decreased to $36.2 million for the year ended June 30, 2020 as compared to $40.7 million for the year ended June 30, 2019.

Interest expense on borrowings amounted to $240,000 for the year ended June 30, 2020 as compared to $612,000 for the year ended June 30, 2019, as the average balance of borrowings decreased $14.9 million to $15.3 million for the year ended June 30, 2020 as compared to $30.2 million for the year ended June 30, 2019. The average rate paid on borrowings decreased 46 basis points to 1.57% from 2.03% during the period.  The decrease in the average balance on borrowings was due to a decrease in overnight borrowings with the Federal Home Loan Bank of New York partially offset by an increase in PPPLF borrowings and ACBB borrowings.

Index
PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. Provision for loan losses amounted to $3.9 million and $1.7 million for the years ended June 30, 2020 and 2019, respectively, an increase of $2.2 million. Of the $2.2 million increase in provision for loan loss for the year ended June 30, 2020, $1.3 million was a result of the COVID-19 pandemic.  The increase was also due to growth in gross loans and an increase in loans adversely classified.  The allocation of this provision was primarily for commercial real estate and commercial loans.  For additional details relating to the allocation of the provision for loan losses, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this report.  Loans classified as substandard or special mention totaled $32.8 million at June 30, 2020 compared to $17.1 million at June 30, 2019, an increase of $15.7 million.  During the year ended June 30, 2020 the Company downgraded a construction loan to special mention as a result of project cost overruns and several delinquent payments. Several other commercial real estate and commercial loan relationships have been downgraded to special mention during the three months and year ended June 30, 2020 due to a deterioration in borrower cash flows.  At June 30, 2020, these loans were all performing.  Management continues to monitor these loan relationships closely.  Reserves on these loans totaled $2.4 million at June 30, 2020 compared to $1.5 million at June 30, 2019, an increase of $922,000.  No loans were classified as doubtful or loss at June 30, 2020 or 2019. Allowance for loan losses to total loans receivable was 1.62% at June 30, 2020, and 1.65% at June 30, 2019.  The decrease in the allowance for loan losses to total loans receivable is due to the origination of $99.8 million in SBA PPP loans which are 100% guaranteed by the SBA with no allowance allocated to these loans.  Excluding these SBA guaranteed loans, the allowance for loan losses to total loans receivable would have been 1.80% at June 30, 2020.

Net charge-offs totaled $714,000 and $483,000 for the years ended June 30, 2020 and 2019, respectively.  The increase in charge-off activity for the year was primarily within the commercial loan and consumer loan portfolios.  The increase in the consumer loan portfolio was the result of an increase in charge-offs related to the deposit overdraft protection program, and was due to the significant growth in the number of checking accounts with overdraft protection as well as a recent increase in the amount of protection provided per account.  The increase in commercial loan charge-offs was primarily related to three loans that were written off due to business closures and short-sale of the collateral.

Nonperforming loans amounted to $4.1 million and $3.6 million at June 30, 2020 and June 30, 2019, respectively. At June 30, 2020 and June 30, 2019, respectively, nonperforming assets were 0.24% and 0.29% of total assets, and nonperforming loans were 0.41% and 0.46% of net loans. We have not originated “no documentation” mortgage loans and our loan portfolio does not include any mortgage loans that we classify as sub-prime.

NONINTEREST INCOME

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2020	2019	Amount	Percent
Service charges on deposit accounts	$3,926	$4,117	$(191)	(4.64)%
Debit card fees	2,980	2,624	356	13.57
Investment services	559	544	15	2.76
E-commerce fees	113	139	(26)	(18.71)
Other operating income	1,072	937	135	14.41
Total noninterest income	$8,650	$8,361	$289	3.46%

Noninterest income increased $289,000, or 3.5%, to $8.7 million for the year ended June 30, 2020 as compared to $8.4 million for the year ended June 30, 2019. The increase in noninterest income for the fiscal year ended June 30, 2020 is primarily due to increases in debit card fees resulting from an increase in volume of transactions and other operating income resulting from a commercial loan prepayment penalty of $131,000.

Index
NONINTEREST EXPENSE

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2020	2019	Amount	Percent
Salaries and employee benefits	$17,170	$15,488	$1,682	10.86%
Occupancy expense	1,865	1,722	143	8.30
Equipment and furniture expense	749	580	169	29.14
Service and data processing fees	2,450	2,149	301	14.01
Computer software, supplies and support	1,064	926	138	14.90
Advertising and promotion	473	461	12	2.60
FDIC insurance premiums	321	461	(140)	(30.37)
Legal and professional fees	1,111	1,146	(35)	(3.05)
Other	2,619	2,743	(124)	(4.52)
Total noninterest expense	$27,822	$25,676	$2,146	8.36%

Noninterest expense increased $2.1 million, or 8.4%, to $27.8 million for the year ended June 30, 2020 as compared to $25.7 million for the year ended June 30, 2019. The increase during the year ended June 30, 2020 was primarily due to an increase in salaries and employee benefits expenses resulting from additional staffing for a new branch located in Kinderhook-Valatie, New York, which opened in July 2019, as well as staffing for a new branch located at Wolf Road, Albany, New York, which is scheduled to open in the first quarter of fiscal 2021. As the Company continues to grow, staffing was also increased within our lending department, customer service center, investment center, and branch operational support. Also contributing to higher noninterest expense was an increase in service and data processing fees resulting from growth in usage of online banking, debit card transactions and rewards program redemptions as the Company continues to acquire new deposit relationships within its market area. This increase was partially offset by a decrease in FDIC insurance premiums.  In January 2019, the FDIC provided notification to the Company that a credit in the amount of $177,000 was calculated for Bank of Greene County, and a credit in the amount of $91,000 was calculated for Greene County Commercial Bank, based on a change in assessments under FDIC regulations resulting from the Deposit Insurance Fund Reserve Ratio reaching 1.36%.    The Company received credits of $268,000 during the year ended June 30, 2020.  This credit was applied against FDIC insurance premiums expense. No credits remain at June 30, 2020.

INCOME TAXES

Provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 13.9% and 16.9% for the years ended June 30, 2020 and 2019, respectively.  The statutory tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

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

Greene County Bancorp, Inc.’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on Greene County Bancorp, Inc.’s operating, financing, lending and investing activities during any given period.  At June 30, 2020, cash and cash equivalents totaled $40.5 million, or 2.4% of total assets.

Greene County Bancorp, Inc.’s primary investing activities are the origination of residential and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $212.4 million and $83.5 million and purchases of securities totaled $391.5 million and $191.3 million for the years ended June 30, 2020 and 2019, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities and borrowings.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2020 and 2019, as Greene County Bancorp, Inc. originated loans for retention in its portfolio.

Greene County Bancorp, Inc. experienced a net increase in total deposits of $380.5 million and $95.3 million for the years ended June 30, 2020 and 2019, respectively.  The level of interest rates and products offered by local competitors are some factors affecting deposit flows.  The Company continues to benefit from consolidation of other depository institutions within its market area and has successfully launched several marketing campaigns aimed at different segments of the market.

Index
Greene County Bancorp, Inc. monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in interest-earning deposits with the Federal Reserve Bank of New York.  In the event Greene County Bancorp, Inc. requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During the year ended June 30, 2020, The Bank of Greene County’s maximum borrowing from the FHLB reached $66.5 million and the minimum amounted to $7.6 million.  The $7.6 million borrowing at June 30, 2020 consisted of long term borrowings with maturities ranging between 2020 through 2022.  The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.  At June 30, 2020, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	2.66%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	9.58%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	36.70%

The Federal Reserve Board has instituted a program, the Paycheck Protection Plan Lending Facility (“PPPLF”) to provide banks additional funding for liquidity whereby the PPP loans are pledged as collateral.  The PPPLF will allow banks to offer these loans to local businesses while maintaining strong liquidity to meet cash flow needs.  At June 30, 2020, the Company had borrowed $10.9 million through the PPPLF.  Principal repayment of these borrowings will be made no later than upon receipt of payment on the underlying loans being pledged as collateral and interest will be charged at a rate of 0.35%.   The Company continues to evaluate its liquidity needs and will borrow additional funds through this facility as deemed necessary.

Off-balance sheet arrangements. In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments to fund new loans and unused portions of lines of credit and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of June 30, 2020, are not necessarily indicative of future cash requirements. The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2020 and 2019:

(In thousands)	2020	2019
Unfunded loan commitments	$100,241	$55,874
Unused lines of credit	70,333	69,190
Total commitments	$170,574	$125,064

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit scheduled to mature in one year or less from June 30, 2020 totaled $19.1 million.  Based upon Greene County Bancorp, Inc.’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with Greene County Bancorp, Inc.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential and commercial real estate mortgage loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2020, there were $70.7 million of municipal letters of credit outstanding.

The Company has risk participation agreements (“RPAs”) which are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment.  RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at June 30, 2020 or 2019.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $3.3 million at June 30, 2020, and $1.2 million credit exposures associated with risk participations-in at June 30, 2019. The current amount of credit exposure is spread out over three counterparties, and terms range between five to ten years.

Index
Capital Resources. Due to the Company’s participation in the SBA Paycheck Protection Program, the Company disbursed $99.8 million of PPP loans for the year ended June 30, 2020, resulting in additional growth in assets.   As a result of the significant growth in assets, the Company borrowed $7.0 million on its line of credit through ACBB and contributed $7.0 million of additional capital to The Bank of Greene County.  At June 30, 2020 and 2019, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 18. Regulatory Matters of this Report.  Shareholders’ equity represented 7.7% and 8.9% of total consolidated assets at June 30, 2020 and 2019, respectively.

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

UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth a summary of selected financial data at and for the years ended June 30, 2020 and 2019 and quarter ends within those years.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

The year ended June 30, 2020
Loans receivable, net	$805,539	$851,065	$883,735	$993,522
Deposits	1,263,210	1,244,658	1,429,532	1,501,075

Interest income	12,608	13,197	13,437	14,072
Interest expense	2,108	2,286	2,296	1,791
Net interest income	10,500	10,911	11,141	12,281
Provision for loan losses	551	690	1,425	1,239
Noninterest income	2,266	2,316	2,126	1,942
Noninterest expense	6,422	6,535	7,228	7,637
Income before provision for income taxes	5,793	6,002	4,614	5,347
Net income	4,863	5,113	4,051	4,700
Basic earnings per share	0.57	0.60	0.47	0.55
Diluted earnings per share	0.57	0.60	0.47	0.55

The year ended June 30, 2019
Loans receivable, net	$724,526	$750,370	$763,285	$785,738
Deposits	1,002,461	1,009,220	1,139,778	1,120,569

Interest income	10,997	11,406	11,708	12,197
Interest expense	1,340	1,411	1,682	1,875
Net interest income	9,657	9,995	10,026	10,322
Provision for loan losses	354	354	350	601
Noninterest income	2,052	2,141	2,010	2,158
Noninterest expense	5,961	6,247	6,486	6,982
Income before provision for income taxes	5,394	5,535	5,200	4,897
Net income	4,380	4,584	4,356	4,164
Basic earnings per share	0.51	0.54	0.51	0.49
Diluted earnings per share	0.51	0.54	0.51	0.49

Index
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Index
EVE Analysis.  Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents Greene County Bancorp, Inc.’s EVE.  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2020.  Assumptions made by Greene County Bancorp, Inc. relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2020.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between Greene County Bancorp, Inc.’s estimated value of assets and value of liabilities assuming no change in interest rates.

The following sets forth Greene County Bancorp, Inc.’s EVE as of June 30, 2020.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change From Par	% Change From Par	EVE Ratio[1]	Change[2]
+300 bp	$176,610	$(20,030)	(10.19)%	10.90%	(45)	bps
+200 bp	186,710	(9,930)	(5.05)	11.26	(9)
+100 bp	193,379	(3,261)	(1.66)	11.41	6
PAR	196,640	-	-	11.35	-
-100 bp	218,575	21,935	11.15	12.37	102

[1]	Calculated as the estimated EVE divided by the present value of total assets.
[2]	Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

The prolonged low rate environment continues to increase EVE sensitivity across the industry, as the low yield on assets increases price sensitivity to large rate shocks.  EVE sensitivity will increase further as rates rise and loans and investments lose value and move out the sensitivity curve. Greene County Bancorp, Inc.’s EVE modeling projects that the EVE will decrease in instantaneous rate shocks, however, the level of sensitivity resulting from these rate shocks is within the Company’s policy limits and regulatory guidance.  In anticipation of rising interest rates, Greene County Bancorp, Inc. has implemented several strategies to help mitigate the negative impact on EVE that would result from rising interest rates. These strategies include shortening the average duration of assets and lengthening the average duration of its liabilities.  COVID-19 has reduced the expectation of rising rates in the short term.  As a result, management has tied to maintain a more neutral rate position in response to the pandemic.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Index
Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher-yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2020, Greene County Bancorp, Inc.’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest-earning assets were positive 24.77% and 25.72% respectively.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of Greene County Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Greene County Bancorp, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Greene County Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Michelle Plummer
Donald E. Gibson	Michelle Plummer, CPA, CGMA
President and Chief Executive Officer	Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. (the “Company”) as of June 30, 2020 and 2019 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2020, expressed an unqualified opinion.

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

/s/ Bonadio & Co., LLP
Syracuse, New York

September 11, 2020

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 11, 2020

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on Internal Control over Financial Reporting
We have audited Greene County Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated September 11, 2020, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control over Financial Reporting (Continued)
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Bonadio & Co., LLP
Syracuse, New York
September 11, 2020

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2020 and 2019
(In thousands, except share and per share amounts)
ASSETS	2020	2019
Total cash and cash equivalents	$40,463	$29,538

Long term certificates of deposit	4,070	2,875
Securities available-for-sale, at fair value	226,709	122,728
Securities held-to-maturity, at amortized cost (fair value $405,512 at June 30, 2020; $313,613 at June 30, 2019)	383,657	304,208
Equity securities, at fair value	267	253
Federal Home Loan Bank stock, at cost	1,226	1,759

Loans	1,012,660	798,105
Allowance for loan losses	(16,391)	(13,200)
Unearned origination fees and costs, net	(2,747)	833
Net loans receivable	993,522	785,738

Premises and equipment, net	13,658	13,255
Accrued interest receivable	8,207	5,853
Foreclosed real estate	-	53
Prepaid expenses and other assets	5,024	3,202
Total assets	$1,676,803	$1,269,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$138,187	$107,469
Interest-bearing deposits	1,362,888	1,013,100
Total deposits	1,501,075	1,120,569

Borrowings from Federal Home Loan Bank, short-term	-	8,000
Borrowings from other banks, short-term	17,884	-
Borrowings from Federal Home Loan Bank, long-term	7,600	13,600
Accrued expenses and other liabilities	21,439	14,924
Total liabilities	1,547,998	1,157,093

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 Outstanding – 8,513,414 shares at June 30, 2020, and 8,537,814 at June 30, 2019	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	118,263	101,774
Accumulated other comprehensive loss	(428)	(1,006)
Treasury stock, at cost 97,926 shares at June 30, 2020, and 73,526 shares at June 30, 2019	(908)	(277)
Total shareholders’ equity	128,805	112,369
Total liabilities and shareholders’ equity	$1,676,803	$1,269,462

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2020 and 2019
(In thousands, except share and per share amounts)
	2020	2019
Interest income:
Loans	$39,159	$35,050
Investment securities - taxable	654	798
Mortgage-backed securities	5,804	4,285
Investment securities - tax exempt	7,075	5,723
Interest-bearing deposits and federal funds sold	622	452
Total interest income	53,314	46,308

Interest expense:
Interest on deposits	8,241	5,696
Interest on borrowings	240	612
Total interest expense	8,481	6,308

Net interest income	44,833	40,000
Provision for loan losses	3,905	1,659
Net interest income after provision for loan losses	40,928	38,341

Noninterest income:
Service charges on deposit accounts	3,926	4,117
Debit card fees	2,980	2,624
Investment services	559	544
E-commerce fees	113	139
Other operating income	1,072	937
Total noninterest income	8,650	8,361

Noninterest expense:
Salaries and employee benefits	17,170	15,488
Occupancy expense	1,865	1,722
Equipment and furniture expense	749	580
Service and data processing fees	2,450	2,149
Computer software, supplies and support	1,064	926
Advertising and promotion	473	461
FDIC insurance premiums	321	461
Legal and professional fees	1,111	1,146
Other	2,619	2,743
Total noninterest expense	27,822	25,676

Income before provision for income taxes	21,756	21,026
Provision for income taxes	3,029	3,542
Net income	$18,727	$17,484

Basic earnings per share	$2.20	$2.05
Basic average shares outstanding	8,529,927	8,537,814
Diluted earnings per share	$2.20	$2.05
Diluted average shares outstanding	8,529,927	8,537,814
Dividends per share	$0.44	$0.40

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2020 and 2019
(In thousands)
	2020	2019
Net income	$18,727	$17,484
Other comprehensive income:
Unrealized holding gains on available-for-sale securities,
net of income tax expense of $325 and $331, respectively	918	936

Pension actuarial (loss), net of income tax (benefit) of ($162) and ($108), respectively	(457)	(344)

Amortization of pension actuarial losses recognized in salaries and benefits, net of income taxes of $41 and $36, respectively	117	139
Total other comprehensive income net of taxes	578	731
Comprehensive income	$19,305	$18,215

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2020 and 2019
(In thousands)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2018	$861	$11,017	$86,213	$(1,623)	$(277)	$96,191
Impact of Adopting ASU 2016-01(1)			114	(114)		-
Dividends declared			(2,037)			(2,037)
Net income			17,484			17,484
Other comprehensive income, net of taxes				731		731
Balance at June 30, 2019	$861	$11,017	$101,774	$(1,006)	$(277)	$112,369
Stock repurchases					(631)	(631)
Dividends declared			(2,238)			(2,238)
Net income			18,727			18,727
Other comprehensive income, net of taxes				578		578
Balance at June 30, 2020	$861	$11,017	$118,263	$(428)	$(908)	$128,805

(1) See Note 1 Impact of Recent Accounting Pronouncements – cumulative effect of change in measurement of equity securities.
See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2020 and 2019
(In thousands)
	2020	2019
Cash flows from operating activities:
Net Income	$18,727	$17,484
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	713	638
Deferred income tax benefit	(1,026)	(967)
Net amortization of securities premiums and discounts	1,228	303
Net amortization of deferred loan costs and fees	510	495
Provision for loan losses	3,905	1,659
Net gain on equity securities	(14)	(36)
Net (gain) loss on sale of foreclosed real estate	(19)	35
Net decrease in accrued income taxes	936	109
Net increase in accrued interest receivable	(2,354)	(796)
Net increase in prepaid expenses and other assets	(1,527)	(43)
Net increase in accrued expenses and other liabilities	5,644	2,744
Net cash provided by operating activities	26,723	21,625

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	122,384	105,479
Purchases of securities	(234,196)	(108,958)
Principal payments on securities	8,794	2,793
Securities held-to-maturity:
Proceeds from maturities	34,240	25,785
Purchases of securities	(157,297)	(82,365)
Principal payments on securities	42,661	26,650
Net redemption (purchase) of Federal Home Loan Bank Stock	533	(214)
Purchase of long term certificate of deposit	(1,440)	(735)
Maturity of long term certificate of deposit	245	245
Net increase in loans receivable	(212,414)	(83,495)
Proceeds from sale of foreclosed real estate	287	65
Purchases of premises and equipment	(1,116)	(589)
Net cash used in investing activities	(397,319)	(115,339)

Cash flows from financing activities:
Net (decrease) increase in short-term FHLB advances	(8,000)	8,000
Proceeds from long-term FHLB advances	-	950 950
Repayment of long-term FHLB advances	(6,000)	(5,500)
Net increase in short-term advances from other banks	17,884	-
Purchase of treasury stock	(631)	-
Payment of cash dividends	(2,238)	(2,037)
Net increase in deposits	380,506	95,335
Net cash provided by financing activities	381,521	96,748

Net increase in cash and cash equivalents	10,925	3,034
Cash and cash equivalents at beginning of year	29,538	26,504
Cash and cash equivalents at end of year	$40,463	$29,538

Non-cash investing activities:
Foreclosed loans transferred to other real estate	$215	$34
Cash paid during period for:
Interest	$8,472	$6,286
Income taxes	$3,119	$4,400

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
In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, multiple jurisdictions in the U.S. have declared states of emergency. It is anticipated that these impacts will continue for some time. Potential impacts to the Company include disruptions or restrictions on our employees’ ability to work, lack of demand for new loans or the borrower’s ability to pay the required monthly payments. Changes to the operating environment may also be impacted. Operations include loan applications, processing or other areas requiring contact with the borrower. These changes may increase operating costs. Further impacts may include increased repurchase risk or loan defaults. The future effects of these issues are unknown.
Nature of Operations
Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries.  At June 30, 2020, The Bank of Greene County has 16 full-service offices and an operations center located in its market area consisting of the Hudson Valley of New York.  The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by The Bank of Greene County are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.  Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of Greene County Bancorp, Inc., incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.
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

Index
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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  During the years ended June 30, 2020 and 2019, The Bank of Greene County elected to utilize the IRS DBLA test and satisfied the requirements of this test at and for the years ended June 30, 2020 and 2019.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions, investments (with original maturity of three months or less), and overnight federal funds sold.  The amounts of interest-bearing deposits included as cash equivalents at June 30, 2020 and 2019 were $30.1 million and $19.3 million, respectively.
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
Allowance for Loan Losses
The allowance for loan losses is maintained by a provision for loan losses charged to expense, reduced by net charge-offs and increased by recoveries of loans previously charged off.  The level of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, payment status of the loan and economic conditions.  The Bank of Greene County considers smaller balance residential mortgages, home equity loans, commercial real estate, business loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Larger balance residential, commercial real estate mortgage and business loans are reviewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral, less estimated costs to sell.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogeneous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.
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

Index
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
Leases
Beginning July 1, 2019, lease right-of-use (“ROU”) assets and lease liabilities for operating leases are recognized at commencement date based on the present value of lease payments over the lease term, discounted using the Company’s incremental borrowing rate as of the date of adoption.  Operating lease ROU assets are recorded in prepaid expenses and other assets while operating lease liabilities are recorded in other liabilities.  The Company has not entered into any finance leases. Options to renew or terminate the lease are recognized as part of ROU assets and liabilities when it is reasonably certain the options will be exercised.  The Company has lease agreements that contain both lease and non-lease components, such as maintenance costs, which are accounted for separately.   Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments for real estate taxes, insurance, maintenance and utilities which are generally based on a pro rata share of the total property, are not included in the measurement of the ROU assets or lease liabilities and are expensed as incurred.  In addition, the Company does not recognize ROU assets or lease liabilities for short-term leases with a term of 12 months or less, which are also expensed as incurred.  Prior to July 1, 2019, operating leases were not recognized on the consolidated balance sheets.
Treasury Stock
Common stock repurchases are recorded at cost and then held as treasury stock.  From time to time, Greene County Bancorp, Inc. may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to Greene County Bancorp, Inc.’s earnings per share, book value per share and general market and economic factors.  On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2020, the Company had repurchased a total of 24,400 shares of the 200,000 shares authorized by the repurchase program.
Federal Home Loan Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the years ended June 30, 2020 and 2019.
Advertising
Greene County Bancorp, Inc. follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $473,000 and $461,000 for the years ended June 30, 2020 and 2019, respectively.
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

Index
Off-Balance Sheet Credit Related Financial Instruments
In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under lines of credit.  Such financial instruments are recorded when they are funded.  In the normal course of business, the Company utilizes risk participation agreements, which are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment.
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
Impact of Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
The following accounting standards were adopted in the first quarter ended September 30, 2019:
On July 1, 2019, the Company adopted ASU 2016-02 Leases and all subsequent amendments (collectively, “ASU 2016-02”). The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to meet that objective.  The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  Under this new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  ASU 2016-02 required a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. The Company elected to use the effective date, July 1, 2019, as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019.  In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Under ASU 2016-02, leases are classified as finance or operating, with the classification affecting the pattern and classification of expense recognition in the income statement. The Company’s leases, consisting of property leases for certain of our bank branches, are classified as operating leases. Operating lease ROU assets and liabilities were recognized in the amount of $1.7 million at commencement date, with no adjustment to retained earnings, based on the present value of lease payments over the lease term. As these leases do not provide an implicit rate, we use our incremental borrowing rate from the Federal Home Loan Bank of New York in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 15 – Operating Leases, for details of the impact of implementing ASU 2016-02 on the consolidated statements of income or the consolidated statements of cash flows.

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
Note 2.  Balances at other banks
The Bank of Greene County is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank which is included in cash and due from banks on the Company’s balance sheet.  In April 2020, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero.  The amount of this reserve requirement, included in cash and due from banks was $3.3 million at June 30, 2019.
Note 3.  Securities
Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2020, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.
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

Index
Securities at June 30, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$502	$2	$-	$504
State and political subdivisions	176,064	1,043	-	177,107
Mortgage-backed securities-residential	15,148	380	-	15,528
Mortgage-backed securities-multi-family	28,116	798	4	28,910
Corporate debt securities	4,510	163	13	4,660
Total securities available-for-sale	224,340	2,386	17	226,709
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	11	-	2,011
State and political subdivisions	210,535	14,286	3	224,818
Mortgage-backed securities-residential	38,884	1,002	15	39,871
Mortgage-backed securities-multi-family	127,582	6,680	21	134,241
Corporate debt securities	2,593	7	130	2,470
Other securities	2,063	38	-	2,101
Total securities held-to-maturity	383,657	22,024	169	405,512
Total securities	$607,997	$24,410	$186	$632,221

Securities at June 30, 2019 consisted of the following:
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$5,522	$31	$-	$5,553
State and political subdivisions	95,782	788	-	96,570
Mortgage-backed securities-residential	2,634	31	20	2,645
Mortgage-backed securities-multi-family	16,151	259	-	16,410
Corporate debt securities	1,513	37	-	1,550
Total securities available-for-sale	121,602	1,146	20	122,728
Securities held-to-maturity:
U.S. government sponsored enterprises	9,249	1	14	9,236
State and political subdivisions	152,358	6,212	23	158,547
Mortgage-backed securities-residential	4,570	97	-	4,667
Mortgage-backed securities-multi-family	134,970	3,122	17	138,075
Corporate debt securities	1,478	18	25	1,471
Other securities	1,583	34	-	1,617
Total securities held-to-maturity	304,208	9,484	79	313,613
Total securities	$425,810	$10,630	$99	$436,341

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020.
	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-multi-family	$1,051	$4	1	$-	$-	-	$1,051	$4	1
Corporate debt securities	2,487	13	3	-	-	-	2,487	13	3
Total securities available-for-sale	3,538	17	4	-	-	-	3,538	17	4
Securities held-to-maturity:
State and political subdivisions	3,336	3	12	-	-	-	3,336	3	12
Mortgage-backed securities-residential	3,604	15	2	-	-	-	3,604	15	2
Mortgage-backed securities-multi-family	3,562	21	3	-	-	-	3,562	21	3
Corporate debt securities	1,103	2	2	361	128	1	1,464	130	3
Total securities held-to-maturity	11,605	41	19	361	128	1	11,966	169	20
Total securities	$15,143	$58	23	$361	$128	1	$15,504	$186	24

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

Management evaluated these securities considering the factors as outlined in Note 1 of these consolidated financial statements, and based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.
There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2020 or 2019. During the years ended June 30, 2020 and 2019, there were no sales of securities and no gains or losses were recognized.  There were no other-than-temporary impairment losses recognized during the years ended June 30, 2020 and 2019.

Index
The estimated fair values of debt securities at June 30, 2020, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
(In thousands)
Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$173,351	$174,383
After one year through five years	4,181	4,280
After five years through ten years	1,544	1,603
After ten years	2,000	2,005
Total available-for-sale debt securities	181,076	182,271
Mortgage-backed and asset-backed securities	43,264	44,438
Total available-for-sale securities	224,340	226,709

Held-to-maturity debt securities
Within one year	37,271	37,882
After one year through five years	89,352	93,517
After five years through ten years	56,560	61,606
After ten years	34,008	38,395
Total held-to-maturity debt securities	217,191	231,400
Mortgage-backed	166,466	174,112
Total held-to-maturity securities	383,657	405,512
Total securities	$607,997	$632,221

As of June 30, 2020 and 2019, respectively, securities with an aggregate fair value of $619.3 million and $425.7 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of June 30, 2020 and 2019, securities with an aggregate fair value of $4.7 million and $1.5 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the years ended June 30, 2020 or 2019.
Note 4.  Loans
Loan segments and classes at June 30, 2020 and 2019 are summarized as follows:
	At June 30,
(In thousands)	2020	2019
Residential real estate:
Residential real estate	$279,332	$267,802
Residential construction and land	11,847	7,462
Multi-family	25,104	24,592
Commercial real estate:
Commercial real estate	381,415	329,668
Commercial construction	74,920	36,361
Consumer loan:
Home equity	22,106	23,185
Consumer installment	4,817	5,481
Commercial loans	213,119	103,554
Total gross loans	1,012,660	798,105
Allowance for loan losses	(16,391)	(13,200)
Deferred (fees) and costs	(2,747)	833
Loans receivable, net	$993,522	$785,738

At June 30, 2020 and 2019, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

Index
The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation.   An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a two-five year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  For the year ended June 30, 2020, the Company disbursed 1,267 PPP loans totaling $99.8 million.  The Company received fees from the SBA for originating these loans totaling $3.9 million.  These fees have been deferred and will be recognized in income on a level-yield basis as the loans are repaid or forgiven by the SBA.
 PPP loans by NAICS industry classifications at June 30, 2020 are detailed within the table below:
(dollars in thousands) NAICS Industry Classification	Balance	Number of Loans
Accommodation and Food Services	$14,517	169
Administrative and Support and Waste Management and Remediation Services	2,041	44
Agriculture, Forestry, Fishing and Hunting	847	24
Arts, Entertainment, and Recreation	1,438	54
Construction	11,190	166
Educational Services	1,423	20
Finance and Insurance	3,044	35
Health Care and Social Assistance	15,030	99
Information	5,856	30
Manufacturing	6,934	51
Mining, Quarrying, and Oil and Gas Extraction	1,493	1
Other Services (except Public Administration)	8,589	136
Professional, Scientific, and Technical Services	11,383	192
Public Administration	649	8
Real Estate and Rental and Leasing	2,792	68
Retail Trade	7,639	113
Transportation and Warehousing	1,756	25
Utilities	108	2
Wholesale Trade	3,034	30
	$99,763	1,267

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
The Bank of Greene County’s primary lending activity historically has been the origination of residential mortgage loans, including home equity loans, which are collateralized by residences.   Generally, residential mortgage loans are made in amounts up to 85.0% of the appraised value of the property.  In the event of default by the borrower, The Bank of Greene County will acquire and liquidate the underlying collateral.  By originating the loan at a loan-to-value ratio of 85.0% or less, The Bank of Greene County limits its risk of loss in the event of default.  However, the market values of the collateral may be adversely impacted by declines in the economy.  Home equity loans may have an additional inherent risk if The Bank of Greene County does not hold the first mortgage.  The Bank of Greene County may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.
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
Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be collateral-based, with loan amounts based on fixed loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.  Over the past few years, The Bank of Greene County has shifted more focus on the origination of commercial loans including commercial real estate.  The Bank of Greene County has also formed relationships with other community banks within our region to participate in larger commercial loan relationships.  These types of loans are generally considered to be riskier due to the size and complexity of the loan relationship.  By entering into a participation agreement with the other bank, The Bank of Greene County can obtain the loan relationship while limiting its exposure to credit loss.  Management completes its due diligence in underwriting these loans and monitors the servicing of these loans.  During the year ended June 30, 2020, the Bank of Greene County originated $99.8 million in PPP loans which are unsecured commercial loans and are 100% guaranteed by the Small Business Administration.

Index
Loan balances by internal credit quality indicator as of June 30, 2020 are shown below.
(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$274,973	$626	$996	$2,737	$279,332
Residential construction and land	11,847	-	-	-	11,847
Multi-family	23,336	-	1,645	123	25,104
Commercial real estate	364,884	-	13,189	3,342	381,415
Commercial construction	67,844	-	6,974	102	74,920
Home equity	21,466	-	-	640	22,106
Consumer installment	4,792	25	-	-	4,817
Commercial loans	210,031	50	2,675	363	213,119
Total gross loans	$979,173	$701	$25,479	$7,307	$1,012,660

Loan balances by internal credit quality indicator as of June 30, 2019 are shown below.
(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$264,138	$874	$86	$2,704	$267,802
Residential construction and land	7,462	-	-	-	7,462
Multi-family	22,544	137	1,835	76	24,592
Commercial real estate	318,703	616	7,435	2,914	329,668
Commercial construction	36,259	-	-	102	36,361
Home equity	22,392	20	-	773	23,185
Consumer installment	5,461	14	-	6	5,481
Commercial loans	102,103	261	1,082	108	103,554
Total gross loans	$779,062	$1,922	$10,438	$6,683	$798,105

The Company had no loans classified doubtful or loss at June 30, 2020 or June 30, 2019.  During the year ended June 30, 2020, the Company downgraded a construction loan to special mention as a result of project cost overruns and several delinquent payments. There were 16 other commercial real estate and commercial loan relationships that have been downgraded to special mention during the year ended June 30, 2020 due to a deterioration in borrower cash flows.  At June 30, 2020, these loans were all performing. Management continues to monitor these loan relationships closely.
There were no loans modified as a trouble debt restructuring during the year ended June 30, 2020.  The table below detail loans that have been modified as a troubled debt restructuring during the year ended June 30, 2019.
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
For the year ended June 30, 2019
Commercial loans	1	$127	$131	$131
Residential	1	294	169	169

There were two loans modified as a troubled debt restructuring during the year ended June 30, 2019.  During the year ended June 30, 2019, a commercial loan and residential loan were both modified to reduce the interest rate thereby reducing the monthly payments for the borrower.  The Company recognized a partial charge-off on this loan during the year ended June 30, 2019.  There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2019 or 2018, which have subsequently defaulted during the twelve months ended June 30, 2020 or 2019, respectively.
In order to assist borrowers through the COVID-19 pandemic, The Bank of Greene County has instituted a loan deferment program whereby short-term deferral of payments (3-6 months) were provided. Payment deferrals consisted of either principal deferrals or full payment deferrals.  Based on guidance provided by bank regulators on March 22, 2020 regarding deferrals granted due to COVID-19, these have not been reported as delinquent and we will continue to recognize interest income during the deferral period.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.  The following table details loans that have payments deferred as of June 30, 2020.

Index
	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
Residential	$31,373	172	$17,664	109	$49,037	281
Multi-family	8,264	10	4,226	7	12,490	17
Nonresidential	74,481	173	36,267	85	110,748	258
Commercial construction	339	1	-	-	339	1
Home equity	291	7	140	8	431	15
Consumer installment	116	10	133	17	250	27
Commercial loans	8,537	64	11,643	43	20,180	107
Total	$123,401	437	$70,073	269	$193,474	706

Nonaccrual Loans
Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Loans on nonaccrual status totaled $4.1 million at June 30, 2020 of which $1.3 million were in the process of foreclosure.  At June 30, 2020, there were 8 residential loans in the process of foreclosure totaling $1.0 million. Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at June 30, 2020, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  There were no loans past due which were making payments pursuant to forbearance agreements as of June 30, 2020.   Under the forbearance agreements, the customers have made arrangements with The Bank of Greene County to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, The Bank of Greene County has agreed not to continue foreclosure proceedings. Loans on nonaccrual status totaled $3.6 million at June 30, 2019 of which $1.6 million were in the process of foreclosure. At June 30, 2019, there were 12 residential loans in the process of foreclosure totaling $1.5 million. Included in nonaccrual loans were $1.8 million of loans which were less than 90 days past due at June 30, 2019, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due at June 30, 2019 were $175,000 of loans which were making payments pursuant to forbearance agreements.
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2020:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$871	$345	$1,691	$2,907	$276,425	$279,332	$2,513
Residential construction and land	-	-	-	-	11,847	11,847	-
Multi-family	-	-	151	151	24,953	25,104	151
Commercial real estate	393	189	374	956	380,459	381,415	781
Commercial construction	-	-	-	-	74,920	74,920	-
Home equity	29	-	238	267	21,839	22,106	319
Consumer installment	36	25	-	61	4,756	4,817	-
Commercial loans	48	72	245	365	212,754	213,119	313
Total gross loans	$1,377	$631	$2,699	$4,707	$1,007,953	$1,012,660	$4,077

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2019:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,144	$870	$1,385	$4,399	$263,403	$267,802	$2,474
Residential construction and land	-	-	-	-	7,462	7,462	-
Multi-family	1	137	-	138	24,454	24,592	-
Commercial real estate	280	1,108	102	1,490	328,178	329,668	598
Commercial construction	-	-	-	-	36,361	36,361	-
Home equity	16	136	309	461	22,724	23,185	452
Consumer installment	32	14	6	52	5,429	5,481	6
Commercial loans	430	342	28	800	102,754	103,554	108
Total gross loans	$2,903	$2,607	$1,830	$7,340	$790,765	$798,105	$3,638

The Bank of Greene County had no accruing loans delinquent 90 days or more at June 30, 2020 and June 30, 2019.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.
The table below details additional information related to nonaccrual loans:

(In thousands)	2020	2019
Interest income that would have been recorded if loans had been performing in accordance with original terms	$296	$257
Interest income that was recorded on nonaccrual loans	193	146

Impaired Loan Analysis
The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans are reviewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogeneous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2020			For the year ended June 30, 2020
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$868	$868	$-	$719	$70
Multi-family	123	123	-	42	-
Commercial real estate	344	344	-	499	14
Home equity	128	128	-	168	-
Commercial loans	145	145	-	137	1
Impaired loans with no allowance	1,608	1,608	-	1,565	85

With an allowance recorded:
Residential real estate	995	995	127	1,184	47
Multi-family	-	-	-	54	1
Commercial real estate	-	-	-	26	3
Commercial construction	102	102	15	102	-
Home equity	431	431	73	418	24
Commercial Loans	134	134	13	147	9
Impaired loans with allowance	1,662	1,662	228	1,931	84

Total impaired:
Residential real estate	1,863	1,863	127	1,903	117
Multi-family	123	123	-	96	1
Commercial real estate	344	344	-	525	17
Commercial construction	102	102	15	102	-
Home equity	559	559	73	586	24
Commercial loans	279	279	13	284	10
Total impaired loans	$3,270	$3,270	$228	$3,496	$169

	As of June 30, 2019			For the year ended June 30, 2019
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$727	$727	$-	$170	$20
Commercial real estate	717	717	-	915	57
Commercial Construction	-	-	-	34	-
Home equity	309	309	-	288	-
Commercial loans	141	141	-	150	-
Impaired loans with no allowance	1,894	1,894	-	1,557	77

With an allowance recorded:
Residential real estate	1,420	1,420	188	1,809	61
Commercial real estate	-	-	-	91	-
Commercial construction	102	102	2	111	-
Home equity	348	348	59	338	19
Commercial Loans	130	130	13	76	3
Impaired loans with allowance	2,000	2,000	262	2,425	83

Total impaired loans:
Residential real estate	2,147	2,147	188	1,979	81
Commercial real estate	717	717	-	1,006	57
Commercial construction	102	102	2	145	-
Home equity	657	657	59	626	19
Commercial loans	271	271	13	226	3
Total impaired loans	$3,894	$3,894	$262	$3,982	$160

Index
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The Bank of Greene County considers smaller balance residential mortgages, home equity loans, commercial loans and installment loans to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience.  Loans that are guaranteed, such as SBA loans, are excluded from the homogeneous pool of loans and no allowance is allocated to this segment of the portfolio.  Larger balance residential, commercial mortgage and business loans are viewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made. Included within consumer installment loan charge-offs and recoveries are deposit accounts that have been overdrawn in excess of 60 days. With continued growth in the number of deposit accounts, charge-off activity within this category has also grown, as can be seen from the tables below. For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.
The Bank of Greene County recognizes that strategies put in place to assist borrowers through the COVID-19 pandemic may not be sufficient to fully mitigate the impact to borrowers and that it is likely that a portion of the loan portfolio will default and result in losses to The Bank of Greene County.  As a result, The Bank of Greene County has increased its provision for loan losses during the year ended June 30, 2020 by $1.3 million to reserve for these losses.  Much uncertainty remains regarding the duration of the containment strategies and the overall impact to the economy and to local businesses.  Management is closely monitoring the changes within its economic environment, stress testing the loan portfolio under various scenarios, and adjusting the allowance for loan loss as necessary to remain adequately reserved.
The following tables set forth the activity and allocation of the allowance for loan losses by loan class during and at the periods indicated.  The allowance is allocated to each loan class based on historical loss experience, current economic conditions, and other considerations.
	Activity for the year ended June 30, 2020
(In thousands)	Balance June 30, 2019	Charge-offs	Recoveries	Provision	Balance June 30, 2020
Residential real estate	$2,026	$102	$16	$151	$2,091
Residential construction and land	87	-	-	54	141
Multi-family	180	-	-	(4)	176
Commercial real estate	7,110	-	-	1,524	8,634
Commercial construction	872	-	-	1,181	2,053
Home equity	314	-	-	(19)	295
Consumer installment	250	459	130	276	197
Commercial loans	2,361	335	36	742	2,804
Total	$13,200	$896	$182	$3,905	$16,391

Index
	Activity for the year ended June 30, 2019
(In thousands)	Balance June 30, 2018	Charge-offs	Recoveries	Provision	Balance June 30, 2019
Residential real estate	$2,116	$287	$13	$184	$2,026
Residential construction and land	114	-	-	(27)	87
Multi-family	162	-	-	18	180
Commercial real estate	5,979	74	-	1,205	7,110
Commercial construction	950	-	-	(78)	872
Home equity	317	-	-	(3)	314
Consumer installment	224	374	137	263	250
Commercial loans	2,128	51	153	131	2,361
Unallocated	34	-	-	(34)	-
Total	$12,024	$786	$303	$1,659	$13,200

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2020 Impairment Analysis		Ending Balance June 30, 2020 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$127	$1,964	$1,863	$277,469
Residential construction and land	-	141	-	11,847
Multi-family	-	176	123	24,981
Commercial real estate	-	8,634	344	381,071
Commercial construction	15	2,038	102	74,818
Home equity	73	222	559	21,547
Consumer installment	-	197	-	4,817
Commercial loans	13	2,791	279	212,840
Total	$228	$16,163	$3,270	$1,009,390

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2019 Impairment Analysis		Ending Balance June 30, 2019 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$188	$1,838	$2,147	$265,655
Residential construction and land	-	87	-	7,462
Multi-family	-	180	-	24,592
Commercial real estate	-	7,110	717	328,951
Commercial construction	2	870	102	36,259
Home equity	59	255	657	22,528
Consumer installment	-	250	-	5,481
Commercial loans	13	2,348	271	103,283
Total	$262	$12,938	$3,894	$794,211

Foreclosed real estate (FRE)
FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of June 30, 2020 and 2019:
(in thousands)	2020	2019
Residential real estate	$-	$53
Total foreclosed real estate	$-	$53

Index
Note 5.  Premises and Equipment
A summary of premises and equipment at June 30, 2020 and 2019, is as follows:
(In thousands)	2020	2019
Land	$2,883	$2,883
Building and improvements	17,375	16,376
Furniture and equipment	4,756	4,639
Less: accumulated depreciation	(11,356)	(10,643)
Total premises and equipment	$13,658	$13,255

Note 6.  Deposits
Major classifications of deposits at June 30, 2020 and 2019 are summarized as follows:

(In thousands)	2020	2019
Noninterest-bearing deposits	$138,187	$107,469
Certificates of deposit	35,625	36,542
Savings deposits	241,371	214,680
Money market deposits	133,970	114,915
NOW deposits	951,922	646,963
Total deposits	$1,501,075	$1,120,569

Advance payments by borrowers for taxes and insurance totaling $8,405,000 and $8,279,000 at June 30, 2020 and 2019, respectively, are included in savings deposits.
Related party deposits were not material at June 30, 2020 and 2019.
The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2020.
(In thousands)	3 Months or Less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000	$4,549	$3,492	$4,606	$10,523	$23,170
Certificates of deposit $100,000 or more	2,507	1,367	2,538	6,043	12,455
Total certificates of deposit	$7,056	$4,859	$7,144	$16,566	$35,625

The aggregate amount of certificates of deposit in denominations of $250,000 or more (the amount which exceeds the FDIC insurance limit) was $670,000 and $1,327,000 at June 30, 2020 and 2019, respectively.
Scheduled maturities of certificates of deposit at June 30, 2020 were as follows:
(In thousands)
The year ended June 30,
2021	$19,059
2022	5,709
2023	5,897
2024	3,368
2025	1,592
$35,625

Note 7.  Borrowings
At June 30, 2020, The Bank of Greene County had pledged approximately $321.5 million of its residential and commercial mortgage portfolios as collateral for borrowing and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $230.5 million at June 30, 2020, of which $7.6 million in borrowings and $70.7 million of stand-by letters of credit were outstanding at June 30, 2020.  There were no overnight borrowings outstanding at June 30, 2020.  There were $8.0 of short-term or overnight borrowings outstanding at June 30, 2019.  Interest rates on short term borrowings are determined at the time of borrowing.  Long-term fixed rate, fixed term advances totaled $7.6 million at June 30, 2020, with a weighted average rate of 1.73% and a weighted average maturity of 15 months.  The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At June 30, 2020, $70.7 million of stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.  There were $80.6 million of stand-by letters of credit issued and outstanding at June 30, 2019.

Index
The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2020, approximately $5.5 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank discount window at June 30, 2020 or 2019.  The Federal Reserve has instituted a program, the Paycheck Protection Plan Liquidity Facility (“PPPLF”), to provide banks additional funding for liquidity whereby the PPP loans are pledged as collateral.  The PPPLF will allow banks to offer these loans to local businesses while maintaining strong liquidity to meet cash flow needs.  At June 30, 2020, the Company had borrowed $10.9 million through the PPPLF.  Principal repayment of these borrowings will be made no later than upon receipt of payment on the underlying loans being pledged as collateral and interest will be charged at a rate of 0.35%.   Borrowings under this program are available until September 30, 2020.
The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $10.0 million and three other financial institutions for $65.0 million.  Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At June 30, 2020, there was $7.0 million outstanding with Atlantic Central Bankers Bank. At June 30, 2019, there were no balances outstanding on any of these lines of credit.
Scheduled maturities of long-term borrowings at June 30, 2020 were as follows:
(In thousands)
Within the twelve months ended June 30,
2021	$1,800
2022	5,800
$7,600

Note 8.  Accumulated Other Comprehensive Loss
The balances and changes in the components of accumulated other comprehensive loss as of June 30, 2020 and 2019, respectively, are presented in the following table:

	Unrealized gain (losses) on securities available-for- sale	Unrealized losses on securities transferred to held to maturity	Pension benefits	Total
Balance - June 30, 2018	$10	$-	$(1,633)	$(1,623)
Other comprehensive (loss) income before reclassification	936	-	(344)	592
Amounts reclassified from accumulated other comprehensive income	-	-	139	139
Other comprehensive (loss) income for the year ended June 30, 2018	936	-	(205)	731
Impact of adopting ASU 2016-01	(114)	-	-	(114)
Balance - June 30, 2019	832	-	(1,838)	(1,006)
Other comprehensive (loss) income before reclassification	918	-	(457)	461
Amounts reclassified from accumulated other comprehensive income	-	-	117	117
Other comprehensive (loss) income for the year ended June 30, 2020	918	-	(340)	578
Balance - June 30, 2020	$1,750	$-	$(2,178)	$(428)

Index
Note 9. Revenue from Contract with Customers
The majority of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following table presents revenues subject to ASC 606 for the years ended June 30, 2020 and 2019, respectively.
(In thousands)	2020	2019
Service charges on deposit accounts
Insufficient funds fees	$3,510	$3,694
Deposit related fees	154	155
ATM/point of sale fees	262	268
Total service charges	3,926	4,117
Interchange fee income
Debit card interchange fees	2,980	2,624
E-commerce fee income
E-commerce fees	113	139
Investment services income
Investment services	559	544
Sales of assets
Net gain (loss) on sale of foreclosed real estate	19	(35)

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

Index
Information regarding the Pension Plan at June 30, 2020 and 2019 is as follows:
(In thousands)
Change in projected benefit obligation:	2020	2019
Benefit obligation at beginning of period	$5,865	$5,410
Interest cost	196	215
Actuarial loss	706	579
Benefits paid	(263)	(339)
Benefit obligation at June 30	6,504	5,865

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	5,139	4,851
Actual return on plan assets	338	397
Employer contributions	-	230
Benefits paid	(263)	(339)
Fair value of plan assets at June 30	5,214	5,139
Underfunded status at June 30 included in other liabilities	$1,290	$726

The Company does not anticipate that it will make any contributions during the year ended June 30, 2021.
The components of net periodic pension costs related to the Pension Plan for the years ended June 30, 2020 and 2019 were as follows:
(In thousands)	2020	2019
Interest cost	$196	$215
Expected return on plan assets	(251)	(235)
Amortization of net loss	158	139
Net periodic pension expense	$103	$119

The accumulated benefit obligation for the pension plan was $6.5 million and $5.9 million at June 30, 2020 and 2019, respectively.
Changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended June 30, 2020 and 2019 consisted of the following:
(In thousands)	2020	2019
Actuarial loss (gain) on plan assets and benefit obligations	$461	$277
Deferred tax expense	121	72
Net change in plan assets and benefit obligations recognized in other comprehensive income	$340	$205

Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2020 and 2019 are as follows:
(In thousands)
Other liabilities:	2020	2019
Projected benefit obligation in excess of fair value of pension plan	$1,290	$726
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(2,178)	$(1,838)

Index
The principal actuarial assumptions used were as follows:
Projected benefit obligation:	2020	2019
Discount rate	2.56%	3.41%
Net periodic pension expense:
Amortization period, in years	11	12
Discount rate	3.41%	4.09%
Expected long-term rate of return on plan assets	5.00%	5.00%

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
The weighted average asset allocation and fair value of our pension plan assets at June 30, 2020 and 2019 was as follows:
(Dollars in thousands)	2020		2019
	Fair Value		Fair Value

Mutual funds	$5,214	100.0%	$5,139	100.0%
Total plan assets	$5,214	100.0%	$5,139	100.0%

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
The amortization of accumulated other comprehensive income associated with the single employer defined benefit pension plan for the year ended June 30, 2021 is expected to be $209,000.
Expected benefit payments under the pension plan over the next ten years at June 30, 2020 are as follows:
(In thousands)
2021	$242
2022	245
2023	244
2024	244
2025	246
2026-2030	1,225

Defined Contribution Plan
The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 50% of their total compensation on a pre-tax basis.    The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  Company contributions associated with the contribution plan amounted to $348,000 and $318,000 in the years ended June 30, 2020 and 2019, respectively.

Index
Employee Stock Ownership Plan (“ESOP”)
All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after three years of service.  During the years ended June 30, 2020 and 2019, the Board of Directors authorized the payment of $140,000 and $130,000, respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2020 and 2019, respectively.  ESOP expense was $135,000 and $127,000 for the years ended June 30, 2020 and 2019, respectively.  There were no unearned shares at June 30, 2020 or 2019.
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
The net periodic pension costs related to the SERP for the years ended June 30, 2020 and 2019 were $1.0 million and $916,000, respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $6.4 million and $5.0 million as of June 30, 2020 and June 30, 2019, respectively, and is included in accrued expenses and other liabilities.
Note 11.  Stock-Based Compensation
Phantom Stock Option Plan and Long-term Incentive Plan
The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. At June 30, 2020 and 2019, the Plan had 5,800,000 options authorized, respectively, of which, 4,774,582 and 4,159,882 options had been granted to date, respectively.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  The liability for the phantom stock option plan is re-measured at each reporting period based on the difference between the strike price and the current period end book value per share of the Company’s common stock, excluding accumulated other comprehensive income (loss).

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2020 and 2019 is as follows:
	2020	2019
Number of options outstanding at beginning of year	1,711,600	1,634,160
Options granted	614,700	592,700
Options forfeited	(7,000)	(12,500)
Options paid in cash upon vesting	(554,200)	(502,760)
Number of options outstanding at period end	1,765,100	1,711,600

(In thousands)	2020	2019
Cash paid out on options vested	$2,516	$1,745
Compensation expense recognized	3,280	2,901

The total liability for the long-term incentive plan was $4.9 million and $4.1 million at June 30, 2020 and 2019, respectively, and is included in accrued expenses and other liabilities.
Note 12.  Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2020 and 2019.

	2020	2019
Net Income	$18,727,000	$17,484,000
Weighted Average Shares – Basic	8,529,927	8,537,814
Effect of Dilutive Stock Options	-	-
Weighted Average Shares - Dilute	8,529,927	8,537,814

Earnings per share - Basic	$2.20	$2.05
Earnings per share - Diluted	$2.20	$2.05

Note 13.  Income Taxes
The provision for income taxes consists of the following for the years ended June 30, 2020 and 2019:
(In thousands)	2020	2019
Current expense:
Federal	$3,621	$4,028
State	434	481
Total current expense	4,055	4,509
Deferred benefit	(1,026)	(967)
Total provision for income taxes	$3,029	$3,542

The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2020 and 2019:

	2020	2019
Tax based on federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	0.54	0.80
Tax-exempt income	(6.91)	(5.74)
Captive insurance premium income	(1.37)	(1.35)
Other, net	0.66	2.14
Total income tax expense	13.92%	16.85%

Index
The components of the deferred tax assets and liabilities at June 30 were as follows:
(In thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,284	$3,450
Pension benefits	337	190
Other benefit plans	2,995	2,454
Total deferred tax assets	7,616	6,094

Deferred tax liabilities:
Depreciation	958	903
Loan costs	914	831
Real estate investment trust income	2,774	2,553
Unrealized gains on securities	673	345
Other	218	204
Total deferred tax liabilities	5,537	4,836
Net deferred tax asset included in prepaid expenses and other assets	$2,079	$1,258

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

As of June 30, 2020 and 2019, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months. At June 30, 2020, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve. As of June 30, 2020, tax years ended June 30, 2017 through June 30, 2019, remain open and are subject to Federal and New York State taxing authority examination.
Note 14.  Commitments and Contingent Liabilities
In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.
The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2020 and 2019:
(In thousands)	2020	2019
Unfunded loan commitments	$100,241	$55,874
Unused lines of credit	70,333	69,190
Total commitments	$170,574	$125,064

Index
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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at June 30, 2020 or 2019.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $3.3 million at June 30, 2020, and $1.2 million credit exposures associated with risk participations-in at June 30, 2019. The current amount of credit exposure is spread out over three counterparties, and terms range between five to ten years.
Note 15. Operating Leases
The Company leases certain branch properties under long-term, operating lease agreements.  The Company’s operating lease agreements contain lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.  The following includes quantitative data related to the Company’s operating leases as of June 30, 2020:
(In thousands, except weighted-average information).
Operating lease amounts:	June 30, 2020
Right-of-use assets	$1,575
Lease liabilities	$1,587

Other information:
Operating outgoing cash flows from operating leases	$296
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,840
Weighted-average remaining lease term (Years)	7.23
Weighted-average discount rate	2.53%

Year ended June 30, 2020
(In thousands)
Lease costs
Operating lease cost	$268
Variable lease cost	$40

Index
The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of June 30, 2020:
(in thousands)
Within the twelve months ended June 30,
2021	$282
2022	261
2023	208
2024	216
2025	218
Thereafter	558
Total undiscounted cash flow	1,743
Less net present value adjustment	(156)
Lease liability	$1,587

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition.  The Company entered into a new lease commitment for a new branch location on Wolf Road, in Colonie, NY during the year ended June 30, 2020.  This lease had not yet commenced at June 30, 2020.
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
Note 17.  Fair Value Measurements and Fair Value of Financial Instruments
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2020 and 2019 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
(In thousands)	June 30, 2020	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$504	$-	$504	$-
State and political subdivisions	177,107	-	177,107	-
Mortgage-backed securities-residential	15,528	-	15,528	-
Mortgage-backed securities-multi-family	28,910	-	28,910	-
Corporate debt securities	4,660	4,660	-	-
Securities available-for-sale	226,709	4,660	222,049	-
Equity securities	267	267	-	-
Total securities measured at fair value	$226,976	$4,927	$222,049	$-

		Fair Value Measurements Using
(In thousands)	June 30, 2019	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored enterprises	$5,553	$-	$5,553	$-
State and political subdivisions	96,570	-	96,570	-
Mortgage-backed securities-residential	2,645	-	2,645	-
Mortgage-backed securities-multi-family	16,410	-	16,410	-
Corporate debt securities	1,550	1,550	-	-
Securities available-for-sale	122,728	1,550	121,178	-
Equity securities	253	253	-	-
Total securities measured at fair value	$122,981	$1,803	$121,178	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Impaired loans	$1,809	$228	$1,581	$-	$-	$1,581

June 30, 2019
Impaired loans	$2,335	$262	$2,073	$-	$-	$2,073
Foreclosed real estate	53	-	53	-	-	53

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:
					Weighted
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Average
June 30, 2020
Impaired Loans	$1,143	Appraisal of collateral(1)	Appraisal adjustments(2)	8.57%-33.73%	27.55%
			Liquidation expenses(3)	3.98%-6.88%	4.64%
	438	Discounted cash flow	Discount rate	4.19%-6.63%	5.64%
June 30, 2019
Impaired loans	$1,403	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-33.73%	24.48%
			Liquidation expenses(3)	3.98%-6.00%	4.53%
	670	Discounted cash flow	Discount rate	4.19%-8.66%	6.07%
Foreclosed real estate	53	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	10.41%	10.41%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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
The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2020 and 2019, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:
(In thousands)	June 30, 2020		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$40,463	$40,463	$40,463	$-	$-
Long term certificate of deposit	4,070	4,070	4,070	-	-
Securities available-for-sale	226,709	226,709	4,660	222,049	-
Securities held-to-maturity	383,657	405,512	-	405,512	-
Equity Securities	267	267	267	-	-
Federal Home Loan Bank stock	1,226	1,226	-	1,226	-
Net loans receivable	993,522	1,004,031	-	-	1,004,031
Accrued interest receivable	8,207	8,207	-	8,207	-
Deposits	1,501,075	1,501,628	-	1,501628	-
Borrowings	25,484	25,602	-	25,602	-
Accrued interest payable	119	119	-	119	-

(In thousands)	June 30, 2019		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$29,538	$29,538	$29,538	$-	$-
Long term certificate of deposit	2,875	2,875	2,875	-	-
Securities available-for-sale	122,728	122,728	1,550	121,178	-
Securities held-to-maturity	304,208	313,613	-	313,613	-
Equity securities	253	253	253	-	-
Federal Home Loan Bank stock	1,759	1,759	-	1,759	-
Net loans receivable	785,738	781,614	-	-	781,614
Accrued interest receivable	5,853	5,853	-	5,853	-
Deposits	1,120,569	1,120,632	-	1,120,632	-
Borrowings	21,600	21,534	-	21,534	-
Accrued interest payable	110	110	-	110	-

Note 18.  Regulatory Matters
The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Commercial Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  As of June 30, 2020, the most recent notification from regulators categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.
Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below). In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for The Bank of Greene County and Greene County Commercial Bank on January 1, 2015.  The capital conservation buffer requirement was phased in, increasing incrementally by 0.625% each year, beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective.  Management believes that, as of June 30, 2020, The Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

Index
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of June 30, 2020:

Total risk-based capital	$142,524	16.0%	$71,393	8.0%	$89,241	10.0%	7.97%	2.50%
Tier 1 risk-based capital	131,305	14.7	53,545	6.0	71,393	8.0	8.71	2.50
Common equity tier 1 capital	131,305	14.7	40,158	4.5	58,007	6.5	10.21	2.50
Tier 1 leverage ratio(1)	131,305	8.1	65,238	4.0	81,547	5.0	4.05	2.50

As of June 30, 2019:

Total risk-based capital	$118,113	15.8%	$59,842	8.0%	$74,802	10.0%	7.79%	2.50%
Tier 1 risk-based capital	108,716	14.5	44,881	6.0	59,842	8.0	8.53	2.50
Common equity tier 1 capital	108,716	14.5	33,661	4.5	48,621	6.5	10.03	2.50
Tier 1 leverage ratio	108,716	8.7	50,049	4.0	62,561	5.0	4.68	2.50

Greene County Commercial Bank
As of June 30, 2020:

Total risk-based capital	$60,832	45.3%	$10,754	8.0%	$13,442	10.0%	37.26%	2.50%
Tier 1 risk-based capital	60,832	45.3	8,065	6.0	10,754	8.0	39.26	2.50
Common equity tier 1 capital	60,832	45.3	6,049	4.5	8,737	6.5	40.76	2.50
Tier 1 leverage ratio	60,832	9.0	26,976	4.0	33,720	5.0	5.02	2.50

As of June 30, 2019:

Total risk-based capital	$47,366	47.4%	$7,996	8.0%	$9,996	10.0%	39.39%	2.50%
Tier 1 risk-based capital	47,366	47.4	5,997	6.0	7,996	8.0	41.39	2.50
Common equity tier 1 capital	47,366	47.4	4,498	4.5	6,497	6.5	42.89	2.50
Tier 1 leverage ratio	47,366	9.6	19,678	4.0	24,597	5.0	5.63	2.50

(1) Average assets have been adjusted for PPPLF borrowings in calculation of Tier 1 Leverage Ratio.

Index
Note 19.  Condensed Financial Statements of Greene County Bancorp, Inc.
The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. for the periods indicated.
Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
At June 30, 2020 and 2019
(In thousands)
ASSETS	2020	2019
Cash and cash equivalents	$2,205	$2,176
Investment in subsidiaries	133,577	110,182
Prepaid expenses and other assets	112	99
Total assets	$135,894	$112,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings from other banks, short-term	$7,000	-
Accrued expenses and other liabilities	89	88
Total liabilities	7,089	88
Total shareholders’ equity	128,805	112,369
Total liabilities and shareholders’ equity	$135,894	$112,457

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2020 and 2019
(In thousands)
	2020	2019
INCOME:
Equity in undistributed net income of subsidiaries	$15,817	$14,770
Dividend distributed by subsidiary	3,254	3,084
Interest-earning deposits	10	3
Total Income	19,081	17,857

OPERATING EXPENSES:
Legal fees	49	48
Other	305	325
Total operating expenses	354	373
Net income	$18,727	$17,484

Index
Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2020 and 2019
(In thousands)
Cash flow from operating activities:	2020	2019
Net Income	$18,727	$17,484

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(15,817)	(14,770)
Net (increase) decrease in prepaid expenses and other assets	(13)	17
Net increase in total liabilities	1	6
Net cash provided by operating activities	2,898	2,737

Cash flows from Investing Activities:

Investment in subsidiary	(7,000)	-
Net cash used by investing activities	(7,000)	-

Cash flows from financing activities:
Net increase in short-term advances – other banks	7,000	-
Payment of cash dividends	(2,238)	(2,037)
Stock repurchase	(631)	-
Net cash provided by (used in) financing activities	4,131	(2,037)

Net increase in cash and cash equivalents	29	700
Cash and cash equivalents at beginning of year	2,176	1,476
Cash and cash equivalents at end of year	$2,205	$2,176

Note 20.  Subsequent events
On July 21, 2020, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.12 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.48 per share which represents a 9.1% increase from the previous annual cash dividend rate of $0.44 per share. The dividend was payable to stockholders of record as of August 14, 2020, and was paid on August 31, 2020.  Greene County Bancorp, MHC waived its right to receive this dividend.
At June 30, 2020 the Company had $10.9 million in borrowings outstanding with the Federal Reserve Bank under the Paycheck Protection Program Liquidity Facility.  This loan was repaid in full in July 2020.  The Company continues to monitor its liquidity needs and this facility remains available to the Company based on PPP loans outstanding to be pledged as collateral through December 31, 2020 should additional advances be necessary.
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2020 Proxy Statement is incorporated herein by reference.
ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
Management’s report on internal control over financial reporting appears in Part II, Item 8 of this Report.
ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) is incorporated herein by reference.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2020 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2020 Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of Greene County Bancorp, Inc.’s 2020 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2020 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Reports of Bonadio & Co., LLP are included in this Annual Report on Form 10-K:
Reports of Bonadio & Co., LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of June 30, 2020 and 2019
Consolidated Statements of Income for the years ended June 30, 2020, and 2019
Consolidated Statements of Comprehensive Income for the years ended June 30, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2020 and 2019
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data
(a)(2)	List of Financial Schedules

Not applicable

Index
(a)(3)	Exhibits

3.1	Charter of Greene County Bancorp, Inc. (incorporated by reference to Current Report on Form 8-K filed on May 29, 2001)

3.2	Bylaws of Greene County Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2015)

4.0	Form of Stock Certificate of Greene County Bancorp, Inc.

4.2	Description of Greene County Bancorp, Inc. Securities

10.1	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

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

101
The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

ITEM 16.	Form 10-K Summary

None.

Index
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENE COUNTY BANCORP, INC.

Date: September 11, 2020	By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
By: /s/ Michelle M. Plummer
Michelle M. Plummer, CPA, CGMA
Executive Vice President,
Chief Operating Officer and Chief Financial Officer
Date:  September 11, 2020
By: /s/ Jay P. Cahalan
Jay P. Cahalan
Director
Date: September 11, 2020
By: /s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date:  September 11, 2020
By: /s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date:  September 11, 2020
By: /s/ Charles H. Schaefer
Charles H. Schaefer
Director
Date:  September 11, 2020
By: /s/ Paul Slutzky
Paul Slutzky
Director
Date:  September 11, 2020
By: /s/ Martin C. Smith
Martin C. Smith
Chairman of the Board
Date:  September 11, 2020