Form 10-Q
period 2020-09-30
GREENE COUNTY BANCORP INC
filed 2020-11-10
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

Large accelerated filer ☐	Accelerated filer ☐	Emerging Growth Company ☐
Non-accelerated filer ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

As of November 10, 2020, the registrant had 8,513,414 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

INDEX

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At September 30, 2020 and June 30, 2020
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2020	June 30, 2020
Cash and due from banks	$76,157	$40,463
Federal funds sold	10	-
Total cash and cash equivalents	76,167	40,463

Long term certificates of deposit	4,094	4,070
Securities available-for-sale, at fair value	269,670	226,709
Securities held-to-maturity, at amortized cost (fair value $413,566 at September 30, 2020; $405,512 at June 30, 2020)	390,107	383,657
Equity securities, at fair value	273	267
Federal Home Loan Bank stock, at cost	1,158	1,226

Loans	1,049,113	1,012,660
Allowance for loan losses	(17,596)	(16,391)
Unearned origination fees and costs, net	(2,735)	(2,747)
Net loans receivable	1,028,782	993,522

Premises and equipment, net	14,097	13,658
Accrued interest receivable	8,395	8,207
Prepaid expenses and other assets	6,397	5,024
Total assets	$1,799,140	$1,676,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$155,669	$138,187
Interest-bearing deposits	1,463,324	1,362,888
Total deposits	1,618,993	1,501,075

Borrowings from other banks, short-term	-	17,884
Borrowings from Federal Home Loan Bank, long-term	6,100	7,600
Subordinated notes payable, net	19,633	-
Accrued expenses and other liabilities	21,392	21,439
Total liabilities	1,666,118	1,547,998

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340; Outstanding – 8,513,414 shares at September 30,2020, and June 30, 2020	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	122,670	118,263
Accumulated other comprehensive loss	(618)	(428)
Treasury stock, at cost 97,926 shares at September 30, 2020,and June 30, 2020	(908)	(908)
Total shareholders’ equity	133,022	128,805
Total liabilities and shareholders’ equity	$1,799,140	$1,676,803

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands, except share and per share amounts)

	2020	2019
Interest income:
Loans	$10,192	$9,405
Investment securities - taxable	144	159
Mortgage-backed securities	1,020	1,244
Investment securities - tax exempt	1,975	1,602
Interest-bearing deposits and federal funds sold	7	198
Total interest income	13,338	12,608

Interest expense:
Interest on deposits	1,389	2,050
Interest on borrowings	133	58
Total interest expense	1,522	2,108

Net interest income	11,816	10,500
Provision for loan losses	1,243	551
Net interest income after provision for loan losses	10,573	9,949

Noninterest income:
Service charges on deposit accounts	806	1,125
Debit card fees	893	743
Investment services	161	145
E-commerce fees	29	35
Other operating income	189	218
Total noninterest income	2,078	2,266

Noninterest expense:
Salaries and employee benefits	4,407	3,942
Occupancy expense	515	466
Equipment and furniture expense	151	281
Service and data processing fees	613	574
Computer software, supplies and support	306	242
Advertising and promotion	111	116
FDIC insurance premiums	174	(39)
Legal and professional fees	276	279
Other	580	561
Total noninterest expense	7,133	6,422

Income before provision for income taxes	5,518	5,793
Provision for income taxes	643	930
Net income	$4,875	$4,863

Basic and diluted earnings per share	$0.57	$0.57
Basic and diluted average shares outstanding	8,513,414	8,537,814
Dividends per share	$0.12	$0.11

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019
Net Income	$4,875	$4,863
Other comprehensive loss:
Unrealized holding loss on available-for-sale securities, net of income tax benefit of ($67) and ($96), respectively	(190)	(271)

Total other comprehensive loss, net of taxes	(190)	(271)

Comprehensive income	$4,685	$4,592

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2019	$861	$11,017	$101,774	$(1,006)	$(277)	$112,369
Dividends declared			(432)			(432)
Net income			4,863			4,863
Other comprehensive loss, net of taxes				(271)		(271)
Balance at September 30, 2019	$861	$11,017	$106,205	$(1,277)	$(277)	$116,529

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2020	$861	$11,017	$118,263	$(428)	$(908)	$128,805
Dividends declared			(468)			(468)
Net income			4,875			4,875
Other comprehensive loss, net of taxes				(190)		(190)
Balance at September 30, 2020	$861	$11,017	$122,670	$(618)	$(908)	$133,022

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019
Cash flows from operating activities:
Net Income	$4,875	$4,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	172	175
Deferred income tax benefit	(722)	(380)
Net amortization of premiums and discounts	664	120
Net amortization of deferred loan costs and fees	89	143
Provision for loan losses	1,243	551
Net (gain) loss on equity securities	(6)	2
Gain on sale of foreclosed real estate	-	(76)
Net increase in accrued income taxes	36	558
Net increase in accrued interest receivable	(188)	(117)
Net increase in prepaid expenses and other assets	(583)	(1,450)
Net (decrease) increase in other liabilities	(84)	1,428
Net cash provided by operating activities	5,496	5,817

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	58,292	30,178
Purchases of securities	(103,878)	(68,828)
Principal payments on securities	2,131	1,739
Securities held-to-maturity:
Proceeds from maturities	8,046	14,129
Purchases of securities	(28,822)	(21,466)
Principal payments on securities	13,899	6,852
Net redemption of Federal Home Loan Bank Stock	68	360
Maturity of long term certificates of deposit	245	-
Purchase of long term certificates of deposit	(269)	(751)
Net increase in loans receivable	(36,592)	(20,710)
Proceeds from sale of foreclosed real estate	-	41
Purchases of premises and equipment	(611)	(256)
Net cash used by investing activities	(87,491)	(58,712)

Cash flows from financing activities
Net decrease in short-term advances FHLB	-	(8,000)
Net decrease in short-term advances other banks	(17,884)	-
Net proceeds from subordinated notes payable	19,633	-
Repayment of long-term FHLB advances	(1,500)	-
Payment of cash dividends	(468)	(432)
Net increase in deposits	117,918	142,641
Net cash provided by financing activities	117,699	134,209

Net increase in cash and cash equivalents	35,704	81,314
Cash and cash equivalents at beginning of period	40,463	29,538
Cash and cash equivalents at end of period	$76,167	$110,852

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$-	$215
Cash paid during period for:
Interest	$1,511	$2,094
Income taxes	$1,329	$752

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three Months Ended September 30, 2020 and 2019

(1)	Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2020 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd.  The consolidated financial statements at and for the three months ended September 30, 2020 and 2019 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2020, such information and notes have not been duplicated herein.  In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included.   The Company had no reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2021.   These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three months ended September 30, 2020.

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

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries, The Bank of Greene County and Greene Risk Management, Inc.  The Bank of Greene County has 17 full-service offices and an operations center and lending center located in its market area within the Hudson Valley and Capital District Regions of New York State.  The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene Risk Management, Inc. is a pooled captive insurance company, which provides additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.    The Bank of Greene County also owns and operates two subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. Greene County Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust, which holds mortgages and notes which were originated through and serviced by The Bank of Greene County.

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

Index
(4)	Securities

Securities at September 30, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
State and political subdivisions	$188,558	$806	$-	$189,364
Mortgage-backed securities-residential	23,331	323	19	23,635
Mortgage-backed securities-multi-family	51,659	1,041	147	52,553
Corporate debt securities	4,010	165	57	4,118
Total securities available-for-sale	267,558	2,335	223	269,670
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	4	-	2,004
State and political subdivisions	226,465	15,040	28	241,477
Mortgage-backed securities-residential	32,166	950	-	33,116
Mortgage-backed securities-multi-family	121,389	7,467	6	128,850
Corporate debt securities	5,094	23	65	5,052
Other securities	2,993	74	-	3,067
Total securities held-to-maturity	390,107	23,558	99	413,566
Total securities	$657,665	$25,893	$322	$683,236

Securities at June 30, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$502	$2	$-	$504
State and political subdivisions	176,064	1,043	-	177,107
Mortgage-backed securities-residential	15,148	380	-	15,528
Mortgage-backed securities-multi-family	28,116	798	4	28,910
Corporate debt securities	4,510	163	13	4,660
Total securities available-for-sale	224,340	2,386	17	226,709
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	11	-	2,011
State and political subdivisions	210,535	14,286	3	224,818
Mortgage-backed securities-residential	38,884	1,002	15	39,871
Mortgage-backed securities-multi-family	127,582	6,680	21	134,241
Corporate debt securities	2,593	7	130	2,470
Other securities	2,063	38	-	2,101
Total securities held-to-maturity	383,657	22,024	169	405,512
Total securities	$607,997	$24,410	$186	$632,221

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  At September 30, 2020, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
Mortgage-backed securities-residential	$7,228	$19	2	$-	$-	-	$7,228	$19	2
Mortgage-backed securities-multi-family	10,464	147	3	-	-	-	10,464	147	3
Corporate debt securities	943	57	1	-	-	-	943	57	1
Total securities available-for-sale	18,635	223	6	-	-	-	18,635	223	6
Securities held-to-maturity:
State and political subdivisions	4,845	28	23	-	-	-	4,845	28	23
Mortgage-backed securities-multi-family	3,450	6	5	-	-	-	3,450	6	5
Corporate debt securities	-	-	-	428	65	1	428	65	1
Total securities held-to-maturity	8,295	34	28	428	65	1	8,723	99	29
Total securities	$26,930	$257	34	$428	$65	1	$27,358	$322	35

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads partially due to COVID-19 concerns and market illiquidity at the reporting date.

Index
There were no transfers of securities available-for-sale to held-to-maturity during the three months ended September 30, 2020 or 2019. During the three months ended September 30, 2020 and 2019, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three months ended September 30, 2020 and 2019.

The estimated fair values of debt securities at September 30, 2020, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$185,344	$186,139
After one year through five years	4,180	4,275
After five years through ten years	1,544	1,609
After ten years	1,500	1,459
Total available-for-sale debt securities	192,568	193,482
Mortgage-backed securities	74,990	76,188
Total available-for-sale securities	267,558	269,670

Held-to-maturity debt securities
Within one year	39,303	39,964
After one year through five years	93,973	98,398
After five years through ten years	61,550	66,780
After ten years	41,726	46,458
Total held-to-maturity debt securities	236,552	251,600
Mortgage-backed securities	153,555	161,966
Total held-to-maturity securities	390,107	413,566
Total debt securities	$657,665	$683,236

At September 30, 2020 and June 30, 2020, respectively, securities with an aggregate fair value of $667.2 million and $619.3 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  At September 30, 2020 and June 30, 2020, securities with an aggregate fair value of $4.1 million and $4.7 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended September 30, 2020 or 2019.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three months ended September 30, 2020 or 2019.

Index
(5)	Loans and Allowance for Loan Losses

Loan segments and classes at September 30, 2020 and June 30, 2020 are summarized as follows:

(In thousands)	September 30, 2020	June 30, 2020
Residential real estate:
Residential real estate	$289,502	$279,332
Residential construction and land	9,777	11,847
Multi-family	26,241	25,104
Commercial real estate:
Commercial real estate	415,654	381,415
Commercial construction	71,206	74,920
Consumer loan:
Home equity	20,701	22,106
Consumer installment	5,180	4,817
Commercial loans	210,852	213,119
Total gross loans	1,049,113	1,012,660
Allowance for loan losses	(17,596)	(16,391)
Unearned origination fees and costs, net	(2,735)	(2,747)
Loans receivable, net	$1,028,782	$993,522

In early 2020, COVID-19 had spread world-wide and the Federal and state governments have been diligently working to contain the spread.  The containment strategies implemented by local governments has had an enormous impact on the economy and may continue to have a negative impact on borrowers’ ability to make timely loan payments as many businesses are forced to temporarily shut down or operate with limited capacity.  Management is monitoring and addressing the impact on the loan portfolio and working with borrowers.

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

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be collateral-based, with loan amounts based on fixed loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.  Over the past few years, The Bank of Greene County has shifted more focus on the origination of commercial loans including commercial real estate.  The Bank of Greene County has also formed relationships with other community banks within our region to participate in larger commercial loan relationships.  These types of loans are generally considered to be riskier due to the size and complexity of the loan relationship.  By entering into a participation agreement with the other bank, The Bank of Greene County can obtain the loan relationship while limiting its exposure to credit loss.  Management completes its due diligence in underwriting these loans and monitors the servicing of these loans.  During the quarter ended September 30, 2020, the Company had outstanding $100.5 million in PPP loans which are unsecured commercial loans and are 100% guaranteed by the Small Business Administration.

Loan balances by internal credit quality indicator at September 30, 2020 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$285,478	$615	$82	$3,327	$289,502
Residential construction and land	9,777	-	-	-	9,777
Multi-family	24,480	-	1,641	120	26,241
Commercial real estate	398,526	-	13,075	4,053	415,654
Commercial construction	64,130	-	6,974	102	71,206
Home equity	20,127	-	-	574	20,701
Consumer installment	5,180	-	-	-	5,180
Commercial loans	201,883	24	3,722	5,223	210,852
Total gross loans	$1,009,581	$639	$25,494	$13,399	$1,049,113

Index
Loan balances by internal credit quality indicator at June 30, 2020 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$274,973	$626	$996	$2,737	$279,332
Residential construction and land	11,847	-	-	-	11,847
Multi-family	23,336	-	1,645	123	25,104
Commercial real estate	364,884	-	13,189	3,342	381,415
Commercial construction	67,844	-	6,974	102	74,920
Home equity	21,466	-	-	640	22,106
Consumer installment	4,792	25	-	-	4,817
Commercial loans	210,031	50	2,675	363	213,119
Total gross loans	$979,173	$701	$25,479	$7,307	$1,012,660

The Company had no loans classified doubtful or loss at September 30, 2020 and June 30, 2020.  Loans classified as substandard or special mention totaled $38.9 million at September 30, 2020, compared to $32.8 million at June 30, 2020, an increase of $6.1 million.  The increase in classified loans was primarily in loans classified as substandard and was due primarily to a deterioration of borrowers’ cash flow in their most recent financial statements.  These newly classified loans were all performing as of September 30, 2020.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual.   Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2020 and June 30, 2020.  Loans on nonaccrual status totaled $4.3 million at September 30, 2020 of which $1.5 million were in the process of foreclosure. At September 30, 2020, there were 9 residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.1 million of loans which were less than 90 days past due at September 30, 2020, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $4.1 million at June 30, 2020 of which $1.3 million were in the process of foreclosure.  At June 30, 2020, there were eight residential loans in the process of foreclosure totaling $1.0 million.  Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at June 30, 2020, but have a recent history of delinquency greater than 90 days past due.

The following table sets forth information regarding delinquent and/or nonaccrual loans at September 30, 2020:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$1,677 1,677	$367	$1,736	$3,780	$285,722	$289,502	$2,274
Residential construction and land	-	-	-	-	9,777	9,777	-
Multi-family	-	-	148	148	26,093	26,241	148
Commercial real estate	47	300	478	825	414,829	415,654	870
Commercial construction	-	-	-	-	71,206	71,206	-
Home equity	56	-	237	293	20,408	20,701	253
Consumer installment	61	-	-	61	5,119	5,180	-
Commercial loans	585	46	673	1,304	209,548	210,852	802
Total gross loans	$2,426	$713	$3,272	$6,411	$1,042,702	$1,049,113	$4,347

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2020:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$871	$345	$1,691	$2,907	$276,425	$279,332	$2,513
Residential construction and land	-	-	-	-	11,847	11,847	-
Multi-family	-	-	151	151	24,953	25,104	151
Commercial real estate	393	189	374	956	380,459	381,415	781
Commercial construction	-	-	-	-	74,920	74,920	-
Home equity	29	-	238	267	21,839	22,106	319
Consumer installment	36	25	-	61	4,756	4,817	-
Commercial loans	48	72	245	365	212,754	213,119	313
Total gross loans	$1,377	$631	$2,699	$4,707	$1,007,953	$1,012,660	$4,077

The Bank of Greene County had no accruing loans delinquent more than 90 days at September 30, 2020 or June 30, 2020, respectively.  The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay.  The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2020	2019
Interest income that would have been recorded if loans had been performing in accordance with original terms	$135	$101
Interest income that was recorded on nonaccrual loans	38	50

In order to assist borrowers through the COVID-19 pandemic, The Bank of Greene County has instituted a loan deferment program whereby short-term deferral of payments (3-6 months) were provided. Payment deferrals consisted of either principal deferrals or full payment deferrals.  Based on guidance provided by bank regulators on March 22, 2020 regarding deferrals granted due to COVID-19, these have not been reported as delinquent and we will continue to recognize interest income during the deferral period.  At September 30, 2020, there were no loans in nonaccrual that previously participated in this loan deferment program due to COVID-19.

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	At September 30, 2020			For the three months ended September 30, 2020
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$399	$399	$-	$402	$5
Multi-family	120	120	-	121	-
Commercial real estate	332	332	-	335	1
Home equity	128	128	-	128	-
Commercial loans	275	275	-	277	-
Total impaired loans with no allowance	1,254	1,254	-	1,263	6

With an allowance recorded:
Residential real estate	1,382	1,382	126	1,385	5
Commercial construction	102	102	15	102	-
Home equity	430	430	73	430	4
Total impaired loans with allowance	1,914	1,914	214	1,917	9

Total impaired:
Residential real estate	1,781	1,781	126	1,787	10
Multi-family	120	120	-	121	-
Commercial real estate	332	332	-	335	1
Commercial construction	102	102	15	102	-
Home equity	558	558	73	558	4
Commercial loans	275	275	-	277	-
Total impaired loans	$3,168	$3,168	$214	$3,180	$15

Index
	As of June 30, 2020			For the three months ended September 30, 2019
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$868	$868	$-	$692	$30
Multi-family	123	123	-	-	-
Commercial real estate	344	344	-	704	7
Home equity	128	128	-	266	-
Commercial loans	145	145	-	137	-
Impaired loans with no allowance	1,608	1,608	-	1,799	37

With an allowance recorded:
Residential real estate	995	995	127	1,087	24
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial construction	102	102	15	102	-
Home equity	431	431	73	330	5
Commercial Loans	134	134	13	130	1
Impaired loans with allowance	1,662	1,662	228	1,649	30

Total impaired:
Residential real estate	1,863	1,863	127	1,779	54
Multi-family	123	123	-	-	-
Commercial real estate	344	344	-	704	7
Commercial construction	102	102	15	102	-
Home equity	559	559	73	596	5
Commercial loans	279	279	13	267	1
Total impaired loans	$3,270	$3,270	$228	$3,448	$67

There were no loans that have been modified as a troubled debt restructuring during the three months ended September 30, 2020 or 2019.   There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2020 or 2019 which have subsequently defaulted during the three months ended September 30, 2020 or 2019, respectively.

The Bank of Greene County continues working with borrowers through the current pandemic. During fiscal 2020, the Company instituted a loan deferment program whereby short-term deferral of payments (3-6 months) were provided.  At September 30, 2020, the Company still had $67.4 million or 201 loans on payment deferral as a result of the pandemic, which is down from $193.5 million or 706 loans at June 30, 2020. Based on guidance provided by bank regulators on March 22, 2020 regarding deferrals granted due to COVID-19, we have not reported these loans as delinquent and will continue to recognize interest income during the deferral period.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

Under Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.  Based on this guidance, the Company does not believe that TDRs will significantly change as a result of the modifications granted.

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

The Bank of Greene County recognizes that strategies put in place to assist borrowers through the COVID-19 pandemic may not be sufficient to fully mitigate the impact to borrowers and that it is likely that a portion of the loan portfolio will default and result in losses to The Bank of Greene County.  As a result, The Bank of Greene County has increased its provision for loan losses for the three months ended September 30, 2020 to $1.2 million from $551,000 for the three months ended September 30, 2019.  Much uncertainty remains regarding the duration of the containment strategies and the overall impact to the economy and to local businesses.  Management is closely monitoring the changes within its economic environment, stress testing the loan portfolio under various scenarios, and adjusting the allowance for loan loss as necessary to remain adequately reserved.

The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	Activity for the three months ended September 30, 2020
(In thousands)	Balance June 30, 2020	Charge-offs	Recoveries	Provision	Balance September 30, 2020
Residential real estate	$2,091	$-	$3	$(631)	$1,463
Residential construction and land	141	-	-	(23)	118
Multi-family	176	-	-	4	180
Commercial real estate	8,634	-	-	750	9,384
Commercial construction	2,053	-	-	(92)	1,961
Home equity	295	-	-	(23)	272
Consumer installment	197	61	20	194	350
Commercial loans	2,804	-	-	1,064	3,868
Total	$16,391	$61	$23	$1,243	$17,596

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance At September 30, 2020 Impairment Analysis		Ending Balance At September 30, 2020 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$126	$1,337	$1,781	$287,721
Residential construction and land	-	118	-	9,777
Multi-family	-	180	120	26,121
Commercial real estate	-	9,384	332	415,322
Commercial construction	15	1,946	102	71,104
Home equity	73	199	558	20,143
Consumer installment	-	350	-	5,180
Commercial loans	-	3,868	275	210,577
Total	$214	$17,382	$3,168	$1,045,945

	Activity for the three months ended September 30, 2019
(In thousands)	Balance at June 30, 2019	Charge-offs	Recoveries	Provision	Balance at September 30, 2019
Residential real estate	$2,026	$53	$-	$(461)	$1,512
Residential construction and land	87	-	-	12	99
Multi-family	180	-	-	25	205
Commercial real estate	7,110	-	-	49	7,159
Commercial construction	872	-	-	419	1,291
Home equity	314	-	-	(7)	307
Consumer installment	250	109	24	154	319
Commercial loans	2,361	199	30	360	2,552
Total	$13,200	$361	$54	$551	$13,444

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2020 Impairment Analysis		Ending Balance June 30, 2020 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$127	$1,964	$1,863	$277,469
Residential construction and land	-	141	-	11,847
Multi-family	-	176	123	24,981
Commercial real estate	-	8,634	344	381,071
Commercial construction	15	2,038	102	74,818
Home equity	73	222	559	21,547
Consumer installment	-	197	-	4,817
Commercial loans	13	2,791	279	212,840
Total	$228	$16,163	$3,270	$1,009,390

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. At September 30, 2020 and June 30, 2020, the Company had no FRE.

(6)	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at September 30, 2020 and June 30, 2020 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
	September 30, 2020	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		(Level 1)	(Level 2)	(Level 3)
Assets:
State and political subdivisions	189,364	-	189,364	-
Mortgage-backed securities-residential	23,635	-	23,635	-
Mortgage-backed securities-multi-family	52,553	-	52,553	-
Corporate debt securities	4,118	4,118	-	-
Securities available-for-sale	269,670	$4,118	$265,552	-
Equity securities	273	273	-	-
Total securities measured at fair value	$269,943	$4,391	$265,552	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$504	$-	$504	$-
State and political subdivisions	177,107	-	177,107	-
Mortgage-backed securities-residential	15,528	-	15,528	-
Mortgage-backed securities-multi-family	28,910	-	28,910	-
Corporate debt securities	4,660	4,660	-	-
Securities available-for-sale	226,709	4,660	222,049	-
Equity securities	267	267	-	-
Total securities measured at fair value	$226,976	$4,927	$222,049	$-

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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Impaired loans	$2,055	$214	$1,841	$-	$-	$1,841

June 30, 2020
Impaired loans	$1,809	$228	$1,581	$-	$-	$1,581

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
September 30, 2020
Impaired Loans	$1,407	Appraisal of collateral(1)	Appraisal adjustments(2)	8.57%-33.73%	26.83%
			Liquidation expenses(3)	3.98%-5.49%	4.38%
	434	Discounted cash flow	Discount rate	4.19%-6.63%	5.64%
June 30, 2020
Impaired loans	$1,143	Appraisal of collateral(1)	Appraisal adjustments(2)	8.57%-33.73%	27.55%
			Liquidation expenses(3)	3.98%-6.88%	4.64%
	438	Discounted cash flow	Discount rate	4.19%-6.63%	5.64%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

Index
The carrying amounts reported in the statements of financial condition for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  The fair values for loans are measured using the "exit price" notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank long term borrowings and borrowings from other banks are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.  Fair value for subordinated notes payable is estimated based upon quotes from its pricing service based on a discounted cash flow methodology or utilizes observations of recent highly-similar transactions.  The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At September 30, 2020 and June 30, 2020, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	September 30, 2020		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$76,167	$76,167	$76,167	$-	$-
Long term certificate of deposit	4,094	4,094	4,094	-	-
Securities available-for-sale	269,670	269,670	4,118	265,552	-
Securities held-to-maturity	390,107	413,566	-	413,566	-
Equity securities	273	273	273	-	-
Federal Home Loan Bank stock	1,158	1,158	-	1,158	-
Net loans receivable	1,028,782	1,035,062	-	-	1,035,062
Accrued interest receivable	8,395	8,395	-	8,395	-
Deposits	1,618,993	1,619,525	-	1,619,525	-
Borrowings	6,100	6,212	-	6,212	-
Subordinated notes payable, net	19,633	19,102	-	19,102	-
Accrued interest payable	130	130	-	130	-

(In thousands)	June 30, 2020		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$40,463	$40,463	$40,463	$-	$-
Long term certificate of deposit	4,070	4,070	4,070	-	-
Securities available-for-sale	226,709	226,709	4,660	222,049	-
Securities held-to-maturity	383,657	405,512	-	405,512	-
Equity Securities	267	267	267	-	-
Federal Home Loan Bank stock	1,226	1,226	-	1,226	-
Net loans receivable	993,522	1,004,031	-	-	1,004,031
Accrued interest receivable	8,207	8,027	-	8,027	-
Deposits	1,501,075	1,051,628	-	1,501,628	-
Borrowings	25,484	25,602	-	25,602	-
Accrued interest payable	119	119	-	119	-

Index
(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no dilutive or anti-dilutive securities or contracts outstanding during the three months ended September 30, 2020 and 2019.

	For the three months ended September 30,
	2020	2019

Net Income	$4,875,000	$4,863,000
Weighted Average Shares – Basic	8,513,814	8,537,814
Weighted Average Shares - Diluted	8,513,814	8,537,814

Earnings per share - Basic	$0.57	$0.57
Earnings per share - Diluted	$0.57	$0.57

(8)	Dividends

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

The following accounting standards were adopted in the first quarter ended September 30, 2020:

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

Index
In April 2019, the FASB issued an Update (ASU 2019-04), Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The amendments to Topic 326 and other topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments related to Update 2016-13 have the same effective dates as Update 2016-13 and are described in the next paragraph below. The ASU also covered a number of issues that related to hedge accounting including: Partial-Term Fair Value Hedges of Interest Rate Risk, Amortization of Fair Value Hedge Basis Adjustments, Disclosure of Fair Value Hedge Basis Adjustments, Consideration of the Hedged Contractually Specified Interest Rate under the Hypothetical Derivative Method, Scoping for Not-for-Profit Entities, Hedge Accounting Provisions Applicable to Certain Private Companies and Not-for-Profit Entities, and Application of a First-Payments-Received Cash Flow Hedging Technique to Overall Cash Flows on a Group of Variable Interest Payments. The amendments related to Topic 815 are effective with the adoption of the amendments in Update 2017-12.  The Company does not have any transactions that are applicable to Update 2017-12, and therefore the adoption of Update 2017-12 and related provisions of Update 2019-04, did not have any impact on our consolidated results of operations or financial position.  The ASU also covers Transition Guidance For Codification Improvements specific to ASU 2016-01. The following topics were covered within ASU 2019-04: Scope Clarifications, Held-to-Maturity Debt Securities Fair Value Disclosures, Applicability of Topic 820 to the Measurement Alternative, and Remeasurement of Equity Securities at Historical Exchange Rates. The amendments related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019.  The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

Accounting Pronouncements to be adopted in future periods

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The amendments to Topic 326 and other topics in  ASU 2019-04 include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following:  Accrued Interest, Transfers between Classifications or Categories for Loans and Debt Securities, Recoveries, Consideration of Prepayments in Determining the Effective Interest Rate, Consideration of Estimated Costs to Sell When Foreclosure Is Probable, Vintage Disclosures— Line-of-Credit Arrangements Converted to Term Loans, and Contractual Extensions and Renewals. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13.  In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326 Financial Instruments Credit Losses provides additional clarification to specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance.  The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this Update.  At this time, we have not calculated the estimated impact that this Update will have on our Allowance for Loan Losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance.  A vendor has been selected and alternative methodologies are currently being considered.  Data requirements and integrity are being reviewed and enhancements incorporated into standard processes.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding small reporting companies such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses which amends the implementation effective date for small reporting companies, such as the Company, and non-public business entities, for fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

In March 2020, the FASB issued an Update (ASU 2020-04), Reference Rate Reform (Topic 848).  The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: (1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. (2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts. (3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. An entity may elect to apply the amendments in this Update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company’s initial evaluation of LIBOR exposure appears to be minimal and limited to a couple of participation loans or risk participation agreements.  The Company is working with the other lead lenders to determine if any potential contract modifications are needed.

In October 2020, the FASB issued an Update (ASU 2020-08), Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs.  The amendments affect the guidance in ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in that Update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The Board noted in paragraph BC21 of Update 2017-08 that if the security contained additional future call dates, an entity should consider whether the amortized cost basis exceeded the amount repayable by the issuer at the next call date. If so, the excess should be amortized to the next call date.  The amendments in ASU 2020-08 clarify the Board’s intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of paragraph 310-20-35-33 for each reporting period.  For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company is in the early stages of evaluation of the guidance.

Index
(10)	Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,
(In thousands)	2020	2019
Interest cost	$41	$49
Expected return on plan assets	(64)	(63)
Amortization of net loss	52	40
Net periodic pension cost	$29	$26

The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2021.

SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP Plan is intended to provide a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”).  The SERP Plan is more fully described in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2020.

The net periodic pension costs related to the SERP Plan for the three months ended September 30, 2020 and 2019 were $256,000 and $205,000, respectively, consisting primarily of service costs and interest costs. The total liability for the SERP Plan was $7.0 million at September 30, 2020 and $6.4 million at June 30, 2020, respectively, and is included in accrued expenses and other liabilities.  The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

Index
(11)	Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 11 of the consolidated financial statements and notes thereto for the year ended June 30, 2020.

A summary of the Company’s phantom stock option activity and related information for the Plan for the three months ended September 30, 2020 and 2019 is as follows:

	2020	2019
Number of options outstanding at beginning of year	1,765,100	1,711,600
Options granted	523,700	614,700
Options forfeited	-	(7,000)
Number of options outstanding at period end	2,288,800	2,319,300

(In thousands)	2020	2019
Compensation expense recognized	$635	$645

The total liability for the Plan was $5.5 million and $4.9 million at September 30, 2020 and June 30, 2020, respectively, and is included in accrued expenses and other liabilities.

(12)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at September 30, 2020 and 2019 are presented in the following table:

(In thousands)	Unrealized gain (losses) on securities available-for sale	Pension benefits	Total
Balance - June 30, 2019	$832	$(1,838)	$(1,006)
Other comprehensive loss before reclassification	(271)	-	(271)
Other comprehensive loss for the three months ended September 30, 2019	(271)	-	(271)
Balance - September 30, 2019	$561	$(1,838)	$(1,277)

Balance - June 30, 2020	$1,750	$(2,178)	$(428)
Other comprehensive loss before reclassification	(190)	-	(190)
Other comprehensive loss for the three months ended September 30, 2020	(190)	-	(190)
Balance - September 30, 2020	$1,560	$(2,178)	$(618)

(13)	Revenue from Contracts with Customers

The majority of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following table presents revenues subject to ASC 606 for the three months ended September 30, 2020 and 2019, respectively.

Index
	For the three months ended September 30,
(In thousands)	2020	2019
Service charges on deposit accounts
Insufficient funds fees	$699	$1,019
Deposit related fees	36	38
ATM/point of sale fees	71	68
Total service charges	806	1,125
Interchange fee income
Debit card interchange fees	893	743
E-commerce fee income
E-commerce fees	29	35
Investment services income
Investment services	161	145
Sales of assets
Net gain on sale of foreclosed real estate	-	76

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

The Company leases certain branch properties under long-term, operating lease agreements.  The Company’s operating lease agreements contain lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantee.   The following includes quantitative data related to the Company’s operating leases as of September 30, 2020:

(In thousands, except weighted-average information).
Operating lease amounts:	September 30, 2020	June 30, 2020
Right-of-use assets	$2,122	$1,575
Lease liabilities	$2,138	$1,587

Index
	For the three months ended September 30,
	2020	2019
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$88	$78
Right-of-use assets obtained in exchange for new operating lease liabilities	$625	$1,840

Lease costs:
Operating lease cost	$80	$72
Variable lease cost	$10	$10

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of September 30, 2020:

(in thousands)
Within the twelve months ended September 30,
2021	$338
2022	310
2023	270
2024	283
2025	280
Thereafter	848
Total undiscounted cash flow	2,329
Less net present value adjustment	(191)
Lease Liability	$2,138

Weighted-average remaining lease term (Years)	6.39
Weighted-average discount rate	2.22%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition. The Company entered into a new lease commitment for a new branch location on Wolf Road, in Colonie, NY during the year ended June 30, 2020.  This lease commenced on July 1, 2020.

(15)	Subsequent events

On October 20, 2020, the Board of Directors declared a cash dividend for the quarter ended September 30, 2020 of $0.12 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.48 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 13, 2020, and will be paid on November 30, 2020.  The MHC intends to waive its receipt of this dividend.

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

Index
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

Allowance for loan losses to total loans receivable:  The allowance for loan losses to total loans receivable ratio is calculated by dividing the balance in the allowance for loan losses by the gross loans outstanding at the end of the period. This ratio is utilized to show the historical relationship between the allowance for loan losses and the balances of loans at the end each period presented in conjunction with other financial information related to asset quality such as nonperforming loans, charge-offs, and classified assets to indicate the overall adequacy of the allowance for loan losses. The Company has adjusted the calculation of the allowance for loan losses to total loans receivable to exclude loans that are 100% guaranteed by the Small Business Administration as these present no credit risk to the Company.  With a significant balance in SBA loans at September 30, 2020, this adjusted calculation is used to provide a better basis of comparison with other periods presented within the financial statements presented.

Comparison of Financial Condition at September 30, 2020 and June 30, 2020

ASSETS

Total assets of the Company were $1.8 billion at September 30, 2020 and $1.7 billion at June 30, 2020, an increase of $122.3 million, or 7.3%.  Securities available-for-sale and held-to-maturity amounted to $659.8 million at September 30, 2020 as compared to $610.4 million at June 30, 2020, an increase of $49.4 million, or 8.1%.   Net loans increased by $35.3 million, or 3.5%, to $1.0 billion at September 30, 2020 as compared to $993.5 million at June 30, 2020.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $35.7 million to $76.2 million at September 30, 2020 from $40.5 million at June 30, 2020.  The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding.  All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $49.4 million, or 8.1%, to $659.8 million at September 30, 2020 as compared to $610.4 million at June 30, 2020. This increase was the result of an increase in municipal deposits and the need to collateralize the uninsured portion of these deposits. Securities purchases totaled $132.7 million during the three months ended September 30, 2020 and consisted of $93.8 million of state and political subdivision securities and $34.1 million of mortgage-backed securities, $2.5 million of corporate securities, and $2.3 million of other securities. Principal pay-downs and maturities during the three months amounted to $82.4 million, primarily consisting of $14.7 million of mortgage-backed securities, $65.3 million of state and political subdivision securities, and $1.3 million of other securities.  At September 30, 2020, 63.0% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
	September 30, 2020		June 30, 2020
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$-	0.0%	$504	0.1%
State and political subdivisions	189,364	28.7	177,107	29.0
Mortgage-backed securities-residential	23,635	3.6	15,528	2.5
Mortgage-backed securities-multifamily	52,553	8.0	28,910	4.7
Corporate debt securities	4,118	0.6	4,660	0.8
Total securities available-for-sale	269,670	40.9	226,709	37.1
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	0.3	2,000	0.3
State and political subdivisions	226,465	34.3	210,535	34.5
Mortgage-backed securities-residential	32,166	4.9	38,884	6.4
Mortgage-backed securities-multifamily	121,389	18.4	127,582	20.9
Corporate debt securities	5,094	0.8	2,593	0.4
Other securities	2,993	0.4	2,063	0.4
Total securities held-to-maturity	390,107	59.1	383,657	62.9
Total securities	$659,777	100.0%	$610,366	100.0%

LOANS

Net loans receivable increased $35.2 million, or 3.5%, to $1.0 billion at September 30, 2020 from $993.5 million at June 30, 2020.  The loan growth experienced during the three months consisted primarily of $34.2 million in commercial real estate loans and $10.2 million in residential real estate loans.  This growth was partially offset by a $2.1 million decrease in residential construction and land loans, $3.7 million decrease in commercial construction loans which have generally converted to permanent financing and included in the commercial real estate loan balances, $1.4 million decrease in home equity loans and $1.2 million increase in allowance for loan losses.  We believe that the continued low interest rate environment and strong customer satisfaction from personal service continued to enhance loan growth.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	September 30, 2020		June 30, 2020
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$289,502	27.6%	$279,332	27.6%
Residential construction and land	9,777	0.9	11,847	1.2
Multi-family	26,241	2.5	25,104	2.5
Commercial real estate	415,654	39.6	381,415	37.6
Commercial construction	71,206	6.8	74,920	7.4
Home equity	20,701	2.0	22,106	2.2
Consumer installment	5,180	0.5	4,817	0.5
Commercial loans	210,852	20.1	213,119	21.0
Total gross loans	1,049,113	100.0%	1,012,660	100.0%
Allowance for loan losses	(17,596)		(16,391)
Deferred fees and costs	(2,735)		(2,747)
Total net loans	$1,028,782		$993,522

Index
The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation.  An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans will have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Company had 1,305 loans with a total balance of $100.5 million outstanding at September 30, 2020, compared to 1,267 loans with a total balance of $99.8 million outstanding at June 30, 2020.

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

The Bank of Greene County recognizes that strategies put in place to assist borrowers through the COVID-19 pandemic may not be sufficient to fully mitigate the impact to borrowers and that it is likely that a portion of the loan portfolio will default and result in losses to The Bank of Greene County.  As a result, The Bank of Greene County has increased its provision for loan losses for the three months ended September 30, 2020 to $1.2 million from $551,000 for the three months ended September 30, 2019.  Much uncertainty remains regarding the duration of the containment strategies and the overall impact to the economy and to local businesses.  Management is closely monitoring the changes within its economic environment, stress testing the loan portfolio under various scenarios, and adjusting the allowance for loan loss as necessary to remain adequately reserved.

Index
Analysis of allowance for loan losses activity

	At or for the three months ended September 30,
(Dollars in thousands)	2020	2019
Balance at the beginning of the period	$16,391	$13,200
Charge-offs:
Residential real estate	-	53
Consumer installment	61	109
Commercial loans	-	199
Total loans charged off	61	361

Recoveries:
Residential real estate	3	-
Consumer installment	20	24
Commercial loans	-	30
Total recoveries	23	54

Net charge-offs	38	307

Provisions charged to operations	1,243	551
Balance at the end of the period	$17,596	$13,444

Net charge-offs to average loans outstanding (annualized)	0.02%	0.16%
Net charge-offs to nonperforming assets (annualized)	3.50%	32.10%
Allowance for loan losses to nonperforming loans	404.78%	381.71%
Allowance for loan losses to total loans receivable	1.68%	1.64%
Allowance for loan losses to total loans receivable (excluding PPP loans)	1.85%	1.64%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	September 30, 2020	June 30, 2020
Nonaccruing loans:
Residential real estate	$2,274	$2,513
Multi-family	148	151
Commercial real estate	870	781
Home equity	253	319
Commercial	802	313
Total nonaccruing loans and nonperforming assets	$4,347	$4,077

Troubled debt restructuring:
Nonperforming (included above)	$293	$304
Performing (accruing and excluded above)	905	909

Total nonperforming assets as a percentage of total assets	0.24%	0.24%
Total nonperforming loans to net loans	0.42%	0.41%

At September 30, 2020 and June 30, 2020, there were no loans greater than 90 days and accruing.  There was no foreclosed real estate at September 30, 2020 and June 30, 2020, respectively.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2020	2019
Interest income that would have been recorded if loans had been performing in accordance with original terms	$135	$101
Interest income that was recorded on nonaccrual loans	38	50

Nonperforming assets amounted to $4.3 million at September 30, 2020 and $4.1 million at June 30, 2020, an increase of $270,000, or 6.6%. Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2020 and June 30, 2020. Loans on nonaccrual status totaled $4.3 million at September 30, 2020 of which $1.5 million were in the process of foreclosure. At September 30, 2020, there were nine residential loans in the process of foreclosure totaling $1.2 million.  Included in nonaccrual loans were $1.1 million of loans which were less than 90 days past due at September 30, 2020, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $4.1 million at June 30, 2020 of which $1.3 million were in the process of foreclosure.  At June 30, 2020, there were eight residential loans in the process of foreclosure totaling $1.0 million. Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at June 30, 2020, but have a recent history of delinquency greater than 90 days past due.

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

Index
The following table details loans that have payments deferred at September 30, 2020.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
Residential	$4,712	21	$8,544	48	$13,256	69
Multi-family	141	1	3,853	6	3,994	7
Nonresidential	12,042	26	32,220	66	44,262	92
Consumer installment	-	-	9	1	9	1
Commercial loans	1,398	9	4,497	23	5,895	32
Total	$18,293	57	$49,123	144	$67,416	201

The following table details loans that have payments deferred at June 30, 2020.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
Residential	$31,373	172	$17,664	109	$49,037	281
Multi-family	8,264	10	4,226	7	12,490	17
Nonresidential	74,481	173	36,267	85	110,748	258
Commercial construction	339	1	-	-	339	1
Home equity	291	7	140	8	431	15
Consumer installment	116	10	133	17	250	27
Commercial loans	8,537	64	11,643	43	20,180	107
Total	$123,401	437	$70,073	269	$193,474	706

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans at September 30, 2020 and June 30, 2020:

(In thousands)	September 30, 2020	June 30, 2020
Balance of impaired loans, with a valuation allowance	$1,914	$1,662
Allowances relating to impaired loans included in allowance for loan losses	214	228
Balance of impaired loans, without a valuation allowance	1,254	1,608
Total impaired loans	3,168	3,270

	For the three months ended September 30,
(In thousands)	2020	2019
Average balance of impaired loans for the periods ended	$3,180	$3,448
Interest income recorded on impaired loans during the periods ended	15	67

DEPOSITS

Deposits totaled $1.6 billion at September 30, 2020 and $1.5 billion at June 30, 2020, an increase of $117.9 million, or 7.9%. Noninterest-bearing deposits increased $17.5 million, or 12.7%, NOW deposits increased $103.0 million, or 10.8%, and savings deposits increased $2.2 million, or 0.9%, when comparing September 30, 2020 and June 30, 2020.  These increases were offset by a decrease in money market deposits of $4.3 million, or 3.2%, and a decrease in certificates of deposits of $442,000, or 1.2%, when comparing September 30, 2020 and June 30, 2020. Typically deposits increase during the first quarter of the Company’s fiscal year as a result of an increase in municipal deposits at Greene County Commercial Bank, primarily from tax collection. New account relationships as a result of the Company’s new branch located on Wolf Road in Colonie, NY which opened during the quarter ended September 30, 2020 also contributed to the increase in deposits.

Index
(In thousands)	September 30, 2020	Percentage of Portfolio	June 30, 2020	Percentage of Portfolio
Noninterest-bearing deposits	$155,669	9.6%	$138,187	9.2%
Certificates of deposit	35,183	2.2	35,625	2.4
Savings deposits	243,551	15.0	241,371	16.1
Money market deposits	129,682	8.0	133,970	8.9
NOW deposits	1,054,908	65.2	951,922	63.4
Total deposits	$1,618,993	100.0%	$1,501,075	100.0%

BORROWINGS

At September 30, 2020, The Bank of Greene County had pledged approximately $315.9 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $234.6 million at September 30, 2020, of which $6.1 million in borrowings and $20.0 million in irrevocable stand-by letters of credit were outstanding at September 30, 2020.  There were no short-term or overnight borrowings outstanding at September 30, 2020. The $6.1 million consisted of long-term fixed rate advances with a weighted average rate of 1.79% and a weighted average maturity of 15 months.  The $20.0 million of irrevocable stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank of Greene County also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At September 30, 2020, approximately $4.9 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at September 30, 2020.  The Company had $10.9 million of the Paycheck Protection Plan Lending Facility (“PPPLF”) outstanding as of June 30, 2020, which provides banks additional funding for liquidity whereby PPP loans are pledged as collateral.  No PPPLF borrowings were outstanding at September 30, 2020.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $10.0 million and three other financial institutions for $64.5 million.  Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  At September 30, 2020, there were no balances outstanding on any of these lines of credit.  Greene County Bancorp, Inc., had borrowings outstanding with Atlantic Central Bankers Bank of $7.0 million at June 30, 2020.

The Company entered into Subordinated Note Purchase Agreements with 12 qualified institutional investors on September 17, 2020, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $367,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.

Scheduled maturities of long-term borrowings at September 30, 2020 were as follows:

(In thousands)
Within the twelve months ended September 30,
2021	$300
2022	5,800
After 5 years	19,633
$25,733

EQUITY

Shareholders’ equity increased $4.2 million to $133.0 million at September 30, 2020 from $128.8 million at June 30, 2020, resulting primarily from net income of $4.9 million, partially offset by dividends declared and paid of $468,000 and an increase in other accumulated comprehensive loss of $190,000.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The Company did not repurchase any shares during the three months ended September 30, 2020.

Index
Selected Equity Data:
	September 30, 2020	June 30, 2020
Shareholders’ equity to total assets, at end of period	7.39%	7.68%
Book value per share	$15.62	$15.13
Closing market price of common stock	$21.69	$22.30

	For the three months ended September 30,
	2020	2019
Average shareholders’ equity to average assets	7.63%	8.76%
Dividend payout ratio[1]	21.05%	19.30%
Actual dividends paid to net income[2]	9.60%	8.88%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended September 30, 2020.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three months ended September 30, 2020 and 2019.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,029,808	$10,192	3.96%	$804,498	$9,405	4.68%
Securities[2]	642,528	3,122	1.94	441,557	2,982	2.70
Interest-bearing bank balances and federal funds	21,840	7	0.13	39,507	198	2.00
FHLB stock	1,306	17	5.21	1,404	23	6.55
Total interest-earning assets	1,695,482	13,338	3.15%	1,286,966	12,608	3.92%
Cash and due from banks	11,529			10,736
Allowance for loan losses	(16,548)			(13,229)
Other noninterest-earning assets	26,064			21,650
Total assets	$1,716,527			$1,306,123

Interest-Bearing Liabilities:
Savings and money market deposits	$378,367	$299	0.32%	$329,695	$341	0.41%
NOW deposits	984,823	982	0.40	688,624	1,587	0.92
Certificates of deposit	35,300	108	1.22	36,984	122	1.32
Borrowings	19,896	133	2.67	13,736	58	1.69
Total interest-bearing liabilities	1,418,386	1,522	0.43%	1,069,039	2,108	0.79%
Noninterest-bearing deposits	145,022			106,673
Other noninterest-bearing liabilities	22,128			16,015
Shareholders’ equity	130,991			114,396
Total liabilities and equity	$1,716,527			$1,306,123

Net interest income		$11,816			$10,500
Net interest rate spread			2.72%			3.13%
Net earnings assets	$277,096			$217,927
Net interest margin			2.79%			3.26%
Average interest-earning assets to average interest-bearing liabilities	119.54%			120.39%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the three months ended September 30,
(Dollars in thousands)	2020	2019
Net interest income (GAAP)	$11,816	$10,500
Tax-equivalent adjustment(1)	812	571
Net interest income (fully taxable-equivalent)	$12,628	$11,071

Average interest-earning assets	$1,695,482	$1,286,966
Net interest margin (fully taxable-equivalent)	2.98%	3.44%
1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 3.98% for New York State income taxes for the period ended September 30, 2020 and 2019.

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

	Three months ended September 30, 2020 versus 2019
	Increase/(Decrease) Due To		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$2,377	$(1,590)	$787
Securities[2]	1,123	(983)	140
Interest-bearing bank balances and federal funds	(62)	(129)	(191)
FHLB stock	(1)	(5)	(6)
Total interest-earning assets	3,437	(2,707)	730

Interest-Bearing Liabilities:
Savings and money market deposits	43	(85)	(42)
NOW deposits	512	(1,117)	(605)
Certificates of deposit	(5)	(9)	(14)
Borrowings	33	42	75
Total interest-bearing liabilities	583	(1,169)	(586)
Net change in net interest income	$2,854	$(1,538)	$1,316

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets decreased to 1.14% from 1.49% for the three months ended September 30, 2020 and 2019, respectively.  Annualized return on average equity decreased to 14.89% for the three months ended September 30, 2020 as compared to 17.00% for the three months ended September 30, 2019.  The decrease in return on average assets and average equity was primarily the result of balance sheet growth outpacing the growth in net income and decreases in interest yields on interest earning assets.  Net income amounted to $4.9 million for the three months ended September 30, 2020 and 2019, respectively.  Average assets increased $410.4 million, or 31.4%, to $1.7 billion for the three months ended September 30, 2020 as compared to $1.3 billion for the three months ended September 30, 2019.  Average equity increased $16.6 million, or 14.5%, to $131.0 million for the three months ended September 30, 2020 as compared to $114.4 million for the three months ended September 30, 2019.

INTEREST INCOME

Interest income amounted to $13.3 million for the three months ended September 30, 2020 as compared to $12.6 million for the three months ended September 30, 2019, an increase of $730,000, or 5.8%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the three months ended September 30, 2020 and 2019, which was offset by a decrease in the yield on interest earning assets during the September 30, 2020 quarter.  Average loan balances increased $225.3 million and the yield on loans decreased 72 basis points when comparing the three months ended September 30, 2020 and 2019.   Average securities increased $201.0 million and the yield on such securities decreased 76 basis points when comparing the three months ended September 30, 2020 and 2019.

Index
INTEREST EXPENSE

Interest expense amounted to $1.5 million for the three months ended September 30, 2020 as compared to $2.1 million for the three months ended September 30, 2019, a decrease of $586,000 or 27.8%.  Decreases in the rate paid had the greatest impact on interest expense.  As illustrated in the rate/volume table, interest expense decreased $1.3 million due to a 36 basis point decrease in the rate paid on interest-bearing liabilities to 0.43% for the three months ended September 30, 2020 compared to 0.79% for the three months ended September 30, 2019.  The decrease in interest expense, due to a decrease in rate on interest-bearing liabilities, was offset by an increase of $349.3 million in the average balances on interest-bearing liabilities for the three months ended September 30, 2020 compared to September 30, 2019.  The average balance of NOW deposits grew by $296.2 million, and the rate paid on these accounts decreased by 52 basis points when comparing the three months ended September 30, 2020 and 2019. The average balance of savings and money market deposits increased $48.7 million and average balance of certificates of deposit decreased $1.7 million when comparing the three months ended September 30, 2020 and 2019. The average balance on borrowings increased $6.2 million, and the rate increased 98 basis points when comparing the three months ended September 30, 2020 and 2019.

NET INTEREST INCOME

Net interest income increased $1.3 million to $11.8 million for the three months ended September 30, 2020 from $10.5 million for the three months ended September 30, 2019. The increase in net interest income was primarily the result of the growth in the average balance of interest-earnings assets, which increased $408.5 million when comparing the three months ended September 30, 2020 and 2019, offset by decreases in interest rates on interest-earning assets, which decreased 77 basis points when comparing the three months ended September 30, 2020 and 2019, respectively.

Net interest rate spread and margin both decreased when comparing the three months ended September 30, 2020 and 2019.  Net interest rate spread decreased 41 basis points to 2.72% as compared to 3.13% when comparing the three months ended September 30, 2020 and 2019, respectively.  Net interest margin decreased 47 basis points to 2.79% for the three months ended September 30, 2020 as compared to 3.26% for the three months ended September 30, 2019.  Decreases in net interest rate spread and margin resulted primarily from lower yields on loans and securities as a result of the low interest rate environment, partially offset by growth in average loans and securities balances.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax-equivalent net interest margin was 2.98% and 3.44% for the three months ended September 30, 2020 and 2019, respectively.

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

The Federal Reserve Bank has taken a number of measures in an attempt to mitigate the impact of the coronavirus on the economy. The Federal Reserve Bank has maintained interest rates near 0.00%-0.25% which has had an impact to the Company for the three months ended September 30, 2020.  It is anticipated that the low interest rate environment will continue to have a negative impact on the Company’s interest spread and margin during the fiscal year ended June 30, 2021.  The Company continually monitors its interest rate risk and the impact to net interest income and capital from the interest rate decrease is well within established limits.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. Provision for loan losses amounted to $1.2 million and $551,000 for the three months ended September 30, 2020 and 2019, respectively. The increase in provision for loan loss was due to the impact of the COVID-19 pandemic as well as growth in gross loans and an increase in loans adversely classified.  During fiscal 2020, the Company instituted a loan deferment program whereby short-term (3-6 months) deferral of principal and/or interest payments had been provided.  At September 30, 2020, the Company still had $67.4 million or 201 loans on payment deferral as a result of the pandemic, which is down from $193.5 million or 706 loans at June 30, 2020.  Management continues to monitor these loans, however, it remains uncertain that all of these loans will continue to perform as agreed once they reach the end of the deferral period. As a result, the Company increased the provision for loan loss for the three months ended September 30, 2020.  Loans classified as substandard or special mention totaled $38.9 million at September 30, 2020, compared to $32.8 million at June 30, 2020, an increase of $6.1 million.  The increase in classified loans is due to a deterioration of borrowers’ cash flow in their most recent financial statements.  These loans are performing as of September 30, 2020.  The reserves on loans classified as substandard or special mention totaled $3.9 million at September 30, 2020 compared to $2.4 million at June 30, 2020, an increase of $1.5 million which is attributable to the increase in classified loans.  No loans were classified as doubtful or loss at September 30, 2020 or June 30, 2020. Allowance for loan losses to total loans receivable was 1.68% at September 30, 2020, and 1.62% at June 30, 2020.  Total loans receivable included $100.5 million and $99.8 million of SBA PPP Paycheck Protection loans at September 30, 2020 and June 30, 2020, respectively.  Excluding these SBA guaranteed loans, the allowance for loan losses to total loans receivable would have been 1.85% and 1.80% at September 30, 2020 and June 30, 2020, respectively.

Index
Net charge-offs amounted to $38,000 and $307,000 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $269,000. The decrease in charge-off activity was primarily within the consumer and commercial loan portfolios.

Nonperforming loans amounted to $4.3 million and $4.1 million at September 30, 2020 and June 30, 2020, respectively. At September 30, 2020 and June 30, 2020, respectively, nonperforming assets were 0.24% of total assets. Nonperforming loans were 0.42% and 0.41% of net loans at September 30, 2020 and June 30, 2020, respectively. At September 30, 2019, nonperforming assets to total assets were 0.27% and nonperforming loans to net loans were 0.44%.  The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME
(Dollars in thousands)	For the three months ended September 30,		Change from Prior Year
Noninterest income:	2020	2019	Amount	Percent
Service charges on deposit accounts	$806	$1,125	$(319)	(28.36)%
Debit card fees	893	743	150	20.19
Investment services	161	145	16	11.03
E-commerce fees	29	35	(6)	(17.14)
Other operating income	189	218	(29)	(13.30)
Total noninterest income	$2,078	$2,266	$(188)	(8.30)

Noninterest income decreased $188,000, or 8.3%, and totaled $2.1 million and $2.3 million for the three months ended September 30, 2020 and 2019. The decrease was primarily due to decreases in service charges on deposit accounts offset by an increase in debit card fees resulting from continued growth in the number of checking accounts with debit cards.

NONINTEREST EXPENSE
(Dollars in thousands)	For the three months ended September 30,		Change from Prior Year
Noninterest expense:	2020	2019	Amount	Percent
Salaries and employee benefits	$4,407	$3,942	$465	11.80%
Occupancy expense	515	466	49	10.52
Equipment and furniture expense	151	281	(130)	(46.26)
Service and data processing fees	613	574	39	6.79
Computer software, supplies and support	306	242	64	26.45
Advertising and promotion	111	116	(5)	(4.31)
FDIC insurance premiums	174	(39)	213	546.15
Legal and professional fees	276	279	(3)	(1.08)
Other	580	561	19	3.39
Total noninterest expense	$7,133	$6,422	$711	11.07%

Noninterest expense increased $711,000 or 11.1%, to $7.1 million for the three months ended September 30, 2020 as compared to $6.4 million for the three months ended September 30, 2019. The increases during the three months ended September 30, 2020 were primarily due to an increase in salaries and employee benefits expenses resulting from additional staffing for a new branch located in Albany, New York, which opened in September 2020 and increases in FDIC insurance premiums.  The lower FDIC insurance premiums for the three months ended September 30, 2019, was a result of a credit received totaling $108,000.

INCOME TAXES

Provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 11.7% for the three months ended September 30, 2020, compared to 16.1% for the three months ended September 30, 2019.  The statutory tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

Index
LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices.  Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates.  Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank and Atlantic Central Bankers Bank as needed.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition.  The impact of the COVID-19 pandemic has added to the uncertainty regarding the Company’s liquidity needs, with reductions in interest and principal payments from loans and changes in deposit activity, estimating cash flow has become more challenging.  At September 30, 2020, the Company had $76.2 million in cash and cash equivalents, representing 4.2% of total assets, and had $295.5 million available in unused lines of credit.  The Federal Reserve has instituted a program, the Paycheck Protection Plan Lending Facility (“PPPLF”) to provide banks additional funding for liquidity whereby the PPP loans are pledged as collateral.  The PPPLF will allow banks to offer these loans to local businesses while maintaining strong liquidity to meet cash flow needs.  Principal repayment of these borrowings will be made upon receipt of payment on the underlying loans being pledged as collateral and interest will be charged at a rate of 0.35%.  The PPPLF provides an additional $100.5 million of available unused line of credit to the Company at September 30, 2020.  The Company had no borrowings through the PPPLF outstanding at September 30, 2020.

At September 30, 2020, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	4.70%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	8.94%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	33.39%

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at September 30, 2020:

(In thousands)	2020
Unfunded loan commitments	$96,934
Unused lines of credit	79,808
Standby letters of credit	200
Total commitments	$176,942

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

RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at September 30, 2020 or June 30, 2020.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $4.4 million and $3.3 million at September 30, 2020 and June 30, 2020, respectively. The current amount of credit exposure is spread out over ten counterparties, and terms range between one to ten years.

Index
Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2020 and June 30, 2020.  Consolidated shareholders’ equity represented 7.4% and 7.7% of total assets at September 30, 2020 and at June 30, 2020, respectively.

(Dollars in thousands)	Actual		For Capital Adequacy		To Be Well Capitalized Prompt Action		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of September 30, 2020:

Total risk-based capital	$152,790	16.2%	$75,255	8.0%	$94,068	10.0%	8.24%	2.50%
Tier 1 risk-based capital	140,960	15.0	56,441	6.0	75,255	8.0	8.99	2.50
Common equity tier 1 capital	140,960	15.0	42,331	4.5	61,144	6.5	10.49	2.50
Tier 1 leverage ratio	140,960	8.3	68,359	4.0	85,449	5.0	4.25	2.50

As of June 30, 2020:

Total risk-based capital	$142,524	16.0%	$71,393	8.0%	$89,241	10.0%	7.97%	2.50%
Tier 1 risk-based capital	131,305	14.7	53,545	6.0	71,393	8.0	8.71	2.50
Common equity tier 1 capital	131,305	14.7	40,158	4.5	58,007	6.5	10.21	2.50
Tier 1 leverage ratio(1)	131,305	8.1	65,238	4.0	81,547	5.0	4.05	2.50

Greene County Commercial Bank
As of September 30, 2020:

Total risk-based capital	$62,468	44.8%	$11,153	8.0%	$13,942	10.0%	36.81%	2.50%
Tier 1 risk-based capital	62,468	44.8	8,365	6.0	11,513	8.0	38.81	2.50
Common equity tier 1 capital	62,468	44.8	6,274	4.5	9,062	6.5	40.31	2.50
Tier 1 leverage ratio	62,468	9.6	25,988	4.0	32,485	5.0	5.62	2.50

As of June 30, 2020:

Total risk-based capital	$60,832	45.3%	$10,754	8.0%	$13,442	10.0%	37.26%	2.50%
Tier 1 risk-based capital	60,832	45.3	8,065	6.0	10,754	8.0	39.26	2.50
Common equity tier 1 capital	60,832	45.3	6,049	4.5	8,737	6.5	40.76	2.50
Tier 1 leverage ratio	60,832	9.0	26,976	4.0	33,720	5.0	5.02	2.50

(1) Average assets have been adjusted for PPPLF borrowings in calculation of Tier 1 Leverage Ratio.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended September 30, 2020.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  November 10, 2020

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 10, 2020

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer