Form 10-Q
period 2020-12-31
GREENE COUNTY BANCORP INC
filed 2021-02-12
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020
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

As of February 12, 2021, the registrant had 8,513,414 shares of common stock outstanding at $ 0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At December 31, 2020 and June 30, 2020
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2020	June 30, 2020
Cash and due from banks	$57,014	$40,463
Federal funds sold	10	-
Total cash and cash equivalents	57,024	40,463

Long term certificates of deposit	4,093	4,070
Securities available-for-sale, at fair value	332,104	226,709
Securities held-to-maturity, at amortized cost (fair value $433,929
at December 31, 2020; $405,512 at June 30, 2020)	408,769	383,657
Equity securities, at fair value	292	267
Federal Home Loan Bank stock, at cost	1,158	1,226

Loans	1,051,167	1,012,660
Allowance for loan losses	(18,270)	(16,391)
Unearned origination fees and costs, net	(1,378)	(2,747)
Net loans receivable	1,031,519	993,522

Premises and equipment, net	14,052	13,658
Accrued interest receivable	8,475	8,207
Foreclosed real estate	385	-
Prepaid expenses and other assets	7,058	5,024
Total assets	$1,864,929	$1,676,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$157,778	$138,187
Interest-bearing deposits	1,521,940	1,362,888
Total deposits	1,679,718	1,501,075

Borrowings from other banks, short-term	-	17,884
Borrowings from Federal Home Loan Bank, long-term	6,100	7,600
Subordinated notes payable, net	19,601	-
Accrued expenses and other liabilities	20,774	21,439
Total liabilities	1,726,193	1,547,998

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share;
Authorized - 12,000,000 shares; Issued – 8,611,340;
Outstanding – 8,513,414 shares at December 31, 2020, and June 30, 2020	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	128,392	118,263
Accumulated other comprehensive loss	(626)	(428)
Treasury stock, at cost 97,926 shares at December 31, 2020, and June 30, 2020	(908)	(908)
Total shareholders’ equity	138,736	128,805
Total liabilities and shareholders’ equity	$1,864,929	$1,676,803

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Interest income:
Loans	$11,766	$9,801	$21,958	$19,206
Investment securities - taxable	182	172	326	331
Mortgage-backed securities	1,020	1,261	2,040	2,505
Investment securities - tax exempt	1,960	1,756	3,935	3,358
Interest-bearing deposits and federal funds sold	21	207	28	405
Total interest income	14,949	13,197	28,287	25,805

Interest expense:
Interest on deposits	1,053	2,205	2,442	4,255
Interest on borrowings	287	81	420	139
Total interest expense	1,340	2,286	2,862	4,394

Net interest income	13,609	10,911	25,425	21,411
Provision for loan losses	1,262	690	2,505	1,241
Net interest income after provision for loan losses	12,347	10,221	22,920	20,170

Noninterest income:
Service charges on deposit accounts	934	1,111	1,740	2,236
Debit card fees	917	755	1,810	1,498
Investment services	216	168	377	313
E-commerce fees	28	31	57	66
Other operating income	299	251	488	469
Total noninterest income	2,394	2,316	4,472	4,582

Noninterest expense:
Salaries and employee benefits	4,771	3,992	9,178	7,934
Occupancy expense	464	441	979	907
Equipment and furniture expense	164	126	315	407
Service and data processing fees	671	638	1,284	1,212
Computer software, supplies and support	327	264	633	506
Advertising and promotion	109	142	220	258
FDIC insurance premiums	174	12	348	(27)
Legal and professional fees	319	325	595	604
Other	541	595	1,121	1,156
Total noninterest expense	7,540	6,535	14,673	12,957

Income before provision for income taxes	7,201	6,002	12,719	11,795
Provision for income taxes	1,006	889	1,649	1,819
Net income	$6,195	$5,113	$11,070	$9,976

Basic and diluted earnings per share	$0.73	$0.60	$1.30	$1.17
Basic and diluted average shares outstanding	8,513,414	8,537,010	8,513,414	8,537,412
Dividends per share	$0.12	$0.11	$0.24	$0.22
See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)
(In thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Net Income	$6,195	$5,113	$11,070	$9,976
Other comprehensive (loss) income:
Unrealized holding losses on available-for-sale securities, net of income tax benefit of ($3) and ($40), for the three months, and ($70) and ($136), for the six months ended December 31, 2020 and 2019, respectively	(8)	(114)	(198)	(385)

Total other comprehensive loss, net of taxes	(8)	(114)	(198)	(385)

Comprehensive income	$6,187	$4,999	$10,872	$9,591

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended December 31, 2020 and 2019
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at September 30, 2019	$861	$11,017	$106,205	$(1,277)	$(277)	$116,529
Stock repurchases					(38)	(38)
Dividends declared			(944)			(944)
Net income			5,113			5,113
Other comprehensive loss, net of taxes				(114)		(114)
Balance at December 31, 2019	$861	$11,017	$110,374	$(1,391)	$(315)	$120,546

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at September 30, 2020	$861	$11,017	$122,670	$(618)	$(908)	$133,022
Dividends declared			(473)			(473)
Net income			6,195			6,195
Other comprehensive loss, net of taxes				(8)		(8)
Balance at December 31, 2020	$861	$11,017	$128,392	$(626)	$(908)	$138,736

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2020 and 2019
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2019	$861	$11,017	$101,774	$(1,006)	$(277)	$112,369
Stock repurchases					(38)	(38)
Dividends declared			(1,376)			(1,376)
Net income			9,976			9,976
Other comprehensive loss, net of taxes				(385)		(385)
Balance at December 31, 2019	$861	$11,017	$110,374	$(1,391)	$(315)	$120,546

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2020	$861	$11,017	$118,263	$(428)	$(908)	$128,805
Dividends declared			(941)			(941)
Net income			11,070			11,070
Other comprehensive loss, net of taxes				(198)		(198)
Balance at December 31, 2020	$861	$11,017	$128,392	$(626)	$(908)	$138,736

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2020 and 2019
(Unaudited)
(In thousands)
	2020	2019
Cash flows from operating activities:
Net Income	$11,070	$9,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	361	362
Deferred income tax expense	66	317
Net amortization of premiums and discounts	1,643	339
Net (accretion) amortization of deferred loan costs and fees	(1,223)	241
Provision for loan losses	2,505	1,241
Net (gain) on equity securities	(24)	(12)
Net (gain) on sale of foreclosed real estate	-	(76)
Net (decrease) in accrued income taxes	(967)	(318)
Net increase in accrued interest receivable	(268)	(957)
Net increase in prepaid expenses and other assets	(1,584)	(2,185)
Net (decrease) increase in other liabilities	(256)	2,323
Net cash provided by operating activities	11,323	11,251

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	105,424	48,092
Purchases of securities	(220,194)	(124,023)
Principal payments on securities	8,352	5,054
Securities held-to-maturity:
Proceeds from maturities	17,136	18,629
Purchases of securities	(76,035)	(60,251)
Principal payments on securities	32,899	13,586
Net redemption (purchase) of Federal Home Loan Bank Stock	68	(1,795)
Maturity of long term certificates of deposit	245	-
Purchase of long term certificates of deposit	(268)	(751)
Net increase in loans receivable	(39,553)	(67,024)
Proceeds from sale of foreclosed real estate	-	41
Purchases of premises and equipment	(755)	(380)
Net cash used by investing activities	(172,681)	(168,822)

Cash flows from financing activities
Net (decrease) increase in short-term advances	(10,884)	40,900
Net decrease in short-term advances other banks	(7,000)	-
Repayment of long-term FHLB advances	(1,500)	(1,000)
Net proceeds from subordinated notes payable	19,601	-
Payment of cash dividends	(941)	(1,376)
Purchase of treasury stock	-	(38)
Net increase in deposits	178,643	124,089
Net cash provided by financing activities	177,919	162,575

Net increase in cash and cash equivalents	16,561	5,004
Cash and cash equivalents at beginning of period	40,463	29,538
Cash and cash equivalents at end of period	$57,024	$34,542

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$300	$215
Cash paid during period for:
Interest	$2,614	$4,371
Income taxes	$2,616	$1,820

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Six Months Ended December 31, 2020 and 2019

(1)          Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2020 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. The consolidated financial statements at and for the three and six months ended December 31, 2020 and 2019 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2020, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. The Company had no reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2021. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three and six months ended December 31, 2020.

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

Index
(4)          Securities

Securities at December 31, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	6,999	-	48	6,951
State and political subdivisions	$195,832	$572	$-	$196,404
Mortgage-backed securities-residential	46,858	575	1	47,432
Mortgage-backed securities-multi-family	76,305	1,166	324	77,147
Corporate debt securities	4,009	167	6	4,170
Total securities available-for-sale	330,003	2,480	379	332,104
Securities held-to-maturity:
State and political subdivisions	262,005	17,245	5	279,245
Mortgage-backed securities-residential	25,484	829	3	26,310
Mortgage-backed securities-multi-family	108,697	7,011	-	115,708
Corporate debt securities	7,095	27	25	7,097
Other securities	5,488	81	-	5,569
Total securities held-to-maturity	408,769	25,193	33	433,929
Total securities	$738,772	$27,673	$412	$766,033

Securities at June 30, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$502	$2	$-	$504
State and political subdivisions	176,064	1,043	-	177,107
Mortgage-backed securities-residential	15,148	380	-	15,528
Mortgage-backed securities-multi-family	28,116	798	4	28,910
Corporate debt securities	4,510	163	13	4,660
Total securities available-for-sale	224,340	2,386	17	226,709
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	11	-	2,011
State and political subdivisions	210,535	14,286	3	224,818
Mortgage-backed securities-residential	38,884	1,002	15	39,871
Mortgage-backed securities-multi-family	127,582	6,680	21	134,241
Corporate debt securities	2,593	7	130	2,470
Other securities	2,063	38	-	2,101
Total securities held-to-maturity	383,657	22,024	169	405,512
Total securities	$607,997	$24,410	$186	$632,221

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations including subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. At December 31, 2020, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$6,951	$48	2	$-	$-	-	$6,951	$48	2
Mortgage-backed securities-residential	1,925	1	1	-	-	-	1,925	1	1
Mortgage-backed securities-multi-family	32,916	324	10	-	-	-	32,916	324	10
Corporate debt securities	994	6	1	-	-	-	994	6	1
Total securities available-for-sale	42,786	379	14	-	-	-	42,786	379	14
Securities held-to-maturity:
State and political subdivisions	1,204	5	6	-	-	-	1,204	5	6
Mortgage-backed securities-residential	1,640	3	1	-	-	-	1,640	3	1
Corporate debt securities	1,497	3	1	473	22	1	1,970	25	2
Total securities held-to-maturity	4,341	11	8	473	22	1	4,814	33	9
Total securities	$47,127	$390	22	$473	$22	1	$47,600	$412	23

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

Index
For debt securities, credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”). Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis. Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020. Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads partially due to COVID-19 concerns and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the three and six months ended December 31, 2020 or 2019. During the three and six months ended December 31, 2020 and 2019, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and six months ended December 31, 2020 and 2019.

The estimated fair values of debt securities at December 31, 2020, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$193,109	$193,670
After one year through five years	3,689	3,786
After five years through ten years	8,542	8,558
After ten years	1,500	1,511
Total available-for-sale debt securities	206,840	207,525
Mortgage-backed securities	123,163	124,579
Total available-for-sale securities	330,003	332,104

Held-to-maturity debt securities
Within one year	41,684	42,395
After one year through five years	102,444	107,389
After five years through ten years	69,549	75,648
After ten years	60,911	66,479
Total held-to-maturity debt securities	274,588	291,911
Mortgage-backed securities	134,181	142,018
Total held-to-maturity securities	408,769	433,929
Total debt securities	$738,772	$766,033

At December 31, 2020 and June 30, 2020, respectively, securities with an aggregate fair value of $719.8 million and $619.3 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank. At December 31, 2020 and June 30, 2020, securities with an aggregate fair value of $4.2 million and $4.7 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. Greene County Bancorp, Inc. did not participate in any securities lending programs during the quarters ended December 31, 2020 or 2019.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and six months ended December 31, 2020 or 2019.

Index
(5)          Loans and Allowance for Loan Losses

Loan segments and classes at December 31, 2020 and June 30, 2020 are summarized as follows:

(In thousands)	December 31, 2020	June 30, 2020
Residential real estate:
Residential real estate	$299,479	$279,332
Residential construction and land	7,494	11,847
Multi-family	28,000	25,104
Commercial real estate:
Commercial real estate	448,122	381,415
Commercial construction	72,200	74,920
Consumer loan:
Home equity	19,922	22,106
Consumer installment	4,851	4,817
Commercial loans	171,099	213,119
Total gross loans	1,051,167	1,012,660
Allowance for loan losses	(18,270)	(16,391)
Unearned origination fees and costs, net	(1,378)	(2,747)
Loans receivable, net	$1,031,519	$993,522

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

Index
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

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be collateral-based, with loan amounts based on fixed loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. Over the past few years, The Bank of Greene County has shifted more focus on the origination of commercial loans including commercial real estate.  The Bank of Greene County has also formed relationships with other community banks within our region to participate in larger commercial loan relationships.  These types of loans are generally considered to be riskier due to the size and complexity of the loan relationship. By entering into a participation agreement with the other bank, The Bank of Greene County can obtain the loan relationship while limiting its exposure to credit loss. Management completes its due diligence in underwriting these loans and monitors the servicing of these loans.  During the quarter ended December 31, 2020, the Company had on average outstanding $82.2 million in PPP loans which are unsecured commercial loans and are 100% guaranteed by the Small Business Administration.

Index
Loan balances by internal credit quality indicator at December 31, 2020 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$295,850	$840	$81	$2,708	$299,479
Residential construction and land	7,494	-	-	-	7,494
Multi-family	26,009	-	1,627	364	28,000
Commercial real estate	423,153	316	21,020	3,633	448,122
Commercial construction	70,253	-	1,947	-	72,200
Home equity	19,355	-	-	567	19,922
Consumer installment	4,804	47	-	-	4,851
Commercial loans	164,829	-	3,488	2,782	171,099
Total gross loans	$1,011,747	$1,203	$28,163	$10,054	$1,051,167

Loan balances by internal credit quality indicator at June 30, 2020 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$274,973	$626	$996	$2,737	$279,332
Residential construction and land	11,847	-	-	-	11,847
Multi-family	23,336	-	1,645	123	25,104
Commercial real estate	364,884	-	13,189	3,342	381,415
Commercial construction	67,844	-	6,974	102	74,920
Home equity	21,466	-	-	640	22,106
Consumer installment	4,792	25	-	-	4,817
Commercial loans	210,031	50	2,675	363	213,119
Total gross loans	$979,173	$701	$25,479	$7,307	$1,012,660

The Company had no loans classified doubtful or loss at December 31, 2020 and June 30, 2020. Loans classified as substandard or special mention totaled $38.2 million at December 31, 2020 and $32.8 million at June 30, 2020, an increase of $5.4 million.  Loans classified as substandard or special mention increased due to insufficient cash flows and revenues related to the COVID-19 pandemic. These newly classified loans were all performing as of December 31, 2020.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2020 and June 30, 2020. Loans on nonaccrual status totaled $2.8 million at December 31, 2020 of which $433,000 were in the process of foreclosure. At December 31, 2020, there were four residential loans in the process of foreclosure totaling $204,000. Included in nonaccrual loans were $1.5 million of loans which were less than 90 days past due at December 31, 2020, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $4.1 million at June 30, 2020 of which $1.3 million were in the process of foreclosure. At June 30, 2020, there were eight residential loans in the process of foreclosure totaling $1.0 million. Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at June 30, 2020, but have a recent history of delinquency greater than 90 days past due. The decrease in nonaccrual loans during the six months ended December 31, 2020, was primarily due to $1.3 million in loan repayments, $588,000 in charge-offs, $293,000 in loans returned to performing status, offset by $861,000 of loans placed into nonperforming status.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at December 31, 2020:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$1,819	$341	$609	$2,769	$296,710	$299,479	$1,670
Residential construction and land	-	-	-	-	7,494	7,494	-
Multi-family	-	-	-	-	28,000	28,000	-
Commercial real estate	803	316	404	1,523	446,599	448,122	560
Commercial construction	-	-	-	-	72,200	72,200	-
Home equity	193	15	128	336	19,586	19,922	247
Consumer installment	77	47	-	124	4,727	4,851	-
Commercial loans	261	-	77	338	170,761	171,099	278
Total gross loans	$3,153	$719	$1,218	$5,090	$1,046,077	$1,051,167	$2,755

The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2020:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$871	$345	$1,691	$2,907	$276,425	$279,332	$2,513
Residential construction and land	-	-	-	-	11,847	11,847	-
Multi-family	-	-	151	151	24,953	25,104	151
Commercial real estate	393	189	374	956	380,459	381,415	781
Commercial construction	-	-	-	-	74,920	74,920	-
Home equity	29	-	238	267	21,839	22,106	319
Consumer installment	36	25	-	61	4,756	4,817	-
Commercial loans	48	72	245	365	212,754	213,119	313
Total gross loans	$1,377	$631	$2,699	$4,707	$1,007,953	$1,012,660	$4,077

The Bank of Greene County had no accruing loans delinquent more than 90 days at December 31, 2020 or June 30, 2020, respectively. The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay. The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three and six months ended December 31:

	For the three months ended December 31,		For the six months ended December 31
(In thousands)	2020	2019	2020	2019
Interest income that would have been recorded if loans had been performing in accordance with original terms	$92	$53	$198	$154
Interest income that was recorded on nonaccrual loans	88	42	126	92

In order to assist borrowers through the COVID-19 pandemic, The Company instituted a loan deferment program in response to the COVID-19 pandemic whereby deferral of principal and/or interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act and extended under the Consolidated Appropriations Act which was signed into law on December 27, 2020. Payment deferrals consisted of either principal deferrals or full payment deferrals. Based on guidance provided by bank regulators on March 22, 2020 regarding deferrals granted due to COVID-19, these have not been reported as delinquent and we will continue to recognize interest income during the deferral period. At December 31, 2020, there were four loans totaling $204,000 in nonaccrual that previously participated in this loan deferment program due to COVID-19.

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

The tables below detail additional information on impaired loans at the date or periods indicated:

	At December 31, 2020			For the three months ended December 31, 2020		For the six months ended December 31, 2020
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$386	$386	$-	$392	$3	$397	$8
Multi-family	-	-	-	-	-	61	-
Commercial real estate	316	316	-	321	1	328	2
Home equity	231	231	-	162	-	145	-
Commercial loans	109	109	-	111	8	194	8
Impaired loans with no allowance	1,042	1,042	-	986	12	1,125	18

With an allowance recorded:
Residential real estate	668	668	82	1,064	12	1,225	17
Commercial construction	102	102	20	102	-	102	-
Home equity	321	321	73	391	4	410	8
Commercial loans	24	24	2	16	1	8	1
Impaired loans with allowance	1,115	1,115	177	1,573	17	1,745	26

Total impaired:
Residential real estate	1,054	1,054	82	1,456	15	1,622	25
Multi-family	-	-	-	-	-	61	-
Commercial real estate	316	316	-	321	1	328	2
Commercial construction	102	102	20	102	-	102	-
Home equity	552	552	73	553	4	555	8
Commercial loans	133	133	2	127	9	202	9
Total impaired loans	$2,157	$2,157	$177	$2,559	$29	$2,870	$44

Index
	At June 30, 2020			For the three months ended December 31, 2019		For the six months ended December 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$868	$868	$-	$542	11	617	41
Multi-family	123	123	-	-	-	-	-
Commercial real estate	344	344	-	375	5	383	12
Home equity	128	128	-	128	-	197	-
Commercial loans	145	145	-	146	1	141	1
Impaired loans with no allowance	1,608	1,608	-	1,191	17	1,338	54

With an allowance recorded:
Residential real estate	995	995	127	1,124	8	1,051	32
Multi-family	-	-	-	131	1	66	1
Commercial real estate	-	-	-	105	3	53	3
Commercial construction	102	102	15	102	-	102	-
Home equity	431	431	73	460	9	395	14
Commercial loans	134	134	13	159	3	145	4
Impaired loans with allowance	1,662	1,662	228	2,081	24	1,812	54

Total impaired:
Residential real estate	1,863	1,863	127	1,666	19	1,668	73
Multi-family	123	123	-	131	1	66	1
Commercial real estate	344	344	-	480	8	436	15
Commercial construction	102	102	15	102	-	102	-
Home equity	559	559	73	588	9	592	14
Commercial loans	279	279	13	305	4	286	5
Total impaired loans	$3,270	$3,270	$228	$3,272	41	3,150	108

The table below details loans that have been modified as a troubled debt restructuring during the six months ended December 31, 2020.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
December 31, 2020
Commercial loans	1	$24	$24	$24

The decrease in total impaired loans within the residential real estate portfolio for the six months ended December 31, 2020, is primarily due to the combination of loans returned to accrual status and payoffs. During the six months ended December 31, 2020, one commercial loan was modified by reducing the rate and extending the term on this loan. There were no loans that were modified as a trouble debt restricting during the three and six months ended December 31, 2019. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2020 or 2019 which have subsequently defaulted during the three and six months ended December 31, 2020 or 2019, respectively.

The Bank of Greene County continues working with borrowers through the current pandemic. During fiscal 2020, the Company instituted a loan deferment program in response to the COVID-19 pandemic whereby deferral of principal and/or interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act and extended under the Consolidated Appropriations Act which was signed into law on December 27, 2020. At December 31, 2020, the Company still had $14.5 million consisting of 66 loans on payment deferral as a result of the pandemic, which is down from $193.5 million consisting of 706 loans at June 30, 2020. Based on guidance provided by bank regulators on March 22, 2020 regarding deferrals granted due to COVID-19, we have not reported these loans as delinquent and will continue to recognize interest income during the deferral period. These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

Index
Under Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), loans less than 30 days past due as of December 31, 2020 will be considered current for COVID-19 modifications. Provisions under Section 4013 of the CARES Act were extended as part of the Consolidated Appropriations Act signed into law on December 27, 2020. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. Based on this guidance, the Company does not believe that TDRs will significantly change as a result of the modifications granted.

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

The Bank of Greene County recognizes that strategies put in place to assist borrowers through the COVID-19 pandemic may not be sufficient to fully mitigate the impact to borrowers and that it is likely that a portion of the loan portfolio will default and result in losses to The Bank of Greene County. As a result, The Bank of Greene County has increased its provision for loan losses for the three and six months ended December 31, 2020 to $1.3 million and $2.5 million, respectively, from $690,000 and $1.2 million for the three and six months ended December 31, 2019, respectively. Much uncertainty remains regarding the duration of the containment strategies and the overall impact to the economy and to local businesses. Management is closely monitoring the changes within its economic environment, stress testing the loan portfolio under various scenarios, and adjusting the allowance for loan loss as necessary to remain adequately reserved.

Index
The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated. The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	Activity for the three months ended December 31, 2020
(In thousands)	Balance at September 30, 2020	Charge-offs	Recoveries	Provision	Balance at December 31, 2020
Residential real estate	$1,463	$26	$4	$557	$1,998
Residential construction and land	118	-	-	(28)	90
Multi-family	180	-	-	96	276
Commercial real estate	9,384	-	-	823	10,207
Commercial construction	1,961	-	-	(114)	1,847
Home equity	272	-	-	(7)	265
Consumer installment	350	85	19	(28)	256
Commercial loans	3,868	500	-	(37)	3,331
Total	$17,596	$611	$23	$1,262	$18,270

	Activity for the six months ended December 31, 2020
(In thousands)	Balance at June 30, 2020	Charge-offs	Recoveries	Provision	Balance at December 31, 2020
Residential real estate	$2,091	$26	$7	$(74)	$1,998
Residential construction and land	141	-	-	(51)	90
Multi-family	176	-	-	100	276
Commercial real estate	8,634	-	-	1,573	10,207
Commercial construction	2,053	-	-	(206)	1,847
Home equity	295	-	-	(30)	265
Consumer installment	197	146	39	166	256
Commercial loans	2,804	500	-	1,027	3,331
Total	$16,391	$672	$46	$2,505	$18,270

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At December 31, 2020 Impairment Analysis		Ending Balance At December 31, 2020 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$82	$1,916	$1,054	$298,425
Residential construction and land	-	90	-	7,494
Multi-family	-	276	-	28,000
Commercial real estate	-	10,207	316	447,806
Commercial construction	20	1,827	102	72,098
Home equity	73	192	552	19,370
Consumer installment	-	256	-	4,851
Commercial loans	2	3,329	133	170,966
Total	$177	$18,093	$2,157	$1,049,010

	Activity for the three months ended December 31, 2019
(In thousands)	Balance at September 30, 2019	Charge-offs	Recoveries	Provision	Balance at December 31, 2019
Residential real estate	$1,512	$48	$10	$(4)	$1,470
Residential construction and land	99	-	-	(6)	93
Multi-family	205	-	-	(58)	147
Commercial real estate	7,159	-	-	351	7,510
Commercial construction	1,291	-	-	176	1,467
Home equity	307	-	-	(37)	270
Consumer installment	319	139	26	160	366
Commercial loans	2,552	5	6	108	2,661
Total	$13,444	$192	$42	$690	$13,984

Index
	Activity for the six months ended December 31, 2019
(In thousands)	Balance at June 30, 2019	Charge-offs	Recoveries	Provision	Balance at December 30, 2019
Residential real estate	$2,026	$101	$10	$(465)	$1,470
Residential construction and land	87	-	-	6	93
Multi-family	180	-	-	(33)	147
Commercial real estate	7,110	-	-	400	7,510
Commercial construction	872	-	-	595	1,467
Home equity	314	-	-	(44)	270
Consumer installment	250	248	50	314	366
Commercial loans	2,361	204	36	468	2,661
Total	$13,200	$553	$96	$1,241	$13,984

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2020 Impairment Analysis		Ending Balance June 30, 2020 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$127	$1,964	$1,863	$277,469
Residential construction and land	-	141	-	11,847
Multi-family	-	176	123	24,981
Commercial real estate	-	8,634	344	381,071
Commercial construction	15	2,038	102	74,818
Home equity	73	222	559	21,547
Consumer installment	-	197	-	4,817
Commercial loans	13	2,791	279	212,840
Total	$228	$16,163	$3,270	$1,009,390

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at December 31, 2020 and June 30, 2020:

(in thousands)	December 31, 2020	June 30, 2020
Residential real estate	$385	$-
Total foreclosed real estate	$385	$-

(6)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at December 31, 2020 and June 30, 2020 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$6,951	$-	$6,951	$-
State and political subdivisions	196,404	-	196,404	-
Mortgage-backed securities-residential	47,432	-	47,432	-
Mortgage-backed securities-multi-family	77,147	-	77,147	-
Corporate debt securities	4,170	4,170	-	-
Securities available-for-sale	$332,104	$4,170	$327,934	$-
Equity securities	292	292	-	-
Total securities measured at fair value	$332,396	$4,462	$327,934	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$504	$-	$504	$-
State and political subdivisions	177,107	-	177,107	-
Mortgage-backed securities-residential	15,528	-	15,528	-
Mortgage-backed securities-multi-family	28,910	-	28,910	-
Corporate debt securities	4,660	4,660	-	-
Securities available-for-sale	$226,709	$4,660	$222,049	$-
Equity securities	267	267	-	-
Total securities measured at fair value	$226,976	$4,927	$222,049	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Impaired loans	$1,250	$177	$1,073	$-	$-	$1,073
Foreclosed real estate	385	-	385	-	-	385

June 30, 2020
Impaired loans	$1,809	$228	$1,581	$-	$-	$1,581

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2020
Impaired Loans	$465	Appraisal of collateral(1)	Appraisal adjustments(2)	8.57%-33.73%	25.90%
			Liquidation expenses(3)	3.98%-5.49%	4.45%
	608	Discounted cash flow	Discount rate	4.19%-7.49%	5.43%
Foreclosed real estate	385	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	7.39%-8.89%	7.82%
June 30, 2020
Impaired loans	$1,143	Appraisal of collateral(1)	Appraisal adjustments(2)	8.57%-33.73%	27.55%
			Liquidation expenses(3)	3.98%-6.88%	4.64%
	438	Discounted cash flow	Discount rate	4.19%-6.63%	5.64%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At December 31, 2020 and June 30, 2020, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	December 31, 2020		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$57,024	$57,024	$57,024	$-	$-
Long term certificate of deposit	4,093	4,093	4,093	-	-
Securities available-for-sale	332,104	332,104	4,170	327,934	-
Securities held-to-maturity	408,769	433,929	-	433,929	-
Equity securities	292	292	292	-	-
Federal Home Loan Bank stock	1,158	1,158	-	1,158	-
Net loans receivable	1,031,519	1,034,737	-	-	1,034,737
Accrued interest receivable	8,475	8,475	-	8,475	-
Deposits	1,679,718	1,680,205	-	1,680,205	-
Borrowings	6,100	6,193	-	6,193	-
Subordinated notes payable, net	19,601	19,099	-	19,099	-
Accrued interest payable	367	367	-	367	-

(In thousands)	June 30, 2020		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$40,463	$40,463	$40,463	$-	$-
Long term certificate of deposit	4,070	4,070	4,070	-	-
Securities available-for-sale	226,709	226,709	4,660	222,049	-
Securities held-to-maturity	383,657	405,512	-	405,512	-
Equity Securities	267	267	267	-	-
Federal Home Loan Bank stock	1,226	1,226	-	1,226	-
Net loans receivable	993,522	1,004,031	-	-	1,004,031
Accrued interest receivable	8,207	8,027	-	8,027	-
Deposits	1,501,075	1,051,628	-	1,501,628	-
Borrowings	25,484	25,602	-	25,602	-
Accrued interest payable	119	119	-	119	-

(7)          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no dilutive or anti-dilutive securities or contracts outstanding during the three and six months ended December 31, 2020 and 2019.

Index
	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019

Net Income	$6,195,000	$5,113,000	$11,070,000	$9,976,000
Weighted Average Shares – Basic	8,513,414	8,537,010	8,513,414	8,537,412
Weighted Average Shares - Dilute	8,513,414	8,537,010	8,513,414	8,537,412

Earnings per share - Basic	$0.73	$0.60	$1.30	$1.17
Earnings per share - Diluted	$0.73	$0.60	$1.30	$1.17

(8)          Dividends

On October 21, 2020, Greene County Bancorp, Inc. (NASDAQ-GCBC) announced that its Board of Directors has approved a quarterly cash dividend of $0.12 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.48 per share, which is the same rate as the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of November 13, 2020, and was paid on November 30, 2020. Greene County Bancorp, MHC waived its right to receive this dividend.

(9)          Impact of Recent Accounting Pronouncements

The following accounting standards were adopted in the first quarter ended September 30, 2020:

In August 2018, the FASB issued an Update (ASU 2018-13) to its guidance on “Fair Value Measurement (Topic 820).” This update modifies the disclosure requirements on fair value measurements. The following disclosure requirements were removed from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The following disclosure requirements were modified in Topic 820: (1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added to Topic 820; however, the disclosures are not required for non-public entities: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  In addition, the amendments eliminate at a minimum from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

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

Index
(10)          Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and six months ended December 31, 2020 and 2019 were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2020	2019	2020	2019
Interest cost	$41	$49	$82	$98
Expected return on plan assets	(64)	(63)	(127)	(126)
Amortization of net loss	52	40	104	80
Net periodic pension cost	$29	$26	$59	$52

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

The net periodic pension costs related to the SERP Plan for the three and six months ended December 31, 2020 were $270,000 and $526,000. The net periodic pension costs related to the SERP Plan for the three and six months ended December 31, 2019 were $214,000 and $419,000. The total liability for the SERP Plan was $7.3 million at December 31, 2020 and $6.4 million at June 30, 2020, respectively, and is included in accrued expenses and other liabilities. The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and six months ended December 31, 2020 and 2019 were as follows:

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Number of options outstanding, beginning of period	2,288,800	2,319,300	1,765,100	1,711,600
Options Granted	-	-	523,700	614,700
Options Forfeited	-	-	-	(7,000)
Options Paid in Cash	(583,200)	(554,200)	(583,200)	(554,200)
Number of options outstanding, end of period	1,705,600	1,765,100	1,705,600	1,765,100

Index
	Three months ended December 31,		Six months ended December 31,
(In thousands)	2020	2019	2020	2019
Cash paid out on options vested	$3,107	$2,516	$3,107	$2,516
Compensation costs recognized	972	1,697	1,607	1,395

The total liability for the Plan was $3.4 million and $4.9 million at December 31, 2020 and June 30, 2020, respectively, and is included in accrued expenses and other liabilities.

(12)          Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2020 and 2019 are presented as follows:

Activity for the three months ended December 31, 2020 and 2019
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - September 30, 2019	$561	$(1,838)	$(1,277)
Other comprehensive loss before reclassification	(114)	-	(114)
Other comprehensive loss for the three months ended September 30, 2019	(114)	-	(114)
Balance - December 31, 2019	$447	$(1,838)	$(1,391)

Balance - September 30, 2020	$1,560	$(2,178)	$(618)
Other comprehensive loss before reclassification	(8)	-	(8)
Other comprehensive loss for the three months ended September 30, 2020	(8)	-	(8)
Balance - December 31, 2020	$1,552	$(2,178)	$(626)

Activity for the six months ended December 31, 2020 and 2019
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance at June 30, 2019	$832	$(1,838)	$(1,006)
Other comprehensive loss before reclassification	(385)	-	(385)
Other comprehensive income for the six months ended December 31, 2019	(385)	-	(385)
Balance at December 31, 2019	$447	$(1,838)	$(1,391)

Balance at June 30, 2020	$1,750	$(2,178)	$(428)
Other comprehensive loss before reclassification	(198)	-	(198)
Other comprehensive loss for the six months ended December 31, 2020	(198)	-	(198)
Balance at December 31, 2020	$1,552	$(2,178)	$(626)

(13)          Revenue from Contracts with Customers

The majority of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following table presents revenues subject to ASC 606 for the three and six months ended December 31, 2020 and 2019, respectively.

Index
	For the three months ended December 31,		For the six months ended December 31,
(In thousands)	2020	2019	2020	2019
Service charges on deposit accounts
Insufficient funds fees	$826	$1,003	$1,526	$2,021
Deposit related fees	38	41	74	80
ATM/point of sale fees	70	67	140	135
Total service charges	934	1,111	1,740	2,136
Interchange fee income
Debit card interchange fees	917	755	1,810	1,498
E-commerce fee income
E-commerce fees	28	31	57	66
Investment services income
Investment services	216	168	377	313
Sales of assets
Net gain on foreclosed real estate	-	-	-	76

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

(14)          Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantee. The following includes quantitative data related to the Company’s operating leases as of December 31, and June 30, 2020, and for the three and six months ended December 31, 2020 and 2019:

(In thousands, except weighted-average information).
Operating lease amounts:	December 31, 2020	June 30, 2020
Right-of-use assets	$2,043	$1,575
Lease liabilities	$2,063	$1,587

Index
	Three months ended December 31,	Three months ended December 31,
	2020	2019
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$86	$78
Right-of-use assets obtained in exchange for new operating lease liabilities	$625	$1,840

Lease costs:
Operating lease cost	$81	$70
Variable lease cost	$10	$10

	Six months ended December 31,	Six months ended December 31,
	2020	2019
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$173	$155
Right-of-use assets obtained in exchange for new operating lease liabilities	$625	$1,840

Lease costs:
Operating lease cost	$161	$142
Variable lease cost	$20	$20

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of December 31, 2020:

(in thousands)
Within the twelve months ended December 31,
2021	$338
2022	291
2023	273
2024	283
2025	274
Thereafter	783
Total undiscounted cash flow	2,242
Less net present value adjustment	(179)
Lease Liability	$2,063

Weighted-average remaining lease term (Years)	6.18
Weighted-average discount rate	2.22%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition. The Company entered into a new lease commitment for a new branch location on Wolf Road, in Colonie, NY during the year ended June 30, 2020.  This lease commenced on July 1, 2020.

(15)          Subsequent events

On January 19, 2021, the Board of Directors declared a cash dividend for the quarter ended December 31, 2020 of $0.12 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.48 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 15, 2021, and will be paid on February 26, 2021.  The MHC does not intend to waive its receipt of this dividend.

During January 2021, the Company entered into a Bank Owned Life Insurance (“BOLI”) program, and  established a wholly-owned trust under the Company’s subsidiary, The Bank of Greene County (“Bank”).  The Bank purchased $40.0 million of institutional life insurance on a select group of eligible senior and management employees to partially defray the costs of employee benefit programs.  All employees participating in the program are aware of and have consented to the coverage.

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

Allowance for loan losses to total loans receivable:  The allowance for loan losses to total loans receivable ratio is calculated by dividing the balance in the allowance for loan losses by the gross loans outstanding at the end of the period. This ratio is utilized to show the historical relationship between the allowance for loan losses and the balances of loans at the end each period presented in conjunction with other financial information related to asset quality such as nonperforming loans, charge-offs, and classified assets to indicate the overall adequacy of the allowance for loan losses. The Company has adjusted the calculation of the allowance for loan losses to total loans receivable to exclude loans that are 100% guaranteed by the Small Business Administration as these present no credit risk to the Company. With a significant balance in SBA loans at December 31, 2020, this adjusted calculation is used to provide a better basis of comparison with other periods presented within the financial statements presented.

Comparison of Financial Condition at December 31, 2020 and June 30, 2020

ASSETS

Total assets of the Company were $1.9 billion at December 31, 2020 and $1.7 billion at June 30, 2020, an increase of $188.1 million, or 11.2%. Securities available-for-sale and held-to-maturity amounted to $740.9 million at December 31, 2020 as compared to $610.4 million at June 30, 2020, an increase of $130.5 million, or 21.4%.  Net loans increased  $38.0 million, or 3.8%, to $1.0 billion at December 31, 2020 as compared to $993.5 million at June 30, 2020.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $16.5 million to $57.0 million at December 31, 2020 from $40.5 million at June 30, 2020. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis.

Index
SECURITIES

Securities available-for-sale and held-to-maturity increased $130.5 million, or 21.4%, to $740.9 million at December 31, 2020 as compared to $610.4 million at June 30, 2020. This increase was the result of utilizing excess cash on hand due to an increase in deposits. Securities purchases totaled $296.2 million during the six months ended December 31, 2020 and consisted of $189.5 million of state and political subdivision securities and $89.0 million of mortgage-backed securities, $6.0 million of corporate securities, $7.0 million of US Government Agency securities and $4.7 million of other securities. Principal pay-downs and maturities during the six months ended December 31, 2020 amounted to $163.8 million, primarily consisting of $35.3 million of mortgage-backed securities, $118.1 million of state and political subdivision securities, and $4.6 million of collateralized mortgage obligations, $2.5 million of US Government agency securities, $2.0 million of corporate debt securities and $1.3 million of other securities. At December 31, 2020, 61.9% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	December 31, 2020		June 30, 2020
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. government sponsored enterprises	$6,951	0.9%	$504	0.1%
State and political subdivisions	196,404	26.5	177,107	29.0
Mortgage-backed securities-residential	47,432	6.4	15,528	2.5
Mortgage-backed securities-multifamily	77,147	10.4	28,910	4.7
Corporate debt securities	4,170	0.6	4,660	0.8
Total securities available-for-sale	332,104	44.8	226,709	37.1
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	2,000	0.3
State and political subdivisions	262,005	35.4	210,535	34.5
Mortgage-backed securities-residential	25,484	3.4	38,884	6.4
Mortgage-backed securities-multifamily	108,697	14.7	127,582	20.9
Corporate debt securities	7,095	1.0	2,593	0.4
Other securities	5,488	0.7	2,063	0.4
Total securities held-to-maturity	408,769	55.2	383,657	62.9
Total securities	$740,873	100.0%	$610,366	100.0%

LOANS

Net loans receivable increased $38.0 million, or 3.8%, to $1.0 billion at December 31, 2020 from $993.5 million at June 30, 2020.  Of the $1.0 billion in net loans receivable at December 31, 2020, $62.1 million were SBA Paycheck Protection Program (“PPP”) loans. The loan growth experienced during the six months consisted primarily of $66.7 million in commercial real estate loans, $20.2 million in residential real estate loans and $2.9 million in multi-family loans. This growth was partially offset by a $4.4 million decrease in residential construction and land loans, $2.7 million decrease in commercial construction loans, $2.2 million decrease in home equity loans, $42.0 million decrease in commercial loans of which $37.7 million consisted of SBA PPP loans, and a $1.9 million increase in allowance for loan losses offset by a $1.4 million increase in deferred fees due to the forgiveness of SBA PPP loans.  SBA PPP loans decreased $37.7 million to $62.1 million from $99.8 million at June 30, 2020, due to the receipt of forgiveness proceeds.   The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products. A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios. Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	December 31, 2020		June 30, 2020
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$299,479	28.5%	$279,332	27.6%
Residential construction and land	7,494	0.7	11,847	1.2
Multi-family	28,000	2.7	25,104	2.5
Commercial real estate	448,122	42.5	381,415	37.6
Commercial construction	72,200	6.9	74,920	7.4
Home equity	19,922	1.9	22,106	2.2
Consumer installment	4,851	0.5	4,817	0.5
Commercial loans	171,099	16.3	213,119	21.0
Total gross loans	1,051,167	100.0%	1,012,660	100.0%
Allowance for loan losses	(18,270)		(16,391)
Deferred fees and costs	(1,378)		(2,747)
Total net loans	$1,031,519		$993,522

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). The Consolidated Appropriations Act, 2021 provides amendments to the PPP program, including additional loans through the SBA. Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation and will participate in additional funding under the Consolidated Appropriations Act, 2021. PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or ten months after the end of the borrower’s loan forgiveness covered period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. The Company had 826 PPP loans with a total balance of $62.1 million outstanding at December 31, 2020, compared to 1,267 PPP loans with a total balance of $99.8 million outstanding at June 30, 2020.

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

Index
The Bank of Greene County recognizes that strategies put in place to assist borrowers through the COVID-19 pandemic may not be sufficient to fully mitigate the impact to borrowers and that it is likely that a portion of the loan portfolio will default and result in losses to The Bank of Greene County. As a result, provision for loan losses amounted to $1.3 million and $690,000 for the three months ended December 31, 2020 and 2019, respectively, and amounted to $2.5 million and $1.2 million for the six months ended December 31, 2020 and 2019, respectively.  Much uncertainty remains regarding the duration of the containment strategies and the overall impact to the economy and to local businesses. Management is closely monitoring the changes within its economic environment, stress testing the loan portfolio under various scenarios, and adjusting the allowance for loan loss as necessary to remain adequately reserved.

Analysis of allowance for loan losses activity

	At or for the six months ended December 31,
(Dollars in thousands)	2020	2019
Balance at the beginning of the period	$16,391	$13,200
Charge-offs:
Residential real estate	26	101
Consumer installment	146	248
Commercial loans	500	204
Total loans charged off	672	553

Recoveries:
Residential real estate	7	10
Consumer installment	39	50
Commercial loans	-	36
Total recoveries	46	96

Net charge-offs	626	457

Provisions charged to operations	2,505	1,241
Balance at the end of the period	$18,270	$13,984

Net charge-offs to average loans outstanding (annualized)	0.12%	0.11%
Net charge-offs to nonperforming assets (annualized)	39.87%	24.83%
Allowance for loan losses to nonperforming loans	663.16%	413.85%
Allowance for loan losses to total loans receivable	1.74%	1.62%
Allowance for loan losses to total loans receivable (excluding PPP loans)	1.85%	1.62%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	December 31, 2020	June 30, 2020
Nonaccruing loans:
Residential real estate	$1,670	$2,513
Multi-family	-	151
Commercial real estate	560	781
Home equity	247	319
Commercial	278	313
Total nonaccruing loans	$2,755	$4,077
Foreclosed real estate:
Residential real estate	385	-
Total foreclosed real estate	385	-
Total nonperforming assets	$3,140	$4,077

Troubled debt restructuring:
Nonperforming (included above)	$306	$304
Performing (accruing and excluded above)	901	909

Total nonperforming assets as a percentage of total assets	0.17%	0.24%
Total nonperforming loans to net loans	0.27%	0.41%

At December 31, 2020 and June 30, 2020, there were no loans greater than 90 days and accruing. There was no foreclosed real estate at June 30, 2020.

The table below details additional information related to nonaccrual loans for the three and six months ended December 31:

	For the three months ended December 31,		For the six months ended December 31
(In thousands)	2020	2019	2020	2019
Interest income that would have been recorded if loans had been performing in accordance with original terms	$92	$53	$198	$154
Interest income that was recorded on nonaccrual loans	88	42	126	92

Nonperforming assets amounted to $3.1 million and $4.1 million at December 31, 2020 and June 30, 2020, respectively. Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2020 and June 30, 2020. Loans on nonaccrual status totaled $2.8 million at December 31, 2020 of which $433,000 were in the process of foreclosure. At December 31, 2020, there were four residential loans in the process of foreclosure totaling $204,000. Included in nonaccrual loans were $1.5 million of loans which were less than 90 days past due at December 31, 2020, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $4.1 million at June 30, 2020 of which $1.3 million were in the process of foreclosure. At June 30, 2020, there were eight residential loans in the process of foreclosure totaling $1.0 million. Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at June 30, 2020, but have a recent history of delinquency greater than 90 days past due.

In order to assist borrowers through the COVID-19 pandemic, The Bank of Greene County instituted a loan deferment program in response to the COVID-19 pandemic whereby deferral of principal and/or interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act. Provisions under the CARES Act were extended under the Consolidated Appropriations Act signed into law on December 27, 2020. Payment deferrals consisted of either principal deferrals or full payment deferrals.  Based on guidance provided by bank regulators on March 22, 2020 regarding deferrals granted due to COVID-19, these have not been reported as delinquent and we will continue to recognize interest income during the deferral period. These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

Index
The following table details loans that have payments deferred at December 31, 2020.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
Residential	$1,514	15	$1,293	11	$2,807	26
Multi-family	390	1	242	1	632	2
Nonresidential	7,366	20	933	4	8,299	24
Home Equity	-	-	7	1	7	1
Consumer installment	-	-	5	1	5	1
Commercial loans	2,782	12	-	-	2,782	12
Total	$12,052	48	$2,480	18	$14,532	66

The following table details loans that have payments deferred at June 30, 2020.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
Residential	$31,373	172	$17,664	109	$49,037	281
Multi-family	8,264	10	4,226	7	12,490	17
Nonresidential	74,481	173	36,267	85	110,748	258
Commercial construction	339	1	-	-	339	1
Home equity	291	7	140	8	431	15
Consumer installment	116	10	133	17	249	27
Commercial loans	8,537	64	11,643	43	20,180	107
Total	$123,401	437	$70,073	269	$193,474	706

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.” A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans at December 31, 2020 and June 30, 2020:

(In thousands)	December 31, 2020	June 30, 2020
Balance of impaired loans, with a valuation allowance	$1,115	$1,662
Allowances relating to impaired loans included in allowance for loan losses	177	228
Balance of impaired loans, without a valuation allowance	1,042	1,608
Total impaired loans	2,157	3,270

	For the three months ended December 31,		For the six months ended December 31,
(In thousands)	2020	2019	2020	2019
Average balance of impaired loans for the periods ended	$2,559	$3,272	$2,870	$3,150
Interest income recorded on impaired loans during the periods ended	29	41	44	108

DEPOSITS

Deposits totaled $1.7 billion at December 31, 2020 and $1.5 billion at June 30, 2020, an increase of $178.6 million, or 11.9%. Noninterest-bearing deposits increased $19.6 million, or 14.2%, NOW deposits increased $137.2 million, or 14.4%, money market deposits increased $488,000 or 0.4%, and savings deposits increased $21.8 million, or 9.1%, when comparing December 31, 2020 and June 30, 2020.  These increases were offset by a decrease in certificates of deposits of $506,000, or 1.4%, when comparing December 31, 2020 and June 30, 2020. Deposits increased during the six months ended December 31, 2020 as a result of an increase in new account relationships, the opening of a new branch on Wolf Road in Albany County, NY, and an increase in municipal deposits at Greene County Commercial Bank, primarily from tax collection and new account relationships.

Index
(In thousands)	December 31, 2020	Percentage of Portfolio	June 30, 2020	Percentage of Portfolio
Noninterest-bearing deposits	$157,778	9.4%	$138,187	9.2%
Certificates of deposit	35,119	2.1	35,625	2.4
Savings deposits	263,206	15.7	241,371	16.1
Money market deposits	134,458	8.0	133,970	8.9
NOW deposits	1,089,157	64.8	951,922	63.4
Total deposits	$1,679,718	100.0%	$1,501,075	100.0%

BORROWINGS

At December 31, 2020, The Bank of Greene County had pledged approximately $371.2 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $266.5 million at December 31, 2020, of which $6.1 million in borrowings were outstanding at December 31, 2020.  There were no short-term or overnight borrowings outstanding at December 31, 2020.  There were no irrevocable stand-by letters of credit outstanding at December 31, 2020. The $6.1 million in borrowings consisted of long-term fixed rate advances with a weighted average rate of 1.79% and a weighted average maturity of 12 months.

The Bank of Greene County also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2020, approximately $4.2 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2020. The Company had $10.9 million of the Paycheck Protection Plan Lending Facility (“PPPLF”) outstanding as of June 30, 2020, which provides banks additional funding for liquidity whereby PPP loans are pledged as collateral.  No PPPLF borrowings were outstanding at December 31, 2020.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $10.0 million and three other financial institutions for $64.5 million. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. At December 31, 2020, there were no balances outstanding on any of these lines of credit.  Greene County Bancorp, Inc., had borrowings outstanding with Atlantic Central Bankers Bank of $7.0 million at June 30, 2020.

The Company entered into Subordinated Note Purchase Agreements with 12 qualified institutional investors on September 17, 2020, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $367,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At December 31, 2020, there were $19.6 million of Subordinated Note Purchases Agreements outstanding, net of issuance costs.

Scheduled maturities of long-term borrowings at December 31, 2020 were as follows:

(In thousands)
Within the twelve months ended December 31,
2021	$2,950
2022	3,150
After 5 years	-
$6,100

EQUITY

Shareholders’ equity increased to $138.7 million at December 31, 2020 from $128.8 million at June 30, 2020, resulting primarily from net income of $11.1 million, partially offset by dividends declared and paid of $941,000 and an increase in other accumulated comprehensive loss of $198,000.

Index
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. For the six months ending December 31, 2020, the Company did not repurchase any shares.

Selected Equity Data:
	December 31, 2020	June 30, 2020
Shareholders’ equity to total assets, at end of period	7.44%	7.68%
Book value per share	$16.30	$15.13
Closing market price of common stock	$25.49	$22.30

	For the six months ended December 31,
	2020	2019
Average shareholders’ equity to average assets	7.45%	8.52%
Dividend payout ratio[1]	18.46%	18.80%
Actual dividends paid to net income[2]	8.50%	13.79%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended September 30, 2019, September 30, 2020 and December 31, 2020, respectively. Dividends declared during the three months ended December 31, 2019 were paid to the MHC.  The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three and Six Months Ended December 31, 2020 and 2019

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and six months ended December 31, 2020 and 2019. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages. Average loan balances include nonperforming loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended December 31,
	2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,045,144	$11,766	4.50%	$841,604	$9,801	4.66%
Securities[2]	720,994	3,145	1.74	516,840	3,166	2.45
Interest-bearing bank balances and federal funds	71,051	21	0.12	43,559	207	1.90
FHLB stock	1,187	17	5.73	1,619	23	5.68
Total interest-earning assets	1,838,376	14,949	3.25%	1,403,622	13,197	3.76%
Cash and due from banks	11,820			10,328
Allowance for loan losses	(17,579)			(13,525)
Other noninterest-earning assets	27,797			23,445
Total assets	$1,860,414			$1,423,870

Interest-Bearing Liabilities:
Savings and money market deposits	$378,566	$226	0.24%	$318,522	$323	0.41%
NOW deposits	1,113,352	729	0.26	808,219	1,760	0.87
Certificates of deposit	35,132	98	1.12	36,374	122	1.34
Borrowings	26,350	287	4.36	18,485	81	1.75
Total interest-bearing liabilities	1,553,400	1,340	0.34%	1,181,600	2,286	0.77%
Noninterest-bearing deposits	151,075			108,256
Other noninterest-bearing liabilities	20,355			15,760
Shareholders' equity	135,584			118,254
Total liabilities and equity	$1,860,414			$1,423,870

Net interest income		$13,609			$10,911
Net interest rate spread			2.91%			2.99%
Net earnings assets	$287,976			$220,022
Net interest margin			2.96%			3.11%
Average interest-earning assets to average interest-bearing liabilities	118.35%			118.79%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.
Taxable-equivalent net interest income and net interest margin	For the three months ended December 31,
(Dollars in thousands)	2020	2019
Net interest income (GAAP)	$13,609	$10,911
Tax-equivalent adjustment(1)	705	627
Net interest income (fully taxable-equivalent)	$14,314	$11,538

Average interest-earning assets	$1,838,376	$1,403,622
Net interest margin (fully taxable-equivalent)	3.11%	3.29%
1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 3.98% for New York State income taxes for the period ended December 31, 2020 and 2019.

Index
	Six months ended December 31,
	2020				2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,037,476	$21,958	4.23%	$823,051	$19,206	4.67%
Securities[2]	681,761	6,267	1.84	479,199	6,148	2.57
Interest-bearing bank balances and federal funds	46,445	28	0.12	41,533	405	1.95
FHLB stock	1,247	34	5.45	1,512	46	6.08
Total interest-earning assets	1,766,929	28,287	3.20%	1,345,295	25,805	3.84%
Cash and due from banks	11,675			10,532
Allowance for loan losses	(17,064)			(13,377)
Other noninterest-earning assets	26,931			22,547
Total assets	$1,788,471			$1,364,997

Interest-Bearing Liabilities:
Savings and money market deposits	$378,467	$525	0.28%	$324,109	$664	0.41%
NOW deposits	1,049,088	1,710	0.33	748,421	3,346	0.89
Certificates of deposit	35,216	207	1.18	36,679	245	1.34
Borrowings	23,122	420	3.63	16,110	139	1.73
Total interest-bearing liabilities	1,485,893	2,862	0.39%	1,125,319	4,394	0.78%
Noninterest-bearing deposits	148,049			107,465
Other noninterest-bearing liabilities	21,204			15,917
Shareholders' equity	133,325			116,296
Total liabilities and equity	$1,788,471			$1,364,997

Net interest income		$25,425			$21,411
Net interest rate spread			2.81%			3.06%
Net earnings assets	$281,036			$219,976
Net interest margin			2.88%			3.18%
Average interest-earning assets to average interest-bearing liabilities	118.91%			119.55%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the six months ended December 31,
(Dollars in thousands)	2020	2019
Net interest income (GAAP)	$25,425	$21,411
Tax-equivalent adjustment(1)	1,407	1,203
Net interest income (fully taxable-equivalent)	$26,832	$22,614

Average interest-earning assets	$1,766,929	$1,345,295
Net interest margin (fully taxable-equivalent)	3.04%	3.36%
1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 3.98% for New York State income taxes for the periods ended December 31, 2020 and 2019.

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

(Dollars in thousands)	Three Months Ended December 31, 2020 versus 2019			Six Months Ended December 31, 2020 versus 2019
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$2,310	$(345)	$1,965	$4,681	$(1,929)	$2,752
Securities[2]	1,037	(1,058)	(21)	2,163	(2,044)	119
Interest-bearing bank balances and federal funds	81	(267)	(186)	43	(420)	(377)
FHLB stock	(6)	-	(6)	(8)	(4)	(12)
Total interest-earning assets	3,422	(1,670)	1,752	6,879	(4,397)	2,482

Interest-Bearing Liabilities:
Savings and money market deposits	54	(151)	(97)	98	(237)	(139)
NOW deposits	502	(1,533)	(1,031)	996	(2,632)	(1,636)
Certificates of deposit	(4)	(20)	(24)	(10)	(28)	(38)
Borrowings	46	160	206	80	201	281
Total interest-bearing liabilities	598	(1,544)	(946)	1,164	(2,696)	(1,532)
Net change in net interest income	$2,824	$(126)	$2,698	$5,715	$(1,701)	$4,014

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets decreased to 1.33% for the three months ended December 31, 2020 as compared to 1.44% for the three months ended December 31, 2019, and was 1.24% and 1.46% for the six months ended December 31, 2020 and 2019, respectively.  Annualized return on average equity increased to 18.28% for the three months and decreased to 16.61% for the six months ended December 31, 2020, as compared to 17.29% for the three months and 17.16% for the six months ended December 31, 2019. The decrease in return on average assets for the three and six months ended December 31, 2020 and the decrease of return on average equity for the six months ended December 31, 2020, was primarily the result of balance sheet growth outpacing growth in net income. The increase in return on average shareholders’ equity for the three months ended December 31, 2020 was primarily due to the receipt of $1.5 million in PPP fee income due to forgiveness of funds received on SBA PPP loans. Net income amounted to $6.2 million and $5.1 million for the three months ended December 31, 2020 and 2019, respectively, an increase of $1.1 million, or 21.2%, and amounted to $11.1 million and $10.0 million for the six months ended December 31, 2020 and 2019, respectively, an increase of $1.1 million, or 11.0%. Average assets increased $436.5 million, or 30.7%, to $1.9 billion for the three months ended December 31, 2020 as compared to $1.4 billion for the three months ended December 31, 2019. Average equity increased $17.3 million, or 14.7%, to $135.6 million for the three months ended December 31, 2020 as compared to $118.3 million for the three months ended December 31, 2019. Average assets increased $423.5 million, or 31.0%, to $1.8 billion for the six months ended December 31, 2020 as compared to $1.4 billion for the six months ended December 31, 2019. Average equity increased $17.0 million, or 14.6%, to $133.3 million for the six months ended December 31, 2020 as compared to $116.3 million for the six months ended December 31, 2019.

Index
INTEREST INCOME

Interest income amounted to $15.0 million for the three months ended December 31, 2020 as compared to $13.2 million for the three months ended December 31, 2019, an increase of $1.8 million, or 13.3%. Interest income amounted to $28.3 million for the six months ended December 31, 2020 as compared to $25.8 million for the six months ended December 31, 2019, an increase of $2.5 million, or 9.6%. The increase in average balances on loans and securities as well as the recognition of PPP fee income due to the forgiveness of SBA PPP loans had the greatest impact on interest income.  Average loan balances increased $203.5 million and $214.4 million and the yield on loans decreased 16 and 44 basis points for the three and six months ended December 31, 2020 and 2019, respectively.  Included in interest-earning assets at December 31, 2020, are $62.1 million of SBA Paycheck Protection Program (PPP) loans at a rate of 1.00%.  A decline in yields on loans was offset by the receipt of $1.5 million in SBA PPP fee income for the three and six months ended December 31, 2020, which was realized through a deferred origination fee and recognized within interest income.  There were no SBA PPP loans outstanding at December 31, 2019.  Average securities increased $204.2 million and $202.6 million, and the yield on such securities decreased 71 basis points and 73 basis points when comparing the three and six months ended December 31, 2020 and 2019, respectively.

INTEREST EXPENSE

Interest expense amounted to $1.3 million for the three months ended December 31, 2020 as compared to $2.3 million for the three months ended December 31, 2019, a decrease of $946,000, or 41.4%.  Interest expense amounted to $2.9 million for the six months ended December 31, 2020 as compared to $4.4 million for the six months ended December 31, 2020, a decrease of $1.5 million or 34.9%. As illustrated in the rate/volume table, interest expense decreased $1.5 million and $2.7 million when comparing the three and six months ended December 31, 2020 and 2019 due to the decrease in the rate paid on interest-bearing liabilities.  Decreases in the rate paid on interest-bearing liabilities was offset by an increase in interest expense of $598,000 and $1.1 million when comparing these same periods due to the increased average balances.

Cost of interest-bearing liabilities decreased 43 and 39 basis points when comparing the three and six months ended December 31, 2020 and 2019, respectively.  The cost of NOW deposits decreased 61 and 56 basis points, the cost of savings and money market deposits decreased 17 and 13 basis points, and the cost of Certificates of deposit decreased 22 and 16 basis points when comparing the three and six months ending December 31, 2020, and 2019, respectively.  The decrease in cost of interest-bearing liabilities was offset by growth in the average balance of interest-bearing liabilities of $371.8 million and $360.6 million, most notably due to an increase in NOW deposits of $305.1 million and $300.7 million, an increase in average savings and money market deposits of $60.0 million and $54.4 million, and an increase in borrowings of $7.9 million and $7.0 million when comparing the three and six months ended December 31, 2020 and 2019, respectively. The cost on borrowings increased 261 and 190 basis points when comparing the three and six months ended December 31, 2020 and 2019.  The increase in cost on borrowings is due to the Company entering into Subordinated Note Purchase Agreements on September 17, 2020, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million.  These notes are callable on September 15, 2025.  At December 31, 2020, there were $19.6 million of Subordinated Note Purchases Agreements outstanding, net of issuance costs.

NET INTEREST INCOME

Net interest income increased $2.7 million to $13.6 million for the three months ended December 31, 2020 from $10.9 million for the three months ended December 31, 2019. Net interest income increased $4.0 million to $25.4 million for the six months ended December 31, 2020 from $21.4 million for the six months ended December 31, 2019. The increase in net interest income was primarily the result of the growth in the average balance of interest-earnings assets, which increased $434.8 million and $421.6 million when comparing the three and six months ended December 31, 2020 and 2019, respectively.  Included in interest-earning assets at December 31, 2020, are $62.1 million of SBA Paycheck Protection Program (PPP) loans at a rate of 1.00%.  Included in interest income was the receipt of $1.5 million in SBA PPP fee income for the three and six months ended December 31, 2020, which was realized through a deferred origination fee and recognized within interest income.  Costs of interest-bearing liabilities decreased 43 and 39 basis points when comparing the three and six months ended December 31, 2020 and 2019, respectively.  The decline in costs was offset by growth in interest-bearing liabilities of $371.8 million and $360.6 million when comparing the three and six months ended December 31, 2020 and 2019, respectively.

Net interest rate spread and margin both decreased when comparing the three and six months ended December 31, 2020 and 2019. Net interest rate spread decreased eight basis points to 2.91% for the three months ended December 31, 2020 compared to 2.99% for the three months ended December 31, 2019. Net interest rate spread decreased 25 basis points to 2.81% for the six months ended December 31, 2020 compared to 3.06% for the six months ended December 31, 2019. Net interest margin decreased 15 basis points and 30 basis points to 2.96% and 2.88%, respectively, for the three and six months ended December 31, 2020 compared to 3.11% and 3.18%, respectively, for the three and six months ended December 31, 2019.  Decreases in net interest spread and margin resulted primarily from lower yields on loans and securities offset by growth in average loan and securities balances and lower costs of interest-bearing liabilities.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.11% and 3.29% for the three months ended December 31, 2020 and 2019, respectively, and was 3.04% and 3.36% for the six months ended December 31, 2020 and 2019, respectively.

Due to the large portion of fixed-rate residential mortgages in the Company’s portfolio, the Company closely monitors its interest rate risk, and the Company will continue to monitor and adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of changes in interest rates, including in a rising rate environment.  Management attempts to mitigate the interest rate risk through balance sheet composition. Several strategies are used to help manage interest rate risk such as maintaining a high level of liquid assets such as short-term federal funds sold and various investment securities and maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits.

The Federal Reserve Bank has taken a number of measures in an attempt to mitigate the impact of the Coronavirus on the economy. The Federal Reserve Bank has maintained interest rates near 0.00%-0.25% which has had an impact to the Company for the three and six months ended December 31, 2020.  It is anticipated that the low interest rate environment will continue to have a negative impact on the Company’s interest spread and margin during the fiscal year ended June 30, 2021. The Company continually monitors its interest rate risk and the impact to net interest income and capital from the interest rate decrease is well within established limits.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary. The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. Provision for loan losses amounted to $1.3 million and $690,000 for the three months ended December 31, 2020 and 2019, respectively, and amounted to $2.5 million and $1.2 million for the six months ended December 31, 2020 and 2019, respectively. The increase in provision for loan loss was primarily due to the impact of the COVID-19 pandemic, growth in gross loans, an increase in loans adversely classified and a commercial loan charge-off of $500,000. The Company instituted a loan deferment program in response to the COVID-19 pandemic whereby deferral of principal and/or interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act. Provisions under the CARES Act were extended under the Consolidated Appropriations Act, 2021 signed into law on December 27, 2020. At December 31, 2020, the Company had $14.5 million consisting of 66 loans on payment deferral as a result of the pandemic, which is down from $193.5 million consisting of 706 loans at June 30, 2020.  Management continues to monitor these loans, however, it remains uncertain that all of these loans will continue to perform as agreed once they reach the end of the deferral period.  At December 31, 2020, there were four loans totaling $204,000 that were previously on deferment that are now on nonaccrual.  These loans are within the residential and commercial loan portfolios. Loans classified as substandard or special mention totaled $38.2 million at December 31, 2020 and $32.8 million at June 30, 2020, an increase of $5.4 million.  Loans classified as substandard or special mention increased due to insufficient cash flows and revenues related to the COVID-19 pandemic.  Reserves on loans classified as substandard or special mention totaled $3.4 million at December 31, 2020 compared to $2.4 million at June 30, 2020, an increase of $981,000 which is attributable to the increase in classified loans. No loans were classified as doubtful or loss at December 31, 2020 or June 30, 2020. Allowance for loan losses to total loans receivable was 1.74% at December 31, 2020 compared to 1.62% at June 30, 2020.  Total loans receivable included $62.1 million and $99.8 million of SBA Paycheck Protection Program (PPP) loans at December 31, 2020 and June 30, 2020, respectively.  Excluding these SBA guaranteed loans, the allowance for loan losses to total loans receivable would have been 1.85% and 1.80% at December 31, 2020 and June 30, 2020, respectively.

Net charge-offs for the three months ended December 31, 2020 totaled $588,000 compared to $149,000 for the three months ended December 31, 2019.  Net charge-offs totaled $626,000 and $457,000 for the six months ended December 31, 2020 and 2019, respectively. The increase in charge-off activity for the six months ended December 31, 2020 was primarily within the commercial loan portfolio offset by recoveries on consumer installment loans of $40,000.

Nonperforming loans amounted to $2.8 million and $4.1 million at December 31, 2020 and June 30, 2020, respectively. The decrease in nonperforming loans during the period was primarily due to $1.3 million in loan repayments, $588,000 in charge-offs and $293,000 in loans returned to performing status, offset in part by $861,000 of loans placed into nonperforming status. At December 31, 2020 nonperforming assets were 0.17% of total assets compared to 0.24% at June 30, 2020. Nonperforming loans were 0.27% and 0.41% of net loans at December 31, 2020 and June 30, 2020, respectively. At December 30, 2019, nonperforming assets to total assets were 0.25% and nonperforming loans to net loans were 0.40%. The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

Index
NONINTEREST INCOME

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest income:	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Service charges on deposit accounts	$934	$1,111	$(177)	(15.93)%	$1,740	$2,236	$(496)	(22.18)%
Debit card fees	917	755	162	21.46	1,810	1,498	312	20.83
Investment services	216	168	48	28.57	377	313	64	20.45
E-commerce fees	28	31	(3)	(9.68)	57	66	(9)	(13.64)
Other operating income	299	251	48	19.12	488	469	19	4.05
Total noninterest income	$2,394	$2,316	$78	3.37%	$4,472	$4,582	$(110)	(2.40)%

Noninterest income increased $78,000, or 3.4%, and totaled $2.4 million and $2.3 million for the three months ended December 31, 2020 and 2019, respectively. Noninterest income decreased $110,000, or 2.4%, and totaled $4.5 million and $4.6 million for the six months ended December 31, 2020 and 2019. The decrease was primarily due to decreases in service charges on deposit accounts offset by an increase in debit card fees resulting from continued growth in the number of checking accounts with debit cards.

NONINTEREST EXPENSE

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest expense:	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Salaries and employee benefits	$4,771	$3,992	$779	19.51%	$9,178	$7,934	$1,244	15.68%
Occupancy expense	464	441	23	5.22	979	907	72	7.94
Equipment and furniture expense	164	126	38	30.16	315	407	(92)	(22.60)
Service and data processing fees	671	638	33	5.17	1,284	1,212	72	5.94
Computer software, supplies and support	327	264	63	23.86	633	506	127	25.10
Advertising and promotion	109	142	(33)	(23.24)	220	258	(38)	(14.73)
FDIC insurance premiums	174	12	162	1,350.00	348	(27)	375	(1,388.89)
Legal and professional fees	319	325	(6)	(1.85)	595	604	(9)	(1.49)
Other	541	595	(54)	(9.08)	1,121	1,156	(35)	(3.03)
Total noninterest expense	$7,540	$6,535	$1,005	15.38%	$14,673	$12,957	$1,716	13.24%

Noninterest expense increased $1.0 million, or 15.4%, to $7.5 million for the three months ended December 31, 2020 as compared to $6.5 million for the three months ended December 31, 2019. Noninterest expense increased $1.7 million, or 13.2%, to $14.7 million for the six months ended December 31, 2020, compared to $13.0 million for the six months ended December 31, 2019. The increase in noninterest expense during the three and six months ended December 31, 2020 was primarily due to an increase in salaries and employee benefits expenses resulting from additional staffing for a new branch located in Albany, New York, which opened in September 2020.  Due to continued growth, staffing was also increased within our lending department, information technology department and branch offices. FDIC insurance premiums also increased for the three and six months December 31, 2020, due to credits received during the three and six months ended December 31, 2019.

INCOME TAXES

The provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 14.0% and 13.0% for the three and six months ended December 31, 2020, compared to 14.8% and 15.4% for the three and six months ended December 31, 2019.  The statutory tax rate is impacted by the benefits derived from tax exempt bond and loan income, the Company’s real estate investment trust subsidiary income, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates.  Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank and Atlantic Central Bankers Bank as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. The impact of the COVID-19 pandemic has added to the uncertainty regarding the Company’s liquidity needs, with reductions in interest and principal payments from loans and changes in deposit activity, estimating cash flow has become more challenging. At December 31, 2020, the Company had $57.0 million in cash and cash equivalents, representing 3.1% of total assets, and had $347.4 million available in unused lines of credit. The Federal Reserve has instituted a program, the Paycheck Protection Plan Lending Facility (“PPPLF”) to provide banks additional funding for liquidity whereby the PPP loans are pledged as collateral. The PPPLF allows banks to offer these loans to local businesses while maintaining strong liquidity to meet cash flow needs. Principal repayment of these borrowings will be made upon receipt of payment on the underlying loans being pledged as collateral and interest will be charged at a rate of 0.35%. At June 30, 2020, the Company had $10.9 million of PPPLF borrowings outstanding.  The PPPLF was paid off during the six months ended December 31, 2020.

Index
At December 31, 2020, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	3.39%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	12.05%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	32.69%

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at December 31, 2020:

(In thousands)	2020
Unfunded loan commitments	$111,598
Unused lines of credit	79,247
Standby letters of credit	3,753
Total commitments	$194,598

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

RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. The Company had no participations-out at December 31, 2020 or June 30, 2020. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $6.1 million and $3.3 million at December 31, 2020 and June 30, 2020, respectively. The current amount of credit exposure is spread out over ten counterparties, and terms range between one to ten years.

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2020 and June 30, 2020.

Index
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Prompt Action		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of December 31, 2020:

Total risk-based capital	$163,632	16.5%	$79,492	8.0%	$99,365	10.0%	8.47%	2.50%
Tier 1 risk-based capital	151,140	15.2	59,619	6.0	79,492	8.0	9.21	2.50
Common equity tier 1 capital	151,140	15.2	44,714	4.5	64,587	6.5	10.71	2.50
Tier 1 leverage ratio	151,140	8.2	74,173	4.0	92,716	5.0	4.15	2.50

As of June 30, 2020:

Total risk-based capital	$142,524	16.0%	$71,393	8.0%	$89,241	10.0%	7.97%	2.50%
Tier 1 risk-based capital	131,305	14.7	53,545	6.0	71,393	8.0	8.71	2.50
Common equity tier 1 capital	131,305	14.7	40,158	4.5	58,007	6.5	10.21	2.50
Tier 1 leverage ratio(1)	131,305	8.1	65,238	4.0	81,547	5.0	4.05	2.50

Greene County Commercial Bank
As of December 31, 2020:

Total risk-based capital	$64,234	43.7%	$11,766	8.0%	$14,708	10.0%	35.67%	2.50%
Tier 1 risk-based capital	64,234	43.7	8,825	6.0	11,766	8.0	37.67	2.50
Common equity tier 1 capital	64,234	43.7	6,619	4.5	9,560	6.5	39.17	2.50
Tier 1 leverage ratio	64,234	8.7	29,425	4.0	36,781	5.0	4.73	2.50

As of June 30, 2020:

Total risk-based capital	$60,832	45.3%	$10,754	8.0%	$13,442	10.0%	37.26%	2.50%
Tier 1 risk-based capital	60,832	45.3	8,065	6.0	10,754	8.0	39.26	2.50
Common equity tier 1 capital	60,832	45.3	6,049	4.5	8,737	6.5	40.76	2.50
Tier 1 leverage ratio	60,832	9.0	26,976	4.0	33,720	5.0	5.02	2.50

(1) Average assets have been adjusted for PPPLF borrowings in calculation of Tier 1 Leverage Ratio.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended December 31, 2020.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  February 12, 2021

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 12, 2021

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer