Form 10-Q
period 2021-03-31
GREENE COUNTY BANCORP INC
filed 2021-05-13
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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

As of May 13, 2021, the registrant had 8,513,414 shares of common stock outstanding at $0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At March 31, 2021 and June 30, 2020
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2021	June 30, 2020
Cash and due from banks	$145,777	$40,463
Federal funds sold	10	-
Total cash and cash equivalents	145,787	40,463

Long term certificates of deposit	4,558	4,070
Securities available-for-sale, at fair value	404,186	226,709
Securities held-to-maturity, at amortized cost (fair value $464,419 at March 31, 2021; $405,512 at June 30, 2020)	444,073	383,657
Equity securities, at fair value	286	267
Federal Home Loan Bank stock, at cost	884	1,226

Loans	1,090,880	1,012,660
Allowance for loan losses	(19,668)	(16,391)
Unearned origination fees and costs, net	(2,714)	(2,747)
Net loans receivable	1,068,498	993,522

Premises and equipment, net	13,976	13,658
Bank owned life insurance	40,173	-
Accrued interest receivable	9,132	8,207
Foreclosed real estate	160	-
Prepaid expenses and other assets	11,110	5,024
Total assets	$2,142,823	$1,676,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$168,714	$138,187
Interest-bearing deposits	1,791,315	1,362,888
Total deposits	1,960,029	1,501,075

Borrowings from other banks, short-term	2,000	17,884
Borrowings from Federal Home Loan Bank, long-term	-	7,600
Subordinated notes payable, net	19,622	-
Accrued expenses and other liabilities	22,085	21,439
Total liabilities	2,003,736	1,547,998

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340; Outstanding – 8,513,414 shares at March 31, 2021, and June 30, 2020	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	132,629	118,263
Accumulated other comprehensive loss	(4,512)	(428)
Treasury stock, at cost 97,926 shares at March 31, 2021, and June 30, 2020	(908)	(908)
Total shareholders’ equity	139,087	128,805
Total liabilities and shareholders’ equity	$2,142,823	$1,676,803

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Interest income:
Loans	$11,567	$9,955	$33,525	$29,161
Investment securities - taxable	200	178	526	509
Mortgage-backed securities	981	1,327	3,021	3,832
Investment securities - tax exempt	2,010	1,771	5,945	5,129
Interest-bearing deposits and federal funds sold	30	206	58	611
Total interest income	14,788	13,437	43,075	39,242

Interest expense:
Interest on deposits	951	2,239	3,393	6,494
Interest on borrowings	267	57	687	196
Total interest expense	1,218	2,296	4,080	6,690

Net interest income	13,570	11,141	38,995	32,552
Provision for loan losses	1,434	1,425	3,939	2,666
Net interest income after provision for loan losses	12,136	9,716	35,056	29,886

Noninterest income:
Service charges on deposit accounts	815	1,034	2,555	3,270
Debit card fees	951	698	2,761	2,196
Investment services	174	120	551	433
E-commerce fees	25	24	82	90
Bank owned life insurance	173	-	173	-
Other operating income	223	250	711	719
Total noninterest income	2,361	2,126	6,833	6,708

Noninterest expense:
Salaries and employee benefits	4,788	4,412	13,966	12,346
Occupancy expense	605	496	1,584	1,403
Equipment and furniture expense	168	191	483	598
Service and data processing fees	674	626	1,958	1,838
Computer software, supplies and support	368	285	1,001	791
Advertising and promotion	108	115	328	373
FDIC insurance premiums	204	159	552	132
Legal and professional fees	386	274	981	878
Other	1,066	670	2,187	1,826
Total noninterest expense	8,367	7,228	23,040	20,185

Income before provision for income taxes	6,130	4,614	18,849	16,409
Provision for income taxes	872	563	2,521	2,382
Net income	$5,258	$4,051	$16,328	$14,027

Basic and diluted earnings per share	$0.62	$0.47	$1.92	$1.64
Basic and diluted average shares outstanding	8,513,414	8,531,304	8,513,414	8,535,391
Dividends per share	$0.12	$0.11	$0.36	$0.33

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Net Income	$5,258	$4,051	$16,328	$14,027
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale securities	(5,261)	570	(5,528)	49
Tax effect	(1,375)	149	(1,444)	13
Net of tax amount	(3,886)	421	(4,084)	36

Total other comprehensive (loss) income, net of taxes	(3,886)	421	(4,084)	36

Comprehensive income	$1,372	$4,472	$12,244	$14,063

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2019	$861	$11,017	$110,374	$(1,391)	$(315)	$120,546
Stock repurchases					(593)	(593)
Dividends declared			(432)			(432)
Net income			4,051			4,051
Other comprehensive income, net of taxes				421		421
Balance at March 31, 2020	$861	$11,017	$113,993	$(970)	$(908)	$123,993

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2020	$861	$11,017	$128,392	$(626)	$(908)	$138,736
Dividends declared			(1,021)			(1,021)
Net income			5,258			5,258
Other comprehensive loss, net of taxes				(3,886)		(3,886)
Balance at March 31, 2021	$861	$11,017	$132,629	$(4,512)	$(908)	$139,087

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2019	$861	$11,017	$101,774	$(1,006)	$(277)	$112,369
Stock repurchases					(631)	(631)
Dividends declared			(1,808)			(1,808)
Net income			14,027			14,027
Other comprehensive income, net of taxes				36		36
Balance at March 31, 2020	$861	$11,017	$113,993	$(970)	$(908)	$123,993

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2020	$861	$11,017	$118,263	$(428)	$(908)	$128,805
Dividends declared			(1,962)			(1,962)
Net income			16,328			16,328
Other comprehensive loss, net of taxes				(4,084)		(4,084)
Balance at March 31, 2021	$861	$11,017	$132,629	$(4,512)	$(908)	$139,087

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands)
	2021	2020
Cash flows from operating activities:
Net Income	$16,328	$14,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	573	539
Deferred income tax benefit	(535)	(285)
Net amortization of investment premiums and discounts	2,657	625
Net (accretion) amortization of deferred loan costs and fees	(2,498)	386
Amortization of subordinated debt issuance costs	45	-
Provision for loan losses	3,939	2,666
Bank owned life insurance income	(173)	-
Net (gain) loss on equity securities	(19)	15
Net gain on sale of foreclosed real estate	(92)	(19)
Net (decrease) increase in accrued income taxes	(2,817)	762
Net increase in accrued interest receivable	(925)	(1,653)
Net increase in prepaid expenses and other assets	(1,699)	(1,944)
Net increase in other liabilities	1,055	2,687
Net cash provided by operating activities	15,839	17,806

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	147,554	70,520
Purchases of securities	(349,067)	(164,360)
Principal payments on securities	17,105	7,329
Securities held-to-maturity:
Proceeds from maturities	21,478	22,873
Purchases of securities	(129,761)	(121,783)
Principal payments on securities	46,619	20,127
Net redemption of Federal Home Loan Bank Stock	342	563
Maturity of long term certificates of deposit	735	245
Purchase of long term certificates of deposit	(1,229)	(1,441)
Purchase of bank owned life insurance	(40,000)	-
Net increase in loans receivable	(76,717)	(101,264)
Proceeds from sale of foreclosed real estate	232	287
Purchases of premises and equipment	(891)	(650)
Net cash used by investing activities	(363,600)	(267,554)

Cash flows from financing activities
Net decrease in short-term FHLB advances	-	(8,000)
Net (decrease) increase in short-term advances other banks	(15,884)	4,000
Repayment of long-term FHLB advances	(7,600)	(4,500)
Net proceeds from subordinated notes payable	19,577	-
Payment of cash dividends	(1,962)	(1,808)
Purchase of treasury stock	-	(631)
Net increase in deposits	458,954	308,963
Net cash provided by financing activities	453,085	298,024

Net increase in cash and cash equivalents	105,324	48,276
Cash and cash equivalents at beginning of period	40,463	29,538
Cash and cash equivalents at end of period	$145,787	$77,814

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$300	$215
Cash paid during period for:
Interest	$4,084	$6,675
Income taxes	$5,873	$1,904

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Nine Months Ended March 31, 2021 and 2020

(1)          Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2020 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. The consolidated financial statements at and for the three and nine months ended March 31, 2021 and 2020 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2020, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. The Company had no reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2021. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. There have been no significant changes in the application of this critical accounting policy during the three and nine months ended March 31, 2021, other than those implemented to respond to the coronavirus pandemic (“COVID-19”) as developed and initiated by governmental laws and programs as discussed throughout this document such as the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) including the Paycheck Protection Program (“PPP”) developed under this law.

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

During calendar year 2020, the world began and continues to respond to the pandemic.  COVID-19 has caused business shutdowns or slowdowns, limitations on commercial activity, increased unemployment and commercial property vacancy rates, reduced profitability and ability for borrowers to make mortgage or other lending commitments.  The overall economic and financial market instability has impacted households, individuals and businesses.   The Company continues to closely monitor the impact of the pandemic on our business and results of operations.  The Company recognizes and appreciates the staff who continue to assist retail customers, municipalities and businesses in the communities in which the Company operates as the country and world continue to work through the pandemic.  Management believes it is still well positioned to withstand the continued financial impact from this health crisis as it stands by and works hand in hand with local businesses, individuals and households to be stronger than ever.

Depending upon the duration of the COVID-19 pandemic and the adequacy of strategies put in place by local and federal governments, borrowers may not have the ability to repay their debts which may ultimately result in losses to the Company.  The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Company.  Once these stimulus programs have been discontinued, the Company’s may experience deterioration in the credit portfolio and loan losses may materialize.  The risk of credit losses will be contingent upon efficacy of vaccines including distribution and customers and businesses ability to return to pre-pandemic routines.  Economic uncertainty remains high and volatility may continue.  Management continues to closely monitor credit relationships, particularly those on payment deferral or adversely classified discussed in more detail below.

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

Index
(4)          Securities

Securities at March 31, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Government sponsored enterprises	$13,081	$-	$448	$12,633
U.S. Treasury securities	19,699	-	79	19,620
State and political subdivisions	209,639	375	-	210,014
Mortgage-backed securities-residential	39,492	273	349	39,416
Mortgage-backed securities-multi-family	122,425	610	3,672	119,363
Corporate debt securities	3,009	131	-	3,140
Total securities available-for-sale	407,345	1,389	4,548	404,186
Securities held-to-maturity:
State and political subdivisions	294,382	15,963	426	309,919
Mortgage-backed securities-residential	32,908	695	202	33,401
Mortgage-backed securities-multi-family	103,448	4,381	110	107,719
Corporate debt securities	7,849	58	76	7,831
Other securities	5,486	63	-	5,549
Total securities held-to-maturity	444,073	21,160	814	464,419
Total securities	$851,418	$22,549	$5,362	$868,605

Securities at June 30, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Government sponsored enterprises	$502	$2	$-	$504
State and political subdivisions	176,064	1,043	-	177,107
Mortgage-backed securities-residential	15,148	380	-	15,528
Mortgage-backed securities-multi-family	28,116	798	4	28,910
Corporate debt securities	4,510	163	13	4,660
Total securities available-for-sale	224,340	2,386	17	226,709
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	11	-	2,011
State and political subdivisions	210,535	14,286	3	224,818
Mortgage-backed securities-residential	38,884	1,002	15	39,871
Mortgage-backed securities-multi-family	127,582	6,680	21	134,241
Corporate debt securities	2,593	7	130	2,470
Other securities	2,063	38	-	2,101
Total securities held-to-maturity	383,657	22,024	169	405,512
Total securities	$607,997	$24,410	$186	$632,221

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations including subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. At March 31, 2021, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. Government sponsored enterprises	$12,633	$448	3	$-	$-	-	$12,633	$448	3
U.S. Treasury securities	19,620	79	2	-	-	-	19,620	79	2
Mortgage-backed securities-residential	24,844	349	6	-	-	-	24,844	349	6
Mortgage-backed securities-multi-family	89,334	3,672	31	-	-	-	89,334	3,672	31
Total securities available-for-sale	146,431	4,548	42	-	-	-	146,431	4,548	42
Securities held-to-maturity:
State and political subdivisions	33,767	426	78	-	-	-	33,767	426	78
Mortgage-backed securities-residential	13,553	202	3	-	-	-	13,553	202	3
Mortgage-backed securities-multi-family	3,507	110	2	-	-	-	3,507	110	2
Corporate debt securities	2,447	53	2	476	23	1	2,923	76	3
Total securities held-to-maturity	53,274	791	85	476	23	1	53,750	814	86
Total securities	$199,705	$5,339	127	$476	$23	1	$200,181	$5,362	128

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

Index
For debt securities, credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”). Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis. Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2021. Management believes that the reasons for the decline in fair value are due to lower interest rates and partially due to COVID-19 uncertainty at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the three and nine months ended March 31, 2021 or 2020. During the three and nine months ended March 31, 2021 and 2020, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and nine months ended March 31, 2021 and 2020.

The estimated fair values of debt securities at March 31, 2021, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$206,936	$207,302
After one year through five years	6,160	6,271
After five years through ten years	30,832	30,316
After ten years	1,500	1,518
Total available-for-sale debt securities	245,428	245,407
Mortgage-backed securities	161,917	158,779
Total available-for-sale securities	407,345	404,186

Held-to-maturity debt securities
Within one year	44,456	45,152
After one year through five years	110,214	114,874
After five years through ten years	75,884	81,133
After ten years	77,163	82,140
Total held-to-maturity debt securities	307,717	323,299
Mortgage-backed securities	136,356	141,120
Total held-to-maturity securities	444,073	464,419
Total debt securities	$851,418	$868,605

At March 31, 2021 and June 30, 2020, respectively, securities with an aggregate fair value of $852.6 million and $619.3 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank. At March 31, 2021 and June 30, 2020, securities with an aggregate fair value of $3.1 million and $4.7 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. Greene County Bancorp, Inc. did not participate in any securities lending programs during the three and nine months ended March 31, 2021 or 2020, respectively.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and nine months ended March 31, 2021 or 2020.

Index
(5)          Loans and Allowance for Loan Losses

Loan segments and classes at March 31, 2021 and June 30, 2020 are summarized as follows:
(In thousands)	March 31, 2021	June 30, 2020
Residential real estate:
Residential real estate	$305,267	$279,332
Residential construction and land	8,467	11,847
Multi-family	37,470	25,104
Commercial real estate:
Commercial real estate	454,792	381,415
Commercial construction	66,913	74,920
Consumer loan:
Home equity	18,957	22,106
Consumer installment	4,499	4,817
Commercial loans	194,515	213,119
Total gross loans	1,090,880	1,012,660
Allowance for loan losses	(19,668)	(16,391)
Unearned origination fees and costs, net	(2,714)	(2,747)
Loans receivable, net	$1,068,498	$993,522

The Bank of Greene County continues working with borrowers through the current pandemic. The Company instituted a loan deferment program in response to the COVID-19 pandemic whereby deferral of principal payments or principal and interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act and extended under the Consolidated Appropriations Act which was signed into law on December 27, 2020.

Under Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), loans less than 30 days past due as of March 31, 2020 will be considered current for COVID-19 modifications. Provisions under Section 4013 of the CARES Act were extended as part of the Consolidated Appropriations Act signed into law on December 27, 2020. A financial institution can suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.  The Company has worked with customers following the guidance and standards set forth in the various federal and state laws and regulatory guidance issued in response to the global pandemic.

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

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be collateral-based, with loan amounts based on fixed loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. Over the past few years, The Bank of Greene County has shifted more focus on the origination of commercial loans including commercial real estate.  The Bank of Greene County has also formed relationships with other community banks within our region to participate in larger commercial loan relationships.  These types of loans are generally considered to be riskier due to the size and complexity of the loan relationship. By entering into a participation agreement with the other bank, The Bank of Greene County can obtain the loan relationship while limiting its exposure to credit loss. Management completes its due diligence in underwriting these loans and monitors the servicing of these loans.  During the quarter ended March 31, 2021, the Company had on average outstanding $77.6 million in PPP loans which are unsecured commercial loans and are 100% guaranteed by the Small Business Administration.

Index
Loan balances by internal credit quality indicator at March 31, 2021 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$301,919	$495	$81	$2,772	$305,267
Residential construction and land	8,467	-	-	-	8,467
Multi-family	35,493	-	1,613	364	37,470
Commercial real estate	426,657	-	17,918	10,217	454,792
Commercial construction	63,913	-	2,000	1,000	66,913
Home equity	18,393	-	-	564	18,957
Consumer installment	4,499	-	-	-	4,499
Commercial loans	188,016	-	2,572	3,927	194,515
Total gross loans	$1,047,357	$495	$24,184	$18,844	$1,090,880

Loan balances by internal credit quality indicator at June 30, 2020 are shown below.

(In thousands)	Performing	Watch	Special Mention	Substandard	Total
Residential real estate	$274,973	$626	$996	$2,737	$279,332
Residential construction and land	11,847	-	-	-	11,847
Multi-family	23,336	-	1,645	123	25,104
Commercial real estate	364,884	-	13,189	3,342	381,415
Commercial construction	67,844	-	6,974	102	74,920
Home equity	21,466	-	-	640	22,106
Consumer installment	4,792	25	-	-	4,817
Commercial loans	210,031	50	2,675	363	213,119
Total gross loans	$979,173	$701	$25,479	$7,307	$1,012,660

The Company had no loans classified doubtful or loss at March 31, 2021 and June 30, 2020. Loans classified as substandard or special mention totaled $43.0 million at March 31, 2021 and $32.8 million at June 30, 2020, an increase of $10.2 million.  Loans classified as substandard or special mention increased due to insufficient cash flows and revenues for commercial real estate and commercial loans related to the COVID-19 pandemic. These newly classified loans were all performing as of March 31, 2021.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2021 and June 30, 2020. Loans on nonaccrual status totaled $2.7 million at March 31, 2021 of which $752,000 were in the process of foreclosure. At March 31, 2021, there were six residential loans in the process of foreclosure totaling $450,000 with the remainder in commercial loans. Included in nonaccrual loans were $1.6 million of loans which were less than 90 days past due at March 31, 2021, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $4.1 million at June 30, 2020 of which $1.3 million were in the process of foreclosure. At June 30, 2020, there were eight residential loans in the process of foreclosure totaling $1.0 million. Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at June 30, 2020, but have a recent history of delinquency greater than 90 days past due. The decrease in nonaccrual loans during the nine months ended March 31, 2021, was primarily due to $1.4 million in loan repayments, $583,000 in charge-offs, $293,000 in loans returned to performing status, offset by $907,000 of loans placed into nonperforming status.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at March 31, 2021:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$2,078	$306	$453	$2,837	$302,430	$305,267	$1,582
Residential construction and land	-	-	-	-	8,467	8,467	-
Multi-family	-	-	-	-	37,470	37,470	-
Commercial real estate	5,012	127	345	5,484	449,308	454,792	529
Commercial construction	-	-	-	-	66,913	66,913	-
Home equity	14	101	128	243	18,714	18,957	243
Consumer installment	25	-	-	25	4,474	4,499	-
Commercial loans	991	117	118	1,226	193,289	194,515	312
Total gross loans	$8,120	$651	$1,044	$9,815	$1,081,065	$1,090,880	$2,666

The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2020:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$871	$345	$1,691	$2,907	$276,425	$279,332	$2,513
Residential construction and land	-	-	-	-	11,847	11,847	-
Multi-family	-	-	151	151	24,953	25,104	151
Commercial real estate	393	189	374	956	380,459	381,415	781
Commercial construction	-	-	-	-	74,920	74,920	-
Home equity	29	-	238	267	21,839	22,106	319
Consumer installment	36	25	-	61	4,756	4,817	-
Commercial loans	48	72	245	365	212,754	213,119	313
Total gross loans	$1,377	$631	$2,699	$4,707	$1,007,953	$1,012,660	$4,077

The Bank of Greene County had no accruing loans delinquent more than 90 days at March 31, 2021 or June 30, 2020, respectively. The loans delinquent more than 90 days and accruing consist of loans that are well collateralized and the borrowers have demonstrated the ability and willingness to pay. The borrower has made arrangements with the Bank to bring the loan current within a specified time period and has made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three and nine months ended March 31:

	For the three months ended March 31,		For the nine months ended March 31
(In thousands)	2021	2020	2021	2020
Interest income that would have been recorded if loans had been performing in accordance with original terms	$43	$64	$174	$218
Interest income that was recorded on nonaccrual loans	36	51	116	143

In order to assist borrowers through the COVID-19 pandemic, the Company instituted a loan deferment program in response to the COVID-19 pandemic whereby deferral of principal and/or interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act and extended under the Consolidated Appropriations Act which was signed into law on December 27, 2020. Payment deferrals consisted of either principal deferrals or full payment deferrals. Based on guidance provided by bank regulators on March 22, 2020 regarding deferrals granted due to COVID-19, these have not been reported as delinquent and we will continue to recognize interest income during the deferral period. At March 31, 2021, there were eight loans totaling $248,000 on nonaccrual that previously participated in this loan deferment program due to COVID-19.

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

The tables below detail additional information on impaired loans at the date or periods indicated:

	At March 31, 2021			For the three months ended March 31, 2021		For the nine months ended March 31, 2021
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$378	$378	$-	$381	$1	$392	$11
Multi-family	-	-	-	-	-	40	-
Commercial real estate	300	300	-	307	-	321	3
Home equity	229	229	-	230	-	173	-
Commercial loans	103	103	-	105	-	164	8
Impaired loans with no allowance	1,010	1,010	-	1,023	1	1,090	22

With an allowance recorded:
Residential real estate	730	730	113	710	2	1,053	27
Commercial construction	102	102	27	102	-	102	-
Home equity	321	321	74	321	2	381	12
Commercial loans	1,756	1,756	73	1,235	85	417	110
Impaired loans with allowance	2,909	2,909	287	2,368	89	1,953	149

Total impaired:
Residential real estate	1,108	1,108	113	1,091	3	1445	38
Multi-family	-	-	-	-	-	40	-
Commercial real estate	300	300	-	307	-	321	3
Commercial construction	102	102	27	102	-	102	-
Home equity	550	550	74	551	2	554	12
Commercial loans	1,859	1,859	73	1,340	85	581	118
Total impaired loans	$3,919	$3,919	$287	$3,391	$90	$3,043	$171

Index
	At June 30, 2020			For the three months ended March 31, 2020		For the nine months ended March 31, 2020
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$868	$868	$-	$702	11	645	52
Multi-family	123	123	-	42	-	14	-
Commercial real estate	344	344	-	362	1	549	13
Home equity	128	128	-	136	-	177	-
Commercial loans	145	145	-	163	-	134	1
Impaired loans with no allowance	1,608	1,608	-	1,405	12	1,519	66

With an allowance recorded:
Residential real estate	995	995	127	1,176	7	1,227	39
Multi-family	-	-	-	85	-	72	1
Commercial real estate	-	-	-	-	-	35	3
Commercial construction	102	102	15	102	-	102	-
Home equity	431	431	73	449	7	414	21
Commercial loans	134	134	13	165	5	151	9
Impaired loans with allowance	1,662	1,662	228	1,977	19	2,001	73

Total impaired:
Residential real estate	1,863	1,863	127	1,878	18	1,872	91
Multi-family	123	123	-	127	-	86	1
Commercial real estate	344	344	-	362	1	584	16
Commercial construction	102	102	15	102	-	102	-
Home equity	559	559	73	585	7	591	21
Commercial loans	279	279	13	328	5	285	10
Total impaired loans	$3,270	$3,270	$228	$3,382	31	3,520	139

The table below details loans that have been modified as a troubled debt restructuring.

	Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial loans	3	$1,391	$1,391	4	$1,415	$1,415
Commercial real estates	1	$342	$342	1	$342	$342
Residential real estate	1	$70	$70	1	$70	$70

The increase in total impaired loans for the nine months ended March 31, 2021, is primarily due to five commercial loans totaling $1.7 million and a $70,000 residential loan modified as a troubled debt restructuring through a combination of below market interest rates and lengthened maturities, offset by loans that were paid off.  There were no loans that were modified as a trouble debt restructuring during the three and nine months ended March 31, 2020. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2020 or 2019 which have subsequently defaulted during the three and nine months ended March 31, 2021 or 2020, respectively.

The Bank of Greene County continues working with borrowers through the current pandemic. During fiscal 2020, the Company instituted a loan deferment program in response to the COVID-19 pandemic whereby deferral of principal and/or interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act and extended under the Consolidated Appropriations Act which was signed into law on December 27, 2020. At March 31, 2021, the Company still had $18.8 million consisting of 30 loans on payment deferral as a result of the pandemic, which is down from $193.5 million consisting of 706 loans at June 30, 2020. Based on guidance provided by bank regulators on March 22, 2020 regarding deferrals granted due to COVID-19, we have not reported these loans as delinquent and will continue to recognize interest income during the deferral period. These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.  The banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. Based on this guidance, the Company does not believe that TDRs will significantly change as a result of the modifications granted.

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

The Bank of Greene County recognizes that strategies put in place to assist borrowers through the COVID-19 pandemic may not be sufficient to fully mitigate the impact to borrowers and that it is likely that a portion of the loan portfolio will default and result in losses to The Bank of Greene County. As a result, The Bank of Greene County has increased its provision for loan losses for the three and nine months ended March 31, 2021 to $1.4 million and $3.9 million, respectively, from $1.4 million and $2.7 million for the three and nine months ended March 31, 2020, respectively. The adequacy of containment strategies introduced to mitigate the impact of COVID-19 to both the economy and local businesses remains uncertain.  The increase in provision for loan losses for the nine months ended March 31, 2021 was due to the impact of the COVID-19 pandemic as well as growth in gross loans and an increase in loans adversely classified.  Management continues to monitor changes within its economic environment and loan portfolio adjusting the allowance for loan loss as necessary to remain adequately reserved.

Index
The following tables set forth the activity and allocation of the allowance for loan losses by loan category during and at the periods indicated. The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	Activity for the three months ended March 31, 2021
(In thousands)	Balance at December 31, 2020	Charge-offs	Recoveries	Provision	Balance at March 31, 2021
Residential real estate	$1,998	$-	$3	$(16)	$1,985
Residential construction and land	90	-	-	11	101
Multi-family	276	-	-	38	314
Commercial real estate	10,207	-	-	1,572	11,779
Commercial construction	1,847	-	-	94	1,941
Home equity	265	-	-	(64)	201
Consumer installment	256	101	62	(59)	157
Commercial loans	3,331	-	-	(141)	3,190
Total	$18,270	$101	$65	$1,434	$19,668

	Activity for the nine months ended March 31, 2021
(In thousands)	Balance at June 30, 2020	Charge-offs	Recoveries	Provision	Balance at March 31, 2021
Residential real estate	$2,091	$26	$10	$(90)	$1,985
Residential construction and land	141	-	-	(40)	101
Multi-family	176	-	-	138	314
Commercial real estate	8,634	-	-	3,145	11,779
Commercial construction	2,053	-	-	(112)	1,941
Home equity	295	-	-	(94)	201
Consumer installment	197	247	101	107	157
Commercial loans	2,804	500	-	886	3,190
Total	$16,391	$773	$111	$3,939	$19,668

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At March 31, 2021 Impairment Analysis		Ending Balance At March 31, 2021 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$113	$1,872	$1,108	$304,159
Residential construction and land	-	101	-	8,467
Multi-family	-	314	-	37,470
Commercial real estate	-	11,779	300	454,492
Commercial construction	27	1,914	102	66,811
Home equity	74	127	550	18,407
Consumer installment	-	157	-	4,499
Commercial loans	73	3,117	1,859	192,656
Total	$287	$19,381	$3,919	$1,086,961

Index
	Activity for the three months ended March 31, 2020
(In thousands)	Balance at December 31, 2019	Charge-offs	Recoveries	Provision	Balance at March 31, 2020
Residential real estate	$1,470	$-	$3	$391	$1,864
Residential construction and land	93	-	-	8	101
Multi-family	147	-	-	6	153
Commercial real estate	7,510	-	-	453	7,963
Commercial construction	1,467	-	-	355	1,822
Home equity	270	-	-	3	273
Consumer installment	366	111	33	12	300
Commercial loans	2,661	129	-	164	2,696
Unallocated	-	-	-	33	33
Total	$13,984	$240	$36	$1,425	$15,205

	Activity for the nine months ended March 31, 2020
(In thousands)	Balance at June 30, 2019	Charge-offs	Recoveries	Provision	Balance at March 31, 2020
Residential real estate	$2,026	$101	$13	$(74)	$1,864
Residential construction and land	87	-	-	14	101
Multi-family	180	-	-	(27)	153
Commercial real estate	7,110	-	-	853	7,963
Commercial construction	872	-	-	950	1,822
Home equity	314	-	-	(41)	273
Consumer installment	250	359	83	326	300
Commercial loans	2,361	333	36	632	2,696
Unallocated	-	-	-	33	33
Total	$13,200	$793	$132	$2,666	$15,205

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2020 Impairment Analysis		Ending Balance June 30, 2020 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$127	$1,964	$1,863	$277,469
Residential construction and land	-	141	-	11,847
Multi-family	-	176	123	24,981
Commercial real estate	-	8,634	344	381,071
Commercial construction	15	2,038	102	74,818
Home equity	73	222	559	21,547
Consumer installment	-	197	-	4,817
Commercial loans	13	2,791	279	212,840
Total	$228	$16,163	$3,270	$1,009,390

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at March 31, 2021 and June 30, 2020:

(in thousands)	March 31, 2021	June 30, 2020
Residential real estate	$160	$-
Total foreclosed real estate	$160	$-

Index
(6)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured at March 31, 2021 and June 30, 2020 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

The FASB ASC Topic on “Fair Value Measurement” established a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. The fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are not adjusted for transaction costs. A fair value hierarchy exists within GAAP that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,633	$-	$12,633	$-
U.S. Treasury securities	19,620	-	19,620	-
State and political subdivisions	210,014	-	210,014	-
Mortgage-backed securities-residential	39,416	-	39,416	-
Mortgage-backed securities-multi-family	119,363	-	119,363	-
Corporate debt securities	3,140	3,140	-	-
Securities available-for-sale	$404,186	$3,140	$401,046	$-
Equity securities	286	286	-	-
Total securities measured at fair value	$404,472	$3,426	$401,046	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$504	$-	$504	$-
State and political subdivisions	177,107	-	177,107	-
Mortgage-backed securities-residential	15,528	-	15,528	-
Mortgage-backed securities-multi-family	28,910	-	28,910	-
Corporate debt securities	4,660	4,660	-	-
Securities available-for-sale	$226,709	$4,660	$222,049	$-
Equity securities	267	267	-	-
Total securities measured at fair value	$226,976	$4,927	$222,049	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Impaired loans	$3,038	$287	$2,751	$-	$-	$2,751
Foreclosed real estate	160	-	160	-	-	160

June 30, 2020
Impaired loans	$1,809	$228	$1,581	$-	$-	$1,581

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
March 31, 2021
Impaired Loans	$451	Appraisal of collateral(1)	Appraisal adjustments(2)	8.57%-33.73%	25.90%
			Liquidation expenses(3)	3.98%-5.49%	4.45%
	2,300	Discounted cash flow	Discount rate	4.19%-7.49%	6.08%
Foreclosed real estate	160	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.01%-10.46%	9.05%
June 30, 2020
Impaired loans	$1,143	Appraisal of collateral(1)	Appraisal adjustments(2)	8.57%-33.73%	27.55%
			Liquidation expenses(3)	3.98%-6.88%	4.64%
	438	Discounted cash flow	Discount rate	4.19%-6.63%	5.64%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At March 31, 2021 and June 30, 2020, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	March 31, 2021		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$145,787	$145,787	$145,787	$-	$-
Long term certificate of deposit	4,558	4,558	4,558	-	-
Securities available-for-sale	404,186	404,186	3,140	401,046	-
Securities held-to-maturity	444,073	464,419	-	464,419	-
Equity securities	286	286	286	-	-
Federal Home Loan Bank stock	884	884	-	884	-
Net loans receivable	1,068,498	1,064,877	-	-	1,064,877
Accrued interest receivable	9,132	9,132	-	9,132	-
Deposits	1,960,029	1,960,462	-	1,960,462	-
Borrowings	2,000	2,003	-	2,003	-
Subordinated notes payable, net	19,622	19,943	-	19,943	-
Accrued interest payable	115	115	-	115	-

(In thousands)	June 30, 2020		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$40,463	$40,463	$40,463	$-	$-
Long term certificate of deposit	4,070	4,070	4,070	-	-
Securities available-for-sale	226,709	226,709	4,660	222,049	-
Securities held-to-maturity	383,657	405,512	-	405,512	-
Equity Securities	267	267	267	-	-
Federal Home Loan Bank stock	1,226	1,226	-	1,226	-
Net loans receivable	993,522	1,004,031	-	-	1,004,031
Accrued interest receivable	8,207	8,027	-	8,027	-
Deposits	1,501,075	1,051,628	-	1,501,628	-
Borrowings	25,484	25,602	-	25,602	-
Accrued interest payable	119	119	-	119	-

(7)          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no dilutive or anti-dilutive securities or contracts outstanding during the three and nine months ended March 31, 2021 and 2020.

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020

Net Income	$5,258,000	$4,051,000	$16,328,000	$14,027,000
Weighted Average Shares – Basic	8,513,414	8,531,304	8,513,414	8,535,391
Weighted Average Shares - Dilute	8,513,414	8,531,304	8,513,414	8,535,391

Earnings per share - Basic	$0.62	$0.47	$1.92	$1.64
Earnings per share - Diluted	$0.62	$0.47	$1.92	$1.64

Index
(8)          Dividends

On January 20, 2021, Greene County Bancorp, Inc. (NASDAQ-GCBC) announced that its Board of Directors has approved a quarterly cash dividend of $0.12 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.48 per share, which is the same rate as the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of February 15, 2021, and was paid on February 26, 2021. Greene County Bancorp, MHC did not waive its right to receive this dividend.

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

Index
In March 2020, the FASB issued an Update (ASU 2020-04), Reference Rate Reform (Topic 848). On January 7, 2021, the FASB issued (ASU 2021-01), which refines the scope of ASC 848 and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the London Interbank Offered Rate (“LIBOR”) or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  The Company’s initial evaluation of LIBOR exposure appears to be minimal and limited to a couple of participation loans or risk participation agreements. The Company is working with the other lead lenders to determine if any potential contract modifications are needed.

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

(10)        Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and nine months ended March 31, 2021 and 2020 were as follows:
	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2021	2020	2021	2020
Interest cost	$41	$49	$122	$147
Expected return on plan assets	(64)	(63)	(191)	(189)
Amortization of net loss	52	40	157	120
Net periodic pension cost	$29	$26	$88	$78

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

Index
The net periodic pension costs related to the SERP Plan for the three and nine months ended March 31, 2021 were $267,000 and $793,000. The net periodic pension costs related to the SERP Plan for the three and nine months ended March 31, 2020 were $219,000 and $638,000. The total liability for the SERP Plan was $7.7 million at March 31, 2021 and $6.4 million at June 30, 2020, respectively, and is included in accrued expenses and other liabilities. The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and nine months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Number of options outstanding, beginning of period	1,705,600	1,765,100	1,765,100	1,711,600
Options Granted	-	-	523,700	614,700
Options Forfeited	-	-	-	(7,000)
Options Paid in Cash	(198,000)	-	(781,200)	(554,200)
Number of options outstanding, end of period	1,507,600	1,765,100	1,507,600	1,765,100

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2021	2020	2021	2020
Cash paid out on options vested	$813	$-	$3,920	$2,516
Compensation costs recognized	1,105	875	2,712	2,270

The total liability for the Plan was $3.7 million and $4.9 million at March 31, 2021 and June 30, 2020, respectively, and is included in accrued expenses and other liabilities.

Index
(12)        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at March 31, 2021 and 2020 are presented as follows:

Activity for the three months ended March 31, 2021 and 2020
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - December 31, 2019	$447	$(1,838)	$(1,391)
Other comprehensive income before reclassification	421	-	421
Other comprehensive income for the three months ended March 31, 2020	421	-	421
Balance - March 31, 2020	$868	$(1,838)	$(970)

Balance – December 31, 2020	$1,552	$(2,178)	$(626)
Other comprehensive loss before reclassification	(3,886)	-	(3,886)
Other comprehensive loss for the three months ended March 31, 2021	(3,886)	-	(3,886)
Balance - March 31, 2021	$(2,334)	$(2,178)	$(4,512)

Activity for the nine months ended March 31, 2021 and 2020
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance at June 30, 2019	$832	$(1,838)	$(1,006)
Other comprehensive income before reclassification	36	-	36
Other comprehensive income for the nine months ended March 31, 2020	36	-	36
Balance at March 31, 2020	$868	$(1,838)	$(970)

Balance at June 30, 2020	$1,750	$(2,178)	$(428)
Other comprehensive loss before reclassification	(4,084)	-	(4,084)
Other comprehensive loss for the nine months ended March 31, 2021	(4,084)	-	(4,084)
Balance at March 31, 2021	$(2,334)	$(2,178)	$(4,512)

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

Index
The following table presents revenues subject to ASC 606 for the three and nine months ended March 31, 2021 and 2020, respectively.

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2021	2020	2021	2020
Service charges on deposit accounts
Insufficient funds fees	$704	$928	$2,230	$2,950
Deposit related fees	38	40	112	120
ATM/point of sale fees	73	66	213	200
Total service charges	815	1,034	2,555	3,270
Interchange fee and incentive income
Debit card interchange and incentive fees	951	698	2,761	2,196
E-commerce fee income
E-commerce fees	25	24	82	90
Investment services income
Investment services	174	120	551	433
Sales of assets
Net gain (loss) on foreclosed real estate	7	(57)	92	19

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

Debit Card Interchange and Incentive Fee Income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa DPS payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to cardholder.  The Company also earns contract incentives to participate in the Visa network.

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

Index
The following includes quantitative data related to the Company’s operating leases as of March 31, 2021 and June 30, 2020, and for the three and nine months ended March 31, 2021 and 2020:

(In thousands, except weighted-average information).
Operating lease amounts:	March 31, 2021	June 30, 2020
Right-of-use assets	$1,966	$1,575
Lease liabilities	$1,994	$1,587

	Three months ended March 31,	Three months ended March 31,
	2021	2020
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$82	$70
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

Lease costs:
Operating lease cost	$81	$63
Variable lease cost	$10	$10

	Nine months ended March 31,	Nine months ended March 31,
	2021	2020
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$225	$226
Right-of-use assets obtained in exchange for new operating lease liabilities	$625	$1,840

Lease costs:
Operating lease cost	$241	$205
Variable lease cost	$30	$30

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of March 31, 2021:

(in thousands)
Within the twelve months ended March 31,
2021	$337
2022	282
2023	276
2024	283
2025	266
Thereafter	721
Total undiscounted cash flow	2,165
Less net present value adjustment	(171)
Lease Liability	$1,994

Weighted-average remaining lease term (Years)	5.97
Weighted-average discount rate	2.23%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition. The Company entered into a new lease commitment for a new branch location on Wolf Road, in Colonie, NY during the year ended June 30, 2020.  This lease commenced on July 1, 2020.

Index
(15)        Subsequent events

On April 21, 2021, the Board of Directors declared a cash dividend for the quarter ended March 31, 2021 of $0.12 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.48 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 15, 2021, and will be paid on May 28, 2021.  The MHC intends to waive its receipt of this dividend.

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

Interest rate risk is the exposure of the Company’s net interest income to adverse movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancing, and the flow and mix of deposits.

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

COVID-19 is expected to continue to impact the economy and the Company’s financial results as well as demand for services and products during the remainder for the fiscal year ending June 30, 2021 and into the following fiscal year.  The Company has implemented various plans, strategies, and protocols to protect its employees, customers and other stakeholders in response to the pandemic.  The Company imposed business travel restrictions, implemented quarantine and remote work from home protocols, and at times during the pandemic, the Company implemented drive-thru only or by appointment protocols for branches and other operational areas which may be reinstated if needed.  Enhanced cleaning, sanitation processes and social distancing measurers were also implemented.  The Company also enhanced communications with critical vendors to ensure operational functioning of mission-critical activities.  The short and long-term implications of the COVID-19 crisis, and related government monetary and fiscal stimulus measures on the Company’s future operations, revenues, earnings, allowance for loan losses, capital and liquidity are difficult to assess and remain uncertain at this time.

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

Index
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

Allowance for loan losses to total loans receivable:  The allowance for loan losses to total loans receivable ratio is calculated by dividing the balance in the allowance for loan losses by the gross loans outstanding at the end of the period. This ratio is utilized to show the historical relationship between the allowance for loan losses and the balances of loans at the end each period presented in conjunction with other financial information related to asset quality such as nonperforming loans, charge-offs, and classified assets to indicate the overall adequacy of the allowance for loan losses. The Company has adjusted the calculation of the allowance for loan losses to total loans receivable to exclude loans that are 100% guaranteed by the Small Business Administration as these present no credit risk to the Company. With a significant balance in SBA loans at June 30, 2020 and March 31, 2021, this adjusted calculation is used to provide a better basis of comparison with other periods presented within the financial statements presented.

Index
Comparison of Financial Condition at March 31, 2021 and June 30, 2020

ASSETS

Total assets of the Company were $2.1 billion at March 31, 2021 and $1.7 billion at June 30, 2020, an increase of $466.0 million, or 27.8%. Securities available-for-sale and held-to-maturity amounted to $848.3 million at March 31, 2021 as compared to $610.4 million at June 30, 2020, an increase of $237.9 million, or 39.0%.  Net loans increased $75.0 million, or 7.5%, to $1.1 billion at March 31, 2021 as compared to $993.5 million at June 30, 2020.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $105.3 million to $145.8 million at March 31, 2021 from $40.5 million at June 30, 2020. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $237.9 million, or 39.0%, to $848.3 million at March 31, 2021 as compared to $610.4 million at June 30, 2020. This increase was the result of utilizing excess cash on hand due to an increase in deposits. Securities purchases totaled $478.8 million during the nine months ended March 31, 2021 and consisted of $281.2 million of state and political subdivision securities, $153.3 million of mortgage-backed securities, $6.8 million of corporate securities, $13.1 million of US Government Agency securities, $19.7 million of US Treasury securities, and $4.7 million of other securities. Principal pay-downs and maturities during the nine months amounted to $232.8 million, primarily consisting of $55.0 million of mortgage-backed securities, $163.5 million of state and political subdivision securities, $7.4 million of collateralized mortgage obligations, $2.5 million of US Government agency securities, $3.0 million of corporate debt securities and $1.4 million of other securities.  At March 31, 2021, 59.5% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	March 31, 2021		June 30, 2020
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Government sponsored enterprises	$12,633	1.5%	$504	0.1%
U.S. Treasury securities	19,620	2.3	-	-
State and political subdivisions	210,014	24.8	177,107	29.0
Mortgage-backed securities-residential	39,416	4.6	15,528	2.5
Mortgage-backed securities-multifamily	119,363	14.1	28,910	4.7
Corporate debt securities	3,140	0.4	4,660	0.8
Total securities available-for-sale	404,186	47.7	226,709	37.1
Securities held-to-maturity:
U.S. Government sponsored enterprises	-	-	2,000	0.3
State and political subdivisions	294,382	34.7	210,535	34.5
Mortgage-backed securities-residential	32,908	3.9	38,884	6.4
Mortgage-backed securities-multifamily	103,448	12.2	127,582	20.9
Corporate debt securities	7,849	0.9	2,593	0.4
Other securities	5,486	0.6	2,063	0.4
Total securities held-to-maturity	444,073	52.3	383,657	62.9
Total securities	$848,259	100.0%	$610,366	100.0%

Index
LOANS

Net loans receivable increased $75.0 million, or 7.5%, to $1.1 billion at March 31, 2021 from $993.5 million at June 30, 2020.  Net loans receivable at March 31, 2021 included $90.3 million in SBA Paycheck Protection Program loans. The loan growth experienced during the nine months consisted primarily of $73.4 million in commercial real estate loans, $25.9 million in residential real estate loans and $12.4 million in multi-family loans. This growth was partially offset by a $3.4 million decrease in residential construction and land loans, $8.0 million decrease in commercial construction loans, $3.1 million decrease in home equity loans, $18.6 million decrease in commercial loans, $3.3 million increase in allowance for loan losses offset by a $33,000 net increase in deferred fees due to the forgiveness of SBA PPP loans.  SBA PPP loans decreased $9.5 million to $90.3 million from $99.8 million at June 30, 2020, due to the receipt of forgiveness proceeds.  The increase in commercial real estate loans was primarily due to large participations with other financial institutions and large commercial construction loans switching to permanent financing during the nine months ended March 31, 2021.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products. A significant decline in home values, however, in the Company’s markets could have a negative effect on the consolidated results of operations, as any such decline in home values would likely lead to a decrease in residential real estate loans and new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios. Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

(Dollars in thousands)	March 31, 2021		June 30, 2020
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$305,267	28.0%	$279,332	27.6%
Residential construction and land	8,467	0.8	11,847	1.2
Multi-family	37,470	3.4	25,104	2.5
Commercial real estate	454,792	41.7	381,415	37.6
Commercial construction	66,913	6.2	74,920	7.4
Home equity	18,957	1.7	22,106	2.2
Consumer installment	4,499	0.4	4,817	0.5
Commercial loans	194,515	17.8	213,119	21.0
Total gross loans	1,090,880	100.0%	1,012,660	100.0%
Allowance for loan losses	(19,668)		(16,391)
Deferred fees and costs	(2,714)		(2,747)
Total net loans	$1,068,498		$993,522

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). The Consolidated Appropriations Act, 2021 provides amendments to the PPP program, including additional loans through the SBA. Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation and will participate in additional funding under the Consolidated Appropriations Act, 2021. PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or ten months after the end of the borrower’s loan forgiveness covered period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. The Company had 1,151 PPP loans with a total balance of $90.3 million outstanding at March 31, 2021, compared to 1,267 PPP loans with a total balance of $99.8 million outstanding at June 30, 2020.

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

Index
The Bank of Greene County recognizes that strategies put in place to assist borrowers through the COVID-19 pandemic may not be sufficient to fully mitigate the impact to borrowers and that it is likely that a portion of the loan portfolio will default and result in losses to The Bank of Greene County. As a result, provision for loan losses amounted to $1.4 million for the three months ended March 31, 2021 and 2020, respectively, and amounted to $3.9 million and $2.7 million for the nine months ended March 31, 2021 and 2020, respectively.  Much uncertainty remains regarding the duration of the containment strategies and the overall impact to the economy and to local businesses. Management is closely monitoring the changes within its economic environment, stress testing the loan portfolio under various scenarios, and adjusting the allowance for loan loss as necessary to remain adequately reserved.

Analysis of allowance for loan losses activity

	At or for the nine months ended March 31,
(Dollars in thousands)	2021	2020
Balance at the beginning of the period	$16,391	$13,200
Charge-offs:
Residential real estate	26	101
Consumer installment	247	359
Commercial loans	500	333
Total loans charged off	773	793

Recoveries:
Residential real estate	10	13
Consumer installment	101	83
Commercial loans	-	36
Total recoveries	111	132

Net charge-offs	662	661

Provisions charged to operations	3,939	2,666
Balance at the end of the period	$19,668	$15,205

Net charge-offs to average loans outstanding (annualized)	0.09%	0.11%
Net charge-offs to nonperforming assets (annualized)	31.28%	22.69%
Allowance for loan losses to nonperforming loans	737.73%	391.38%
Allowance for loan losses to total loans receivable	1.80%	1.69%
Allowance for loan losses to total loans receivable (excluding PPP loans)	1.97%	1.69%

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

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	March 31, 2021	June 30, 2020
Nonaccruing loans:
Residential real estate	$1,582	$2,513
Multi-family	-	151
Commercial real estate	529	781
Home equity	243	319
Commercial	312	313
Total nonaccruing loans	$2,666	$4,077
Foreclosed real estate:
Residential real estate	160	-
Total foreclosed real estate	160	-
Total nonperforming assets	$2,826	$4,077

Troubled debt restructuring:
Nonperforming (included above)	$364	$304
Performing (accruing and excluded above)	2,630	909

Total nonperforming assets as a percentage of total assets	0.13%	0.24%
Total nonperforming loans to net loans	0.25%	0.41%

At March 31, 2021 and June 30, 2020, there were no loans greater than 90 days and accruing.

The table below details additional information related to nonaccrual loans for the three and nine months ended March 31:

	For the three months ended March 31,		For the nine months ended March 31
(In thousands)	2021	2020	2021	2020
Interest income that would have been recorded if loans had been performing in accordance with original terms	$43	$64	$174	$218
Interest income that was recorded on nonaccrual loans	36	51	116	143

Nonperforming assets amounted to $2.8 million and $4.1 million at March 31, 2021 and June 30, 2020, respectively. Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2021 and June 30, 2020. Loans on nonaccrual status totaled $2.7 million at March 31, 2021 of which $752,000 were in the process of foreclosure. At March 31, 2021, there were six residential loans in the process of foreclosure totaling $450,000. Included in nonaccrual loans were $1.6 million of loans which were less than 90 days past due at March 31, 2021, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $4.1 million at June 30, 2020 of which $1.3 million were in the process of foreclosure. At June 30, 2020, there were eight residential loans in the process of foreclosure totaling $1.0 million. Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at June 30, 2020, but have a recent history of delinquency greater than 90 days past due.

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

The following table details loans that have payments deferred at March 31, 2021.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
Residential	$118	1	$255	1	$373	2
Multi-family	-	-	659	5	659	5
Commercial real estate	8,381	11	7,938	5	16,319	16
Home Equity	-	-	-	-	-	-
Consumer installment	9	1	-	-	9	1
Commercial loans	1,433	6	-	-	1,433	6
Total	$9,941	19	$8,852	11	$18,793	30

The following table details loans that have payments deferred at June 30, 2020.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
Residential	$31,373	172	$17,664	109	$49,037	281
Multi-family	8,264	10	4,226	7	12,490	17
Commercial real estate	74,481	173	36,267	85	110,748	258
Commercial construction	339	1	-	-	339	1
Home equity	291	7	140	8	431	15
Consumer installment	116	10	133	17	249	27
Commercial loans	8,537	64	11,643	43	20,180	107
Total	$123,401	437	$70,073	269	$193,474	706

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.” A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans at March 31, 2021 and June 30, 2020:

(In thousands)	March 31, 2021	June 30, 2020
Balance of impaired loans, with a valuation allowance	$2,909	$1,662
Allowances relating to impaired loans included in allowance for loan losses	287	228
Balance of impaired loans, without a valuation allowance	1,010	1,608
Total impaired loans	3,919	3,270

Index
	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2021	2020	2021	2020
Average balance of impaired loans for the periods ended	$3,391	$3,382	$3,043	$3,520
Interest income recorded on impaired loans during the periods ended	90	31	171	139

DEPOSITS

Deposits totaled $2.0 billion at March 31, 2021 and $1.5 billion at June 30, 2020, an increase of $459.0 million, or 30.6%. Noninterest-bearing deposits increased $30.5 million, or 22.1%, NOW deposits increased $374.0 million, or 39.3%, money market deposits increased $16.7 million, or 12.5%, and savings deposits increased $38.2 million, or 15.8%, when comparing March 31, 2021 and June 30, 2020.  These increases were offset by a decrease in certificates of deposits of $418,000, or 1.2%, when comparing March 31, 2021 and June 30, 2020. Deposits increased during the nine months ended March 31, 2021 as a result of an increase in new account relationships including new corporate cash management deposit relationships, the opening of a new branch on Wolf Road in Albany County, NY, and an increase in municipal deposits at Greene County Commercial Bank, primarily from tax collection and new account relationships.

(In thousands)	March 31, 2021	Percentage of Portfolio	June 30, 2020	Percentage of Portfolio
Noninterest-bearing deposits	$168,714	8.6%	$138,187	9.2%
Certificates of deposit	35,207	1.8	35,625	2.4
Savings deposits	279,539	14.3	241,371	16.1
Money market deposits	150,702	7.7	133,970	8.9
NOW deposits	1,325,867	67.6	951,922	63.4
Total deposits	$1,960,029	100.0%	$1,501,075	100.0%

BORROWINGS

At March 31, 2021, The Bank of Greene County had pledged approximately $394.5 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $288.4 million at March 31, 2021, of which there were no borrowings outstanding at March 31, 2021.  There were no short-term or overnight borrowings outstanding at March 31, 2021.  There were no irrevocable stand-by letters of credit outstanding at March 31, 2021.

The Bank of Greene County also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At March 31, 2021, approximately $3.9 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at March 31, 2021. The Company had $10.9 million of the Paycheck Protection Plan Lending Facility (“PPPLF”) outstanding as of June 30, 2020, which provides banks additional funding for liquidity whereby PPP loans are pledged as collateral.  No PPPLF borrowings were outstanding at March 31, 2021.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $10.0 million and three other financial institutions for $64.5 million. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. At March 31, 2021, The Bank of Greene County had no balances outstanding on any of these lines of credit.  Greene County Bancorp, Inc., had borrowings outstanding with Atlantic Central Bankers Bank of $2.0 million and $7.0 million at March 31, 2021 and June 30, 2020, respectively to fund Bank capital.

The Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors on September 17, 2020, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At March 31, 2021, there were $19.6 million of Subordinated Note Purchases Agreements outstanding, net of issuance costs.

At March 31, 2021, there were no long-term borrowings and therefore no scheduled maturities of long-term borrowings.

Index
EQUITY

Shareholders’ equity increased to $139.1 million at March 31, 2021 from $128.8 million at June 30, 2020, resulting primarily from net income of $16.3 million, partially offset by dividends declared and paid of $2.0 million and an increase in other accumulated comprehensive loss of $4.1 million.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. For the nine months ending March 31, 2021, the Company did not repurchase any shares.

Selected Equity Data:
	March 31, 2021	June 30, 2020
Shareholders’ equity to total assets, at end of period	6.49%	7.68%
Book value per share	$16.34	$15.13
Closing market price of common stock	$25.01	$22.30

	For the nine months ended March 31,
	2021	2020
Average shareholders’ equity to average assets	7.25%	8.37%
Dividend payout ratio[1]	18.75%	20.12%
Actual dividends paid to net income[2]	12.02%	12.89%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended September 30, 2019; March 31, 2020; June 30, 2020; September 30, 2020; and December 31, 2020. Dividends declared during the three months ended December 31, 2019 and March 31, 2021 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2021 and 2020

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and nine months ended March 31, 2021 and 2020. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages. Average loan balances include nonperforming loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended March 31,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,066,451	$11,567	4.34%	$878,442	$9,955	4.53%
Securities[2]	772,319	3,176	1.64	542,018	3,250	2.40
Interest-bearing bank balances and federal funds	126,688	30	0.09	67,460	206	1.22
FHLB stock	993	15	6.04	1,359	26	7.65
Total interest-earning assets	1,966,451	14,788	3.01%	1,489,279	13,437	3.61%
Cash and due from banks	15,421			13,401
Allowance for loan losses	(18,854)			(14,113)
Other noninterest-earning assets	55,902			23,921
Total assets	$2,018,920			$1,512,488

Interest-Bearing Liabilities:
Savings and money market deposits	$416,808	$225	0.22%	$338,874	$351	0.41%
NOW deposits	1,225,451	639	0.21	874,531	1,769	0.81
Certificates of deposit	35,039	87	0.99	35,640	119	1.34
Borrowings	22,012	267	4.85	13,051	57	1.75
Total interest-bearing liabilities	1,699,310	1,218	0.29%	1,262,096	2,296	0.73%
Noninterest-bearing deposits	158,318			110,633
Other noninterest-bearing liabilities	22,261			17,197
Shareholders’ equity	139,031			122,562
Total liabilities and equity	$2,018,920			$1,512,488

Net interest income		$13,570			$11,141
Net interest rate spread			2.72%			2.88%
Net earnings assets	$267,141			$227,183
Net interest margin			2.76%			2.99%
Average interest-earning assets to average interest-bearing liabilities	115.72%			118.00%

[1]	Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Net interest income (GAAP)	$13,570	$11,141
Tax-equivalent adjustment(1)	751	628
Net interest income (fully taxable-equivalent)	$14,321	$11,769

Average interest-earning assets	$1,966,451	$1,489,279
Net interest margin (fully taxable-equivalent)	2.91%	3.16%

1 Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 3.98% for New York State income taxes for the period ended March 31, 2021 and 2020.

Index
	Nine months ended March 31,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,046,993	$33,525	4.27%	$841,380	$29,161	4.62%
Securities[2]	711,507	9,443	1.77	499,986	9,398	2.51
Interest-bearing bank balances and federal funds	72,802	58	0.11	50,113	611	1.63
FHLB stock	1,163	49	5.62	1,461	72	6.57
Total interest-earning assets	1,832,465	43,075	3.13%	1,392,940	39,242	3.76%
Cash and due from banks	12,905			11,481
Allowance for loan losses	(17,651)			(13,621)
Other noninterest-earning assets	36,447			23,002
Total assets	$1,864,166			$1,413,802

Interest-Bearing Liabilities:
Savings and money market deposits	$391,061	$750	0.26%	$328,994	$1,015	0.41%
NOW deposits	1,107,017	2,349	0.28	790,152	5,115	0.86
Certificates of deposit	35,157	294	1.11	36,335	364	1.34
Borrowings	22,758	687	4.02	15,098	196	1.73
Total interest-bearing liabilities	1,555,993	4,080	0.35%	1,170,579	6,690	0.76%
Noninterest-bearing deposits	151,422			108,513
Other noninterest-bearing liabilities	21,684			16,332
Shareholders’ equity	135,067			118,378
Total liabilities and equity	$1,864,166			$1,413,802

Net interest income		$38,995			$32,552
Net interest rate spread			2.78%			3.00%
Net earnings assets	$276,472			$222,361
Net interest margin			2.84%			3.12%
Average interest-earning assets to average interest-bearing liabilities	117.77			119.00

[1]	Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the nine months ended March 31,
(Dollars in thousands)	2021	2020
Net interest income (GAAP)	$38,995	$32,552
Tax-equivalent adjustment(1)	2,207	1,820
Net interest income (fully taxable-equivalent)	$41,202	$34,372

Average interest-earning assets	$1,832,465	$1,392,940
Net interest margin (fully taxable-equivalent)	3.00%	3.29%

1 Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 3.98% for New York State income taxes for the periods ended March 31, 2021 and 2020.

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

(Dollars in thousands)	Three Months Ended March 31, 2021 versus 2020			Nine Months Ended March 31, 2021 versus 2020
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$2,046	$(434)	$1,612	$6,703	$(2,339)	$4,364
Securities[2]	1,138	(1,212)	(74)	3,297	(3,252)	45
Interest-bearing bank balances and federal funds	100	(276)	(176)	193	(746)	(553)
FHLB stock	(6)	(5)	(11)	(13)	(10)	(23)
Total interest-earning assets	3,278	(1,927)	1,351	10,180	(6,347)	3,833

Interest-Bearing Liabilities:
Savings and money market deposits	65	(191)	(126)	162	(427)	(265)
NOW deposits	525	(1,655)	(1,130)	1,532	(4,298)	(2,766)
Certificates of deposit	(2)	(30)	(32)	(11)	(59)	(70)
Borrowings	59	151	210	136	355	491
Total interest-bearing liabilities	647	(1,725)	(1,078)	1,819	(4,429)	(2,610)
Net change in net interest income	$2,631	$(202)	$2,429	$8,361	$(1,918)	$6,443

[1]	Calculated net of deferred loan fees, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets decreased to 1.04% for the three months ended March 31, 2021 as compared to 1.07% for the three months ended March 31, 2020, and was 1.17% and 1.32% for the nine months ended March 31, 2021 and 2020, respectively.  Annualized return on average equity increased to 15.13% for the three months and 16.12% for the nine months ended March 31, 2021, as compared to 13.22% for the three months and 15.80% for the nine months ended March 31, 2020. The decrease in return on average assets for the three and nine months ended March 31, 2021, was primarily the result of balance sheet growth outpacing growth in net income. The increase in return on average shareholders’ equity for the three and nine months ended March 31, 2021 was primarily due to the receipt of $1.3 million and $2.8 million in PPP fee income due to forgiveness of funds received on SBA PPP loans. Net income amounted to $5.3 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $1.2 million, or 29.8%, and amounted to $16.3 million and $14.0 million for the nine months ended March 31, 2021 and 2020, respectively, an increase of $2.3 million, or 16.4%. Average assets increased $506.4 million, or 33.5%, to $2.0 billion for the three months ended March 31, 2021 as compared to $1.5 billion for the three months ended March 31, 2020. Average equity increased $16.5 million, or 13.4%, to $139.0 million for the three months ended March 31, 2021 as compared to $122.6 million for the three months ended March 31, 2020. Average assets increased $450.4 million, or 31.9%, to $1.9 billion for the nine months ended March 31, 2021 as compared to $1.4 billion for the nine months ended March 31, 2020. Average equity increased $16.7 million, or 14.1%, to $135.1 million for the nine months ended March 31, 2021 as compared to $118.4 million for the nine months ended March 31, 2020.

Index
INTEREST INCOME

Interest income amounted to $14.8 million for the three months ended March 31, 2021 as compared to $13.4 million for the three months ended March 31, 2020, an increase of $1.4 million, or 10.1%. Interest income amounted to $43.1 million for the nine months ended March 31, 2021 as compared to $39.2 million for the nine months ended March 31, 2020, an increase of $3.9 million, or 9.8%. The increase in average balances on loans and securities as well as the recognition of PPP fee income due to the forgiveness of SBA PPP loans had the greatest impact on interest income, offset by the decrease in rates on securities.  Average loan balances increased $188.0 million and $205.6 million and the yield on loans decreased 19 and 35 basis points when comparing the three and nine months ended March 31, 2021 and 2020, respectively.  Included in interest-earning assets at March 31, 2021 were $90.3 million of SBA Paycheck Protection Program (PPP) loans at a rate of 1.00%.  A decline in yields on loans was offset by the receipt of $1.3 million and $2.8 million in SBA PPP fee income for the three and nine months ended March 31, 2021, which was realized through a deferred origination fee and recognized within interest income.  There were no SBA PPP loans outstanding at March 31, 2020.  Average securities increased $230.3 million and $211.5 million, and the yield on such securities decreased 76 and 74 basis points when comparing the three and nine months ended March 31, 2021 and 2020, respectively.

INTEREST EXPENSE

Interest expense amounted to $1.2 million for the three months ended March 31, 2021 as compared to $2.3 million for the three months ended March 31, 2020, a decrease of $1.1 million, or 47.0%.  Interest expense amounted to $4.1 million for the nine months ended March 31, 2021 as compared to $6.7 million for the nine months ended March 31, 2020, a decrease of $2.6 million or 39.0%. As illustrated in the rate/volume table, interest expense decreased $1.1 million and $2.6 million when comparing the three and nine months ended March 31, 2021 and 2020 due to the decrease in the rate paid on interest-bearing liabilities.  Decreases in the rate paid on interest-bearing liabilities was offset by an increase in interest expense of $647,000 and $1.8 million when comparing these same periods due to the increased average balances.

Cost of interest-bearing liabilities decreased 44 and 41 basis points when comparing the three and nine months ended March 31, 2021 and 2020, respectively.  The cost of NOW deposits decreased 60 and 58 basis points, the cost of savings and money market deposits decreased 19 and 15 basis points, and the cost of certificates of deposit decreased 35 and 23 basis points when comparing the three and nine months ended March 31, 2021, and 2020, respectively.  The decrease in cost of interest-bearing liabilities was offset by growth in the average balance of interest-bearing liabilities of $437.2 million and $385.4 million, most notably due to an increase in NOW deposits of $350.9 million and $316.9 million, an increase in average savings and money market deposits of $77.9 million and $62.1 million, and an increase in borrowings of $9.0 million and $7.7 million when comparing the three and nine months ended March 31, 2021 and 2020, respectively. The cost of borrowings increased 310 and 229 basis points when comparing the three and nine months ended March 31, 2021 and 2020.  The increase in cost of borrowings was due to the Company entering into Subordinated Note Purchase Agreements in September 2020.  Yields on interest-earning assets and costs of interest-bearing deposits continue to decline as a result of the low interest rate environment brought on by Federal Reserve Board interest rate decreases during fiscal 2020 and its stance to continue the low interest rate environment to support an economic recovery as the pandemic crisis is contained and potentially moderated during the vaccine roll-out.

NET INTEREST INCOME

Net interest income increased $2.4 million to $13.6 million and $6.4 million to $39.0 million for the three and nine months ended March 31, 2021. The increase in net interest income was primarily the result of the growth in the average balance of interest-earning assets, which increased $477.2 million and $439.5 million when comparing the three and nine months ended March 31, 2021 and 2020, respectively.  Included in interest-earning assets at March 31, 2021, are $90.3 million of SBA Paycheck Protection Program (PPP) loans at a rate of 1.00%.  Included in interest income was the receipt of $1.3 million and $2.8 million in SBA PPP fee income for the three and nine months ended March 31, 2021, which was realized through a deferred origination fee and recognized within interest income.  Costs of interest-bearing liabilities decreased 44 and 41 basis points when comparing the three and nine months ended March 31, 2021 and 2020, respectively.  The decline in costs was offset by growth in average interest-bearing liabilities of $437.2 million and $385.4 million when comparing the three and nine months ended March 31, 2021 and 2020, respectively.

Net interest rate spread and margin both decreased when comparing the three and nine months ended March 31, 2021 and 2020. Net interest rate spread decreased 16 basis points to 2.72% for the three months ended March 31, 2021 compared to 2.88% for the three months ended March 31, 2020. Net interest margin decreased 23 basis points to 2.76% for the three months ended March 31, 2021 compared to 2.99% for the three months ended March 31, 2020. Net interest rate spread decreased 22 basis points to 2.78% for the nine months ended March 31, 2021 compared to 3.00% for the nine months ended March 31, 2020. Net interest margin decreased 28 basis points to 2.84% for the nine months ended March 31, 2021 compared to 3.12% for the nine months ended March 31, 2020.  Decreases in net interest rate spread and net interest margin resulted primarily from the higher cost of interest-bearing liabilities and lower yields on securities, partially offset by growth in average loan and securities balances.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.91% and 3.16% for the three months ended March 31, 2021 and 2020, respectively, and was 3.00% and 3.29% for the nine months ended March 31, 2021 and 2020, respectively.

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

The Federal Reserve Bank has taken a number of measures in an attempt to mitigate the impact of the Coronavirus on the economy. The Federal Reserve Bank has maintained interest rates near 0.00%-0.25% which has had an impact to the Company for the three and nine months ended March 31, 2021.  It is anticipated that the low interest rate environment will continue to have a negative impact on the Company’s interest spread and margin during the fiscal year ended June 30, 2021. The Company continually monitors its interest rate risk and the impact to net interest income and capital from the interest rate decrease is well within established limits.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary. The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses.  Provision for loan losses amounted to $1.4 million for the three months ended March 31, 2021 and 2020, respectively, and $3.9 million and $2.7 million for the nine months ended March 31, 2021 and 2020, respectively. The increase in provision for loan losses for the nine months ended March 31, 2021 was due to the impact of the COVID-19 pandemic as well as growth in gross loans and an increase in loans adversely classified. The Company instituted a loan deferral program in response to the COVID-19 pandemic whereby deferral of principal and/or interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act and extended under the Consolidated Appropriations Act which was signed into law on December 27, 2020.   At March 31, 2021, the Company had $18.8 million, or 30 loans, on payment deferral as a result of the pandemic, which is a decrease from $193.5 million, or 706 loans, at June 30, 2020.  Management continues to monitor these loans, and it remains uncertain whether all of these loans will continue to perform as agreed once they reach the end of the deferral period. Loans classified as substandard or special mention totaled $43.0 million at March 31, 2021 and $32.8 million at June 30, 2020, an increase of $10.2 million.  Loans classified as substandard or special mention increased due to insufficient cash flows and revenues for commercial real estate and commercial loans related to the COVID-19 pandemic.  Reserves on loans classified as substandard or special mention totaled $5.2 million at March 31, 2021 compared to $2.4 million at June 30, 2020, an increase of $2.8 million. No loans were classified as doubtful or loss at March 31, 2021 or June 30, 2020. Allowance for loan losses to total loans receivable was 1.80% at March 31, 2021 compared to 1.62% at June 30, 2020.  Total loans receivable included $90.3 million and $99.8 million of SBA Paycheck Protection Program (PPP) loans at March 31, 2021 and June 30, 2020, respectively.  Excluding these SBA guaranteed loans, the allowance for loan losses to total loans receivable would have been 1.97% and 1.80% at March 31, 2021 and June 30, 2020, respectively.

Net charge-offs for the three months ended March 31, 2021 totaled $36,000 compared to $204,000 for the three months ended March 31, 2020.  Net charge-offs totaled $662,000 and $661,000 for the nine months ended March 31, 2021 and 2020, respectively. The primary change in the net charge off activity was the result of a commercial charge off that occurred in the second quarter of fiscal 2021. There were no other significant net charge off changes in other loan categories as of the three and nine months ended March 31, 2021.

Nonperforming loans amounted to $2.7 million and $4.1 million at March 31, 2021 and June 30, 2020, respectively. The decrease in nonperforming loans during the period was primarily due to $1.4 million in loan repayments, $583,000 in charge-offs, and $293,000 in loans returned to performing status, offset by $907,000 of loans placed into nonperforming status. At March 31, 2021 nonperforming assets were 0.13% of total assets compared to 0.24% at June 30, 2020. Nonperforming loans were 0.25% and 0.41% of net loans at March 31, 2021 and June 30, 2020, respectively. Nonperforming assets to total assets were 0.25% and nonperforming loans to net loans were 0.44% at March 31, 2020.  The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

Index
NONINTEREST INCOME

(In thousands)	For the three months ended March 31,		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest income:	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Service charges on deposit accounts	$815	$1,034	$(219)	(21.18)%	$2,555	$3,270	$(715)	(21.87)%
Debit card fees	951	698	253	36.25	2,761	2,196	565	25.73
Investment services	174	120	54	45.00	551	433	118	27.25
E-commerce fees	25	24	1	4.17	82	90	(8)	(8.89)
Bank owned life insurance	173	-	173	100.00	173	-	173	100.00
Other operating income	223	250	(27)	(10.80)	711	719	(8)	(1.11)
Total noninterest income	$2,361	$2,126	$235	11.05%	$6,833	$6,708	$125	1.86%

Noninterest income increased $235,000, or 11.1%, and totaled $2.4 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. Noninterest income increased $125,000, or 1.9%, and totaled $6.8 million and $6.7 million for the nine months ended March 31, 2021 and 2020, respectively. The increase was primarily due to an increase in debit card fees resulting from continued growth in the number of checking accounts with debit cards and the income from bank owned life insurance offset by decreases in service charges on deposit accounts, primarily from a lower volume of nonsufficient fund fees.

NONINTEREST EXPENSE

(In thousands)	For the three months ended March 31,		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest expense:	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Salaries and employee benefits	$4,788	$4,412	$376	8.52%	$13,966	$12,346	$1,620	13.12%
Occupancy expense	605	496	109	21.98	1,584	1,403	181	12.90
Equipment and furniture expense	168	191	(23)	(12.04)	483	598	(115)	(19.23)
Service and data processing fees	674	626	48	7.67	1,958	1,838	120	6.53
Computer software, supplies and support	368	285	83	29.12	1,001	791	210	26.55
Advertising and promotion	108	115	(7)	(6.09)	328	373	(45)	(12.06)
FDIC insurance premiums	204	159	45	28.30	552	132	420	318.18
Legal and professional fees	386	274	112	40.88	981	878	103	11.73
Other	1,066	670	396	59.10	2,187	1,826	361	19.77
Total noninterest expense	$8,367	$7,228	$1,139	15.76%	$23,040	$20,185	$2,855	14.14%

Noninterest expense increased $1.1 million, or 15.8%, to $8.4 million for the three months ended March 31, 2021 as compared to $7.2 million for the three months ended March 31, 2020. Noninterest expense increased $2.9 million, or 14.1%, to $23.0 million for the nine months ended March 31, 2021, compared to $20.2 million for the nine months ended March 31, 2020. The increase in noninterest expense during the three and nine months ended March 31, 2021 was primarily due to an increase in salaries and employee benefits expense resulting from additional staffing for a new branch located in Albany, New York, which opened in September 2020.  Due to continued growth, staffing was also increased within our lending department, information technology department and branch offices. FDIC insurance premiums also increased for the three and nine months ended March 31, 2021, compared to the three and nine months ended March 31, 2020, when credits were applied to the premiums.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 14.2% and 13.4% for the three and nine months ended March 31, 2021, compared to 12.2% and 14.5% for the three and nine months ended March 31, 2020, respectively.  The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates.  Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank and Atlantic Central Bankers Bank as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. The impact of the COVID-19 pandemic has added to the uncertainty regarding the Company’s liquidity needs, with reductions in interest and principal payments from loans and changes in deposit activity, estimating cash flow has become more challenging. At March 31, 2021, the Company had $145.8 million in cash and cash equivalents, representing 6.8% of total assets, and had $372.3 million available in unused lines of credit. The Federal Reserve has instituted a program, the Paycheck Protection Plan Lending Facility (“PPPLF”) to provide banks additional funding for liquidity whereby the PPP loans are pledged as collateral. The PPPLF allows banks to offer these loans to local businesses while maintaining strong liquidity to meet cash flow needs. Principal repayment of these borrowings will be made upon receipt of payment on the underlying loans being pledged as collateral and interest will be charged at a rate of 0.35%. At June 30, 2020, the Company had $10.9 million of PPPLF borrowings outstanding.  The PPPLF was paid off during the nine months ended March 31, 2021.

Index
At March 31, 2021, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	7.43%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	10.30%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	29.33%

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at March 31, 2021:

(In thousands)	2021
Unfunded loan commitments	$110,172
Unused lines of credit	84,015
Standby letters of credit	192
Total commitments	$194,380

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

RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. The Company had no participations-out at March 31, 2021 or June 30, 2020. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $5.8 million and $3.3 million at March 31, 2021 and June 30, 2020, respectively. The current amount of credit exposure is spread out over ten counterparties, and terms range between one to ten years.

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2021 and June 30, 2020.

Index
(Dollars in thousands)	Actual		For Capital Adequacy		To Be Well Capitalized Prompt Action		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of March 31, 2021:

Total risk-based capital	$175,267	16.4%	$85,521	8.0%	$106,901	10.0%	8.40%	2.50%
Tier 1 risk-based capital	161,827	15.1	64,141	6.0	85,521	8.0	9.14	2.50
Common equity tier 1 capital	161,827	15.1	48,106	4.5	69,486	6.5	10.64	2.50
Tier 1 leverage ratio	161,827	8.0	80,561	4.0	100,701	5.0	4.04	2.50

As of June 30, 2020:

Total risk-based capital	$142,524	16.0%	$71,393	8.0%	$89,241	10.0%	7.97%	2.50%
Tier 1 risk-based capital	131,305	14.7	53,545	6.0	71,393	8.0	8.71	2.50
Common equity tier 1 capital	131,305	14.7	40,158	4.5	58,007	6.5	10.21	2.50
Tier 1 leverage ratio(1)	131,305	8.1	65,238	4.0	81,547	5.0	4.05	2.50

Greene County Commercial Bank
As of March 31, 2021:

Total risk-based capital	$66,062	38.8%	$13,623	8.0%	$17,028	10.0%	30.80%	2.50%
Tier 1 risk-based capital	66,062	38.8	10,217	6.0	13,623	8.0	32.80	2.50
Common equity tier 1 capital	66,062	38.8	7,663	4.5	11,068	6.5	34.30	2.50
Tier 1 leverage ratio	66,062	8.3	31,873	4.0	39,841	5.0	4.29	2.50

As of June 30, 2020:

Total risk-based capital	$60,832	45.3%	$10,754	8.0%	$13,442	10.0%	37.26%	2.50%
Tier 1 risk-based capital	60,832	45.3	8,065	6.0	10,754	8.0	39.26	2.50
Common equity tier 1 capital	60,832	45.3	6,049	4.5	8,737	6.5	40.76	2.50
Tier 1 leverage ratio	60,832	9.0	26,976	4.0	33,720	5.0	5.02	2.50

(1)	Average assets have been adjusted for PPPLF borrowings in calculation of Tier 1 Leverage Ratio.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended March 31, 2021.

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

Date: May 13, 2021

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date: May 13, 2021

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Chief Operating Officer