Form 10-K
period 2021-06-30
GREENE COUNTY BANCORP INC
filed 2021-09-13
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2021
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

As of December 31, 2020, there were 8,513,414 shares outstanding of the Registrant’s common stock of which 3,046,252 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $25.49 on December 31, 2020, the aggregate value of stock held by non-affiliates was $77,649,000.  As of September 10, 2021, there were 8,513,414 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

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

Index
Allowance for loan losses to total loans receivable:  The allowance for loan losses to total loans receivable ratio is calculated by dividing the balance in the allowance for loan losses by the gross loans outstanding at the end of the period. This ratio is utilized to show the historical relationship between the allowance for loan losses and the balances of loans at the end each period presented in conjunction with other financial information related to asset quality such as nonperforming loans, charge-offs, and classified assets to indicate the overall adequacy of the allowance for loan losses. The Company has adjusted the calculation of the allowance for loan losses to total loans receivable to exclude loans that are 100% guaranteed by the Small Business Administration as these present no credit risk to the Company.  With significant growth in SBA loans at June 30, 2021 and 2020, this adjusted calculation is used to provide a better basis of comparison with other periods presented within the financial statements presented.

General

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures.  On December 27, 2020, the Consolidated Appropriations Act (CCA) was signed into law to extend the life of the Paycheck Protection Program. The COVID-19 pandemic continues to evolve, and federal regulatory authorities continue to issue additional guidance with respect to the various Consolidated Appropriations Act programs, as well as industry-specific recovery procedures for the pandemic. The Company continues to closely monitor the impact of the coronavirus pandemic on our business and results of operations.  The Company continues to maintain strong asset quality, capital and liquidity and believes it is still well positioned to withstand the continued financial impact from the pandemic.

With multiple jurisdictions in the U.S. starting to lift restrictions and COVID-19 related policies it is anticipated to have a positive impact on economic environment, borrower’s ability to repay loans, and for the Company to resume normalized operations. However with the rise in the COVID-19 “Delta” variant, it could lead to additional restrictions and policies that would impact the recovery.  Since the future effects of these issues are unknown, the Company will continue to monitor state and local responses and adapt its response as the impact of COVID-19 continues to develop. The Company has already taken significant actions to address the needs of employees and customers.

Greene County Bancorp, MHC and Greene County Bancorp, Inc.

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County’s mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 54.1% of the issued and outstanding common stock of Greene County Bancorp, Inc.  The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan. At June 30, 2021, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash.  At June 30, 2021, 3,904,150 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 97,926 shares were held as Treasury stock and 4,609,264 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.   Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC.

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

Index
The Bank of Greene County’s principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans, commercial real estate mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in state and political subdivision securities and mortgage-backed securities.  The Bank of Greene County’s revenues are derived principally from the interest on its residential and commercial real estate mortgages, and to a lesser extent, from interest on consumer and commercial loans and other types of securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts, debit card fee income, and bank owned life insurance income.  Through its affiliation with Fenimore Asset Management and Infinex Corporation, The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues.  Infinex Corporation acquired Essex National Securities LLP in 2016 allowing the Bank to rebrand these alternative investment services as Greene Investment Services.  The Bank of Greene County’s primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and principal and interest payments on loans and securities.

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

Greene County Bancorp, Inc. and Subsidiaries

(in thousands)
Balance sheet data as of June 30, 2021:	Assets	Deposits	Borrowings	Equity
Greene County Bancorp, Inc. (consolidated)	$2,200,335	$2,005,108	$22,644	$149,584
The Bank of Greene County (consolidated)	2,196,274	2,005,388	-	169,173
Greene County Commercial Bank	875,328	803,468	-	68,391
Greene Property Holdings, Ltd.	686,128	-	-	686,128
Greene Risk Management, Inc.	4,674	-	-	1,532

Index
Market Area

The Bank of Greene County is a community bank offering a variety of financial services to meet the needs of the communities it serves.  At June 30, 2021, The Bank of Greene County operated 17 full-service banking offices, operations center and lending center located in its market area within the Hudson Valley and Capital District Regions of New York State.

As of 2020, the Greene County population was approximately 48,000, Columbia County was approximately 60,000, Albany County was approximately 304,000 and Ulster County was approximately 178,000.  Greene County is primarily rural, and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  Greene County has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a “bedroom” community for persons working in the Albany capital area. Greene County government and the Coxsackie Correctional Facilities are the largest employers in the County.  Other large employers within the Company’s market area include the Hunter Mountain and Ski Windham resort areas, LaFarge, Columbia Memorial Hospital, Taconic Farms, Ginsberg’s Foods, and the Catskill, Cairo-Durham, Chatham, Greenville, Coxsackie-Athens, Hudson City, and Ravena-Coeymans-Selkirk Central School Districts. Albany County’s economy is dependent on state government, health care services and higher education.  Albany has also been growing in the area of technology jobs focusing on the areas of micro- and nanotechnology. Ulster County’s major industry consists of tourism with a number of state parks located within the Catskill Mountains and the Shawangunk Ridge.  As such, local employment is primarily within the services industry as well as government and health services.

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

In an effort to manage the interest rate risk, The Bank of Greene County originates shorter-term consumer loans and other adjustable-rate loans, including many commercial loans, and residential mortgage loans with a 10, 15 and 20 year term. The Bank of Greene County seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.

Index
The loan portfolio composition and loan maturity schedule are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

Discussion regarding the credit quality of the loan portfolio is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 4, Loans, of this Report.

Residential, Construction and Land Loans, and Multi-family Loans.  The Bank of Greene County’s primary lending activity is the origination of residential mortgage loans collateralized by property located in The Bank of Greene County’s primary market area.  Residential mortgage loans refer to loans collateralized by one to four-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  For the year ended June 30, 2021, The Bank of Greene County originated residential mortgage loans with a loan-to-value ratio of 85.0% or less. During fiscal 2021, The Bank of Greene County purchased $10.5 million of residential loans that were outside of our primary market area, for which full due diligence was completed on each loan to ensure credit quality.  For the year ended June 30, 2021 and 2020, no residential mortgage loans were originated by The Bank of Greene County with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, The Bank of Greene County has been successful in marketing and originating such loans with 10, 15 and 20 year terms. The Bank of Greene County generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Bank of Greene County requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by The Bank of Greene County. Title insurance is not required on all mortgage loans, but is evaluated on a case by case basis.

At June 30, 2021, virtually all of The Bank of Greene County’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by The Bank of Greene County are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed-rate residential mortgage loans are retained by The Bank of Greene County, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by The Bank of Greene County for deposits and borrowings may increase, which could result in lower net interest income.

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

Index
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

Commercial Real Estate Mortgages.  We have increased our focus on commercial real estate mortgages and have developed a strong team of lenders and business development staff resulting in our continued growth in these portfolios.  Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate mortgages. The Bank of Greene County originates fixed- and adjustable-rate commercial real estate mortgage loans with maximum terms of up to 30 years.

In underwriting commercial real estate mortgage loans, The Bank of Greene County reviews the expected net operating income generated by the real estate to ensure that it is generally at least 110% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower and any guarantors; and the borrower’s business experience.  The Bank of Greene County generally requires personal guarantees on all commercial real estate mortgage.

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

Commercial Loans.  The Bank of Greene County also originates commercial loans with terms of up to 20 years at fixed and adjustable rates.  The Bank of Greene County attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications.  The decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment.  A mortgage may also be taken for additional collateral purposes, but is considered secondary to the other collateral for commercial business loans.  The Bank of Greene County generally requires annual financial statements, tax returns and personal guarantees from the commercial borrowers.  The Bank of Greene County also generally requires an appraisal of any real estate that collateralizes the loan.  The Bank of Greene County’s commercial loan portfolio includes loans collateralized by inventory, fire trucks, other equipment, or real estate.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).   An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA, extended the life of the PPP, creating a second round of PPP loans for eligible businesses. The Company participated in the CAA’s second round of PPP lending.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Bank of Greene County originated these loans to support local businesses.

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

Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies and loan approval limits of The Bank of Greene County.  Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer.  The Executive Committee or the full Board of Directors must approve all residential loans and commercial loans $2.0 million or greater.

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

Index
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

At June 30, 2021, the largest aggregate amount loaned by The Bank of Greene County to one borrower consisted of 10 commercial mortgages with an outstanding balance of $16.1 million. This loan relationship was performing in accordance with its terms at June 30, 2021.

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

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2021, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

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

The estimated fair values of debt securities at June 30, 2021 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

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

State and Political Subdivision Securities. The Bank of Greene County and its subsidiary Greene County Commercial Bank purchase state and political subdivision securities in order to: (i) generate positive interest rate spread with minimal administrative expense; (ii) lower credit risk as a result of purchasing general obligations which are subject to the levy of ad valorem taxes within the municipalities jurisdiction; (iii) increase liquidity, (iv) provide low cost funding to the local communities within the Company’s market area, and (v) serve as collateral for municipal deposits in excess of FDIC limits.  State and political subdivision securities purchased within New York State are exempt from taxes for both Federal and State income tax purposes.  As a result, the yield on these securities as reported within the financial statements, are lower than would be attained on other investment options. The portfolio consists of either short-term obligations, due within one year, or are serial or statutory installment bonds which require semi-annual or annual payments of principal and interest.  Prepayment risk on these securities is low as most of the bonds are non-callable.

Index
Management believes that credit risk on its state and political subdivision securities portfolio is low.  Management analyzes each security prior to purchase and closely monitors these securities by obtaining data collected from the New York State Comptroller’s office when published annually.  Management also reviews any underlying ratings of the securities in its’ assessment of credit risk.

Mortgage-Backed and Asset-Backed Securities.  The Bank of Greene County and its subsidiary Greene County Commercial Bank purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower The Bank of Greene County’s credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored enterprises; and (iii) increase liquidity.  CMOs or collateralized mortgage obligations as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages.  CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested capital at different rates.  The CMO bond may pay the investor at a different rate than the underlying mortgage pool.  Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing.  As a result there is no final lump-sum payment at maturity.  The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.

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

Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of The Bank of Greene County, there are no asset-backed securities in the portfolio at June 30, 2021.

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

Index
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

Greene County Commercial Bank’s purpose is to attract deposits from local municipalities.  Greene County Commercial Bank had $803.5 million in deposits at June 30, 2021.

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

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential mortgage and commercial real estate loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2021, there were no municipal letters of credit outstanding.

Subordinated Debt.  The Company has issued subordinated notes as a cost effective way to raise regulatory capital.  The Company’s outstanding subordinated debt consisted of fixed-to-floating rate subordinated notes with call features, issued in September 2020, due September 2030.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Report.

Personnel

As of June 30, 2021, The Bank of Greene County had 177 full-time employees and 16 part-time employees.  Greene County Bancorp, Inc. has no employees who are not also employees of The Bank of Greene County.  A collective bargaining group does not represent the employees, and The Bank of Greene County considers its relationship with its employees to be good.

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

Index
Taxable Distributions and Recapture.  At June 30, 2021, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

State Taxation

Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank, and Greene Property Holdings, Ltd. report income on a combined fiscal year basis to New York State. The New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income (increased to 7.25% for fiscal 2022), 0.025 of average Business Capital (increased to 0.1875% for fiscal 2022) or a fixed dollar amount based on New York sourced gross receipts. All intercompany dividend distributions are eliminated in the calculation of Combined Business Income.

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

Index
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

Index
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

At June 30, 2021, The Bank of Greene County met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single borrower in excess of 15% of unimpaired capital and surplus and 20%. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2021, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Bank of Greene County utilized the IRS DBLA test and satisfied the requirements of this test at and for the years ended June 30, 2021 and 2020.

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

Index
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

Index
Insurance of Deposit Accounts.  The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as The Bank of Greene County, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of The Bank of Greene County. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance

National Bank Powers Election

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

Federal Home Loan Bank System.  The Bank of Greene County is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, The Bank of Greene County is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2021, The Bank of Greene County was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  In April 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.    At June 30, 2021, The Bank of Greene County was in compliance with these reserve requirements.

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

Index
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

Waivers of Dividends by Greene County Bancorp, MHC.  Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.60 per share to be declared by the Company for the four quarters ending December 31, 2021. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

At June 30, 2021, our commercial bank met the criteria for being considered “well-capitalized.”

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

The public may read and copy any materials filed by Greene County Bancorp, Inc. with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Greene County Bancorp, Inc. is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is https://www.sec.gov.

Index
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and Consolidated Appropriations Act, 2021

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) pandemic and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•
Allowing financial institutions to suspend the application of GAAP to any loan modification related to COVID-19 from treatment as a troubled debt restructuring (“TDR”) for the period between March 1, 2020 and the earlier of 60 days after the end of the national emergency or January 1, 2022, as amended by Section 541 of the Consolidated Appropriations Act of 2021.

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

The Paycheck Protection Program

The Company has been a participant in the Small Business Administration’s Paycheck Protection Program (“PPP”), to fund loans to eligible small business through the Small Business Administration (“SBA”). An eligible business can apply for a PPP loan for up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan can be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. On December 27, 2020, the President signed into law the Consolidated Appropriations Act 2021 (“CAA”). The CAA, extended the life of the PPP loan program through March 31, 2021, creating a second round of PPP loans for eligible businesses, which the Company also participated in.

ITEM 1A.	Risk Factors

Not applicable to smaller reporting companies.

ITEM 1B.	Unresolved Staff Comments

None.

Index
ITEM 2.	Properties

Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The Bank of Greene County also has an operations center and a lending center located in Catskill, New York.  At June 30, 2021, The Bank of Greene County conducted its business through 17 full-service banking offices.  We own nine branch offices and lease eight branch offices located within Greene, Columbia, Albany and Ulster Counties. Greene County Commercial Bank conducts its business through the branch offices of The Bank of Greene County. In the opinion of management, the physical properties of our holding company and our various subsidiaries are suitable and adequate.  For more information on our properties, see Notes 1, 5 and 14 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Report.

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

Greene County Bancorp, Inc.’s common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”.  As of September 10, 2021 Greene County Bancorp, Inc. had 450 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 8,513,414 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), Greene County Bancorp, Inc.’s mutual holding company, held 4,609,264 shares of common stock, or 54.1% of total shares outstanding.  Consequently, shareholders other than the MHC held 3,904,150 shares.

Payment of dividends on Greene County Bancorp, Inc.’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Greene County Bancorp, Inc.’s results of operations, financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.60 per share to be declared by the Company for the four quarters ending December 31, 2021. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. At June 30, 2021, the Company had repurchased 24,400 shares.

Index
ITEM 6.	Selected Financial Data

The selected financial and operational data presented below at and for the years shown was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. and should be read in conjunction with the consolidated financial statements presented elsewhere in this Report.

	At or for the year ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2019
SELECTED FINANCIAL CONDITION DATA:
Total assets	$2,200,335	$1,676,803	$1,269,462
Loans receivable, net	1,085,947	993,522	785,738
Securities available-for-sale	390,890	226,709	122,728
Securities held-to-maturity	496,914	383,657	304,208
Equity securities	307	267	253
Deposits	2,005,108	1,501,075	1,120,569
Shareholders’ equity	149,584	128,805	112,369
AVERAGE BALANCES:
Total assets	1,931,589	1,470,870	1,198,340
Interest-earning assets	1,892,650	1,450,398	1,180,201
Loans receivable, net	1,042,280	861,322	745,161
Securities	751,690	528,131	400,894
Deposits	1,750,733	1,318,027	1,052,146
Borrowings	22,386	15,300	30,192
Shareholders’ equity	137,511	120,387	103,894
SELECTED OPERATIONS DATA:
Total interest income	58,328	53,314	46,308
Total interest expense	5,183	8,481	6,308
Net interest income	53,145	44,833	40,000
Provision for loan losses	3,974	3,905	1,659
Net interest income after provision for loan losses	49,171	40,928	38,341
Total noninterest income	9,667	8,650	8,361
Total noninterest expense	31,223	27,822	25,676
Income before provision for income taxes	27,615	21,756	21,026
Provision for income taxes	3,673	3,029	3,542
Net income	23,942	18,727	17,484
FINANCIAL RATIOS:
Return on average assets[1]	1.24%	1.27%	1.46%
Return on average shareholders’ equity[2]	17.41	15.56	16.83
Noninterest expenses to average total assets	1.62	1.89	2.14
Average interest-earning assets to average interest-bearing liabilities	117.01	118.84	120.31
Net interest rate spread[3]	2.76	2.98	3.28
Net interest margin[4]	2.81	3.09	3.39
Efficiency ratio[5]	49.71	52.02	53.09
Shareholders’ equity to total assets, at end of period	6.80	7.68	8.85
Average shareholders’ equity to average assets	7.12	8.18	8.67
Dividend payout ratio[6]	17.08	20.00	19.51
Actual dividends declared to net income[7]	10.15	11.95	11.65
Nonperforming assets to total assets, at end of period	0.11	0.24	0.29
Nonperforming loans to net loans, at end of period	0.21	0.41	0.46
Allowance for loan losses to nonperforming loans	854.76	402.04	362.84
Allowance for loan losses to total loans receivable	1.77	1.62	1.65
Book value per share[8]	$17.57	$15.13	$13.16
Basic earnings per share	2.81	2.20	2.05
Diluted earnings per share	2.81	2.20	2.05
OTHER DATA:
Closing market price of common stock	$28.12	$22.30	$29.42
Number of full-service offices	17	16	15
Number of full-time equivalent employees	186	182	169

[1]	Ratio of net income to average total assets.
[2]	Ratio of net income to average shareholders’ equity.
[3]	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
[4]	Net interest income as a percentage of average interest-earning assets.
[5]	Noninterest expense divided by the sum of net interest income and noninterest income.
[6]	Dividends per share divided by basic earnings per share. This calculation does not take into account the waiver of dividends by Greene County Bancorp, MHC.
[7]	Dividends declared divided by net income.
[8]	Shareholders’ equity divided by outstanding shares.

Index
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 54.1% of the Company’s outstanding common stock.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  At June 30, 2021, The Bank of Greene County operated 17 full-service branches, an administration office, a lending center, and an operations center in New York’s Hudson Valley Region.  In June 2004, Greene County Commercial Bank (“GCCB”) was opened for the limited purpose of providing financial services to local municipalities.  GCCB is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.  In December 2014, Greene Risk Management, Inc. was formed as a Nevada corporation that is operating as a pooled captive insurance company.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

Critical Accounting Policies

Greene County Bancorp, Inc.’s critical accounting policies relate to the allowance for loan losses.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Index
Management has been working with borrowers to determine best strategies to help mitigate the impact of the temporary business closures, decline in business, and loss of employment, including payment deferrals, debt consolidations and/or loan restructurings due to COVID-19. The Company has instituted a loan deferment program of principal and/or interest payments.  As of June 30, 2021, there were 8 loans aggregating $8.0 million on payment deferrals due to the COVID-19 pandemic compared to 706 loans aggregating $193.5 million as of June 30, 2020.  As allowed under the CARES Act, and as amended by Section 541 of the Consolidated Appropriations Act of 2021, the Company will not report these loans as delinquent and Trouble Debt Restructuring disclosures, and will continue to recognize interest income during the deferral period.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.  The Company continues to expect COVID-19 to have a negative impact on credit risk.  For further discussion regarding loan deferrals see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.

FINANCIAL OVERVIEW

Net income for the year ended June 30, 2021 amounted to $23.9 million, or $2.81 per basic and diluted share, as compared to $18.7 million, or $2.20 per basic and diluted share, for the year ended June 30, 2020, an increase of $5.2 million, or 27.8%.  The increase in net income was primarily the result of increases of $8.3 million in net interest income and $1.0 million in noninterest income partially offset by an increase of $3.4 million in noninterest expense, $644,000 in provision for income taxes and $69,000 in provision for loan losses. The increase in net interest income resulted from growth in interest-earning assets offset by the decrease in rates when comparing the years ended June 30, 2021 and 2020.  Growth in interest-earning assets was within both investment securities and loans. Growth in loans was primarily in commercial real estate mortgages and residential mortgages.

Net interest rate spread and margin both decreased when comparing the years ended June 30, 2021 and 2020. Net interest rate spread decreased 22 basis points to 2.76% for the year ended June 30, 2021 compared to 2.98% for the year ended June 30, 2020. Net interest margin decreased 28 basis points to 2.81% for the year ended June 30, 2021 compared to 3.09% for the year ended June 30, 2020.  Decreases in net interest rate spread and net interest margin resulted primarily from lower yielding securities and loans offset by lower rates on deposits as well as growth in loan and securities balances.

Total assets grew $523.5 million, or 31.2%, to $2.2 billion at June 30, 2021 as compared to $1.7 billion at June 30, 2020.  Net loans increased $92.4 million, or 9.3%, to $1.1 billion at June 30, 2021 as compared to $993.5 million at June 30, 2020.  Included in net loans at June 30, 2021, are $67.4 million of SBA Paycheck Protection Program loans. Securities classified as available-for-sale and held-to-maturity increased $277.4 million, or 45.5%, to $887.8 million at June 30, 2021 as compared to $610.4 million at June 30, 2020.  Deposits grew $504.0 million, or 33.6%, to $2.0 billion at June 30, 2021 as compared to $1.5 billion at June 30, 2020.  Total shareholders’ equity amounted to $149.6 million and $128.8 million at June 30, 2021 and 2020, respectively, or 6.8% and 7.7% of total assets, respectively.

Comparison of Financial Condition as of June 30, 2021 and 2020

SECURITIES

Securities available-for-sale and held-to-maturity increased $277.4 million, or 45.5%, to $887.8 million at June 30, 2021 as compared to $610.4 million at June 30, 2020.  This increase was the result of utilizing excess cash on hand due to an increase in deposits. Securities purchases totaled $626.6 million during the year ended June 30, 2021 and consisted of $408.4 million of state and political subdivision securities, $158.9 million of mortgage-backed securities, $8.8 million of corporate securities, $13.1 million of US Government Agency securities, $30.6 million of US Treasury securities, and $6.8 million of other securities. Principal pay-downs and maturities during the year amounted to $343.7 million, primarily consisting of $73.7 million of mortgage-backed securities, $252.8 million of state and political subdivision securities, $8.8 million of collateralized mortgage obligations, $2.5 million of US Government agency securities, $3.0 million of corporate debt securities and $2.9 million of other securities.

Greene County Bancorp, Inc. holds 61.1% of its securities portfolio at June 30, 2021 in state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
	At June 30,
	2021		2020		2019
(Dollars in thousands)	Carrying Amount	Percent of total	Carrying Amount	Percent of total	Carrying Amount	Percent of total
Securities available-for-sale:
U.S. government sponsored enterprises	$12,903	1.5%	$504	0.1%	$5,553	1.3%
U.S. treasury securities	19,836	2.2	-	-	-	-
State and political subdivisions	200,656	22.6	177,107	29.0	96,570	22.6
Mortgage-backed securities-residential	34,981	3.9	15,528	2.5	2,645	0.6
Mortgage-backed securities-multi-family	119,407	13.4	28,910	4.7	16,410	3.8
Corporate debt securities	3,107	0.4	4,660	0.8	1,550	0.4
Total securities available-for-sale	390,890	44.0	226,709	37.1	122,728	28.7
Securities held-to-maturity:
U.S. government sponsored enterprises	-	-	2,000	0.3	9,249	2.2
U.S. treasury securities	10,938	1.2	-	-	-	-
State and political subdivisions	341,364	38.5	210,535	34.5	152,358	35.7
Mortgage-backed securities-residential	28,450	3.2	38,884	6.4	4,570	1.1
Mortgage-backed securities-multi-family	100,330	11.3	127,582	20.9	134,970	31.6
Corporate debt securities	9,892	1.1	2,593	0.4	1,478	0.3
Other securities	5,940	0.7	2,063	0.4	1,583	0.4
Total securities held-to-maturity	496,914	56.0	383,657	62.9	304,208	71.3
Total securities	$887,804	100.0%	$610,366	100.0%	$426,936	100.0%

Investment Maturity Schedule

The estimated fair value of debt securities at June 30, 2021 by contractual maturity are shown below.  Mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No tax-equivalent adjustments were made in calculating the weighted average yield.

(Dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$-	$12,903	$-	$12,903
U.S. treasury securities	-	4,091	15,745	-	19,836
State and political subdivisions	200,547	86	23	-	200,656
Mortgage-backed securities-residential	7	211	631	34,132	34,981
Mortgage-backed securities-multi-family	5,297	9,693	43,289	61,128	119,407
Corporate debt securities	-	1,623	-	1,484	3,107
Total securities available-for-sale	205,851	15,704	72,591	96,744	390,890
Securities held-to-maturity:
U.S. treasury securities	-	1,991	8,973	-	10,964
State and political subdivisions	39,577	119,022	79,971	119,675	358,245
Mortgage-backed securities-residential	-	621	987	27,336	28,944
Mortgage-backed securities-multi-family	5,073	45,641	44,995	9,244	104,953
Corporate debt securities	-	-	9,467	471	9,938
Other securities	4,769	816	367	46	5,998
Total securities held-to-maturity	49,419	168,091	144,760	156,772	519,042
Total securities	$255,270	$183,795	$217,351	$253,516	$909,932
Weighted Average Yield	0.88%	2.11%	1.91%	1.58%	1.57%

Index
LOANS

Net loans receivable increased $92.4 million, or 9.3%, to $1.1 billion at June 30, 2021 from $993.5 million at June 30, 2020.  Net loans receivable at June 30, 2021 included $67.4 million in SBA Paycheck Protection Program loans. The loan growth experienced during the year consisted primarily of $91.5 million in commercial real estate loans, $45.8 million in residential real estate loans and $16.8 million in multi-family loans. This growth was partially offset by a $1.7 million decrease in residential construction and land loans, $12.2 million decrease in commercial construction loans, $3.8 million decrease in home equity loans, $40.9 million decrease in commercial loans, $3.3 million increase in allowance for loan losses and a $46,000 net increase in deferred fees due to the forgiveness of SBA PPP loans.  SBA PPP loans decreased $32.4 million to $67.4 million from $99.8 million at June 30, 2020, due to the receipt of forgiveness proceeds.   The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  We believe that customer satisfaction continued to grow through our participation in the PPP loan program and our quick response to customer needs during the pandemic, which has enhanced loan growth.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Loan Portfolio Composition

Set forth below is selected information concerning the composition of The Bank of Greene County’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential real estate	$325,167	29.34%	$279,332	27.58%	$267,802	33.55%	$255,848	35.75%	$245,331	38.67%
Residential construction and land	10,185	0.92	11,847	1.17	7,462	0.93	9,951	1.39	7,160	1.13
Multi-family	41,951	3.78	25,104	2.48	24,592	3.08	14,961	2.09	9,199	1.45
Commercial real estate	472,887	42.66	381,415	37.67	329,668	41.31	283,935	39.68	257,964	40.67
Commercial construction	62,763	5.66	74,920	7.40	36,361	4.56	39,366	5.50	28,430	4.48
Total real estate loans	912,953	82.36	772,618	76.30	665,885	83.43	604,061	84.41	548,084	86.40

Consumer loans
Home equity	18,285	1.65	22,106	2.18	23,185	2.91	21,919	3.06	21,076	3.32
Consumer installment(1)	4,942	0.45	4,817	0.48	5,481	0.69	5,017	0.70	4,790	0.76
Total consumer loans	23,227	2.10	26,923	2.66	28,666	3.60	26,936	3.76	25,866	4.08

Commercial loans	172,228	15.54	213,119	21.04	103,554	12.97	84,644	11.83	60,381	9.52

Total consumer loans and
commercial loans	195,455	17.64	240,042	23.70	132,220	16.57	111,580	15.59	86,247	13.60

Total gross loans	1,108,408	100.00%	1,012,660	100.00%	798,105	100.00%	715,641	100.00%	634,331	100.00%

Less:
Allowance for loan losses	(19,668)		(16,391)		(13,200)		(12,024)		(11,022)
Deferred (fees) and costs	(2,793)		(2,747)		833		814		878

Total loans receivable, net	$1,085,947		$993,522		$785,738		$704,431		$624,187

(1)	Includes direct automobile loans (on both new and used automobiles) and personal loans.

Index
Loan Maturity Schedule

The following table sets forth certain information as of June 30, 2021 regarding the amount of loans maturing or re-pricing in The Bank of Greene County’s portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “Within 1 Year.”

(In thousands)	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total
Residential real estate	$12,311	$23,662	$45,877	$74,551	$168,766	$325,167
Residential construction and land	9,857	24	92	212	-	10,185
Multi-family	5,459	8,067	6,295	21,740	390	41,951
Commercial real estate	145,283	55,931	120,277	124,647	26,749	472,887
Commercial construction	43,549	19,214	-	-	-	62,763
Consumer loans	15,186	1,775	2,906	3,243	117	23,227
Commercial loans	53,951	8,101	71,004	31,815	7,357	172,228
Total loan portfolio	$285,596	$116,774	$246,451	$256,208	$203,379	$1,108,408

The total amount of the above loans that mature or are due after June 30, 2022 that have fixed interest rates is $476.1 million while the total amount of loans that mature or are due after such date that have adjustable interest rates is $346.7 million.  The interest rate risk implications of The Bank of Greene County’s substantial preponderance of fixed-rate loans is discussed in detail above within the section Management of Interest Rate Risk.

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

The Federal Reserve Board along with the other various regulatory agencies have issued joint guidance to financial institutions who are working with borrowers affected by COVID-19.  Management has been working with borrowers to determine best strategies to help mitigate the impact of the temporary business closures, decline in business, and loss of employment, including payment deferrals, debt consolidations and/or loan restructurings due to COVID-19. The Company has instituted a loan deferment program of principal and/or interest payments.  As of June 30, 2021, there were eight loans aggregating $8.0 million on payment deferrals due to the COVID-19 pandemic compared to 706 loans aggregating $193.5 million as of June 30, 2020.  As allowed under the CARES Act, and as amended by Section 541 of the Consolidated Appropriations Act of 2021, the Company will not report these loans as delinquent and Trouble Debt Restructuring disclosures, and will continue to recognize interest income during the deferral period.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.  The Company continues to expect COVID-19 to have a negative impact on credit risk. For further discussion regarding loan deferrals, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.

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

Analysis of Nonaccrual Loans, Nonperforming Assets and Restructured Loans

The table below details additional information related to nonaccrual loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans:
Residential real estate	$1,324	$2,513	$2,474	$1,778	$1,240
Multi-family	-	151	-	-	-
Commercial real estate	444	781	598	1,147	1,452
Commercial construction	-	-	-	-	176
Home equity	237	319	452	298	218
Consumer installment	-	-	6	18	10
Commercial	296	313	108	276	476
Total nonaccrual loans	2,301	4,077	3,638	3,517	3,572

Accruing loans delinquent 90 days or more:
Residential real estate	-	-	-	62	69
Total accruing loans delinquent 90 days or more	-	-	-	62	69
Foreclosed real estate:
Residential real estate	64	-	53	119	-
Commercial real estate	-	-	-	-	799
Total foreclosed real estate	64	-	53	119	799

Total nonperforming assets	$2,365	$4,077	$3,691	$3,698	$4,440

Troubled debt restructuring:
Nonperforming (included above)	$354	$304	$531	$774	$932
Performing (accruing and excluded above)	5,050	909	1,368	1,557	916

Nonperforming assets to total assets	0.11%	0.24%	0.29%	0.32%	0.45%
Nonperforming loans to net loans	0.21%	0.41%	0.46%	0.51%	0.58%

The table below details additional information related to nonaccrual loans:

	For the years ended June 30,
(In thousands)	2021	2020	2019
Interest income that would have been recorded if loans had been performing in accordance with original terms	$188	$296	$257
Interest income that was recorded on nonaccrual loans	134	193	146

Nonperforming assets amounted to $2.4 million at June 30, 2021 and $4.1 million at June 30, 2020, respectively.  Total impaired loans amounted to $6.3 million at June 30, 2021 compared to $3.3 million at June 30, 2020, an increase of $3.0 million, or 92.5%.  The increase in impaired loans was the result of an increase in commercial real estate and commercial loans modified in a trouble debt restructuring, offset by residential loans becoming current and off nonaccrual, and by partial charge-offs on residential loans.  Impaired loans include loans that have been modified in a troubled debt restructuring and are performing under the modified terms and have therefore been returned to performing status.

Index
Loans on nonaccrual status totaled $2.3 million at June 30, 2021 of which $260,000 were in the process of foreclosure.  At June 30, 2021, there were two residential loans totaling $158,000 and one commercial real estate loan totaling $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2021, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $4.1 million at June 30, 2020 of which $1.3 million were in the process of foreclosure.  At June 30, 2020, there were eight residential loans in the process of foreclosure totaling $1.0 million.  Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at June 30, 2020, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

The table below details additional information on impaired loans as of the dates indicated:

	For the years ended June 30,
(In thousands)	2021	2020	2019
Balance of impaired loans, with a valuation allowance	$5,325	$1,662	$2,000
Allowances relating to impaired loans included in allowance for loan losses	391	228	262
Balance of impaired loans, without a valuation allowance	970	1,608	1,894
Average balance of impaired loans for the years ended	3,860	3,496	3,982
Interest income recorded on impaired loans during the years ended	215	169	160

For additional details on impaired loans, see the table in Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Bank of Greene County disaggregates its loan portfolio as noted in the below allocation of allowance for loan losses table to evaluate for impairment collectively based on historical loss experience.  The Bank of Greene County evaluates nonaccrual loans that are over $100 thousand and all trouble debt restructured loans individually for impairment, if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral. The Bank of Greene County charges loans off against the allowance for loan losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.  For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged-off and is reduced by charge-offs.

The Bank of Greene County recognizes that depending upon the duration of the COVID-19 pandemic and the adequacy of strategies in place by local and federal governments, borrowers may not have the ability to repay their debts which may ultimately result in losses to The Bank of Greene County.  Management continues to closely monitor credit relationships, particularly those on payment deferral or adversely classified.

Index
Loans classified as substandard or special mention totaled $49.7 million at June 30, 2021 compared to $32.8 million at June 30, 2020, an increase of $16.9 million. During the year ended June 30, 2021 the Company further downgraded construction, commercial real estate and commercial loans from pass and special mention to substandard due to deterioration in borrower cash flows, delinquent payments and further financial deterioration or not improving financial performance.  Management continues to monitor these loan relationships closely.  Reserves on these loans totaled $7.9 million at June 30, 2021 compared to $2.4 million at June 30, 2020, an increase of $5.5 million.  No loans were classified as doubtful or loss at June 30, 2021 or 2020. Allowance for loan losses to total loans receivable was 1.77% at June 30, 2021, and 1.62% at June 30, 2020.  As of June 30, 2021 and 2020, there were $67.4 million and $99.8 million, respectively, in SBA PPP loans which are 100% guaranteed by the SBA with no allowance allocated to these loans.  Excluding the SBA guaranteed loans, the allowance for loan losses to total loans receivable would have been 1.89% and 1.80% at June 30, 2021 and 2020, respectively. The increase in the allowance for loan losses to total loans receivable is due to the increase in classified loan reserves and increase in loan growth during the fiscal year, offset by a decrease in economic factors, given the economic improvements seen in the economy, delinquent loans and nonaccrual loans since the many local businesses and the State of New York have re-opened as of June 30, 2021 to full capacity.

Net charge-offs totaled $697,000 and $714,000 for the years ended June 30, 2021 and 2020, respectively.  The decrease in charge-off activity for the year was primarily within the consumer loan and residential loan portfolios.  This was offset by an increase in the commercial loan portfolio, resulting from one large charge-off that occurred in the second quarter of the fiscal year end June 30, 2021.

Nonperforming loans amounted to $2.3 million and $4.1 million at June 30, 2021 and June 30, 2020, respectively. At June 30, 2021 and June 30, 2020, respectively, nonperforming assets were 0.11% and 0.24% of total assets, and nonperforming loans were 0.21% and 0.41% of net loans, an improvement, primarily in residential real estate loans, year over year.  We have not originated “no documentation” mortgage loans and our loan portfolio does not include any mortgage loans that we classify as sub-prime.

Analysis of allowance for loan losses activity
	At or for the Years Ended June 30,
(Dollars in thousands)	2021	2020	2019	2018	2017
Balance at the beginning of the period	$16,391	13,200	$12,024	$11,022	$9,485
Charge-offs:
Residential real estate	26	102	287	141	90
Commercial real estate	-	-	74	-	39
Consumer installment	309	459	374	318	270
Commercial loans	500	335	51	159	66
Total loans charged off	835	896	786	618	465

Recoveries:
Residential real estate	13	16	13	-	-
Consumer installment	124	130	137	85	88
Commercial loans	1	36	153	5	3
Total recoveries	138	182	303	90	91

Net charge-offs	697	714	483	528	374

Provisions charged to operations	3,974	3,905	1,659	1,530	1,911
Balance at the end of the period	$19,668	16,391	$13,200	$12,024	$11,022

Net charge-offs to average loans outstanding	0.07%	0.08%	0.06%	0.08%	0.06%
Net charge-offs to nonperforming assets	29.47	17.51	13.09	14.28	8.42
Allowance for loan losses to nonperforming loans	854.76	402.04	362.84	335.96	302.72
Allowance for loan losses to total loans receivable	1.77	1.62	1.65	1.68	1.74
Net charge-offs to average assets	0.04	0.05	0.04	0.05	0.04

Index
Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.
	At June 30,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans
Residential real estate	$2,012	29.3%	$2,091	27.6%	$2,026	33.6%	$2,116	35.8%	$2,289	38.7%
Residential construction and land	106	0.9	141	1.2	87	0.9	114	1.4	89	1.1
Multi-family	186	3.8	176	2.5	180	3.1	162	2.1	43	1.4
Commercial real estate	13,049	42.7	8,634	37.6	7,110	41.3	5,979	39.6	5,589	40.7
Commercial construction	1,535	5.7	2,053	7.4	872	4.5	950	5.5	687	4.5
Home equity	165	1.6	295	2.2	314	2.9	317	3.1	234	3.3
Consumer installment	267	0.5	197	0.5	250	0.7	224	0.7	231	0.8
Commercial loans	2,348	15.5	2,804	21.0	2,361	13.0	2,128	11.8	1,680	9.5
Unallocated	-	-	-	-	-	-	34	-	180	-
Totals	$19,668	100.0%	$16,391	100.0%	$13,200	100.0%	$12,024	100.0%	$11,022	100.0%

For further discussion and detail regarding the Allowance for Loan Loss, please refer to Part II, Item 8 Financial Statements and Supplemental Data, Note 4 Loans of this Report.

PREMISES AND EQUIPMENT

Premises and equipment amounted to $14.1 million and $13.7 million at June 30, 2021 and 2020, respectively.  Purchases totaled $1.3 million during the year ended June 30, 2021, consisting primarily of building improvements and equipment for a new branch located in Albany, New York, equipment for disaster recovery and new ATMs.  Purchases totaled $1.1 million during the year ended June 30, 2020, consisting primarily of building improvements and equipment for a new branch located in Kinderhook-Valatie, New York and expansion to an existing lending center. Depreciation for the year ended June 30, 2021 totaled $775,000, compared to $713,000 for the year ended June 30, 2020.  There were no disposals of premises and equipment during the fiscal years ended June 30, 2021 and 2020.

PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets totaled $8.5 million at June 30, 2021, compared to $5.0 million at June 30, 2020, an increase of $3.5 million.  This increase was due to an increase of $2.3 million in deferred taxes, and an increase of $932,000 in prepaid expense.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as FRE, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis. Upon transfer to FRE, if the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.  There were $64,000 in FRE assets at June 30, 2021.  At June 30, 2020, there were no FRE assets.

Index
DEPOSITS

Total deposits increased to $2.0 billion at June 30, 2021 from $1.5 billion at June 30, 2020, an increase of $504.0 million, or 33.6%. Noninterest-bearing deposits increased $35.9 million, or 26.0%, NOW deposits increased $397.4 million, or 41.8%, money market deposits increased $11.9 million, or 8.9%, and savings deposits increased $59.7 million, or 24.7%, when comparing June 30, 2021 and June 30, 2020.  These increases were offset by a decrease in certificates of deposits of $834,000, or 2.3%, when comparing June 30, 2021 and June 30, 2020. Deposits increased during the year ended June 30, 2021 as a result of an increase in new account relationships and stimulus funds deposited across all three of our primary business lines, retail, commercial and municipal. Additional growth was attributed to the expansion of a new branch on Wolf Road in Albany County, NY.

	At June 30,
	2021		2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Transaction and savings deposits:
Noninterest-bearing deposits	$174,114	8.7%	$138,187	9.2%	$107,469	9.6%
Certificates of deposit	34,791	1.7	35,625	2.4	36,542	3.3
Savings deposits	301,050	15.0	241,371	16.1	214,680	19.2
Money market deposits	145,832	7.3	133,970	8.9	114,915	10.2
NOW deposits	1,349,321	67.3	951,922	63.4	646,963	57.7
Total deposits	$2,005,108	100.0%	$1,501,075	100.0%	$1,120,569	100.0%

The amount of certificates of deposit by time remaining to maturity as of June 30, 2021 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Report.

BORROWINGS

At June 30, 2021, borrowings for the Company amounted to $22.6 million, compared to $25.5 million at June 30, 2020, a decrease of $2.8 million.  Borrowings consisted of $19.6 million of Fixed-to-Floating Rate Subordinated Notes and $3.0 million of short-term borrowings with Atlantic Central Bankers Bank (“ACBB”).  During the year ended June 30, 2021, the Company repaid $10.9 million of Paycheck Protection Plan Lending Facility “(PPPLF”), $7.0 million of short-term borrowings with Atlantic Central Bankers Bank and $7.6 million of long-term borrowings with the FHLB and borrowed $3.0 million of short-term borrowings with Atlantic Central Bankers Bank.

Effective April 9, 2020, the FRB instituted the PPPLF to provide banks additional funding for liquidity whereby the PPP loans are pledged as collateral.  The PPPLF can provide additional liquidity up to the principal balance of PPP loans on the Company’s balance sheet. The Company did not have any borrowings outstanding under the PPPLF at June 30, 2021 and $10.9 million outstanding at June 30, 2020.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At June 30, 2021, there were $19.6 million of Subordinated Note Purchases Agreements outstanding, net of issuance costs.

The Company’s borrowing agreements are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Report.

Index
The table below details additional information related to short-term and long-term borrowings for the years ended June 30,

(Dollars in thousands)	2021	2020
Short-term borrowings
Average outstanding balance	$2,532	$3,983
Interest expense	75	49
Weighted average interest rate during the year	2.96%	1.23%
Weighted average interest rate at end of year	3.75%	0.39%

Long-term borrowings
Average outstanding balance	$19,854	$11,317
Interest expense	887	191
Weighted average interest rate during the year	4.47%	1.69%
Weighted average interest rate at end of year	4.75%	1.73%

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities, totaled $23.0 million at June 30, 2021, compared to $21.4 million at June 30, 2020, an increase of $1.6 million.  This increase was due primarily to increased accrued expenses for various employee benefit plans, including short-term and long-term incentive plans, and supplemental executive retirement plan.  The ASU 2016-02 lease liability also increased by $334,000 when comparing the year ended June 30, 2020 to June 30, 2021. This was partially offset by a decrease in the pension liability of $771,000 when comparing the year ended June 30, 2020 to June 30, 2021. For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note 10 Stock-Based Compensation of this Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $149.6 million at June 30, 2021 from $128.8 million at June 30, 2020, resulting primarily from net income of $23.9 million partially offset by dividends declared and paid of $2.4 million.  On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2021, the Company had repurchased a total of 24,400 shares of the 200,000 shares authorized by the repurchase program. The Company did not repurchase any shares during the year ended June 30, 2021.

Selected Equity Data:	At June 30,
	2021	2020
Shareholders’ equity to total assets, at end of period	6.80%	7.68%
Book value per share	$17.57	$15.13
Closing market price of common stock	$28.12	$22.30

	For the years ended June 30,
	2021	2020
Average shareholders’ equity to average assets	7.12%	8.18%
Dividend payout ratio[1]	17.08%	20.00%
Actual dividends paid to net income[2]	10.15%	11.95%

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

Index
Comparison of Operating Results for the Years Ended June 30, 2021 and 2020

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the years ended June 30, 2021 and 2020.  For the years indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Fiscal Years Ended June 30
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Loans receivable[1]	$1,060,471	$45,275	4.27%	$875,374	$39,159	4.47%
Securities[2]	751,690	12,911	1.72	528,131	13,441	2.55
Interest-earning bank balances and federal funds	79,345	81	0.10	45,488	622	1.37
FHLB stock	1,144	61	5.33	1,405	92	6.55
Total interest-earning assets	1,892,650	58,328	3.08%	1,450,398	53,314	3.67%
Cash and due from banks	12,526			11,080
Allowance for loan losses	(18,191)			(14,052)
Other noninterest-earning assets	44,604			23,444
Total assets	$1,931,589			$1,470,870

Interest-Bearing Liabilities:
Savings and money market deposits	$403,360	$952	0.24%	$337,463	$1,348	0.40%
NOW deposits	1,156,672	2,895	0.25	831,469	6,414	0.77
Certificates of deposit	35,044	374	1.07	36,187	479	1.32
Borrowings	22,386	962	4.30	15,300	240	1.57
Total interest-bearing liabilities	1,617,462	5,183	0.32%	1,220,419	8,481	0.69%
Noninterest-bearing deposits	155,657			112,908
Other noninterest-bearing liabilities	20,959			17,156
Shareholders’ equity	137,511			120,387
Total liabilities and equity	$1,931,589			$1,470,870

Net interest income		$53,145			$44,833
Net interest rate spread			2.76%			2.98%
Net earnings assets	$275,188			$229,979
Net interest margin			2.81%			3.09%
Average interest-earning assets to average interest-bearing liabilities	117.01%			118.84%

[1]	Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

Taxable-equivalent net interest income and net interest margin
	For the year ended June 30,
(Dollars in thousands)	2021	2020
Net interest income (GAAP)	$53,145	$44,833
Tax-equivalent adjustment(1)	3,032	2,510
Net interest income (fully taxable-equivalent)	$56,177	$47,343

Average interest-earning assets	$1,892,650	$1,450,398
Net interest margin (fully taxable-equivalent)	2.97%	3.26%

(1)
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 21% for federal income taxes for the periods ended June 30, 2021 and 2020, and 4.44% and 3.98% for New York State income taxes for the periods ended June 30, 2021 and 2020, respectively.

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

	Years Ended June 30,
	2021 versus 2020			2020 versus 2019
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$7,938	$(1,822)	$6,116	$5,344	$(1,235)	$4,109
Securities[2]	4,656	(5,186)	(530)	3,241	(460)	2,781
Interest-earning bank balances and federal funds	274	(815)	(541)	413	(243)	170
FHLB stock	(15)	(16)	(31)	(46)	(8)	(54)
Total interest-earning assets	12,853	(7,839)	5,014	8,952	(1,946)	7,006

Interest-Bearing Liabilities:
Savings and money market deposits	224	(620)	(396)	26	75	101
NOW deposits	1,881	(5,400)	(3,519)	1,936	514	2,450
Certificates of deposit	(15)	(90)	(105)	(56)	50	(6)
Borrowings	152	570	722	(255)	(117)	(372)
Total interest-bearing liabilities	2,242	(5,540)	(3,298)	1,651	522	2,173
Net change in net interest income	$10,611	$(2,299)	$8,312	$7,301	$(2,468)	$4,833

[1]	Calculated net of deferred loan fees, loan discounts, and loans in process.
[2]	Includes tax-free securities, mortgage-backed securities, asset-backed securities and long term certificates of deposit.

As the above table shows, net interest income for the fiscal year ended June 30, 2021 has been affected most significantly by the increase in volume of loans and securities, partially offset by an increase in volume of interest-bearing liabilities and a decrease in rate on interest-earning assets. Net interest rate spread decreased 22 basis points to 2.76% for the fiscal year ended June 30, 2021 as compared to 2.98% for the fiscal year ended June 30, 2020.  Net interest margin decreased 28 basis points to 2.81% for the fiscal year ended June 30, 2021 as compared to 3.09% for the fiscal year ended June 30, 2020.

The Federal Reserve Board has taken a number of measures in an attempt to mitigate the impact of the pandemic on the economy.  In mid-March 2020, the Federal Reserve Board decreased the Federal Funds benchmark rate by 100 basis points to 0.00%-0.25%.  The reduction in rate has continued throughout the fiscal year end and continues to have a negative impact on the Company’s interest spread and margin during the year ended June 30, 2021.  The Company continually monitors its interest rate risk, the impact to net interest income and capital from the interest rate decrease and is well within established limits.

INTEREST INCOME

Interest income for the year ended June 30, 2021 amounted to $58.3 million as compared to $53.3 million for the year ended June 30, 2020, an increase of $5.0 million, or 9.4%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the years ended June 30, 2021 and 2020.   Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $1.9 billion for the year ended June 30, 2021 as compared to $1.5 billion for the year ended June 30, 2020, an increase of $442.3 million, or 30.5%.   The yield earned on such assets decreased 59 basis points to 3.08% for the year ended June 30, 2021 as compared to 3.67% for the year ended June 30, 2020.

Index
Interest income earned on loans amounted to $45.3 million for the year ended June 30, 2021 as compared to $39.2 million for the year ended June 30, 2020.  Average loans outstanding increased $185.1 million, or 21.1%, to $1.1 billion for the year ended June 30, 2021 as compared to $875.4 million for the year ended June 30, 2020.  The yield on such loans decreased 20 basis points to 4.27% for the year ended June 30, 2021 as compared to 4.47% for the year ended June 30, 2020. At June 30, 2021, approximately 52.1% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.

Interest income earned on securities (excluding FHLB stock) decreased to $12.9 million for the year ended June 30, 2021 as compared to $13.4 million for the year ended June 30, 2020.  Included in interest income earned on securities is yield maintenance payments received when various agency mortgage-backed securities prepaid in advance of maturity of $829,000 for the year ended June 30, 2021, a decrease of $443,000 from $1.3 million when compared to June 30, 2020. The average balance of securities increased $223.6 million to $751.7 million for the year ended June 30, 2021 as compared to $528.1 million for the year ended June 30, 2020 resulting from growth in deposits within our retail, commercial and municipal lines of business.  The average yield on such securities decreased 83 basis points to 1.72% for the year ended June 30, 2021 as compared to 2.55% for the year ended June 30, 2020.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.

Interest income earned on federal funds and interest-earning deposits amounted to $81,000 for the year ended June 30, 2021 as compared to $622,000 for the year ended June 30, 2020.  The average balance of federal funds and interest-earning deposits increased $33.9 million when comparing the years ended June 30, 2021 and 2020.  Dividends on FHLB stock decreased to $61,000 for the year ended June 30, 2021 as compared to $92,000 for the year ended June 30, 2020.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2021 amounted to $5.2 million as compared to $8.5 million for the year ended June 30, 2020, a decrease of $3.3 million, or 38.9%.  The decrease was the result of lower rates paid on average deposits however offset by the increase in the average balance of interest-bearing liabilities. Total average interest-bearing liabilities increased to $1.6 billion for the year ended June 30, 2021 as compared to $1.2 billion for the year ended June 30, 2020, an increase of $397.0 million, or 32.5%.  Much of this increase related to NOW accounts primarily resulting from growth in new deposit relationships within our retail, commercial and municipal lines of business. The overall rate paid on interest-bearing liabilities decreased 37 basis points to 0.32% for the year ended June 30, 2021 compared to 0.69% for the year ended June 30, 2020.

Interest expense paid on savings and money market accounts amounted to $952,000 for the year ended June 30, 2021 as compared to $1.3 million for the year ended June 30, 2020, a decrease of $396,000, or 29.4%. The rate paid on savings and money market accounts decreased 16 basis points to 0.24% for the year ended June 30, 2021 as compared to 0.40% for the year ended June 30, 2020.  The average balance of savings and money market accounts increased by $65.9 million to $403.4 million for the year ended June 30, 2021 as compared to $337.5 million for the year ended June 30, 2020.

Interest expense paid on NOW accounts amounted to $2.9 million and $6.4 million for the years ended June 30, 2021 and 2020, respectively.  The average balance of NOW accounts increased to $1.2 billion for the year ended June 30, 2021 as compared to $831.5 million for the year ended June 30, 2020, an increase of $325.2 million.  The average rate paid on NOW accounts decreased 52 basis points to 0.25% for the year ended June 30, 2021 as compared to 0.77% for the year ended June 30, 2020.

Interest expense paid on certificates of deposit amounted to $374,000 for the year ended June 30, 2021 as compared to $479,000 for the year ended June 30, 2020, a decrease of $105,000.  The average rate paid on certificates of deposit decreased 25 basis points to 1.07% for the year ended June 30, 2021 as compared to 1.32% for the year ended June 30, 2020.  The average balance on certificates of deposit decreased to $35.0 million for the year ended June 30, 2021 as compared to $36.2 million for the year ended June 30, 2020.

Interest expense on borrowings amounted to $962,000 for the year ended June 30, 2021 as compared to $240,000 for the year ended June 30, 2020, as the average balance of borrowings increased $7.1 million to $22.4 million for the year ended June 30, 2021 as compared to $15.3 million for the year ended June 30, 2020. The average rate paid on borrowings increased 273 basis points to 4.30% from 1.57% during the period.  The increase in the average balance on borrowings was due to the Company entering into subordinated note purchase agreements in September 2020.

Index
PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. Provision for loan losses amounted to $4.0 million and $3.9 million for the years ended June 30, 2021 and 2020, respectively, an increase of $69,000. The slight increase was due to growth in gross loans and an increase in loans adversely classified. Management continues to assess the impact of the COVID-19 pandemic and determined to reduce some of the associated reserves as of the year ended June 30, 2021.  The allocation of this provision was primarily for commercial real estate and commercial loans.  For additional details relating to the allocation of the provision for loan losses, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this report.

NONINTEREST INCOME

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2021	2020	Amount	Percent
Service charges on deposit accounts	$3,414	$3,926	$(512)	(13.04)%
Debit card fees	3,860	2,980	880	29.53
Investment services	732	559	173	30.95
E-commerce fees	113	113	-	-
Bank owned life insurance	425	-	425	100.00
Other operating income	1,123	1,072	51	4.76
Total noninterest income	$9,667	$8,650	$1,017	11.76%

Noninterest income increased $1.0 million, or 11.8%, to $9.7 million for the year ended June 30, 2021 as compared to $8.7 million for the year ended June 30, 2020.  The increase was primarily due to an increase in debit card fees resulting from continued growth in the number of checking accounts with debit cards and the income from bank owned life insurance purchased in the current fiscal year offset by decreases in service charges on deposit accounts, primarily from a lower volume of nonsufficient fund fees.

NONINTEREST EXPENSE

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2021	2020	Amount	Percent
Salaries and employee benefits	$19,166	$17,170	$1,996	11.63%
Occupancy expense	2,169	1,865	304	16.30
Equipment and furniture expense	637	749	(112)	(14.95)
Service and data processing fees	2,621	2,450	171	6.98
Computer software, supplies and support	1,369	1,064	305	28.67
Advertising and promotion	491	473	18	3.81
FDIC insurance premiums	738	321	417	129.91
Legal and professional fees	1,212	1,111	101	9.09
Other	2,820	2,619	201	7.67
Total noninterest expense	$31,223	$27,822	$3,401	12.22%

Noninterest expense increased $3.4 million, or 12.2%, to $31.2 million for the year ended June 30, 2021 as compared to $27.8 million for the year ended June 30, 2020. The increase during the year ended June 30, 2021 was primarily due to an increase in salaries and employee benefits expense resulting from creating 13 new positions during the year.  The new positions were required to support growth in the Bank’s lending department, customer service center and finance department, along with staff to support our new branch located in Albany, New York, which opened in September 2020.  FDIC insurance premiums also increased for the year ended June 30, 2021 compared to the year ended June 30, 2020, when credits were applied to the premiums.  In January 2019, the FDIC provided notification to the Company that a credit in the amount of $177,000 was calculated for The Bank of Greene County, and a credit in the amount of $91,000 was calculated for Greene County Commercial Bank, based on a change in assessments under FDIC regulations resulting from the Deposit Insurance Fund Reserve Ratio reaching 1.36%.  The Company received credits of $268,000 during the year ended June 30, 2020.  This credit was applied against FDIC insurance premiums expense. No credits remained at June 30, 2020 and therefore no credits were used for the fiscal year end June 30, 2021.

Index
INCOME TAXES

Provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 13.3% and 13.9% for the years ended June 30, 2021 and 2020, respectively.  The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

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

Greene County Bancorp, Inc.’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on Greene County Bancorp, Inc.’s operating, financing, lending and investing activities during any given period.  At June 30, 2021, cash and cash equivalents totaled $149.8 million, or 6.8% of total assets.

Greene County Bancorp, Inc.’s primary investing activities are the origination of residential and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $95.7 million and $212.4 million and purchases of securities totaled $626.6 million and $391.5 million for the years ended June 30, 2021 and 2020, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities and borrowings.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2021 and 2020, as Greene County Bancorp, Inc. originated loans for retention in its portfolio.

Greene County Bancorp, Inc. experienced a net increase in total deposits of $504.0 million and $380.5 million for the years ended June 30, 2021 and 2020, respectively.  Deposits increased during the year ended June 30, 2021 as a result of an increase in new account relationships and stimulus funds deposited across all three of our primary business lines, retail, commercial and municipal.  The Company continues to benefit from consolidation of other depository institutions within its market area and has successfully launched several marketing campaigns aimed at different segments of the market.

Greene County Bancorp, Inc. monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in interest-earning deposits with the Federal Reserve Bank of New York.  In the event Greene County Bancorp, Inc. requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During the year ended June 30, 2021, The Bank of Greene County’s maximum borrowing from the FHLB reached $32.1 million and the minimum amounted to no borrowings.  As of the year ended June 30, 2021 there were no borrowings outstanding with the FHLB.  The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.  At June 30, 2021, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	7.46%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	11.13%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	32.21%

The Federal Reserve Board has instituted a program, the Paycheck Protection Plan Lending Facility (“PPPLF”) to provide banks additional funding for liquidity whereby the PPP loans are pledged as collateral.  The PPPLF allowed banks to offer these loans to local businesses while maintaining strong liquidity to meet cash flow needs.  At June 30, 2020, the Company had borrowed $10.9 million through the PPPLF which was paid down to zero during the fiscal year end June 30, 2021.

Off-balance sheet arrangements. In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments to fund new loans and unused portions of lines of credit and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of June 30, 2021, are not necessarily indicative of future cash requirements.

Index
The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2021 and 2020:

(In thousands)	2021	2020
Unfunded loan commitments	$121,775	$100,241
Unused lines of credit	86,456	70,333
Standby letters of credit	175	-
Total commitments	$208,406	$170,574

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit scheduled to mature in one year or less from June 30, 2021 totaled $18.0 million.  Based upon Greene County Bancorp, Inc.’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with Greene County Bancorp, Inc.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential and commercial real estate mortgage loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  There were no municipal letters of credit outstanding at June 30, 2021.

The Company has risk participation agreements (“RPAs”) which are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment.  RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at June 30, 2021 or 2020.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $7.2 million and $3.3 million at June 30, 2021 and 2020, respectively. The current amount of credit exposure is spread out over four financial institution counterparties, and terms range between five to nine years.

Capital Resources.  The Company and the Bank considers current needs and future growth, with the sources of capital being the retention of earnings, less dividends paid, and proceeds from the issuance of subordinated debt. The Company believes its current capital is adequate to support ongoing operations. As a result of the significant growth in assets, the Company borrowed $3.0 million on its line of credit through ACBB and contributed $17.5 million of additional capital to The Bank of Greene County.  At June 30, 2021 and 2020, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 17. Regulatory Matters of this Report.  Shareholders’ equity represented 6.8% and 7.7% of total consolidated assets at June 30, 2021 and 2020, respectively.

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

Index
UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth a summary of selected financial data at June 30, 2021 and 2020 and quarter ends within those years.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

The year ended June 30, 2021
Loans receivable, net	$1,028,782	$1,031,519	$1,068,498	$1,085,947
Deposits	1,618,993	1,679,718	1,960,029	2,005,108

Interest income	13,338	14,949	14,788	15,253
Interest expense	1,522	1,340	1,218	1,103
Net interest income	11,816	13,609	13,570	14,150
Provision for loan losses	1,243	1,262	1,434	35
Noninterest income	2,078	2,394	2,361	2,834
Noninterest expense	7,133	7,540	8,367	8,183
Income before provision for income taxes	5,518	7,201	6,130	8,766
Net income	4,875	6,195	5,258	7,614
Basic earnings per share	0.57	0.73	0.62	0.89
Diluted earnings per share	0.57	0.73	0.62	0.89

The year ended June 30, 2020
Loans receivable, net	$805,539	$851,065	$883,735	$993,522
Deposits	1,263,210	1,244,658	1,429,532	1,501,075

Interest income	12,608	13,197	13,437	14,072
Interest expense	2,108	2,286	2,296	1,791
Net interest income	10,500	10,911	11,141	12,281
Provision for loan losses	551	690	1,425	1,239
Noninterest income	2,266	2,316	2,126	1,942
Noninterest expense	6,422	6,535	7,228	7,637
Income before provision for income taxes	5,793	6,002	4,614	5,347
Net income	4,863	5,113	4,051	4,700
Basic earnings per share	0.57	0.60	0.47	0.55
Diluted earnings per share	0.57	0.60	0.47	0.55

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Index
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

EVE Analysis.  Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents Greene County Bancorp, Inc.’s EVE.  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2021.  Assumptions made by Greene County Bancorp, Inc. relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2021.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between Greene County Bancorp, Inc.’s estimated value of assets and value of liabilities assuming no change in interest rates.

Index
The following sets forth Greene County Bancorp, Inc.’s EVE as of June 30, 2021.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change From Par	% Change From Par	EVE Ratio[1]	Change[2]
+300bp	$205,003	$(52,472)	(20.38)%	9.88%	(153)	bps
+200bp	225,851	(31,624)	(12.28)	10.57	(84)
+100bp	246,914	(10,561)	(4.10)	11.23	(18)
PAR	257,475	-	-	11.41	-
-100bp	295,696	38,221	14.84	12.79	138

[1]	Calculated as the estimated EVE divided by the present value of total assets.
[2]	Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

The prolonged low rate environment continues to increase EVE sensitivity across the industry, as the low yield on assets increases price sensitivity to large rate shocks.  EVE sensitivity will increase further as rates rise and loans and investments lose value and move out the sensitivity curve. Greene County Bancorp, Inc.’s EVE modeling projects that the EVE will decrease in instantaneous rate shocks, however, the level of sensitivity resulting from these rate shocks is within the Company’s policy limits and regulatory guidance.  In anticipation of rising interest rates, Greene County Bancorp, Inc. has implemented several strategies to help mitigate the negative impact on EVE that would result from rising interest rates. These strategies include shortening the average duration of assets and lengthening the average duration of its liabilities.  COVID-19 has reduced the expectation of rising rates in the short term.  As a result, management has tried to maintain a more neutral rate position in response to the pandemic.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher-yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2021, Greene County Bancorp, Inc.’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest-earning assets were positive 25.44% and 19.41% respectively.

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

Greene County Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Michelle Plummer
Donald E. Gibson	Michelle Plummer, CPA, CGMA
President and Chief Executive Officer	Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2021, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factor Component

The allowance for loan losses as of June 30, 2021 was $19.7 million.  As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The level of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, payment status of the loan and economic conditions.  The allowance consists of specific and general components in the amounts of $0.4 million and $19.3 million, respectively. Specific reserves estimate potential losses on identified impaired loans with uncertain collectability of principal and interest. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors. The general component is calculated using a systematic methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. For purposes of the allowance methodology, the loan portfolio is segmented as described in Note 4. Each segment has a distinct set of risk characteristics monitored by management. Risk is further assessed and monitored and determined at a more disaggregated level, which includes the risk grading system as described in Note 4 under Credit Quality Indicators.

Index
Critical Audit Matters (Continued)

To determine the general component of the allowance the company applies the historical loss rate to pools of loans with similar risk characteristics. After consideration of the historic loss analysis, management applies additional qualitative adjustments so that the allowance for loan losses is reflective of the estimate of incurred losses that exist in the loan portfolio at the statement of financial condition date.  Qualitative adjustments are made if the incurred loan losses inherent in the loan portfolio are not fully captured in the historical loss analysis. Qualitative considerations include changes in underwriting standards and policies; changes in market and economy; changes in nature volume and terms, experience; changes in the ability and depth of lending management and staff; changes in volume of delinquency and non-accruals; changes in the quality of the loan review system; changes in collateral, changes in concentrations of credit; and other external factors.

The evaluation of the qualitative factors requires a significant amount of judgement by management and involves a high degree of subjectivity.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factors included the following, among others:
•
We obtained an understanding of the relevant controls related to management’s assessment and review of the qualitative factors, and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.

•	We obtained an understanding of how management developed the estimates and related assumptions, including:
o
Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.

•	Evaluating the reasonableness of the qualitative factor established by management as compared to the underlying internal or external information sources.

We have served as the Company’s auditor since 2018.

/s/ Bonadio & Co., LLP
Syracuse, New York

September 13, 2021

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on Internal Control over Financial Reporting
We have audited Greene County Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated September 13, 2021, expressed an unqualified opinion.

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

/s/ Bonadio & Co., LLP
Syracuse, New York
September 13, 2021

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2021 and 2020
(In thousands, except share and per share amounts)

ASSETS	2021	2020
Total cash and cash equivalents	$149,775	$40,463

Long term certificates of deposit	4,553	4,070
Securities available-for-sale, at fair value	390,890	226,709
Securities held-to-maturity, at amortized cost (fair value $519,042 at June 30, 2021; $405,512 at June 30, 2020)	496,914	383,657
Equity securities, at fair value	307	267
Federal Home Loan Bank stock, at cost	1,091	1,226

Loans	1,108,408	1,012,660
Allowance for loan losses	(19,668)	(16,391)
Unearned origination fees and costs, net	(2,793)	(2,747)
Net loans receivable	1,085,947	993,522

Premises and equipment, net	14,137	13,658
Bank owned life insurance	40,425	-
Accrued interest receivable	7,781	8,207
Foreclosed real estate	64	-
Prepaid expenses and other assets	8,451	5,024
Total assets	$2,200,335	$1,676,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$174,114	$138,187
Interest-bearing deposits	1,830,994	1,362,888
Total deposits	2,005,108	1,501,075

Borrowings from other banks, short-term	3,000	17,884
Borrowings from Federal Home Loan Bank, long-term	-	7,600
Subordinated notes payable, net	19,644	-
Accrued expenses and other liabilities	22,999	21,439
Total liabilities	2,050,751	1,547,998

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340
Outstanding – 8,513,414 shares at June 30, 2021 and June 30, 2020	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	139,775	118,263
Accumulated other comprehensive loss	(1,161)	(428)
Treasury stock, at cost 97,926 shares at June 30, 2021 and at June 30, 2020	(908)	(908)
Total shareholders’ equity	149,584	128,805
Total liabilities and shareholders’ equity	$2,200,335	$1,676,803

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2021 and 2020
(In thousands, except share and per share amounts)

	2021	2020
Interest income:
Loans	$45,275	$39,159
Investment securities - taxable	816	654
Mortgage-backed securities	4,203	5,804
Investment securities - tax exempt	7,953	7,075
Interest-bearing deposits and federal funds sold	81	622
Total interest income	58,328	53,314

Interest expense:
Interest on deposits	4,221	8,241
Interest on borrowings	962	240
Total interest expense	5,183	8,481

Net interest income	53,145	44,833
Provision for loan losses	3,974	3,905
Net interest income after provision for loan losses	49,171	40,928

Noninterest income:
Service charges on deposit accounts	3,414	3,926
Debit card fees	3,860	2,980
Investment services	732	559
E-commerce fees	113	113
Bank owned life insurance	425	-
Other operating income	1,123	1,072
Total noninterest income	9,667	8,650

Noninterest expense:
Salaries and employee benefits	19,166	17,170
Occupancy expense	2,169	1,865
Equipment and furniture expense	637	749
Service and data processing fees	2,621	2,450
Computer software, supplies and support	1,369	1,064
Advertising and promotion	491	473
FDIC insurance premiums	738	321
Legal and professional fees	1,212	1,111
Other	2,820	2,619
Total noninterest expense	31,223	27,822

Income before provision for income taxes	27,615	21,756
Provision for income taxes	3,673	3,029
Net income	$23,942	$18,727

Basic earnings per share	$2.81	$2.20
Basic average shares outstanding	8,513,414	8,529,927
Diluted earnings per share	$2.81	$2.20
Diluted average shares outstanding	8,513,414	8,529,927
Dividends per share	$0.48	$0.44

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2021 and 2020
(In thousands)

	2021	2020
Net Income	$23,942	$18,727

Other comprehensive (loss) income:

Unrealized holding (losses) gains on available-for-sale securities, gross	(1,894)	1,243
Tax effect	(492)	325
Unrealized holding (losses) gains on available-for-sale securities, net	(1,402)	918

Pension actuarial gain (loss), gross	680	(619)
Tax effect	168	(162)
Pension actuarial gain (loss), net	512	(457)

Amortization of pension actuarial losses recognized in salaries and benefits, gross	209	158
Tax effect	52	41
Amortization of pension actuarial losses recognized in salaries and benefits, net	157	117

Total other comprehensive (loss) income, net of taxes	(733)	578

Comprehensive income	$23,209	$19,305

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2021 and 2020
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2019	$861	$11,017	$101,774	$(1,006)	$(277)	$112,369
Stock repurchases					(631)	(631)
Dividends declared			(2,238)			(2,238)
Net income			18,727			18,727
Other comprehensive income, net of taxes				578		578
Balance at June 30, 2020	$861	$11,017	$118,263	$(428)	$(908)	$128,805
Dividends declared			(2,430)			(2,430)
Net income			23,942			23,942
Other comprehensive loss, net of taxes				(733)		(733)
Balance at June 30, 2021	$861	$11,017	$139,775	$(1,161)	$(908)	$149,584

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2021 and 2020
(In thousands)

	2021	2020
Cash flows from operating activities:
Net Income	$23,942	$18,727
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	775	713
Deferred income tax benefit	(2,025)	(1,026)
Net amortization of investment premiums and discounts	3,573	1,228
Net (accretion) amortization of deferred loan costs and fees	(3,767)	510
Amortization of subordinated debt issuance costs	67	-
Provision for loan losses	3,974	3,905
Bank owned life insurance income	(425)	-
Net gain on equity securities	(40)	(14
Net gain on sale of foreclosed real estate	(66)	(19
Net (decrease) increase in accrued income taxes	(606)	936
Net decrease (increase) in accrued interest receivable	426	(2,354)
Net increase in prepaid expenses and other assets	(934)	(1,527)
Net increase in accrued expenses and other liabilities	2,859	5,644
Net cash provided by operating activities	27,753	26,723

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	217,201	122,384
Purchases of securities	(412,520)	(234,196)
Principal payments on securities	27,276	8,794
Securities held-to-maturity:
Proceeds from maturities	41,138	34,240
Purchases of securities	(214,120)	(157,297)
Principal payments on securities	58,133	42,661
Net redemption of Federal Home Loan Bank Stock	135	533
Purchase of long term certificate of deposit	(1,231)	(1,440)
Maturity of long term certificate of deposit	735	245
Purchase of bank owned life insurance	(40,000)	-
Net increase in loans receivable	(92,932)	(212,414)
Proceeds from sale of foreclosed real estate	302	287
Purchases of premises and equipment	(1,254)	(1,116)
Net cash used in investing activities	(417,137)	(397,319

Cash flows from financing activities:
Net decrease in short-term FHLB advances	-	(8,000)
Net (decrease) increase in short-term advances from other banks	(14,884)	17,884
Repayment of long-term FHLB advances	(7,600)	(6,000)
Net proceeds from subordinated notes payable	19,577	-
Purchase of treasury stock	-	(631)
Payment of cash dividends	(2,430)	(2,238)
Net increase in deposits	504,033	380,506
Net cash provided by financing activities	498,696	381,521

Net increase in cash and cash equivalents	109,312	10,925
Cash and cash equivalents at beginning of year	40,463	29,538
Cash and cash equivalents at end of year	$149,775	$40,463

Non-cash investing activities:
Foreclosed loans transferred to other real estate	$300	$215
Cash paid during period for:
Interest	$4,956	$8,472
Income taxes	$6,304	$3,119

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

Nature of Operations

Greene County Bancorp, Inc.’s primary business is the ownership and operation of its subsidiaries.  At June 30, 2021, The Bank of Greene County has 17 full-service offices and an operations center located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank of Greene County is primarily engaged in the business of attracting deposits from the general public in The Bank of Greene County’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  Greene County Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by The Bank of Greene County are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.  Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of Greene County Bancorp, Inc., incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

Index
A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  During the years ended June 30, 2021 and 2020, The Bank of Greene County elected to utilize the IRS DBLA test and satisfied the requirements of this test.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions, investments (with original maturity of three months or less), and overnight federal funds sold.  The amounts of interest-bearing deposits included as cash equivalents at June 30, 2021 and 2020 were $137.5 million and $30.1 million, respectively.

Securities

Greene County Bancorp, Inc. has classified its investments in debt securities as either available-for-sale or held-to-maturity and equity securities.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income (loss) component of shareholders’ equity, net of applicable income taxes.  Held-to-maturity securities are those debt securities which management has the intent the ability to hold to maturity and are reported at amortized cost.  Equity securities are recorded at fair value, with net unrealized gains and losses recognized in income. The Company does not have trading securities in its portfolio.

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

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and costs.  Interest on loans is accrued and credited to income based upon the principal amount outstanding.  Unearned discount or premium on installment loans is recognized as income or expense over the term of the loan, principally using a method that approximates the effective yield method.  Nonrefundable loan fees and related direct costs are deferred and amortized over the life of the loan as an adjustment to loan yield using the effective interest method.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit losses that is inherent in the loan portfolio as of the balance sheet date. The allowance is maintained at a level that The Bank of Greene County deems adequate to absorb all reasonably anticipated probable losses from specifically known and other risks associated with the portfolio. The allowance for loan losses is maintained by a provision for loan losses charged to expense, reduced by net charge-offs and increased by recoveries of loans previously charged off.  The level of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, payment status of the loan and economic conditions.

The Bank of Greene County evaluates nonaccrual loans that are over $100 thousand and all trouble debt restructured loans individually for impairment, if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral, less estimated costs to sell.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogeneous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

The allowance for loan losses for non-impaired loans is calculated using a systematic methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. For purposes of our allowance methodology, the loan portfolio is segmented as described in Note 4. Each segment has a distinct set of risk characteristics monitored by management. We further assess and monitor risk and performance at a more disaggregated level, which includes our internal risk grading system as described in Note 4 under Credit Quality Indicators.

To determine the allowance for the non-impaired loans the company applies the historical loss rate to pools of loans with similar risk characteristics. After consideration of the historic loss analysis, management applies additional qualitative adjustments so that the allowance for loan losses is reflective of the estimate of incurred losses that exist in the loan portfolio at the balance sheet date.  Qualitative adjustments are made if the incurred loan losses inherent in the loan portfolio are not fully captured in the historical loss analysis. Qualitative considerations include changes in underwriting standards and policies; changes in market and economy; changes in nature volume and terms, experience; changes in the ability and depth of lending management and staff; changes in volume of delinquency and non-accruals; changes in the quality of the loan review system; changes in collateral, changes in concentrations of credit; and other external factors.

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

Leases

Lease right-of-use (“ROU”) assets and lease liabilities for operating leases are recognized at commencement date based on the present value of lease payments over the lease term, discounted using the Company’s incremental borrowing rate.  Operating lease ROU assets are recorded in prepaid expenses and other assets while operating lease liabilities are recorded in other liabilities.  The Company has not entered into any finance leases. Options to renew or terminate the lease are recognized as part of ROU assets and liabilities when it is reasonably certain the options will be exercised.  The Company has lease agreements that contain both lease and non-lease components, such as maintenance costs, which are accounted for separately.   Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments for real estate taxes, insurance, maintenance and utilities which are generally based on a pro rata share of the total property, are not included in the measurement of the ROU assets or lease liabilities and are expensed as incurred.  In addition, the Company does not recognize ROU assets or lease liabilities for short-term leases with a term of 12 months or less, which are also expensed as incurred.

Bank Owned Life Insurance

The Company has purchased bank-owned life insurance (“BOLI”) as an investment vehicle, on certain current and former senior and executive officers. BOLI is carried at cash surrender value. Changes in cash surrender value are recorded in non-interest income.

Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock.  From time to time, Greene County Bancorp, Inc. may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to Greene County Bancorp, Inc.’s earnings per share, book value per share and general market and economic factors.  On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2021, the Company had repurchased a total of 24,400 shares of the 200,000 shares authorized by the repurchase program.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the years ended June 30, 2021 and 2020.

Index
Revenue Recognition

The company adopted Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers ASC Topic 606, (ASU 2014-09 and ASC 606). The adoption of ASU 2014-09 did not have a material impact on the measurement or recognition of revenue.  ASC 606 does not apply to the majority of the Company’s revenue-generating transactions, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following is a summary of revenues subject to ASC 606 for the years ended June 30, 2021 and 2020.

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

Advertising

Greene County Bancorp, Inc. follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $491,000 and $473,000 for the years ended June 30, 2021 and 2020, respectively.

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

Index
In April 2019, the FASB issued an Update (ASU 2019-04), Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments related to Update 2016-13 have the same effective dates as Update 2016-13.  The ASU also covered a number of issues that related to hedge accounting including: Partial-Term Fair Value Hedges of Interest Rate Risk, Amortization of Fair Value Hedge Basis Adjustments, Disclosure of Fair Value Hedge Basis Adjustments, Consideration of the Hedged Contractually Specified Interest Rate under the Hypothetical Derivative Method, Scoping for Not-for-Profit Entities, Hedge Accounting Provisions Applicable to Certain Private Companies and Not-for-Profit Entities, and Application of a First-Payments-Received Cash Flow Hedging Technique to Overall Cash Flows on a Group of Variable Interest Payments. The amendments related to Topic 815 are effective with the adoption of the amendments in Update 2017-12. The Company does not have any transactions that are applicable to Update 2017-12, and therefore the adoption of Update 2017-12 and related provisions of Update 2019-04, did not have any impact on our consolidated results of operations or financial position. The ASU also covers Transition Guidance for Codification Improvements specific to ASU 2016-01. The following topics were covered within ASU 2019-04: Scope Clarifications, Held-to-Maturity Debt Securities Fair Value Disclosures, Applicability of Topic 820 to the Measurement Alternative, and Remeasurement of Equity Securities at Historical Exchange Rates. The amendments related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019.  The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

In August 2018, the FASB has issued an Update (ASU No. 2018-14), “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”, that applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The following disclosure requirements were removed from Subtopic 715-20: (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; (2) the amount and timing of plan assets expected to be returned to the employer; (3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; related-party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; (4) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets; and (5) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The following disclosure requirements were added to Subtopic 715-20: (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: (1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.  ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, for public business entities. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

Accounting Pronouncements to be adopted in future periods

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other topics in  ASU 2019-04 include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following:  accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, consideration of prepayments in determining the effective interest rate, consideration of estimated costs to sell when foreclosure is probable, vintage disclosures— line-of-credit arrangements converted to term loans, and contractual extensions and renewals. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13.  In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326 Financial Instruments Credit Losses provides additional clarification to specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption.  At this time, we have not calculated the estimated impact that this Update will have on our allowance for credit losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. A vendor has been selected and alternative methodologies are currently being considered.  Data requirements and integrity are being reviewed and enhancements incorporated into standard processes. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding small reporting companies such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses which amends the implementation effective date for small reporting companies, such as the Company, and non-public business entities, for fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

In October 2020, the FASB issued an Update (ASU 2020-08), Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. The amendments affect the guidance in ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in that Update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The Board noted in paragraph BC21 of Update 2017-08 that if the security contained additional future call dates, an entity should consider whether the amortized cost basis exceeded the amount repayable by the issuer at the next call date. If so, the excess should be amortized to the next call date. The amendments in ASU 2020-08 clarify the Board’s intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of paragraph 310-20-35-33 for each reporting period. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements and does not expect it will have a material impact on the consolidated financial statements.

Note 2.	Balances at other banks

The Bank of Greene County is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank which is included in cash and due from banks on the Company’s balance sheet.  In April 2020, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero, therefore there was no reserve requirement included in cash and due from banks at June 30, 2021 and June 30, 2020.

Note 3.	Securities

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2021, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

Securities at June 30, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,079	$36	$212	$12,903
U.S. treasury securities	19,672	165	1	19,836
State and political subdivisions	200,436	220	-	200,656
Mortgage-backed securities-residential	34,861	287	167	34,981
Mortgage-backed securities-multi-family	119,359	1,042	994	119,407
Corporate debt securities	3,008	129	30	3,107
Total securities available-for-sale	390,415	1,879	1,404	390,890
Securities held-to-maturity:
U.S. treasury securities	10,938	28	2	10,964
State and political subdivisions	341,364	17,184	303	358,245
Mortgage-backed securities-residential	28,450	584	90	28,944
Mortgage-backed securities-multi-family	100,330	4,635	12	104,953
Corporate debt securities	9,892	111	65	9,938
Other securities	5,940	58	-	5,998
Total securities held-to-maturity	496,914	22,600	472	519,042
Total securities	$887,329	$24,479	$1,876	$909,932

Securities at June 30, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$502	$2	$-	$504
State and political subdivisions	176,064	1,043	-	177,107
Mortgage-backed securities-residential	15,148	380	-	15,528
Mortgage-backed securities-multi-family	28,116	798	4	28,910
Corporate debt securities	4,510	163	13	4,660
Total securities available-for-sale	224,340	2,386	17	226,709
Securities held-to-maturity:
U.S. government sponsored enterprises	2,000	11	-	2,011
State and political subdivisions	210,535	14,286	3	224,818
Mortgage-backed securities-residential	38,884	1,002	15	39,871
Mortgage-backed securities-multi-family	127,582	6,680	21	134,241
Corporate debt securities	2,593	7	130	2,470
Other securities	2,063	38	-	2,101
Total securities held-to-maturity	383,657	22,024	169	405,512
Total securities	$607,997	$24,410	$186	$632,221

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$6,787	$212	2	$-	$-	-	$6,787	$212	2
U.S. treasury securities	1,970	1	1	-	-	-	1,970	1	1
Mortgage-backed securities-residential	19,071	167	4	-	-	-	19,071	167	4
Mortgage-backed securities-multi-family	59,176	933	21	2,469	61	1	61,645	994	22
Corporate debt securities	970	30	1	-	-	-	970	30	1
Total securities available-for-sale	87,974	1,343	29	2,469	61	1	90,443	1,404	30
Securities held-to-maturity:
U.S. treasury securities	1,991	2	1	-	-	-	1,991	2	1
State and political subdivisions	42,751	303	76	-	-	-	42,751	303	76
Mortgage-backed securities-residential	12,839	90	2	-	-	-	12,839	90	2
Mortgage-backed securities-multi-family	3,890	12	3	-	-	-	3,890	12	3
Corporate debt securities	2,506	36	2	471	29	1	2,977	65	3
Total securities held-to-maturity	63,977	443	84	471	29	1	64,448	472	85
Total securities	$151,951	$1,786	113	$2,940	$90	2	$154,891	$1,876	115

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

Management evaluated these securities considering the factors as outlined in Note 1 of these consolidated financial statements, and based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2021.  Management believes that the reasons for the decline in fair value are due to interest rates, widening credit spreads and market illiquidity at the reporting date.

There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2021 or 2020. During the years ended June 30, 2021 and 2020, there were no sales of securities and no gains or losses were recognized.  There were no other-than-temporary impairment losses recognized during the years ended June 30, 2021 and 2020.

Index
The estimated fair values of debt securities at June 30, 2021, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$200,332	$200,547
After one year through five years	5,676	5,800
After five years through ten years	28,687	28,671
After ten years	1,500	1,484
Total available-for-sale debt securities	236,195	236,502
Mortgage-backed and asset-backed securities	154,220	154,388
Total available-for-sale securities	390,415	390,890

Held-to-maturity debt securities
Within one year	43,549	44,346
After one year through five years	116,982	121,829
After five years through ten years	93,191	98,778
After ten years	114,412	120,192
Total held-to-maturity debt securities	368,134	385,145
Mortgage-backed securities	128,780	133,897
Total held-to-maturity securities	496,914	519,042
Total securities	$887,329	$909,932

As of June 30, 2021 and 2020, respectively, securities with an aggregate fair value of $892.1 million and $619.3 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  As of June 30, 2021 and 2020, securities with an aggregate fair value of $3.9 million and $4.7 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window.  Greene County Bancorp, Inc. did not participate in any securities lending programs during the years ended June 30, 2021 or 2020.

Note 4.	Loans

Loan segments and classes at June 30, 2021 and 2020 are summarized as follows:
	At June 30,
(In thousands)	2021	2020
Residential real estate:
Residential real estate	$325,167	$279,332
Residential construction and land	10,185	11,847
Multi-family	41,951	25,104
Commercial real estate:
Commercial real estate	472,887	381,415
Commercial construction	62,763	74,920
Consumer loan:
Home equity	18,285	22,106
Consumer installment	4,942	4,817
Commercial loans	172,228	213,119
Total gross loans	1,108,408	1,012,660
Allowance for loan losses	(19,668)	(16,391)
Deferred (fees) and costs	(2,793)	(2,747)
Loans receivable, net	$1,085,947	$993,522

At June 30, 2021 and 2020, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

Index
The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).   An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA, extended the life of the PPP, creating a second round of PPP loans for eligible businesses. The Company participated in the CAA’s second round of PPP lending.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Bank of Greene County originated these loans to support local businesses for fiscal year ended June 30, 2021 and 2020.  The Company disbursed 1,003 and 1,267 PPP loans totaling $62.0 million and $99.8 million during the years ended June 30, 2021 and 2020, respectively.  The Company received fees from the SBA for originating these loans totaling $3.5 million and $3.9 million for the years ended June 30, 2021 and 2020, respectively.  These fees have been deferred and will be recognized in income on a level-yield basis as the loans are repaid or forgiven by the SBA. As of the fiscal year ended June 30, 2021, the Company recognized $4.1 million in fee income and did not recognize any income as of the fiscal year ended June 30, 2020.

Loans serving as collateral

Loans designated as qualified collateral and pledged for borrowing and stand-by letters of credit to the Federal Home Loan Bank of New York (“FHLB”) amounted to approximately $405.3 million and $321.5 million of its residential and commercial mortgage portfolios, respectively.

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

When The Bank of Greene County classifies problem assets as either Substandard or Doubtful, it generally establishes a specific valuation allowance or “loss reserve” in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans.  When The Bank of Greene County identifies problem loans as being impaired, it is required to evaluate whether the Bank will be able to collect all amounts due either through repayments or the liquidation of the underlying collateral.  If it is determined that impairment exists, the Bank is required either to establish a specific allowance for losses equal to the amount of impairment of the assets, or to charge-off such amount.  The Bank of Greene County’s determination as to the classification of its loans and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Bank of Greene County reviews its portfolio quarterly to determine whether any assets require classification in accordance with applicable regulations.

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

Residential mortgage loans, including home equity loans, which are collateralized by residences are generally made in amounts up to 85.0% of the appraised value of the property.  In the event of default by the borrower, The Bank of Greene County will acquire and liquidate the underlying collateral.  By originating the loan at a loan-to-value ratio of 85.0% or less, The Bank of Greene County limits its risk of loss in the event of default.  However, the market values of the collateral may be adversely impacted by declines in the economy.  Home equity loans may have an additional inherent risk if The Bank of Greene County does not hold the first mortgage.  The Bank of Greene County may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

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

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be collateral-based, with loan amounts based on fixed loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.   The Bank of Greene County has formed relationships with other community banks within our region to participate in larger commercial loan relationships.  These types of loans are generally considered to be riskier due to the size and complexity of the loan relationship.  By entering into a participation agreement with the other bank, The Bank of Greene County can obtain the loan relationship while limiting its exposure to credit loss.  Management completes its due diligence in underwriting these loans and monitors the servicing of these loans.  During the years ended June 30, 2021 and June 30, 2020, The Bank of Greene County originated PPP loans in accordance with the CARES Act, which are unsecured commercial loans and are 100% guaranteed by the Small Business Administration.

Loan balances by internal credit quality indicator as of June 30, 2021 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$321,826	$88	$3,253	$325,167
Residential construction and land	10,185	-	-	10,185
Multi-family	41,589	-	362	41,951
Commercial real estate	441,004	9,690	22,193	472,887
Commercial construction	55,819	5,944	1,000	62,763
Home equity	17,727	-	558	18,285
Consumer installment	4,942	-	-	4,942
Commercial loans	165,649	963	5,616	172,228
Total gross loans	$1,058,741	$16,685	$32,982	$1,108,408

Index
Loan balances by internal credit quality indicator as of June 30, 2020 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$275,599	$996	$2,737	$279,332
Residential construction and land	11,847	-	-	11,847
Multi-family	23,336	1,645	123	25,104
Commercial real estate	364,884	13,189	3,342	381,415
Commercial construction	67,844	6,974	102	74,920
Home equity	21,466	-	640	22,106
Consumer installment	4,817	-	-	4,817
Commercial loans	210,081	2,675	363	213,119
Total gross loans	$979,874	$25,479	$7,307	$1,012,660

The Company had no loans classified doubtful or loss at June 30, 2021 or June 30, 2020.  During the year ended June 30, 2021, the Company further downgraded construction, commercial real estate and commercial loans from pass and special mention to substandard due to deterioration in borrower cash flows, delinquent payments and further financial deterioration or not improving financial performance.  Management continues to monitor these loan relationships closely. In total there were 11 commercial real estate loan relationships, 11 commercial loan relationships and 1 commercial construction loan relationship that have been downgraded to special mention, and there were 3 commercial real estate loan relationships, 4 commercial loan relationships and 1 commercial construction loan relationship that have been downgraded to substandard during the year ended June 30, 2021.   At June 30, 2021, these loans were all performing. Management continues to monitor these loan relationships closely.

The table below detail loans that have been modified as a troubled debt restructuring during the year ended June 30, 2021.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
For the year ended June 30, 2021
Commercial loans	5	$3,001	$2,903	$2,896
Commercial real estate	3	1,325	1,287	1,284
Residential	1	70	70	69

During the year ended June 30, 2021, there were four commercial loans and two commercial real estate loans that were modified to reduce the interest rate and the maturity date was extended, thereby reducing the monthly payments for the borrower.  There was one commercial loan, one commercial real estate loan, and one residential loan which the maturity date was extended, thereby reducing the monthly payments for the borrower.  The Company recognized a partial charge-off on one commercial loan and one commercial real estate loan during the year ended June 30, 2021. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2020 or 2019, which have subsequently defaulted during the twelve months ended June 30, 2021 or 2020, respectively.  There were no loans modified as a trouble debt restructuring during the year ended June 30, 2020.

In order to assist borrowers through the COVID-19 pandemic, The Bank of Greene County has instituted a loan deferment program whereby deferral of payments were provided.  Payment deferrals consisted of either principal deferrals or full payment deferrals.  As allowed under the CARES Act, and as amended by Section 541 of the Consolidated Appropriations Act of 2021, the Company will not report these loans as delinquent and Trouble Debt Restructuring disclosures. The Company will continue to recognize interest income during the deferral period as long as they are deemed collectible.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.  The following table details loans that have payments deferred as of June 30, 2021.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Commercial real estate	6,119	3	1,346	3	7,465	6
Commercial loans	572	2	-	-	572	2
Total	$6,691	5	$1,346	3	$8,037	8

Index
Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Loans on nonaccrual status totaled $2.3 million at June 30, 2021 of which $260,000 were in the process of foreclosure.  At June 30, 2021, there were two residential loans totaling $158,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2021, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $4.1 million at June 30, 2020 of which $1.3 million were in the process of foreclosure. At June 30, 2020, there were eight residential loans in the process of foreclosure totaling $1.0 million. Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at June 30, 2020, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2021:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$-	$630	$650	$1,280	$323,887	$325,167	$1,324
Residential construction and land	-	-	-	-	10,185	10,185	-
Multi-family	-	-	-	-	41,951	41,951	-
Commercial real estate	-	5,266	123	5,389	467,498	472,887	444
Commercial construction	-	-	-	-	62,763	62,763	-
Home equity	33	40	224	297	17,988	18,285	237
Consumer installment	26	13	-	39	4,903	4,942	-
Commercial loans	-	230	117	347	171,881	172,228	296
Total gross loans	$59	$6,179	$1,114	$7,352	$1,101,056	$1,108,408	$2,301

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2020:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$871	$345	$1,691	$2,907	$276,425	$279,332	$2,513
Residential construction and land	-	-	-	-	11,847	11,847	-
Multi-family	-	-	151	151	24,953	25,104	151
Commercial real estate	393	189	374	956	380,459	381,415	781
Commercial construction	-	-	-	-	74,920	74,920	-
Home equity	29	-	238	267	21,839	22,106	319
Consumer installment	36	25	-	61	4,756	4,817	-
Commercial loans	48	72	245	365	212,754	213,119	313
Total gross loans	$1,377	$631	$2,699	$4,707	$1,007,953	$1,012,660	$4,077

The Bank of Greene County had no accruing loans delinquent 90 days or more at June 30, 2021 and June 30, 2020.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed. The increase from June 30, 2020 to June 30, 2021 in 60-89 days past due for commercial real estate was attributable to one large loan that is classified as substandard.

Index
The table below details additional information related to nonaccrual loans:

(In thousands)	2021	2020
Interest income that would have been recorded if loans had been performing in accordance with original terms	$188	$296
Interest income that was recorded on nonaccrual loans	134	193

Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans or nonaccrual loans that are over $100 thousand and all trouble debt restructured loans are reviewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogeneous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2021			For the year ended June 30, 2021
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$370	$370	$-	$387	$14
Multi-family	-	-	-	30	-
Commercial real estate	281	281	-	313	4
Home equity	224	224	-	186	-
Commercial loans	95	95	-	148	8
Impaired loans with no allowance	970	970	-	1,064	26

With an allowance recorded:
Residential real estate	723	723	103	971	32
Multi-family	-	-	-	-	-
Commercial real estate	945	945	58	236	4
Commercial construction	102	102	1	102	-
Home equity	321	321	73	366	18
Commercial Loans	3,234	3,234	156	1,121	135
Impaired loans with allowance	5,325	5,325	391	2,796	189

Total impaired:
Residential real estate	1,093	1,093	103	1,358	46
Multi-family	-	-	-	30	-
Commercial real estate	1,226	1,226	58	549	8
Commercial construction	102	102	1	102	-
Home equity	545	545	73	552	18
Commercial loans	3,329	3,329	156	1,269	143
Total impaired loans	$6,295	$6,295	$391	$3,860	$215

Index
	As of June 30, 2020			For the year ended June 30, 2020
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$868	$868	$-	$719	$70
Multi-family	123	123	-	42	-
Commercial real estate	344	344	-	499	14
Home equity	128	128	-	168	-
Commercial loans	145	145	-	137	1
Impaired loans with no allowance	1,608	1,608	-	1,565	85

With an allowance recorded:
Residential real estate	995	995	127	1,184	47
Multi-family	-	-	-	54	1
Commercial real estate	-	-	-	26	3
Commercial construction	102	102	15	102	-
Home equity	431	431	73	418	24
Commercial Loans	134	134	13	147	9
Impaired loans with allowance	1,662	1,662	228	1,931	84

Total impaired loans:
Residential real estate	1,863	1,863	127	1,903	117
Multi-family	123	123	-	96	1
Commercial real estate	344	344	-	525	17
Commercial construction	102	102	15	102	-
Home equity	559	559	73	586	24
Commercial loans	279	279	13	284	10
Total impaired loans	$3,270	$3,270	$228	$3,496	$169

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review The Bank of Greene County’s allowance for loan losses.  Such agencies may require The Bank of Greene County to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The Bank of Greene County disaggregates its loan portfolio as noted in the below allowance for loan losses tables to evaluate for impairment collectively based on historical loss experience.  The Bank of Greene County evaluates nonaccrual loans that are over $100 thousand and all trouble debt restructured loans individually for impairment, if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements. Loans that are guaranteed, such as SBA loans, are excluded from the homogeneous pool of loans and no allowance is allocated to this segment of the portfolio.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The Bank of Greene County charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Bank more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made. Included within consumer installment loan charge-offs and recoveries are deposit accounts that have been overdrawn in excess of 60 days. With continued growth in the number of deposit accounts, charge-off activity within this category has also grown, as can be seen from the tables below. For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.

The Bank of Greene County recognizes that depending upon the duration of the COVID-19 pandemic and the adequacy of strategies in place by local and federal governments, borrowers may not have the ability to repay their debts which may ultimately result in losses to The Bank of Greene County.  Management continues to closely monitor credit relationships, particularly those on payment deferral or adversely classified.

Index
The following tables set forth the activity and allocation of the allowance for loan losses by loan class during and at the periods indicated.  The allowance is allocated to each loan class based on historical loss experience, current economic conditions, and other considerations.

	Activity for the year ended June 30, 2021
(In thousands)	Balance June 30, 2020	Charge-offs	Recoveries	Provision	Balance June 30, 2021
Residential real estate	$2,091	$26	$13	$(66)	$2,012
Residential construction and land	141	-	-	(35)	106
Multi-family	176	-	-	10	186
Commercial real estate	8,634	-	-	4,415	13,049
Commercial construction	2,053	-	-	(518)	1,535
Home equity	295	-	-	(130)	165
Consumer installment	197	309	124	255	267
Commercial loans	2,804	500	1	43	2,348
Total	$16,391	$835	$138	$3,974	$19,668

	Activity for the year ended June 30, 2020
(In thousands)	Balance June 30, 2019	Charge-offs	Recoveries	Provision	Balance June 30, 2020
Residential real estate	$2,026	$102	$16	$151	$2,091
Residential construction and land	87	-	-	54	141
Multi-family	180	-	-	(4)	176
Commercial real estate	7,110	-	-	1,524	8,634
Commercial construction	872	-	-	1,181	2,053
Home equity	314	-	-	(19)	295
Consumer installment	250	459	130	276	197
Commercial loans	2,361	335	36	742	2,804
Total	$13,200	$896	$182	$3,905	$16,391

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2021 Impairment Analysis		Ending Balance June 30, 2021 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$103	$1,909	$1,093	$324,074
Residential construction and land	-	106	-	10,185
Multi-family	-	186	-	41,951
Commercial real estate	58	12,991	1,226	471,661
Commercial construction	1	1,534	102	62,661
Home equity	73	92	545	17,740
Consumer installment	-	267	-	4,942
Commercial loans	156	2,192	3,329	168,899
Total	$391	$19,277	$6,295	$1,102,113

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2020 Impairment Analysis		Ending Balance June 30, 2020 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$127	$1,964	$1,863	$277,469
Residential construction and land	-	141	-	11,847
Multi-family	-	176	123	24,981
Commercial real estate	-	8,634	344	381,071
Commercial construction	15	2,038	102	74,818
Home equity	73	222	559	21,547
Consumer installment	-	197	-	4,817
Commercial loans	13	2,791	279	212,840
Total	$228	$16,163	$3,270	$1,009,390

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of June 30, 2021 and 2020:

(in thousands)	2021	2020
Residential real estate	$64	$-
Total foreclosed real estate	$64	$-

Note 5.	Premises and Equipment

A summary of premises and equipment at June 30, 2021 and 2020, is as follows:

(In thousands)	2021	2020
Land	$2,916	$2,883
Building and improvements	18,117	17,375
Furniture and equipment	5,235	4,756
Less: accumulated depreciation	(12,131)	(11,356)
Total premises and equipment	$14,137	$13,658

Note 6.	Deposits

Major classifications of deposits at June 30, 2021 and 2020 are summarized as follows:

(In thousands)	2021	2020
Noninterest-bearing deposits	$174,114	$138,187
Certificates of deposit	34,791	35,625
Savings deposits	301,050	241,371
Money market deposits	145,832	133,970
NOW deposits	1,349,321	951,922
Total deposits	$2,005,108	$1,501,075

Advance payments by borrowers for taxes and insurance totaling $9,630,000 and $8,405,000 at June 30, 2021 and 2020, respectively, are included in savings deposits.

Related-party deposits were not material at June 30, 2021 and 2020.

Index
The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2021.

(In thousands)	3 Months or Less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000	$3,424	$3,215	$5,769	$10,024	$22,432
Certificates of deposit $100,000 or more	2,015	1,130	2,424	6,790	12,359
Total certificates of deposit	$5,439	$4,345	$8,193	$16,814	$34,791

The aggregate amount of certificates of deposit in denominations of $250,000 or more (the amount which exceeds the FDIC insurance limit) was $2.1 million and $670,000 at June 30, 2021 and 2020, respectively.

Scheduled maturities of certificates of deposit at June 30, 2021 were as follows:

(In thousands)
The year ended June 30,
2022	$17,977
2023	7,405
2024	7,413
2025	1,368
2026	628
$34,791

Note 7.	Borrowings

At June 30, 2021, The Bank of Greene County had pledged approximately $405.3 million of its residential and commercial mortgage portfolios as collateral for borrowings and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $296.3 million at June 30, 2021, with no borrowings, stand-by letters of credit and overnight borrowings outstanding at June 30, 2021.  Interest rates on short term borrowings are determined at the time of borrowing.  There were no long-term fixed rate, fixed term advances at June 30, 2021.  At June 30, 2020, The Bank of Greene County had pledged approximately $321.5 million of its residential and commercial mortgage portfolios as collateral for borrowings and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $230.5 million at June 30, 2020, of which $7.6 million in borrowings and $70.7 million of stand-by letters of credit were outstanding at June 30, 2020.  There were no overnight borrowings outstanding at June 30, 2020.  Interest rates on short term borrowings are determined at the time of borrowing.  Long-term fixed rate, fixed term advances totaled $7.6 million at June 30, 2020, with a weighted average rate of 1.73% and a weighted average maturity of 15 months.

The Bank of Greene County has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At June 30, 2021, there was no outstanding amount of stand-by letters of credit with the FHLB which have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.  There were $70.7 million of stand-by letters of credit issued and outstanding at June 30, 2020.

The Bank of Greene County also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2021, there were no balances outstanding with the Federal Reserve Bank discount window. At June 30, 2020, approximately $5.5 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. The Federal Reserve instituted a program, the Paycheck Protection Plan Liquidity Facility (“PPPLF”), to provide banks additional funding for liquidity whereby the PPP loans are pledged as collateral.  The PPPLF allowed banks to offer these loans to local businesses while maintaining strong liquidity to meet cash flow needs.  At June 30, 2020, the Company had borrowed $10.9 million through the PPPLF. Principal repayment of these borrowings will be made no later than upon receipt of payment on the underlying loans being pledged as collateral and interest will be charged at a rate of 0.35%.  The borrowing was repaid in full in July 2020.  At June 30, 2021 there was no balances outstanding with the PPPLF.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $10.0 million and three other financial institutions for $64.5 million.  Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  There was $3.0 million and $7.0 million outstanding with Atlantic Central Bankers Bank at June 30, 2021 and June 30, 2020, respectively.

Index
The Company entered into Subordinated Note Purchase Agreements (SNPA) with 14 qualified institutional investors on September 17, 2020, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At June 30, 2021, there were $19.6 million of SNPA outstanding, net of issuance costs.

The sale of the SNPA were made in a private placement to accredited investors under the exemption from registration provided under Securities and Exchange Commission Rule 506.  The Notes are not registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

For regulatory purposes, the Company allocated the SNPA to The Bank of Greene County to qualify as Tier 1 capital subject to a 25% of capital limitation under risk-based capital guidelines. The portion that exceeds the 25% of capital limitation qualifies as Tier 2 capital.

At June 30, 2021, there were no long-term borrowings and therefore no scheduled maturities of long-term borrowings.

Note 8.	Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss as of June 30, 2021 and 2020, respectively, are presented in the following table:

	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - June 30, 2019	$832	$(1,838)	$(1,006)
Other comprehensive (loss) income before reclassification	918	(457)	461
Amounts reclassified to other non-interest expense	-	117	117
Other comprehensive (loss) income for the year ended June 30, 2020	918	(340)	578
Balance - June 30, 2020	1,750	(2,178)	(428)
Other comprehensive (loss) income before reclassification	(1,402)	512	(890)
Amounts reclassified to other non-interest expense	-	157	157
Other comprehensive (loss) income for the year ended June 30, 2021	(1,402)	669	(733)
Balance - June 30, 2021	$348	$(1,509)	$(1,161)

Note 9.	Employee Benefit Plans

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

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20), provides changes to the disclosure requirements for defined benefit plans. The Company adopted the provisions of ASU 2018-14 as of June 30, 2021 and it did not have a material impact.

Index
Information regarding the Pension Plan at June 30, 2021 and 2020 is as follows:

(In thousands)
Change in projected benefit obligation:	2021	2020
Benefit obligation at beginning of period	$6,504	$5,865
Interest cost	163	196
Actuarial loss	(120)	706
Benefits paid	(269)	(263)
Benefit obligation at June 30	6,278	6,504

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	5,214	5,139
Actual return on plan assets	814	338
Employer contributions	-	-
Benefits paid	(269)	(263)
Fair value of plan assets at June 30	5,759	5,214
Underfunded status at June 30 included in other liabilities	$519	$1,290

The Company does not anticipate that it will make any contributions during the year ended June 30, 2022.

The components of net periodic pension costs related to the Pension Plan for the years ended June 30, 2021 and 2020 were as follows:

(In thousands)	2021	2020
Interest cost	$163	$196
Expected return on plan assets	(254)	(251)
Amortization of net loss	209	158
Net periodic pension expense	$118	$103

The accumulated benefit obligation for the pension plan was $6.3 million and $6.5 million at June 30, 2021 and 2020, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended June 30, 2021 and 2020 consisted of the following:

(In thousands)	2021	2020
Actuarial loss on plan assets and benefit obligations	$889	$461
Deferred tax expense	220	121
Net change in plan assets and benefit obligations recognized in other comprehensive income	$669	$340

Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2021 and 2020 are as follows:

(In thousands)
Other liabilities:	2021	2020
Projected benefit obligation in excess of fair value of pension plan	$519	$1,290
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(1,509)	$(2,178)

Index
The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2021	2020
Discount rate	2.71%	2.56%
Net periodic pension expense:
Amortization period, in years	11	11
Discount rate	2.56%	3.41%
Expected long-term rate of return on plan assets	5.00%	5.00%

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

The weighted average asset allocation and fair value of our pension plan assets at June 30, 2021 and 2020 was as follows:

(Dollars in thousands)	2021		2020
	Fair Value		Fair Value

Cash and cash equivalents	$57	1.0%	$-	0.0%
Mutual funds – balanced	1,035	18.0	902	17.3
Mutual funds – fixed income	2,983	51.8	2,809	53.9
Mutual funds – equity	1,684	29.2	1,503	28.8
Total plan assets	$5,759	100.0%	$5,214	100.0%

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

Expected benefit payments under the pension plan over the next ten years at June 30, 2021 are as follows:

(In thousands)
2022	$248
2023	247
2024	244
2025	245
2026	242
2027-2031	1,247

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 50% of their total compensation on a pre-tax basis.    The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  Company contributions associated with the contribution plan amounted to $373,000 and $348,000 in the years ended June 30, 2021 and 2020, respectively.

Index
Employee Stock Ownership Plan (“ESOP”)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after three years of service.  During the years ended June 30, 2021 and 2020, the Board of Directors authorized the payment of $150,000 and $140,000, respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2021 and 2020, respectively.  ESOP expense was $149,000 and $135,000 for the years ended June 30, 2021 and 2020, respectively.  There were no unearned shares at June 30, 2021 or 2020.

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

The net periodic pension costs related to the SERP for the years ended June 30, 2021 and 2020 were $1.3 million and $1.0 million, respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $8.2 million and $6.4 million as of June 30, 2021 and June 30, 2020, respectively, and is included in accrued expenses and other liabilities.

Note 10.	Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. At June 30, 2021 and 2020, the Plan had 5,800,000 options authorized, respectively, of which, 5,298,282 and 4,774,582 options had been granted to date, respectively.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  The liability for the phantom stock option plan is re-measured at each reporting period based on the difference between the strike price and the current period end book value per share of the Company’s common stock, excluding accumulated other comprehensive income (loss).

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2021 and 2020 is as follows:

	2021	2020
Number of options outstanding at beginning of year	1,765,100	1,711,600
Options granted	523,700	614,700
Options forfeited	-	(7,000)
Options paid in cash upon vesting	(781,200)	(554,200)
Number of options outstanding at period end	1,507,600	1,765,100

(In thousands)	2021	2020
Cash paid out on options vested	$3,920	$2,516
Compensation expense recognized	4,012	3,280

The total liability for the long-term incentive plan was $5.0 million and $4.9 million at June 30, 2021 and 2020, respectively, and is included in accrued expenses and other liabilities.

Note 11.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2021 and 2020.

	2021	2020
Net Income	$23,942,000	$18,727,000
Weighted Average Shares – Basic	8,513,414	8,529,927
Effect of Dilutive Stock Options	-	-
Weighted Average Shares - Dilute	8,513,414	8,529,927

Earnings per share - Basic	$2.81	$2.20
Earnings per share - Diluted	$2.81	$2.20

Note 12.	Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2021 and 2020:

(In thousands)	2021	2020
Current expense:
Federal	$5,171	$3,621
State	568	434
Total current expense	5,739	4,055
Deferred benefit	(2,066)	(1,026)
Total provision for income taxes	$3,673	$3,029

Index
The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2021 and 2020:
	2021	2020
Tax based on federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	0.20	0.54
Tax-exempt income	(6.34)	(6.91)
Captive insurance premium income	(1.22)	(1.37)
Other, net	(0.34)	0.66
Total income tax expense	13.30%	13.92%

The components of the deferred tax assets and liabilities at June 30 were as follows:

(In thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$5,257	$4,284
Pension benefits	138	337
Other benefit plans	3,584	2,995
Total deferred tax assets	8,979	7,616

Deferred tax liabilities:
Depreciation	998	958
Net loan costs	220	914
Real estate investment trust income	2,907	2,774
Unrealized gains on securities	192	673
Other	245	218
Total deferred tax liabilities	4,562	5,537
Net deferred tax asset included in prepaid expenses and other assets	$4,417	$2,079

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

As of June 30, 2021 and 2020, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months. At June 30, 2021, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve. As of June 30, 2021, tax years ended June 30, 2018 through June 30, 2020, remain open and are subject to Federal and New York State taxing authority examination.

Index
Note 13.	Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2021 and 2020:

(In thousands)	2021	2020
Unfunded loan commitments	$121,775	$100,241
Unused lines of credit	86,456	70,333
Standby letters of credit	175	-
Total commitments	$208,406	$170,574

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

RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at June 30, 2021 or 2020.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $7.2 million and $3.3 million at June 30, 2021 and 2020, respectively. The current amount of credit exposure is spread out over three counterparties, and terms range between five to ten years.

Note 14.	Operating Leases

The Company leases certain branch properties under long-term, operating lease agreements.  The Company’s operating lease agreements contain lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.  The following includes quantitative data related to the Company’s operating leases as of June 30, 2021 and 2020:

(In thousands, except weighted-average information).
Operating lease amounts:	2021	2020
Right-of-use assets	$1,887	$1,575
Lease liabilities	$1,921	$1,587

Other information:
Operating outgoing cash flows from operating leases	$339	$296
Right-of-use assets obtained in exchange for new operating lease liabilities	$625	$1,840

(In thousands)
Lease costs	2021	2020
Operating lease cost	$321	$268
Variable lease cost	$40	$40

Index
The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of June 30, 2021:

(in thousands)
Within the twelve months ended June 30,
2022	$326
2023	273
2024	281
2025	283
2026	258
Thereafter	658
Total undiscounted cash flow	2,079
Less net present value adjustment	(158)
Lease liability	$1,921

	2021	2020
Weighted-average remaining lease term (years)	5.76	7.23
Weighted-average discount rate	2.24%	2.53%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition.  The Company entered into a new lease commitment for a new branch location on Wolf Road, in Colonie, NY during the year ended June 30, 2021.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2021 and 2020 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,903	$-	$12,903	$-
U.S. Treasury securities	19,836	-	19,836	-
State and political subdivisions	200,656	-	200,656	-
Mortgage-backed securities-residential	34,981	-	34,981	-
Mortgage-backed securities-multi-family	119,407	-	119,407	-
Corporate debt securities	3,107	-	3,107	-
Securities available-for-sale	390,890	-	390,890	-
Equity securities	307	307	-	-
Total securities measured at fair value	$391,197	$307	$390,890	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$504	$-	$504	$-
State and political subdivisions	177,107	-	177,107	-
Mortgage-backed securities-residential	15,528	-	15,528	-
Mortgage-backed securities-multi-family	28,910	-	28,910	-
Corporate debt securities	4,660	-	4,660	-
Securities available-for-sale	226,709	-	226,709	-
Equity securities	267	267	-	-
Total securities measured at fair value	$226,976	$267	$226,709	$-

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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Impaired loans	$5,449	$391	$5,058	$-	$-	$5,058
Foreclosed real estate	64	-	64	-	-	64

June 30, 2020
Impaired loans	$1,809	$228	$1,581	$-	$-	$1,581

Index
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
June 30, 2021
Impaired Loans	$473	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	24.94%
			Liquidation expenses(3)	3.98%-5.58%	4.50%
	4,585	Discounted cash flow	Discount rate	4.19%-7.49%	5.99%
Foreclosed real estate	64	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.70%	8.70%
June 30, 2020
Impaired loans	$1,143	Appraisal of collateral(1)	Appraisal adjustments(2)	8.57%-33.73%	27.55%
			Liquidation expenses(3)	3.98%-6.88%	4.64%
	438	Discounted cash flow	Discount rate	4.19%-6.63%	5.64%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The carrying amounts reported in the statements of financial condition for cash and cash equivalents, long term certificate of deposits, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  The fair values for loans are measured using the “exit price” notion which is a reasonable estimate of what another party might pay in an orderly transaction.  Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair value for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for long term certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank long term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.  The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value.  Fair value for subordinated notes payable is estimated based on a discounted cash flow methodology or observations of recent highly-similar transactions.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2021 and 2020, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	June 30, 2021		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$149,775	$149,775	$149,775	$-	$-
Long term certificate of deposit	4,553	4,719	-	4,719	-
Securities available-for-sale	390,890	390,890	-	390,890	-
Securities held-to-maturity	496,914	519,042	-	519,042	-
Equity securities	307	307	307	-	-
Federal Home Loan Bank stock	1,091	1,091	-	1,091	-
Net loans receivable	1,085,947	1,081,669	-	-	1,081,669
Accrued interest receivable	7,781	7,781	-	7,781	-
Deposits	2,005,108	2,005,483	-	2,005,483	-
Borrowings	3,000	3,005	-	3,005	-
Subordinated notes payable, net	19,644	19,858	-	19,858	-
Accrued interest payable	346	346	-	346	-

(In thousands)	June 30, 2020		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$40,463	$40,463	$40,463	$-	$-
Long term certificate of deposit	4,070	4,270	-	4,270	-
Securities available-for-sale	226,709	226,709	-	226,709	-
Securities held-to-maturity	383,657	405,512	-	405,512	-
Equity securities	267	267	267	-	-
Federal Home Loan Bank stock	1,226	1,226	-	1,226	-
Net loans receivable	993,522	1,004,031	-	-	1,004,031
Accrued interest receivable	8,207	8,207	-	8,207	-
Deposits	1,501,075	1,501,628	-	1,501628	-
Borrowings	25,484	25,602	-	25,602	-
Accrued interest payable	119	119	-	119	-

Note 17.	Regulatory Matters

The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Commercial Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  As of June 30, 2021, the most recent notification from regulators categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below). In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for The Bank of Greene County and Greene County Commercial Bank on January 1, 2015.  The capital conservation buffer requirement was phased in, increasing incrementally by 0.625% each year, beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective.  Management believes that, as of June 30, 2021, The Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

					To Be Well Capitalized Under
			For Capital		Prompt Corrective		Capital Conservation
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions		Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of June 30, 2021:

Total risk-based capital	$184,063	16.9%	$87,384	8.0%	$109,230	10.0%	8.85%	2.50%
Tier 1 risk-based capital	170,335	15.6	65,538	6.0	87,384	8.0	9.59	2.50
Common equity tier 1 capital	170,335	15.6	49,154	4.5	71,000	6.5	11.09	2.50
Tier 1 leverage ratio(1)	170,335	8.0	85,382	4.0	106,728	5.0	3.98	2.50

As of June 30, 2020:

Total risk-based capital	$142,524	16.0%	$71,393	8.0%	$89,241	10.0%	7.97%	2.50%
Tier 1 risk-based capital	131,305	14.7	53,545	6.0	71,393	8.0	8.71	2.50
Common equity tier 1 capital	131,305	14.7	40,158	4.5	58,007	6.5	10.21	2.50
Tier 1 leverage ratio	131,305	8.1	65,238	4.0	81,547	5.0	4.05	2.50

Greene County Commercial Bank
As of June 30, 2021:

Total risk-based capital	$68,116	40.2%	$13,566	8.0%	$16,958	10.0%	32.17%	2.50%
Tier 1 risk-based capital	68,116	40.2	10,175	6.0	13,566	8.0	34.17	2.50
Common equity tier 1 capital	68,116	40.2	7,631	4.5	11,023	6.5	35.67	2.50
Tier 1 leverage ratio	68,116	7.9	34,412	4.0	43,015	5.0	3.92	2.50

As of June 30, 2020:

Total risk-based capital	$60,832	45.3%	$10,754	8.0%	$13,442	10.0%	37.26%	2.50%
Tier 1 risk-based capital	60,832	45.3	8,065	6.0	10,754	8.0	39.26	2.50
Common equity tier 1 capital	60,832	45.3	6,049	4.5	8,737	6.5	40.76	2.50
Tier 1 leverage ratio	60,832	9.0	26,976	4.0	33,720	5.0	5.02	2.50

(1) Average assets have been adjusted for PPPLF borrowings in calculation of Tier 1 Leverage Ratio.

Index
Note 18.	Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. for the periods indicated.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
At June 30, 2021 and 2020
(In thousands)

ASSETS	2021	2020
Cash and cash equivalents	$279	$2,205
Investment in subsidiaries	170,705	133,577
Dividend receivable	1,500	-
Prepaid expenses and other assets	108	112
Total assets	$172,592	$135,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings from other banks, short-term	$3,000	7,000
Subordinated notes payable, net	19,644	-
Accrued expenses and other liabilities	364	89
Total liabilities	23,008	7,089
Total shareholders’ equity	149,584	128,805
Total liabilities and shareholders’ equity	$172,592	$135,894

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2021 and 2020
(In thousands)

	2021	2020
INCOME:
Equity in undistributed net income of subsidiaries	$20,362	$15,817
Dividend distributed by subsidiary	4,834	3,254
Interest-earning deposits	5	10
Total Income	25,201	19,081

OPERATING EXPENSES:
Legal fees	78	49
Interest on borrowings	820	7
Other	361	298
Total operating expenses	1,259	354
Net income	$23,942	$18,727

Index
Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2021 and 2020
(In thousands)

Cash flow from operating activities:	2021	2020
Net Income	$23,942	$18,727

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(20,362)	(15,817)
Amortization of subordinated debt issuance costs	68	-
Net decrease (increase) in prepaid expenses and other assets	4	(13)
Net increase in dividend receivable	(1,500)	-
Net increase in total liabilities	275	1
Net cash provided by operating activities	2,427	2,898

Cash flows from Investing Activities:

Investment in subsidiary	(17,500)	(7,000)
Net cash used by investing activities	(17,500)	(7,000)

Cash flows from financing activities:
Net (decrease) increase in short-term advances – other banks	(4,000)	7,000
Net proceeds from subordinated notes payable	19,577	-
Payment of cash dividends	(2,430)	(2,238)
Stock repurchase	-	(631)
Net cash provided by financing activities	13,147	4,131

Net increase in cash and cash equivalents	(1,926)	29
Cash and cash equivalents at beginning of year	2,205	2,176
Cash and cash equivalents at end of year	$279	$2,205

Note 19.	Subsequent events

On July 21, 2021, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.13 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.52 per share which represents a 8.3% increase from the previous annual cash dividend rate of $0.48 per share. The dividend was payable to stockholders of record as of August 16, 2021, and was paid on August 31, 2021.  Greene County Bancorp, MHC waived its right to receive this dividend.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2021 Proxy Statement is incorporated herein by reference.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
Management’s report on internal control over financial reporting appears in Part II, Item 8 of this Report.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) is incorporated herein by reference.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2021 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2021 Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of Greene County Bancorp, Inc.’s 2021 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2021 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Reports of Bonadio & Co., LLP are included in this Annual Report on Form 10-K:
Reports of Bonadio & Co., LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of June 30, 2021 and 2020
Consolidated Statements of Income for the years ended June 30, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended June 30, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2021 and 2020
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data

(a)(2)	List of Financial Schedules

Not applicable

Index
(a)(3)	Exhibits

3.1	Charter of Greene County Bancorp, Inc. (incorporated by reference to Current Report on Form 8-K filed on May 29, 2001)

3.2	Bylaws of Greene County Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2015)

3.3	Amendment to Bylaws of Greene County Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on Mark 19, 2021)

4.0	Form of Stock Certificate of Greene County Bancorp, Inc. (incorporation by reference to Exhibit 4.0 to the Annual Report on Form 10-K filed September 11, 2020)

4.2	Description of Greene County Bancorp, Inc. Securities (incorporation by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed September 11, 2020)

4.3	Subordinated Note Purchase Agreement (incorporated by reference to Current Report on Form 8-K filed on September 18, 2020)

4.4	Subordinated Note 4.75% Fixed to Floating Rate Subordinated Notes due September 17, 2030 (incorporated by reference to Current Report on Form 8-K filed on September 18, 2020)

10.1	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

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

21.	Subsidiaries of Greene County Bancorp, Inc.

23.	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

Index
ITEM 16.	Form 10-K Summary

None.

Index
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 13, 2021	By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michelle M. Plummer
Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President,
Chief Operating Officer and Chief Financial Officer
Date: September 13, 2021

By: /s/ Jay P. Cahalan
Jay P. Cahalan
Director
Date: September 13, 2021

By: /s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date:  September 13, 2021

By: /s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date:  September 13, 2021

By: /s/ Charles H. Schaefer
Charles H. Schaefer
Director
Date:  September 13, 2021

By: /s/ Paul Slutzky
Paul Slutzky
Chairman of the Board
Date:  September 13, 2021

By: /s/ Stephen E. Nelson
Stephen E. Nelson
Director
Date:  September 13, 2021