Form 10-Q
period 2021-09-30
GREENE COUNTY BANCORP INC
filed 2021-11-09
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT

GREENE COUNTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Commission file number  0-25165

United States Of America	14-1809721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

302 Main Street, Catskill, New York	12414
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (518) 943-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
Common Stock, $0.10 par value	GCBC	The Nasdaq Stock Market

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

As of November 9, 2021, the registrant had 8,513,414 shares of common stock outstanding at $0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At September 30, 2021 and June 30, 2021
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2021	June 30, 2021
Cash and due from banks	$113,319	$149,765
Federal funds sold	10	10
Total cash and cash equivalents	113,329	149,775

Long term certificates of deposit	4,367	4,553
Securities available-for-sale, at fair value	412,375	390,890
Securities held-to-maturity, at amortized cost (fair value $595,152 at September 30, 2021; $519,042 at June 30, 2021)	575,898	496,914
Equity securities, at fair value	297	307
Federal Home Loan Bank stock, at cost	1,091	1,091

Loans	1,118,784	1,108,408
Allowance for loan losses	(20,493)	(19,668)
Unearned origination fees and costs, net	(1,475)	(2,793)
Net loans receivable	1,096,816	1,085,947

Premises and equipment, net	14,161	14,137
Bank owned life insurance	47,726	40,425
Accrued interest receivable	8,305	7,781
Foreclosed real estate	64	64
Prepaid expenses and other assets	8,371	8,451
Total assets	$2,282,800	$2,200,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$194,566	$174,114
Interest-bearing deposits	1,861,896	1,830,994
Total deposits	2,056,462	2,005,108

Borrowings from other banks, short-term	-	3,000
Subordinated notes payable, net	49,170	19,644
Accrued expenses and other liabilities	22,332	22,999
Total liabilities	2,127,964	2,050,751

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340; Outstanding – 8,513,414 shares at September 30, 2021, and June 30, 2021	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	146,381	139,775
Accumulated other comprehensive loss	(2,515)	(1,161)
Treasury stock, at cost 97,926 shares at September 30, 2021, and June 30, 2021	(908)	(908)
Total shareholders’ equity	154,836	149,584
Total liabilities and shareholders’ equity	$2,282,800	$2,200,335

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands, except share and per share amounts)

	2021	2020
Interest income:
Loans	$12,067	$10,192
Investment securities - taxable	343	144
Mortgage-backed securities	1,070	1,020
Investment securities - tax exempt	2,091	1,975
Interest-bearing deposits and federal funds sold	42	7
Total interest income	15,613	13,338

Interest expense:
Interest on deposits	848	1,389
Interest on borrowings	366	133
Total interest expense	1,214	1,522

Net interest income	14,399	11,816
Provision for loan losses	988	1,243
Net interest income after provision for loan losses	13,411	10,573

Noninterest income:
Service charges on deposit accounts	1,069	806
Debit card fees	1,083	893
Investment services	213	161
E-commerce fees	33	29
Bank owned life insurance	301	-
Other operating income	230	189
Total noninterest income	2,929	2,078

Noninterest expense:
Salaries and employee benefits	4,737	4,407
Occupancy expense	505	515
Equipment and furniture expense	156	151
Service and data processing fees	638	613
Computer software, supplies and support	378	306
Advertising and promotion	101	111
FDIC insurance premiums	220	174
Legal and professional fees	396	276
Other	830	580
Total noninterest expense	7,961	7,133

Income before provision for income taxes	8,379	5,518
Provision for income taxes	1,265	643
Net income	$7,114	$4,875

Basic and diluted earnings per share	$0.84	$0.57
Basic and diluted average shares outstanding	8,513,414	8,513,414
Dividends per share	$0.13	$0.12

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020
Net Income	$7,114	$4,875
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, gross	(1,848)	(257)
Tax effect	(494)	(67)
Unrealized holding losses on available-for-sale securities, net	(1,354)	(190)

Total other comprehensive loss, net of taxes	(1,354)	(190)

Comprehensive income	$5,760	$4,685

See notes to consolidated financial statements.

Index

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2020	$861	$11,017	$118,263	$(428)	$(908)	$128,805
Dividends declared			(468)			(468)
Net income			4,875			4,875
Other comprehensive loss, net of taxes				(190)		(190)
Balance at September 30, 2020	$861	$11,017	$122,670	$(618)	$(908)	$133,022

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2021	$861	$11,017	$139,775	$(1,161)	$(908)	$149,584
Dividends declared			(508)			(508)
Net income			7,114			7,114
Other comprehensive loss, net of taxes				(1,354)		(1,354)
Balance at September 30, 2021	$861	$11,017	$146,381	$(2,515)	$(908)	$154,836

See notes to consolidated financial statements.

Index

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands)
	2021	2020
Cash flows from operating activities:
Net Income	$7,114	$4,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	205	172
Deferred income tax benefit	(355)	(722)
Net amortization of investment premiums and discounts	860	664
Net (accretion) amortization of deferred loan costs and fees	(1,388)	89
Amortization of subordinated debt issuance costs	25	3
Provision for loan losses	988	1,243
Bank owned life insurance income	(301)	-
Net loss (gain) on equity securities	10	(6)
Net increase in accrued income taxes	239	36
Net increase in accrued interest receivable	(524)	(188)
Net decrease (increase) in prepaid expenses and other assets	776	(583)
Net decrease in other liabilities	(752)	(84)
Net cash provided by operating activities	6,897	5,499

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	71,939	58,292
Purchases of securities	(102,400)	(103,878)
Principal payments on securities	6,646	2,131
Securities held-to-maturity:
Proceeds from maturities	9,322	8,046
Purchases of securities	(95,756)	(28,822)
Principal payments on securities	7,077	13,899
Net redemption of Federal Home Loan Bank Stock	-	68
Maturity of long term certificates of deposit	180	245
Purchase of long term certificates of deposit	-	(269)
Purchase of bank owned life insurance	(7,000)	-
Net increase in loans receivable	(10,469)	(36,592)
Purchases of premises and equipment	(229)	(611)
Net cash used by investing activities	(120,690)	(87,491)

Cash flows from financing activities
Net decrease in short-term advances other banks	(3,000)	(17,884)
Repayment of long-term FHLB advances	-	(1,500)
Net proceeds from subordinated notes payable	29,501	19,630
Payment of cash dividends	(508)	(468)
Net increase in deposits	51,354	117,918
Net cash provided by financing activities	77,347	117,696

Net (decrease) increase in cash and cash equivalents	(36,446)	35,704
Cash and cash equivalents at beginning of period	149,775	40,463
Cash and cash equivalents at end of period	$113,329	$76,167

Cash paid during period for:
Interest	$1,374	$1,511
Income taxes	$1,381	$1,329

See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three Months Ended September 30, 2021 and 2020

(1)          Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2021 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. The consolidated financial statements at and for the three months ended September 30, 2021 and 2020 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2021, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. The Company had no material reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2022. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

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

Index
(4)          Securities

Securities at September 30, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,076	$9	$243	$12,842
U.S. treasury securities	19,647	101	6	19,742
State and political subdivisions	225,770	143	-	225,913
Mortgage-backed securities-residential	36,642	292	121	36,813
Mortgage-backed securities-multi-family	115,606	626	2,243	113,989
Corporate debt securities	3,007	111	42	3,076
Total securities available-for-sale	413,748	1,282	2,655	412,375
Securities held-to-maturity:
U.S. treasury securities	10,941	5	18	10,928
State and political subdivisions	376,886	16,140	1,128	391,898
Mortgage-backed securities-residential	25,473	594	52	26,015
Mortgage-backed securities-multi-family	126,085	4,077	298	129,864
Corporate debt securities	12,389	111	75	12,425
Other securities	24,124	76	178	24,022
Total securities held-to-maturity	575,898	21,003	1,749	595,152
Total securities	$989,646	$22,285	$4,404	$1,007,527

Securities at June 30, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,079	$36	$212	$12,903
U.S. treasury securities	19,672	165	1	19,836
State and political subdivisions	200,436	220	-	200,656
Mortgage-backed securities-residential	34,861	287	167	34,981
Mortgage-backed securities-multi-family	119,359	1,042	994	119,407
Corporate debt securities	3,008	129	30	3,107
Total securities available-for-sale	390,415	1,879	1,404	390,890
Securities held-to-maturity:
U.S. treasury securities	10,938	28	2	10,964
State and political subdivisions	341,364	17,184	303	358,245
Mortgage-backed securities-residential	28,450	584	90	28,944
Mortgage-backed securities-multi-family	100,330	4,635	12	104,953
Corporate debt securities	9,892	111	65	9,938
Other securities	5,940	58	-	5,998
Total securities held-to-maturity	496,914	22,600	472	519,042
Total securities	$887,329	$24,479	$1,876	$909,932

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. At September 30, 2021, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$-	-	$6,757	$243	2	$6,757	$243	2
U.S. treasury securities	1,966	6	1	-	-	-	1,966	6	1
State and political subdivisions	4,115	-	4	-	-	-	4,115	-	4
Mortgage-backed securities-residential	23,218	121	5	-	-	-	23,218	121	5
Mortgage-backed securities-multi-family	64,095	1,690	24	13,371	553	5	77,466	2,243	29
Corporate debt securities	958	42	1	-	-	-	958	42	1
Total securities available-for-sale	94,352	1,859	35	20,128	796	7	114,480	2,655	42
Securities held-to-maturity:
U.S. treasury securities	6,975	18	1	-	-	-	6,975	18	1
State and political subdivisions	81,594	1,120	144	226	8	1	81,820	1,128	145
Mortgage-backed securities-residential	12,228	52	2	-	-	-	12,228	52	2
Mortgage-backed securities-multi-family	28,918	298	8	-	-	-	28,918	298	8
Corporate debt securities	1,786	3	2	1,928	72	2	3,714	75	4
Other securities	8,231	178	9	-	-	-	8,231	178	9
Total securities held-to-maturity	139,732	1,669	166	2,154	80	3	141,886	1,749	169
Total securities	$234,084	$3,528	201	$22,282	$876	10	$256,366	$4,404	211

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”). Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis. Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. For equity securities, the entire amount of OTTI is recognized in earnings. Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2021.

There were no transfers of securities available-for-sale to held-to-maturity during the three months ended September 30, 2021 or 2020. During the three months ended September 30, 2021 and 2020, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three months ended September 30, 2021 and 2020.

The estimated fair values of debt securities at September 30, 2021, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$225,666	$225,805
After one year through five years	8,798	8,905
After five years through ten years	25,536	25,401
After ten years	1,500	1,462
Total available-for-sale debt securities	261,500	261,573
Mortgage-backed securities	152,248	150,802
Total available-for-sale securities	413,748	412,375

Held-to-maturity debt securities
Within one year	53,797	54,546
After one year through five years	121,956	126,656
After five years through ten years	103,780	108,914
After ten years	144,807	149,157
Total held-to-maturity debt securities	424,340	439,273
Mortgage-backed securities	151,558	155,879
Total held-to-maturity securities	575,898	595,152
Total debt securities	$989,646	$1,007,527

At September 30, 2021 and June 30, 2021, respectively, securities with an aggregate fair value of $938.5 million and $892.1 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank. At September 30, 2021 and June 30, 2021, securities with an aggregate fair value of $3.9 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. Greene County Bancorp, Inc. did not participate in any securities lending programs during the three months ended September 30, 2021 or 2020, respectively.

Index
Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three months ended September 30, 2021 or 2020.

(5)          Loans and Allowance for Loan Losses

Loan segments and classes at September 30, 2021 and June 30, 2021 are summarized as follows:

(In thousands)	September 30, 2021	June 30, 2021
Residential real estate:
Residential real estate	$326,274	$325,167
Residential construction and land	12,645	10,185
Multi-family	43,530	41,951
Commercial real estate:
Commercial real estate	511,117	472,887
Commercial construction	61,698	62,763
Consumer loan:
Home equity	18,736	18,285
Consumer installment	4,897	4,942
Commercial loans	139,887	172,228
Total gross loans	1,118,784	1,108,408
Allowance for loan losses	(20,493)	(19,668)
Unearned origination fees and costs, net	(1,475)	(2,793)
Loans receivable, net	$1,096,816	$1,085,947

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

Index
The CARES Act and the Consolidated Appropriations Act also provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).   An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA, extended the life of the PPP, creating a second round of PPP loans for eligible businesses. The Company participated in the CAA’s second round of PPP lending.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Company had 407 remaining PPP loans with a total balance of $37.4 million outstanding at September 30, 2021, compared to 835 PPP loans with a total balance of $67.4 million outstanding at June 30, 2021.  The Company received fees from the SBA for originating these loans.  These fees have been deferred and will be recognized in income on a level-yield basis as the loans are repaid or forgiven by the SBA.  As of the quarter ended September 30, 2021 and 2020, the Company recognized $1.5 million and $16,000 in fee income, respectively.

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

Index
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

Loan balances by internal credit quality indicator at September 30, 2021 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$323,215	$-	$3,059	$326,274
Residential construction and land	12,645	-	-	12,645
Multi-family	43,530	-	-	43,530
Commercial real estate	474,284	12,819	24,014	511,117
Commercial construction	60,798	-	900	61,698
Home equity	18,275	-	461	18,736
Consumer installment	4,897	-	-	4,897
Commercial loans	133,534	821	5,532	139,887
Total gross loans	$1,071,178	$13,640	$33,966	$1,118,784

Loan balances by internal credit quality indicator at June 30, 2021 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$321,826	$88	$3,253	$325,167
Residential construction and land	10,185	-	-	10,185
Multi-family	41,589	-	362	41,951
Commercial real estate	441,004	9,690	22,193	472,887
Commercial construction	55,819	5,944	1,000	62,763
Home equity	17,727	-	558	18,285
Consumer installment	4,942	-	-	4,942
Commercial loans	165,649	963	5,616	172,228
Total gross loans	$1,058,741	$16,685	$32,982	$1,108,408

Index
The Company had no loans classified doubtful or loss at September 30, 2021 or June 30, 2021. During the quarter ended September 30, 2021, the Company further downgraded commercial real estate and commercial loans from pass and special mention to substandard due to deterioration in borrower cash flows, delinquent payments and further financial deterioration or not improving financial performance.  Management continues to monitor these loan relationships closely. In total there were 2 commercial real estate loan relationships, 1 commercial loan relationship that have been downgraded to substandard. This was offset by paydowns of classified loans and upgrades during the quarter.  At September 30, 2021, these loans were all performing. Management continues to monitor these loan relationships closely.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2021 and June 30, 2021. Loans on nonaccrual status totaled $1.9 million at September 30, 2021 of which $260,000 were in the process of foreclosure. At September 30, 2021, there were two residential loans totaling $158,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at September 30, 2021, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $2.3 million at June 30, 2021 of which $260,000 were in the process of foreclosure. At June 30, 2021, there were two residential loans in the process of foreclosure totaling $158,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2021, but have a recent history of delinquency greater than 90 days past due. The decrease in nonaccrual loans during the three months ended September 30, 2021, was primarily due to $304,000 in loan repayments and $97,000 in charge-offs.
The following table sets forth information regarding delinquent and/or nonaccrual loans at September 30, 2021:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$-	$1,799	$226	$2,025	$324,249	$326,274	$1,150
Residential construction and land	-	-	-	-	12,645	12,645	-
Multi-family	-	-	-	-	43,530	43,530	-
Commercial real estate	-	5,543	123	5,666	505,451	511,117	428
Commercial construction	-	-	-	-	61,698	61,698	-
Home equity	32	-	128	160	18,576	18,736	140
Consumer installment	34	6	-	40	4,857	4,897	-
Commercial loans	-	553	23	576	139,311	139,887	182
Total gross loans	$66	$7,901	$500	$8,467	$1,110,317	$1,118,784	$1,900

The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2021:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$-	$630	$650	$1,280	$323,887	$325,167	$1,324
Residential construction and land	-	-	-	-	10,185	10,185	-
Multi-family	-	-	-	-	41,951	41,951	-
Commercial real estate	-	5,266	123	5,389	467,498	472,887	444
Commercial construction	-	-	-	-	62,763	62,763	-
Home equity	33	40	224	297	17,988	18,285	237
Consumer installment	26	13	-	39	4,903	4,942	-
Commercial loans	-	230	117	347	171,881	172,228	296
Total gross loans	$59	$6,179	$1,114	$7,352	$1,101,056	$1,108,408	$2,301

Index
The Bank of Greene County had no accruing loans delinquent 90 days or more at September 30, 2021 and June 30, 2021.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2021	2020
Interest income that would have been recorded if loans had been performing in accordance with original terms	$50	$135
Interest income that was recorded on nonaccrual loans	22	38

Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, The Bank of Greene County considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans or nonaccrual loans that are over $100,000 and all trouble debt restructured loans are reviewed individually and considered impaired if it is probable that The Bank of Greene County will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of The Bank of Greene County loans, including most nonaccrual loans, are small homogeneous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

The tables below detail additional information on impaired loans at the date or periods indicated:

	At September 30, 2021			For the three months ended September 30, 2021
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$236	$236	$-	$221	$-
Commercial real estate	783	783	-	445	3
Home equity	128	128	-	128	-
Commercial loans	109	109	-	98	-
Total impaired loans with no allowance	1,256	1,256	-	892	3

With an allowance recorded:
Residential real estate	716	716	102	718	5
Commercial real estate	450	450	54	780	10
Commercial construction	102	102	1	102	-
Home equity	321	321	45	321	3
Commercial loans	3,225	3,225	208	3,228	40
Total impaired loans with allowance	4,814	4,814	410	5,149	58

Total impaired:
Residential real estate	952	952	102	939	5
Commercial real estate	1,233	1,233	54	1,225	13
Commercial construction	102	102	1	102	-
Home equity	449	449	45	449	3
Commercial loans	3,334	3,334	208	3,326	40
Total impaired loans	$6,070	$6,070	$410	$6,041	$61

Index
	As of June 30, 2021			For the three months ended September 30, 2020
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$370	$370	$-	$402	$5
Multi-family	-	-	-	121	-
Commercial real estate	281	281	-	335	1
Home equity	224	224	-	128	-
Commercial loans	95	95	-	277	-
Impaired loans with no allowance	970	970	-	1,263	6

With an allowance recorded:
Residential real estate	723	723	103	1,385	5
Commercial real estate	945	945	58	-	-
Commercial construction	102	102	1	102	-
Home equity	321	321	73	430	4
Commercial Loans	3,234	3,234	156	-	-
Impaired loans with allowance	5,325	5,325	391	1,917	9

Total impaired:
Residential real estate	1,093	1,093	103	1,787	10
Multi-family	-	-	-	121	-
Commercial real estate	1,226	1,226	58	335	1
Commercial construction	102	102	1	102	-
Home equity	545	545	73	558	4
Commercial loans	3,329	3,329	156	277	-
Total impaired loans	$6,295	$6,295	$391	$3,180	$15

The table below detail loans that have been modified as a troubled debt restructuring during the year ended June 30, 2021.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
For the year ended June 30,2021
Commercial loans	5	$3,001	$2,903	$2,896
Commercial real estate	3	1,325	1,287	1,284
Residential	1	70	70	69

There were no loans that had been modified as a troubled debt restructuring during the three months ended September 30, 2021 or 2020. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2021 or 2020, which have subsequently defaulted during the three months ended September 30, 2021 or 2020, respectively.

Index
In order to assist borrowers through the COVID-19 pandemic, The Bank of Greene County has instituted a loan deferment program whereby deferral of payments were provided. Payment deferrals consisted of either principal deferrals or full payment deferrals. As allowed under the CARES Act, and as amended by Section 541 of the Consolidated Appropriations Act of 2021, the Company will not report these loans as delinquent and Trouble Debt Restructuring disclosures. The Company will continue to recognize interest income during the deferral period as long as they are deemed collectible. These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate. The following table details loans that have payments deferred as of September 30, 2021.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Commercial real estate	6,043	1	418	2	6,461	3
Commercial loans	509	1	-	-	509	1
Residential	44	1	127	1	171	2
Total	$6,596	3	$545	3	$7,141	6

The following table details loans that have payments deferred at June 30, 2021.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Commercial real estate	6,119	3	1,346	3	7,465	6
Commercial loans	572	2	-	-	572	2
Total	$6,691	5	$1,346	3	$8,037	8

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

	Activity for the three months ended September 30, 2021
(In thousands)	Balance at June 30, 2021	Charge-offs	Recoveries	Provision	Balance at September 30, 2021
Residential real estate	$2,012	$-	$-	$(15)	$1,997
Residential construction and land	106	-	-	14	120
Multi-family	186	-	-	(86)	100
Commercial real estate	13,049	-	-	1,249	14,298
Commercial construction	1,535	-	-	(337)	1,198
Home equity	165	-	-	(25)	140
Consumer installment	267	104	37	90	290
Commercial loans	2,348	97	1	98	2,350
Total	$19,668	$201	$38	$988	$20,493

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At September 30, 2021 Impairment Analysis		Ending Balance At September 30, 2021 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$102	$1,895	$952	$325,322
Residential construction and land	-	120	-	12,645
Multi-family	-	100	-	43,530
Commercial real estate	54	14,244	1,233	509,884
Commercial construction	1	1,197	102	61,596
Home equity	45	95	449	18,287
Consumer installment	-	290	-	4,897
Commercial loans	208	2,142	3,334	136,553
Total	$410	$20,083	$6,070	$1,112,714

	Activity for the three months ended September 30, 2020
(In thousands)	Balance at June 30, 2020	Charge-offs	Recoveries	Provision	Balance at September 30, 2020
Residential real estate	$2,091	$-	$3	$(631)	$1,463
Residential construction and land	141	-	-	(23)	118
Multi-family	176	-	-	4	180
Commercial real estate	8,634	-	-	750	9,384
Commercial construction	2,053	-	-	(92)	1,961
Home equity	295	-	-	(23)	272
Consumer installment	197	61	20	194	350
Commercial loans	2,804	-	-	1,064	3,868
Total	$16,391	$61	$23	$1,243	$17,596

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2021 Impairment Analysis		Ending Balance June 30, 2021 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$103	$1,909	$1,093	$324,074
Residential construction and land	-	106	-	10,185
Multi-family	-	186	-	41,951
Commercial real estate	58	12,991	1,226	471,661
Commercial construction	1	1,534	102	62,661
Home equity	73	92	545	17,740
Consumer installment	-	267	-	4,942
Commercial loans	156	2,192	3,329	168,899
Total	$391	$19,277	$6,295	$1,102,113

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at September 30, 2021 and June 30, 2021:

(in thousands)	September 30, 2021	June 30, 2021
Residential real estate	$64	$64
Total foreclosed real estate	$64	$64

(6)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2021 and 2020 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,842	$-	$12,842	$-
U.S. Treasury securities	19,742	-	19,742	-
State and political subdivisions	225,913	-	225,913	-
Mortgage-backed securities-residential	36,813	-	36,813	-
Mortgage-backed securities-multi-family	113,989	-	113,989	-
Corporate debt securities	3,076	-	3,076	-
Securities available-for-sale	$412,375	$-	$412,375	$-
Equity securities	297	297	-	-
Total securities measured at fair value	$412,672	$297	$412,375	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,903	$-	$12,903	$-
U.S. Treasury securities	19,836	-	19,836	-
State and political subdivisions	200,656	-	200,656	-
Mortgage-backed securities-residential	34,981	-	34,981	-
Mortgage-backed securities-multi-family	119,407	-	119,407	-
Corporate debt securities	3,107	-	3,107	-
Securities available-for-sale	$390,890	$-	$390,890	$-
Equity securities	307	307	-	-
Total securities measured at fair value	$391,197	$307	$390,890	$-

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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Impaired loans	$4,998	$410	$4,588	$-	$-	$4,588
Foreclosed real estate	64	-	64	-	-	64

June 30, 2021
Impaired loans	$5,449	$391	$5,058	$-	$-	$5,058
Foreclosed real estate	64	-	64	-	-	64

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
September 30, 2021
Impaired Loans	$561	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	26.17%
			Liquidation expenses(3)	3.98%-5.58%	4.43%
	4,027	Discounted cash flow	Discount rate	4.19%-7.49%	6.67%
Foreclosed real estate	64	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%	0.00%
			Liquidation expenses(3)	8.70%	8.70%
June 30, 2021
Impaired loans	$473	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	24.94%
			Liquidation expenses(3)	3.98%-5.58%	4.50%
	4,585	Discounted cash flow	Discount rate	4.19%-7.49%	5.99%
Foreclosed real estate	64	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.70%	8.70%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

Index
The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At September 30, 2021 and June 30, 2021, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	September 30, 2021		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$113,329	$113,329	$113,329	$-	$-
Long term certificate of deposit	4,367	4,481	-	4,481	-
Securities available-for-sale	412,375	412,375	-	412,375	-
Securities held-to-maturity	575,898	595,152	-	595,152	-
Equity securities	297	297	297	-	-
Federal Home Loan Bank stock	1,091	1,091	-	1,091	-
Net loans receivable	1,096,816	1,091,038	-	-	1,091,038
Accrued interest receivable	8,305	8,305	-	8,305	-
Deposits	2,056,462	2,056,786	-	2,056,786	-
Subordinated notes payable, net	49,170	50,037	-	50,037	-
Accrued interest payable	186	186	-	186	-

(In thousands)	June 30, 2021		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$149,775	$149,775	$149,775	$-	$-
Long term certificate of deposit	4,553	4,719	-	4,719	-
Securities available-for-sale	390,890	390,890	-	390,890	-
Securities held-to-maturity	496,914	519,042	-	519,042	-
Equity securities	307	307	307	-	-
Federal Home Loan Bank stock	1,091	1,091	-	1,091	-
Net loans receivable	1,085,947	1,081,669	-	-	1,081,669
Accrued interest receivable	7,781	7,781	-	7,781	-
Deposits	2,005,108	2,005,483	-	2,005,483	-
Borrowings	3,000	3,005	-	3,005	-
Subordinated notes payable, net	19,644	19,858	-	19,858	-
Accrued interest payable	346	346	-	346	-

Index
(7)          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no dilutive or anti-dilutive securities or contracts outstanding during the three months ended September 30, 2021 and 2020.

	For the three months ended September 30,
	2021	2020

Net Income	$7,114,000	$4,875,000
Weighted Average Shares – Basic	8,513,414	8,513,414
Weighted Average Shares - Diluted	8,513,414	8,513,414

Earnings per share - Basic	$0.84	$0.57
Earnings per share - Diluted	$0.84	$0.57

(8)          Dividends

On July 21, 2021, Greene County Bancorp, Inc. (NASDAQ-GCBC) announced that its Board of Directors has approved a quarterly cash dividend of $0.13 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.52 per share, which represents an 8.3% increase from the previous annual cash dividend rate of $0.48 per share. The dividend was payable to stockholders of record as of August 16, 2021, and was paid on August 31, 2021. Greene County Bancorp, MHC waived its right to receive this dividend.

(9)          Impact of Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In October 2020, the FASB issued an Update (ASU 2020-08), Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. The amendments affect the guidance in ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in that Update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The Board noted in paragraph BC21 of Update 2017-08 that if the security contained additional future call dates, an entity should consider whether the amortized cost basis exceeded the amount repayable by the issuer at the next call date. If so, the excess should be amortized to the next call date. The amendments in ASU 2020-08 clarified the Board’s intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of paragraph 310-20-35-33 for each reporting period. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

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

(10)        Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,
(In thousands)	2021	2020
Interest cost	$42	$41
Expected return on plan assets	(70)	(64)
Amortization of net loss	32	52
Net periodic pension cost	$4	$29

The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2022.

Index
SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP”), effective as of July 1, 2010. The SERP benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP is intended to provide a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”). The SERP is more fully described in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2021.

The net periodic pension costs related to the SERP for the three months ended September 30, 2021 and 2020 were $314,000 and $256,000, respectively. The total liability for the SERP was $8.8 million at September 30, 2021 and $8.2 million at June 30, 2021, respectively, and is included in accrued expenses and other liabilities. The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

(11)         Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).  A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2021.

A summary of the Company’s phantom stock option activity and related information for the Plan for the three months ended September 30, 2021 and 2020 were as follows:

	2021	2020
Number of options outstanding at beginning of year	1,507,600	1,765,100
Options granted	475,120	523,700
Options forfeited	-	-
Number of options outstanding at period end	1,982,720	2,288,800

(In thousands)	2021	2020
Cash paid out on options vested	-	-
Compensation expense recognized	$810	$635

The total liability for the Plan was $5.8 million and $5.0 million at September 30, 2021 and June 30, 2021, respectively, and is included in accrued expenses and other liabilities.

(12)        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at September 30, 2021 and 2020 are presented as follows:

(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - June 30, 2020	$1,750	$(2,178)	$(428)
Other comprehensive loss before reclassification	(190)	-	(190)
Other comprehensive loss for the three months ended September 30, 2020	(190)	-	(190)
Balance - September 30, 2020	$1,560	$(2,178)	$(618)

Balance – June 30, 2021	$348	$(1,509)	$(1,161)
Other comprehensive loss before reclassification	(1,354)	-	(1,354)
Other comprehensive loss for the three months ended September 30, 2021	(1,354)	-	(1,354)
Balance - September 30, 2021	$(1,006)	$(1,509)	$(2,515)

Index
(13)        Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

The following includes quantitative data related to the Company’s operating leases as of September 30, 2021 and June 30, 2021, and for the three months ended September 30, 2021 and 2020:

(In thousands, except weighted-average information).
Operating lease amounts:	September 30, 2021	June 30, 2021
Right-of-use assets	$1,807	$1,887
Lease liabilities	$1,844	$1,921

	For the three months ended September 30,
	2021	2020
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$87	$88
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$625

Lease costs:
Operating lease cost	$80	$80
Variable lease cost	$10	$10

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of September 30, 2021:

(in thousands)
Within the twelve months ended September 30,
2022	$310
2023	270
2024	283
2025	280
2026	252
Thereafter	596
Total undiscounted cash flow	1,991
Less net present value adjustment	(147)
Lease Liability	$1,844

Weighted-average remaining lease term (Years)	5.56
Weighted-average discount rate	2.24%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition.

(14)        Subsequent events

On October 20, 2021, the Board of Directors declared a cash dividend for the quarter ended September 30, 2021 of $0.13 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.52 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2021, and will be paid on November 30, 2021.  The MHC intends to waive its receipt of this dividend.

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

COVID-19 is expected to continue to impact the economy and the Company’s financial results as well as demand for services and products during the remainder for the fiscal year ending June 30, 2022. The Company has implemented various plans, strategies, and protocols to protect its employees, customers and other stakeholders in response to the pandemic.  The Company imposed business travel restrictions, implemented quarantine and remote work from home protocols, and at times during the pandemic, the Company implemented drive-thru only or by appointment protocols for branches and other operational areas which may be reinstated if needed.  Enhanced cleaning, sanitation processes and social distancing measurers were also implemented.  The Company also enhanced communications with critical vendors to ensure operational functioning of mission-critical activities.  The long-term implications of the COVID-19 crisis, and related government monetary and fiscal stimulus measures on the Company’s future operations, revenues, earnings, allowance for loan losses, capital and liquidity are difficult to assess and remain uncertain at this time.

Index
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

Allowance for loan losses to total loans receivable:  The allowance for loan losses to total loans receivable ratio is calculated by dividing the balance in the allowance for loan losses by the gross loans outstanding at the end of the period. This ratio is utilized to show the historical relationship between the allowance for loan losses and the balances of loans at the end each period presented in conjunction with other financial information related to asset quality such as nonperforming loans, charge-offs, and classified assets to indicate the overall adequacy of the allowance for loan losses. The Company has adjusted the calculation of the allowance for loan losses to total loans receivable to exclude loans that are 100% guaranteed by the Small Business Administration as these present no credit risk to the Company. With a significant balance in SBA loans at June 30, 2021 and September 30, 2021, this adjusted calculation is used to provide a better basis of comparison with other periods presented within the financial statements presented.

Index
Comparison of Financial Condition at September 30, 2021 and June 30, 2021

ASSETS

Total assets of the Company were $2.3 billion at September 30, 2021 and $2.2 billion at June 30, 2021, an increase of $82.5 million, or 3.8%. Securities available-for-sale and held-to-maturity increased $100.5 million, or 11.3%, to $988.3 million at September 30, 2021 as compared to $887.8 million at June 30, 2021.  Net loans receivable increased $10.9 million, or 1.0%, to $1.1 billion at September 30, 2021 from $1.1 billion at June 30, 2021.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $36.5 million to $113.3 million at September 30, 2021 from $149.8 million at June 30, 2021. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $100.5 million, or 11.3%, to $988.3 million at September 30, 2021 as compared to $887.8 million at June 30, 2021. This increase was the result of utilizing excess cash on hand due to an increase in deposits. Securities purchases totaled $198.2 million during the three months ended September 30, 2021 and consisted of $142.3 million of state and political subdivision securities, $33.5 million of mortgage-backed securities, $2.5 million of corporate securities, and $19.9 million of other securities. Principal pay-downs and maturities during the three months amounted to $95.0 million, primarily consisting of $11.1 million of mortgage-backed securities, $81.3 million of state and political subdivision securities, $867,000 of collateralized mortgage obligations, and $1.7 million of other securities.  At September 30, 2021, 61.0% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	September 30, 2021		June 30, 2021
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Government sponsored enterprises	$12,842	1.3%	$12,903	1.5%
U.S. Treasury securities	19,742	2.0	19,836	2.2
State and political subdivisions	225,913	22.9	200,656	22.6
Mortgage-backed securities-residential	36,813	3.7	34,981	3.9
Mortgage-backed securities-multifamily	113,989	11.5	119,407	13.4
Corporate debt securities	3,076	0.3	3,107	0.4
Total securities available-for-sale	412,375	41.7	390,890	44.0
Securities held-to-maturity:
U.S. treasury securities	10,941	1.1	10,938	1.2
State and political subdivisions	376,886	38.1	341,364	38.5
Mortgage-backed securities-residential	25,473	2.6	28,450	3.2
Mortgage-backed securities-multifamily	126,085	12.8	100,330	11.3
Corporate debt securities	12,389	1.3	9,892	1.1
Other securities	24,124	2.4	5,940	0.7
Total securities held-to-maturity	575,898	58.3	496,914	56.0
Total securities	$988,273	100.0%	$887,804	100.0%

LOANS

Net loans receivable increased $10.9 million, or 1.0%, to $1.1 billion at September 30, 2021 from $1.1 billion at June 30, 2021.  Net loans receivable at September 30, 2021 included $37.4 million in SBA Paycheck Protection Program loans. The loan growth experienced during the three months consisted primarily of $38.2 million in commercial real estate loans, $1.1 million in residential real estate loans, $2.5 million in residential construction, $1.6 million in multi-family loans, and a $1.3 million net decrease in deferred fees due to the forgiveness of SBA PPP loans. This growth was partially offset by a $1.1 million decrease in commercial construction loans, $32.3 million decrease in commercial loans and an $825,000 increase in allowance for loan losses.  SBA PPP loans decreased $30.0 million to $37.4 million at September 30, 2021 from $67.4 million at June 30, 2021, due to the receipt of forgiveness proceeds.  The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  We believe that customer satisfaction continued to grow through our participation in the PPP loan program and our quick response to customer needs during the pandemic, which has enhanced loan growth.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
(Dollars in thousands)	September 30, 2021		June 30, 2021
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$326,274	29.2%	$325,167	29.3%
Residential construction and land	12,645	1.1	10,185	0.9
Multi-family	43,530	3.9	41,951	3.8
Commercial real estate	511,117	45.7	472,887	42.7
Commercial construction	61,698	5.5	62,763	5.7
Home equity	18,736	1.7	18,285	1.6
Consumer installment	4,897	0.4	4,942	0.5
Commercial loans	139,887	12.5	172,228	15.5
Total gross loans	1,118,784	100.0%	1,108,408	100.0%
Allowance for loan losses	(20,493)		(19,668)
Deferred fees and costs	(1,475)		(2,793)
Total net loans	$1,096,816		$1,085,947

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).   An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA, extended the life of the PPP, creating a second round of PPP loans for eligible businesses. The Company participated in the CAA’s second round of PPP lending.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Company had 407 remaining PPP loans with a total balance of $37.4 million outstanding at September 30, 2021, compared to 835 PPP loans with a total balance of $67.4 million outstanding at June 30, 2021.

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

Analysis of allowance for loan losses activity

	At or for the three months ended September 30,
(Dollars in thousands)	2021	2020
Balance at the beginning of the period	$19,668	$16,391
Charge-offs:
Consumer installment	104	61
Commercial loans	97	-
Total loans charged off	201	61

Recoveries:
Residential real estate	-	3
Consumer installment	37	20
Commercial loans	1	-
Total recoveries	38	23

Net charge-offs	163	38

Provisions charged to operations	988	1,243
Balance at the end of the period	$20,493	$17,596

Net charge-offs to average loans outstanding (annualized)	0.06%	0.02%
Net charge-offs to nonperforming assets (annualized)	33.20%	3.50%
Allowance for loan losses to nonperforming loans	1078.58%	404.78%
Allowance for loan losses to total loans receivable	1.83%	1.68%
Allowance for loan losses to total loans receivable (excluding PPP loans)	1.90%	1.85%

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

Generally, management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.  The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset.  For further discussion and detail regarding impaired loans please refer to Part I, Financial Statements (unaudited), Note 5 Loans and Allowance for Loan Losses of this Report.

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	September 30, 2021	June 30, 2021
Nonaccruing loans:
Residential real estate	$1,150	$1,324
Commercial real estate	428	444
Home equity	140	237
Commercial	182	296
Total nonaccruing loans	$1,900	$2,301
Foreclosed real estate:
Residential real estate	64	64
Total foreclosed real estate	64	64
Total nonperforming assets	$1,964	$2,365

Troubled debt restructuring:
Nonperforming (included above)	$340	$354
Performing (accruing and excluded above)	5,039	5,050

Total nonperforming assets as a percentage of total assets	0.09%	0.11%
Total nonperforming loans to net loans	0.17%	0.21%

At September 30, 2021 and June 30, 2021, there were no loans greater than 90 days and accruing.

The table below details additional information related to nonaccrual loans for the three months ended September 30:

(In thousands)	2021	2020
Interest income that would have been recorded if loans had been performing in accordance with original terms	$50	$135
Interest income that was recorded on nonaccrual loans	22	38

Nonperforming assets amounted to $2.0 million and $2.4 million at September 30, 2021 and June 30, 2021, respectively. Nonaccrual loans consisted primarily of loans secured by real estate at September 30, 2021 and June 30, 2021. Loans on nonaccrual status totaled $1.9 million at September 30, 2021 of which $260,000 were in the process of foreclosure. At September 30, 2021, there were two residential loans in the process of foreclosure totaling $158,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.4 million of loans which were less than 90 days past due at September 30, 2021, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $2.3 million at June 30, 2021 of which $260,000 were in the process of foreclosure. At June 30, 2021, there were two residential loans in the process of foreclosure totaling $158,000 and one commercial real estate loan totaling $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2021, but have a recent history of delinquency greater than 90 days past due.

In order to assist borrowers through the COVID-19 pandemic, The Bank of Greene County has instituted a loan deferment program whereby deferral of payments were provided.  Payment deferrals consisted of either principal deferrals or full payment deferrals.  As allowed under the CARES Act, and as amended by Section 541 of the Consolidated Appropriations Act of 2021, the Company will not report these loans as delinquent and Trouble Debt Restructuring disclosures. The Company will continue to recognize interest income during the deferral period as long as they are deemed collectible.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.  The following table details loans that have payments deferred as of September 30, 2021.  For further detail regarding loans that have payments deferred as of September 30, 2021 and June 30, 2021 please refer to Part I, Financial Statements (unaudited), Note 5 Loans and Allowance for Loan Losses of this Report.

Index
Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.” A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans at September 30, 2021 and June 30, 2020:

(In thousands)	September 30, 2021	June 30, 2021
Balance of impaired loans, with a valuation allowance	$4,814	$5,325
Allowances relating to impaired loans included in allowance for loan losses	410	391
Balance of impaired loans, without a valuation allowance	1,256	970
Total impaired loans	6,070	6,295

	For the three months ended September 30,
(In thousands)	2021	2020
Average balance of impaired loans for the periods ended	$6,041	$3,180
Interest income recorded on impaired loans during the periods ended	61	15

DEPOSITS

Deposits totaled $2.1 billion at September 30, 2021 and $2.0 billion at June 30, 2021, an increase of $51.4 million, or 2.6%. Noninterest-bearing deposits increased $20.5 million, or 11.8%, and NOW deposits increased $36.4 million, or 2.7%, when comparing September 30, 2021 and June 30, 2021.  These increases were offset by decreases in certificates of deposits of $84,000, or 0.2%, money market deposits decreased $5.0 million, or 3.4%, and savings deposits decreased $410,000, or 0.1%, when comparing September 30, 2021 and June 30, 2021. Deposits increased during the three months ended September 30, 2021 as a result of an increase in municipal deposits at Greene County Commercial Bank, primarily from tax collection, and new account relationships.

Major classifications of deposits at September 30, 2021 and 2020 are summarized as follows:

(In thousands)	September 30, 2021	Percentage of Portfolio	June 30, 2021	Percentage of Portfolio
Noninterest-bearing deposits	$194,566	9.5%	$174,114	8.7%
Certificates of deposit	34,707	1.7	34,791	1.7
Savings deposits	300,640	14.6	301,050	15.0
Money market deposits	140,812	6.8	145,832	7.3
NOW deposits	1,385,737	67.4	1,349,321	67.3
Total deposits	$2,056,462	100.0%	$2,005,108	100.0%

BORROWINGS

At September 30, 2021, The Bank of Greene County had pledged approximately $419.1 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $307.3 million at September 30, 2021, of which there were no borrowings outstanding at September 30, 2021.  There were no short-term or overnight borrowings outstanding at September 30, 2021.  There were no irrevocable stand-by letters of credit outstanding at September 30, 2021.

The Bank of Greene County also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At September 30, 2021, approximately $3.9 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at September 30, 2021.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $10.0 million and three other financial institutions for $64.5 million. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. At September 30, 2021, The Bank of Greene County had no balances outstanding on any of these lines of credit.  Greene County Bancorp, Inc., had no borrowings outstanding with Atlantic Central Bankers Bank at September 30, 2021 and had an outstanding balance of $3.0 million at June 30, 2021 to fund Bank capital.

Index
On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At September 30, 2021, there were $19.7 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At September 30, 2021, there were $29.5 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

At September 30, 2021, there were no long-term borrowings and therefore no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $154.8 million at September 30, 2021 from $149.6 million at June 30, 2021, resulting primarily from net income of $7.1 million, partially offset by dividends declared and paid of $508,000 and a decrease in other accumulated comprehensive loss of $1.4 million.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three months ending September 30, 2021, the Company did not repurchase any shares.

Selected Equity Data:
	September 30, 2021	June 30, 2021
Shareholders’ equity to total assets, at end of period	6.78%	6.80%
Book value per share	$18.19	$17.57
Closing market price of common stock	$36.21	$28.12

	For the three months ended September 30,
	2021	2020
Average shareholders’ equity to average assets	6.88%	7.63%
Dividend payout ratio[1]	15.48%	21.05%
Actual dividends paid to net income[2]	7.14%	9.60%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended March 31, 2020; June 30, 2020; September 30, 2020; December 31, 2020; June 30, 2021; and September 30, 2021. Dividends declared during the three months ended December 31, 2019 and March 31, 2021 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three months ended September 30, 2021 and 2020. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages. Average loan balances include nonperforming loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended September 30,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,104,588	$12,067	4.37%	$1,029,808	$10,192	3.96%
Securities[2]	947,086	3,492	1.47	642,528	3,122	1.94
Interest-bearing bank balances and federal funds	103,211	42	0.16	21,840	7	0.13
FHLB stock	1,091	12	4.40	1,306	17	5.21
Total interest-earning assets	2,155,976	15,613	2.90%	1,695,482	13,338	3.15%
Cash and due from banks	12,160			11,529
Allowance for loan losses	(19,725)			(16,548)
Other noninterest-earning assets	74,896			26,064
Total assets	$2,223,307			$1,716,527

Interest-Bearing Liabilities:
Savings and money market deposits	$447,543	$206	0.18%	$378,367	$299	0.32%
NOW deposits	1,355,499	565	0.17	984,823	982	0.40
Certificates of deposit	34,738	77	0.89	35,300	108	1.22
Borrowings	27,526	366	5.32	19,896	133	2.67
Total interest-bearing liabilities	1,865,306	1,214	0.26%	1,418,386	1,522	0.43%
Noninterest-bearing deposits	181,990			145,022
Other noninterest-bearing liabilities	23,027			22,128
Shareholders’ equity	152,984			130,991
Total liabilities and equity	$2,223,307			$1,716,527

Net interest income		$14,399			$11,816
Net interest rate spread			2.64%			2.72%
Net earnings assets	$290,670			$277,096
Net interest margin			2.67%			2.79%
Average interest-earning assets to average interest-bearing liabilities	115.58%			119.54%

1 Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Index
Taxable-equivalent net interest income and net interest margin	For the three months ended September 30,
(Dollars in thousands)	2021	2020
Net interest income (GAAP)	$14,399	$11,816
Tax-equivalent adjustment(1)	766	812
Net interest income (fully taxable-equivalent)	$15,165	$12,628

Average interest-earning assets	$2,155,976	$1,695,482
Net interest margin (fully taxable-equivalent)	2.81%	2.98%

1 Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes taxes for the periods ended September 30, 2021 and 2020, 4.44% and 3.98% for New York State income taxes for the periods ended September 30, 2021 and 2020, respectively.

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

	Three months ended September 30, 2021 versus 2020
	Increase/(Decrease) Due To		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$773	$1,102	$1,875
Securities[2]	1,244	(874)	370
Interest-bearing bank balances and federal funds	33	2	35
FHLB stock	(3)	(2)	(5)
Total interest-earning assets	2,047	228	2,275

Interest-Bearing Liabilities:
Savings and money market deposits	51	(144)	(93)
NOW deposits	283	(700)	(417)
Certificates of deposit	(2)	(29)	(31)
Borrowings	65	168	233
Total interest-bearing liabilities	397	(705)	(308)
Net change in net interest income	$1,650	$933	$2,583

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results.  Annualized return on average assets increased to 1.28% from 1.14% for the three months ended September 30, 2021 and 2020, respectively.  Annualized return on average equity increased to 18.60% for the three months ended September 30, 2021 as compared to 14.89% for the three months ended September 30, 2020.  The increase in return on average assets and average equity was primarily the result of net income growth outpacing balance sheet growth, offset by decreases in interest yields on interest earning assets.  Net income amounted to $7.1 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively.  Average assets increased $506.8 million, or 29.5%, to $2.2 billion for the three months ended September 30, 2021 as compared to $1.7 billion for the three months ended September 30, 2020.  Average equity increased $22.0 million, or 16.8%, to $153.0 million for the three months ended September 30, 2021 as compared to $131.0 million for the three months ended September 30, 2020.

Index
INTEREST INCOME

Interest income amounted to $15.6 million for the three months ended September 30, 2021 as compared to $13.3 million for the three months ended September 30, 2020, an increase of $2.3 million, or 17.1%. The increase in average balances on loans and securities as well as the recognition of PPP fee income due to the forgiveness of SBA PPP loans had the greatest impact on interest income, offset by the decrease in rates on securities.  Average loan balances increased $74.8 million and the yield on loans increased 41 basis points when comparing the three months ended September 30, 2021 and 2020, respectively.  Included in interest-earning assets at September 30, 2021 and 2020 were $37.4 million and $100.5 million of SBA Paycheck Protection Program (PPP) loans, respectively, at a rate of 1.00%.  The Bank received $1.5 million and $16,000 in SBA PPP fee income for the three months ended September 30, 2021 and 2020, respectively, which was realized through a deferred origination fee and recognized within interest income.  Average securities balances increased $304.6 million and the yield on securities decreased 47 basis points when comparing the three months ended September 30, 2021 and 2020, respectively

INTEREST EXPENSE

Interest expense amounted to $1.2 million for the three months ended September 30, 2021 as compared to $1.5 million for the three months ended September 30, 2020, a decrease of $308,000, or 20.2%.  As illustrated in the rate/volume table, interest expense decreased $308,000 when comparing the three months ended September 30, 2021 and 2020 due to the decrease in the rate paid on interest-bearing liabilities.  Decreases in the rate paid on interest-bearing liabilities was offset by an increase in interest expense of $397,000 when comparing these same periods due to the increased average balances.

The average cost of interest-bearing liabilities decreased 17 basis points to 0.26% for the 2021 quarter from 0.43% for the 2020 quarter.  The cost of NOW deposits decreased 23 basis points, the cost of savings and money market deposits decreased 14 basis points, and the cost of certificates of deposit decreased 33 basis points when comparing the three months ended September 30, 2021, and 2020, respectively.  The decrease in cost of interest-bearing liabilities was offset by growth in the average balance of interest-bearing liabilities of $446.9 million, most notably due to an increase in NOW deposits of $370.7 million, an increase in average savings and money market deposits of $69.2 million, and an increase in borrowings of $7.6 million when comparing the three months ended September 30, 2021 and 2020, respectively. The cost of borrowings increased 265 basis points when comparing the three months ended September 30, 2021 and 2020.  The increase in cost of borrowings was due to the Company entering into Subordinated Note Purchase Agreements in September 2021.  Yields on interest-earning assets and costs of interest-bearing deposits continue to remain low as a result of the low interest rate environment brought on by Federal Reserve Board interest rate decreases during fiscal 2020 and its stance to continue the low interest rate environment to support an economic recovery as the pandemic continues.

NET INTEREST INCOME

Net interest income increased $2.6 million to $14.4 million for the three months ended September 30, 2021 from $11.8 million for the three months ended September 30, 2020. The increase in net interest income was primarily the result of the growth in the average balance of interest-earning assets, which increased $460.5 million when comparing the three months ended September 30, 2021 and 2020, offset by a decrease in the average interest rate on interest-earning assets, which decreased 25 basis points when comparing the three months ended September 30, 2021 and 2020.

Net interest rate spread and margin both decreased when comparing the three months ended September 30, 2021 and 2020. Net interest rate spread decreased eight basis points to 2.64% for the three months ended September 30, 2021 compared to 2.72% for the three months ended September 30, 2020. Net interest margin decreased 12 basis points to 2.67% for the three months ended September 30, 2021 compared to 2.79% for the three months ended September 30, 2020. Decreases in net interest rate spread and net interest margin resulted primarily from lower-yielding securities and loans offset by lower rates on deposits as well as growth in loan and securities balances.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.81% and 2.98% for the three months ended September 30, 2021 and 2020, respectively.

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

Index
The Federal Reserve Bank has taken a number of measures in an attempt to mitigate the impact of the Coronavirus on the economy. The Federal Reserve Bank has maintained interest rates near 0.00%-0.25% which has had an impact to the Company for the three months ended September 30, 2021.  It is anticipated that the low interest rate environment will continue to have a negative impact on the Company’s interest spread and margin during the fiscal year ended June 30, 2022. The Company continually monitors its interest rate risk and the impact to net interest income and capital from the interest rate decrease is well within established limits.

PROVISION FOR LOAN LOSSES

Provision for loan losses amounted to $988,000 and $1.2 million for the three months ended September 30, 2021 and 2020, respectively. The provision for loan losses for the three months ended September 30, 2021 and 2020 was due to the impact of the COVID-19 pandemic as well as growth in gross loans and an increase in loans adversely classified. The Company instituted a loan deferral program in response to the COVID-19 pandemic whereby deferral of principal and/or interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act and extended under the Consolidated Appropriations Act which was signed into law on December 27, 2020.   At September 30, 2021, the Company had $7.1 million, consisting of six loans, on payment deferral as a result of the pandemic, which is a decrease from $8.0 million, consisting of eight loans, at June 30, 2021.  Management continues to monitor these loans, and it remains uncertain whether all of these loans will continue to perform as agreed once they reach the end of the deferral period. Loans classified as substandard or special mention totaled $47.6 million at September 30, 2021, compared to $49.7 million at June 30, 2021, a decrease of $2.1 million, and compared to $38.9 million at September 30, 2020, an increase of $8.7 million.  Loans classified as substandard or special mention decreased slightly as compared to June 30, 2021 but remained elevated as compared to September 30, 2020, due to insufficient cash flows and revenues related to the COVID-19 pandemic.  Reserves on loans classified as substandard or special mention totaled $8.0 million at September 30, 2021 compared to $7.8 million at June 30, 2021, an increase of $200,000. No loans were classified as doubtful or loss at September 30, 2021 or June 30, 2021. Allowance for loan losses to total loans receivable was 1.83% at September 30, 2021 compared to 1.77% at June 30, 2021.  Total loans receivable included $37.4 million and $67.4 million of SBA Paycheck Protection Program (PPP) loans at September 30, 2021 and June 30, 2021, respectively.  Excluding these SBA guaranteed loans, the allowance for loan losses to total loans receivable would have been 1.90% and 1.89% at September 30, 2021 and June 30, 2021, respectively.

Net charge-offs amounted to $163,000 and $38,000 for the three months ended September 30, 2021 and 2020, respectively, an increase of $125,000. The primary net charge off activity was in the consumer loans and one commercial loan charge off that occurred during the quarter ended September 30, 2021.

Nonperforming loans amounted to $1.9 million and $2.3 million at September 30, 2021 and June 30, 2021, respectively. The decrease in nonperforming loans during the period was primarily due to $304,000 in loan repayments, and $97,000 in charge-offs. At September 30, 2021 nonperforming assets were 0.09% of total assets compared to 0.11% at June 30, 2021. Nonperforming loans were 0.17% and 0.21% of net loans at September 30, 2021 and June 30, 2021, respectively.  Nonperforming assets to total assets were 0.24% and nonperforming loans to net loans were 0.42% at September 30, 2020.  The Company has not been an originator of “no documentation” mortgage loans, and the loan portfolio does not include any mortgage loans that the Company classifies as sub-prime.

NONINTEREST INCOME
(Dollars in thousands)	For the three months ended September 30,		Change from Prior Year
Noninterest income:	2021	2020	Amount	Percent
Service charges on deposit accounts	$1,069	$806	$263	32.6%
Debit card fees	1,083	893	190	21.3
Investment services	213	161	52	32.3
E-commerce fees	33	29	4	13.8
Bank owned life insurance	301	-	301	100.0
Other operating income	230	189	41	21.7
Total noninterest income	$2,929	$2,078	$851	41.0%

Noninterest income increased $851,000, or 41.0%, and totaled $2.9 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily due to an increase in debit card fees resulting from continued growth in the number of checking accounts with debit cards, increases in service charges on deposit accounts and the income from bank owned life insurance, which was purchased in quarter ended March 31, 2021. During the quarter ended September 30, 2021, the Bank purchased $7.0 million in additional bank owned life insurance.

Index
NONINTEREST EXPENSE
(Dollars in thousands)	For the three months ended September 30,		Change from Prior Year
Noninterest expense:	2021	2020	Amount	Percent
Salaries and employee benefits	$4,737	$4,407	$330	7.5%
Occupancy expense	505	515	(10)	(1.9)
Equipment and furniture expense	156	151	5	3.3
Service and data processing fees	638	613	25	4.1
Computer software, supplies and support	378	306	72	23.5
Advertising and promotion	101	111	(10)	(9.0)
FDIC insurance premiums	220	174	46	26.4
Legal and professional fees	396	276	120	43.5
Other	830	580	250	43.1
Total noninterest expense	$7,961	$7,133	$828	11.6%

Noninterest expense increased $828,000, or 11.6%, to $8.0 million for the three months ended September 30, 2021 compared to $7.1 million for the three months ended September 30, 2020. The increase in noninterest expense during the three months ended September 30, 2021 was primarily due to an increase in salaries and employee benefits expense resulting from creating 13 new positions during the previous fiscal year.  The new positions were required to support growth in the bank’s lending department, customer service center and finance department.  There was also an increase in other non-interest expense as the bank made a charitable donation to The Bank of Greene County Charitable Foundation during the three months ended September 30, 2021.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 15.1% for the three months ended September 30, 2021 and 11.7% for the three months ended September 30, 2020, respectively. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate. The increase in the current quarter was attributable to the increase in the New York State tax rate and the increase in income before taxes for September 30, 2021 compared to September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates.  Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank and Atlantic Central Bankers Bank as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. The impact of the COVID-19 pandemic has added to the uncertainty regarding the Company’s liquidity needs, with reductions in interest and principal payments from loans and changes in deposit activity, estimating cash flow has become more challenging. At September 30, 2021, the Company had $113.3 million in cash and cash equivalents, representing 5.0% of total assets, and had $594.9 million available in unused lines of credit.

At September 30, 2021, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	5.51%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	12.99%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	32.11%

Index
The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at September 30, 2021:

(In thousands)	2021
Unfunded loan commitments	$107,981
Unused lines of credit	89,239
Standby letters of credit	175
Total commitments	$197,395

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

RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at September 30, 2021 or  June 30, 2020.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $1.7 million and $2.1 million at September 30, 2021 and June 30, 2021, respectively. The current amount of credit exposure is spread out over three counterparties, and terms range between four to fifteen years.

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at September 30, 2021 and June 30, 2021.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of September 30, 2021:

Total risk-based capital	$195,011	16.9%	$92,488	8.0%	$115,610	10.0%	8.87%	2.50%
Tier 1 risk-based capital	180,486	15.6	69,366	6.0	92,488	8.0	9.61	2.50
Common equity tier 1 capital	180,486	15.6	52,025	4.5	75,147	6.5	11.11	2.50
Tier 1 leverage ratio	180,486	8.1	88,743	4.0	110,929	5.0	4.14	2.50

As of June 30, 2021:

Total risk-based capital	$184,063	16.9%	$87,384	8.0%	$109,230	10.0%	8.85%	2.50%
Tier 1 risk-based capital	170,335	15.6	65,538	6.0	87,384	8.0	9.59	2.50
Common equity tier 1 capital	170,335	15.6	49,154	4.5	71,000	6.5	11.09	2.50
Tier 1 leverage ratio(1)	170,335	8.0	85,382	4.0	106,728	5.0	3.98	2.50

Greene County Commercial Bank
As of September 30, 2021:

Total risk-based capital	$70,097	37.1%	$15,121	8.0%	$18,901	10.0%	29.09%	2.50%
Tier 1 risk-based capital	70,097	37.1	11,341	6.0	15,121	8.0	31.09	2.50
Common equity tier 1 capital	70,097	37.1	8,505	4.5	12,286	6.5	32.59	2.50
Tier 1 leverage ratio	70,097	7.5	37,145	4.0	46,431	5.0	3.55	2.50

As of June 30, 2021:

Total risk-based capital	$68,116	40.2%	$13,566	8.0%	$16,958	10.0%	32.17%	2.50%
Tier 1 risk-based capital	68,116	40.2	10,175	6.0	13,566	8.0	34.17	2.50
Common equity tier 1 capital	68,116	40.2	7,631	4.5	11,023	6.5	35.67	2.50
Tier 1 leverage ratio	68,116	7.9	34,412	4.0	43,015	5.0	3.92	2.50

(1) Average assets have been adjusted for PPPLF borrowings in calculation of Tier 1 Leverage Ratio.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended September 30, 2021.

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
a)	Not applicable
b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

Index
Item 6.	Exhibits

Exhibits
31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).

104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: November 9, 2021

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date: November 9, 2021

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer