Form 10-Q
period 2021-12-31
GREENE COUNTY BANCORP INC
filed 2022-02-11
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021
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

As of February 10, 2022, the registrant had 8,513,414 shares of common stock outstanding at $0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At December 31, 2021 and June 30, 2021
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2021	June 30, 2021
Cash and due from banks	$63,518	$149,765
Federal funds sold	10	10
Total cash and cash equivalents	63,528	149,775

Long term certificates of deposit	4,362	4,553
Securities available-for-sale, at fair value	401,624	390,890
Securities held-to-maturity, at amortized cost (fair value $684,255 at December 31, 2021; $519,042 at June 30, 2021)	666,294	496,914
Equity securities, at fair value	292	307
Federal Home Loan Bank stock, at cost	2,891	1,091

Loans	1,145,196	1,108,408
Allowance for loan losses	(21,684)	(19,668)
Unearned origination fees and costs, net	(547)	(2,793)
Net loans receivable	1,122,965	1,085,947

Premises and equipment, net	13,985	14,137
Bank owned life insurance	50,541	40,425
Accrued interest receivable	8,392	7,781
Foreclosed real estate	-	64
Prepaid expenses and other assets	10,214	8,451
Total assets	$2,345,088	$2,200,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits	$179,777	$174,114
Interest-bearing deposits	1,893,580	1,830,994
Total deposits	2,073,357	2,005,108

Borrowings from Federal Home Loan Bank, short-term	40,000	-
Borrowings from other banks, short-term	-	3,000
Subordinated notes payable, net	49,217	19,644
Accrued expenses and other liabilities	22,531	22,999
Total liabilities	2,185,105	2,050,751

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340; Outstanding – 8,513,414 shares at December 31, 2021, and June 30, 2021	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	152,746	139,775
Accumulated other comprehensive loss	(3,733)	(1,161)
Treasury stock, at cost 97,926 shares at December 31, 2021, and June 30, 2021	(908)	(908)
Total shareholders’ equity	159,983	149,584
Total liabilities and shareholders’ equity	$2,345,088	$2,200,335

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Six Months Ended December 31, 2021 and 2020
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Interest income:
Loans	$11,990	$11,766	$24,057	$21,958
Investment securities - taxable	330	182	673	326
Mortgage-backed securities	1,199	1,020	2,269	2,040
Investment securities - tax exempt	2,253	1,960	4,344	3,935
Interest-bearing deposits and federal funds sold	39	21	81	28
Total interest income	15,811	14,949	31,424	28,287

Interest expense:
Interest on deposits	849	1,053	1,697	2,442
Interest on borrowings	509	287	875	420
Total interest expense	1,358	1,340	2,572	2,862

Net interest income	14,453	13,609	28,852	25,425
Provision for loan losses	1,280	1,262	2,268	2,505
Net interest income after provision for loan losses	13,173	12,347	26,584	22,920

Noninterest income:
Service charges on deposit accounts	1,158	934	2,227	1,740
Debit card fees	1,107	917	2,190	1,810
Investment services	278	216	491	377
E-commerce fees	27	28	60	57
Bank owned life insurance	315	-	616	-
Other operating income	353	299	583	488
Total noninterest income	3,238	2,394	6,167	4,472

Noninterest expense:
Salaries and employee benefits	5,034	4,771	9,771	9,178
Occupancy expense	573	464	1,078	979
Equipment and furniture expense	231	164	387	315
Service and data processing fees	650	671	1,288	1,284
Computer software, supplies and support	394	327	772	633
Advertising and promotion	98	109	199	220
FDIC insurance premiums	201	174	421	348
Legal and professional fees	421	319	817	595
Other	735	541	1,565	1,121
Total noninterest expense	8,337	7,540	16,298	14,673

Income before provision for income taxes	8,074	7,201	16,453	12,719
Provision for income taxes	1,197	1,006	2,462	1,649
Net income	$6,877	$6,195	$13,991	$11,070

Basic and diluted earnings per share	$0.81	$0.73	$1.64	$1.30
Basic and diluted average shares outstanding	8,513,414	8,513,414	8,513,414	8,513,414
Dividends per share	$0.13	$0.12	$0.26	$0.24

See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended December 31, 2021 and 2020
(Unaudited)
(In thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Net Income	$6,877	$6,195	$13,991	$11,070
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, gross	(1,662)	(11)	(3,510)	(268)
Tax effect	(444)	(3)	(938)	(70)
Total other comprehensive loss, net of taxes	(1,218)	(8)	(2,572)	(198)

Comprehensive income	$5,659	$6,187	$11,419	$10,872

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended December 31, 2021 and 2020
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at September 30, 2020	$861	$11,017	$122,670	$(618)	$(908)	$133,022
Dividends declared			(473)			(473)
Net income			6,195			6,195
Other comprehensive loss, net of taxes				(8)		(8)
Balance at December 31, 2020	$861	$11,017	$128,392	$(626)	$(908)	$138,736

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at September 30, 2021	$861	$11,017	$146,381	$(2,515)	$(908)	$154,836
Dividends declared			(512)			(512)
Net income			6,877			6,877
Other comprehensive loss, net of taxes				(1,218)		(1,218)
Balance at December 31, 2021	$861	$11,017	$152,746	$(3,733)	$(908)	$159,983

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2021 and 2020
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2020	$861	$11,017	$118,263	$(428)	$(908)	$128,805
Dividends declared			(941)			(941)
Net income			11,070			11,070
Other comprehensive loss, net of taxes				(198)		(198)
Balance at December 31, 2020	$861	$11,017	$128,392	$(626)	$(908)	$138,736

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2021	$861	$11,017	$139,775	$(1,161)	$(908)	$149,584
Dividends declared			(1,020)			(1,020)
Net income			13,991			13,991
Other comprehensive loss, net of taxes				(2,572)		(2,572)
Balance at December 31, 2021	$861	$11,017	$152,746	$(3,733)	$(908)	$159,983

See notes to consolidated financial statements.

Index

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2021 and 2020
(Unaudited)
(In thousands)
	2021	2020
Cash flows from operating activities:
Net Income	$13,991	$11,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	414	361
Deferred income tax benefit	378	66
Net amortization of investment premiums and discounts	1,720	1,643
Net accretion amortization of deferred loan costs and fees	(2,591)	(1,223)
Amortization of subordinated debt issuance costs	72	25
Provision for loan losses	2,268	2,505
Bank owned life insurance income	(616)	-
Net loss (gain) on equity securities	15	(24)
Gain on sale of foreclosed real estate	(11)	-
Net decrease in accrued income taxes	(354)	(967)
Net increase in accrued interest receivable	(611)	(268)
Net increase in prepaid expenses and other assets	(848)	(1,584)
Net decrease in other liabilities	(469)	(256)
Net cash provided by operating activities	13,358	11,348

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	131,136	105,424
Purchases of securities	(157,113)	(220,194)
Principal payments on securities	10,835	8,352
Securities held-to-maturity:
Proceeds from maturities	22,288	17,136
Purchases of securities	(202,218)	(76,035)
Principal payments on securities	9,739	32,899
Net (purchase) redemption of Federal Home Loan Bank Stock	(1,800)	68
Maturity of long term certificates of deposit	180	245
Purchase of long term certificates of deposit	-	(268)
Purchase of bank owned life insurance	(9,500)	-
Net increase in loans receivable	(36,695)	(39,553)
Proceeds from sale of foreclosed real estate	75	-
Purchases of premises and equipment	(262)	(755)
Net cash used by investing activities	(233,335)	(172,681)

Cash flows from financing activities
Net increase in short-term FHLB advances	40,000	-
Net decrease in short-term advances other banks	(3,000)	(17,884)
Repayment of long-term FHLB advances	-	(1,500)
Net proceeds from subordinated notes payable	29,501	19,576
Payment of cash dividends	(1,020)	(941)
Net increase in deposits	68,249	178,643
Net cash provided by financing activities	133,730	177,894

Net (decrease) increase in cash and cash equivalents	(86,247)	16,561
Cash and cash equivalents at beginning of period	149,775	40,463
Cash and cash equivalents at end of period	$63,528	$57,024

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$-	$300
Cash paid during period for:
Interest	$2,283	$2,614
Income taxes	$2,438	$2,616

See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Six Months Ended December 31, 2021 and 2020

(1)          Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2021 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. The consolidated financial statements at and for the three and six months ended December 31, 2021 and 2020 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2021, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. The Company had no material reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2022. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

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

Index
(4)          Securities

Securities at December 31, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,073	$5	$308	$12,770
U.S. treasury securities	19,621	21	109	19,533
State and political subdivisions	219,758	91	6	219,843
Mortgage-backed securities-residential	33,432	189	214	33,407
Mortgage-backed securities-multi-family	115,769	420	3,203	112,986
Corporate debt securities	3,007	83	5	3,085
Total securities available-for-sale	404,660	809	3,845	401,624
Securities held-to-maturity:
U.S. treasury securities	10,943	-	117	10,826
State and political subdivisions	446,852	16,330	644	462,538
Mortgage-backed securities-residential	22,945	442	97	23,290
Mortgage-backed securities-multi-family	169,615	3,276	1,323	171,568
Corporate debt securities	15,884	157	63	15,978
Other securities	55	-	-	55
Total securities held-to-maturity	666,294	20,205	2,244	684,255
Total securities	$1,070,954	$21,014	$6,089	$1,085,879

Securities at June 30, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,079	$36	$212	$12,903
U.S. treasury securities	19,672	165	1	19,836
State and political subdivisions	200,436	220	-	200,656
Mortgage-backed securities-residential	34,861	287	167	34,981
Mortgage-backed securities-multi-family	119,359	1,042	994	119,407
Corporate debt securities	3,008	129	30	3,107
Total securities available-for-sale	390,415	1,879	1,404	390,890
Securities held-to-maturity:
U.S. treasury securities	10,938	28	2	10,964
State and political subdivisions	341,364	17,184	303	358,245
Mortgage-backed securities-residential	28,450	584	90	28,944
Mortgage-backed securities-multi-family	100,330	4,635	12	104,953
Corporate debt securities	9,892	111	65	9,938
Other securities	5,940	58	-	5,998
Total securities held-to-maturity	496,914	22,600	472	519,042
Total securities	$887,329	$24,479	$1,876	$909,932

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. At December 31, 2021, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$6,088	$105	3	$4,797	$203	1	$10,885	$308	4
U.S. treasury securities	17,592	109	6	-	-	-	17,592	109	6
State and political subdivisions	43,224	6	34	-	-	-	43,224	6	34
Mortgage-backed securities-residential	22,885	214	8	-	-	-	22,885	214	8
Mortgage-backed securities-multi-family	82,027	2,505	32	12,613	698	5	94,640	3,203	37
Corporate debt securities	495	5	1	-	-	-	495	5	1
Total securities available-for-sale	172,311	2,944	84	17,410	901	6	189,721	3,845	90
Securities held-to-maturity:
U.S. treasury securities	10,826	117	4	-	-	-	10,826	117	4
State and political subdivisions	81,640	640	344	188	4	1	81,828	644	345
Mortgage-backed securities-residential	11,622	97	2	-	-	-	11,622	97	2
Mortgage-backed securities-multi-family	80,311	1,323	24	-	-	-	80,311	1,323	24
Corporate debt securities	2,735	51	3	488	12	1	3,223	63	4
Total securities held-to-maturity	187,134	2,228	377	676	16	2	187,810	2,244	379
Total securities	$359,445	$5,172	461	$18,086	$917	8	$377,531	$6,089	469

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”). Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis. Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. For equity securities, the entire amount of OTTI is recognized in earnings. Management evaluated securities considering the factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2021.

There were no transfers of securities available-for-sale to held-to-maturity during the three and six months ended December 31, 2021 or 2020. During the three and six months ended December 31, 2021 and 2020, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and six months ended December 31, 2021 and 2020.

The estimated fair values of debt securities at December 31, 2021, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$219,655	$219,736
After one year through five years	8,787	8,776
After five years through ten years	25,517	25,219
After ten years	1,500	1,500
Total available-for-sale debt securities	255,459	255,231
Mortgage-backed securities	149,201	146,393
Total available-for-sale securities	404,660	401,624

Held-to-maturity debt securities
Within one year	62,888	63,591
After one year through five years	127,936	132,369
After five years through ten years	111,457	116,387
After ten years	171,453	177,050
Total held-to-maturity debt securities	473,734	489,397
Mortgage-backed securities	192,560	194,858
Total held-to-maturity securities	666,294	684,255
Total debt securities	$1,070,954	$1,085,879

At December 31, 2021 and June 30, 2021, respectively, securities with an aggregate fair value of $875.8 million and $892.1 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank. At December 31, 2021 and June 30, 2021, securities with an aggregate fair value of $3.9 million, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. Greene County Bancorp, Inc. did not participate in any securities lending programs during the three and six months ended December 31, 2021 or 2020, respectively.

Index
Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and six months ended December 31, 2021 or 2020.

(5)          Loans and Allowance for Loan Losses

Loan segments and classes at December 31, 2021 and June 30, 2021 are summarized as follows:

(In thousands)	December 31, 2021	June 30, 2021
Residential real estate:
Residential real estate	$334,385	$325,167
Residential construction and land	13,884	10,185
Multi-family	44,450	41,951
Commercial real estate:
Commercial real estate	534,244	472,887
Commercial construction	75,417	62,763
Consumer loan:
Home equity	18,803	18,285
Consumer installment	4,669	4,942
Commercial loans	119,344	172,228
Total gross loans	1,145,196	1,108,408
Allowance for loan losses	(21,684)	(19,668)
Unearned origination fees and costs, net	(547)	(2,793)
Loans receivable, net	$1,122,965	$1,085,947

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

Index
The CARES Act and the Consolidated Appropriations Act also provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).   An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA, extended the life of the PPP, creating a second round of PPP loans for eligible businesses. The Company participated in the CAA’s second round of PPP lending.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Company had 181 remaining PPP loans with a total balance of $15.0 million outstanding at December 31, 2021, compared to 835 PPP loans with a total balance of $67.4 million outstanding at June 30, 2021.  The Company received fees from the SBA for originating these loans.  These fees have been deferred and will be recognized in income on a level-yield basis as the loans are repaid or forgiven by the SBA.  As of the quarter ended December 31, 2021 and 2020, the Company recognized $1.0 million and $1.4 million in fee income, respectively.

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

Loan balances by internal credit quality indicator at December 31, 2021 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$331,056	$32	$3,297	$334,385
Residential construction and land	13,884	-	-	13,884
Multi-family	44,355	95	-	44,450
Commercial real estate	497,947	6,801	29,496	534,244
Commercial construction	74,817	-	600	75,417
Home equity	18,344	-	459	18,803
Consumer installment	4,669	-	-	4,669
Commercial loans	112,743	1,142	5,459	119,344
Total gross loans	$1,097,815	$8,070	$39,311	$1,145,196

Loan balances by internal credit quality indicator at June 30, 2021 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$321,826	$88	$3,253	$325,167
Residential construction and land	10,185	-	-	10,185
Multi-family	41,589	-	362	41,951
Commercial real estate	441,004	9,690	22,193	472,887
Commercial construction	55,819	5,944	1,000	62,763
Home equity	17,727	-	558	18,285
Consumer installment	4,942	-	-	4,942
Commercial loans	165,649	963	5,616	172,228
Total gross loans	$1,058,741	$16,685	$32,982	$1,108,408

Index
The Company had no loans classified doubtful or loss at December 31, 2021 or June 30, 2021. During the quarter ended December 31, 2021, the Company further downgraded commercial real estate and commercial loans from pass and special mention to substandard due to deterioration in borrower cash flows, delinquent payments and further financial deterioration or not improving financial performance.  Management continues to monitor these loan relationships closely. In total there were 3 commercial real estate loan relationships, 1 commercial loan relationship that have been downgraded to substandard. This was offset by paydowns of classified loans during the quarter.  At December 31, 2021, these loans were all performing. Management continues to monitor these loan relationships closely.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2021 and June 30, 2021. Loans on nonaccrual status totaled $3.9 million at December 31, 2021 of which $459,000 were in the process of foreclosure. At December 31, 2021, there were three residential loans totaling $357,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $836,000 of loans which were less than 90 days past due at December 31, 2021, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $2.3 million at June 30, 2021 of which $260,000 were in the process of foreclosure. At June 30, 2021, there were two residential loans in the process of foreclosure totaling $158,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2021, but have a recent history of delinquency greater than 90 days past due. The increase in nonaccrual loans during the six months ended December 31, 2021, was primarily due to $2.4 million of loans placed into nonaccrual status due to delinquency, offset by $715,000 in loan repayments, and $97,000 in charge-offs.

The following table sets forth information regarding delinquent and/or nonaccrual loans at December 31, 2021:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$2,984	$1,112	$2,202	$6,298	$328,087	$334,385	$2,916
Residential construction and land	-	3	-	3	13,881	13,884	-
Multi-family	-	-	-	-	44,450	44,450	-
Commercial real estate	2,838	450	206	3,494	530,750	534,244	257
Commercial construction	-	-	-	-	75,417	75,417	-
Home equity	119	-	180	299	18,504	18,803	191
Consumer installment	45	12	-	57	4,612	4,669	-
Commercial loans	172	217	451	840	118,504	119,344	511
Total gross loans	$6,158	$1,794	$3,039	$10,991	$1,134,205	$1,145,196	$3,875

The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2021:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$-	$630	$650	$1,280	$323,887	$325,167	$1,324
Residential construction and land	-	-	-	-	10,185	10,185	-
Multi-family	-	-	-	-	41,951	41,951	-
Commercial real estate	-	5,266	123	5,389	467,498	472,887	444
Commercial construction	-	-	-	-	62,763	62,763	-
Home equity	33	40	224	297	17,988	18,285	237
Consumer installment	26	13	-	39	4,903	4,942	-
Commercial loans	-	230	117	347	171,881	172,228	296
Total gross loans	$59	$6,179	$1,114	$7,352	$1,101,056	$1,108,408	$2,301

Index
The Bank of Greene County had no accruing loans delinquent 90 days or more at December 31, 2021 and June 30, 2021.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

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

The tables below detail additional information on impaired loans at the date or periods indicated:

	At December 31, 2021			For the three months ended December 31, 2021		For the six months ended December 31, 2021
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$904	$904	$-	$664	$10	$442	$10
Commercial real estate	73	73	-	539	5	492	8
Home equity	128	128	-	128	-	128	-
Commercial loans	328	328	-	180	2	139	2
Impaired loans with no allowance	1,433	1,433	-	1,511	17	1,201	20

With an allowance recorded:
Residential real estate	2,227	2,227	630	1,958	28	1,338	33
Commercial real estate	938	938	89	612	8	696	18
Commercial construction	102	102	1	102	-	102	-
Home equity	321	321	45	321	3	321	6
Commercial loans	3,262	3,262	337	3,484	47	3,356	87
Impaired loans with allowance	6,850	6,850	1,102	6,477	86	5,813	144

Total impaired:
Residential real estate	3,131	3,131	630	2,622	38	1,780	43
Commercial real estate	1,011	1,011	89	1,151	13	1,188	26
Commercial construction	102	102	1	102	-	102	-
Home equity	449	449	45	449	3	449	6
Commercial loans	3,590	3,590	337	3,664	49	3,495	89
Total impaired loans	$8,283	$8,283	$1,102	$7,988	$103	$7,014	$164

Index
	At June 30, 2021			For the three months ended December 31, 2020		For the six months ended December 31, 2020
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$370	$370	$-	$392	$3	$397	$8
Multi-family	-	-	-	-	-	61	-
Commercial real estate	281	281	-	321	1	328	2
Home equity	224	224	-	162	-	145	-
Commercial loans	95	95	-	111	8	194	8
Impaired loans with no allowance	970	970	-	986	12	1,125	18

With an allowance recorded:
Residential real estate	723	723	103	1,064	12	1,225	17
Commercial real estate	945	945	58	-	-	-	-
Commercial construction	102	102	1	102	-	102	-
Home equity	321	321	73	391	4	410	8
Commercial loans	3,234	3,234	156	16	1	8	1
Impaired loans with allowance	5,325	5,325	391	1,573	17	1,745	26

Total impaired:
Residential real estate	1,093	1,093	103	1,456	15	1,622	25
Multi-family	-	-	-	-	-	61	-
Commercial real estate	1,226	1,226	58	321	1	328	2
Commercial construction	102	102	1	102	-	102	-
Home equity	545	545	73	553	4	555	8
Commercial loans	3,329	3,329	156	127	9	202	9
Total impaired loans	$6,295	6,295	391	$2,559	29	2,870	44

The table below detail loans that have been modified as a troubled debt restructuring during the year ended June 30, 2021.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
For the year ended June 30,2021
Commercial loans	5	$3,001	$2,903	$2,896
Commercial real estate	3	1,325	1,287	1,284
Residential	1	70	70	69

There were no loans that had been modified as a troubled debt restructuring during the six months ended December 31, 2021. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2021 or 2020, which have subsequently defaulted during the three and six months ended December 31, 2021 or 2020, respectively.

Index
In order to assist borrowers through the COVID-19 pandemic, The Bank of Greene County has instituted a loan deferment program whereby deferral of payments were provided. Payment deferrals consisted of either principal deferrals or full payment deferrals. As allowed under the CARES Act, and as amended by Section 541 of the Consolidated Appropriations Act of 2021, the Company will not report these loans as delinquent and Trouble Debt Restructuring disclosures. The Company will continue to recognize interest income during the deferral period as long as they are deemed collectible. These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate. The following table details loans that have payments deferred as of December 31, 2021.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Commercial real estate	-	-	99	1	99	1
Residential	-	-	165	1	165	1
Total	$-	-	$264	2	$264	2

The following table details loans that have payments deferred at June 30, 2021.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Commercial real estate	6,119	3	1,346	3	7,465	6
Commercial loans	572	2	-	-	572	2
Total	$6,691	5	$1,346	3	$8,037	8

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

	Activity for the three months ended December 31, 2021
(In thousands)	Balance at September 30, 2021	Charge-offs	Recoveries	Provision	Balance at December 31, 2021
Residential real estate	$1,997	$-	$7	$(23)	$1,981
Residential construction and land	120	-	-	(5)	115
Multi-family	100	-	-	(24)	76
Commercial real estate	14,298	-	-	1,318	15,616
Commercial construction	1,198	-	-	52	1,250
Home equity	140	-	-	(51)	89
Consumer installment	290	107	20	77	280
Commercial loans	2,350	10	1	(64)	2,277
Total	$20,493	$117	$28	$1,280	$21,684

	Activity for the six months ended December 31, 2021
(In thousands)	Balance at June 30, 2021	Charge-offs	Recoveries	Provision	Balance at December 31, 2021
Residential real estate	$2,012	$-	$7	$(38)	$1,981
Residential construction and land	106	-	-	9	115
Multi-family	186	-	-	(110)	76
Commercial real estate	13,049	-	-	2,567	15,616
Commercial construction	1,535	-	-	(285)	1,250
Home equity	165	-	-	(76)	89
Consumer installment	267	211	57	167	280
Commercial loans	2,348	107	2	34	2,277
Total	$19,668	$318	$66	$2,268	$21,684

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At December 31, 2021 Impairment Analysis		Ending Balance At December 31, 2021 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$630	$1,351	$3,131	$331,254
Residential construction and land	-	115	-	13,884
Multi-family	-	76	-	44,450
Commercial real estate	89	15,527	1,011	533,233
Commercial construction	1	1,249	102	75,315
Home equity	45	44	449	18,354
Consumer installment	-	280	-	4,669
Commercial loans	337	1,940	3,590	115,754
Total	$1,102	$20,582	$8,283	$1,136,913

Index
	Activity for the three months ended December 31, 2020
(In thousands)	Balance at September 30, 2020	Charge-offs	Recoveries	Provision	Balance at December 31, 2020
Residential real estate	$1,463	$26	$4	$557	$1,998
Residential construction and land	118	-	-	(28)	90
Multi-family	180	-	-	96	276
Commercial real estate	9,384	-	-	823	10,207
Commercial construction	1,961	-	-	(114)	1,847
Home equity	272	-	-	(7)	265
Consumer installment	350	85	19	(28)	256
Commercial loans	3,868	500	-	(37)	3,331
Total	$17,596	$611	$23	$1,262	$18,270

	Activity for the six months ended December 31, 2020
(In thousands)	Balance at June 30, 2020	Charge-offs	Recoveries	Provision	Balance at December 31, 2020
Residential real estate	$2,091	$26	$7	$(74)	$1,998
Residential construction and land	141	-	-	(51)	90
Multi-family	176	-	-	100	276
Commercial real estate	8,634	-	-	1,573	10,207
Commercial construction	2,053	-	-	(206)	1,847
Home equity	295	-	-	(30)	265
Consumer installment	197	146	39	166	256
Commercial loans	2,804	500	-	1,027	3,331
Total	$16,391	$672	$46	$2,505	$18,270

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2021 Impairment Analysis		Ending Balance June 30, 2021 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$103	$1,909	$1,093	$324,074
Residential construction and land	-	106	-	10,185
Multi-family	-	186	-	41,951
Commercial real estate	58	12,991	1,226	471,661
Commercial construction	1	1,534	102	62,661
Home equity	73	92	545	17,740
Consumer installment	-	267	-	4,942
Commercial loans	156	2,192	3,329	168,899
Total	$391	$19,277	$6,295	$1,102,113

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at December 31, 2021 and June 30, 2021:

(in thousands)	December 31, 2021	June 30, 2021
Residential real estate	$-	$64
Total foreclosed real estate	$-	$64

Index
(6)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2021 and 2020 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,770	$-	$12,770	$-
U.S. Treasury securities	19,533	-	19,533	-
State and political subdivisions	219,843	-	219,843	-
Mortgage-backed securities-residential	33,407	-	33,407	-
Mortgage-backed securities-multi-family	112,986	-	112,986	-
Corporate debt securities	3,085	-	3,085	-
Securities available-for-sale	$401,624	$-	$401,624	$-
Equity securities	292	292	-	-
Total securities measured at fair value	$401,916	$292	$401,624	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,903	$-	$12,903	$-
U.S. Treasury securities	19,836	-	19,836	-
State and political subdivisions	200,656	-	200,656	-
Mortgage-backed securities-residential	34,981	-	34,981	-
Mortgage-backed securities-multi-family	119,407	-	119,407	-
Corporate debt securities	3,107	-	3,107	-
Securities available-for-sale	$390,890	$-	$390,890	$-
Equity securities	307	307	-	-
Total securities measured at fair value	$391,197	$307	$390,890	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Impaired loans	$7,027	$1,102	$5,925	$-	$-	$5,925

June 30, 2021
Impaired loans	$5,449	$391	$5,058	$-	$-	$5,058
Foreclosed real estate	64	-	64	-	-	64

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2021
Impaired Loans	$3,086	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	27.12%
			Liquidation expenses(3)	3.98%-5.58%	4.41%
	2,839	Discounted cash flow	Discount rate	4.19%-7.49%	6.66%
June 30, 2021
Impaired loans	$473	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	24.94%
			Liquidation expenses(3)	3.98%-5.58%	4.50%
	4,585	Discounted cash flow	Discount rate	4.19%-7.49%	5.99%
Foreclosed real estate	64	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.70%	8.70%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At December 31, 2021 and June 30, 2021, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	December 31, 2021		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$63,528	$63,528	$63,528	$-	$-
Long term certificate of deposit	4,362	4,449	-	4,449	-
Securities available-for-sale	401,624	401,624	-	401,624	-
Securities held-to-maturity	666,294	684,255	-	684,255	-
Equity securities	292	292	292	-	-
Federal Home Loan Bank stock	2,891	2,891	-	2,891	-
Net loans receivable	1,122,965	1,111,570	-	-	1,111,570
Accrued interest receivable	8,392	8,392	-	8,392	-
Deposits	2,073,357	2,073,635	-	2,073,635	-
Borrowings	40,000	40,052	-	40,052	-
Subordinated notes payable, net	49,217	49,914	-	49,914	-
Accrued interest payable	635	635	-	635	-

(In thousands)	June 30, 2021		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$149,775	$149,775	$149,775	$-	$-
Long term certificate of deposit	4,553	4,719	-	4,719	-
Securities available-for-sale	390,890	390,890	-	390,890	-
Securities held-to-maturity	496,914	519,042	-	519,042	-
Equity securities	307	307	307	-	-
Federal Home Loan Bank stock	1,091	1,091	-	1,091	-
Net loans receivable	1,085,947	1,081,669	-	-	1,081,669
Accrued interest receivable	7,781	7,781	-	7,781	-
Deposits	2,005,108	2,005,483	-	2,005,483	-
Borrowings	3,000	3,005	-	3,005	-
Subordinated notes payable, net	19,644	19,858	-	19,858	-
Accrued interest payable	346	346	-	346	-

(7)          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no dilutive or anti-dilutive securities or contracts outstanding during the three months and six ended December 31, 2021 and 2020.

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020

Net Income	$6,877,000	$6,195,000	$13,991,000	$11,070,000
Weighted Average Shares – Basic	8,513,414	8,513,414	8,513,414	8,513,414
Weighted Average Shares - Diluted	8,513,414	8,513,414	8,513,414	8,513,414

Earnings per share - Basic	$0.81	$0.73	$1.64	$1.30
Earnings per share - Diluted	$0.81	$0.73	$1.64	$1.30

Index
(8)          Dividends

On October 20, 2021, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.13 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.52 per share, which represents an 8.3% increase from the previous annual cash dividend rate of $0.48 per share. The dividend was payable to stockholders of record as of November 15, 2021, and was paid on November 30, 2021. Greene County Bancorp, MHC waived its right to receive this dividend.

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

(10)        Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and six months ended December 31, 2021 and 2020 were as follows:
	Three months ended December 31,		Six months ended December 31,
(In thousands)	2021	2020	2021	2020
Interest cost	$42	$41	$84	$82
Expected return on plan assets	(70)	(64)	(140)	(127)
Amortization of net loss	32	52	64	104
Net periodic pension cost	$4	$29	$8	$59

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

The net periodic pension costs related to the SERP for the three and six months ended December 31, 2021 were $329,000 and $643,000, respectively. The net periodic pension costs related to the SERP Plan for the three and six months ended December 31, 2020 were $270,000 and $526,000. The total liability for the SERP was $9.2 million at December 31, 2021 and $8.2 million at June 30, 2021, respectively, and is included in accrued expenses and other liabilities. The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and six months ended December 31, 2021 and 2020 were as follows:

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Number of options outstanding, beginning of period	1,982,720	2,288,800	1,507,600	1,765,100
Options Granted	-	-	475,120	523,700
Options Forfeited	-	-	-	-
Options Paid in Cash	(476,200)	(583,200)	(476,200)	(583,200)
Number of options outstanding, end of period	1,506,520	1,705,600	1,506,520	1,705,600

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2021	2020	2021	2020
Cash paid out on options vested	$3,054	$3,107	$3,054	$3,107
Compensation costs recognized	1,067	972	1,877	1,607

The total liability for the Plan was $3.8 million and $5.0 million at December 31, 2021 and June 30, 2021, respectively, and is included in accrued expenses and other liabilities.

(12)        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2021 and 2020 are presented as follows:

Activity for the three months ended December 31, 2021 and 2020
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - September 30, 2020	$1,560	$(2,178)	$(618)
Other comprehensive loss before reclassification	(8)	-	(8)
Other comprehensive loss for the three months ended December 31, 2020	(8)	-	(8)
Balance - December 31, 2020	$1,552	$(2,178)	$(626)

Balance - September 30, 2021	$(1,006)	$(1,509)	$(2,515)
Other comprehensive loss before reclassification	(1,218)	-	(1,218)
Other comprehensive loss for the three months ended December 31, 2021	(1,218)	-	(1,218)
Balance - December 31, 2021	$(2,224)	$(1,509)	$(3,733)

Index
Activity for the six months ended December 31, 2021 and 2020
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance at June 30, 2020	$1,750	$(2,178)	$(428)
Other comprehensive loss before reclassification	(198)	-	(198)
Other comprehensive loss for the six months ended December 31, 2020	(198)	-	(198)
Balance at December 31, 2020	$1,552	$(2,178)	$(626)

Balance at June 30, 2021	$348	$(1,509)	$(1,161)
Other comprehensive loss before reclassification	(2,572)	-	(2,572)
Other comprehensive loss for the six months ended December 31, 2021	(2,572)	-	(2,572)
Balance at December 31, 2021	$(2,224)	$(1,509)	$(3,733)

(13)        Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

The following includes quantitative data related to the Company’s operating leases as of December 31, 2021 and June 30, 2021, and for the three and six months ended December 31, 2021 and 2020:

(In thousands, except weighted-average information).
Operating lease amounts:	December 31, 2021	June 30, 2021
Right-of-use assets	$2,142	$1,887
Lease liabilities	$2,195	$1,921

	For the three months ended December 31,
	2021	2020
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$87	$86
Right-of-use assets obtained in exchange for new operating lease liabilities	$415	$625

Lease costs:
Operating lease cost	$81	$81
Variable lease cost	$10	$10

	For the six months ended December 31,
	2021	2020
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$174	$173
Right-of-use assets obtained in exchange for new operating lease liabilities	$415	$625

Lease costs:
Operating lease cost	$161	$161
Variable lease cost	$20	$20

Index
The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of December 31, 2021:

(in thousands)
Within the twelve months ended December 31,
2022	$357
2023	366
2024	377
2025	369
2026	340
Thereafter	543
Total undiscounted cash flow	2,352
Less net present value adjustment	(157)
Lease Liability	$2,195

Weighted-average remaining lease term (Years)	5.38
Weighted-average discount rate	2.12%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition.

(14)        Subsequent events

On January 19, 2022, the Board of Directors declared a cash dividend for the quarter ended December 31, 2021 of $0.13 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.52 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 15, 2022, and will be paid on February 28, 2022.  The MHC intends to waive its receipt of this dividend.

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

The COVID-19 pandemic is expected to continue to impact the economy and the Company’s financial results as well as demand for services and products during the remainder for the fiscal year ending June 30, 2022. The Company has implemented various plans, strategies, and protocols to protect its employees, customers and other stakeholders in response to the pandemic.  The Company imposed business travel restrictions, implemented quarantine and remote work from home protocols, and at times during the pandemic, the Company implemented drive-thru only or by appointment protocols for branches and other operational areas which may be reinstated if needed.  Enhanced cleaning, sanitation processes and social distancing measurers were also implemented.  The Company also enhanced communications with critical vendors to ensure operational functioning of mission-critical activities.  The long-term implications of the COVID-19 crisis, and related government monetary and fiscal stimulus measures on the Company’s future operations, revenues, earnings, allowance for loan losses, capital and liquidity are difficult to assess and remain uncertain at this time.

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

Allowance for loan losses to total loans receivable:  The allowance for loan losses to total loans receivable ratio is calculated by dividing the balance in the allowance for loan losses by the gross loans outstanding at the end of the period. This ratio is utilized to show the historical relationship between the allowance for loan losses and the balances of loans at the end each period presented in conjunction with other financial information related to asset quality such as nonperforming loans, charge-offs, and classified assets to indicate the overall adequacy of the allowance for loan losses. The Company has adjusted the calculation of the allowance for loan losses to total loans receivable to exclude loans that are 100% guaranteed by the Small Business Administration as these present no credit risk to the Company. With a significant balance in SBA loans at June 30, 2021 and December 31, 2021, this adjusted calculation is used to provide a better basis of comparison with other periods presented within the financial statements presented.

Index
Comparison of Financial Condition at December 31, 2021 and June 30, 2021

ASSETS

Total assets of the Company were $2.3 billion at December 31, 2021 and $2.2 billion at June 30, 2021, an increase of $144.8 million, or 6.6%. Securities available-for-sale and held-to-maturity increased $180.1 million, or 20.3%, to $1.1 billion at December 31, 2021 as compared to $887.8 million at June 30, 2021.  Net loans receivable increased $37.0 million, or 3.4%, to $1.1 billion at December 31, 2021 from $1.1 billion at June 30, 2021.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $86.2 million to $63.5 million at December 31, 2021 from $149.8 million at June 30, 2021. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $180.1 million, or 20.3%, to $1.1 billion at December 31, 2021 as compared to $887.8 million at June 30, 2021. This increase was the result of utilizing excess cash on hand due to an increase in deposits. Securities purchases totaled $359.3 million during the six months ended December 31, 2021 and consisted of $272.7 million of state and political subdivision securities, $80.7 million of mortgage-backed securities, and $5.9 million of corporate securities. Principal pay-downs and maturities during the six months amounted to $174.0 million, primarily consisting of $19.2 million of mortgage-backed securities, $153.4 million of state and political subdivision securities, and $1.4 million of collateralized mortgage obligations. At December 31, 2021, 62.4% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities, which represent 31.8% of our securities portfolio at December 31, 2021, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	December 31, 2021		June 30, 2021
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Government sponsored enterprises	$12,770	1.2%	$12,903	1.5%
U.S. Treasury securities	19,533	1.8	19,836	2.2
State and political subdivisions	219,843	20.6	200,656	22.6
Mortgage-backed securities-residential	33,407	3.1	34,981	3.9
Mortgage-backed securities-multifamily	112,986	10.6	119,407	13.4
Corporate debt securities	3,085	0.3	3,107	0.4
Total securities available-for-sale	401,624	37.6	390,890	44.0
Securities held-to-maturity:
U.S. treasury securities	10,943	1.0	10,938	1.2
State and political subdivisions	446,852	41.8	341,364	38.5
Mortgage-backed securities-residential	22,945	2.2	28,450	3.2
Mortgage-backed securities-multifamily	169,615	15.9	100,330	11.3
Corporate debt securities	15,884	1.5	9,892	1.1
Other securities	55	0.0	5,940	0.7
Total securities held-to-maturity	666,294	62.4	496,914	56.0
Total securities	$1,067,918	100.0%	$887,804	100.0%

Index
LOANS

Net loans receivable increased $37.0 million, or 3.4%, to $1.1 billion at December 31, 2021 from $1.1 billion at June 30, 2021.  The loan growth experienced during the six months consisted primarily of $61.4 million in commercial real estate loans, $12.7 million in commercial construction loans, $9.2 million in residential real estate loans, $3.7 million in residential construction, $2.5 million in multi-family loans, and a $2.2 million net decrease in deferred fees due to the forgiveness of SBA PPP loans. This growth was partially offset by a $52.9 million decrease in commercial loans, driven by the decrease in SBA PPP loans, and a $2.0 million increase in allowance for loan losses.  SBA PPP loans decreased $52.4 million to $15.0 million at December 31, 2021 from $67.4 million at June 30, 2021, due to the receipt of forgiveness proceeds.  The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

	December 31, 2021		June 30, 2021
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$334,385	29.2%	$325,167	29.3%
Residential construction and land	13,884	1.2	10,185	0.9
Multi-family	44,450	3.9	41,951	3.8
Commercial real estate	534,244	46.7	472,887	42.7
Commercial construction	75,417	6.6	62,763	5.7
Home equity	18,803	1.6	18,285	1.7
Consumer installment	4,669	0.4	4,942	0.4
Commercial loans	119,344	10.4	172,228	15.5
Total gross loans	1,145,196	100.0%	1,108,408	100.0%
Allowance for loan losses	(21,684)		(19,668)
Deferred fees and costs	(547)		(2,793)
Total net loans	$1,122,965		$1,085,947

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA, extended the life of the PPP, creating a second round of PPP loans for eligible businesses. The Company participated in the CAA’s second round of PPP lending.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Company had 181 remaining PPP loans with a total balance of $15.0 million outstanding at December 31, 2021, compared to 835 PPP loans with a total balance of $67.4 million outstanding at June 30, 2021.

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

Analysis of allowance for loan losses activity

	At or for the six months ended December 31,
(Dollars in thousands)	2021	2020
Balance at the beginning of the period	$19,668	$16,391
Charge-offs:
Residential real estate	-	26
Consumer installment	211	146
Commercial loans	107	500
Total loans charged off	318	672

Recoveries:
Residential real estate	7	7
Consumer installment	57	39
Commercial loans	2	-
Total recoveries	66	46

Net charge-offs	252	626

Provisions charged to operations	2,268	2,505
Balance at the end of the period	$21,684	$18,270

Net charge-offs to average loans outstanding (annualized)	0.05%	0.12%
Net charge-offs to nonperforming assets (annualized)	13.01%	39.87%
Allowance for loan losses to nonperforming loans	559.59%	663.16%
Allowance for loan losses to total loans receivable	1.89%	1.74%
Allowance for loan losses to total loans receivable (excluding PPP loans)	1.92%	1.85%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	December 31, 2021	June 30, 2021
Nonaccruing loans:
Residential real estate	$2,916	$1,324
Commercial real estate	257	444
Home equity	191	237
Commercial	511	296
Total nonaccruing loans	$3,875	$2,301
Foreclosed real estate:
Residential real estate	-	64
Total foreclosed real estate	-	64
Total nonperforming assets	$3,875	$2,365

Troubled debt restructuring:
Nonperforming (included above)	$328	$354
Performing (accruing and excluded above)	4,825	5,050

Total nonperforming assets as a percentage of total assets	0.17%	0.11%
Total nonperforming loans to net loans	0.35%	0.21%

At December 31, 2021 and June 30, 2021, there were no loans greater than 90 days and accruing.

Nonperforming assets amounted to $3.9 million and $2.4 million at December 31, 2021 and June 30, 2021, respectively. Nonaccrual loans consisted primarily of loans secured by real estate at December 31, 2021 and June 30, 2021. Loans on nonaccrual status totaled $3.9 million at December 31, 2021 of which $459,000 were in the process of foreclosure.  At December 31, 2021, there were three residential loans totaling $357,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $836,000 of loans which were less than 90 days past due at December 31, 2021, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $2.3 million at June 30, 2021 of which $260,000 were in the process of foreclosure. At June 30, 2021, there were two residential loans in the process of foreclosure totaling $158,000 and one commercial real estate loan totaling $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2021, but have a recent history of delinquency greater than 90 days past due.

In order to assist borrowers through the COVID-19 pandemic, The Bank of Greene County has instituted a loan deferment program whereby deferral of payments were provided.  Payment deferrals consisted of either principal deferrals or full payment deferrals.  As allowed under the CARES Act, and as amended by Section 541 of the Consolidated Appropriations Act of 2021, the Company will not report these loans as delinquent and Trouble Debt Restructuring disclosures. The Company will continue to recognize interest income during the deferral period as long as they are deemed collectible.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate. For further detail regarding loans that have payments deferred as of December 31, 2021 and June 30, 2021 please refer to Part I, Financial Statements (unaudited), Note 5 Loans and Allowance for Loan Losses of this Report.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.” A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans at December 31, 2021 and June 30, 2020:

(In thousands)	December 31, 2021	June 30, 2021
Balance of impaired loans, with a valuation allowance	$6,850	$5,325
Allowances relating to impaired loans included in allowance for loan losses	1,102	391
Balance of impaired loans, without a valuation allowance	1,433	970
Total impaired loans	8,283	6,295

	For the three months ended December 31,		For the six months ended December 31,
(In thousands)	2021	2020	2021	2020
Average balance of impaired loans for the periods ended	$7,988	$2,559	$7,014	$2,870
Interest income recorded on impaired loans during the periods ended	103	29	164	44

Residential real estate impaired loans amounted to $3.1 million as of December 31, 2021, as compared to $1.1 million as of June 30, 2021, an increase of $2.0 million.  The increase in residential real estate impaired loans was the result of eight relationships continuing to deteriorate and moving into non-accrual status, and therefore classified as impaired. The average recorded investment of these new impaired loans was $214,000 as of December 31, 2021.

DEPOSITS

Deposits totaled $2.1 billion at December 31, 2021 and $2.0 billion at June 30, 2021, an increase of $68.2 million, or 3.4%. Noninterest-bearing deposits increased $5.7 million, or 3.3%, NOW deposits increased $48.8 million, or 3.6%, and savings deposits increased $20.4 million, or 6.8%, when comparing December 31, 2021 and June 30, 2021.  These increases were offset by decreases in money market deposits of $6.8 million, or 4.7%, when comparing December 31, 2021 and June 30, 2021.  Deposits increased during the six months ended December 31, 2021 as a result of an increase in municipal deposits at Greene County Commercial Bank, primarily from tax collection, and new account relationships.

Major classifications of deposits at December 31, 2021 and 2020 are summarized as follows:

(In thousands)	December 31, 2021	Percentage of Portfolio	June 30, 2021	Percentage of Portfolio
Noninterest-bearing deposits	$179,777	8.7%	$174,114	8.7%
Certificates of deposit	34,962	1.7	34,791	1.7
Savings deposits	321,477	15.5	301,050	15.0
Money market deposits	139,010	6.7	145,832	7.3
NOW deposits	1,398,131	67.4	1,349,321	67.3
Total deposits	$2,073,357	100.0%	$2,005,108	100.0%

BORROWINGS

At December 31, 2021, The Bank of Greene County had pledged approximately $422.6 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $309.6 million at December 31, 2021, of which there were no borrowings and no irrevocable stand-by letters of credit outstanding at December 31, 2021. There were $40.0 million of overnight borrowings outstanding at December 31, 2021, compared to no short-term or overnight borrowings at June 30, 2021.  The increase in short-term borrowings is the result of the continued growth in earning assets and the decrease in deposits due to seasonal fluctuations.

The Bank of Greene County also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2021, approximately $3.9 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2021.

The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $10.0 million and three other financial institutions for $64.5 million. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. At December 31, 2021, The Bank of Greene County had no balances outstanding on any of these lines of credit.  Greene County Bancorp, Inc., had no borrowings outstanding with Atlantic Central Bankers Bank at December 31, 2021 and had an outstanding balance of $3.0 million at June 30, 2021 to fund Bank capital.

Index
On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At December 31, 2021, there were $19.7 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At December 31, 2021, there were $29.5 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

At December 31, 2021, there were no long-term borrowings and therefore no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $160.0 million at December 31, 2021 from $149.6 million at June 30, 2021, resulting primarily from net income of $14.0 million, partially offset by dividends declared and paid of $1.0 million and an increase in other accumulated comprehensive loss of $2.6 million.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three and six months ending December 31, 2021, the Company did not repurchase any shares.

Selected Equity Data:
	December 31, 2021	June 30, 2021
Shareholders’ equity to total assets, at end of period	6.82%	6.80%
Book value per share	$18.79	$17.57
Closing market price of common stock	$36.75	$28.12

	For the six months ended December 31,
	2021	2020
Average shareholders’ equity to average assets	6.80%	7.45%
Dividend payout ratio[1]	15.85%	18.46%
Actual dividends paid to net income[2]	7.29%	8.50%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months December 31, 2020; June 30, 2021; September 30, 2021; and December 31, 2021. Dividends declared during the three months ended December 31, 2019 and March 31, 2021 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2021 and 2020

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and six months ended December 31, 2021 and 2020. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages. Average loan balances include nonperforming loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Index
	Three months ended December 31,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,126,568	$11,990	4.26%	$1,045,144	$11,766	4.50%
Securities[2]	1,043,255	3,770	1.45	720,994	3,145	1.74
Interest-bearing bank balances and federal funds	97,611	39	0.16	71,051	21	0.12
FHLB stock	1,114	12	4.31	1,187	17	5.73
Total interest-earning assets	2,268,548	15,811	2.79%	1,838,376	14,949	3.25%
Cash and due from banks	12,495			11,820
Allowance for loan losses	(20,952)			(17,579)
Other noninterest-earning assets	80,126			27,797
Total assets	$2,340,217			$1,860,414

Interest-Bearing Liabilities:
Savings and money market deposits	$446,953	$200	0.18%	$378,566	$226	0.24%
NOW deposits	1,440,348	575	0.16	1,113,352	729	0.26
Certificates of deposit	34,811	74	0.85	35,132	98	1.12
Borrowings	49,699	509	4.10	26,350	287	4.36
Total interest-bearing liabilities	1,971,811	1,358	0.28%	1,553,400	1,340	0.34%
Noninterest-bearing deposits	189,830			151,075
Other noninterest-bearing liabilities	21,393			20,355
Shareholders' equity	157,183			135,584
Total liabilities and equity	$2,340,217			$1,860,414

Net interest income		$14,453			$13,609
Net interest rate spread			2.51%			2.91%
Net earnings assets	$296,737			$287,976
Net interest margin			2.55%			2.96%
Average interest-earning assets to average interest-bearing liabilities	115.05%			118.35%

1 Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the three months ended December 31,
(Dollars in thousands)	2021	2020
Net interest income (GAAP)	$14,453	$13,609
Tax-equivalent adjustment(1)	816	705
Net interest income (fully taxable-equivalent)	$15,269	$14,314

Average interest-earning assets	$2,268,548	$1,838,376
Net interest margin (fully taxable-equivalent)	2.69%	3.11%

1 Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes taxes for the periods ended December 31, 2021 and 2020, 4.44% and 3.98% for New York State income taxes for the periods ended December 31, 2021 and 2020, respectively.

Index
	Six months ended December 31,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,115,578	$24,057	4.31%	$1,037,476	$21,958	4.23%
Securities[2]	995,170	7,261	1.46	681,761	6,267	1.84
Interest-bearing bank balances and federal funds	100,411	81	0.16	46,445	28	0.12
FHLB stock	1,103	25	4.53	1,247	34	5.45
Total interest-earning assets	2,212,262	31,424	2.84%	1,766,929	28,287	3.20%
Cash and due from banks	12,327			11,675
Allowance for loan losses	(20,338)			(17,064)
Other noninterest-earning assets	77,511			26,931
Total assets	$2,281,762			$1,788,471

Interest-Bearing Liabilities:
Savings and money market deposits	$447,248	$406	0.18%	$378,467	$525	0.28%
NOW deposits	1,397,923	1,140	0.16	1,049,088	1,710	0.33
Certificates of deposit	34,775	151	0.87	35,216	207	1.18
Borrowings	38,612	875	4.53	23,122	420	3.63
Total interest-bearing liabilities	1,918,558	2,572	0.27%	1,485,893	2,862	0.39%
Noninterest-bearing deposits	185,911			148,049
Other noninterest-bearing liabilities	22,174			21,204
Shareholders' equity	155,119			133,325
Total liabilities and equity	$2,281,762			$1,788,471

Net interest income		$28,852			$25,425
Net interest rate spread			2.57%			2.81%
Net earnings assets	$293,704			$281,036
Net interest margin			2.61%			2.88%
Average interest-earning assets to average interest-bearing liabilities	115.31%			118.91%

1 Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the six months ended December 31,
(Dollars in thousands)	2021	2020
Net interest income (GAAP)	$28,852	$25,425
Tax-equivalent adjustment(1)	1,582	1,407
Net interest income (fully taxable-equivalent)	$30,434	$26,832

Average interest-earning assets	$2,212,262	$1,766,929
Net interest margin (fully taxable-equivalent)	2.75%	3.04%

1 Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes taxes for the periods ended December 31, 2021 and 2020, 4.44% and 3.98% for New York State income taxes for the periods ended December 31, 2021 and 2020, respectively.

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

	Three Months Ended December 31, 2021 versus 2020			Six Months Ended December 31, 2021 versus 2020
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$877	$(653)	$224	$1,678	$421	$2,099
Securities[2]	1,217	(592)	625	2,473	(1,479)	994
Interest-bearing bank balances and federal funds	10	8	18	41	12	53
FHLB stock	(1)	(4)	(5)	(4)	(5)	(9)
Total interest-earning assets	2,103	(1,241)	862	4,188	(1,051)	3,137

Interest-Bearing Liabilities:
Savings and money market deposits	37	(63)	(26)	88	(207)	(119)
NOW deposits	174	(328)	(154)	476	(1,046)	(570)
Certificates of deposit	(1)	(23)	(24)	(3)	(53)	(56)
Borrowings	240	(18)	222	332	123	455
Total interest-bearing liabilities	450	(432)	18	893	(1,183)	(290)
Net change in net interest income	$1,653	$(809)	$844	$3,295	$132	$3,427

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets decreased to 1.18% for the three months ended December 31, 2021 as compared to 1.33% for the three months ended December 31, 2020, and was 1.23% and 1.24% for the six months ended December 31, 2021 and 2020, respectively.  Annualized return on average equity decreased to 17.50% for the three months and increased to 18.04% for the six months ended December 31, 2021, as compared to 18.28% for the three months and 16.61% for the six months ended December 31, 2020. The decrease in return on average assets for the three and six months ended December 31, 2021 and the decrease of return on average equity for the three months ended December 31, 2021, was primarily the result of balance sheet growth outpacing growth in net income. The increase in return on average shareholders’ equity for the six months ended December 31, 2021 was primarily due to the receipt of $2.5 million in PPP fee income due to forgiveness of funds received on SBA PPP loans. Net income amounted to $6.9 million and $6.2 million for the three months ended December 31, 2021 and 2020, respectively, an increase of $682,000, or 11.0%, and amounted to $14.0 million and $11.1 million for the six months ended December 31, 2021 and 2020, respectively, an increase of $2.9 million, or 26.4%.  Average assets increased $480.0 million, or 25.8%, to $2.3 billion for the three months ended December 31, 2021 as compared to $1.9 billion for the three months ended December 31, 2020. Average equity increased $21.6 million, or 15.9%, to $157.2 million for the three months ended December 31, 2021 as compared to $135.6 million for the three months ended December 31, 2020. Average assets increased $493.3 million, or 27.6%, to $2.3 billion for the six months ended December 31, 2021 as compared to $1.8 billion for the six months ended December 31, 2020. Average equity increased $21.8 million, or 16.3%, to $155.1 million for the six months ended December 31, 2021 as compared to $133.3 million for the six months ended December 31, 2020.

Index
INTEREST INCOME

Interest income amounted to $15.8 million for the three months ended December 31, 2021 as compared to $14.9 million for the three months ended December 31, 2020, an increase of $862,000, or 5.8%.  Interest income amounted to $31.4 million for the six months ended December 31, 2021 as compared to $28.3 million for the six months ended December 31, 2020, an increase of $3.1 million, or 11.1%. The increase in average balances on loans and securities as well as the recognition of PPP fee income due to the forgiveness of SBA PPP loans had the greatest impact on interest income, offset by the decrease in rates on securities.  Average loan balances increased $81.4 million and the yield on loans decreased 24 basis points when comparing the three months ended December 31, 2021 and 2020, respectively.  Average loan balances increased $78.1 million and the yield on loans increased eight basis points when comparing the six months ended December 31, 2021 and 2020, respectively.  Included in interest-earning assets at December 31, 2021 and 2020 were $15.0 million and $62.1 million of SBA Paycheck Protection Program (PPP) loans, respectively, at a rate of 1.00%.  The Bank received $1.0 million and $2.5 million for the three and six months ended December 31, 2021, respectively in SBA PPP fee income, which was realized through a deferred origination fee and recognized within interest income.  Average securities increased $322.3 million and $313.4 million, and the yield on such securities decreased 29 basis points and 38 basis points when comparing the three and six months ended December 31, 2021 and 2020, respectively.

INTEREST EXPENSE

Interest expense amounted to $1.4 million for the three months ended December 31, 2021 as compared to $1.3 million for the three months ended December 31, 2020, an increase of $18,000, or 1.3%. Interest expense amounted to $2.6 million for the six months ended December 31, 2021 as compared to $2.9 million for the six months ended December 31, 2020, a decrease of $290,000 or 10.1%.  As illustrated in the rate/volume table, interest bearing liabilities increased slightly when comparing the three months ended December 31, 2021 and 2020 due to the increase in borrowings, offset by decrease in the rate paid on interest-bearing liabilities.  Interest expense increased of $450,000 and $893,000 when comparing the three and six months ended December 31, 2021 and 2020, respectively, due to the increased average balances of interest bearing liabilities.

The average cost of interest-bearing liabilities decreased 6 and 12 basis points when comparing the three and six months ended December 31, 2021 and 2020, respectively.  The cost of NOW deposits decreased 10 and 17 basis points, the cost of savings and money market deposits decreased 6 and 10 basis points, and the cost of certificates of deposit decreased 27 and 31 basis points when comparing the three and six months ending December 31, 2021, and 2020, respectively.  The decrease in cost of interest-bearing liabilities was offset by growth in the average balance of interest-bearing liabilities of $418.4 million and $432.7 million when comparing the three and six months ended December 31, 2021 and 2020, respectively. The increase resulted most notably due to an increase in average NOW deposits of $327.0 million and $348.8 million, an increase in average savings and money market deposits of $68.4 million and $68.8 million, and an increase in average borrowings of $23.3 million and $15.5 million when comparing the three and six months ended December 31, 2021 and 2020, respectively. The cost on borrowings decreased 26 and increased 90 basis points when comparing the three and six months ended December 31, 2021 and 2020. The change in cost of borrowings was due to the Company entering into Subordinated Note Purchase Agreements in September 2021 and September 2020.  Yields on interest-earning assets and costs of interest-bearing deposits continue to decline as a result of the current low interest rate environment, and as the Federal Reserve Board continues the low interest rate environment, to support economic recovery.

NET INTEREST INCOME

Net interest income increased $844,000 to $14.5 million for the three months ended December 31, 2021 from $13.6 million for the three months ended December 31, 2020. Net interest income increased $3.4 million to $28.9 million for the six months ended December 31, 2021 from $25.4 million for the six months ended December 31, 2020. The increase in net interest income was primarily the result of the growth in the average balance of interest-earning assets, which increased $430.2 million and $445.3 million when comparing the three and six months ended December 31, 2021 and 2020, offset by a decrease in the average interest rate on interest-earning assets, which decreased 46 and 36 basis points when comparing the three and six months ended December 31, 2021 and 2020.

Net interest rate spread and margin both decreased when comparing the three and six months ended December 31, 2021 and 2020. Net interest rate spread decreased 40 basis points to 2.51% for the three months ended December 31, 2021 compared to 2.91% for the three months ended December 31, 2020. Net interest rate spread decreased 24 basis points to 2.57% for the six months ended December 31, 2021 compared to 2.81% for the six months ended December 31, 2020. Net interest margin decreased 41 basis points and 27 basis points to 2.55% and 2.61%, respectively, for the three and six months ended December 31, 2021 compared to 2.96% and 2.88%, respectively, for the three and six months ended December 31, 2020. Decreases in net interest rate spread and net interest margin resulted primarily from lower-yielding securities and loans offset by lower rates on deposits as well as growth in loan and securities balances.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.69% and 3.11% for the three months ended December 31, 2021 and 2020, respectively, and was 2.75% and 3.04% for the six months ended December 31, 2021 and 2020, respectively.

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

The Federal Reserve Bank has taken a number of measures in an attempt to mitigate the impact of the Coronavirus on the economy. The Federal Reserve Bank has maintained interest rates near 0.00%-0.25% which has had an impact to the Company for the three and six months ended December 31, 2021.  It is anticipated that the Federal Reserve Bank will raise interest rates in 2022, which is expected to have a positive impact to the Company’s interest spread and margin. The speed of the impact may be prolonged, due to the current low interest rate environment.  The Company continually monitors its interest rate risk and the impact to net interest income and capital from the interest rate decrease is well within established limits.

PROVISION FOR LOAN LOSSES

Provision for loan losses amounted to $1.3 million for both the three months ended December 31, 2021 and 2020, and amounted to $2.3 million and $2.5 million for the six months ended December 31, 2021 and 2020, respectively. The provision for loan losses for the three and six months ended December 31, 2021 and 2020 was in accordance with the Bank’s allowance for loan loss methodology which included qualitative factors including the impact of the COVID-19 pandemic as well as growth in gross loans and an increase in loans adversely classified. The Company instituted a loan deferral program in response to the COVID-19 pandemic whereby deferral of principal and/or interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act and extended under the Consolidated Appropriations Act which was signed into law on December 27, 2020.   At December 31, 2021, the Company had $264,000, consisting of two loans, on payment deferral as a result of the pandemic, which is a decrease from $8.0 million, consisting of eight loans, at June 30, 2021.  Loans classified as substandard or special mention totaled $47.4 million at December 31, 2021, compared to $49.7 million at June 30, 2021, a decrease of $2.3 million, and compared to $38.2 million at December 31, 2020, an increase of $9.2 million.  Loans classified as substandard or special mention decreased slightly as compared to June 30, 2021 but remained elevated as compared to December 31, 2020, due to insufficient cash flows and revenues related to the COVID-19 pandemic.   Reserves on loans classified as substandard or special mention totaled $9.4 million at December 31, 2021 compared to $7.8 million at June 30, 2021, an increase of $1.6 million. No loans were classified as doubtful or loss at December 31, 2021 or June 30, 2021. Allowance for loan losses to total loans receivable was 1.89% at December 31, 2021 compared to 1.77% at June 30, 2021.  Total loans receivable included $15.0 million and $67.4 million of SBA Paycheck Protection Program (PPP) loans at December 31, 2021 and June 30, 2021, respectively.  Excluding these SBA guaranteed loans, the allowance for loan losses to total loans receivable would have been 1.92% and 1.89% at December 31, 2021 and June 30, 2021, respectively.

Net charge-offs amounted to $89,000 and $588,000 for the three months ended December 31, 2021 and 2020, respectively, a decrease of $499,000. Net charge-offs totaled $252,000 and $626,000 for the six months ended December 31, 2021 and 2020, respectively. The primary net charge off activity was a commercial loan charge off that occurred during the quarter ended December 31, 2020.

Nonperforming loans amounted to $3.9 million and $2.3 million at December 31, 2021 and June 30, 2021, respectively. The increase in nonperforming loans during the period was primarily due to $2.4 million of loans placed into nonperforming status due to delinquency, offset by $715,000 in loan repayments, and $97,000 in charge-offs. At December 31, 2021 nonperforming assets were 0.17% of total assets compared to 0.11% at June 30, 2021. Nonperforming loans were 0.35% and 0.21% of net loans at December 31, 2021 and June 30, 2021, respectively.

Index
NONINTEREST INCOME

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest income:	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Service charges on deposit accounts	$1,158	$934	$224	23.98%	$2,227	$1,740	$487	27.99%
Debit card fees	1,107	917	190	20.72	2,190	1,810	380	20.99
Investment services	278	216	62	28.70	491	377	114	30.24
E-commerce fees	27	28	(1)	(3.57)	60	57	3	5.26
Bank owned life insurance	315	-	315	100.00	616	-	616	100.00
Other operating income	353	299	54	18.06	583	488	95	19.47
Total noninterest income	$3,238	$2,394	$844	35.25%	$6,167	$4,472	$1,695	37.90%

Noninterest income increased $844,000, or 35.3%, to $3.2 million for the three months ended December 31, 2021 compared to $2.4 million for the three months ended December 31, 2020. Noninterest income increased $1.7 million, or 37.9%, to $6.2 million for the six months ended December 31, 2021 compared to $4.5 million for the six months ended December 31, 2020. The increase was primarily due to an increase in debit card fees resulting from continued growth in the number of checking accounts with debit cards, the income from bank owned life insurance, and increases in the volume of service charges on deposit accounts.

NONINTEREST EXPENSE

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest expense:	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Salaries and employee benefits	$5,034	$4,771	$263	5.51%	$9,771	$9,178	$593	6.46%
Occupancy expense	573	464	109	23.49	1,078	979	99	10.11
Equipment and furniture expense	231	164	67	40.85	387	315	72	22.86
Service and data processing fees	650	671	(21)	(3.13)	1,288	1,284	4	0.31
Computer software, supplies and support	394	327	67	20.49	772	633	139	21.96
Advertising and promotion	98	109	(11)	(10.09)	199	220	(21)	(9.55)
FDIC insurance premiums	201	174	27	15.52	421	348	73	20.98
Legal and professional fees	421	319	102	31.97	817	595	222	37.31
Other	735	541	194	35.86	1,565	1,121	444	39.61
Total noninterest expense	$8,337	$7,540	$797	10.57%	$16,298	$14,673	$1,625	11.07%

Noninterest expense increased $797,000, or 10.6%, to $8.3 million for the three months ended December 31, 2021 compared to $7.5 million for the three months ended December 31, 2020. Noninterest expense increased $1.6 million, or 11.1%, to $16.3 million for the six months ended December 31, 2021, compared to $14.7 million for the six months ended December 31, 2020. The increase in noninterest expense during the three and six months ended December 31, 2021 was primarily due to an increase in salaries and employee benefits expense resulting from creating 13 new positions during the previous fiscal year.  The new positions were required to support growth in the bank’s lending department, customer service center and finance department.  There was also an increase in professional fees during the current year.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 14.8% and 15.0% for the three and six months ended December 31, 2021 and 14.0% and 13.0% for the three and six months ended December 31, 2020, respectively. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate. The increase in the current quarter was attributable to the increase in the New York State tax rate and the increase in income before taxes for December 31, 2021 compared to December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates.  Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank and Atlantic Central Bankers Bank as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. The impact of the COVID-19 pandemic has added to the uncertainty regarding the Company’s liquidity needs, with reductions in interest and principal payments from loans and changes in deposit activity, estimating cash flow has become more challenging.  At December 31, 2021, the Company had $63.5 million in cash and cash equivalents, representing 2.7% of total assets, and had $355.5 million available in unused lines of credit.

Index
At December 31, 2021, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	2.98%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	13.42%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	30.24%

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at December 31, 2021:

(In thousands)
Unfunded loan commitments	$128,488
Unused lines of credit	91,894
Standby letters of credit	229
Total commitments	$220,611

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at December 31, 2021 or June 30, 2021.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $2.8 million and $2.1 million at December 31, 2021 and June 30, 2021, respectively. The current amount of credit exposure is spread out over three counterparties, and terms range between four to fifteen years.

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

Index
The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at December 31, 2021 and June 30, 2021.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of December 31, 2021:

Total risk-based capital	$206,980	16.9%	$98,234	8.0%	$122,792	10.0%	8.86%	2.50%
Tier 1 risk-based capital	191,553	15.6	73,675	6.0	98,234	8.0	9.60	2.50
Common equity tier 1 capital	191,553	15.6	55,256	4.5	79,815	6.5	11.10	2.50
Tier 1 leverage ratio	191,553	8.2	93,507	4.0	116,884	5.0	4.19	2.50

As of June 30, 2021:

Total risk-based capital	$184,063	16.9%	$87,384	8.0%	$109,230	10.0%	8.85%	2.50%
Tier 1 risk-based capital	170,335	15.6	65,538	6.0	87,384	8.0	9.59	2.50
Common equity tier 1 capital	170,335	15.6	49,154	4.5	71,000	6.5	11.09	2.50
Tier 1 leverage ratio(1)	170,335	8.0	85,382	4.0	106,728	5.0	3.98	2.50

Greene County Commercial Bank
As of December 31, 2021:

Total risk-based capital	$84,209	41.0%	$16,436	8.0%	$20,545	10.0%	32.99%	2.50%
Tier 1 risk-based capital	84,209	41.0	12,327	6.0	16,436	8.0	34.99	2.50
Common equity tier 1 capital	84,209	41.0	9,245	4.5	13,354	6.5	36.49	2.50
Tier 1 leverage ratio	84,209	8.2	41,006	4.0	51,257	5.0	4.21	2.50

As of June 30, 2021:

Total risk-based capital	$68,116	40.2%	$13,566	8.0%	$16,958	10.0%	32.17%	2.50%
Tier 1 risk-based capital	68,116	40.2	10,175	6.0	13,566	8.0	34.17	2.50
Common equity tier 1 capital	68,116	40.2	7,631	4.5	11,023	6.5	35.67	2.50
Tier 1 leverage ratio	68,116	7.9	34,412	4.0	43,015	5.0	3.92	2.50

(1) Average assets have been adjusted for PPPLF borrowings in calculation of Tier 1 Leverage Ratio.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended December 31, 2021.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).

104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: February 11, 2022

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date: February 11, 2022

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer