Form 10-Q
period 2022-03-31
GREENE COUNTY BANCORP INC
filed 2022-05-12
CIK 1070524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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

As of May 11, 2022, the registrant had 8,513,414 shares of common stock outstanding at $0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At March 31, 2022 and June 30, 2021
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2022	June 30, 2021
Cash and due from banks	$150,615	$149,765
Federal funds sold	-	10
Total cash and cash equivalents	150,615	149,775

Long term certificates of deposit	4,112	4,553
Securities available-for-sale, at fair value	411,442	390,890
Securities held-to-maturity, at amortized cost (fair value $729,953 at March 31, 2022; $519,042 at June 30, 2021)	729,739	496,914
Equity securities, at fair value	296	307
Federal Home Loan Bank stock, at cost	1,091	1,091

Loans	1,155,399	1,108,408
Allowance for loan losses	(21,739)	(19,668)
Unearned origination fees and costs, net	(140)	(2,793)
Net loans receivable	1,133,520	1,085,947

Premises and equipment, net	14,273	14,137
Bank owned life insurance	53,364	40,425
Accrued interest receivable	9,495	7,781
Foreclosed real estate	68	64
Prepaid expenses and other assets	13,674	8,451
Total assets	$2,521,689	$2,200,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits	$188,043	$174,114
Interest-bearing deposits	2,103,827	1,830,994
Total deposits	2,291,870	2,005,108

Borrowings from other banks, short-term	-	3,000
Subordinated notes payable, net	49,263	19,644
Accrued expenses and other liabilities	23,624	22,999
Total liabilities	2,364,757	2,050,751

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340; Outstanding – 8,513,414 shares at March 31, 2022, and June 30, 2021	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	159,427	139,775
Accumulated other comprehensive loss	(13,465)	(1,161)
Treasury stock, at cost 97,926 shares at March 31, 2022, and June 30, 2021	(908)	(908)
Total shareholders’ equity	156,932	149,584
Total liabilities and shareholders’ equity	$2,521,689	$2,200,335

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2022 and 2021
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
Interest income:
Loans	$11,236	$11,567	$35,293	$33,525
Investment securities - taxable	386	200	1,059	526
Mortgage-backed securities	1,278	981	3,547	3,021
Investment securities - tax exempt	2,372	2,010	6,716	5,945
Interest-bearing deposits and federal funds sold	33	30	114	58
Total interest income	15,305	14,788	46,729	43,075

Interest expense:
Interest on deposits	748	951	2,445	3,393
Interest on borrowings	470	267	1,345	687
Total interest expense	1,218	1,218	3,790	4,080

Net interest income	14,087	13,570	42,939	38,995
Provision for loan losses	163	1,434	2,431	3,939
Net interest income after provision for loan losses	13,924	12,136	40,508	35,056

Noninterest income:
Service charges on deposit accounts	1,052	815	3,279	2,555
Debit card fees	1,024	951	3,214	2,761
Investment services	216	174	707	551
E-commerce fees	23	25	83	82
Bank owned life insurance	323	173	939	173
Other operating income	267	223	850	711
Total noninterest income	2,905	2,361	9,072	6,833

Noninterest expense:
Salaries and employee benefits	5,332	4,788	15,103	13,966
Occupancy expense	549	605	1,627	1,584
Equipment and furniture expense	186	168	573	483
Service and data processing fees	649	674	1,937	1,958
Computer software, supplies and support	356	368	1,128	1,001
Advertising and promotion	146	108	345	328
FDIC insurance premiums	225	204	646	552
Legal and professional fees	258	386	1,075	981
Other	613	1,066	2,178	2,187
Total noninterest expense	8,314	8,367	24,612	23,040

Income before provision for income taxes	8,515	6,130	24,968	18,849
Provision for income taxes	1,327	872	3,789	2,521
Net income	$7,188	$5,258	$21,179	$16,328

Basic and diluted earnings per share	$0.84	$0.62	$2.49	$1.92
Basic and diluted average shares outstanding	8,513,414	8,513,414	8,513,414	8,513,414
Dividends per share	$0.13	$0.12	$0.39	$0.36

See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended March 31, 2022 and 2021
(Unaudited)
(In thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
Net Income	$7,188	$5,258	$21,179	$16,328
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, gross	(13,281)	(5,261)	(16,791)	(5,528)
Tax effect	(3,549)	(1,375)	(4,487)	(1,444)
Total other comprehensive loss, net of taxes	(9,732)	(3,886)	(12,304)	(4,084)

Comprehensive (loss) income	$(2,544)	$1,372	$8,875	$12,244

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$861	$11,017	$128,392	$(626)	$(908)	$138,736
Dividends declared			(1,021)			(1,021)
Net income			5,258			5,258
Other comprehensive loss, net of taxes				(3,886)		(3,886)
Balance at March 31, 2021	$861	$11,017	$132,629	$(4,512)	$(908)	$139,087

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$861	$11,017	$152,746	$(3,733)	$(908)	$159,983
Dividends declared			(507)			(507)
Net income			7,188			7,188
Other comprehensive loss, net of taxes				(9,732)		(9,732)
Balance at March 31, 2022	$861	$11,017	$159,427	$(13,465)	$(908)	$156,932

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2022 and 2021
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2020	$861	$11,017	$118,263	$(428)	$(908)	$128,805
Dividends declared			(1,962)			(1,962)
Net income			16,328			16,328
Other comprehensive loss, net of taxes				(4,084)		(4,084)
Balance at March 31, 2021	$861	$11,017	$132,629	$(4,512)	$(908)	$139,087

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2021	$861	$11,017	$139,775	$(1,161)	$(908)	$149,584
Dividends declared			(1,527)			(1,527)
Net income			21,179			21,179
Other comprehensive loss, net of taxes				(12,304)		(12,304)
Balance at March 31, 2022	$861	$11,017	$159,427	$(13,465)	$(908)	$156,932

See notes to consolidated financial statements.

Index

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2022 and 2021
(Unaudited)
(In thousands)
	2022	2021
Cash flows from operating activities:
Net Income	$21,179	$16,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	622	573
Deferred income tax benefit	(60)	(535)
Net amortization of investment premiums and discounts	2,523	2,657
Net accretion amortization of deferred loan costs and fees	(2,934)	(2,498)
Amortization of subordinated debt issuance costs	118	45
Provision for loan losses	2,431	3,939
Bank owned life insurance income	(939)	(173)
Net loss (gain) on equity securities	11	(19)
Gain on sale of foreclosed real estate	(39)	(92)
Net decrease in accrued income taxes	(303)	(2,817)
Net increase in accrued interest receivable	(1,714)	(925)
Net increase in prepaid expenses and other assets	(373)	(1,699)
Net increase in other liabilities	625	1,055
Net cash provided by operating activities	21,147	15,839

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	172,614	147,554
Purchases of securities	(229,025)	(349,067)
Principal payments on securities	17,828	17,105
Securities held-to-maturity:
Proceeds from maturities	31,102	21,478
Purchases of securities	(281,518)	(129,761)
Principal payments on securities	16,324	46,619
Net (purchase) redemption of Federal Home Loan Bank Stock	-	342
Maturity of long term certificates of deposit	425	735
Purchase of long term certificates of deposit	-	(1,229)
Purchase of bank owned life insurance	(12,000)	(40,000)
Net increase in loans receivable	(47,110)	(76,717)
Proceeds from sale of foreclosed real estate	75	232
Purchases of premises and equipment	(758)	(891)
Net cash used by investing activities	(332,043)	(363,600)

Cash flows from financing activities
Net decrease in short-term advances other banks	(3,000)	(15,884)
Repayment of long-term FHLB advances	-	(7,600)
Net proceeds from subordinated notes payable	29,501	19,577
Payment of cash dividends	(1,527)	(1,962)
Net increase in deposits	286,762	458,954
Net cash provided by financing activities	311,736	453,085

Net increase in cash and cash equivalents	840	105,324
Cash and cash equivalents at beginning of period	149,775	40,463
Cash and cash equivalents at end of period	$150,615	$145,787

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$40	$300
Cash paid during period for:
Interest	$4,002	$4,084
Income taxes	$4,152	$5,873

See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Nine Months Ended March 31, 2022 and 2021

(1)          Basis of Presentation

Within the accompanying unaudited consolidated statement of financial condition, and related notes to the consolidated financial statements, June 30, 2021 data was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank and Greene Property Holdings, Ltd. The consolidated financial statements at and for the three and nine months ended March 31, 2022 and 2021 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2021, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. The Company had no material reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2022. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

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

Index
(4)          Securities

Securities at March 31, 2022 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,070	$-	$1,133	$11,937
U.S. treasury securities	20,186	-	1,205	18,981
State and political subdivisions	231,733	442	158	232,017
Mortgage-backed securities-residential	34,606	10	2,132	32,484
Mortgage-backed securities-multi-family	110,287	33	11,731	98,589
Corporate debt securities	17,876	8	450	17,434
Total securities available-for-sale	427,758	493	16,809	411,442
Securities held-to-maturity:
U.S. treasury securities	28,621	-	994	27,627
State and political subdivisions	472,018	28,246	17,380	482,884
Mortgage-backed securities-residential	24,171	48	1,131	23,088
Mortgage-backed securities-multi-family	186,971	386	8,567	178,790
Corporate debt securities	17,904	23	417	17,510
Other securities	54	-	-	54
Total securities held-to-maturity	729,739	28,703	28,489	729,953
Total securities	$1,157,497	$29,196	$45,298	$1,141,395

Securities at June 30, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,079	$36	$212	$12,903
U.S. treasury securities	19,672	165	1	19,836
State and political subdivisions	200,436	220	-	200,656
Mortgage-backed securities-residential	34,861	287	167	34,981
Mortgage-backed securities-multi-family	119,359	1,042	994	119,407
Corporate debt securities	3,008	129	30	3,107
Total securities available-for-sale	390,415	1,879	1,404	390,890
Securities held-to-maturity:
U.S. treasury securities	10,938	28	2	10,964
State and political subdivisions	341,364	17,184	303	358,245
Mortgage-backed securities-residential	28,450	584	90	28,944
Mortgage-backed securities-multi-family	100,330	4,635	12	104,953
Corporate debt securities	9,892	111	65	9,938
Other securities	5,940	58	-	5,998
Total securities held-to-maturity	496,914	22,600	472	519,042
Total securities	$887,329	$24,479	$1,876	$909,932

Greene County Bancorp, Inc.’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. At March 31, 2022, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$11,937	$1,133	4	$-	$-	-	$11,937	$1,133	4
U.S. treasury securities	18,982	1,205	8	-	-	-	18,982	1,205	8
State and political subdivisions	75,135	158	70	-	-	-	75,135	158	70
Mortgage-backed securities-residential	31,687	2,132	17	-	-	-	31,687	2,132	17
Mortgage-backed securities-multi-family	76,914	9,958	29	10,558	1,773	4	87,472	11,731	33
Corporate debt securities	15,921	450	13	-	-	-	15,921	450	13
Total securities available-for-sale	230,576	15,036	141	10,558	1,773	4	241,134	16,809	145
Securities held-to-maturity:
U.S. treasury securities	27,627	994	8	-	-	-	27,627	994	8
State and political subdivisions	151,743	17,245	900	784	135	5	152,527	17,380	905
Mortgage-backed securities-residential	20,122	1,131	13	-	-	-	20,122	1,131	13
Mortgage-backed securities-multi-family	128,056	8,567	47	-	-	-	128,056	8,567	47
Corporate debt securities	8,389	417	14	-	-	-	8,389	417	14
Total securities held-to-maturity	335,937	28,354	982	784	135	5	336,721	28,489	987
Total securities	$566,513	$43,390	1,123	$11,342	$1,908	9	$577,855	$45,298	1,132

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

For debt securities, credit-related OTTI is recognized in earnings while noncredit related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in earnings.  During the quarter ended March 31, 2022, interest rates have increased, causing the unrealized loss on debt securities to increase, which does not indicate OTTI. Management also evaluated securities considering the other factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2022.

There were no transfers of securities available-for-sale to held-to-maturity during the three and nine months ended March 31, 2022 or 2021. During the three and nine months ended March 31, 2022 and 2021, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three and nine months ended March 31, 2022 and 2021.

The estimated fair values of debt securities at March 31, 2022, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$231,649	$231,933
After one year through five years	17,721	17,038
After five years through ten years	31,995	29,982
After ten years	1,500	1,416
Total available-for-sale debt securities	282,865	280,369
Mortgage-backed securities	144,893	131,073
Total available-for-sale securities	427,758	411,442

Held-to-maturity debt securities
Within one year	68,557	69,573
After one year through five years	150,823	156,939
After five years through ten years	121,481	128,808
After ten years	177,736	172,755
Total held-to-maturity debt securities	518,597	528,075
Mortgage-backed securities	211,142	201,878
Total held-to-maturity securities	729,739	729,953
Total debt securities	$1,157,497	$1,141,395

At March 31, 2022 and June 30, 2021, respectively, securities with an aggregate fair value of $1.0 billion and $892.1 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with Greene County Commercial Bank.  At March 31, 2022 and June 30, 2021, securities with an aggregate fair value of $18.2 million and $3.9 million, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. Greene County Bancorp, Inc. did not participate in any securities lending programs during the three and nine months ended March 31, 2022 or 2021, respectively.

Index
Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, Greene County Bancorp, Inc. concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three and nine months ended March 31, 2022 or 2021.

(5)          Loans and Allowance for Loan Losses

Loan segments and classes at March 31, 2022 and June 30, 2021 are summarized as follows:

(In thousands)	March 31, 2022	June 30, 2021
Residential real estate:
Residential real estate	$342,304	$325,167
Residential construction and land	14,054	10,185
Multi-family	51,100	41,951
Commercial real estate:
Commercial real estate	535,603	472,887
Commercial construction	77,303	62,763
Consumer loan:
Home equity	18,395	18,285
Consumer installment	4,365	4,942
Commercial loans	112,275	172,228
Total gross loans	1,155,399	1,108,408
Allowance for loan losses	(21,739)	(19,668)
Unearned origination fees and costs, net	(140)	(2,793)
Loans receivable, net	$1,133,520	$1,085,947

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

Index
The CARES Act and the Consolidated Appropriations Act also provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).   An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for nine months from the date of disbursement. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA, extended the life of the PPP, creating a second round of PPP loans for eligible businesses. The Company participated in the CAA’s second round of PPP lending.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Company had 99 remaining PPP loans with a total balance of $6.7 million outstanding at March 31, 2022, compared to 835 PPP loans with a total balance of $67.4 million outstanding at June 30, 2021.  The Company received fees from the SBA for originating these loans.  These fees have been deferred and will be recognized in income on a level-yield basis as the loans are repaid or forgiven by the SBA.  For the three and nine months ended March 31, 2022, the Company recognized $366,000 and $2.8 million in fee income, respectively. For the three and nine months ended March 31, 2021, the Company recognized $1.3 million and $2.8 million in fee income, respectively.

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

Loan balances by internal credit quality indicator at March 31, 2022 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$338,122	$30	$4,152	$342,304
Residential construction and land	14,052	-	2	14,054
Multi-family	51,006	94	-	51,100
Commercial real estate	496,439	10,436	28,728	535,603
Commercial construction	77,303	-	-	77,303
Home equity	17,885	-	510	18,395
Consumer installment	4,348	-	17	4,365
Commercial loans	106,275	1,104	4,896	112,275
Total gross loans	$1,105,430	$11,664	$38,305	$1,155,399

Index
Loan balances by internal credit quality indicator at June 30, 2021 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$321,826	$88	$3,253	$325,167
Residential construction and land	10,185	-	-	10,185
Multi-family	41,589	-	362	41,951
Commercial real estate	441,004	9,690	22,193	472,887
Commercial construction	55,819	5,944	1,000	62,763
Home equity	17,727	-	558	18,285
Consumer installment	4,942	-	-	4,942
Commercial loans	165,649	963	5,616	172,228
Total gross loans	$1,058,741	$16,685	$32,982	$1,108,408

The Company had no loans classified doubtful or loss at March 31, 2022 or June 30, 2021.  During the quarter ended March 31, 2022, the Company further downgraded commercial real estate and commercial loans from pass and special mention to substandard due to deterioration in borrower cash flows, delinquent payments and further financial deterioration or not improving financial performance.  Management continues to monitor these loan relationships closely. In total there were 3 commercial real estate loans and, 1 commercial loan that have been downgraded to substandard. At March 31, 2022, these loans were all performing. This was offset by payoffs of 4 commercial real estate loans and 9 commercial loans that were classified as substandard during the current quarter. Management continues to monitor these loan relationships closely.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2022 and June 30, 2021. Loans on nonaccrual status totaled $3.9 million at March 31, 2022 of which $727,000 were in the process of foreclosure. At March 31, 2022, there were five residential loans totaling $625,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $2.5 million of loans which were less than 90 days past due at March 31, 2022, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $2.3 million at June 30, 2021 of which $260,000 were in the process of foreclosure. At June 30, 2021, there were two residential loans in the process of foreclosure totaling $158,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2021, but have a recent history of delinquency greater than 90 days past due. The increase in nonaccrual loans during the nine months ended March 31, 2022, was primarily due to $2.6 million of loans placed into nonaccrual status due to delinquency, offset by $920,000 in loan repayments, and $134,000 in charge-offs.

The following table sets forth information regarding delinquent and/or nonaccrual loans at March 31, 2022:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$5,349	$318	$1,063	$6,730	$335,574	$342,304	$2,955
Residential construction and land	2	-	-	2	14,052	14,054	2
Multi-family	-	-	-	-	51,100	51,100	-
Commercial real estate	5,543	-	123	5,666	529,937	535,603	251
Commercial construction	-	-	-	-	77,303	77,303	-
Home equity	39	-	141	180	18,215	18,395	190
Consumer installment	48	2	3	53	4,312	4,365	3
Commercial loans	1,657	582	51	2,290	109,985	112,275	464
Total gross loans	$12,638	$902	$1,381	$14,921	$1,140,478	$1,155,399	$3,865

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2021:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non-accrual
Residential real estate	$-	$630	$650	$1,280	$323,887	$325,167	$1,324
Residential construction and land	-	-	-	-	10,185	10,185	-
Multi-family	-	-	-	-	41,951	41,951	-
Commercial real estate	-	5,266	123	5,389	467,498	472,887	444
Commercial construction	-	-	-	-	62,763	62,763	-
Home equity	33	40	224	297	17,988	18,285	237
Consumer installment	26	13	-	39	4,903	4,942	-
Commercial loans	-	230	117	347	171,881	172,228	296
Total gross loans	$59	$6,179	$1,114	$7,352	$1,101,056	$1,108,408	$2,301

The Bank of Greene County had no accruing loans delinquent 90 days or more at March 31, 2022 and June 30, 2021.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

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

The tables below detail additional information on impaired loans at the date or periods indicated:

	At March 31, 2022			For the three months ended March 31, 2022		For the nine months ended March 31, 2022
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$929	$929	$-	$846	$3	$577	$13
Commercial real estate	70	70	-	71	1	351	9
Home equity	128	128	-	128	-	128	-
Consumer installment	5	5	-	2	1	1	1
Commercial loans	19	19	-	224	3	168	5
Impaired loans with no allowance	1,151	1,151	-	1,271	8	1,225	28

With an allowance recorded:
Residential real estate	2,064	2,064	601	2,159	10	1,612	43
Commercial real estate	3,721	3,721	1,147	1,864	75	1,085	93
Commercial construction	102	102	1	102	-	102	-
Home equity	320	320	45	320	4	321	10
Commercial loans	3,527	3,527	329	3,336	29	3,349	116
Impaired loans with allowance	9,734	9,734	2,123	7,781	118	6,469	262

Total impaired:
Residential real estate	2,993	2,993	601	3,005	13	2,189	56
Commercial real estate	3,791	3,791	1,147	1,935	76	1,436	102
Commercial construction	102	102	1	102	-	102	-
Home equity	448	448	45	448	4	449	10
Consumer installment	5	5	-	2	1	1	1
Commercial loans	3,546	3,546	329	3,560	32	3,517	121
Total impaired loans	$10,885	$10,885	$2,123	$9,052	$126	$7,694	$290

Index
	At June 30, 2021			For the three months ended March 31, 2021		For the nine months ended March 31, 2021
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$370	$370	$-	$381	$1	$392	$11
Multi-family	-	-	-	-	-	40	-
Commercial real estate	281	281	-	307	-	321	3
Home equity	224	224	-	230	-	173	-
Commercial loans	95	95	-	105	-	164	8
Impaired loans with no allowance	970	970	-	1,023	1	1,090	22

With an allowance recorded:
Residential real estate	723	723	103	710	2	1,053	27
Commercial real estate	945	945	58	-	-	-	-
Commercial construction	102	102	1	102	-	102	-
Home equity	321	321	73	321	2	381	12
Commercial loans	3,234	3,234	156	1,235	85	417	110
Impaired loans with allowance	5,325	5,325	391	2,368	89	1,953	149

Total impaired:
Residential real estate	1,093	1,093	103	1,091	3	1,445	38
Multi-family	-	-	-	-	-	40	-
Commercial real estate	1,226	1,226	58	307	-	321	3
Commercial construction	102	102	1	102	-	102	-
Home equity	545	545	73	551	2	554	12
Commercial loans	3,329	3,329	156	1,340	85	581	118
Total impaired loans	$6,295	$6,295	$391	$3,391	$90	$3,043	$171

The table below details loans that have been modified as a troubled debt restructuring during the three and nine months ended March 31, 2022.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
For the three and nine months ended March 31, 2022
Consumer installment	1	$5	$5	$5

The table below details loans that have been modified as a troubled debt restructuring during the year ended June 30, 2021.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
For the year ended June 30,2021
Commercial loans	5	$3,001	$2,903	$2,896
Commercial real estate	3	1,325	1,287	1,284
Residential	1	70	70	69

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2021 or 2020, which have subsequently defaulted during the three and nine months ended March 31, 2022 or 2021, respectively.

Index
In order to assist borrowers through the COVID-19 pandemic, The Bank of Greene County has instituted a loan deferment program whereby deferral of payments were provided.  Payment deferrals consisted of either principal deferrals or full payment deferrals.  As allowed under the CARES Act, and as amended by Section 541 of the Consolidated Appropriations Act of 2021, the Company will not report these loans as delinquent and Trouble Debt Restructuring disclosures. The Company continued to recognize interest income during the deferral period as long as they were deemed collectible.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.  As of March 31, 2022, in accordance with the CARES Act and Consolidated Appropriations Act of 2021, the loan deferral program ended, therefore there were no loans that have payments deferred as of March 31, 2022.

The following table details loans that had payments deferred at June 30, 2021.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Commercial real estate	$6,119	3	$1,346	3	$7,465	6
Commercial loans	572	2	-	-	572	2
Total	$6,691	5	$1,346	3	$8,037	8

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

The Bank of Greene County recognizes that depending upon the duration of the COVID-19 pandemic borrowers may not have the ability to repay their debts which may ultimately result in losses to The Bank of Greene County.  Management continues to closely monitor credit relationships, particularly those that were on payment deferral or adversely classified.

Index
The following tables set forth the activity and allocation of the allowance for loan losses by loan class during and at the periods indicated.  The allowance is allocated to each loan class based on historical loss experience, current economic conditions, and other considerations.

	Activity for the three months ended March 31, 2022
(In thousands)	Balance at December 31, 2021	Charge-offs	Recoveries	Provision	Balance at March 31, 2022
Residential real estate	$1,981	$-	$3	$22	$2,006
Residential construction and land	115	-	-	2	117
Multi-family	76	-	-	10	86
Commercial real estate	15,616	-	-	276	15,892
Commercial construction	1,250	-	-	(121)	1,129
Home equity	89	-	-	(2)	87
Consumer installment	280	144	32	95	263
Commercial loans	2,277	-	1	(119)	2,159
Total	$21,684	$144	$36	$163	$21,739

	Activity for the nine months ended March 31, 2022
(In thousands)	Balance at June 30, 2021	Charge-offs	Recoveries	Provision	Balance at March 31, 2022
Residential real estate	$2,012	$-	$10	$(16)	$2,006
Residential construction and land	106	-	-	11	117
Multi-family	186	-	-	(100)	86
Commercial real estate	13,049	-	-	2,843	15,892
Commercial construction	1,535	-	-	(406)	1,129
Home equity	165	-	-	(78)	87
Consumer installment	267	355	89	262	263
Commercial loans	2,348	107	3	(85)	2,159
Total	$19,668	$462	$102	$2,431	$21,739

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At March 31, 2022 Impairment Analysis		Ending Balance At March 31, 2022 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$601	$1,405	$2,993	$339,311
Residential construction and land	-	117	-	14,054
Multi-family	-	86	-	51,100
Commercial real estate	1,147	14,745	3,791	531,812
Commercial construction	1	1,128	102	77,201
Home equity	45	42	448	17,947
Consumer installment	-	263	5	4,360
Commercial loans	329	1,830	3,546	108,729
Total	$2,123	$19,616	$10,885	$1,144,514

Index
	Activity for the three months ended March 31, 2021
(In thousands)	Balance at December 31, 2020	Charge-offs	Recoveries	Provision	Balance at March 31, 2021
Residential real estate	$1,998	$-	$3	$(16)	$1,985
Residential construction and land	90	-	-	11	101
Multi-family	276	-	-	38	314
Commercial real estate	10,207	-	-	1,572	11,779
Commercial construction	1,847	-	-	94	1,941
Home equity	265	-	-	(64)	201
Consumer installment	256	101	62	(59)	157
Commercial loans	3,331	-	-	(141)	3,190
Total	$18,270	$101	$65	$1,434	$19,668

	Activity for the nine months ended March 31, 2021
(In thousands)	Balance at June 30, 2020	Charge-offs	Recoveries	Provision	Balance at March 31, 2021
Residential real estate	$2,091	$26	$10	$(90)	$1,985
Residential construction and land	141	-	-	(40)	101
Multi-family	176	-	-	138	314
Commercial real estate	8,634	-	-	3,145	11,779
Commercial construction	2,053	-	-	(112)	1,941
Home equity	295	-	-	(94)	201
Consumer installment	197	247	101	107	157
Commercial loans	2,804	500	-	886	3,190
Total	$16,391	$773	$111	$3,939	$19,668

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2021 Impairment Analysis		Ending Balance June 30, 2021 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$103	$1,909	$1,093	$324,074
Residential construction and land	-	106	-	10,185
Multi-family	-	186	-	41,951
Commercial real estate	58	12,991	1,226	471,661
Commercial construction	1	1,534	102	62,661
Home equity	73	92	545	17,740
Consumer installment	-	267	-	4,942
Commercial loans	156	2,192	3,329	168,899
Total	$391	$19,277	$6,295	$1,102,113

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at March 31, 2022 and June 30, 2021:

(in thousands)	March 31, 2022	June 30, 2021
Residential real estate	$68	$64
Total foreclosed real estate	$68	$64

Index
(6)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2022 and 2021 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$11,937	$-	$11,937	$-
U.S. Treasury securities	18,981	-	18,981	-
State and political subdivisions	232,017	-	232,017	-
Mortgage-backed securities-residential	32,484	-	32,484	-
Mortgage-backed securities-multi-family	98,589	-	98,589	-
Corporate debt securities	17,434	-	17,434	-
Securities available-for-sale	$411,442	$-	$411,442	$-
Equity securities	296	296	-	-
Total securities measured at fair value	$411,738	$296	$411,442	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,903	$-	$12,903	$-
U.S. Treasury securities	19,836	-	19,836	-
State and political subdivisions	200,656	-	200,656	-
Mortgage-backed securities-residential	34,981	-	34,981	-
Mortgage-backed securities-multi-family	119,407	-	119,407	-
Corporate debt securities	3,107	-	3,107	-
Securities available-for-sale	$390,890	$-	$390,890	$-
Equity securities	307	307	-	-
Total securities measured at fair value	$391,197	$307	$390,890	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Impaired loans	$9,905	$2,123	$7,782	$-	$-	$7,782
Foreclosed real estate	68	-	68	-	-	68

June 30, 2021
Impaired loans	$5,449	$391	$5,058	$-	$-	$5,058
Foreclosed real estate	64	-	64	-	-	64

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
March 31, 2022
Impaired Loans	$4,677	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	27.12%
			Liquidation expenses(3)	3.98%-5.58%	4.41%
	3,105	Discounted cash flow	Discount rate	4.19%-11.95%	6.07%
Foreclosed real estate	68	Appraisal of collateral(1)	Appraisal adjustments(2)	10.46%	10.46%
			Liquidation expenses(3)	0.00%-0.00%	0.00%
June 30, 2021
Impaired loans	$473	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	24.94%
			Liquidation expenses(3)	3.98%-5.58%	4.50%
	4,585	Discounted cash flow	Discount rate	4.19%-7.49%	5.99%
Foreclosed real estate	64	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.70%	8.70%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At March 31, 2022 and June 30, 2021, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	March 31, 2022		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$150,615	$150,615	$150,615	$-	$-
Long term certificate of deposit	4,112	4,093	-	4,093	-
Securities available-for-sale	411,442	411,442	-	411,442	-
Securities held-to-maturity	729,739	729,953	-	729,953	-
Equity securities	296	296	296	-	-
Federal Home Loan Bank stock	1,091	1,091	-	1,091	-
Net loans receivable	1,133,520	1,101,044	-	-	1,101,044
Accrued interest receivable	9,495	9,495	-	9,495	-
Deposits	2,291,870	2,292,088	-	2,292,088	-
Subordinated notes payable, net	49,263	49,886	-	49,886	-
Accrued interest payable	134	134	-	134	-

(In thousands)	June 30, 2021		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$149,775	$149,775	$149,775	$-	$-
Long term certificate of deposit	4,553	4,719	-	4,719	-
Securities available-for-sale	390,890	390,890	-	390,890	-
Securities held-to-maturity	496,914	519,042	-	519,042	-
Equity securities	307	307	307	-	-
Federal Home Loan Bank stock	1,091	1,091	-	1,091	-
Net loans receivable	1,085,947	1,081,669	-	-	1,081,669
Accrued interest receivable	7,781	7,781	-	7,781	-
Deposits	2,005,108	2,005,483	-	2,005,483	-
Borrowings	3,000	3,005	-	3,005	-
Subordinated notes payable, net	19,644	19,858	-	19,858	-
Accrued interest payable	346	346	-	346	-

(7)          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no dilutive or anti-dilutive securities or contracts outstanding during the three months and nine ended March 31, 2022 and 2021.

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021

Net Income	$7,188,000	$5,258,000	$21,179,000	$16,328,000
Weighted Average Shares – Basic	8,513,414	8,513,414	8,513,414	8,513,414
Weighted Average Shares - Diluted	8,513,414	8,513,414	8,513,414	8,513,414

Earnings per share - Basic	$0.84	$0.62	$2.49	$1.92
Earnings per share - Diluted	$0.84	$0.62	$2.49	$1.92

Index
(8)          Dividends

On January 19, 2022, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.13 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.52 per share, which represents an 8.3% increase from the previous annual cash dividend rate of $0.48 per share. The dividend was payable to stockholders of record as of February 15, 2022, and was paid on February 28, 2022. Greene County Bancorp, MHC waived its right to receive this dividend.

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

Accounting Pronouncements to be adopted in future periods

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other topics in ASU 2019-04 include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following: accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, consideration of prepayments in determining the effective interest rate, consideration of estimated costs to sell when foreclosure is probable, vintage disclosures— line-of-credit arrangements converted to term loans, and contractual extensions and renewals. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13.  In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326 Financial Instruments Credit Losses provides additional clarification to specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption.  At this time, we have not calculated the estimated impact that this Update will have on our allowance for credit losses, however, it will have a significant impact on the methodology process we utilize to calculate the allowance and the CECL model may create more volatility in the level of our allowance for credit losses. To date, the Company has adopted a detailed implementation plan, established a formal governance structure for the project, selected a vendor and implemented the software solution for the CECL model, reviewed data and integrity requirements and incorporated enhancements into standard data processes. The Company is in process of documenting accounting policy elections to comply with the new standard and selecting credit loss methods for key portfolio segments.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding small reporting companies such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses which amends the implementation effective date for small reporting companies, such as the Company, and non-public business entities, for fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will implement this standard for the fiscal year beginning July 1, 2023.

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

In March 2022, the FASB issued ASU No. 2022-02, amendments related to Troubled Debt Restructurings (TDRs) for all entities after they adopt 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326).  The amendments in the accounting guidance for TDRs by credits eliminates the recognition and measurement guidance for TDRs in Subtopic 310-40. The effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13.  The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.  The Company will implement the Update with the adoption of ASU 2016-13.

(10)        Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and nine months ended March 31, 2022 and 2021 were as follows:
	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2022	2021	2022	2021
Interest cost	$42	$41	$126	$122
Expected return on plan assets	(70)	(64)	(210)	(191)
Amortization of net loss	32	52	96	157
Net periodic pension cost	$4	$29	$12	$88

The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2022.

Index
SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP”), effective as of July 1, 2010. The SERP benefits certain key senior executives of the Bank who have been selected by the Board to participate.  The SERP is intended to provide a benefit from the Bank upon vested retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”).  The SERP is more fully described in Note 9 of the consolidated financial statements and notes thereto for the year ended June 30, 2021.

The net periodic pension costs related to the SERP for the three and nine months ended March 31, 2022 were $333,000 and $976,000, respectively.  The net periodic pension costs related to the SERP Plan for the three and nine months ended March 31, 2021 were $267,000 and $793,000.  The total liability for the SERP was $9.6 million at March 31, 2022 and $8.2 million at June 30, 2021, respectively, and is included in accrued expenses and other liabilities.  The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and nine months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Number of options outstanding, beginning of period	1,506,520	1,705,600	1,507,600	1,765,100
Options Granted	-	-	475,120	523,700
Options Forfeited	-	-	-	-
Options Paid in Cash	(27,000)	(198,000)	(503,200)	(781,200)
Number of options outstanding, end of period	1,479,520	1,507,600	1,479,520	1,507,600

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2022	2021	2022	2021
Cash paid out on options vested	$83	$813	$3,137	$3,920
Compensation costs recognized	1,143	1,105	3,020	2,712

The total liability for the Plan was $4.9 million and $5.0 million at March 31, 2022 and June 30, 2021, respectively, and is included in accrued expenses and other liabilities.

Index
(12)        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at March 31, 2022 and 2021 are presented as follows:

Activity for the three months ended March 31, 2022 and 2021
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - December 31, 2020	$1,552	$(2,178)	$(626)
Other comprehensive loss before reclassification	(3,886)	-	(3,886)
Other comprehensive loss for the three months ended March 31, 2021	(3,886)	-	(3,886)
Balance - March 31, 2021	$(2,334)	$(2,178)	$(4,512)

Balance - December 31, 2021	$(2,224)	$(1,509)	$(3,733)
Other comprehensive loss before reclassification	(9,732)	-	(9,732)
Other comprehensive loss for the three months ended March 31, 2022	(9,732)	-	(9,732)
Balance - March 31, 2022	$(11,956)	$(1,509)	$(13,465)

Activity for the nine months ended March 31, 2022 and 2021
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance at June 30, 2020	$1,750	$(2,178)	$(428)
Other comprehensive loss before reclassification	(4,084)	-	(4,084)
Other comprehensive loss for the nine months ended March 31, 2021	(4,084)	-	(4,084)
Balance at March 31, 2021	$(2,334)	$(2,178)	$(4,512)

Balance at June 30, 2021	$348	$(1,509)	$(1,161)
Other comprehensive loss before reclassification	(12,304)	-	(12,304)
Other comprehensive loss for the nine months ended March 31, 2022	(12,304)	-	(12,304)
Balance at March 31, 2022	$(11,956)	$(1,509)	$(13,465)

(13)        Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

Index
The following includes quantitative data related to the Company’s operating leases as of March 31, 2022 and June 30, 2021, and for the three and nine months ended March 31, 2022 and 2021:

(In thousands, except weighted-average information).
Operating lease amounts:	March 31, 2022	June 30, 2021
Right-of-use assets	$2,061	$1,887
Lease liabilities	$2,118	$1,921

	For the three months ended March 31,
	2022	2021
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$89	$82

Lease costs:
Operating lease cost	$81	$81
Variable lease cost	$12	$10

	For the nine months ended March 31,
	2022	2021
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$263	$225
Right-of-use assets obtained in exchange for new operating lease liabilities	$415	$625

Lease costs:
Operating lease cost	$242	$241
Variable lease cost	$32	$30

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of March 31, 2022:

(in thousands)
Within the twelve months ended March 31,
2023	$357
2024	370
2025	377
2026	361
2027	321
Thereafter	476
Total undiscounted cash flow	2,262
Less net present value adjustment	(144)
Lease Liability	$2,118

Weighted-average remaining lease term (Years)	5.13
Weighted-average discount rate	2.13%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition.

Index
(14)        Subsequent events

On April 20, 2022, the Board of Directors declared a cash dividend for the quarter ended March 31, 2022 of $0.13 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.52 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 13, 2022, and will be paid on May 31, 2022.  The MHC does not intend to waive its receipt of this dividend.

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

The COVID-19 pandemic continues to impact the economy and the Company’s financial results as well as demand for services and products during the remainder for the fiscal year ending June 30, 2022. The Company has implemented various plans, strategies, and protocols to protect its employees, customers and other stakeholders in response to the pandemic.  The Company imposed business travel restrictions, implemented quarantine and remote work from home protocols, and at times during the pandemic, the Company implemented drive-thru only or by appointment protocols for branches and other operational areas which may be reinstated if needed.  Enhanced cleaning, sanitation processes and social distancing measurers were also implemented.  The Company also enhanced communications with critical vendors to ensure operational functioning of mission-critical activities.  The long-term implications of the COVID-19 crisis, and related government monetary and fiscal stimulus measures on the Company’s future operations, revenues, earnings, allowance for loan losses, capital and liquidity are difficult to assess and remain uncertain at this time.

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

Allowance for loan losses to total loans receivable:  The allowance for loan losses to total loans receivable ratio is calculated by dividing the balance in the allowance for loan losses by the gross loans outstanding at the end of the period. This ratio is utilized to show the historical relationship between the allowance for loan losses and the balances of loans at the end each period presented in conjunction with other financial information related to asset quality such as nonperforming loans, charge-offs, and classified assets to indicate the overall adequacy of the allowance for loan losses. The Company has adjusted the calculation of the allowance for loan losses to total loans receivable to exclude loans that are 100% guaranteed by the Small Business Administration as these present no credit risk to the Company. With a significant balance in SBA loans at June 30, 2021, this adjusted calculation is used to provide a better basis of comparison with other periods presented within the financial statements presented.

Index
Comparison of Financial Condition at March 31, 2022 and June 30, 2021

ASSETS

Total assets of the Company were $2.5 billion at March 31, 2022 and $2.2 billion at June 30, 2021, an increase of $321.4 million, or 14.6%. Securities available-for-sale and held-to-maturity increased $253.4 million, or 28.5%, to $1.1 billion at March 31, 2022 as compared to $887.8 million at June 30, 2021. Net loans receivable increased $47.6 million, or 4.4%, to $1.1 billion at March 31, 2022 from $1.1 billion at June 30, 2021.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $840,000 to $150.6 million at March 31, 2022 from $149.8 million at June 30, 2021. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity increased $253.4 million, or 28.5%, to $1.1 billion at March 31, 2022 as compared to $887.8 million at June 30, 2021. This increase was the result of utilizing excess cash on hand due to an increase in deposits. Securities purchases totaled $510.5 million during the nine months ended March 31, 2022 and consisted of $360.3 million of state and political subdivision securities, $106.1 million of mortgage-backed securities, $22.9 million of corporate securities, $18.2 million of US Treasury securities, and $3.0 million of collateralized mortgage obligations. Principal pay-downs and maturities during the nine months amounted to $237.9 million, primarily consisting of $32.4 million of mortgage-backed securities, $203.8 million of state and political subdivision securities, and $1.7 million of collateralized mortgage obligations.  At March 31, 2022, 61.7% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Greene County Bancorp, Inc.’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities, which represent 29.9% of our securities portfolio at March 31, 2022, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	March 31, 2022		June 30, 2021
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Government sponsored enterprises	$11,937	1.1%	$12,903	1.5%
U.S. Treasury securities	18,981	1.7	19,836	2.2
State and political subdivisions	232,017	20.3	200,656	22.6
Mortgage-backed securities-residential	32,484	2.8	34,981	3.9
Mortgage-backed securities-multifamily	98,589	8.6	119,407	13.4
Corporate debt securities	17,434	1.5	3,107	0.4
Total securities available-for-sale	411,442	36.0	390,890	44.0
Securities held-to-maturity:
U.S. treasury securities	28,621	2.5	10,938	1.2
State and political subdivisions	472,018	41.4	341,364	38.5
Mortgage-backed securities-residential	24,171	2.1	28,450	3.2
Mortgage-backed securities-multifamily	186,971	16.4	100,330	11.3
Corporate debt securities	17,904	1.6	9,892	1.1
Other securities	54	0.0	5,940	0.7
Total securities held-to-maturity	729,739	64.0	496,914	56.0
Total securities	$1,141,181	100.0%	$887,804	100.0%

LOANS

Net loans receivable increased $47.6 million, or 4.4%, to $1.1 billion at March 31, 2022 from $1.1 billion at June 30, 2021.  The loan growth experienced during the nine months consisted primarily of $62.7 million in commercial real estate loans, $14.5 million in commercial construction loans, $17.0 million in residential real estate loans, $3.8 million in residential construction loans, $9.1 million in multi-family loans, and a $2.6 million net decrease in deferred fees due to the forgiveness of SBA PPP loans. This growth was partially offset by a $60.0 million decrease in commercial loans, driven by the decrease in SBA PPP loans, and a $2.1 million increase in allowance for loan losses. SBA PPP loans decreased $60.7 million to $6.7 million at March 31, 2022 from $67.4 million at June 30, 2021, due to the receipt of forgiveness proceeds.  The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  The Bank of Greene County continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
	March 31, 2022		June 30, 2021
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$342,304	29.6%	$325,167	29.3%
Residential construction and land	14,054	1.2	10,185	0.9
Multi-family	51,100	4.4	41,951	3.8
Commercial real estate	535,603	46.4	472,887	42.7
Commercial construction	77,303	6.7	62,763	5.7
Home equity	18,395	1.6	18,285	1.7
Consumer installment	4,365	0.4	4,942	0.4
Commercial loans	112,275	9.7	172,228	15.5
Total gross loans	1,155,399	100.0%	1,108,408	100.0%
Allowance for loan losses	(21,739)		(19,668)
Deferred fees and costs	(140)		(2,793)
Total net loans	$1,133,520		$1,085,947

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for nine months from the date of disbursement. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA, extended the life of the PPP, creating a second round of PPP loans for eligible businesses. The Company participated in the CAA’s second round of PPP lending.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Company had 99 remaining PPP loans with a total balance of $6.7 million outstanding at March 31, 2022, compared to 835 PPP loans with a total balance of $67.4 million outstanding at June 30, 2021.

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

Index
The Bank of Greene County recognizes that depending upon the duration of the COVID-19 pandemic and the adequacy of strategies in place by local and federal governments, borrowers may not have the ability to repay their debts which may ultimately result in losses to The Bank of Greene County.  Management continues to closely monitor credit relationships, particularly those that were on payment deferral or adversely classified.

Analysis of allowance for loan losses activity

	At or for the nine months ended March 31,
(Dollars in thousands)	2022	2021
Balance at the beginning of the period	$19,668	$16,391
Charge-offs:
Residential real estate	-	26
Consumer installment	355	247
Commercial loans	107	500
Total loans charged off	462	773

Recoveries:
Residential real estate	10	10
Consumer installment	89	101
Commercial loans	3	-
Total recoveries	102	111

Net charge-offs	360	662

Provisions charged to operations	2,431	3,939
Balance at the end of the period	$21,739	$19,668

Net charge-offs to average loans outstanding (annualized)	0.04%	0.09%
Net charge-offs to nonperforming assets (annualized)	12.20%	31.28%
Allowance for loan losses to nonperforming loans	562.46%	737.73%
Allowance for loan losses to total loans receivable	1.88%	1.80%
Allowance for loan losses to total loans receivable (excluding PPP loans)	1.89%	1.97%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	March 31, 2022	June 30, 2021
Nonaccruing loans:
Residential real estate	$2,955	$1,324
Residential construction and land	2	-
Commercial real estate	251	444
Home equity	190	237
Consumer installment	3	-
Commercial	464	296
Total nonaccruing loans	$3,865	$2,301
Foreclosed real estate:
Residential real estate	68	64
Total foreclosed real estate	68	64
Total nonperforming assets	$3,933	$2,365

Troubled debt restructuring:
Nonperforming (included above)	$315	$354
Performing (accruing and excluded above)	4,783	5,050

Total nonperforming assets as a percentage of total assets	0.16%	0.11%
Total nonperforming loans to net loans	0.34%	0.21%

At March 31, 2022 and June 30, 2021, there were no loans greater than 90 days and accruing.

Nonperforming assets amounted to $3.9 million and $2.4 million at March 31, 2022 and June 30, 2021, respectively. Nonaccrual loans consisted primarily of loans secured by real estate at March 31, 2022 and June 30, 2021. Loans on nonaccrual status totaled $3.9 million at March 31, 2022 of which $727,000 were in the process of foreclosure. At March 31, 2022, there were five residential loans totaling $625,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $2.5 million of loans which were less than 90 days past due at March 31, 2022, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $2.3 million at June 30, 2021 of which $260,000 were in the process of foreclosure. At June 30, 2021, there were two residential loans in the process of foreclosure totaling $158,000 and one commercial real estate loan totaling $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2021, but have a recent history of delinquency greater than 90 days past due.

In order to assist borrowers through the COVID-19 pandemic, The Bank of Greene County had instituted a loan deferment program whereby deferral of payments were provided.  Payment deferrals consisted of either principal deferrals or full payment deferrals.  As allowed under the CARES Act, and as amended by Section 541 of the Consolidated Appropriations Act of 2021, the Company did not report these loans as delinquent and Trouble Debt Restructuring disclosures. The Company continued to recognize interest income during the deferral period as long as they are deemed collectible.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.  As of March 31, 2022, in accordance with the CARES Act and Consolidated Appropriations Act of 2021, the loan deferral program ended, therefore there were no loans that have payments deferred as of March 31, 2022. For further detail regarding loans that have payments deferred as of June 30, 2021 please refer to Part I, Financial Statements (unaudited), Note 5 Loans and Allowance for Loan Losses of this Report.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.” A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans at March 31, 2022 and June 30, 2021:

(In thousands)	March 31, 2022	June 30, 2021
Balance of impaired loans, with a valuation allowance	$9,734	$5,325
Allowances relating to impaired loans included in allowance for loan losses	2,123	391
Balance of impaired loans, without a valuation allowance	1,151	970
Total impaired loans	10,885	6,295

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2022	2021	2022	2021
Average balance of impaired loans for the periods ended	$9,052	$3,391	$7,694	$3,043
Interest income recorded on impaired loans during the periods ended	126	90	290	171

Residential real estate impaired loans with a valuation allowance amounted to $3.0 million as of March 31, 2022, as compared to $1.1 million as of June 30, 2021, an increase of $1.9 million.  The increase in residential real estate impaired loans was the result of eight relationships continuing to deteriorate and moving into non-accrual status, and therefore classified as impaired. The average recorded investment of these new impaired loans was $154,000 as of March 31, 2022.  Commercial real estate impaired loans with a valuation allowance amounted to $3.8 million as of March 31, 2022, as compared to $1.2 million as of June 30, 2021, an increase of $2.6 million.  The increase in commercial real estate impaired loans was the result of three relationships continuing to deteriorate and moving into non-accrual status, and therefore classified as impaired. The average recorded investment of these new impaired loans was $606,000 as of March 31, 2022.

DEPOSITS

Deposits totaled $2.3 billion at March 31, 2022 and $2.0 billion at June 30, 2021, an increase of $286.8 million, or 14.3%. Noninterest-bearing deposits increased $13.9 million, or 8.0%, NOW deposits increased $228.8 million, or 17.0%, savings deposits increased $31.9 million, or 10.6%, and money market deposits increased $12.8 million, or 8.7%, when comparing March 31, 2022 and June 30, 2021.  These increases were offset by a decrease in certificates of deposits of $693,000, or 2.0%, when comparing March 31, 2022 and June 30, 2021. Deposits continued to increase during the nine months ended March 31, 2022 as a result of an increase in new account relationships, including new corporate cash management deposit relationships, and an increase in municipal deposits at Greene County Commercial Bank, primarily from New York State funding and tax collection.

Major classifications of deposits at March 31, 2022 and June 30, 2021 are summarized as follows:

(In thousands)	March 31, 2022	Percentage of Portfolio	June 30, 2021	Percentage of Portfolio
Noninterest-bearing deposits	$188,043	8.2%	$174,114	8.7%
Certificates of deposit	34,098	1.5	34,791	1.7
Savings deposits	332,965	14.5	301,050	15.0
Money market deposits	158,606	6.9	145,832	7.3
NOW deposits	1,578,158	68.9	1,349,321	67.3
Total deposits	$2,291,870	100.0%	$2,005,108	100.0%

BORROWINGS

At March 31, 2022, The Bank of Greene County had pledged approximately $430.5 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $315.3 million at March 31, 2022, of which there were no borrowings and no irrevocable stand-by letters of credit outstanding at March 31, 2022. There were no short-term or overnight borrowings at March 31, 2022 and June 30, 2021.

The Bank of Greene County also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At March 31, 2022, approximately $18.2 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at March 31, 2022.

Index
The Bank of Greene County has established unsecured lines of credit with Atlantic Central Bankers Bank for $15.0 million and two other financial institutions for $50.0 million. Greene County Bancorp, Inc. has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. At March 31, 2022, The Bank of Greene County had no balances outstanding on any of these lines of credit.  Greene County Bancorp, Inc., had no borrowings outstanding with Atlantic Central Bankers Bank at March 31, 2022 and had an outstanding balance of $3.0 million at June 30, 2021 to fund Bank capital.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At March 31, 2022, there were $19.7 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At March 31, 2022, there were $29.6 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

At March 31, 2022, there were no long-term borrowings and therefore no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $156.9 million at March 31, 2022 from $149.6 million at June 30, 2021, resulting primarily from net income of $21.2 million, partially offset by dividends declared and paid of $1.5 million and an increase in other accumulated comprehensive loss of $12.3 million.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three and nine months ending March 31, 2022, the Company did not repurchase any shares.

Selected Equity Data:
	March 31, 2022	June 30, 2021
Shareholders’ equity to total assets, at end of period	6.22%	6.80%
Book value per share	$18.43	$17.57
Closing market price of common stock	$44.70	$28.12

	For the nine months ended March 31,
	2022	2021
Average shareholders’ equity to average assets	6.71%	7.25%
Dividend payout ratio[1]	15.66%	18.75%
Actual dividends paid to net income[2]	7.21%	12.02%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended June 30, 2021; September 30, 2021; December 31, 2021 and March 31, 2022. Dividends declared during the three months ended March 31, 2021 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2022 and 2021

Average Balance Sheet

The following table sets forth certain information relating to Greene County Bancorp, Inc. for the three and nine months ended March 31, 2022 and 2021. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages. Average loan balances include nonperforming loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Index
	Three months ended March 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,155,078	$11,236	3.89%	$1,066,451	$11,567	4.34%
Securities[2]	1,092,695	4,024	1.47	772,319	3,176	1.64
Interest-bearing bank balances and federal funds	87,115	33	0.15	126,688	30	0.09
FHLB stock	1,131	12	4.24	993	15	6.04
Total interest-earning assets	2,336,019	15,305	2.62%	1,966,451	14,788	3.01%
Cash and due from banks	16,303			15,421
Allowance for loan losses	(21,731)			(18,854)
Other noninterest-earning assets	84,785			55,902
Total assets	$2,415,376			$2,018,920

Interest-Bearing Liabilities:
Savings and money market deposits	$476,543	$169	0.14%	$416,808	$225	0.22%
NOW deposits	1,484,872	512	0.14	1,225,451	639	0.21
Certificates of deposit	34,803	67	0.77	35,039	87	0.99
Borrowings	50,122	470	3.75	22,012	267	4.85
Total interest-bearing liabilities	2,046,340	1,218	0.24%	1,699,310	1,218	0.29%
Noninterest-bearing deposits	184,229			158,318
Other noninterest-bearing liabilities	25,949			22,261
Shareholders’ equity	158,858			139,031
Total liabilities and equity	$2,415,376			$2,018,920

Net interest income		$14,087			$13,570
Net interest rate spread			2.38%			2.72%
Net earnings assets	$289,679			$267,141
Net interest margin			2.41%			2.76%
Average interest-earning assets to average interest-bearing liabilities	114.16%			115.72%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the three months ended March 31,
(Dollars in thousands)	2022	2021
Net interest income (GAAP)	$14,087	$13,570
Tax-equivalent adjustment(1)	865	751
Net interest income (fully taxable-equivalent)	$14,952	$14,321

Average interest-earning assets	$2,336,019	$1,966,451
Net interest margin (fully taxable-equivalent)	2.56%	2.91%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes for the periods ended March 31, 2022 and 2021 and 4.44% and 3.98% for New York State income taxes for the periods ended March 31, 2022 and 2021, respectively.

Index
	Nine months ended March 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,128,553	$35,293	4.17%	$1,046,993	$33,525	4.27%
Securities[2]	1,027,204	11,285	1.46	711,507	9,443	1.77
Interest-bearing bank balances and federal funds	96,044	114	0.16	72,802	58	0.11
FHLB stock	1,112	37	4.44	1,163	49	5.62
Total interest-earning assets	2,252,913	46,729	2.77%	1,832,465	43,075	3.13%
Cash and due from banks	13,633			12,905
Allowance for loan losses	(20,796)			(17,651)
Other noninterest-earning assets	79,900			36,447
Total assets	$2,325,650			$1,864,166

Interest-bearing Liabilities:
Savings and money market deposits	$456,871	$575	0.17%	$391,061	$750	0.26%
NOW deposits	1,426,483	1,652	0.15	1,107,017	2,349	0.28
Certificates of deposit	34,784	218	0.84	35,157	294	1.11
Borrowings	42,393	1,345	4.23	22,758	687	4.02
Total interest-bearing liabilities	1,960,531	3,790	0.26%	1,555,993	4,080	0.35%
Noninterest-bearing deposits	185,358			151,422
Other noninterest-bearing liabilities	23,633			21,684
Shareholders’ equity	156,128			135,067
Total liabilities and equity	$2,325,650			$1,864,166

Net interest income		$42,939			$38,995
Net interest rate spread			2.51%			2.78%
Net earnings assets	$292,382			$276,472
Net interest margin			2.54%			2.84%
Average interest-earning assets to average interest-bearing liabilities	114.91%			117.77%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the nine months ended March 31,
(Dollars in thousands)	2022	2021
Net interest income (GAAP)	$42,939	$38,995
Tax-equivalent adjustment(1)	2,440	2,207
Net interest income (fully taxable-equivalent)	$45,379	$41,202

Average interest-earning assets	$2,252,913	$1,832,465
Net interest margin (fully taxable-equivalent)	2.69%	3.00%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes for the periods ended March 31, 2022 and 2021 and 4.44% and 3.98% for New York State income taxes for the periods ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31, 2022 versus 2021			Nine Months Ended March 31, 2022 versus 2021
(Dollars in thousands)	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$920	$(1,251)	$(331)	$2,567	$(799)	$1,768
Securities[2]	1,204	(356)	848	3,693	(1,851)	1,842
Interest-bearing bank balances and federal funds	(11)	14	3	23	33	56
FHLB stock	2	(5)	(3)	(2)	(10)	(12)
Total interest-earning assets	2,115	(1,598)	517	6,281	(2,627)	3,654

Interest-bearing Liabilities:
Savings and money market deposits	31	(87)	(56)	115	(290)	(175)
NOW deposits	117	(244)	(127)	560	(1,257)	(697)
Certificates of deposit	(1)	(19)	(20)	(3)	(73)	(76)
Borrowings	275	(72)	203	620	38	658
Total interest-bearing liabilities	422	(422)	0	1,292	(1,582)	(290)
Net change in net interest income	$1,693	$(1,176)	$517	$4,989	$(1,045)	$3,944

1 Calculated net of deferred loan fees, loan discounts, and loans in process.
2 Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets increased to 1.19% for the three months ended March 31, 2022 as compared to 1.04% for the three months ended March 31, 2021, and was 1.21% and 1.17% for the nine months ended March 31, 2022 and 2021, respectively.  Annualized return on average equity increased to 18.10% for the three months and increased to 18.09% for the nine months ended March 31, 2022, as compared to 15.13% for the three months and 16.12% for the nine months ended March 31, 2021. The increase in return on average assets for the three and nine months ended March 31, 2022 and the increase of return on average equity for the three and nine months ended March 31, 2022 was primarily the result of net income outpacing growth in the balance sheet. The increase in return on average shareholders’ equity for the nine months ended March 31, 2022 was primarily due to the receipt of $2.8 million in PPP fee income due to forgiveness of funds received on SBA PPP loans. Net income amounted to $7.2 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $1.9 million, or 36.7%, and amounted to $21.2 million and $16.3 million for the nine months ended March 31, 2022 and 2021, respectively, an increase of $4.9 million, or 29.7%.  Average assets increased $396.5 million, or 19.6%, to $2.4 billion for the three months ended March 31, 2022 as compared to $2.0 billion for the three months ended March 31, 2021. Average equity increased $19.8 million, or 14.3%, to $158.9 million for the three months ended March 31, 2022 as compared to $139.0 million for the three months ended March 31, 2021. Average assets increased $461.5 million, or 24.8%, to $2.3 billion for the nine months ended March 31, 2022 as compared to $1.9 billion for the nine months ended March 31, 2021. Average equity increased $21.1 million, or 15.6%, to $156.1 million for the nine months ended March 31, 2022 as compared to $135.1 million for the nine months ended March 31, 2021.

Index
INTEREST INCOME

Interest income amounted to $15.3 million for the three months ended March 31, 2022 as compared to $14.8 million for the three months ended March 31, 2021, an increase of $517,000, or 3.5%.  Interest income amounted to $46.7 million for the nine months ended March 31, 2022 as compared to $43.1 million for the nine months ended March 31, 2021, an increase of $3.7 million, or 8.5%. The increase in average balances on loans and securities as well as the recognition of PPP fee income due to the forgiveness of SBA PPP loans had the greatest impact on interest income, offset by the decrease in rates on securities.  Average loan balances increased $88.6 million and the yield on loans decreased 45 basis points when comparing the three months ended March 31, 2022 and 2021, respectively.  Average loan balances increased $81.6 million and the yield on loans decreased 10 basis points when comparing the nine months ended March 31, 2022 and 2021, respectively.  Included in interest-earning assets at March 31, 2022 and 2021 were $6.7 million and $90.3 million of SBA Paycheck Protection Program (PPP) loans, respectively, at a rate of 1.00%.  The Bank received $366,000 and $1.3 million for the three months ended and $2.8 million for both the nine months ended March 31, 2022 and 2021, respectively in SBA PPP fee income, which was realized through a deferred origination fee and recognized within interest income.  Average securities increased $320.4 million and $315.7 million, and the yield on such securities decreased 17 basis points and 31 basis points when comparing the three and nine months ended March 31, 2022 and 2021, respectively.

INTEREST EXPENSE

Interest expense remained the same at $1.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Interest expense amounted to $3.8 million for the nine months ended March 31, 2022 as compared to $4.1 million for the nine months ended March 31, 2021, a decrease of $290,000 or 7.1%.  As illustrated in the rate/volume table, interest expense on interest-bearing liabilities remained the same when comparing the three months ended March 31, 2022 and 2021 due to the increase in borrowings and NOW deposits due to volume, offset by decrease in the rate paid on interest-bearing liabilities.  The interest expense on interest-bearing liabilities due to volume increased $422,000 and $1.3 million for the three and nine months ended March 31, 2022 and 2021, respectively as the average balance of interest-bearing liabilities increased.

The average cost of interest-bearing liabilities decreased 5 and 9 basis points when comparing the three and nine months ended March 31, 2022 and 2021, respectively.  The cost of NOW deposits decreased 7 and 13 basis points, the cost of savings and money market deposits decreased 8 and 9 basis points, and the cost of certificates of deposit decreased 22 and 27 basis points when comparing the three and nine months ending March 31, 2022, and 2021, respectively.  The decrease in cost of interest-bearing liabilities was offset by growth in the average balance of interest-bearing liabilities of $347.0 million and $404.5 million when comparing the three and nine months ended March 31, 2022 and 2021, respectively. The increase resulted most notably due to an increase in average NOW deposits of $259.4 million and $319.5 million, an increase in average savings and money market deposits of $59.7 million and $65.8 million, and an increase in average borrowings of $28.1 million and $19.6 million when comparing the three and nine months ended March 31, 2022 and 2021, respectively, due to the continued focus on new municipal and large commercial cash management customers. The cost on borrowings decreased 110 basis points and increased 21 basis points when comparing the three and nine months ended March 31, 2022 and 2021. The change in cost of borrowings was due to the Company entering into Subordinated Note Purchase Agreements in September 2021 and September 2020.  Yields on interest-earning assets and costs of interest-bearing deposits continued to decline during the quarter ended March 31, 2022, but is expected to stabilize as the Federal Reserve Board started to raise rates during the current quarter.

NET INTEREST INCOME

Net interest income increased $517,000 to $14.1 million for the three months ended March 31, 2022 from $13.6 million for the three months ended March 31, 2021. Net interest income increased $3.9 million to $42.9 million for the nine months ended March 31, 2022 from $39.0 million for the nine months ended March 31, 2021. The increase in net interest income was primarily the result of the growth in the average balance of interest-earning assets, which increased $369.6 million and $420.4 million when comparing the three and nine months ended March 31, 2022 and 2021, offset by a decrease in the average interest rate on interest-earning assets, which decreased 39 and 36 basis points when comparing the three and nine months ended March 31, 2022 and 2021, respectively.

Net interest rate spread and margin both decreased when comparing the three and nine months ended March 31, 2022 and 2021. Net interest rate spread decreased 34 basis points to 2.38% for the three months ended March 31, 2022 compared to 2.72% for the three months ended March 31, 2021. Net interest rate spread decreased 27 basis points to 2.51% for the nine months ended March 31, 2022 compared to 2.78% for the nine months ended March 31, 2021. Net interest margin decreased 35 basis points and 30 basis points to 2.41% and 2.54%, respectively, for the three and nine months ended March 31, 2022 compared to 2.76% and 2.84%, respectively, for the three and nine months ended March 31, 2021. Decreases in net interest rate spread and net interest margin resulted primarily from lower-yielding securities and loans offset by lower rates on deposits as well as growth in loan and securities balances.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.56% and 2.91% for the three months ended March 31, 2022 and 2021, respectively, and was 2.69% and 3.00% for the nine months ended March 31, 2022 and 2021, respectively.

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

The Federal Reserve Bank has taken a number of measures in an attempt to mitigate the impact of the Coronavirus on the economy. The Federal Reserve Bank has maintained interest rates near 0.00%-0.25% in recent quarters, which has had an impact to the Company for the three and nine months ended March 31, 2022.  The Federal Reserve Bank raised interest rates in March of 2022 by 0.25%, and indicated they will continue to raise rates in the upcoming meetings, which is expected to have a positive impact to the Company’s interest spread and margin, as assets will be invested or repriced at higher yields quicker than deposits rates will be raised. The Company continually monitors its interest rate risk and the impact to net interest income and capital from the interest rate decrease is well within established limits.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $163,000 and $1.4 million the three months ended March 31, 2022 and 2021, and was $2.4 million and $3.9 million for the nine months ended March 31, 2022 and 2021, respectively. The provision for loan losses for the three months ended March 31, 2021 and for the nine months ended March 31, 2022 and 2021 was due to the impact of the COVID-19 pandemic as well as growth in gross loans and an increase in loans adversely classified. The Company instituted a loan deferral program in response to the COVID-19 pandemic whereby deferral of principal and/or interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act and extended under the Consolidated Appropriations Act which was signed into law on December 27, 2020.   At March 31, 2022, the Company had zero loans on payment deferral compared to eight loans aggregating $8.0 million as of June 30, 2021.  Loans classified as substandard or special mention totaled $50.0 million at March 31, 2022, compared to $49.7 million at June 30, 2021, an increase of $300,000, and compared to $43.0 million at March 31, 2021, an increase of $7.0 million.  Loans classified as substandard or special mention slightly increased as compared to June 30, 2021 but remained elevated compared to March 31, 2021, due to insufficient cash flows and revenues related to the COVID-19 pandemic.  As a result, reserves on loans classified as substandard or special mention totaled $9.6 million at March 31, 2022 compared to $7.8 million at June 30, 2021, an increase of $1.8 million. No loans were classified as doubtful or loss at March 31, 2022 or June 30, 2021. Allowance for loan losses to total loans receivable was 1.88% at March 31, 2022 compared to 1.77% at June 30, 2021.  Total loans receivable included $6.7 million and $67.4 million of SBA Paycheck Protection Program (PPP) loans at March 31, 2022 and June 30, 2021, respectively.  Excluding these SBA guaranteed loans, the allowance for loan losses to total loans receivable would have been 1.89% at March 31, 2022 and June 30, 2021, respectively.

Net charge-offs amounted to $108,000 and $36,000 for the three months ended March 31, 2022 and 2021, respectively, an increase of $72,000. Net charge-offs totaled $360,000 and $662,000 for the nine months ended March 31, 2022 and 2021, respectively. The primary net charge off activity was a commercial loan charge off that occurred during the quarter ended December 31, 2020.

Nonperforming loans amounted to $3.9 million and $2.3 million at March 31, 2022 and June 30, 2021, respectively. The increase in nonperforming loans during the period was primarily due to $2.6 million of loans placed into nonperforming status due to delinquency, $920,000 in loan repayments, and $134,000 in charge-offs. At March 31, 2022 nonperforming assets were 0.16% of total assets compared to 0.11% at June 30, 2021. Nonperforming loans were 0.34% and 0.21% of net loans at March 31, 2022 and June 30, 2021, respectively.

Index
NONINTEREST INCOME

(In thousands)	For the three months ended March 31,		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest income:	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Service charges on deposit accounts	$1,052	$815	$237	29.08%	$3,279	$2,555	$724	28.34%
Debit card fees	1,024	951	73	7.68	3,214	2,761	453	16.41
Investment services	216	174	42	24.14	707	551	156	28.31
E-commerce fees	23	25	(2)	(8.00)	83	82	1	1.22
Bank owned life insurance	323	173	150	86.71	939	173	766	442.77
Other operating income	267	223	44	19.73	850	711	139	19.55
Total noninterest income	$2,905	$2,361	$544	23.04%	$9,072	$6,833	$2,239	32.77%

Noninterest income increased $544,000, or 23.0%, to $2.9 million for the three months ended March 31, 2022 compared to $2.4 million for the three months ended March 31, 2021. Noninterest income increased $2.2 million, or 32.8%, to $9.1 million for the nine months ended March 31, 2022 compared to $6.8 million for the nine months ended March 31, 2021. The increase was primarily due to an increase in debit card fees resulting from continued growth in the number of checking accounts with debit cards, the income from bank owned life insurance, and increases in service charges on deposit accounts.

NONINTEREST EXPENSE

(In thousands)	For the three months ended March 31,		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest expense:	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Salaries and employee benefits	$5,332	$4,788	$544	11.36%	$15,103	$13,966	$1,137	8.14%
Occupancy expense	549	605	(56)	(9.26)	1,627	1,584	43	2.71
Equipment and furniture expense	186	168	18	10.71	573	483	90	18.63
Service and data processing fees	649	674	(25)	(3.71)	1,937	1,958	(21)	(1.07)
Computer software, supplies and support	356	368	(12)	(3.26)	1,128	1,001	127	12.69
Advertising and promotion	146	108	38	35.19	345	328	17	5.18
FDIC insurance premiums	225	204	21	10.29	646	552	94	17.03
Legal and professional fees	258	386	(128)	(33.16)	1,075	981	94	9.58
Other	613	1,066	(453)	(42.50)	2,178	2,187	(9)	(0.41)
Total noninterest expense	$8,314	$8,367	$(53)	(0.63)%	$24,612	$23,040	$1,572	6.82%

Noninterest expense decreased $53,000, or 0.6%, to $8.3 million for the three months ended March 31, 2022 compared to $8.4 million for the three months ended March 31, 2021. Noninterest expense increased $1.6 million, or 6.8%, to $24.6 million for the nine months ended March 31, 2022, compared to $23.0 million for the nine months ended March 31, 2021. The increase in noninterest expense during the nine months ended March 31, 2022 was primarily due to an increase in salaries and employee benefits expense resulting from creating new positions during the previous fiscal year.  The new positions were required to support growth in the bank’s lending department, customer service center and finance department.  There was also an increase in computer software and professional fees during the current period.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 15.6% and 15.2% for the three and nine months ended March 31, 2022 and 14.2% and 13.4% for the three and nine months ended March 31, 2021, respectively. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate. The increase in the current quarter was attributable to the increase in income before taxes for March 31, 2022 compared to March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Greene County Bancorp, Inc.’s most significant form of market risk is interest rate risk since the majority of Greene County Bancorp, Inc.’s assets and liabilities are sensitive to changes in interest rates.  Greene County Bancorp, Inc.’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank and Atlantic Central Bankers Bank as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. The impact of the COVID-19 pandemic has added to the uncertainty regarding the Company’s liquidity needs, with reductions in interest and principal payments from loans and changes in deposit activity, estimating cash flow has become more challenging.  At March 31, 2022, the Company had $150.6 million in cash and cash equivalents, representing 6.0% of total assets, and had $406.0 million available in unused lines of credit.

Index
At March 31, 2022, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	6.57%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	11.06%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	28.78%

The Bank of Greene County’s unfunded loan commitments and unused lines of credit are as follows at March 31, 2022:

(In thousands)
Unfunded loan commitments	$132,790
Unused lines of credit	89,489
Standby letters of credit	229
Total commitments	$222,508

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at March 31, 2022 or June 30, 2021.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $424,000 and $2.1 million at March 31, 2022 and June 30, 2021, respectively. The current amount of credit exposure is spread out over three counterparties, and terms range between four to fifteen years.

Greene County Bancorp, Inc. anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

Index
The Bank of Greene County and Greene County Commercial Bank met all applicable regulatory capital requirements at March 31, 2022 and June 30, 2021.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of March 31, 2022:

Total risk-based capital	$214,942	16.8%	$102,062	8.0%	$127,578	10.0%	8.85%	2.50%
Tier 1 risk-based capital	198,924	15.6	76,547	6.0	102,062	8.0	9.59	2.50
Common equity tier 1 capital	198,924	15.6	57,410	4.5	82,926	6.5	11.09	2.50
Tier 1 leverage ratio	198,924	8.2	96,696	4.0	120,870	5.0	4.23	2.50

As of June 30, 2021:

Total risk-based capital	$184,063	16.9%	$87,384	8.0%	$109,230	10.0%	8.85%	2.50%
Tier 1 risk-based capital	170,335	15.6	65,538	6.0	87,384	8.0	9.59	2.50
Common equity tier 1 capital	170,335	15.6	49,154	4.5	71,000	6.5	11.09	2.50
Tier 1 leverage ratio(1)	170,335	8.0	85,382	4.0	106,728	5.0	3.98	2.50

Greene County Commercial Bank
As of March 31, 2022:

Total risk-based capital	$88,090	40.1%	$17,558	8.0%	$21,947	10.0%	32.14%	2.50%
Tier 1 risk-based capital	88,090	40.1	13,168	6.0	17,558	8.0	34.14	2.50
Common equity tier 1 capital	88,090	40.1	9,876	4.5	14,266	6.5	35.64	2.50
Tier 1 leverage ratio	88,090	8.2	42,976	4.0	53,720	5.0	4.20	2.50

As of June 30, 2021:

Total risk-based capital	$68,116	40.2%	$13,566	8.0%	$16,958	10.0%	32.17%	2.50%
Tier 1 risk-based capital	68,116	40.2	10,175	6.0	13,566	8.0	34.17	2.50
Common equity tier 1 capital	68,116	40.2	7,631	4.5	11,023	6.5	35.67	2.50
Tier 1 leverage ratio	68,116	7.9	34,412	4.0	43,015	5.0	3.92	2.50

(1) Average assets have been adjusted for PPPLF borrowings in calculation of Tier 1 Leverage Ratio.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended March 31, 2022.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).

104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  May 12, 2022

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  May 12, 2022

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer