Form 10-K
period 2022-06-30
GREENE COUNTY BANCORP INC
filed 2022-09-09
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2022
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

As of December 31, 2021, there were 8,513,414 shares outstanding of the Registrant’s common stock of which 3,038,972 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $36.75 on December 31, 2021, the aggregate value of stock held by non-affiliates was $111,682,000.  As of September 8, 2022, there were 8,513,414 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

GREENE COUNTY BANCORP, INC. AND SUBSIDIARIES
FORM 10-K

Index
PART I

ITEM 1.	Business

Greene County Bancorp, MHC and Greene County Bancorp, Inc.

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 54.1% of the issued and outstanding common stock of Greene County Bancorp, Inc. The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan. At June 30, 2022, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County and cash.  At June 30, 2022, 3,904,150 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 97,926 shares were held as Treasury stock and 4,609,264 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.   Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC.

Greene County Bancorp, Inc. (the “Company”) operates as the federally chartered holding company of The Bank of Greene County, a federally chartered savings bank.  Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of The Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of The Bank of Greene County.  In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered savings and loan holding companies was transferred to the Federal Reserve Board under the Dodd-Frank Act.  Greene County Bancorp, Inc.’s principal business is overseeing and directing the business of The Bank of Greene County and monitoring its cash position.

The Bank of Greene County

The Bank of Greene County (the “Bank”) was organized in 1889 as The Building and Loan Association of Catskill, a New York-chartered savings and loan association.  In 1974, The Bank of Greene County converted to a New York mutual savings bank under the name Greene County Savings Bank.  In conjunction with the reorganization and the offering completed in December 1998, which resulted in the organization of Greene County Bancorp, Inc., Greene County Savings Bank changed its name to The Bank of Greene County.  In November 2006, The Bank of Greene County converted its charter to a federal savings bank charter.  The Bank of Greene County’s deposits are insured by the Deposit Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law.

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans, commercial real estate mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in state and political subdivision securities and mortgage-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential and commercial real estate mortgages, and to a lesser extent, from interest on consumer and commercial loans and other types of securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts, debit card fee income, and bank owned life insurance income. The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues through the Infinex Corporation.  The Infinex Corporation acquired Essex National Securities LLP in 2016 allowing the Bank to rebrand these alternative investment services as Greene Investment Services.  The Bank of Greene County's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and principal and interest payments on loans and securities.

Greene County Commercial Bank

The Bank of Greene County operates a limited-purpose subsidiary, Greene County Commercial Bank (the “Commercial Bank”).  Greene County Commercial Bank was formed in January 2004 as a New York State-chartered limited purpose commercial bank.  Greene County Commercial Bank has the power to receive deposits only to the extent of accepting for deposit the funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law.

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

Index
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

Greene Risk Management, Inc.’s administrative office is located at 3883 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169.  Its telephone number is (702) 949-0110.

Greene County Bancorp, Inc. and Subsidiaries
(in thousands)
Balance sheet data as of June 30, 2022:	Assets	Deposits	Borrowings	Equity
Greene County Bancorp, Inc. (consolidated)	$2,571,740	$2,212,604	$173,010	$157,714
The Bank of Greene County (consolidated)	2,567,631	2,231,495	123,700	185,585
Greene County Commercial Bank	1,144,870	893,114	-	78,089
Greene Property Holdings, Ltd.	685,835	-	-	685,835
Greene Risk Management, Inc.	4,771	-	-	3,053

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

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as disclosures based on that tabular presentation, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average interest-earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time. While we present net interest income and net interest margin utilizing GAAP measures (no tax-equivalent adjustments) as a component of the tabular presentation within our disclosures, we do provide as supplemental information net interest income and net interest margin on a tax-equivalent basis.

Index
Allowance for loan losses to total loans receivable:  The allowance for loan losses to total loans receivable ratio is calculated by dividing the balance in the allowance for loan losses by the gross loans outstanding at the end of the period. This ratio is utilized to show the historical relationship between the allowance for loan losses and the balances of loans at the end each period presented in conjunction with other financial information related to asset quality such as nonperforming loans, charge-offs, and classified assets to indicate the overall adequacy of the allowance for loan losses. The Company has adjusted the calculation of the allowance for loan losses to total loans receivable to exclude loans that are 100% guaranteed by the Small Business Administration as these present no credit risk to the Company.  With significant growth in SBA loans during the year ended June 30, 2021, this adjusted calculation is used to provide a better basis of comparison with other periods presented within the financial statements presented, including the year ended June 30, 2022.

General

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

Market Area

The Company is a community bank offering a variety of financial services to meet the needs of the communities it serves.  At June 30, 2022, the Company operated 17 full-service banking offices, an operations center, customer call center and lending center located in its market area within the Hudson Valley and Capital District Regions of New York State. The primary market area the Company serves is the Greene, Columbia, Albany and Ulster Counties of New York State.

As of 2021, the Greene County population was approximately 48,000, Columbia County was approximately 62,000, Albany County was approximately 314,000 and Ulster County was approximately 183,000.  Greene County is primarily rural, and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  Greene County has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Albany County’s economy is dependent on state government, health care services and higher education.  Albany has also been growing in the area of technology jobs focusing on the areas of micro- and nanotechnology.  Columbia County’s major industry’s consists of tourism, health care and Columbia County is also a “bedroom” community for persons working in the Albany capital region. Ulster County’s major industry consists of tourism with a number of state parks located within the Catskill Mountains and the Shawangunk Ridge.  As such, local employment is primarily within the services industry as well as government and health services.

Competition

The Company faces significant competition both in making loans and in attracting deposits, including attracting municipal deposits.  The Company’s market area has a high density of financial institutions, including online competitors, many of which are branches of significantly larger institutions that have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees.  The Company’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage-banking companies, credit unions, insurance companies and other financial service companies.  The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.  Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions.

Competition has increased as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, which eased restrictions on entry into the financial services market by insurance companies and securities firms.  Moreover, because this legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation.  This could result in a growing number of larger financial institutions competing in the Company’s primary market area that offer a wider variety of financial services than the Company currently offers.  The internet has also become a significant competitive factor for the Company and the overall financial services industry.  Competition for deposits, for the origination of loans and the provision of other financial services may limit the Company’s growth and adversely impact its profitability in the future.

Index
Lending Activities

General.  The principal lending activity of the Company is the origination, for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by residential and commercial real estate primarily located within its primary market area.  The Company also originates home equity loans, line of credit products, consumer loans and commercial business loans, and has increased its focus on all aspects of commercial lending.

The Company continues to utilize high quality underwriting standards in originating real estate loans.  As such, it does not engage in sub-prime lending or other exotic loan products.  At the time of origination, appraisals are obtained to ensure an adequate loan-to-value ratio of the underlying collateral.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest or an event that would indicate a significant decline in the collateral value.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure collateral adequacy.

In an effort to manage the interest rate risk, the Company originates shorter-term consumer loans and other adjustable-rate loans, including many commercial loans, and residential mortgage loans with 10, 15 and 20 year terms. The Company seeks to attract checking and other transaction accounts that generally have lower interest rate costs and tend to be less interest rate sensitive when interest rates rise to fund fixed-rate residential mortgages.

The loan portfolio composition and loan maturity schedule are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

Discussion regarding the credit quality of the loan portfolio is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 4, Loans, of this Report.

Residential, Construction and Land Loans, and Multi-family Loans.  The Company's primary lending activity is the origination of residential mortgage loans collateralized by property located in the Company’s primary market area.  Residential mortgage loans refer to loans collateralized by one to four-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  The Company originates residential mortgage loans with a maximum loan-to-value ratio of 85%.  During fiscal 2021, the Company purchased $10.5 million of residential loans that were outside of our primary market area, for which full due diligence was completed on each loan to ensure credit quality. There were no similar loan purchases in fiscal 2022.  For the years ended June 30, 2022 and 2021, no residential mortgage loans were originated by the Company with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, the Company has been successful in marketing and originating such loans with 10, 15 and 20 year terms. The Company generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Company requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by the Company. Title insurance is not required on all mortgage loans, but is evaluated on a case by case basis.

At June 30, 2022, virtually all of the Company’s residential mortgage loans were conforming loans and, accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by the Company are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed-rate residential mortgage loans are retained by the Company, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by the Company for deposits and borrowings may increase, which could result in lower net interest income.

The Company currently offers residential mortgage loans with fixed and adjustable interest rates.  Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors.  In the low interest rate environment in the recent years and through the first quarter of calendar 2022, most of our borrowers preferred fixed-rate loans to adjustable-rate loans.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The average length of time that the Company's residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

The Company's adjustable-rate mortgage (“ARM”) loans currently provide for maximum rate adjustments of 150 basis points per year and 600 basis points over the term of the loan.  The Company offers home equity line of credit ARM loans with initial interest rates that are below market, referred to as “teaser rates,” however, in underwriting such loans, borrowers are qualified at the full index rate.  Generally, the Company's ARM loans adjust annually.  After origination, the interest rate on such ARM loans is reset based upon a contractual spread or margin above the average yield on one-year United States Treasury securities, adjusted to a constant maturity, as published weekly by the Federal Reserve Board.

Index
ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. The Company’s willingness and capacity to originate and hold in portfolio fixed-rate residential mortgage loans has enabled it to expand customer relationships in the historically low long-term interest rate environment seen in the prior years, where borrowers have generally preferred fixed-rate mortgage loans.  However, as noted above, to the extent the Company retains fixed rate residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would remain fixed while the rates paid by the Company for deposits and borrowings may increase, which could result in lower net interest income.

The Company's residential mortgage loans are generally originated by the Company’s loan representatives operating in its branch offices through their contacts with existing or past loan customers, depositors of the Company, attorneys and accountants who refer loan applications from the general public, and local realtors.  The Company has loan originators who call upon customers during non-banking hours and at locations convenient to the customer.

All residential mortgage loans originated by the Company include "due-on-sale" clauses, which give the Company the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage.

The Company originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences.  The Company issues a commitment and has one closing which encompasses both the construction phase and permanent financing.  The construction phase is a maximum term of twelve months and the interest charged is the rate as stated in the commitment, with loan-to-value ratios of up to 85.0%, of the completed project.  The Company also offers loans collateralized by undeveloped land.  The acreage associated with such loans is limited.  These land loans generally are intended for future sites of primary or secondary residences.  The terms of vacant land loans generally have a ten-year maximum amortization.

Construction lending generally involves a greater degree of risk than other residential mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property.  The Company completes inspections during the construction phase prior to any disbursements.  The Company limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower's ability to repay the loan.

The Company originates a limited number of multi-family loans. Multi-family loans are generally collateralized by apartment buildings located in the Company’s primary market area. The Company’s underwriting practices and the risks associated with multi-family loans do not differ substantially from that of commercial real estate mortgage loans.

Commercial Real Estate Mortgages.  In recent years we have emphasized growing our commercial lending department and believe we have developed a strong team of lenders and business development staff resulting in our continued growth in these portfolios.  Office buildings, mixed-use properties and other commercial properties collateralize commercial real estate mortgages. The Company originates fixed- and adjustable-rate commercial real estate mortgage loans with maximum terms of up to 30 years.

In underwriting commercial real estate mortgage loans, the Company reviews the expected net operating income generated by the real estate to ensure that it is generally at least 110% of the amount of the monthly debt service. We also review in the underwriting process the age and condition of the collateral, the financial resources and income level of the borrower and any guarantors and the borrower’s business experience.  The Company generally requires personal guarantees on all commercial real estate mortgage.

The Company may require an environmental site assessment to be performed by an independent professional for commercial real estate mortgage loans.  It is also the Company’s policy to require hazard insurance on all commercial real estate mortgage loans.  In addition, the Company may require borrowers to make payments to a mortgage escrow account for the payment of property taxes.  Any exceptions to the Company’s loan policies must be made in accordance with the limitations set out in each policy.  Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

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

Index
Consumer Loans.  The Company’s consumer loans consist of direct loans on new and used automobiles, personal loans (either secured or unsecured), home equity loans, and other consumer installment loans (consisting of passbook loans, unsecured home improvement loans, recreational vehicle loans, and deposit account overdrafts).  Consumer loans (other than home equity loans and deposit account overdrafts) are originated at fixed rates with terms to maturity of one to five years.

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans. In addition, consumer loans expand the products and services offered by the Company to better meet the financial services needs of its customers.  Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

The Company’s underwriting procedures for consumer loans include an assessment of the applicant's credit history and an assessment of the applicant’s ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The Company underwrites its consumer loans internally, which the Company believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

The Company offers fixed- and adjustable-rate home equity loans that are collateralized by the borrower’s residence.  Home equity loans are generally underwritten with terms not to exceed 25 years and under the same criteria that the Company uses to underwrite residential fixed rate loans.  Home equity loans may be underwritten with terms not to exceed 25 years and with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The Company appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. Home equity loans may have an additional inherent risk if the Company does not hold the first mortgage.  The Company may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

Commercial Loans.  The Company also originates commercial loans with terms of up to 20 years at fixed and adjustable rates.  The Company attributes growth in this portfolio to its ability to offer borrowers senior management attention as well as timely and local decision-making on commercial loan applications.  The decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment.  A mortgage may also be taken for additional collateral purposes, but is considered secondary to the other collateral for commercial business loans.  The Company generally requires annual financial statements, tax returns and personal guarantees from the commercial borrowers.  The Company also generally requires an appraisal of any real estate that collateralizes the loan.  The Company’s commercial loan portfolio includes loans collateralized by inventory, fire trucks, other equipment, or real estate.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).   An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA, extended the life of the PPP, creating a second round of PPP loans for eligible businesses. The Company participated in the CAA’s second round of PPP lending.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business were maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Company originated these loans to support local businesses.

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

Index
Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies and loan approval limits of the Company.  Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer.  The Executive Committee or the full Board of Directors must approve all residential loans and commercial loans of $2.5 million or greater.

The Board annually approves independent appraisers used by the Company.  For larger loans, the Company may require an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans.  It is the Company’s policy to require hazard insurance on all mortgage loans.

Loan Origination Fees and Other Income.  In addition to interest earned on loans, the Company receives loan origination fees.  Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

In addition to loan origination fees, the Company also receives other income that consists primarily of deposit account service charges, ATM fees, debit card fees and loan payment late charges.  The Company also installs, maintains and services merchant bankcard equipment for local retailers and is paid a percentage of the transactions processed using such equipment.

Participation Loans: The Company has formed relationships with other community banks within our region to participate in larger commercial loan relationships.  These types of loans are generally considered to be riskier due to the size and complexity of the loan relationship.  By entering into a participation agreement with the other bank, the Company can obtain the loan relationship while limiting its exposure to credit loss.  Management completes its due diligence in underwriting these loans and monitors the servicing of these loans.

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

At June 30, 2022, the largest aggregate amount loaned by the Company to one borrower consisted of eight commercial mortgages with an outstanding balance of $16.4 million. This loan relationship was performing in accordance with its repayment terms at June 30, 2022.

Securities Activities

Given the Company’s portfolio of fixed-rate residential mortgage loans, the Company, and its subsidiary Greene County Commercial Bank, maintain high balances of liquid investments for the purpose of mitigating interest rate risk and meeting collateral requirements for municipal deposits in excess of FDIC insurance limits.  The Board of Directors establishes the securities investment policy.  This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters.  In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

The Company’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2022, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company does not engage in any derivative or hedging transactions, such as interest rate swaps or caps.

The Company has classified its investments in debt securities as either available-for-sale or held-to-maturity.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income (loss) component of shareholders’ equity, net of applicable income taxes.  Held-to-maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and balances are reported at amortized cost.  The Company does not have trading securities in its portfolio.   The Company has equity securities that are reported at fair value, with net unrealized gains and losses reflected in income.

The estimated fair values of debt securities at June 30, 2022 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Report.

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

State and Political Subdivision Securities. The Bank and its subsidiary Greene County Commercial Bank purchase state and political subdivision securities in order to: (i) generate positive interest rate spread with minimal administrative expense; (ii) lower credit risk as a result of purchasing general obligations which are subject to the levy of ad valorem taxes within the municipalities jurisdiction; (iii) increase liquidity, (iv) provide low cost funding to the local communities within the Company’s market area, and (v) serve as collateral for municipal deposits in excess of FDIC limits.  State and political subdivision securities purchased within New York State are exempt from Federal income tax and are zero apportionment for New York State income tax purposes.  As a result, the yield on these securities as reported within the financial statements, are lower than would be attained on other investment options. The portfolio consists of either short-term obligations, due within one year, or are serial or statutory installment bonds which require semi-annual or annual payments of principal and interest.  Prepayment risk on these securities is low as most of the bonds are non-callable.

Management believes that credit risk on its state and political subdivision securities portfolio is low.  Management analyzes each security prior to purchase and closely monitors these securities by obtaining data collected from the New York State Comptroller’s office when published annually.  Management also reviews any underlying ratings of the securities in its’ assessment of credit risk.

Mortgage-Backed and Asset-Backed Securities.  The Bank and its subsidiary Greene County Commercial Bank purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Company's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored enterprises; and (iii) increase liquidity.  CMOs or collateralized mortgage obligations as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages.  CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested capital at different rates.  The CMO bond may pay the investor at a different rate than the underlying mortgage pool.  Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing.  As a result there is no final lump-sum payment at maturity.  The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.

The pooling of mortgages and the issuance of a security with an interest rate that is based on the interest rates of the underlying mortgages creates mortgage-backed securities.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The issuers of such securities (generally U.S. Government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as the Company, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company and its subsidiary the Commercial Bank.

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

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of Company’s mortgage-backed securities portfolio.   However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that securities prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return.  Conversely, in a rising interest rate environment, prepayments may decline, thereby extending the estimated life of the security and depriving the Company of the ability to reinvest cash flows at the increased rates of interest.

Index
Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of the Company, there are no asset-backed securities in the portfolio at June 30, 2022.

Sources of Funds

General.  Deposits, repayments and prepayments of loans and securities, proceeds from sales of securities, and proceeds from maturing securities and cash flows from operations are the primary sources of the Company's funds for use in lending, investing and for other general purposes.  The Company also has several borrowing facilities available to provide additional liquidity as needed.

Deposits.  The Company offers a variety of deposit accounts with a range of interest rates and terms.  The Company’s deposit accounts consist of savings, NOW accounts, money market accounts, certificates of deposit, noninterest-bearing checking accounts and Individual Retirement Accounts (IRAs).

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which the Company's branch offices are located.  The Company relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits.  The Company uses traditional means of advertising its deposit products, including radio, television, print and social media. It generally does not solicit deposits from outside its market area.  While the Company accepts certificates of deposit in excess of $250,000, they are not subject to preferential rates.  The Company does not actively solicit such deposits, as they are more difficult to retain than core deposits.  Historically, the Company has not used brokers to obtain deposits, but will use them to help manage the seasonality within the municipal deposit base in the most cost efficient manner. As a result of this seasonality, the Company had $7.2 million in brokered deposits as of June 30, 2022.

The Commercial Bank’s purpose is to attract deposits from local municipalities.  The Commercial Bank had $893.1 million in deposits at June 30, 2022.

Borrowed Funds.  The Company maintains borrowing arrangements in the form of lines of credit through the Federal Home Loan Bank of New York (“FHLB”), the Federal Reserve Bank of New York (“FRB”), Atlantic Central Bankers Bank (“ACBB”), as well as two other depository institutions.  The Company may also obtain term borrowings from the FHLB and FRB.  With the exception of the line of credit with ACBB, and the other depository institution, these borrowing arrangements are secured by mortgage loans, commercial loans or investment securities.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank’s request, on behalf of the Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential mortgage and commercial real estate loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2022, there were no municipal letters of credit outstanding.

Subordinated Debt.  The Company has issued subordinated notes as a cost effective way to raise regulatory capital.  The Company’s outstanding subordinated debt consisted of fixed-to-floating rate subordinated notes with call features, issued in September 2020 and 2021, due September 2030 and 2031, respectively.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Report.

Personnel

As of June 30, 2022, The Bank of Greene County had 191 full-time employees and 15 part-time employees.  Neither Greene County Bancorp, Inc. nor Greene County Commercial Bank has any employees who are not also employees of The Bank of Greene County.  A collective bargaining group does not represent the employees, and The Bank of Greene County considers its relationship with its employees to be good.

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

Taxable Distributions and Recapture.  At June 30, 2022, the Bank had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

State Taxation

Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank, and Greene Property Holdings, Ltd. report income on a combined fiscal year basis to New York State. The New York State franchise tax is imposed in an amount equal to the greater of 7.25% of Business Income, 0.1875% of average Business Capital or a fixed dollar amount based on New York sourced gross receipts. All intercompany dividend distributions are eliminated in the calculation of Combined Business Income.

REGULATION

General

The Company’s two banking subsidiaries are, The Bank of Greene County which is a federally chartered savings bank and Greene County Commercial Bank which is a New York-chartered bank.  The Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”) insures their deposit accounts up to applicable limits.  The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and the New York State Department of Financial Services (the “Department”), respectively, as their chartering agencies, and by the FDIC, as their deposit insurer.  The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by the OCC and the Department, respectively, as well as the FDIC concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as savings and loan holding companies, are subject to regulation and examination by the Federal Reserve Board (“FRB”) and are required to file reports with the FRB.

Any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the OCC or the FRB, could have a material adverse impact on Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County, or Greene County Commercial Bank.

Certain of the regulatory requirements applicable to Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank are referred to below or elsewhere herein.

Index
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

Capital Requirements.  Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards:  a Common Equity Tier 1 capital to total risk-weighted assets ratio, a Tier 1 capital to total risk-weighted assets ratio, a total capital to total risk-weighted assets and a leverage ratio of Tier 1 capital to total consolidated assets.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively.  The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital.  Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).  The Bank of Greene County and Greene County Commercial Bank have exercised this one-time opt-out and therefore do not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. On April 9, 2020, the FRB, the OCC, and the FDIC issued an interim final rule (“IFR”) to allow banking organizations to exclude from regulatory capital measures any exposures pledged as collateral for a non-recourse loan from the FRB.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Federal law requires the federal banking agencies, including the OCC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8% to 10%.  Institutions with capital complying with the ratio and otherwise meeting the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020.  A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report.  An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance.  Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements.

Although the Bank is a qualifying community bank organization, the Bank has elected not to opt into the community bank leverage ratio framework at this time and will continue to follow Basel capital requirements as described above.

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

At June 30, 2022, The Bank of Greene County met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single borrower in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2022, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Requirement.  As a federal savings association, the Bank must satisfy the qualified thrift lender, or “QTL”, requirement by meeting one of two tests: the Home Owners’ Loan Act (“HOLA”) QTL test or the Internal Revenue Service (IRS) Domestic Building and Loan Association (DBLA) test.  The federal savings association may use either test to qualify and may switch from one test to the other.

Under the HOLA QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Bank utilized the IRS DBLA test and satisfied the requirements of this test at and for the years ended June 30, 2022 and 2021.

Capital Distributions.  Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

Index
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

Community Reinvestment Act and Fair Lending Laws.  All savings associations have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent examination.

Privacy Standards.  The Bank is subject to FDIC regulations regarding the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial notices that accurately reflect its privacy policies and practices, to make its privacy policies available to customers through its website, and to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions.

Cybersecurity.  In additional to the provisions in the Gramm-Leach-Bliley Act relating to data security (discussed below), the Company and its subsidiaries are subject to many federal and state laws, regulations and regulatory interpretations which impose standards and requirements related to cybersecurity. For example, federal regulatory statements regarding cybersecurity indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Additionally, the statements indicate that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Financial institutions that fail to observe this regulatory guidance on cybersecurity may be subject to various regulatory sanctions, including financial penalties.

Anti-Money Laundering and OFAC.  Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department's Financial Crises Enforcement Network ("FinCEN") rules include  customer due diligence requirements for banks, including a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors.

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

Insurance of Deposit Accounts.  The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as the Bank, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance

Index
National Bank Powers Election. Effective July 1, 2019, the OCC issued a final rule, pursuant to EGRRCPA, that permits an eligible federal savings bank with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. The effect of the so-called “covered savings association” election is that a federal savings association generally has the same rights and privileges, including commercial lending authority, as a national bank that has its main office in the same location as the home office of the covered savings association.  The covered savings association is also subject to the same duties, liabilities and limitations applicable to a national bank, some of which are more restrictive than those applicable to federal savings banks.  A covered savings association retains its federal savings association charter and continues to be subject to the corporate governance laws and regulations applicable to such associations, including as to its bylaws, board of directors and shareholders, capital distributions and mergers.  The Bank has not made such an election.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2022, the Bank was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  In April 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.  At June 30, 2022, the Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

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

The operations of the Bank also are subject to the:

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

Index
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

Holding Company Regulation

General.  Greene County Bancorp, MHC and Greene County Bancorp, Inc. are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Greene County Bancorp, MHC and Greene County Bancorp, Inc. are registered with the FRB and are subject to FRB regulations, supervision and reporting requirements. In addition, the FRB has enforcement authority over Greene County Bancorp, Inc.’s and Greene County Bancorp, MHC’s non-bank subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are generally not subject to state business organization laws.

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

Capital.  The Dodd-Frank Act required the FRB to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries.  However, savings and loan holding companies with under $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases.

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

Waivers of Dividends by Greene County Bancorp, MHC.  Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.60 per share to be declared by the Company for the four quarters ending March 31, 2023. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

Commercial Bank Regulation

Our commercial bank subsidiary, Greene County Commercial Bank, derives its authority primarily from the applicable provisions of the New York Banking Law and the regulations adopted under that law. The Commercial Bank is limited in its investments and the activities that it may engage in to those permissible under applicable state law and those permissible for national banks and their subsidiaries, unless those investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that the activity or investment would pose no significant risk to the deposit insurance fund. We limit our commercial bank activities to accepting municipal deposits and acquiring municipal and other securities.

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

At June 30, 2022, the Commercial Bank met the criteria for being considered “well-capitalized.”

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and Consolidated Appropriations Act, 2021

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) pandemic and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•
Allowing financial institutions to suspend the application of GAAP to any loan modification related to COVID-19 from treatment as a troubled debt restructuring ("TDR") for the period between March 1, 2020 and the earlier of 60 days after the end of the national emergency or January 1, 2022, as amended by Section 541 of the Consolidated Appropriations Act of 2021.

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

•
The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance was granted for up to 180 days, which could be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account.

•
The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance was granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multi-family borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

Index
The Paycheck Protection Program

The Company has been a participant in the Small Business Administration’s Paycheck Protection Program (“PPP”), to fund loans to eligible small business through the Small Business Administration (“SBA”). An eligible business could apply for a PPP loan for up to 2.5 times its average monthly “payroll costs" limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. On December 27, 2020, the President signed into law the Consolidated Appropriations Act 2021 (“CAA”). The CAA, extended the life of the PPP loan program through March 31, 2021, creating a second round of PPP loans for eligible businesses, which the Company also participated in, see Note 4 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Report.

ITEM 1A.	Risk Factors

Not applicable to smaller reporting companies.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The Bank of Greene County also has an operations center, customer call center and a lending center located in Catskill, New York.  At June 30, 2022, The Bank of Greene County conducted its business through 17 full-service banking offices.  The Company owns nine branch offices and lease eight branch offices located within Greene, Columbia, Albany and Ulster Counties. Greene County Commercial Bank conducts its business through the branch offices of The Bank of Greene County. In the opinion of management, the physical properties of our holding company and our various subsidiaries are suitable and adequate.  For more information on our properties, see Notes 1, 5 and 14 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Report.

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

Greene County Bancorp, Inc.’s (the Company’s) common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”.  As of September 8, 2022 the Company had 440 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 8,513,414 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), the Company’s mutual holding company, held 4,609,264 shares of common stock, or 54.1% of total shares outstanding.  Consequently, shareholders other than the MHC held 3,904,150 shares.

Index
Payment of dividends on the Company’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations, financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.60 per share to be declared by the Company for the four quarters ending March 31, 2023. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. At June 30, 2022, the Company had repurchased 24,400 shares. There were no repurchases during the fiscal year ended June 30, 2022.

ITEM 6.	[Reserved]

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is an analysis of the Company’s results of operations for years shown and was derived from the audited consolidated financial statements of Greene County Bancorp, Inc. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

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

Index
Selected Financial Data

	At or for the year ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	2020
SELECTED FINANCIAL CONDITION DATA:
Total assets	$2,571,740	$2,200,335	$1,676,803
Loans receivable, net	1,229,355	1,085,947	993,522
Securities available-for-sale	408,062	390,890	226,709
Securities held-to-maturity	761,852	496,914	383,657
Equity securities	273	307	267
Deposits	2,212,604	2,005,108	1,501,075
Borrowings	123,700	3,000	25,484
Shareholders' equity	157,714	149,584	128,805
AVERAGE BALANCES:
Total assets	2,366,070	1,931,589	1,470,870
Interest-earning assets	2,291,448	1,892,650	1,450,398
Loans receivable, net	1,123,201	1,042,280	861,322
Securities	1,066,189	751,690	528,131
Deposits	2,134,584	1,750,733	1,318,027
Borrowings	51,193	22,386	15,300
Shareholders' equity	156,098	137,511	120,387
SELECTED OPERATIONS DATA:
Total interest income	63,444	58,328	53,314
Total interest expense	5,439	5,183	8,481
Net interest income	58,005	53,145	44,833
Provision for loan losses	3,278	3,974	3,905
Net interest income after provision for loan losses	54,727	49,171	40,928
Total noninterest income	12,137	9,667	8,650
Total noninterest expense	33,959	31,223	27,822
Income before provision for income taxes	32,905	27,615	21,756
Provision for income taxes	4,919	3,673	3,029
Net income	27,986	23,942	18,727
FINANCIAL RATIOS:
Return on average assets[1]	1.18%	1.24%	1.27%
Return on average shareholders’ equity[2]	17.93	17.41	15.56
Noninterest expenses to average total assets	1.44	1.62	1.89
Average interest-earning assets to average interest-bearing liabilities	114.57	117.01	118.84
Net interest rate spread[3]	2.50	2.76	2.98
Net interest margin[4]	2.53	2.81	3.09
Efficiency ratio[5]	48.41	49.71	52.02
Shareholders’ equity to total assets, at end of period	6.13	6.80	7.68
Average shareholders’ equity to average assets	6.60	7.12	8.18
Dividend payout ratio[6]	15.81	17.08	20.00
Actual dividends declared to net income[7]	9.41	10.15	11.95
Nonperforming assets to total assets, at end of period	0.25	0.11	0.24
Nonperforming loans to net loans, at end of period	0.51	0.21	0.41
Allowance for loan losses to nonperforming loans	360.31	854.76	402.04
Allowance for loan losses to total loans receivable	1.82	1.77	1.62
Book value per share[8]	$18.53	$17.57	$15.13
Basic earnings per share	3.29	2.81	2.20
Diluted earnings per share	3.29	2.81	2.20
OTHER DATA:
Closing market price of common stock	$45.29	$28.12	$22.30
Number of full-service offices	17	17	16
Number of full-time equivalent employees	198	186	182

[1]	Ratio of net income to average total assets.
[2]	Ratio of net income to average shareholders’ equity.
[3]	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
[4]	Net interest income as a percentage of average interest-earning assets.
[5]	Noninterest expense divided by the sum of net interest income and noninterest income.
[6]	Dividends per share divided by basic earnings per share. This calculation does not take into account the waiver of dividends by Greene County Bancorp, MHC.
[7]	Dividends declared divided by net income.
[8]	Shareholders’ equity divided by outstanding shares.

Index
GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 54.1% of the Company’s outstanding common stock.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  At June 30, 2022, The Bank of Greene County operated 17 full-service branches, an administration office, a customer call center, a lending center, and an operations center in New York’s Hudson Valley Region.  In June 2004, Greene County Commercial Bank (“Commercial Bank”) was opened for the limited purpose of providing financial services to local municipalities.  The Commercial Bank is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.  In December 2014, Greene Risk Management, Inc. was formed as a Nevada corporation that is operating as a pooled captive insurance company.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

Overview of the Company’s Activities and Risks

The Company’s results of operations depend primarily on its net interest income, which is the difference between the income earned on the Company’s loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, noninterest income and noninterest expense.  Noninterest income consists primarily of fees and service charges.  The Company’s noninterest expense consists principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect the Company.

Critical Accounting Policies

The Company’s critical accounting policies relate to the allowance for loan losses.  The allowance for loan losses is based on management’s estimation of an amount that is intended to absorb losses in the existing portfolio.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for the allowance of loan losses.  However, this evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters.  This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

Management of Credit Risk

Management considers credit risk to be an important risk factor affecting the financial condition and operating results of the Company. The potential for loss associated with this risk factor is managed through a combination of policies approved by the Company’s Board of Directors, the monitoring of compliance with these policies, and the periodic reporting and evaluation of loans with problem characteristics. Policies relate to the maximum amount that can be granted to a single borrower and such borrower’s related interests, the aggregate amount of loans outstanding by type in relation to total assets and capital, loan concentrations, loan-to-collateral value ratios, approval limits and other underwriting criteria. Policies also exist with respect to the rating of loans, determination of when loans should be placed on a nonperforming status and the factors to be considered in establishing the Company’s allowance for loan losses.  Management also considers credit risk when evaluating potential and current holdings of securities.  Credit risk is a critical component in evaluating corporate debt securities.  The Company has purchased municipal securities as part of its strategy based on the fact that such securities can offer a higher tax-equivalent yield than other similar investments.

Index
During the COVID-19 pandemic, management has been working with borrowers to determine best strategies to help mitigate the impact of the temporary business closures, decline in business, and loss of employment, including payment deferrals, debt consolidations and/or loan restructurings. The Company instituted a loan deferment program of principal and/or interest payments.  During the quarter ended March 31, 2022, in accordance with the CARES Act and Consolidated Appropriations Act of 2021, the loan deferral program ended, therefore there were no loans that have payments deferred as of June 30, 2022. As of June 30, 2021 there were 8 loans aggregating $8.0 million.  As allowed under the CARES Act, and as amended by Section 541 of the Consolidated Appropriations Act of 2021, the Company did not report these loans as delinquent and Trouble Debt Restructuring disclosures, and continued to recognize interest income during the deferral period.  These loans were closely monitored to determine collectability, accrual and delinquency status.  The Company continues to monitor credit risk form negative impacts related to the COVID-19 pandemic.  For further discussion regarding loan deferrals see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.

FINANCIAL OVERVIEW

Net income for the year ended June 30, 2022 amounted to $28.0 million, or $3.29 per basic and diluted share, as compared to $23.9 million, or $2.81 per basic and diluted share, for the year ended June 30, 2021, an increase of $4.1 million, or 16.9%.  The increase in net income was primarily the result of increases of $4.9 million in net interest income, $2.5 million in noninterest income and a decrease of $696,000 in provision for loan losses partially offset by an increase of $2.7 million in noninterest expense and $1.2 million in provision for income taxes. The increase in net interest income resulted from growth in interest-earning assets offset by the decrease in rates when comparing the years ended June 30, 2022 and 2021.  Growth in interest-earning assets was within both investment securities and loans. Growth in loans was primarily in commercial real estate mortgages and residential mortgages.

Net interest rate spread and margin both decreased when comparing the years ended June 30, 2022 and 2021. Net interest rate spread decreased 26 basis points to 2.50% for the year ended June 30, 2022 compared to 2.76% for the year ended June 30, 2021. Net interest margin decreased 28 basis points to 2.53% for the year ended June 30, 2022 compared to 2.81% for the year ended June 30, 2021.  Decreases in net interest rate spread and net interest margin resulted primarily from lower yielding securities and loans offset by lower rates on deposits as well as growth in loan and securities balances.

Total assets grew $371.4 million, or 16.9%, to $2.6 billion at June 30, 2022 as compared to $2.2 billion at June 30, 2021.  Net loans increased $143.4 million, or 13.2%, to $1.2 billion at June 30, 2022 as compared to $1.1 billion at June 30, 2021.  Included in net loans at June 30, 2022, are $610,000 of SBA Paycheck Protection Program loans. Securities classified as available-for-sale and held-to-maturity increased $282.1 million, or 31.8%, to $1.2 billion at June 30, 2022 as compared to $887.8 million at June 30, 2021.  Deposits grew $207.5 million, or 10.4%, to $2.2 billion at June 30, 2022 as compared to $2.0 billion at June 30, 2021.  Total shareholders’ equity amounted to $157.7 million and $149.6 million at June 30, 2022 and 2021, respectively, or 6.1% and 6.8% of total assets, respectively.

Comparison of Financial Condition as of June 30, 2022 and 2021

SECURITIES

Securities available-for-sale and held-to-maturity increased $282.1 million, or 31.8%, to $1.2 billion at June 30, 2022 as compared to $887.8 million at June 30, 2021. This increase was the result of utilizing excess cash on hand due to an increase in deposits. Securities purchases totaled $669.2 million during the year ended June 30, 2022 and consisted of $492.1 million of state and political subdivision securities, $106.1 million of mortgage-backed securities, $24.9 million of corporate securities, $23.2 million of US Treasury securities and $22.9 million of collateralized mortgage obligations. Principal pay-downs and maturities during the year amounted to $359.7 million, primarily consisting of $60.2 million of mortgage-backed securities, $297.2 million of state and political subdivision securities, $2.3 million of collateralized mortgage obligations.

The Company holds 63.4% of its securities portfolio at June 30, 2022 in state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Investment Maturity Schedule

The following table set forth information with regard to contractual maturities of debt securities shown in amortized cost ($) and weighted average yield (%) at June 30, 2022. Weighted-average yields are an arithmetic computation of income not fully tax equivalent (“FTE”) adjusted divided by amortized cost.  Mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No tax-equivalent adjustments were made in calculating the weighted average yield.

Index
(Dollars in thousands)	1 Year or Less		1-5 Years		5-10 Years		After 10 Years		Total
Securities available-for-sale:
U.S. government sponsored enterprises	$-	-	$-	-	$13,066	1.31%	$-	-	$13,066	1.31%
U.S. treasury securities	-	-	7,767	0.97%	12,391	1.39%	-	-	20,158	1.23%
State and political subdivisions	247,894	1.19%	84	1.89%	-	-	-	-	247,978	1.19%
MBS-residential	-	-	174	3.33%	3,131	0.66%	29,881	1.17%	33,186	1.13%
MBS -multi-family	1,818	2.22%	8,202	1.53%	26,904	1.13%	62,429	1.20%	99,353	1.22%
Corporate debt securities	-	-	11,829	2.72%	4,555	2.76%	1,500	3.03%	17,884	2.76%
Total securities available-for-sale	$249,712	1.20%	$28,056	1.89%	$60,047	1.32%	$93,810	1.22%	$431,625	1.26%

Securities held-to-maturity:
U.S. treasury securities	$-	-	$21,878	2.04%	$11,745	1.51%	$-	-	$33,623	1.85%
State and political subdivisions	67,633	1.31%	145,056	1.90%	105,515	2.16%	175,693	1.95%	493,897	1.89%
MBS-residential	1	4.50%	684	3.32%	322	3.50%	41,454	2.31%	42,461	2.34%
MBS-multi-family	7,577	2.51%	42,999	3.01%	100,616	1.49%	20,729	0.88%	171,921	1.84%
Corporate debt securities	-	-	-	-	19,400	4.08%	500	1.64%	19,900	4.02%
Other securities	10	3.22%	-	-	1	7.00%	39	4.93%	50	4.62%
Total securities held-to-maturity	$75,221	1.43%	$210,617	2.15%	$237,599	2.00%	$238,415	1.92%	$761,852	1.96%

LOANS

Net loans receivable increased $143.4 million, or 13.2%, to $1.2 billion at June 30, 2022 from $1.1 billion at June 30, 2021.  The loan growth experienced during the year consisted primarily of $122.7 million in commercial real estate loans, $35.7 million in residential real estate loans, $21.9 million in multi-family loans, $5.1 million in residential construction and land loans, $21.0 million in commercial construction loans and a $2.9 million net decrease in deferred fees due to the forgiveness of SBA PPP loans. This growth was partially offset by a $62.0 million decrease in commercial loans, $400,000 decrease in home equity loans and consumer installment loans, and $3.1 million increase in allowance for loan losses.  SBA PPP loans decreased $66.8 million to $610,000 at June 30, 2022 from $67.4 million at June 30, 2021, due to the receipt of forgiveness proceeds.   The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  The Company continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Loan Portfolio Composition

Set forth below is selected information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2022		2021		2020		2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$360,824	28.82%	$325,167	29.34%	$279,332	27.58%	$267,802	33.55%	$255,848	35.75%
Residential construction and land	15,298	1.22	10,185	0.92	11,847	1.17	7,462	0.93	9,951	1.39
Multi-family	63,822	5.10	41,951	3.78	25,104	2.48	24,592	3.08	14,961	2.09
Commercial real estate	595,635	47.57	472,887	42.66	381,415	37.67	329,668	41.31	283,935	39.68
Commercial construction	83,748	6.69	62,763	5.66	74,920	7.40	36,361	4.56	39,366	5.50
Home equity	17,877	1.43	18,285	1.65	22,106	2.18	23,185	2.91	21,919	3.06
Consumer installment(1)	4,512	0.36	4,942	0.45	4,817	0.48	5,481	0.69	5,017	0.70
Commercial loans	110,271	8.81	172,228	15.54	213,119	21.04	103,554	12.97	84,644	11.83
Total gross loans	$1,251,987	100.00%	$1,108,408	100.00%	$1,012,660	100.00%	$798,105	100.00%	$715,641	100.00%

(1)	Includes direct automobile loans (on both new and used automobiles) and personal loans.

Index
Loan Maturity Schedule and Interest Rate Sensitivity

The following table sets forth certain information as of June 30, 2022 regarding the amount of loans maturing or re-pricing in the Company's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “Within 1 Year.” Home equity loans are included within consumer loan portfolio below.

(In thousands)	1 Year or Less	1-5 Years	5-15 Years	After 15 Years	Total
Fixed rate:
Residential real estate	$729	$10,345	$168,637	$77,243	$256,954
Residential construction and land	6,820	136	265	-	7,221
Multi-family	-	748	4,514	-	5,262
Commercial real estate	23,836	28,387	137,553	3,493	193,269
Commercial construction	8,559	771	-	-	9,330
Consumer loans	759	4,130	3,342	-	8,231
Commercial loans	6,603	23,583	34,559	675	65,420
Total fixed rate loans	$47,306	$68,100	$348,870	$81,411	$545,687
Variable rate:
Residential real estate	$16,037	$52,072	$35,761	$-	$103,870
Residential construction and land	8,077	-	-	-	8,077
Multi-family	2,207	31,758	24,595	-	58,560
Commercial real estate	151,565	167,027	79,352	4,422	402,366
Commercial construction	62,865	11,553	-	-	74,418
Consumer loans	14,158	-	-	-	14,158
Commercial loans	33,246	3,629	7,976	-	44,851
Total variable rate loans	$288,155	$266,039	$147,684	$4,422	$706,300
Total loan portfolio	$335,461	$334,139	$496,554	$85,833	$1,251,987

Potential Problem Loans

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, the Company provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the “Substandard”, “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”  For further discussion regarding how management determines when a loan should be classified, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.

Management has been working with borrowers since the COVID-19 pandemic started to determine best strategies to help mitigate the impact of the temporary business closures, decline in business, and loss of employment, including payment deferrals, debt consolidations and/or loan restructurings. The Company has accounted for the loan deferment program in accordance with the CARES Act and Section 541 of the Consolidated Appropriations Act of 2021.  The program was ended during the quarter ended March 31, 2022 and therefore as of June 30, 2022, there were zero loans on payment deferral compared to eight loans aggregating $8.0 million as of June 30, 2021. For further discussion regarding loan deferrals, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.

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

Analysis of Nonaccrual Loans, Nonperforming Assets and Restructured Loans

The table below details additional information related to nonaccrual loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2022	2021	2020	2019	2018
Nonaccrual loans:
Residential real estate	$2,948	$1,324	$2,513	$2,474	$1,778
Residential construction and land	1	-	-	-	-
Multi-family	-	-	151	-	-
Commercial real estate	1,269	444	781	598	1,147
Commercial construction	-	-	-	-	-
Home equity	188	237	319	452	298
Consumer installment	7	-	-	6	18
Commercial	1,904	296	313	108	276
Total nonaccrual loans	6,317	2,301	4,077	3,638	3,517

Accruing loans delinquent 90 days or more:
Residential real estate	-	-	-	-	62
Total accruing loans delinquent 90 days or more	-	-	-	-	62
Foreclosed real estate:
Residential real estate	68	64	-	53	119
Total foreclosed real estate	68	64	-	53	119

Total nonperforming assets	$6,385	$2,365	$4,077	$3,691	$3,698

Troubled debt restructuring:
Nonperforming (included above)	$2,707	$354	$304	$531	$774
Performing (accruing and excluded above)	2,336	5,050	909	1,368	1,557

Nonaccrual loans to total loans	0.50%	0.21%	0.40%	0.46%	0.49%
Nonperforming loans to total loans	0.50%	0.21%	0.40%	0.46%	0.50%
Nonperforming assets to total assets	0.25%	0.11%	0.24%	0.29%	0.32%
Allowance for loan losses to nonperforming loans	360.31%	854.76%	402.04%	362.84%	335.96%
Allowance for loan losses to nonaccrual loans	360.31%	854.76%	402.04%	362.84%	341.88%

Nonperforming assets amounted to $6.4 million at June 30, 2022 and $2.4 million at June 30, 2021, respectively.  Total impaired loans amounted to $10.8 million at June 30, 2022 compared to $6.3 million at June 30, 2021, an increase of $4.5 million, or 71.1%.  The increase in impaired loans was the result of an increase in residential real estate loans, commercial real estate and commercial loans becoming delinquent and going on nonaccrual as well as commercial real estate loans becoming impaired based on management’s annual loan review process.  Impaired loans include loans that have been modified in a troubled debt restructuring and are performing under the modified terms and have therefore been returned to performing status.

Index
Residential real estate impaired loans amounted to $2.9 million as of June 20, 2022, as compared to $1.1 million as of June 30, 2021, an increase of $1.8 million.  The increase in residential real estate impaired loans was the result of nine relationships continuing to deteriorate and moving into nonaccrual status, and therefore classified as impaired. The average recorded investment of these new impaired loans was $193,000 as of June 30, 2022.  Commercial real estate impaired loans amounted to $3.8 million as of June 30, 2022, as compared to $1.2 million as of June 30, 2021, an increase of $2.6 million.  The increase in commercial real estate impaired loans was the result of two relationships continuing to deteriorate and therefore classified as impaired. The average recorded investment of these new impaired loans was $1.4 million as of June 30, 2022.

Loans on nonaccrual status totaled $6.3 million at June 30, 2022 of which $528,000 were in the process of foreclosure.  At June 30, 2022, there were three residential real estate loans totaling $426,000 and one commercial real estate loan totaling $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.4 million of loans which were less than 90 days past due at June 30, 2022, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $2.3 million at June 30, 2021 of which $260,000 were in the process of foreclosure.  At June 30, 2021, there were two residential real estate loans totaling $158,000 and one commercial real estate loan totaling $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2021, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

For additional details on impaired loans, see the table in Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Report.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Company disaggregates its loan portfolio as noted in the below allocation of allowance for loan losses table to evaluate for impairment collectively based on historical loss experience.  The Company evaluates nonaccrual loans that are over $250 thousand and all trouble debt restructured loans individually for impairment, if it is probable that the Company will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral. The Company charges loans off against the allowance for loan losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Company more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.  For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged-off and is reduced by charge-offs.

Loans classified as substandard or special mention totaled $52.1 million at June 30, 2022 compared to $49.7 million at June 30, 2021, an increase of $2.4 million. During the year ended June 30, 2022 the Company further downgraded commercial real estate and residential real estate loans from pass and special mention to substandard due to deterioration in borrower cash flows, delinquent payments and further financial deterioration or not improving financial performance. This was offset by upgrading commercial construction loans from special mention and substandard to pass and upgrading commercial loans from substandard to pass, because of improvements in borrower cash flows and financial performance. Management continues to monitor classified loan relationships closely.  Reserves on these loans totaled $9.6 million at June 30, 2022 compared to $7.8 million at June 30, 2021, an increase of $1.8 million.  No loans were classified as doubtful or loss at June 30, 2022 or 2021. Allowance for loan losses to total loans receivable was 1.82% at June 30, 2022, and 1.77% at June 30, 2021.  As of June 30, 2022 and 2021, there were $610,000 and $67.4 million, respectively, in SBA PPP loans which are 100% guaranteed by the SBA with no allowance allocated to these loans.  Excluding the SBA guaranteed loans, the allowance for loan losses to total loans receivable would have been 1.82% and 1.89% at June 30, 2022 and 2021, respectively. The increase in the allowance for loan losses to total loans receivable is due to the increase in classified loan reserves, offset by a decrease in qualitative factors, given the overall economic improvements over the past year and improvements in delinquent loans.

Index
Net charge-offs totaled $185,000 and $697,000 for the years ended June 30, 2022 and 2021, respectively.  The decrease in charge-off activity for the year was primarily within the commercial loan portfolio, as the Company received a partial recovery on a larger charge off that occurred in the second quarter of the fiscal year end June 30, 2021 and had lower charge off activity for the current fiscal year.  This was offset by an increase in charge off activity in the consumer loan portfolio.

Nonperforming loans amounted to $6.3 million and $2.3 million at June 30, 2022 and 2021, respectively. At June 30, 2022 and June 30, 2021, respectively, nonperforming assets were 0.25% and 0.11% of total assets, and nonperforming loans were 0.50% and 0.21% of net loans, with deterioration split primarily in residential real estate loans and commercial loans, year over year.  We have not originated “no documentation” mortgage loans and our loan portfolio does not include any mortgage loans that we classify as sub-prime.

Analysis of allowance for loan losses activity
	At or for the Years Ended June 30,
(Dollars in thousands)	2022	2021	2020	2019	2018
Balance at the beginning of the period	$19,668	$16,391	$13,200	$12,024	$11,022
Charge-offs:
Residential real estate	27	26	102	287	141
Commercial real estate	-	-	-	74	-
Consumer installment	454	309	459	374	318
Commercial loans	112	500	335	51	159
Total loans charged off	593	835	896	786	618

Recoveries:
Residential real estate	13	13	16	13	-
Consumer installment	115	124	130	137	85
Commercial loans	280	1	36	153	5
Total recoveries	408	138	182	303	90

Net charge-offs	185	697	714	483	528

Provisions charged to operations	3,278	3,974	3,905	1,659	1,530
Balance at the end of the period	$22,761	$19,668	$16,391	$13,200	$12,024

Allowance for loan losses to total loans receivable	1.82%	1.77%	1.62%	1.65%	1.68%

Residential real estate net charge-offs to average loans outstanding	0.00%	0.00%	0.01%	0.04%	0.02%
Commercial real estate net charge-offs to average loans outstanding	-	-	-	0.01%	-
Consumer installment net charge-offs to average loans outstanding	0.03%	0.02%	0.04%	0.03%	0.04%
Commercial loans net charge-offs to average loans outstanding	(0.01%)	0.05%	0.03%	(0.01%)	0.02%
Net charge-offs to average loans outstanding	0.02%	0.07%	0.08%	0.06%	0.08%
Net charge-offs to average assets	0.01%	0.04%	0.05%	0.04%	0.05%

Index
Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions.

	At June 30,
	2022		2021		2020		2019		2018
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
	Amount of	category	Amount of	category	Amount of	category	Amount of	category	Amount of	category
	loan loss	to total	loan loss	to total	loan loss	to total	loan loss	to total	loan loss	to total
(Dollars in thousands)	allowance	loans	allowance	loans	allowance	loans	allowance	loans	allowance	loans
Residential real estate	$2,373	28.8%	$2,012	29.3%	$2,091	27.6%	$2,026	33.6%	$2,116	35.8%
Residential construction and land	141	1.2	106	0.9	141	1.2	87	0.9	114	1.4
Multi-family	119	5.1	186	3.8	176	2.5	180	3.1	162	2.1
Commercial real estate	16,221	47.6	13,049	42.7	8,634	37.6	7,110	41.3	5,979	39.6
Commercial construction	1,114	6.7	1,535	5.7	2,053	7.4	872	4.5	950	5.5
Home equity	89	1.4	165	1.6	295	2.2	314	2.9	317	3.1
Consumer installment	349	0.4	267	0.5	197	0.5	250	0.7	224	0.7
Commercial loans	2,355	8.8	2,348	15.5	2,804	21.0	2,361	13.0	2,128	11.8
Unallocated	-	-	-	-	-	-	-	-	34	-
Totals	$22,761	100.0%	$19,668	100.0%	$16,391	100.0%	$13,200	100.0%	$12,024	100.0%

For further discussion and detail regarding the Allowance for Loan Loss, please refer to Part II, Item 8 Financial Statements and Supplemental Data, Note 4 Loans of this Report.

PREMISES AND EQUIPMENT

Premises and equipment amounted to $14.4 million and $14.1 million at June 30, 2022 and 2021, respectively.  Purchases totaled $1.1 million during the year ended June 30, 2022, consisting primarily of building improvements, IT equipment and new ATMs.  Purchases totaled $1.3 million during the year ended June 30, 2021, consisting primarily of building improvements and equipment for a new branch located in Albany, New York, equipment for disaster recovery and new ATMs. Depreciation for the year ended June 30, 2022 totaled $826,000, compared to $775,000 for the year ended June 30, 2021.  There were no disposals of premises and equipment during the fiscal years ended June 30, 2022 and 2021.

PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets totaled $15.2 million at June 30, 2022, compared to $8.5 million at June 30, 2021, an increase of $6.7 million.  The increase was due to an increase of $7.0 million in deferred taxes due to the increase in unrealized losses on available for sale securities, offset by a decrease of $176,000 in prepaid expense.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as FRE, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis. Upon transfer to FRE, if the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.  There were $68,000 in FRE assets at June 30, 2022.  At June 30, 2021, there were $64,000 in FRE assets.

DEPOSITS

Deposits totaled $2.2 billion at June 30, 2022 and $2.0 billion at June 30, 2021, an increase of $207.5 million, or 10.4%. Noninterest-bearing deposits increased $13.6 million, or 7.8%, NOW deposits increased $133.4 million, or 9.9%, money market deposits increased $11.8 million, or 8.1%, savings deposits increased $42.7 million, or 14.2% and certificates of deposits increased $6.0 million, or 17.3% when comparing June 30, 2022 and June 30, 2021.  Included within certificates of deposits at June 30, 2022 were $7.2 million in brokered certificates of deposit. Deposits increased during the year ended June 30, 2022 as a result of an increase in new account relationships and stimulus funds deposited across all three of our primary business lines, retail, commercial and municipal.

Index
	At June 30,
	2022		2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Transaction and savings deposits:
Noninterest-bearing deposits	$187,697	8.5%	$174,114	8.7%	$138,187	9.2%
Certificates of deposit	40,801	1.8	34,791	1.7	35,625	2.4
Savings deposits	343,731	15.5	301,050	15.0	241,371	16.1
Money market deposits	157,623	7.1	145,832	7.3	133,970	8.9
NOW deposits	1,482,752	67.0	1,349,321	67.3	951,922	63.4
Total deposits	$2,212,604	100.0%	$2,005,108	100.0%	$1,501,075	100.0%

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the bank regulatory reporting:

	At June 30,
(Dollars in thousands)	2022	2021	2020
Estimated amount of uninsured deposits	$328,352	$278,632	$172,852

The following table presents the maturity distribution of certificates of deposits of $250,000 or more:

(Dollars in thousands)	At June 30, 2022
Portion of certificates of deposits in excess of insurance limits	$3,385

Certificates of deposits otherwise uninsured with a maturity of:
Within three months	$1,401
After three but within six months	300
After six but within twelve months	301
Over twelve months	1,383

The amount of certificates of deposit by time remaining to maturity as of June 30, 2022 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Report.

BORROWINGS

At June 30, 2022, borrowings for the Company amounted to $173.0 million, compared to $22.6 million at June 30, 2021, an increase of $150.4 million.  At June 30, 2022, borrowings consisted of $49.3 million of Fixed-to-Floating Rate Subordinated Notes and $123.7 million of overnight borrowings with Federal Home Loan Bank of New York (“FHLB”). During the year ended June 30, 2022, the Company repaid $3.0 million of short-term borrowings with Atlantic Central Bankers Bank.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At June 30, 2022, there were $19.7 million of Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months. These notes are callable on September 15, 2026. At June 30, 2022, there were $29.6 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

The Company’s borrowing agreements are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Report.

Index
OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities, totaled $28.4 million at June 30, 2022, compared to $23.0 million at June 30, 2021, an increase of $5.4 million.  This increase was due primarily to increased accrued expenses for various employee benefit plans, including short-term and long-term incentive plans, and supplemental executive retirement plan.  The ASU 2016-02 lease liability also increased by $119,000 when comparing the year ended June 30, 2022 to June 30, 2021. This was partially offset by a decrease in the pension liability of $404,000 when comparing the year ended June 30, 2022 to June 30, 2021. For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note 10 Stock-Based Compensation of this Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $157.7 million at June 30, 2022 from $149.6 million at June 30, 2021, resulting primarily from net income of $28.0 million partially offset by dividends declared and paid of $2.6 million and increase in other comprehensive loss, net of taxes of $17.2 million. Other comprehensive loss increased during the year due to the change in the market value of securities available for sale. On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2022, the Company had repurchased a total of 24,400 shares of the 200,000 shares authorized by the repurchase program. The Company did not repurchase any shares during the year ended June 30, 2022.

Selected Equity Data:	At June 30,
	2022	2021
Shareholders’ equity to total assets, at end of period	6.13%	6.80%
Book value per share	$18.53	$17.57
Closing market price of common stock	$45.29	$28.12

	For the years ended June 30,
	2022	2021
Average shareholders’ equity to average assets	6.60%	7.12%
Dividend payout ratio[1]	15.81%	17.08%
Actual dividends paid to net income[2]	9.41%	10.15%

[1]
The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share. No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.

[2]
Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended; September 30, 2020; December 31, 2020; June 30, 2021; September 30, 2021; December 31, 2021 and March 31, 2022. Dividends declared during the three months ended March 31, 2021 and June 30, 2022 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Years Ended June 30, 2022 and 2021

Average Balance Sheet

The following table sets forth certain information relating to the Company for the years ended June 30, 2022 and 2021.  For the years indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Fiscal Years Ended June 30,
		2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Loans receivable[1]	$1,144,308	$47,125	4.12%	$1,060,471	$45,275	4.27%
Securities non-taxable	652,468	9,517	1.46	455,684	7,953	1.75
Securities taxable	413,721	6,595	1.59	296,006	4,958	1.68
Interest-earning bank balances and federal funds	79,489	157	0.20	79,345	81	0.10
FHLB stock	1,462	50	3.42	1,144	61	5.33
Total interest-earning assets	2,291,448	63,444	2.77%	1,892,650	58,328	3.08%
Cash and due from banks	13,474			12,526
Allowance for loan losses	(21,107)			(18,191)
Other noninterest-earning assets	82,255			44,604
Total assets	$2,366,070			$1,931,589

Interest-Bearing Liabilities:
Savings and money market deposits	$467,543	$759	0.16%	$403,360	$952	0.24%
NOW deposits	1,446,381	2,434	0.17	1,156,672	2,895	0.25
Certificates of deposit	34,948	283	0.81	35,044	374	1.07
Borrowings	51,193	1,963	3.83	22,386	962	4.30
Total interest-bearing liabilities	2,000,065	5,439	0.27%	1,617,462	5,183	0.32%
Noninterest-bearing deposits	185,712			155,657
Other noninterest-bearing liabilities	24,195			20,959
Shareholders' equity	156,098			137,511
Total liabilities and equity	$2,366,070			$1,931,589

Net interest income		$58,005			$53,145
Net interest rate spread			2.50%			2.76%
Net earnings assets	$291,383			$275,188
Net interest margin			2.53%			2.81%
Average interest-earning assets to average interest-bearing liabilities	114.57%			117.01%

[1]	Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Index
Taxable-equivalent net interest income and net interest margin

	For the year ended June 30,
(Dollars in thousands)	2022	2021
Net interest income (GAAP)	$58,005	$53,145
Tax-equivalent adjustment(1)	3,670	3,032
Net interest income (fully taxable-equivalent)	$61,675	$56,177

Average interest-earning assets	$2,291,448	$1,892,650
Net interest margin (fully taxable-equivalent)	2.69%	2.97%

(1) Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 21% for federal income taxes for the periods ended June 30, 2022 and 2021, and 4.44% for New York State income taxes for the periods ended June 30, 2022 and 2021.

Rate / Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:

(i)	Change attributable to changes in volume (changes in volume multiplied by prior rate);
(ii)	Change attributable to changes in rate (changes in rate multiplied by prior volume); and
(iii)	The net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Years Ended June 30,
	2022 versus 2021			2021 versus 2020
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$3,484	$(1,634)	$1,850	$7,938	$(1,822)	$6,116
Securities non-taxable	3,040	(1,476)	1,564	2,627	(1,749)	878
Securities taxable	1,884	(247)	1,637	2,034	(3,442)	(1,408)
Interest-earning bank balances and federal funds	-	76	76	274	(815)	(541)
FHLB stock	14	(25)	(11)	(15)	(16)	(31)
Total interest-earning assets	8,422	(3,306)	5,116	12,858	(7,844)	5,014

Interest-Bearing Liabilities:
Savings and money market deposits	146	(339)	(193)	224	(620)	(396)
NOW deposits	610	(1,071)	(461)	1,881	(5,400)	(3,519)
Certificates of deposit	(1)	(90)	(91)	(15)	(90)	(105)
Borrowings	1,117	(116)	1,001	152	570	722
Total interest-bearing liabilities	1,872	(1,616)	256	2,242	(5,540)	(3,298)
Net change in net interest income	$6,550	$(1,690)	$4,860	$10,616	$(2,304)	$8,312

[1]	Calculated net of deferred loan fees, loan discounts, and loans in process.

As the above table shows, net interest income for the fiscal year ended June 30, 2022 has been affected most significantly by the increase in volume of loans and securities, partially offset by an increase in volume of interest-bearing liabilities and a decrease in rate on interest-earning assets. Net interest rate spread decreased 26 basis points to 2.50% for the fiscal year ended June 30, 2022 as compared to 2.76% for the fiscal year ended June 30, 2021.  Net interest margin decreased 28 basis points to 2.53% for the fiscal year ended June 30, 2022 as compared to 2.81% for the fiscal year ended June 30, 2021.

Index
The Federal Reserve Board has taken a number of measures in an attempt to slow inflation. The Federal Reserve Board changed their Monetary Policy to raise rates in the recent two quarters. The rise in the federal funds rate will have a positive impact to the Company’s interest spread and margin as the rates on new loans and securities purchased are at a higher rate than in the prior year.   The Company continually monitors its interest rate risk, the impact to net interest income and capital from the increase in interest rate and is well within established limits.

INTEREST INCOME

Interest income for the year ended June 30, 2022 amounted to $63.4 million as compared to $58.3 million for the year ended June 30, 2021, an increase of $5.1 million, or 8.8%.  The increase in average loan and securities balances had the greatest impact on interest income when comparing the years ended June 30, 2022 and 2021.   Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $2.3 billion for the year ended June 30, 2022 as compared to $1.9 billion for the year ended June 30, 2021, an increase of $398.8 million, or 21.1%.   The yield earned on such assets decreased 31 basis points to 2.77% for the year ended June 30, 2022 as compared to 3.08% for the year ended June 30, 2021.

Interest income earned on loans increased to $47.1 million for the year ended June 30, 2022 as compared to $45.3 million for the year ended June 30, 2021.  Average loans outstanding increased $83.8 million, or 7.9%, to $1.1 billion for the year ended June 30, 2022 as compared to $1.1 billion for the year ended June 30, 2021.  The yield on such loans decreased 15 basis points to 4.12% for the year ended June 30, 2022 as compared to 4.27% for the year ended June 30, 2021. At June 30, 2022, approximately 56.4% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.

Interest income earned on securities (excluding FHLB stock) increased to $16.1 million for the year ended June 30, 2022 as compared to $12.9 million for the year ended June 30, 2021.  Included in interest income earned on securities is yield maintenance payments received when various agency mortgage-backed securities prepaid in advance of maturity of $264,000 for the year ended June 30, 2022, a decrease of $565,000 from $829,000 when compared to June 30, 2021. The average balance of securities increased $314.5 million to $1.1 billion for the year ended June 30, 2022 as compared to $751.7 million for the year ended June 30, 2021 resulting from growth in deposits within our retail, commercial and municipal lines of business.  The average yield on such securities-non taxable decreased 29 basis points to 1.46% for the year ended June 30, 2022 as compared to 1.75% for the year ended June 30, 2021.  The average yield on such securities-taxable decreased 9 basis points to 1.59% for the year ended June 30, 2022 as compared to 1.68% for the year ended June 30, 2021.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.

Interest income earned on federal funds and interest-earning deposits amounted to $157,000 for the year ended June 30, 2022 as compared to $81,000 for the year ended June 30, 2021.  The average balance of federal funds and interest-earning deposits increased marginally at $79.5 million for the year ended June 30, 2022 as compared to $79.3 million for the year ended June 30, 2021.  Dividends on FHLB stock decreased to $50,000 for the year ended June 30, 2022 as compared to $61,000 for the year ended June 30, 2021.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2022 amounted to $5.4 million as compared to $5.2 million for the year ended June 30, 2021, an increase of $0.2 million, or 4.9%.  The increase in average balance of interest-bearing liabilities had the greatest impact on interest expense when comparing the years ended June 30, 2022 and 2021. Total average interest-bearing liabilities increased to $2.0 billion for the year ended June 30, 2022 as compared to $1.6 billion for the year ended June 30, 2021, an increase of $382.6 million, or 23.7%.  Much of this increase related to NOW accounts, primarily resulting from growth in new deposit relationships within our retail, commercial and municipal lines of business. The overall rate paid on interest-bearing liabilities decreased 5 basis points to 0.27% for the year ended June 30, 2022 compared to 0.32% for the year ended June 30, 2021.

Interest expense paid on savings and money market accounts amounted to $759,000 for the year ended June 30, 2022 as compared to $952,000 for the year ended June 30, 2021, a decrease of $193,000, or 20.3%. The average rate paid on savings and money market accounts decreased 8 basis points to 0.16% for the year ended June 30, 2022 as compared to 0.24% for the year ended June 30, 2021.  The average balance of savings and money market accounts increased by $64.2 million to $467.5 million for the year ended June 30, 2022 as compared to $403.4 million for the year ended June 30, 2021.

Interest expense paid on NOW accounts amounted to $2.4 million for the year ended June 30, 2022 as compared to $2.9 million for the year ended June 30, 2021, a decrease of $461,000 or 15.9%. The average rate paid on NOW accounts decreased 8 basis points to 0.17% for the year ended June 30, 2022 as compared to 0.25% for the year ended June 30, 2021.  The average balance of NOW accounts increased by $289.7 million to $1.4 billion for the year ended June 30, 2022 as compared to $1.2 billion for the year ended June 30, 2021.

Index
Interest expense paid on certificates of deposit amounted to $283,000 for the year ended June 30, 2022 as compared to $374,000 for the year ended June 30, 2021, a decrease of $91,000.  The average rate paid on certificates of deposit decreased 26 basis points to 0.81% for the year ended June 30, 2022 as compared to 1.07% for the year ended June 30, 2021.  The average balance on certificates of deposit was $35.0 million at both the year ended June 30, 2022 and June 30, 2021.

Interest expense on borrowings amounted to $2.0 million for the year ended June 30, 2022 as compared to $962,000 for the year ended June 30, 2021, as the average balance of borrowings increased $28.8 million to $51.2 million for the year ended June 30, 2022 as compared to $22.4 million for the year ended June 30, 2021. The average rate paid on borrowings decreased 47 basis points to 3.83% from 4.30% during the period.  The decrease in the average rate and increase in average valance of borrowings was due to the Company entering into subordinated note purchase agreements in September 2021, which was at a lower rate than the subordinated note purchase agreements purchased in September of 2020.

PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. Provision for loan losses amounted to $3.3 million and $4.0 million for the years ended June 30, 2022 and 2021, respectively, a decrease of $696,000. The provision for the year ended June 30, 2022 was due to further downgrades in classified loans and loan growth, offset by economic improvements, including full labor participation, as well as the lifting of the COVID-19 pandemic restrictions. The provision for the year ended June 30, 2021 was mainly due to the economic uncertainty related to the COVID-19 pandemic and loan growth.  The allocation of this provision was primarily for commercial real estate and commercial loans.  For additional details relating to the allocation of the provision for loan losses, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this report.

NONINTEREST INCOME

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2022	2021	Amount	Percent
Service charges on deposit accounts	$4,439	$3,414	$1,025	30.02%
Debit card fees	4,381	3,860	521	13.50
Investment services	944	732	212	28.96
E-commerce fees	107	113	(6)	(5.31)
Bank owned life insurance	1,269	425	844	198.59
Other operating income	997	1,123	(126)	(11.22)
Total noninterest income	$12,137	$9,667	$2,470	25.55%

Noninterest income increased $2.4 million, or 25.6%, to $12.1 million for the year ended June 30, 2022 as compared to $9.7 million for the year ended June 30, 2021.  The increase was primarily due to an increase in service charges on deposit accounts and debit card fees, which is a result from continued growth in the number of deposit accounts and checking accounts with debit cards. There was also increase from the income from bank owned life insurance purchased in at the end of the prior fiscal year with additional purchases in the current fiscal year.

NONINTEREST EXPENSE

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2022	2021	Amount	Percent
Salaries and employee benefits	$20,667	$19,166	$1,501	7.83%
Occupancy expense	2,305	2,169	136	6.27
Equipment and furniture expense	806	637	169	26.53
Service and data processing fees	2,589	2,621	(32)	(1.22)
Computer software, supplies and support	1,531	1,369	162	11.83
Advertising and promotion	491	491	-	0.00
FDIC insurance premiums	826	738	88	11.92
Legal and professional fees	1,414	1,212	202	16.67
Other	3,330	2,820	510	18.09
Total noninterest expense	$33,959	$31,223	$2,736	8.76%

Index
Noninterest expense increased $2.8 million, or 8.8%, to $34.0 million for the year ended June 30, 2022 as compared to $31.2 million for the year ended June 30, 2021. The increase during the year ended June 30, 2022 was primarily due to an increase in salaries and employee benefits expense resulting from creating 14 new positions during the year.  The new positions were required to support growth in our lending department, human resource department, marketing department, information technology department and finance department.  Other expense increased for the year ended June 30, 2022, compared to the year ended June 30, 2021 due to The Bank of Greene County’s contributing $250 thousand to The Bank of Greene County Charitable Foundation in both September 2021 and June 2022.

INCOME TAXES

Provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 14.9% and 13.3% for the years ended June 30, 2022 and 2021, respectively.  The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity resources. The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans and securities, as well as lines of credit and term borrowing facilities available through the Federal Home Loan Bank as needed.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and borrowings are greatly influenced by general interest rates, economic conditions and competition.

The Company’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.  At June 30, 2022, cash and cash equivalents totaled $69.0 million, or 2.7% of total assets.

The Company’s primary investing activities are the origination of residential and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $143.4 million and $92.9 million and purchases of securities totaled $669.2 million and $626.6 million for the years ended June 30, 2022 and 2021, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities and borrowings.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2022 and 2021, as the Company originated loans for retention in its portfolio.

The Company experienced a net increase in total deposits of $207.5 million and $504.0 million for the years ended June 30, 2022 and 2021, respectively.  Deposits increased during the year ended June 30, 2022 as a result of an increase in new account relationships across all three of our primary business lines, retail, commercial and municipal.  The Company continues to benefit from consolidation of other depository institutions within its market area and has successfully launched several marketing campaigns aimed at different segments of the market.

The Company monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in interest-earning deposits with the Federal Reserve Bank of New York.  In the event the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During the year ended June 30, 2022, The Bank of Greene County’s maximum borrowing from the FHLB reached $123.7 million and the minimum amounted to no borrowings.  As of the year ended June 30, 2022 there were $123.7 borrowings outstanding with the FHLB.  The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.  At June 30, 2022, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	2.95%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	10.99%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	23.18%

Off-balance sheet arrangements. In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments to fund new loans and unused portions of lines of credit and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of June 30, 2022, are not necessarily indicative of future cash requirements.

Index
The Company’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2022 and 2021:

(In thousands)	2022	2021
Unfunded loan commitments	$213,420	$121,775
Unused lines of credit	85,971	86,456
Standby letters of credit	189	175
Total commitments	$299,580	$208,406

The Company anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit scheduled to mature in one year or less from June 30, 2022 totaled $26.8 million.  Based upon the Company’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential and commercial real estate mortgage loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  There were no municipal letters of credit outstanding at June 30, 2022.

The Company has risk participation agreements (“RPAs”) which are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment.  RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at June 30, 2022 or 2021.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. There was no credit exposure associated with risk participations-ins as of June 30, 2022 due to the recent rise in interest rate and was $7.2 million at June 30, 2021.  The RPAs participations-ins are spread out over four financial institution counterparties and terms range between 5 to 14 years.

Capital Resources.  The Company and the Bank considers current needs and future growth, with the sources of capital being the retention of earnings, less dividends paid, and proceeds from the issuance of subordinated debt. The Company believes its current capital is adequate to support ongoing operations. As a result of the significant growth in assets, the Company contributed $7.0 million of additional capital to The Bank of Greene County during the fiscal year ended June 30, 2022.  At June 30, 2022 and 2021, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 17. Regulatory Matters of this Report.  Shareholders’ equity represented 6.1% and 6.8% of total consolidated assets at June 30, 2022 and 2021, respectively.

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

Index
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements which may impact the Company’s financial statements are discussed within Part II, Item 8 Financial Statements and Supplementary Data, Note 1 Summary of significant accounting policies of this Report.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

While the Company’s loan portfolio is subject to risks associated with the local economy, the Company’s most significant form of market risk is interest rate risk because most of the Company’s assets and liabilities are sensitive to changes in interest rates. The Company’s assets consist primarily of mortgage loans, which have longer maturities than the Company’s liabilities, which consist primarily of deposits.  The Company does not engage in any derivative-based hedging transactions, such as interest rate swaps and caps.  Due to the complex nature and additional risk often associated with derivative hedging transactions, such as counterparty risk, it is the Company’s policy to continue its strategy of mitigating interest rate risk through balance sheet composition. The Company’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Company’s assets and liabilities in the context of various interest rate scenarios.  Tools used to evaluate and manage interest rate risk include measuring net interest income sensitivity (“NII”), economic value of equity (“EVE”) sensitivity and GAP analysis.  These standard interest rate risk measures are described more fully below.    Factors beyond management’s control, such as market interest rates and competition, also have an impact on interest income and interest expense.

In recent years, the Company has followed the following strategies to manage interest rate risk:

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

By investing in liquid securities, which can be sold to take advantage of interest rate shifts, and originating adjustable rate commercial real estate and commercial loans with shorter average durations, the Company believes it is better positioned to react to changes in market interest rates.  Investments in short-term securities, however, generally bear lower yields than longer-term investments.  Thus, these strategies may result in lower levels of interest income than would be obtained by investing in longer-term fixed-rate investments.

Net Interest Income Analysis.  One of the most significant measures of interest risk is net interest income sensitivity (“NII”). NII is the measurement of the sensitivity of the Company’s net interest income to changes in interest rates and is computed for instantaneous rate shocks and a series of rate ramp assumptions. The net interest income sensitivity can be viewed as the exposure to changes in interest rates in the balance sheet as of the report date. The net interest income sensitivity measure does not take into account any future change to the balance sheet.  The Company has a relatively low level of NII sensitivity and is well within policy limits in all positive rate shock scenarios. This means that the Company’s income exposure to rising rates is projected to be relatively low.  The Company’s largest risk is a declining rate environment.

The analysis of NII sensitivity is limited by the fact that it does not take into account any future changes in the balance sheet.  Therefore, the Company also performs dynamic modeling which utilizes a projected balance sheet and income statement based on budget and planning assumptions and then stress tests those projections in various economic environments and interest rate scenarios. In each economic scenario that is modeled, assumptions pertaining to growth volumes, income, expenses and asset quality are adjusted based on what the likely impact of the economic scenario will be.  By incorporating the Company’s financial projections into the analysis, the Company can better understand the impact that the implementation of those plans would have on its overall interest rate risk, and thereby better manage its interest rate risk position.

Index
EVE Analysis.  Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents the Company’s EVE.  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2022.  Assumptions made by the Company relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2022.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between The Company’s estimated value of assets and value of liabilities assuming no change in interest rates.

The following sets forth The Company’s EVE as of June 30, 2022.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change From Par	% Change From Par	EVE Ratio[1]	Change[2]
+300 bp	$181,627	$(114,526)	(38.67)%	7.96%	(386	)bps
+200 bp	215,285	(80,868)	(27.31)	9.16	(266)
+100 bp	256,523	(39,630)	(13.38	10.57	(125)
PAR	296,153	-	-	11.82	-
-100 bp	333,656	37,503	12.66	12.89	107

[1]	Calculated as the estimated EVE divided by the present value of total assets.
[2]	Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

In the current rising interest rate environment, EVE sensitivity has increased across the industry, as the loans and investments were being priced during a historically low rate environment and as the Federal Reserve’s monetary policy is to raise interest rates in response to the inflationary pressure, the loans and investments will lose value and move out the sensitivity curve.  EVE sensitivity will continue to increase further if rates continue to rise and loans and investments lose value. The Company’s EVE modeling projects that the EVE will decrease in instantaneous rate shocks and as of the reporting date, the +200 bp and +300 bp is outside of the Company’s policy limits. This was due to the seasonality of the Company’s deposit outflows, which resulted in the Company increasing the overnight borrowings as of the reporting date.  Should the ratios remain outside of the Company’s policy as of the next reporting date, the Company will take direct actions to correct the policy exceptions.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher-yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2022, The Company’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest-earning assets were positive 15.73% and 8.35% respectively.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

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

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2022, expressed an unqualified opinion.

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

Allowance for Loan Losses – Qualitative Factor Component

The allowance for loan losses as of June 30, 2022 was $22.8 million.  As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The level of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, payment status of the loan and economic conditions.

Index
Critical Audit Matters (Continued)

The allowance consists of specific and general components in the amounts of $2.4 million and $20.4 million, respectively. Specific reserves estimate potential losses on identified impaired loans with uncertain collectability of principal and interest. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors. The general component is calculated using a systematic methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. For purposes of the allowance methodology, the loan portfolio is segmented as described in Note 4. Each segment has a distinct set of risk characteristics monitored by management. Risk is further assessed and monitored and determined at a more disaggregated level, which includes the risk grading system as described in Note 4 under Credit Quality Indicators.

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

Our audit procedures related to the qualitative factors included the following, among others:

•	Assessing management’s methodology and considering whether relevant risks were reflected in the modeled provision and whether adjustments to modeled calculations were appropriate.
•
Evaluating the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors and considering whether the sources of data and factors that management used in forming the assumptions are relevant, reliable, and sufficient for the purpose based on the information gathered.

•
Evaluating the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments for consistency with each other, the supporting data, relevant historical data, and industry data.

•	Analytically evaluating the qualitative adjustment in the current year compared to prior years for directional consistency and reasonableness.
•	Testing the calculations used by management to translate the assumptions and key factors into the allowance estimated amount.

We have served as the Company’s auditor since 2018.

/s/ Bonadio & Co., LLP
Syracuse, New York
September 9, 2022

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on Internal Control over Financial Reporting
We have audited Greene County Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated September 9, 2022, expressed an unqualified opinion.

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

/s/ Bonadio & Co., LLP
Syracuse, New York
September 9, 2022

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2022 and 2021
(In thousands, except share and per share amounts)

ASSETS	2022	2021
Total cash and cash equivalents	$69,009	$149,775

Long term certificates of deposit	4,107	4,553
Securities available-for-sale, at fair value	408,062	390,890
Securities held-to-maturity, at amortized cost (fair value $710,453 at June 30, 2022; $519,042 at June 30, 2021)	761,852	496,914
Equity securities, at fair value	273	307
Federal Home Loan Bank stock, at cost	6,803	1,091

Loans	1,251,987	1,108,408
Allowance for loan losses	(22,761)	(19,668)
Unearned origination fees and costs, net	129	(2,793)
Net loans receivable	1,229,355	1,085,947

Premises and equipment, net	14,362	14,137
Bank owned life insurance	53,695	40,425
Accrued interest receivable	8,917	7,781
Foreclosed real estate	68	64
Prepaid expenses and other assets	15,237	8,451
Total assets	$2,571,740	$2,200,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$187,697	$174,114
Interest-bearing deposits	2,024,907	1,830,994
Total deposits	2,212,604	2,005,108

Borrowings from Federal Home Loan Bank, short-term	123,700	-
Borrowings from other banks, short-term	-	3,000
Subordinated notes payable, net	49,310	19,644
Accrued expenses and other liabilities	28,412	22,999
Total liabilities	2,414,026	2,050,751

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340 Outstanding – 8,513,414 shares at June 30, 2022 and June 30, 2021	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	165,127	139,775
Accumulated other comprehensive loss	(18,383)	(1,161)
Treasury stock, at cost 97,926 shares at June 30, 2022 and at June 30, 2021	(908)	(908)
Total shareholders’ equity	157,714	149,584
Total liabilities and shareholders’ equity	$2,571,740	$2,200,335

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2022 and 2021
(In thousands, except share and per share amounts)

	2022	2021
Interest income:
Loans	$47,125	$45,275
Investment securities - taxable	1,653	816
Mortgage-backed securities	4,992	4,203
Investment securities - tax exempt	9,517	7,953
Interest-bearing deposits and federal funds sold	157	81
Total interest income	63,444	58,328

Interest expense:
Interest on deposits	3,476	4,221
Interest on borrowings	1,963	962
Total interest expense	5,439	5,183

Net interest income	58,005	53,145
Provision for loan losses	3,278	3,974
Net interest income after provision for loan losses	54,727	49,171

Noninterest income:
Service charges on deposit accounts	4,439	3,414
Debit card fees	4,381	3,860
Investment services	944	732
E-commerce fees	107	113
Bank owned life insurance	1,269	425
Other operating income	997	1,123
Total noninterest income	12,137	9,667

Noninterest expense:
Salaries and employee benefits	20,667	19,166
Occupancy expense	2,305	2,169
Equipment and furniture expense	806	637
Service and data processing fees	2,589	2,621
Computer software, supplies and support	1,531	1,369
Advertising and promotion	491	491
FDIC insurance premiums	826	738
Legal and professional fees	1,414	1,212
Other	3,330	2,820
Total noninterest expense	33,959	31,223

Income before provision for income taxes	32,905	27,615
Provision for income taxes	4,919	3,673
Net income	$27,986	$23,942

Basic earnings per share	$3.29	$2.81
Basic average shares outstanding	8,513,414	8,513,414
Diluted earnings per share	$3.29	$2.81
Diluted average shares outstanding	8,513,414	8,513,414
Dividends per share	$0.52	$0.48

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2022 and 2021
(In thousands)

	2022	2021
Net Income	$27,986	$23,942

Other comprehensive (loss) income:

Unrealized holding losses on available-for-sale securities, gross	(24,038)	(1,894)
Tax effect	(6,422)	(492)
Unrealized holding losses on available-for-sale securities, net	(17,616)	(1,402)

Pension actuarial gain, gross	290	680
Tax effect	78	168
Pension actuarial gain, net	212	512

Amortization of pension actuarial losses recognized in salaries and benefits, gross	248	209
Tax effect	66	52
Amortization of pension actuarial losses recognized in salaries and benefits, net	182	157

Total other comprehensive loss, net of taxes	(17,222)	(733)

Comprehensive income	$10,764	$23,209

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2022 and 2021
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2020	$861	$11,017	$118,263	$(428)	$(908)	$128,805
Dividends declared			(2,430)			(2,430)
Net income			23,942			23,942
Other comprehensive loss, net of taxes				(733)		(733)
Balance at June 30, 2021	$861	$11,017	$139,775	$(1,161)	$(908)	$149,584
Dividends declared			(2,634)			(2,634)
Net income			27,986			27,986
Other comprehensive loss, net of taxes				(17,222)		(17,222)
Balance at June 30, 2022	$861	$11,017	$165,127	$(18,383)	$(908)	$157,714

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2022 and 2021
(In thousands)

	2022	2021
Cash flows from operating activities:
Net Income	$27,986	$23,942
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	826	775
Deferred income tax benefit	(682)	(2,025)
Net amortization of investment premiums and discounts	3,386	3,573
Net accretion of deferred loan costs and fees	(3,320)	(3,767)
Amortization of subordinated debt issuance costs	165	67
Provision for loan losses	3,278	3,974
Bank owned life insurance income	(1,269)	(425)
Net loss (gain) on equity securities	34	(40)
Net gain on sale of foreclosed real estate	(39)	(66)
Net decrease in accrued income taxes	(1)	(606)
Net (increase) decrease in accrued interest receivable	(1,136)	426
Net decrease (increase) in prepaid expenses and other assets	176	(934)
Net increase in accrued expenses and other liabilities	5,950	2,859
Net cash provided by operating activities	35,354	27,753

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	242,983	217,201
Purchases of securities	(315,639)	(412,520)
Principal payments on securities	29,912	27,276
Securities held-to-maturity:
Proceeds from maturities	54,207	41,138
Purchases of securities	(353,573)	(214,120)
Principal payments on securities	32,596	58,133
Net (purchase) redemption of Federal Home Loan Bank Stock	(5,712)	135
Purchase of long term certificate of deposit	-	(1,231)
Maturity of long term certificate of deposit	425	735
Purchase of bank owned life insurance	(12,000)	(40,000)
Net increase in loans receivable	(143,406)	(92,932)
Proceeds from sale of foreclosed real estate	75	302
Purchases of premises and equipment	(1,051)	(1,254)
Net cash used in investing activities	(471,183)	(417,137)

Cash flows from financing activities:
Net increase in short-term FHLB advances	123,700	-
Net decrease in short-term advances from other banks	(3,000)	(14,884)
Repayment of long-term FHLB advances	-	(7,600)
Net proceeds from subordinated notes payable	29,501	19,577
Payment of cash dividends	(2,634)	(2,430)
Net increase in deposits	207,496	504,033
Net cash provided by financing activities	355,063	498,696

Net (decrease) increase in cash and cash equivalents	(80,766)	109,312
Cash and cash equivalents at beginning of year	149,775	40,463
Cash and cash equivalents at end of year	$69,009	$149,775

Non-cash investing activities:
Foreclosed loans transferred to other real estate	$40	$300
Cash paid during period for:
Interest	$5,182	$4,956
Income taxes	$5,602	$6,304

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1.	Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the “Company”) and its subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s subsidiaries Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd.  All material inter-company accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries.  At June 30, 2022, the Bank has 17 full-service offices and an operations center located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank continues to service these loans.  Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of the Company, incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

Charter

The Company and its parent mutual holding company, Greene County Bancorp, MHC (the “MHC”) are federally chartered and regulated and examined by the Federal Reserve Board.  The Bank, the subsidiary of the Company is also federally chartered and regulated and examined by the Office of the Comptroller of the Currency (the “OCC”).

The Commercial Bank is a New York State-chartered financial institution, regulated and examined by the New York State Department of Financial Services.  Greene Property Holdings, Ltd. is a New York corporation.

As a federal savings association, the Bank must satisfy the qualified thrift lender, or “QTL”, requirement by meeting one of two tests: the Home Owners’ Loan Act (“HOLA”) QTL test or the Internal Revenue Service (IRS) Domestic Building and Loan Association (DBLA) test.  The federal savings association may use either test to qualify and may switch from one test to the other.

Under the HOLA QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

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

Index
A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  During the years ended June 30, 2022 and 2021, The Bank elected to utilize the IRS DBLA test and satisfied the requirements of this test.

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

The Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, intent to sell the security, whether it is more likely than not we will be required to sell the security before recovery, whether loss is expected, external credit ratings and recent downgrades.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value through earnings.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions, investments (with original maturity of three months or less), and overnight federal funds sold.  The amounts of interest-bearing deposits included as cash equivalents at June 30, 2022 and 2021 were $54.7 million and $137.5 million, respectively.

Securities

The Company has classified its investments in debt securities as either available-for-sale or held-to-maturity and equity securities.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income (loss) component of shareholders’ equity, net of applicable income taxes.  Held-to-maturity securities are those debt securities which management has the intent the ability to hold to maturity and are reported at amortized cost.  Equity securities are recorded at fair value, with net unrealized gains and losses recognized in income. The Company does not have trading securities in its portfolio.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit losses that is inherent in the loan portfolio as of the balance sheet date. The allowance is maintained at a level that the Company deems adequate to absorb all reasonably anticipated probable losses from specifically known and other risks associated with the portfolio. The allowance for loan losses is maintained by a provision for loan losses charged to expense, reduced by net charge-offs and increased by recoveries of loans previously charged off.  The level of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, payment status of the loan and economic conditions.

The Company evaluates nonaccrual loans that are over $250 thousand and all trouble debt restructured loans individually for impairment, if it is probable that the Company will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral, less estimated costs to sell.  The majority of the Company’s loans, including most nonaccrual loans, are small homogeneous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

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

To determine the allowance for the non-impaired loans the company applies the historical loss rate to pools of loans with similar risk characteristics. After consideration of the historic loss analysis, management applies additional qualitative adjustments so that the allowance for loan losses is reflective of the estimate of incurred losses that exist in the loan portfolio at the balance sheet date.  Qualitative adjustments are made if the incurred loan losses inherent in the loan portfolio are not fully captured in the historical loss analysis. Qualitative considerations include changes in underwriting standards and policies; changes in market and economy; changes in nature volume and terms, experience; changes in the ability and depth of lending management and staff; changes in volume of delinquency and nonaccruals; changes in the quality of the loan review system; changes in collateral, changes in concentrations of credit; and other external factors.

Income Recognition on Impaired and Nonaccrual loans

The Company generally places a loan, including impaired loans, on nonaccrual status when it is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more.  Any unpaid interest previously accrued on these loans is reversed from income.  When a loan is specifically determined to be impaired, collection of interest and principal are generally applied as a reduction to principal outstanding until the collection of the remaining balance is reasonably assured.  Interest income on all nonaccrual loans is recognized on a cash basis.

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

Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock.  From time to time, the Company may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to the Company’s earnings per share, book value per share and general market and economic factors.  On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2022, the Company had repurchased a total of 24,400 shares of the 200,000 shares authorized by the repurchase program.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the years ended June 30, 2022 and 2021.

Index
Revenue Recognition

ASC 606 does not apply to the majority of the Company’s revenue-generating transactions, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following is a summary of revenues subject to ASC 606 for the years ended June 30, 2022 and 2021.

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

Advertising

The Company follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $491,000 for both the years ended June 30, 2022 and 2021.

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

Index
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

Earnings Per Share

Basic Earnings Per Share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations. See Note 11 for calculation of EPS.

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

Accounting Pronouncements to be adopted in future periods

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other topics in  ASU 2019-04 include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following:  accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, consideration of prepayments in determining the effective interest rate, consideration of estimated costs to sell when foreclosure is probable, vintage disclosures— line-of-credit arrangements converted to term loans, and contractual extensions and renewals. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13.  In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326 Financial Instruments Credit Losses provides additional clarification to specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption.  At this time, we have not calculated the estimated impact that this Update will have on our allowance for credit losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. To date, the Company has implemented a detailed project plan, established a governance structure, selected a software vendor, hired resources to support the CECL modeling, incorporated data requirements and enhancements into our standard processes, selected portfolio segmentations and determined the credit loss methodology for each portfolio. We are in process of documenting accounting policy elections and documenting process and controls. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding small reporting companies such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses which amends the implementation effective date for small reporting companies, such as the Company, and non-public business entities, for fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will implement this standard for the fiscal year beginning July 1, 2023.

Index
In March 2020, the FASB issued an Update (ASU 2020-04), Reference Rate Reform (Topic 848). On January 7, 2021, the FASB issued (ASU 2021-01), which refines the scope of ASC 848 and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the London Interbank Offered Rate (“LIBOR”) or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  The Company does not expect the impact of adopting the new guidance on the consolidated financial statements to have a material impact. The Company’s LIBOR exposure is minimal and limited to a couple of participation loans and risk participation agreements. The Company is working with the lead lenders to execute the required contract modifications.

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

Note 2.	Balances at other banks

The Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank which is included in cash and due from banks on the Company’s balance sheet.  In April 2020, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero, therefore there was no reserve requirement included in cash and due from banks at June 30, 2022 and June 30, 2021.

Note 3.	Securities

The Company’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2022, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

Securities at June 30, 2022 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,066	$-	$1,747	$11,319
U.S. treasury securities	20,158	-	1,731	18,427
State and political subdivisions	247,978	374	276	248,076
Mortgage-backed securities-residential	33,186	-	3,289	29,897
Mortgage-backed securities-multi-family	99,353	-	15,644	83,709
Corporate debt securities	17,884	-	1,250	16,634
Total securities available-for-sale	431,625	374	23,937	408,062
Securities held-to-maturity:
U.S. treasury securities	33,623	-	1,643	31,980
State and political subdivisions	493,897	2,760	35,747	460,910
Mortgage-backed securities-residential	42,461	1	2,242	40,220
Mortgage-backed securities-multi-family	171,921	2	13,895	158,028
Corporate debt securities	19,900	16	651	19,265
Other securities	50	-	-	50
Total securities held-to-maturity	761,852	2,779	54,178	710,453
Total securities	$1,193,477	$3,153	$78,115	$1,118,515

Securities at June 30, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,079	$36	$212	$12,903
U.S. treasury securities	19,672	165	1	19,836
State and political subdivisions	200,436	220	-	200,656
Mortgage-backed securities-residential	34,861	287	167	34,981
Mortgage-backed securities-multi-family	119,359	1,042	994	119,407
Corporate debt securities	3,008	129	30	3,107
Total securities available-for-sale	390,415	1,879	1,404	390,890
Securities held-to-maturity:
U.S. treasury securities	10,938	28	2	10,964
State and political subdivisions	341,364	17,184	303	358,245
Mortgage-backed securities-residential	28,450	584	90	28,944
Mortgage-backed securities-multi-family	100,330	4,635	12	104,953
Corporate debt securities	9,892	111	65	9,938
Other securities	5,940	58	-	5,998
Total securities held-to-maturity	496,914	22,600	472	519,042
Total securities	$887,329	$24,479	$1,876	$909,932

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$11,319	$1,747	5	$-	$-	-	$11,319	$1,747	5
U.S. treasury securities	18,427	1,731	8	-	-	-	18,427	1,731	8
State and political subdivisions	140,324	276	148	-	-	-	140,324	276	148
Mortgage-backed securities-residential	29,872	3,289	27	-	-	-	29,872	3,289	27
Mortgage-backed securities-multi-family	71,631	12,868	29	12,078	2,776	5	83,709	15,644	34
Corporate debt securities	16,634	1,250	16	-	-	-	16,634	1,250	16
Total securities available-for-sale	288,207	21,161	233	12,078	2,776	5	300,285	23,937	238
Securities held-to-maturity:
U.S. treasury securities	31,980	1,643	9	-	-	-	31,980	1,643	9
State and political subdivisions	353,837	35,564	2,362	735	183	5	354,572	35,747	2,367
Mortgage-backed securities-residential	39,865	2,242	27	-	-	-	39,865	2,242	27
Mortgage-backed securities-multi-family	155,726	13,895	68	-	-	-	155,726	13,895	68
Corporate debt securities	10,751	651	11	-	-	-	10,751	651	11
Total securities held-to-maturity	592,159	53,995	2,477	735	183	5	592,894	54,178	2,482
Total securities	$880,366	$75,156	2,710	$12,813	$2,959	10	$893,179	$78,115	2,720

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

Management evaluated these securities considering the factors as outlined in Note 1 of these consolidated financial statements, and based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2022.  Management believes that the reasons for the decline in fair value are due to the rising interest rates at the reporting date.  As of June 30, 2022, unrealized losses were primarily attributable to changes in interest rates as it relates to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not, that the Company will be required to sell the security before recovery of the amortized cost basis.

There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2022 or 2021. During the years ended June 30, 2022 and 2021, there were no sales of securities and no gains or losses were recognized.  There were no other-than-temporary impairment losses recognized during the years ended June 30, 2022 and 2021.

Index
The estimated fair values of debt securities at June 30, 2022, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$247,893	$247,992
After one year through five years	19,679	18,436
After five years through ten years	30,014	26,753
After ten years	1,500	1,275
Total available-for-sale debt securities	299,086	294,456
Mortgage-backed and asset-backed securities	132,539	113,606
Total available-for-sale securities	431,625	408,062

Held-to-maturity debt securities
Within one year	67,643	67,283
After one year through five years	166,934	163,809
After five years through ten years	136,661	130,164
After ten years	176,232	150,949
Total held-to-maturity debt securities	547,470	512,205
Mortgage-backed securities	214,382	198,248
Total held-to-maturity securities	761,852	710,453
Total securities	$1,193,477	$1,118,515

As of June 30, 2022 and 2021, respectively, securities with an aggregate fair value of $892.9 million and $892.1 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank.  As of June 30, 2022 and 2021, securities with an aggregate fair value of $17.4 million and $3.9 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. The Company did not participate in any securities lending programs during the years ended June 30, 2022 or 2021.

Note 4.	Loans

Loan segments and classes at June 30, 2022 and 2021 are summarized as follows:
	At June 30,
(In thousands)	2022	2021
Residential real estate:
Residential real estate	$360,824	$325,167
Residential construction and land	15,298	10,185
Multi-family	63,822	41,951
Commercial real estate:
Commercial real estate	595,635	472,887
Commercial construction	83,748	62,763
Consumer loan:
Home equity	17,877	18,285
Consumer installment	4,512	4,942
Commercial loans	110,271	172,228
Total gross loans	1,251,987	1,108,408
Allowance for loan losses	(22,761)	(19,668)
Deferred cost and (fees)	129	(2,793)
Loans receivable, net	$1,229,355	$1,085,947

At June 30, 2022 and 2021, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

Index
The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).   An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a 2-5 year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA, extended the life of the PPP, creating a second round of PPP loans for eligible businesses. The Company participated in the CAA’s second round of PPP lending.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, of the loan proceeds used for other qualifying expenses.  The Bank of Greene County originated these loans to support local businesses for fiscal year ended June 30, 2021 and 2020.  The Company received fees from the SBA for originating these loans, which were deferred and recognized in income on a level-yield basis as the loans were repaid or forgiven by the SBA. As of the fiscal year ended June 30, 2022 and June 30, 2021, the Company recognized $3.2 million and $4.1 million in fee income respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged for borrowing and stand-by letters of credit to the Federal Home Loan Bank of New York (“FHLB”) amounted to approximately $445.6 million and $405.3 million of its residential and commercial mortgage portfolios at June 30, 2022 and June 30, 2021, respectively.

 Credit Quality Indicators

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk. Consistent with regulatory guidelines, the company provides for the classification of loans considered being of lesser quality.  Such ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a full loss reserve and/or charge-off is not warranted. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”

When the Company classifies problem assets as either Substandard or Doubtful, it generally establishes a specific valuation allowance or “loss reserve” in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans.  When the Company identifies problem loans as being impaired, it is required to evaluate whether the Company will be able to collect all amounts due either through repayments or the liquidation of the underlying collateral.  If it is determined that impairment exists, the Company is required either to establish a specific allowance for losses equal to the amount of impairment of the assets, or to charge-off such amount.  The Company’s determination as to the classification of its loans and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances.  The Company reviews its portfolio quarterly to determine whether any assets require classification in accordance with applicable regulations.

The Company primarily has four segments within its loan portfolio that it considers when measuring credit quality: residential real estate loans, commercial real estate loans, consumer loans and commercial loans.  The residential real estate portfolio consists of residential, construction, and multi-family loan classes. Commercial real estate loans consist of commercial real estate and commercial construction loan classes. Consumer loans consist of home equity loan and consumer installment loan classes. The inherent risk within the loan portfolio varies depending upon each of these loan types.

Residential mortgage loans, including home equity loans, which are collateralized by residences are generally made in amounts up to 85.0% of the appraised value of the property.  In the event of default by the borrower the Company will acquire and liquidate the underlying collateral.  By originating the loan at a loan-to-value ratio of 85.0% or less, the Company limits its risk of loss in the event of default.  However, the market values of the collateral may be adversely impacted by declines in the economy.  Home equity loans may have an additional inherent risk if the Company does not hold the first mortgage.  The Company may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

Index
Construction lending generally involves a greater degree of risk than other residential mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property within specified cost limits.  The Company completes inspections during the construction phase prior to any disbursements.  The Company limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower’s ability to repay the loan.

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

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans. In addition, consumer loans expand the products and services offered by the Company to better meet the financial services needs of its customers.  Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the nature of the underlying collateral.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s personal financial stability.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be collateral-based, with loan amounts based on fixed loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.   The Company has formed relationships with other community banks within our region to participate in larger commercial loan relationships.  These types of loans are generally considered to be riskier due to the size and complexity of the loan relationship.  By entering into a participation agreement with the other bank, the Company can obtain the loan relationship while limiting its exposure to credit loss.  Management completes its due diligence in underwriting these loans and monitors the servicing of these loans.

Loan balances by internal credit quality indicator as of June 30, 2022 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$355,474	$28	5,322	360,824
Residential construction and land	15,297	-	1	15,298
Multi-family	63,730	92	-	63,822
Commercial real estate	555,451	13,777	26,407	595,635
Commercial construction	83,748	-	-	83,748
Home equity	17,369	-	508	17,877
Consumer installment	4,500	-	12	4,512
Commercial loans	104,364	996	4,911	110,271
Total gross loans	$1,199,933	$14,893	$37,161	$1,251,987

Index
Loan balances by internal credit quality indicator as of June 30, 2021 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$321,826	$88	$3,253	$325,167
Residential construction and land	10,185	-	-	10,185
Multi-family	41,589	-	362	41,951
Commercial real estate	441,004	9,690	22,193	472,887
Commercial construction	55,819	5,944	1,000	62,763
Home equity	17,727	-	558	18,285
Consumer installment	4,942	-	-	4,942
Commercial loans	165,649	963	5,616	172,228
Total gross loans	$1,058,741	$16,685	$32,982	$1,108,408

The Company had no loans classified doubtful or loss at June 30, 2022 or June 30, 2021.  During the year ended June 30, 2022, the Company further downgraded construction, commercial real estate and commercial loans from pass and special mention to substandard due to deterioration in borrower cash flows, delinquent payments and further financial deterioration or not improving financial performance.  Management continues to monitor these loan relationships closely. In total there were 9 commercial real estate loan relationships and 1 commercial loan relationship that have been downgraded to substandard, and there were 3 commercial real estate loan relationships and 1 commercial loan relationship that have been downgraded to special mention during the year ended June 30, 2022.  At June 30, 2022, these loans were all performing. Management continues to monitor these loan relationships closely.

During the year ended June 30, 2022, there was one consumer installment loan with a pre-modification and post- modification outstanding recorded investment of $5,000, which the maturity date was extended, thereby reducing the monthly payments for the borrower.  There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2021 or 2020, which have subsequently defaulted during the twelve months ended June 30, 2022 or 2021, respectively.

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

In order to assist borrowers through the COVID-19 pandemic, the Company instituted a loan deferment program whereby deferral of payments were provided.  Payment deferrals consisted of either principal deferrals or full payment deferrals.  As allowed under the CARES Act, and as amended by Section 541 of the Consolidated Appropriations Act of 2021, the Company did not report these loans as delinquent and Trouble Debt Restructuring disclosures. The Company continued to recognize interest income during the deferral period as long as they were deemed collectible. During the quarter ended March 31, 2022, in accordance with the CARES Act and Consolidated Appropriations Act of 2021, the loan deferral program ended, therefore there were no loans that have payments deferred as of year end June 30, 2022.

Index
The following table details loans that had payments deferred as of June 30, 2021.

	Full Payment Deferral		Principal Payment Deferral		Total Deferral
(Dollars in thousands)	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Commercial real estate	$6,119	3	$1,346	3	$7,465	6
Commercial loans	572	2	-	-	572	2
Total	$6,691	5	$1,346	3	$8,037	8

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Loans on nonaccrual status totaled $6.3 million at June 30, 2022 of which $528,000 were in the process of foreclosure.  At June 30, 2022, there were three residential loans totaling $426,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.4 million of loans which were less than 90 days past due at June 30, 2022, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $2.3 million at June 30, 2021 of which $260,000 were in the process of foreclosure. At June 30, 2021, there were two residential loans totaling $158,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2021, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2022:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$66	$1,676	$592	$2,334	$358,490	$360,824	$2,948
Residential construction and land	-	1	-	1	15,297	15,298	1
Multi-family	-	-	-	-	63,822	63,822	-
Commercial real estate	-	385	1,147	1,532	594,103	595,635	1,269
Commercial construction	-	-	-	-	83,748	83,748	-
Home equity	3	-	179	182	17,695	17,877	188
Consumer installment	22	17	-	39	4,473	4,512	7
Commercial loans	-	28	19	47	110,224	110,271	1,904
Total gross loans	$91	$2,107	$1,937	$4,135	$1,247,852	$1,251,987	$6,317

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2021:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$-	$630	$650	$1,280	$323,887	$325,167	$1,324
Residential construction and land	-	-	-	-	10,185	10,185	-
Multi-family	-	-	-	-	41,951	41,951	-
Commercial real estate	-	5,266	123	5,389	467,498	472,887	444
Commercial construction	-	-	-	-	62,763	62,763	-
Home equity	33	40	224	297	17,988	18,285	237
Consumer installment	26	13	-	39	4,903	4,942	-
Commercial loans	-	230	117	347	171,881	172,228	296
Total gross loans	$59	$6,179	$1,114	$7,352	$1,101,056	$1,108,408	$2,301

The Company had no accruing loans delinquent 90 days or more at June 30, 2022 and June 30, 2021.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed. The decrease from June 30, 2021 to June 30, 2022 in 60-89 days past due for commercial real estate was attributable to one large loan that is classified as substandard who was current as of June 30, 2022.

Index
Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, the Company considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans or nonaccrual loans that are over $250 thousand and all trouble debt restructured loans are reviewed individually and considered impaired if it is probable that the Company will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of the Company’s loans, including most nonaccrual loans, are small homogeneous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2022			For the year ended June 30, 2022
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$990	$990	$-	$669	$17
Commercial real estate	67	67	-	281	9
Home equity	128	128	-	128	-
Consumer installment	5	5	-	2	1
Commercial loans	346	346	-	158	6
Impaired loans with no allowance	1,536	1,536	-	1,238	33

With an allowance recorded:
Residential real estate	1,953	1,953	588	1,713	53
Commercial real estate	3,698	3,698	1,118	1,740	120
Commercial construction	102	102	1	102	-
Home equity	320	320	44	320	14
Commercial Loans	3,162	3,162	596	3,360	138
Impaired loans with allowance	9,235	9,235	2,347	7,235	325

Total impaired:
Residential real estate	2,943	2,943	588	2,382	70
Commercial real estate	3,765	3,765	1,118	2,021	129
Commercial construction	102	102	1	102	-
Home equity	448	448	44	448	14
Consumer installment	5	5	-	2	1
Commercial loans	3,508	3,508	596	3,518	144
Total impaired loans	$10,771	$10,771	$2,347	$8,473	$358

Index
	As of June 30, 2021			For the year ended June 30, 2021
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$370	$370	$-	$387	$14
Multi-family	-	-	-	30	-
Commercial real estate	281	281	-	313	4
Home equity	224	224	-	186	-
Commercial loans	95	95	-	148	8
Impaired loans with no allowance	970	970	-	1,064	26

With an allowance recorded:
Residential real estate	723	723	103	971	32
Multi-family	-	-	-	-	-
Commercial real estate	945	945	58	236	4
Commercial construction	102	102	1	102	-
Home equity	321	321	73	366	18
Commercial Loans	3,234	3,234	156	1,121	135
Impaired loans with allowance	5,325	5,325	391	2,796	189

Total impaired:
Residential real estate	1,093	1,093	103	1,358	46
Multi-family	-	-	-	30	-
Commercial real estate	1,226	1,226	58	549	8
Commercial construction	102	102	1	102	-
Home equity	545	545	73	552	18
Commercial loans	3,329	3,329	156	1,269	143
Total impaired loans	$6,295	$6,295	$391	$3,860	$215

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The Company disaggregates its loan portfolio as noted in the below allowance for loan losses tables to evaluate for impairment collectively based on historical loss experience.  The Company evaluates nonaccrual loans that are over $250 thousand and all trouble debt restructured loans individually for impairment, if it is probable that the Company will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements. Loans that are guaranteed, such as SBA loans, are excluded from the homogeneous pool of loans and no allowance is allocated to this segment of the portfolio.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The Company charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Company more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made. Included within consumer installment loan charge-offs and recoveries are deposit accounts that have been overdrawn in excess of 60 days. With continued growth in the number of deposit accounts, charge-off activity within this category has also grown, as can be seen from the tables below. For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.

The Company recognizes that depending upon the duration of the COVID-19 pandemic and the adequacy of strategies in place by local and federal governments, borrowers may not have the ability to repay their debts which may ultimately result in losses to the Company.  Management continues to closely monitor credit relationships, particularly those on payment deferral or adversely classified.

Index
The following tables set forth the activity and allocation of the allowance for loan losses by loan class during and at the periods indicated.  The allowance is allocated to each loan class based on historical loss experience, current economic conditions, and other considerations.

	Activity for the year ended June 30, 2022
(In thousands)	Balance June 30, 2021	Charge-offs	Recoveries	Provision	Balance June 30, 2022
Residential real estate	$2,012	$27	$13	$375	$2,373
Residential construction and land	106	-	-	35	141
Multi-family	186	-	-	(67)	119
Commercial real estate	13,049	-	-	3,172	16,221
Commercial construction	1,535	-	-	(421)	1,114
Home equity	165	-	-	(76)	89
Consumer installment	267	454	115	421	349
Commercial loans	2,348	112	280	(161)	2,355
Total	$19,668	$593	$408	$3,278	$22,761

	Activity for the year ended June 30, 2021
(In thousands)	Balance June 30, 2020	Charge-offs	Recoveries	Provision	Balance June 30, 2021
Residential real estate	$2,091	$26	$13	$(66)	$2,012
Residential construction and land	141	-	-	(35)	106
Multi-family	176	-	-	10	186
Commercial real estate	8,634	-	-	4,415	13,049
Commercial construction	2,053	-	-	(518)	1,535
Home equity	295	-	-	(130)	165
Consumer installment	197	309	124	255	267
Commercial loans	2,804	500	1	43	2,348
Total	$16,391	$835	$138	$3,974	$19,668

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2022 Impairment Analysis		Ending Balance June 30, 2022 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$588	$1,785	$2,943	$357,881
Residential construction and land	-	141	-	15,298
Multi-family	-	119	-	63,822
Commercial real estate	1,118	15,103	3,765	591,870
Commercial construction	1	1,113	102	83,646
Home equity	44	45	448	17,429
Consumer installment	-	349	5	4,507
Commercial loans	596	1,759	3,508	106,763
Total	$2,347	$20,414	$10,771	$1,241,216

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2021 Impairment Analysis		Ending Balance June 30, 2021 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$103	$1,909	$1,093	$324,074
Residential construction and land	-	106	-	10,185
Multi-family	-	186	-	41,951
Commercial real estate	58	12,991	1,226	471,661
Commercial construction	1	1,534	102	62,661
Home equity	73	92	545	17,740
Consumer installment	-	267	-	4,942
Commercial loans	156	2,192	3,329	168,899
Total	$391	$19,277	$6,295	$1,102,113

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of June 30, 2022 and 2021:

(in thousands)	2022	2021
Residential real estate	$68	$64
Total foreclosed real estate	$68	$64
Note 5.	Premises and Equipment

A summary of premises and equipment at June 30, 2022 and 2021, is as follows:

(In thousands)	2022	2021
Land	$2,916	$2,916
Building and improvements	18,863	18,117
Furniture and equipment	5,540	5,235
Less: accumulated depreciation	(12,957)	(12,131)
Total premises and equipment	$14,362	$14,137

Note 6.	Deposits

Major classifications of deposits at June 30, 2022 and 2021 are summarized as follows:

(In thousands)	2022	2021
Noninterest-bearing deposits	$187,697	$174,114
Certificates of deposit	40,801	34,791
Savings deposits	343,731	301,050
Money market deposits	157,623	145,832
NOW deposits	1,482,752	1,349,321
Total deposits	$2,212,604	$2,005,108

Advance payments by borrowers for taxes and insurance totaling $10.1 million and $9.6 million at June 30, 2022 and 2021, respectively, are included in savings deposits.

Related-party deposits were not material at June 30, 2022 and 2021.

Index
The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2022.

(In thousands)	3 Months or Less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$13,607	$5,101	$6,083	$12,625	$37,416
Certificates of deposit $250,000 or more	1,401	300	301	1,383	3,385
Total certificates of deposit	$15,008	$5,401	$6,384	$14,008	$40,801

Certificates of deposit less than $250,000 due within 3 months or less, includes $7.2 million in brokered deposits at June 30, 2022.

Scheduled maturities of certificates of deposit at June 30, 2022 were as follows:

(In thousands)
The year ended June 30,
2023	$26,793
2024	9,477
2025	3,219
2026	816
2027	496
$40,801
Note 7.	Borrowings

At  June 30, 2022, the Bank had pledged approximately $445.6 million of its residential and commercial mortgage portfolios as collateral for borrowings and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $318.5 million at June 30, 2022, of which $123.7 million in short-term overnight borrowings and zero stand-by letters of credit outstanding at June 30, 2022.  Interest rates on short term borrowings are determined at the time of borrowing.  There were no long-term fixed rate, fixed term advances at June 30, 2022.  At June 30, 2021, the Bank had pledged approximately $405.3 million of its residential and commercial mortgage portfolios as collateral for borrowings and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $296.3 million at June 30, 2021, with no borrowings, stand-by letters of credit and overnight borrowings outstanding at June 30, 2021.  There was no overnight borrowings outstanding at June 30, 2021.  Interest rates on short term borrowings are determined at the time of borrowing. There were no long-term fixed rate, fixed term advances at June 30, 2021.

The Bank has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank’s request, on behalf of the Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At June 30, 2022 and 2021, there were no outstanding amount of stand-by letters of credit with the FHLB which have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2022 and 2021 there were no balances outstanding with the Federal Reserve Bank discount window.

The Bank has established unsecured lines of credit with Atlantic Central Bankers Bank for $15.0 million and two other financial institutions for $50.0 million. The Company has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  There were no borrowings outstanding with Atlantic Central Bankers Bank at June 30, 2022 and $3.0 million outstanding at June 30, 2021.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements (“SNPA”) with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At June 30, 2022, there were $19.7 million of these SNPAs outstanding, net of issuance costs.

On September 15, 2021, the Company entered into SNPAs with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At June 30, 2022, there were $29.6 million of these SNPAs outstanding, net of issuance costs.

Index
The sales of the SNPAs were made in a private placement to accredited investors under the exemption from registration provided under Securities and Exchange Commission Rule 506.  The Notes are not registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

For regulatory purposes, the Company allocated the SNPAs to The Bank of Greene County to qualify as Tier 1 capital subject to a 25% of capital limitation under risk-based capital guidelines. The portion that exceeds the 25% of capital limitation qualifies as Tier 2 capital.

At June 30, 2022, there was no long-term borrowings and therefore no scheduled maturities of long-term borrowings.

Note 8.	Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss as of June 30, 2022 and 2021, respectively, are presented in the following table:

	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - June 30, 2020	$1,750	$(2,178)	$(428)
Other comprehensive (loss) income before reclassification	(1,402)	512	(890)
Amounts reclassified to other non-interest expense	-	157	157
Other comprehensive (loss) income for the year ended June 30, 2021	(1,402)	669	(733)
Balance - June 30, 2021	348	(1,509)	(1,161)
Other comprehensive (loss) income before reclassification	(17,616)	212	(17,404)
Amounts reclassified to other non-interest expense	-	182	182
Other comprehensive (loss) income for the year ended June 30, 2022	(17,616)	394	(17,222)
Balance - June 30, 2022	$(17,268)	$(1,115)	$(18,383)

Note 9.	Employee Benefit Plans

Defined Benefit Plan

The Bank maintains a single-employer defined benefit pension plan (the “Pension Plan”). Effective January 1, 2006, the Board of Directors of the Bank resolved to exclude from membership in the Pension Plan employees hired on or after January 1, 2006 and elected to cease additional benefit accruals to existing Pension Plan participants effective July 1, 2006.  Substantially all Bank employees who were hired before January 1, 2006 and attained the age of 21 are covered by the Pension Plan.  Under the Pension Plan, retirement benefits are primarily a function of both years of service and level of compensation, at July 1, 2006.  This defined benefit pension plan is accounted for in accordance with FASB ASC Topic 715 guidance on “Compensation – Retirement Benefits, Defined Benefit Plans – Pension”, which requires the Company to recognize in its consolidated financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Changes in the funded status of the single-employer defined benefit pension plan are reported as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20), provides changes to the disclosure requirements for defined benefit plans. The Company adopted the provisions of ASU 2018-14 as of June 30, 2021 and it did not have a material impact.

Index
Information regarding the Pension Plan at June 30, 2022 and 2021 is as follows:

(In thousands)
Change in projected benefit obligation:	2022	2021
Benefit obligation at beginning of period	$6,278	$6,504
Interest cost	166	163
Actuarial loss	(1,235)	(120)
Benefits paid	(592)	(269)
Benefit obligation at June 30	4,617	6,278

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	5,759	5,214
Actual (loss) return on plan assets	(665)	814
Employer contributions	-	-
Benefits paid	(592)	(269)
Fair value of plan assets at June 30	4,502	5,759
Underfunded status at June 30 included in other liabilities	$115	$519

The Company does not anticipate that it will make any contributions during the year ended June 30, 2023.

The components of net periodic pension costs related to the Pension Plan for the years ended June 30, 2022 and 2021 were as follows:

(In thousands)	2022	2021
Interest cost	$166	$163
Expected return on plan assets	(281)	(254)
Amortization of net loss	130	209
Effect of settlement	118	-
Net periodic pension expense	$133	$118

The accumulated benefit obligation for the pension plan was $4.6 million and $6.3 million at June 30, 2022 and 2021, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended June 30, 2022 and 2021 consisted of the following:

(In thousands)	2022	2021
Actuarial loss on plan assets and benefit obligations	$538	$889
Deferred tax expense	144	220
Net change in plan assets and benefit obligations recognized in other comprehensive income	$394	$669

Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2022 and 2021 are as follows:

(In thousands)
Other liabilities:	2022	2021
Projected benefit obligation in excess of fair value of pension plan	$115	$519
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(1,115)	$(1,509)

Index
The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2022	2021
Discount rate	4.43%	2.71%
Net periodic pension expense:
Amortization period, in years	11	11
Discount rate	2.71%	2.56%
Expected long-term rate of return on plan assets	5.00%	5.00%

The discount rate used in the measurement of the Bank’s pension obligation is based on the Citigroup Pension Liability Index based on expected benefit payments of the pension plan. The discount rates are evaluated at each measurement date to give effect to changes in the general interest rates. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The selected rate considers the historical and expected future investment trends of the present and expected assets in the plan. Since this is a frozen plan, the compensation rate is zero percent.

The weighted average asset allocation and fair value of our pension plan assets at June 30, 2022 and 2021 was as follows:

(Dollars in thousands)	2022		2021
	Fair Value		Fair Value

Cash and cash equivalents	$-	-%	$57	1.0%
Mutual funds – balanced	850	18.9	1,035	18.0
Mutual funds – fixed income	2,366	52.6	2,983	51.8
Mutual funds – equity	1,286	28.5	1,684	29.2
Total plan assets	$4,502	100%	$5,759	100.0%

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

Expected benefit payments under the pension plan over the next ten years at June 30, 2022 are as follows:

(In thousands)
2023	$244
2024	241
2025	242
2026	239
2027	237
2028-2032	1,268

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 50% of their total compensation on a pre-tax basis.  The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  The Company contributions associated with the contribution plan amounted to $413,000 and $373,000 in the years ended June 30, 2022 and 2021, respectively.

Index
Employee Stock Ownership Plan (“ESOP”)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after three years of service.  During the years ended June 30, 2022 and 2021, the Board of Directors authorized the payment of $160,000 and $150,000, respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2022 and 2021, respectively.  ESOP expense was $150,000 and $149,000 for the years ended June 30, 2022 and 2021, respectively.  There were no unearned shares at June 30, 2022 or 2021.

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

The net periodic pension costs related to the SERP Plan for the years ended June 30, 2022 and 2021 were $1.2 million and $1.3 million, respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $9.9 million and $8.2 million as of June 30, 2022 and June 30, 2021, respectively, and is included in accrued expenses and other liabilities.

Note 10.	Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. At June 30, 2022 and 2021, the Plan had 5,800,000 options authorized of which, 5,773,402 and 5,298,282 options had been granted at the respective date.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  The liability for the phantom stock option plan is re-measured at each reporting period based on the difference between the strike price and the current period end book value per share of the Company’s common stock, excluding accumulated other comprehensive income (loss).

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2022 and 2021 is as follows:

	2022	2021
Number of options outstanding at beginning of year	1,507,600	1,765,100
Options granted	475,120	523,700
Options forfeited	-	-
Options paid in cash upon vesting	(503,200)	(781,200)
Number of options outstanding at period end	1,479,520	1,507,600

(In thousands)	2022	2021
Cash paid out on options vested	$3,137	$3,920
Compensation expense recognized	4,291	4,012

The total liability for the long-term incentive plan was $6.1 million and $5.0 million at June 30, 2022 and 2021, respectively, and is included in accrued expenses and other liabilities.

Note 11.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2022 and 2021.

	2022	2021
Net Income	$27,986,000	$23,942,000
Weighted Average Shares – Basic	8,513,414	8,513,414
Effect of Dilutive Stock Options	-	-
Weighted Average Shares - Dilute	8,513,414	8,513,414

Earnings per share - Basic	$3.29	$2.81
Earnings per share - Diluted	$3.29	$2.81

Note 12.	Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2022 and 2021:

(In thousands)	2022	2021
Current expense:
Federal	$4,741	$5,171
State	860	568
Total current expense	5,601	5,739
Deferred benefit	(682)	(2,066)
Total provision for income taxes	$4,919	$3,673

Index
The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2022 and 2021:
	2022	2021
Tax based on federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	1.64	0.20
Tax-exempt income	(6.31)	(6.34)
Captive insurance premium income	(0.96)	(1.22)
Other, net	(0.42)	(0.34)
Total income tax expense	14.95%	13.30%

The components of the deferred tax assets and liabilities at June 30, 2022 and 2021 were as follows:

(In thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$6,083	$5,257
Pension benefits	30	138
Unrealized losses on securities	6,243	-
Other benefit plans	4,335	3,584
Total deferred tax assets	16,691	8,979

Deferred tax liabilities:
Depreciation	1,088	998
Net loan costs	1,140	220
Real estate investment trust income	2,839	2,907
Unrealized gains on securities	-	192
Other	244	245
Total deferred tax liabilities	5,311	4,562
Net deferred tax asset included in prepaid expenses and other assets	$11,380	$4,417

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

As of June 30, 2022 and 2021, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months. At June 30, 2022, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve. As of June 30, 2022, tax years ended June 30, 2019 through June 30, 2021, remain open and are subject to Federal and New York State taxing authority examination.

Index
Note 13.	Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

The Company’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2022 and 2021:

(In thousands)	2022	2021
Unfunded loan commitments	$213,420	$121,775
Unused lines of credit	85,971	86,456
Standby letters of credit	189	175
Total commitments	$299,580	$208,406

Commitments to extend credit in the form of loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral, if any, required upon an extension of credit is based on management’s evaluation of customer credit. Commitments to extend mortgage credit are primarily collateralized by first liens on real estate. Collateral on extensions of commercial lines of credit vary but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial property.

As of June 30, 2022, the Company had an open order to receive brokered deposits at maximum aggregate principal amount of $50.0 million. The order was fulfilled on July 5, 2022 in the amount of $50.0 million and was repaid upon maturity on September 8, 2022.

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

RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at June 30, 2022 or 2021.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. There was no credit exposure associated with risk participations-ins as of June 30, 2022 due to the recent rise in interest rate and was $7.2 million at June 30, 2021. The current amount of credit exposure is spread out over four counterparties, and terms range between 5 to 14 years.

Index
Note 14.	Operating Leases

The Company leases certain branch properties under long-term, operating lease agreements.  The Company’s operating lease agreements contain lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.  The following includes quantitative data related to the Company’s operating leases as of June 30, 2022 and 2021:

(In thousands, except weighted-average information).
Operating lease amounts:	2022	2021
Right-of-use assets	$1,980	$1,887
Lease liabilities	$2,040	$1,921

Other information:
Operating outgoing cash flows from operating leases	$352	$339
Right-of-use assets obtained in exchange for new operating lease liabilities	$415	$625

(In thousands)
Lease costs	2022	2021
Operating lease cost	$322	$321
Variable lease cost	$44	$40

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of June 30, 2022:

(in thousands)
Within the twelve months ended June 30,
2023	$359
2024	374
2025	377
2026	352
2027	302
Thereafter	409
Total undiscounted cash flow	2,173
Less net present value adjustment	(133)
Lease liability	$2,040

	2022	2021
Weighted-average remaining lease term (years)	4.88	5.76
Weighted-average discount rate	2.13%	2.24%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s statement of condition.

Note 15.	Concentrations of Credit Risk

The Company grants residential, consumer and commercial loans to customers primarily located in the mid-Hudson valley region of New York, including Greene County.  Over the last several years the Company has emphasized expansion into new markets in southern Albany, Columbia and Ulster counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon employment and other economic factors throughout Greene and its contiguous counties.

Index
Note 16.	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2022 and 2021 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$11,319	$-	$11,319	$-
U.S. Treasury securities	18,427	-	18,427	-
State and political subdivisions	248,076	-	248,076	-
Mortgage-backed securities-residential	29,897	-	29,897	-
Mortgage-backed securities-multi-family	83,709	-	83,709	-
Corporate debt securities	16,634	-	16,634	-
Securities available-for-sale	408,062	-	408,062	-
Equity securities	273	273	-	-
Total securities measured at fair value	$408,335	$273	$408,062	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$12,903	$-	$12,903	$-
U.S. Treasury securities	19,836	-	19,836	-
State and political subdivisions	200,656	-	200,656	-
Mortgage-backed securities-residential	34,981	-	34,981	-
Mortgage-backed securities-multi-family	119,407	-	119,407	-
Corporate debt securities	3,107	-	3,107	-
Securities available-for-sale	390,890	-	390,890	-
Equity securities	307	307	-	-
Total securities measured at fair value	$391,197	$307	$390,890	$-

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Impaired loans	$9,401	$2,347	$7,054	$-	$-	$7,054
Foreclosed real estate	68	-	68	-	-	68
							4
June 30, 2021
Impaired loans	$5,449	$391	$5,058	$-	$-	$5,058
Foreclosed real estate	64	-	64	-	-	64

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
June 30, 2022
Impaired Loans	$4,333	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	21.67%
			Liquidation expenses(3)	3.98%-5.58%	4.72%
	2,721	Discounted cash flow	Discount rate	4.19%-11.95%	6.21%
Foreclosed real estate	68	Appraisal of collateral(1)	Appraisal adjustments(2)	10.46%	10.46%
June 30, 2021
Impaired Loans	$473	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	24.94%
			Liquidation expenses(3)	3.98%-5.58%	4.50%
	4,585	Discounted cash flow	Discount rate	4.19%-7.49%	5.99%
Foreclosed real estate	64	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%-0.00%	0.00%
			Liquidation expenses(3)	8.70%	8.70%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2022 and 2021, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	June 30, 2022		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$69,009	$69,009	$69,009	$-	$-
Long term certificate of deposit	4,107	3,993	-	3,993	-
Securities available-for-sale	408,062	408,062	-	408,062	-
Securities held-to-maturity	761,852	710,453	-	710,453	-
Equity securities	273	273	273	-	-
Federal Home Loan Bank stock	6,803	6,803	-	6,803	-
Net loans receivable	1,229,355	1,170,960	-	-	1,170,960
Accrued interest receivable	8,917	8,917	-	8,917	-
Deposits	2,212,604	2,212,743	-	2,212,743	-
Borrowings	123,700	123,793	-	123,793	-
Subordinated notes payable, net	49,310	49,168	-	49,168	-
Accrued interest payable	603	603	-	603	-

(In thousands)	June 30, 2021		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$149,775	$149,775	$149,775	$-	$-
Long term certificate of deposit	4,553	4,719	-	4,719	-
Securities available-for-sale	390,890	390,890	-	390,890	-
Securities held-to-maturity	496,914	519,042	-	519,042	-
Equity securities	307	307	307	-	-
Federal Home Loan Bank stock	1,091	1,091	-	1,091	-
Net loans receivable	1,085,947	1,081,669	-	-	1,081,669
Accrued interest receivable	7,781	7,781	-	7,781	-
Deposits	2,005,108	2,005,483	-	2,005,483	-
Borrowings	3,000	3,005	-	3,005	-
Subordinated notes payable, net	19,644	19,858	-	19,858	-
Accrued interest payable	346	346	-	346	-

Note 17.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital to risk-weighted assets and a Leverage Ratio of Tier 1 capital to average assets. The rules also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. In addition to maintaining minimum capital ratios, the Bank and Commercial Bank are subject to a capital conservation buffer (“Buffer”) of 2.50% above the minimum to avoid restriction on capital distributions and certain discretionary bonus payments. Management believes that, as of June 30, 2022, The Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

Index
Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of June 30, 2022, the most recent notification from regulators categorized the Bank and Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed either Bank’s category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective		Capital Conservation
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions		Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of June 30, 2022:

Total risk-based capital	$221,236	16.0%	$110,294	8.0%	$137,867	10.0%	8.05%	2.50%
Tier 1 risk-based capital	203,935	14.8	82,720	6.0	110,294	8.0	8.79	2.50
Common equity tier 1 capital	203,935	14.8	62,040	4.5	89,614	6.5	10.29	2.50
Tier 1 leverage ratio	203,935	8.1	100,193	4.0	125,242	5.0	4.14	2.50

As of June 30, 2021:

Total risk-based capital	$184,063	16.9%	$87,384	8.0%	$109,230	10.0%	8.85%	2.50%
Tier 1 risk-based capital	170,335	15.6	65,538	6.0	87,384	8.0	9.59	2.50
Common equity tier 1 capital	170,335	15.6	49,154	4.5	71,000	6.5	11.09	2.50
Tier 1 leverage ratio	170,335	8.0	85,382	4.0	106,728	5.0	3.98	2.50

Greene County Commercial Bank
As of June 30, 2022:

Total risk-based capital	$94,408	41.5%	$18,195	8.0%	$22,744	10.0%	33.51%	2.50%
Tier 1 risk-based capital	94,408	41.5	13,646	6.0	18,195	8.0	35.51	2.50
Common equity tier 1 capital	94,408	41.5	10,235	4.5	14,783	6.5	37.01	2.50
Tier 1 leverage ratio	94,408	8.1	46,874	4.0	58,593	5.0	4.06	2.50

As of June 30, 2021:

Total risk-based capital	$68,116	40.2%	$13,566	8.0%	$16,958	10.0%	32.17%	2.50%
Tier 1 risk-based capital	68,116	40.2	10,175	6.0	13,566	8.0	34.17	2.50
Common equity tier 1 capital	68,116	40.2	7,631	4.5	11,023	6.5	35.67	2.50
Tier 1 leverage ratio	68,116	7.9	34,412	4.0	43,015	5.0	3.92	2.50

Index
Note 18.	Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. for the periods indicated.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
At June 30, 2022 and 2021
(In thousands)

ASSETS	2022	2021
Cash and cash equivalents	$18,891	$279
Investment in subsidiaries	188,638	170,705
Dividend receivable	-	1,500
Prepaid expenses and other assets	90	108
Total assets	$207,619	$172,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings from other banks, short-term	$-	3,000
Subordinated notes payable, net	49,310	19,644
Accrued expenses and other liabilities	595	364
Total liabilities	49,905	23,008
Total shareholders’ equity	157,714	149,584
Total liabilities and shareholders’ equity	$207,619	$172,592

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2022 and 2021
(In thousands)

	2022	2021
INCOME:
Equity in undistributed net income of subsidiaries	$28,155	$20,362
Dividend distributed by subsidiary	2,004	4,834
Interest-earning deposits	1	5
Other income	11	-
Total Income	30,171	25,201

OPERATING EXPENSES:
Legal fees	65	78
Interest on borrowings	1,688	820
Other expense	432	361
Total operating expenses	2,185	1,259
Net income	$27,986	$23,942

Index
Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2022 and 2021
(In thousands)

Cash flow from operating activities:	2022	2021
Net Income	$27,986	$23,942

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(28,155)	(20,362)
Amortization of subordinated debt issuance costs	165	68
Net decrease in prepaid expenses and other assets	18	4
Net decrease (increase) in dividend receivable	1,500	(1,500)
Net increase in total liabilities	231	275
Net cash provided by operating activities	1,745	2,427

Cash flows from Investing Activities:

Investment in subsidiary	(7,000)	(17,500)
Net cash used by investing activities	(7,000)	(17,500)

Cash flows from financing activities:
Net decrease in short-term advances – other banks	(3,000)	(4,000)
Net proceeds from subordinated notes payable	29,501	19,577
Payment of cash dividends	(2,634)	(2,430)
Net cash provided by financing activities	23,867	13,147

Net increase (decrease) in cash and cash equivalents	18,612	(1,926)
Cash and cash equivalents at beginning of year	279	2,205
Cash and cash equivalents at end of year	$18,891	$279
Note 19.	Subsequent events

On July 20, 2022, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.14 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.56 per share which represents a 7.7% increase from the previous annual cash dividend rate of $0.52 per share. The dividend was payable to stockholders of record as of August 15, 2022, and was paid on August 31, 2022.  Greene County Bancorp, MHC waived its right to receive this dividend.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2022 Proxy Statement is incorporated herein by reference.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting appears in Part II, Item 8 of this Report.

Index
ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) is incorporated herein by reference.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2022 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2022 Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of Greene County Bancorp, Inc.’s 2022 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2022 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Reports of Bonadio & Co., LLP are included in this Annual Report on Form 10-K:

Reports of Bonadio & Co., LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of June 30, 2022 and 2021
Consolidated Statements of Income for the years ended June 30, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended June 30, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2022 and 2021
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data

(a)(2)	List of Financial Schedules

Not applicable

Index
(a)(3)	Exhibits

3.1	Charter of Greene County Bancorp, Inc. (incorporated by reference to Current Report on Form 8-K filed on May 29, 2001)

3.2	Bylaws of Greene County Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2015)

3.3	Amendment to Bylaws of Greene County Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on March 19, 2021)

4.0	Form of Stock Certificate of Greene County Bancorp, Inc. (incorporation by reference to Exhibit 4.0 to the Annual Report on Form 10-K filed September 11, 2021)

4.2	Description of Greene County Bancorp, Inc. Securities (incorporation by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed September 11, 2021)

4.3	Subordinated Note Purchase Agreement (incorporated by reference to Current Report on Form 8-K filed on September 18, 2020)

4.4	Subordinated Note 4.75% Fixed to Floating Rate Subordinated Notes due September 17, 2030 (incorporated by reference to Current Report on Form 8-K filed on September 18, 2020)

4.5	Subordinated Note Purchase Agreement (incorporated by reference to Current Report on Form 8-K filed on September 16, 2021)

4.6	Subordinated Note 3.00% Fixed to Floating Rate Subordinated Notes due September 15, 2031 (incorporated by reference to Current Report on Form 8-K filed on September 16, 2020)

10.1	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

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

Index
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

ITEM 16.	Form 10-K Summary

None.

Index
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 9, 2022	By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michelle M. Plummer
Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President,
Chief Operating Officer and Chief Financial Officer
Date:  September 9, 2022

By: /s/ Jay P. Cahalan
Jay P. Cahalan
Director
Date: September 9, 2022

By: /s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date:  September 9, 2022

By: /s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date:  September 9, 2022

By: /s/ Charles H. Schaefer
Charles H. Schaefer
Director
Date:  September 9, 2022

By: /s/ Paul Slutzky
Paul Slutzky
Chairman of the Board
Date:  September 9, 2022

By: /s/ Stephen E. Nelson
Stephen E. Nelson
Director
Date:  September 9, 2022