Form 10-Q
period 2022-09-30
GREENE COUNTY BANCORP INC
filed 2022-11-10
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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

As of November 9, 2022, the registrant had 8,513,414 shares of common stock outstanding at $0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At September 30, 2022 and June 30, 2022
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2022	June 30, 2022
Total cash and cash equivalents	66,924	69,009

Long term certificates of deposit	3,856	4,107
Securities available-for-sale, at fair value	333,603	408,062
Securities held-to-maturity, at amortized cost (fair value $673,436 at September 30, 2022; $710,453 at June 30, 2022)	752,869	761,852
Equity securities, at fair value	254	273
Federal Home Loan Bank stock, at cost	2,445	6,803

Loans	1,349,929	1,251,987
Allowance for loan losses	(22,147)	(22,761)
Unearned origination fees and costs, net	69	129
Net loans receivable	1,327,851	1,229,355

Premises and equipment, net	14,303	14,362
Bank owned life insurance	54,034	53,695
Accrued interest receivable	10,536	8,917
Foreclosed real estate	-	68
Prepaid expenses and other assets	17,546	15,237
Total assets	$2,584,221	$2,571,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$183,186	$187,697
Interest-bearing deposits	2,143,677	2,024,907
Total deposits	2,326,863	2,212,604

Borrowings from Federal Home Loan Bank, short-term	23,400	123,700
Subordinated notes payable, net	49,356	49,310
Accrued expenses and other liabilities	25,016	28,412
Total liabilities	2,424,635	2,414,026

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340; Outstanding – 8,513,414 shares at September 30, 2022, and June 30, 2022	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	173,617	165,127
Accumulated other comprehensive loss	(25,001)	(18,383)
Treasury stock, at cost 97,926 shares at September 30, 2022, and June 30, 2022	(908)	(908)
Total shareholders’ equity	159,586	157,714
Total liabilities and shareholders’ equity	$2,584,221	$2,571,740

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands, except share and per share amounts)

	2022	2021
Interest income:
Loans	$13,382	$12,067
Investment securities - taxable	664	343
Mortgage-backed securities	1,490	1,070
Investment securities - tax exempt	3,077	2,091
Interest-bearing deposits and federal funds sold	27	42
Total interest income	18,640	15,613

Interest expense:
Interest on deposits	2,010	848
Interest on borrowings	796	366
Total interest expense	2,806	1,214

Net interest income	15,834	14,399
Provision for loan losses	(499)	988
Net interest income after provision for loan losses	16,333	13,411

Noninterest income:
Service charges on deposit accounts	1,217	1,069
Debit card fees	1,142	1,083
Investment services	180	213
E-commerce fees	26	33
Bank owned life insurance	340	301
Other operating income	193	230
Total noninterest income	3,098	2,929

Noninterest expense:
Salaries and employee benefits	5,428	4,737
Occupancy expense	524	505
Equipment and furniture expense	158	156
Service and data processing fees	702	638
Computer software, supplies and support	381	378
Advertising and promotion	76	101
FDIC insurance premiums	242	220
Legal and professional fees	451	396
Other	835	830
Total noninterest expense	8,797	7,961

Income before provision for income taxes	10,634	8,379
Provision for income taxes	1,598	1,265
Net income	$9,036	$7,114

Basic and diluted earnings per share	$1.06	$0.84
Basic and diluted average shares outstanding	8,513,414	8,513,414
Dividends per share	$0.14	$0.13

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021
Net Income	$9,036	$7,114
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, gross	(9,031)	(1,848)
Tax effect	(2,413)	(494)
Unrealized holding losses on available-for-sale securities, net	(6,618)	(1,354)

Total other comprehensive loss, net of taxes	(6,618)	(1,354)

Comprehensive income	$2,418	$5,760

See notes to consolidated financial statements.

Index

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2021	$861	$11,017	$139,775	$(1,161)	$(908)	$149,584
Dividends declared			(508)			(508)
Net income			7,114			7,114
Other comprehensive loss, net of taxes				(1,354)		(1,354)
Balance at September 30, 2021	$861	$11,017	$146,381	$(2,515)	$(908)	$154,836

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2022	$861	$11,017	$165,127	$(18,383)	$(908)	$157,714
Dividends declared			(546)			(546)
Net income			9,036			9,036
Other comprehensive loss, net of taxes				(6,618)		(6,618)
Balance at September 30, 2022	$861	$11,017	$173,617	$(25,001)	$(908)	$159,586

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands)
	2022	2021
Cash flows from operating activities:
Net Income	$9,036	$7,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213	205
Deferred income tax benefit	(262)	(355)
Net amortization of investment premiums and discounts	755	860
Net amortization (accretion) of deferred loan costs and fees	76	(1,388)
Amortization of subordinated debt issuance costs	46	25
Provision for loan losses	(499)	988
Bank owned life insurance income	(340)	(301)
Net loss on equity securities	19	10
Loss on sale of foreclosed real estate	5	-
Net (decrease) increase in accrued income taxes	(72)	239
Net increase in accrued interest receivable	(1,619)	(524)
Net decrease in prepaid expenses and other assets	439	776
Net decrease in accrued expense and other liabilities	(3,396)	(752)
Net cash provided by operating activities	4,401	6,897

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	80,476	71,939
Purchases of securities	(22,256)	(102,400)
Proceeds from principal payments on securities	6,898	6,646
Securities held-to-maturity:
Proceeds from maturities	21,539	9,322
Purchases of securities	(21,292)	(95,756)
Proceeds from principal payments on securities	8,297	7,077
Net redemption of Federal Home Loan Bank Stock	4,358	-
Maturity of long-term certificates of deposit	245	180
Purchase of bank owned life insurance	-	(7,000)
Net increase in loans receivable	(98,073)	(10,469)
Proceeds from sale of foreclosed real estate	63	-
Purchases of premises and equipment	(154)	(229)
Net cash used by investing activities	(19,899)	(120,690)

Cash flows from financing activities
Net decrease in short-term FHLB advances	(100,300)	-
Net decrease in short-term advances other banks	-	(3,000)
Net proceeds from subordinated notes payable	-	29,501
Payment of cash dividends	(546)	(508)
Net increase in deposits	114,259	51,354
Net cash provided by financing activities	13,413	77,347

Net decrease in cash and cash equivalents	(2,085)	(36,446)
Cash and cash equivalents at beginning of period	69,009	149,775
Cash and cash equivalents at end of period	$66,924	$113,329

Cash paid during period for:
Interest	$3,266	$1,374
Income taxes	$1,932	$1,381

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three Months Ended September 30, 2022 and 2021

(1)          Basis of Presentation

Within the accompanying unaudited consolidated statements of financial condition, and related notes to the consolidated financial statements, June 30, 2022 data were derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The consolidated financial statements at and for the three months ended September 30, 2022 and 2021 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2022, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. The Company had no material reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2023. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

(2)          Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries. At September 30, 2022, the Bank has 17 full-service offices and an operations center located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities. Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank continues to service these loans.  Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of the Company, incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

Index
(4)          Securities

Securities at September 30, 2022 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,064	$-	$2,400	$10,664
U.S. treasury securities	20,131	-	2,505	17,626
State and political subdivisions	189,759	40	895	188,904
Mortgage-backed securities-residential	31,994	-	4,826	27,168
Mortgage-backed securities-multi-family	93,359	-	20,123	73,236
Corporate debt securities	17,891	-	1,886	16,005
Total securities available-for-sale	366,198	40	32,635	333,603
Securities held-to-maturity:
U.S. treasury securities	33,644	-	2,701	30,943
State and political subdivisions	493,463	1,437	52,136	442,764
Mortgage-backed securities-residential	40,901	-	4,023	36,878
Mortgage-backed securities-multi-family	164,925	-	20,875	144,050
Corporate debt securities	19,895	2	1,137	18,760
Other securities	41	-	-	41
Total securities held-to-maturity	752,869	1,439	80,872	673,436
Total securities	$1,119,067	$1,479	$113,507	$1,007,039

Securities at June 30, 2022 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,066	$-	$1,747	$11,319
U.S. treasury securities	20,158	-	1,731	18,427
State and political subdivisions	247,978	374	276	248,076
Mortgage-backed securities-residential	33,186	-	3,289	29,897
Mortgage-backed securities-multi-family	99,353	-	15,644	83,709
Corporate debt securities	17,884	-	1,250	16,634
Total securities available-for-sale	431,625	374	23,937	408,062
Securities held-to-maturity:
U.S. treasury securities	33,623	-	1,643	31,980
State and political subdivisions	493,897	2,760	35,747	460,910
Mortgage-backed securities-residential	42,461	1	2,242	40,220
Mortgage-backed securities-multi-family	171,921	2	13,895	158,028
Corporate debt securities	19,900	16	651	19,265
Other securities	50	-	-	50
Total securities held-to-maturity	761,852	2,779	54,178	710,453
Total securities	$1,193,477	$3,153	$78,115	$1,118,515

The Company’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. As of September 30, 2022, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$9,087	$1,977	4	$1,577	$423	1	$10,664	$2,400	5
U.S. treasury securities	17,626	2,505	8	-	-	-	17,626	2,505	8
State and political subdivisions	166,656	895	130	-	-	-	166,656	895	130
Mortgage-backed securities-residential	25,817	4,555	29	1,351	271	1	27,168	4,826	30
Mortgage-backed securities-multi-family	60,166	15,341	25	13,070	4,782	7	73,236	20,123	32
Corporate debt securities	16,005	1,886	16	-	-	-	16,005	1,886	16
Total securities available-for-sale	295,357	27,159	212	15,998	5,476	9	311,355	32,635	221
Securities held-to-maturity:
U.S. treasury securities	30,943	2,701	9	-	-	-	30,943	2,701	9
State and political subdivisions	386,038	51,224	4,691	2,601	912	27	388,639	52,136	4,718
Mortgage-backed securities-residential	36,878	4,023	33	-	-	-	36,878	4,023	33
Mortgage-backed securities-multi-family	144,050	20,875	66	-	-	-	144,050	20,875	66
Corporate debt securities	11,260	1,137	12	-	-	-	11,260	1,137	12
Total securities held-to-maturity	609,169	79,960	4,811	2,601	912	27	611,770	80,872	4,838
Total securities	$904,526	$107,119	5,023	$18,599	$6,388	36	$923,125	$113,507	5,059

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

Index
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

For debt securities, credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  For equity securities, the entire amount of OTTI is recognized in earnings.  During the quarter ended  September 30, 2022, interest rates have increased, causing the unrealized loss on debt securities to increase, which does not indicate OTTI. Management has evaluated securities considering the other factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2022.

There were no transfers of securities available-for-sale to held-to-maturity during the three months ended September 30, 2022 or 2021. During the three months ended  September 30, 2022 and 2021, there were no sales of securities and no gains or losses were recognized.  There was no other-than-temporary impairment loss recognized during the three months ended  September 30, 2022 and 2021.

The estimated fair values of debt securities at  September 30, 2022, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$189,675	$188,822
After one year through five years	25,056	22,495
After five years through ten years	24,614	20,701
After ten years	1,500	1,181
Total	240,845	233,199
Mortgage-backed securities	125,353	100,404
Total available-for-sale securities	366,198	333,603

Held-to-maturity debt securities
Within one year	65,466	64,499
After one year through five years	168,220	160,831
After five years through ten years	137,726	126,601
After ten years	175,631	140,577
Total	547,043	492,508
Mortgage-backed securities	205,826	180,928
Total held-to-maturity securities	752,869	673,436
Total debt securities	$1,119,067	$1,007,039

Index
At  September 30, 2022 and June 30, 2022, securities with an aggregate fair value of $839.0 million and $892.9 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank.  At  September 30, 2022 and June 30, 2022, securities with an aggregate fair value of $16.7 million and $17.4 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. The Company did not participate in any securities lending programs during the three months ended  September 30, 2022 or 2021.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the three months ended September 30, 2022 or 2021.

(5)          Loans and Allowance for Loan Losses

Loan segments and classes at September 30, 2022 and June 30, 2022 are summarized as follows:

(In thousands)	September 30, 2022	June 30, 2022
Residential real estate:
Residential real estate	$368,142	$360,824
Residential construction and land	18,226	15,298
Multi-family	67,088	63,822
Commercial real estate:
Commercial real estate	677,622	595,635
Commercial construction	81,599	83,748
Consumer loan:
Home equity	19,520	17,877
Consumer installment	4,546	4,512
Commercial loans	113,186	110,271
Total gross loans	1,349,929	1,251,987
Allowance for loan losses	(22,147)	(22,761)
Deferred fees and cost, net	69	129
Loans receivable, net	$1,327,851	$1,229,355

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

Index
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

Index
Loan balances by internal credit quality indicator at September 30, 2022 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$362,984	$25	$5,133	$368,142
Residential construction and land	18,226	-	-	18,226
Multi-family	66,998	90	-	67,088
Commercial real estate	642,999	8,758	25,865	677,622
Commercial construction	81,599	-	-	81,599
Home equity	19,013	-	507	19,520
Consumer installment	4,536	-	10	4,546
Commercial loans	108,033	579	4,574	113,186
Total gross loans	$1,304,388	$9,452	$36,089	$1,349,929

Loan balances by internal credit quality indicator at June 30, 2022 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$355,474	$28	$5,322	$360,824
Residential construction and land	15,297	-	1	15,298
Multi-family	63,730	92	-	63,822
Commercial real estate	555,451	13,777	26,407	595,635
Commercial construction	83,748	-	-	83,748
Home equity	17,369	-	508	17,877
Consumer installment	4,500	-	12	4,512
Commercial loans	104,364	996	4,911	110,271
Total gross loans	$1,199,933	$14,893	$37,161	$1,251,987

The Company had no loans classified doubtful or loss at September 30, 2022 or June 30, 2022.  During the quarter ended September 30, 2022, the Company upgraded commercial real estate loans and commercial loans from special mention to pass, due to improvements in borrower cash flows and improving financial performance.  In total there were 10 commercial real estate loans and 3 commercial loans that have been upgraded to pass from special mention. There were also loan payoffs during the quarter ended September 30, 2022, comprised of 1 commercial real estate loan and 2 commercial loans that were classified as substandard. This was offset by 5 commercial real estate loans downgraded to substandard and special mention during the current quarter. At September 30, 2022, these loans were all performing. Management continues to monitor these loan relationships closely.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Loans on nonaccrual status totaled $5.4 million at September 30, 2022 of which $480,000 were in the process of foreclosure. At September 30, 2022, there were four residential loans totaling $378,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.7 million of loans which were less than 90 days past due at September 30, 2022, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Included in total loans past due were $1.2 million of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings. Loans on nonaccrual status totaled $6.3 million at June 30, 2022 of which $528,000 were in the process of foreclosure. At June 30, 2022, there were three residential loans in the process of foreclosure totaling $426,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.4 million of loans which were less than 90 days past due at June 30, 2022, but have a recent history of delinquency greater than 90 days past due. The decrease in nonperforming loans during the period was primarily due to $543,000 in loan repayments, $134,000 in loans returning to performing status, $7,000 in charge-offs, and $286,000 in principal payments received, partially offset by $83,000 of loans placed into nonperforming status.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at September 30, 2022:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$-	$1,680	$389	$2,069	$366,073	$368,142	$2,733
Residential construction and land	-	-	-	-	18,226	18,226	-
Multi-family	-	-	-	-	67,088	67,088	-
Commercial real estate	-	90	123	213	677,409	677,622	796
Commercial construction	-	-	-	-	81,599	81,599	-
Home equity	48	39	140	227	19,293	19,520	187
Consumer installment	30	1	-	31	4,515	4,546	-
Commercial loans	-	94	34	128	113,058	113,186	1,715
Total gross loans	$78	$1,904	$686	$2,668	$1,347,261	$1,349,929	$5,431

The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2022:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$66	$1,676	$592	$2,334	$358,490	$360,824	$2,948
Residential construction and land	-	1	-	1	15,297	15,298	1
Multi-family	-	-	-	-	63,822	63,822	-
Commercial real estate	-	385	1,147	1,532	594,103	595,635	1,269
Commercial construction	-	-	-	-	83,748	83,748	-
Home equity	3	-	179	182	17,695	17,877	188
Consumer installment	22	17	-	39	4,473	4,512	7
Commercial loans	-	28	19	47	110,224	110,271	1,904
Total gross loans	$91	$2,107	$1,937	$4,135	$1,247,852	$1,251,987	$6,317

The Company had no accruing loans delinquent 90 days or more at September 30, 2022 and June 30, 2022.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of September 30, 2022			For the three months ended September 30, 2022
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,004	$1,004	$-	$986	$9
Commercial real estate	60	60	-	63	2
Home equity	128	128	-	128	-
Consumer installment	5	5	-	5	-
Commercial loans	343	343	-	344	4
Total impaired loans with no allowance	1,540	1,540	-	1,526	15

With an allowance recorded:
Residential real estate	1,932	1,932	578	1,939	9
Commercial real estate	3,214	3,214	1,070	3,229	44
Commercial construction	102	102	1	102	-
Home equity	320	320	5	320	4
Commercial loans	2,926	2,926	993	3,008	58
Total impaired loans with allowance	8,494	8,494	2,647	8,598	115

Total impaired:
Residential real estate	2,936	2,936	578	2,925	18
Commercial real estate	3,274	3,274	1,070	3,292	46
Commercial construction	102	102	1	102	-
Home equity	448	448	5	448	4
Consumer installment	5	5	-	5	-
Commercial loans	3,269	3,269	993	3,352	62
Total impaired loans	$10,034	$10,034	$2,647	$10,124	$130

Index
	As of June 30, 2022			For the three months ended September 30, 2021
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$990	$990	$-	$221	$-
Commercial real estate	67	67	-	445	3
Home equity	128	128	-	128	-
Consumer installment	5	5	-	-	-
Commercial loans	346	346	-	98	-
Impaired loans with no allowance	1,536	1,536	-	892	$3

With an allowance recorded:
Residential real estate	1,953	1,953	588	718	5
Commercial real estate	3,698	3,698	1,118	780	10
Commercial construction	102	102	1	102	-
Home equity	320	320	44	321	3
Commercial Loans	3,162	3,162	596	3,228	40
Impaired loans with allowance	9,235	9,235	2,347	5,149	58

Total impaired:
Residential real estate	2,943	2,943	588	939	5
Commercial real estate	3,765	3,765	1,118	1,225	13
Commercial construction	102	102	1	102	-
Home equity	448	448	44	449	3
Consumer installment	5	5	-	-	-
Commercial loans	3,508	3,508	596	3,326	40
Total impaired loans	$10,771	$10,771	$2,347	$6,041	$61

The table below details loans that have been modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current outstanding Recorded Investment
For the three months ended September 30,2022
Residential real estate	2	$778	$778	$778
Commercial loan	1	$379	$379	$379

For the year ended June 30,2022
Consumer Installment	1	$5	$5	$5

There were no loans that had been modified as a troubled debt restructuring during the three months ended September 30, 2021. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2022 or 2021, which have subsequently defaulted during the three months ended September 30, 2022 or 2021.

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

	Activity for the three months ended September 30, 2022
(In thousands)	Balance at June 30, 2022	Charge-offs	Recoveries	Provision	Balance at September 30, 2022
Residential real estate	$2,373	$-	$3	$95	$2,471
Residential construction and land	141	-	-	36	177
Multi-family	119	-	-	40	159
Commercial real estate	16,221	-	-	(829)	15,392
Commercial construction	1,114	-	-	(70)	1,044
Home equity	89	-	-	(45)	44
Consumer installment	349	167	46	46	274
Commercial loans	2,355	4	7	228	2,586
Total	$22,761	$171	$56	$(499)	$22,147

	Allowance for Loan Losses		Loans Receivable
	Ending Balance At September 30, 2022 Impairment Analysis		Ending Balance At September 30, 2022 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$578	$1,893	$2,936	$365,206
Residential construction and land	-	177	-	18,226
Multi-family	-	159	-	67,088
Commercial real estate	1,070	14,322	3,274	674,348
Commercial construction	1	1,043	102	81,497
Home equity	5	39	448	19,072
Consumer installment	-	274	5	4,541
Commercial loans	993	1,593	3,269	109,917
Total	$2,647	$19,500	$10,034	$1,339,895

Index
	Activity for the three months ended September 30, 2021
(In thousands)	Balance at June 30, 2021	Charge-offs	Recoveries	Provision	Balance at September 30, 2021
Residential real estate	$2,012	$-	$-	$(15)	$1,997
Residential construction and land	106	-	-	14	120
Multi-family	186	-	-	(86)	100
Commercial real estate	13,049	-	-	1,249	14,298
Commercial construction	1,535	-	-	(337)	1,198
Home equity	165	-	-	(25)	140
Consumer installment	267	104	37	90	290
Commercial loans	2,348	97	1	98	2,350
Total	$19,668	$201	$38	$988	$20,493

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2022 Impairment Analysis		Ending Balance June 30, 2022 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$588	$1,785	$2,943	$357,881
Residential construction and land	-	141	-	15,298
Multi-family	-	119	-	63,822
Commercial real estate	1,118	15,103	3,765	591,870
Commercial construction	1	1,113	102	83,646
Home equity	44	45	448	17,429
Consumer installment	-	349	5	4,507
Commercial loans	596	1,759	3,508	106,763
Total	$2,347	$20,414	$10,771	$1,241,216

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at:

(in thousands)	September 30, 2022	June 30, 2022
Residential real estate	$-	$68
Total foreclosed real estate	$-	$68

(6)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2022 and 2021 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$10,664	$-	$10,664	$-
U.S. Treasury securities	17,626	-	17,626	-
State and political subdivisions	188,904	-	188,904	-
Mortgage-backed securities-residential	27,168	-	27,168	-
Mortgage-backed securities-multi-family	73,236	-	73,236	-
Corporate debt securities	16,005	-	16,005	-
Securities available-for-sale	$333,603	$-	$333,603	$-
Equity securities	254	254	-	-
Total securities measured at fair value	$333,857	$254	$333,603	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$11,319	$-	$11,319	$-
U.S. Treasury securities	18,427	-	18,427	-
State and political subdivisions	248,076	-	248,076	-
Mortgage-backed securities-residential	29,897	-	29,897	-
Mortgage-backed securities-multi-family	83,709	-	83,709	-
Corporate debt securities	16,634	-	16,634	-
Securities available-for-sale	408,062	-	408,062	-
Equity securities	273	273	-	-
Total securities measured at fair value	$408,335	$273	$408,062	$-

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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Impaired loans	$8,655	$2,647	$6,008	$-	$-	$6,008

June 30, 2022
Impaired loans	$9,401	$2,347	$7,054	$-	$-	$7,054
Foreclosed real estate	68	-	68	-	-	68

Index
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
September 30, 2022
Impaired Loans	$4,428	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	19.35%
			Liquidation expenses(3)	3.98%-5.58%	4.32%
	1,580	Discounted cash flow	Discount rate	4.19%-11.95%	6.39%
June 30, 2022
Impaired loans	$4,333	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	21.67%
			Liquidation expenses(3)	3.98%-5.58%	4.72%
	2,721	Discounted cash flow	Discount rate	4.19%-11.95%	6.21%
Foreclosed real estate	68	Appraisal of collateral(1)	Appraisal adjustments(2)	10.46%	10.46%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The carrying amounts reported in the statements of financial condition for total cash and cash equivalents, long term certificates of deposit, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  The fair values for loans are measured using the “exit price” notion which is a reasonable estimate of what another party might pay in an orderly transaction.  Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for long term certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank long term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.  The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value.  Fair value for subordinated notes payable is estimated based on a discounted cash flow methodology or observations of recent highly-similar transactions.

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At September 30, 2022 and June 30, 2022, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

	September 30, 2022		Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$66,924	$66,924	$66,924	$-	$-
Long term certificates of deposit	3,856	3,703	-	3,703	-
Securities available-for-sale	333,603	333,603	-	333,603	-
Securities held-to-maturity	752,869	673,436	-	673,436	-
Equity securities	254	254	254	-	-
Federal Home Loan Bank stock	2,445	2,445	-	2,445	-
Net loans receivable	1,327,851	1,228,061	-	-	1,228,061
Accrued interest receivable	10,536	10,536	-	10,536	-
Deposits	2,326,863	2,326,913	-	2,326,913	-
Borrowings	23,400	23,440	-	23,440	-
Subordinated notes payable, net	49,356	45,621	-	45,621	-
Accrued interest payable	143	143	-	143	-

	June 30, 2022		Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$69,009	$69,009	$69,009	$-	$-
Long term certificates of deposit	4,107	3,993	-	3,993	-
Securities available-for-sale	408,062	408,062	-	408,062	-
Securities held-to-maturity	761,852	710,453	-	710,453	-
Equity securities	273	273	273	-	-
Federal Home Loan Bank stock	6,803	6,803	-	6,803	-
Net loans receivable	1,229,355	1,170,960	-	-	1,170,960
Accrued interest receivable	8,917	8,917	-	8,917	-
Deposits	2,212,604	2,212,743	-	2,212,743	-
Borrowings	123,700	123,793	-	123,793	-
Subordinated notes payable, net	49,310	49,168	-	49,168	-
Accrued interest payable	603	603	-	603	-

(7)          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no dilutive or anti-dilutive securities or contracts outstanding during the three months ended September 30, 2022 and 2021.

	For the three months ended September 30,
	2022	2021

Net Income	$9,036,000	$7,114,000
Weighted Average Shares – Basic	8,513,414	8,513,414
Weighted Average Shares - Diluted	8,513,414	8,513,414

Earnings per share - Basic	$1.06	$0.84
Earnings per share - Diluted	$1.06	$0.84

Index
(8)          Dividends

On July 20, 2022, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.14 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.56 per share, which represents a 7.7% increase from the previous annual cash dividend rate of $0.52 per share. The dividend was payable to stockholders of record as of August 15, 2022, and was paid on August 31, 2022. Greene County Bancorp, MHC waived its right to receive this dividend.

(9)          Impact of Recent Accounting Pronouncements

Accounting Pronouncements to be adopted in future periods

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other topics in  ASU 2019-04 include items related to the amendments in ASU 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13 on a number of different topics, including the following:  accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, consideration of prepayments in determining the effective interest rate, consideration of estimated costs to sell when foreclosure is probable, vintage disclosures— line-of-credit arrangements converted to term loans, and contractual extensions and renewals. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in ASU 2016-13.  In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326 Financial Instruments Credit Losses provides additional clarification to specific issues about certain aspects of the amendments in ASU 2016-13 related to measuring the allowance for loan losses under the new guidance. The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption.  At this time, we have not calculated the estimated impact that this Update will have on our allowance for credit losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. To date, the Company has implemented a detailed project plan, established a governance structure, selected a software vendor, hired resources to support the CECL modeling, incorporated data requirements and enhancements into our standard processes, selected portfolio segmentations and determined the credit loss methodology for each portfolio. We are in process of documenting accounting policy elections, processes and controls. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding small reporting companies such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses which amends the implementation effective date for small reporting companies, such as the Company, and non-public business entities, for fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will implement this standard for the fiscal year beginning July 1, 2023.

Index
In March 2020, the FASB issued an Update (ASU 2020-04), Reference Rate Reform (Topic 848). On January 7, 2021, the FASB issued (ASU 2021-01), which refines the scope of ASC 848 and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the London Interbank Offered Rate (“LIBOR”) or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  The Company does not expect the impact of adopting the new guidance to have a material impact on the consolidated financial statements. The Company’s LIBOR exposure is minimal and limited to a couple of participation loans and risk participation agreements. The Company is working with the lead lenders to execute the required contract modifications.

In March 2022, the FASB issued ASU No. 2022-02, amendments related to Troubled Debt Restructurings (TDRs) for all entities after they adopt ASU 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326). The ASU eliminates the guidance on TDRs and requires an evaluation on all loan modifications to determine if they result in a new loan or a continuation of the existing loan. The ASU also requires that entities disclose current-period gross charge-offs by year of origination and eliminates the recognition and measurement guidance for TDRs in Subtopic 310-40. The effective dates for the amendments in this Update are the same as the effective dates in |ASU 2016-13. The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company will implement the Update with the adoption of ASU 2016-13.

(10)        Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,
(In thousands)	2022	2021
Interest cost	$50	$42
Expected return on plan assets	(55)	(70)
Amortization of net loss	27	32
Net periodic pension cost	$22	$4

The interest cost, expected return on plan assets and amortization of net loss components are included in other noninterest expense on the consolidated statements of income.  The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2023.

SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP”), effective as of July 1, 2010. The SERP benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP is intended to provide a benefit from the Bank upon vested retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”). The SERP is more fully described in Note 9 of the consolidated financial statements for the year ended June 30, 2022.

The net periodic pension costs related to the SERP for the three months ended September 30, 2022 and 2021 were $371,000 and $314,000, respectively. The total liability for the SERP was $10.6 million at September 30, 2022 and $9.9 million at June 30, 2022, and is included in accrued expenses and other liabilities. The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

Index
(11)         Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).  A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10 of the consolidated financial statements and notes thereto for the year ended June 30, 2022.

A summary of the Company’s phantom stock option activity and related information for the Plan for the three months ended September 30, 2022 and 2021 were as follows:

	2022	2021
Number of options outstanding at beginning of year	1,479,520	1,507,600
Options granted	403,600	475,120
Options forfeited	-	-
Options paid in cash upon vesting	(97,000)	-
Number of options outstanding at period end	1,786,120	1,982,720

(In thousands)	2022	2021
Cash paid out on options vested	$510	$-
Compensation expense recognized	$968	$810

The total liability for the Plan was $6.6 million and $6.1 million at September 30, 2022 and June 30, 2022, respectively, and is included in accrued expenses and other liabilities.

(12)        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at September 30, 2022 and 2021 are presented as follows:

Activity for the three months ended September 30, 2022 and 2021
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - June 30, 2021	$348	$(1,509)	$(1,161)
Other comprehensive loss before reclassification	(1,354)	-	(1,354)
Other comprehensive loss for the three months ended September 30, 2021	(1,354)	-	(1,354)
Balance - September 30, 2021	$(1,006)	$(1,509)	$(2,515)

Balance – June 30, 2022	$(17,268)	$(1,115)	$(18,383)
Other comprehensive loss before reclassification	(6,618)	-	(6,618)
Other comprehensive loss for the three months ended September 30, 2022	(6,618)	-	(6,618)
Balance - September 30, 2022	$(23,886)	$(1,115)	$(25,001)

(13)        Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

Index
The following includes quantitative data related to the Company’s operating leases as of September 30, 2022 and June 30, 2022, and for the three months ended September 30, 2022 and 2021:

(In thousands, except weighted-average information).
Operating lease amounts:	September 30, 2022	June 30, 2022
Right-of-use assets	$1,899	$1,980
Lease liabilities	$1,961	$2,040

	For the three months ended September 30,
	2022	2021
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$89	$87

Lease costs:
Operating lease cost	$81	$80
Variable lease cost	$10	$10

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, as of September 30, 2022:

(in thousands)
Within the twelve months ended September 30,
2023	$361
2024	376
2025	375
2026	346
2027	278
Thereafter	347
Total undiscounted cash flow	2,083
Less net present value adjustment	(122)
Lease Liability	$1,961

Weighted-average remaining lease term (Years)	4.63
Weighted-average discount rate	2.14%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s consolidated statements of financial condition.

(14)        Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

The Company’s unfunded loan commitments and unused lines of credit are as follows:

(In thousands)	September 30, 2022	June 30, 2022
Unfunded loan commitments	$147,171	$213,420
Unused lines of credit	90,083	85,971
Standby letters of credit	889	189
Total commitments	$238,143	$299,580

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

Index
(15)        Subsequent events

On October 19, 2022, the Board of Directors announced a cash dividend for the quarter ended September 30, 2022 of $0.14 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.56 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2022, and is expected to be paid on November 30, 2022.  The Greene County Bancorp, MHC intends to waive its receipt of this dividend.

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

Comparison of Financial Condition at September 30, 2022 and June 30, 2022

ASSETS

Total assets of the Company were $2.6 billion at September 30, 2022 and $2.6 billion at June 30, 2022, an increase of $12.5 million, or 0.49%. Securities available-for-sale and held-to-maturity decreased $83.4 million, or 7.1%, to $1.1 billion at September 30, 2022 as compared to $1.2 billion at June 30, 2022. Net loans receivable increased $98.5 million, or 8.0%, to $1.3 billion at September 30, 2022 from $1.2 billion at June 30, 2022.

Index
CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $2.1 million to $66.9 million at September 30, 2022 from $69.0 million at June 30, 2022. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity decreased $83.4 million, or 7.1%, to $1.1 billion at September 30, 2022 as compared to $1.2 billion at June 30, 2022. The decrease was the result of utilizing maturing investments to fund loan growth during the quarter and an increase in unrealized loss on securities of $9.0 million. Securities purchases totaled $43.5 million during the three months ended September 30, 2022 and consisted of state and political subdivision securities. Principal pay-downs and maturities during the three months ended September 30, 2022 amounted to $117.2 million, primarily consisting of $14.4 million of mortgage-backed securities, $102.0 million of state and political subdivision securities, and $810,000 of collateralized mortgage obligations. At September 30, 2022, 62.8% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Company’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities, which represent 28.2% of our securities portfolio at September 30, 2022, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	September 30, 2022		June 30, 2022
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Government sponsored enterprises	$10,664	1.0%	$11,319	0.9%
U.S. Treasury securities	17,626	1.6	18,427	1.6
State and political subdivisions	188,904	17.4	248,076	21.2
Mortgage-backed securities-residential	27,168	2.5	29,897	2.6
Mortgage-backed securities-multifamily	73,236	6.7	83,709	7.2
Corporate debt securities	16,005	1.5	16,634	1.4
Total securities available-for-sale	333,603	30.7	408,062	34.9
Securities held-to-maturity:
U.S. treasury securities	33,644	3.1	33,623	2.9
State and political subdivisions	493,463	45.4	493,897	42.2
Mortgage-backed securities-residential	40,901	3.8	42,461	3.6
Mortgage-backed securities-multifamily	164,925	15.2	171,921	14.7
Corporate debt securities	19,895	1.8	19,900	1.7
Other securities	41	0.0	50	0.0
Total securities held-to-maturity	752,869	69.3	761,852	65.1
Total securities	$1,086,472	100.0%	$1,169,914	100.0%

LOANS

Net loans receivable increased $98.5 million, or 8.0%, to $1.3 billion at September 30, 2022 from $1.2 billion at June 30, 2022.  The loan growth experienced during the quarter consisted primarily of $82.0 million in commercial real estate loans, $7.3 million in residential real estate loans, $2.9 million in commercial loans, $3.3 million in multi-family loans, $1.6 million in home equity loans, and $2.9 million in residential construction and land loans. This growth was partially offset by a $2.1 million decrease in commercial construction loans.  The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  The Company continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
	September 30, 2022		June 30, 2022
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$368,142	27.3%	$360,824	28.8%
Residential construction and land	18,226	1.4	15,298	1.2
Multi-family	67,088	5.0	63,822	5.1
Commercial real estate	677,622	50.2	595,635	47.6
Commercial construction	81,599	6.0	83,748	6.7
Home equity	19,520	1.4	17,877	1.4
Consumer installment	4,546	0.3	4,512	0.4
Commercial loans	113,186	8.4	110,271	8.8
Total gross loans	1,349,929	100.0%	1,251,987	100.0%
Allowance for loan losses	(22,147)		(22,761)
Deferred fees and costs, net	69		129
Total net loans	$1,327,851		$1,229,355

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

Index
Analysis of allowance for loan losses activity

	At or for the three months ended September 30,
(Dollars in thousands)	2022	2021
Balance at the beginning of the period	$22,761	$19,668
Charge-offs:
Consumer installment	167	104
Commercial loans	4	97
Total loans charged off	171	201

Recoveries:
Residential real estate	3	-
Consumer installment	46	37
Commercial loans	7	1
Total recoveries	56	38

Net charge-offs	115	163

Provisions (benefit) charged to operations	(499)	988
Balance at the end of the period	$22,147	$20,493

Net charge-offs to average loans outstanding (annualized)	0.04%	0.06%
Net charge-offs to nonperforming assets (annualized)	8.47%	33.20%
Allowance for loan losses to nonperforming loans	407.79%	1078.58%
Allowance for loan losses to total loans receivable	1.64%	1.83%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	September 30, 2022	June 30, 2022
Nonaccruing loans:
Residential real estate	$2,733	$2,948
Residential construction and land	-	1
Commercial real estate	796	1,269
Home equity	187	188
Consumer installment	-	7
Commercial	1,715	1,904
Total nonaccruing loans	$5,431	$6,317
Foreclosed real estate:
Residential real estate	-	68
Total foreclosed real estate	-	68
Total nonperforming assets	$5,431	$6,385

Troubled debt restructuring:
Nonperforming (included above)	$3,187	$2,707
Performing (accruing and excluded above)	2,296	2,336

Total nonperforming assets as a percentage of total assets	0.21%	0.25%
Total nonperforming loans to net loans	0.41%	0.50%

At September 30, 2022 and June 30, 2022, there were no loans greater than 90 days and accruing.

Nonperforming assets amounted to $5.4 million and $6.4 million at September 30, 2022 and June 30, 2022, respectively.  Loans on nonaccrual status totaled $5.4 million at September 30, 2022 of which $480,000 were in the process of foreclosure. At September 30, 2022, there were four residential loans totaling $378,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.7 million of loans which were less than 90 days past due at September 30, 2022, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Included in total loans past due were $1.2 million of loans which were making payments pursuant to forbearance agreements. Under the forbearance agreements, the customers have made arrangements with the Bank to bring the loans current over a specified period of time (resulting in an insignificant delay in repayment).  During this term of the forbearance agreement, the Bank has agreed not to continue foreclosure proceedings. Loans on nonaccrual status totaled $6.3 million at June 30, 2022 of which $528,000 were in the process of foreclosure. At June 30, 2022, there were three residential loans in the process of foreclosure totaling $426,000 and one commercial real estate loan totaling $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.4 million of loans which were less than 90 days past due at June 30, 2022, but have a recent history of delinquency greater than 90 days past due.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.” A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans at September 30, 2022 and June 30, 2022:

(In thousands)	September 30, 2022	June 30, 2022
Balance of impaired loans, with a valuation allowance	$8,494	$9,235
Allowances relating to impaired loans included in allowance for loan losses	2,647	2,347
Balance of impaired loans, without a valuation allowance	1,540	1,536
Total impaired loans	10,034	10,771

Index
	For the three months ended September 30,
(In thousands)	2022	2021
Average balance of impaired loans for the periods ended	$10,124	$6,041
Interest income recorded on impaired loans during the periods ended	130	61

Residential real estate average balance of impaired loans with a valuation allowance amounted to $1.9 million for the three months ended September 30, 2022, as compared to $2.0 million for the three months ended June 30, 2022, a decrease of $100,000.  The decrease in residential real estate impaired loans was the result of continued pay downs by the borrowers with no significant changes in relationships moving in or out of impairment status.  Commercial real estate average balance of impaired loans with a valuation allowance amounted to $3.2 million for the three months ended September 30, 2022, as compared to $3.7 million for the three months ended June 30, 2022, a decrease of $500,000.  The decrease was primarily the result of one loan paying off during the quarter end September 30, 2022.

DEPOSITS

Deposits totaled $2.3 billion at September 30, 2022 and $2.2 billion at June 30, 2022, an increase of $114.3 million, or 5.2%. NOW deposits increased $108.6 million, or 7.3%, and certificates of deposits increased $31.1 million, or 76.2%, when comparing September 30, 2022 and June 30, 2022. Included within certificates of deposits at September 30, 2022 were $40.0 million in brokered certificates of deposit. Money market deposits decreased $14.4 million, or 9.1%, savings deposits decreased $6.5 million, or 1.9%, and noninterest-bearing deposits decreased $4.5 million, or 2.4% when comparing September 30, 2022 and June 30, 2022. Deposits increased during the three months ended September 30, 2022 as a result of an increase in municipal deposits at Greene County Commercial Bank, primarily from tax collection, and new account relationships.

Major classifications of deposits at September 30, 2022 and June 30, 2022 are summarized as follows:

(In thousands)	September 30, 2022	Percentage of Portfolio	June 30, 2022	Percentage of Portfolio
Noninterest-bearing deposits	$183,186	7.9%	$187,697	8.5%
Certificates of deposit	71,882	3.1	40,801	1.9
Savings deposits	337,234	14.5	343,731	15.5
Money market deposits	143,217	6.1	157,623	7.1
NOW deposits	1,591,344	68.4	1,482,752	67.0
Total deposits	$2,326,863	100.0%	$2,212,604	100.0%

BORROWINGS

At September 30, 2022, the Bank had pledged approximately $509.3 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $358.4 million at September 30, 2022, of which there were no borrowings and 125.0 million irrevocable stand-by letters of credit outstanding at September 30, 2022. There were $23.4 million and $123.7 million in short-term overnight borrowings at September 30, 2022 and June 30, 2022, respectively. Interest rates on short term borrowings are determined at the time of borrowing. There were no long-term fixed rate, fixed term advances at September 30, 2022 and June 30, 2022. The $125.0 million of irrevocable stand-by letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At September 30, 2022, approximately $16.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at September 30, 2022.

The Bank has established unsecured lines of credit with Atlantic Central Bankers Bank for $15.0 million and two other financial institutions for $50.0 million. The Company has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were no borrowings outstanding with these lines of credit for both the Company and the Bank at September 30, 2022 and June 30, 2022.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At September 30, 2022, there were $19.8 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

Index
On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At September 30, 2022, there were $29.6 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

At September 30, 2022, there were no long-term borrowings and therefore no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $159.6 million at September 30, 2022 from $157.7 million at June 30, 2022, resulting primarily from net income of $9.0 million, partially offset by dividends declared and paid of $546,000 and an increase in other accumulated comprehensive loss of $6.6 million as unrealized loss on available for sale securities increased during the current quarter.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three months ending September 30, 2022, the Company did not repurchase any shares.

Selected Equity Data:
	September 30, 2022	June 30, 2022
Shareholders’ equity to total assets, at end of period	6.18%	6.13%
Book value per share	$18.75	$18.53
Closing market price of common stock	$57.27	$45.29

	For the three months ended September 30,
	2022	2021
Average shareholders’ equity to average assets	6.32%	6.88%
Dividend payout ratio[1]	13.21%	15.48%
Actual dividends paid to net income[2]	6.04%	7.14%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months ended September 30, 2021; December 31, 2021, March 31, 2022 and September 30, 2022. Dividends declared during the three months ended March 31, 2021 and June 30, 2022 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three months ended September 30, 2022 and 2021. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages. Average loan balances include nonperforming loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Index
	Three months ended September 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,314,095	$13,382	4.07%	$1,104,588	$12,067	4.37%
Securities non-taxable	698,137	3,077	1.76	579,382	2,091	1.44
Securities taxable	433,522	2,120	1.96	367,704	1,401	1.52
Interest-bearing bank balances and federal funds	5,471	27	1.97	103,211	42	0.16
FHLB stock	3,254	34	4.18	1,091	12	4.40
Total interest-earning assets	2,454,479	18,640	3.04%	2,155,976	15,613	2.90%
Cash and due from banks	12,907			12,160
Allowance for loan losses	(23,046)			(19,725)
Other noninterest-earning assets	90,701			74,896
Total assets	$2,535,041			$2,223,307

Interest-Bearing Liabilities:
Savings and money market deposits	$499,168	$203	0.16%	$447,543	$206	0.18%
NOW deposits	1,499,209	1,586	0.42	1,355,499	565	0.17
Certificates of deposit	69,788	221	1.27	34,738	77	0.89
Borrowings	94,129	796	3.38	27,526	366	5.32
Total interest-bearing liabilities	2,162,294	2,806	0.52%	1,865,306	1,214	0.26%
Noninterest-bearing deposits	184,216			181,990
Other noninterest-bearing liabilities	28,213			23,027
Shareholders' equity	160,318			152,984
Total liabilities and equity	$2,535,041			$2,223,307

Net interest income		$15,834			$14,399
Net interest rate spread			2.52%			2.64%
Net earnings assets	$292,185			$290,670
Net interest margin			2.58%			2.67%
Average interest-earning assets to average interest-bearing liabilities	113.51%			115.58%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the three months ended September 30,
(Dollars in thousands)	2022	2021
Net interest income (GAAP)	$15,834	$14,399
Tax-equivalent adjustment(1)	1,125	766
Net interest income (fully taxable-equivalent)	$16,959	$15,165

Average interest-earning assets	$2,454,479	$2,155,976
Net interest margin (fully taxable-equivalent)	2.76%	2.81%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended September 30, 2022 and 2021, respectively.

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

	Three months ended September 30,
	2022 versus 2021
	Increase/(Decrease)		Total
	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$2,182	$(867)	$1,315
Securities non-taxable	473	513	986
Securities taxable	275	444	719
Interest-bearing bank balances and federal funds	(73)	58	(15)
FHLB stock	23	(1)	22
Total interest-earning assets	2,880	147	3,027

Interest-Bearing Liabilities:
Savings and money market deposits	21	(24)	(3)
NOW deposits	69	952	1,021
Certificates of deposit	101	43	144
Borrowings	606	(176)	430
Total interest-bearing liabilities	797	795	1,592
Net change in net interest income	$2,083	$(648)	$1,435

1 Calculated net of deferred loan fees, loan discounts, and loans in process.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets increased to 1.43% from 1.28% for the three months ended September 30, 2022 and 2021, respectively. Annualized return on average equity increased to 22.55% for the three months ended September 30, 2022 as compared to 18.60% for the three months ended September 30, 2021.  The increase in average assets and average equity was primarily the result of net income outpacing growth in the balance sheet. Net income amounted to $9.0 million and $7.1 million for the three months ended September 30, 2022 and 2021, respectively.  Average assets increased $311.7 million, or 14.0%, to $2.5 billion for the three months ended September 30, 2022 as compared to $2.2 billion for the three months ended September 30, 2021.  Average equity increased $7.3 million, or 4.8%, to $160.3 million for the three months ended September 30, 2022 as compared to $153.0 million for the three months ended September 30, 2021.

INTEREST INCOME

Interest income amounted to $18.6 million for the three months ended September 30, 2022 as compared to $15.6 million for the three months ended September 30, 2021, an increase of $3.0 million, or 19.4%.  The increase in average balances on loans and securities had the greatest impact on interest income. The rates on securities also increased during the quarter contributing to higher interest income.  Average loan balances increased $209.5 million offset by the decrease in the average yield on loans of 30 basis points when comparing the three months ended September 30, 2022 and 2021.  Average security balances increased $184.6 million, and the average yield on such securities increased 37 basis points when comparing the three months ended September 30, 2022 and 2021.

Index
INTEREST EXPENSE

Interest expense amounted to $2.8 million for the three months ended September 30, 2022 as compared to $1.2 million for the three months ended September 30, 2021, an increase of $1.6 million or 131.1%.  The increase in average balances on interest bearing NOW deposits and borrowings had the greatest impact on expense. The average cost of NOW deposits, certificates of deposit and borrowings also increased during the quarter contributing to higher interest expense.

Cost of interest-bearing liabilities increased 26 basis points when comparing the three months ended September 30, 2022 and 2021. The cost of NOW deposits increased 25 basis points, the cost of certificates of deposit increased 38 basis points, and the cost of savings and money market deposits decreased 2 basis points when comparing the three months ended September 30, 2022 and 2021. The increase in the cost of interest-bearing liabilities was also due to growth in the average balance of interest-bearing liabilities of $297.0 million, most notably due to an increase in NOW deposits of $143.7 million, an increase in average savings and money market deposits of $51.6 million, an increase in average borrowings of $66.6 million, and an increase in average certificates of deposits of $35.1 million, when comparing the three months ended September 30, 2022 and 2021. Yields on interest-earning assets and costs of interest-bearing deposits increased for the quarter ended September 30, 2022, as the Federal Reserve Board raised interest rates during the first three quarters of calendar year 2022.

NET INTEREST INCOME

Net interest income increased $1.4 million to $15.8 million for the three months ended September 30, 2022 from $14.4 million for the three months ended September 30, 2021. The increase in net interest income was the result of growth in the average balance of interest-earning assets, which increased $298.5 million when comparing the three months ended September 30, 2022 and 2021, and increases in interest rates on interest-earning assets, which increased 14 basis points when comparing the three months ended September 30, 2022 and 2021.

Net interest rate spread and net interest margin both decreased when comparing the three months ended September 30, 2022 and 2021. Net interest rate spread decreased 12 basis points to 2.52% for the three months ended September 30, 2022 compared to 2.64% for the three months ended September 30, 2021. Net interest margin decreased 9 basis points to 2.58% for the three months ended September 30, 2022 compared to 2.67% for the three months ended September 30, 2021. When comparing the three months ended September 30, 2022 to the three months ended June 30, 2022, net interest rate spread increased 5 basis points and net interest margin increased 8 basis points. The net interest rate spread and net interest margin decreased when compared to the prior year quarter ended September 30, 2021, but improved compared to the most recent quarter ended June 30, 2022. During the current quarter, certain loans and securities repriced at higher yields reflecting the higher rate environment, as the interest rates earned on new balances have increased from the historic low levels. The additional income earned on these assets was partially offset by higher rates paid on deposits.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.76% and 2.81% for the three months ended September 30, 2022 and 2021, respectively.

Due to the large portion of fixed-rate residential mortgages in the Company’s portfolio, the Company closely monitors its interest rate risk, and the Company will continue to monitor and adjust the asset and liability mix as much as possible to take advantage of the benefits and reduce the risks or potential negative effects of changes in interest rates.  Management attempts to mitigate the interest rate risk through balance sheet composition. Several strategies are used to help manage interest rate risk such as maintaining a high level of liquid assets such as short-term federal funds sold and various investment securities and maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits.

The Federal Reserve Board has taken a number of measures in an attempt to slow inflation. The Federal Reserve Board changed their Monetary Policy to raise rates in the recent three quarters. The rise in the federal funds rate will have a positive impact to the Company’s interest spread and margin as the rates on new loans and securities purchased are at a higher rate than in the prior year.

PROVISION FOR LOAN LOSSES

Provision for loan losses amounted to a benefit of $499,000 and a charge of $988,000 for the three months ended September 30, 2022 and 2021, respectively. The benefit for the three months ended September 30, 2022 was due to a decrease in the balance and reserve percentage on loans adversely classified, partially offset by the growth in gross loans. The Company instituted a loan deferral program in response to the COVID-19 pandemic whereby deferral of principal and/or interest payments have been provided and correspond to the length of the National Emergency as defined under the CARES Act and extended under the Consolidated Appropriations Act which was signed into law on December 27, 2020.   The program ended during the quarter ended March 31, 2022 and therefore the Company has zero loans on payment deferral as of September 30, 2022, compared to $7.1 million, related to six loans, at September 30, 2021.  Loans classified as substandard or special mention totaled $45.5 million at September 30, 2022 and $52.1 million at June 30, 2022, a decrease of $6.6 million.  Reserves on loans classified as substandard or special mention totaled $7.0 million at September 30, 2022 compared to $9.6 million at June 30, 2022, a decrease of $2.6 million. There were no loans classified as doubtful or loss at September 30, 2022 or June 30, 2022. Allowance for loan losses to total loans receivable was 1.64% at September 30, 2022 compared to 1.82% at June 30, 2022.

Index
Net charge-offs amounted to $115,000 and $163,000 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $48,000. There were no significant charge offs in each loan segment during the quarter ended September 30, 2022.

Nonperforming loans amounted to $5.4 million and $6.3 million at September 30, 2022 and June 30, 2022, respectively. The decrease in nonperforming loans during the period was primarily due to $543,000 in loan repayments, $134,000 in loans returning to performing status, $7,000 in charge-offs, and $286,000 in principal payments received, partially offset by $83,000 of loans placed into nonperforming status. At September 30, 2022 nonperforming assets were 0.21% of total assets compared to 0.25% at June 30, 2022. Nonperforming loans were 0.41% and 0.50% of net loans at September 30, 2022 and June 30, 2022, respectively.

NONINTEREST INCOME

(Dollars in thousands)	For the three months ended September 30,		Change from Prior Year
Noninterest income:	2022	2021	Amount	Percent
Service charges on deposit accounts	$1,217	$1,069	$148	13.8%
Debit card fees	1,142	1,083	59	5.4
Investment services	180	213	(33)	(15.5)
E-commerce fees	26	33	(7)	(21.2)
Bank owned life insurance	340	301	39	13.0
Other operating income	193	230	(37)	(16.1)
Total noninterest income	$3,098	$2,929	$169	5.8%

Noninterest income increased $169,000, or 5.8%, to $3.1 million for the three months ended September 30, 2022 compared to $2.9 million for the three months ended September 30, 2021. The increase was primarily due to an increase in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards, the number of deposit accounts, and the income from bank owned life insurance.

NONINTEREST EXPENSE

(Dollars in thousands)	For the three months ended September 30,		Change from Prior Year
Noninterest expense:	2022	2021	Amount	Percent
Salaries and employee benefits	$5,428	$4,737	$691	14.6%
Occupancy expense	524	505	19	3.8
Equipment and furniture expense	158	156	2	1.3
Service and data processing fees	702	638	64	10.0
Computer software, supplies and support	381	378	3	0.8
Advertising and promotion	76	101	(25)	(24.8)
FDIC insurance premiums	242	220	22	10.0
Legal and professional fees	451	396	55	13.9
Other	835	830	5	0.6
Total noninterest expense	$8,797	$7,961	$836	10.5%

Noninterest expense increased $836,000 or 10.5%, to $8.8 million for the three months ended September 30, 2022 compared to $8.0 million for the three months ended September 30, 2021. The increase in noninterest expense during the three months ended September 30, 2022 was primarily due to an increase in salaries and employee benefits expense due to new positions created during the year to support the bank’s growth.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 15.0% for the three months ended September 30, 2022 and 15.1% for the three months ended September 30, 2021. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

Index
LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank and Atlantic Central Bankers Bank as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At September 30, 2022, the Company had $66.9 million in cash and cash equivalents, representing 2.6% of total assets, and had $299.2 million available in unused lines of credit.

  At September 30, 2022, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	2.85%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	8.63%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	21.36%

The Company’s unfunded loan commitments and unused lines of credit are as follows at September 30, 2022:

(In thousands)
Unfunded loan commitments	$147,171
Unused lines of credit	90,083
Standby letters of credit	889
Total commitments	$238,143

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company.  Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at September 30, 2022 or June 30, 2022.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. There was no credit exposure associated with risk participations-in as of September 30, 2022 and June 30, 2022 due to the recent rise in interest rate. The RPAs participations-ins are spread out over four financial institution counterparties and terms range between 5 to 14 years.

Index
The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at September 30, 2022 and June 30, 2022.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of September 30, 2022:

Total risk-based capital	$231,458	15.8%	$117,115	8.0%	$146,394	10.0%	7.81%	2.50%
Tier 1 risk-based capital	213,112	14.6	87,836	6.0	117,115	8.0	8.56	2.50
Common equity tier 1 capital	213,112	14.6	65,877	4.5	95,156	6.5	10.06	2.50
Tier 1 leverage ratio	213,112	8.3	102,161	4.0	127,702	5.0	4.34	2.50

As of June 30, 2022:

Total risk-based capital	$221,236	16.0%	$110,294	8.0%	$137,867	10.0%	8.05%	2.50%
Tier 1 risk-based capital	203,935	14.8	82,720	6.0	110,294	8.0	8.79	2.50
Common equity tier 1 capital	203,935	14.8	62,040	4.5	89,614	6.5	10.29	2.50
Tier 1 leverage ratio	203,935	8.1	100,193	4.0	125,242	5.0	4.14	2.50

Greene County Commercial Bank
As of September 30, 2022:

Total risk-based capital	$101,262	42.3%	$19.174	8.0%	$23,967	10.0%	34.25%	2.50%
Tier 1 risk-based capital	101,262	42.3	14,380	6.0	19,174	8.0	36.25	2.50
Common equity tier 1 capital	101,262	42.3	10,785	4.5	15,579	6.5	37.75	2.50
Tier 1 leverage ratio	101,262	9.0	44,928	4.0	56,160	5.0	5.02	2.50

As of June 30, 2022:

Total risk-based capital	$94,408	41.5%	$18,195	8.0%	$22,744	10.0%	33.51%	2.50%
Tier 1 risk-based capital	94,408	41.5	13,646	6.0	18,195	8.0	35.51	2.50
Common equity tier 1 capital	94,408	41.5	10,235	4.5	14,783	6.5	37.01	2.50
Tier 1 leverage ratio	94,408	8.1	46,874	4.0	58,593	5.0	4.06	2.50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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

Index
Part II.	Other Information

Item 1.	Legal Proceedings
                    Greene County Bancorp, Inc. and its subsidiaries are not engaged in any material legal proceedings at the present time.

Item1A.	Risk Factors
                    Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable
b)	Not applicable
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended September 30, 2022.

Item 3.	Defaults Upon Senior Securities
                    Not applicable.

Item 4.	Mine Safety Disclosures
               Not applicable.

Item 5.	Other Information
a)	Not applicable
b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

Item 6.	Exhibits

Exhibits
31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).

104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: November 10, 2022

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date: November 10, 2022

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer