Form 10-Q
period 2022-12-31
GREENE COUNTY BANCORP INC
filed 2023-02-10
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022
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

As of February 9, 2023, the registrant had 8,513,414 shares of common stock outstanding at $0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At December 31, 2022 and June 30, 2022
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2022	June 30, 2022
Total cash and cash equivalents	60,816	69,009

Long-term certificates of deposit	4,096	4,107
Securities available-for-sale, at fair value	335,118	408,062
Securities held-to-maturity, at amortized cost (fair value $682,210 at December 31, 2022; $710,453 at June 30, 2022)	742,470	761,852
Equity securities, at fair value	281	273
Federal Home Loan Bank stock, at cost	6,159	6,803

Loans	1,390,055	1,251,987
Allowance for loan losses	(22,289)	(22,761)
Unearned origination fees and costs, net	100	129
Net loans receivable	1,367,866	1,229,355

Premises and equipment, net	14,450	14,362
Bank-owned life insurance	54,375	53,695
Accrued interest receivable	12,068	8,917
Foreclosed real estate	-	68
Prepaid expenses and other assets	18,616	15,237
Total assets	$2,616,315	$2,571,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$166,295	$187,697
Interest-bearing deposits	2,099,099	2,024,907
Total deposits	2,265,394	2,212,604

Borrowings from Federal Home Loan Bank, short-term	107,600	123,700
Subordinated notes payable, net	49,403	49,310
Accrued expenses and other liabilities	25,711	28,412
Total liabilities	2,448,108	2,414,026

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 12,000,000 shares; Issued – 8,611,340; Outstanding – 8,513,414 shares at December 31, 2022, and June 30, 2022	861	861
Additional paid-in capital	11,017	11,017
Retained earnings	180,263	165,127
Accumulated other comprehensive loss	(23,026)	(18,383)
Treasury stock, at cost 97,926 shares at December 31, 2022, and June 30, 2022	(908)	(908)
Total shareholders’ equity	168,207	157,714
Total liabilities and shareholders’ equity	$2,616,315	$2,571,740

See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
Interest income:
Loans	$14,801	$11,990	$28,183	$24,057
Investment securities - taxable	690	330	1,354	673
Mortgage-backed securities	1,364	1,199	2,854	2,269
Investment securities - tax exempt	3,504	2,253	6,581	4,344
Interest-bearing deposits and federal funds sold	169	39	196	81
Total interest income	20,528	15,811	39,168	31,424

Interest expense:
Interest on deposits	3,738	849	5,748	1,697
Interest on borrowings	867	509	1,663	875
Total interest expense	4,605	1,358	7,411	2,572

Net interest income	15,923	14,453	31,757	28,852
Provision for loan losses	244	1,280	(255)	2,268
Net interest income after provision for loan losses	15,679	13,173	32,012	26,584

Noninterest income:
Service charges on deposit accounts	1,234	1,158	2,451	2,227
Debit card fees	1,138	1,107	2,280	2,190
Investment services	198	278	378	491
E-commerce fees	29	27	55	60
Bank-owned life insurance	340	315	680	616
Net loss on sale of available-for-sale securities	(251)	-	(251)	-
Other operating income	207	353	400	583
Total noninterest income	2,895	3,238	5,993	6,167

Noninterest expense:
Salaries and employee benefits	5,449	5,034	10,877	9,771
Occupancy expense	513	573	1,037	1,078
Equipment and furniture expense	221	231	379	387
Service and data processing fees	664	650	1,366	1,288
Computer software, supplies and support	369	394	750	772
Advertising and promotion	145	98	221	199
FDIC insurance premiums	205	201	447	421
Legal and professional fees	1,697	421	2,148	817
Other	688	735	1,523	1,565
Total noninterest expense	9,951	8,337	18,748	16,298

Income before provision for income taxes	8,623	8,074	19,257	16,453
Provision for income taxes	1,425	1,197	3,023	2,462
Net income	$7,198	$6,877	$16,234	$13,991

Basic and diluted earnings per share	$0.85	$0.81	$1.91	$1.64
Basic and diluted average shares outstanding	8,513,414	8,513,414	8,513,414	8,513,414
Dividends per share	$0.14	$0.13	$0.28	$0.26

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
(In thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
Net Income	$7,198	$6,877	$16,234	$13,991
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, gross	2,445	(1,662)	(6,587)	(3,510)
Tax effect	654	(444)	(1,760)	(938)
Unrealized holding gains (losses) on available-for-sale securities, net	1,791	(1,218)	(4,827)	(2,572)

Reclassification adjustment for loss on sale of available-for-sale securities realized in net income, gross	251	-	251	-
Tax effect	67	-	67	-
Reclassification adjustment for loss on sale of available-for-sale securities realized in net income, net	184	-	184	-

Total other comprehensive income (loss), net of taxes	1,975	(1,218)	(4,643)	(2,572)

Comprehensive income	$9,173	$5,659	$11,591	$11,419

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended December 31, 2022 and 2021
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at September 30, 2021	$861	$11,017	$146,381	$(2,515)	$(908)	$154,836
Dividends declared			(512)			(512)
Net income			6,877			6,877
Other comprehensive loss, net of taxes				(1,218)		(1,218)
Balance at December 31, 2021	$861	$11,017	$152,746	$(3,733)	$(908)	$159,983

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at September 30, 2022	$861	$11,017	$173,617	$(25,001)	$(908)	$159,586
Dividends declared			(552)			(552)
Net income			7,198			7,198
Other comprehensive income, net of taxes				1,975		1,975
Balance at December 31, 2022	$861	$11,017	$180,263	$(23,026)	$(908)	$168,207

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2022 and 2021
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2021	$861	$11,017	$139,775	$(1,161)	$(908)	$149,584
Dividends declared			(1,020)			(1,020)
Net income			13,991			13,991
Other comprehensive loss, net of taxes				(2,572)		(2,572)
Balance at December 31, 2021	$861	$11,017	$152,746	$(3,733)	$(908)	$159,983

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2022	$861	$11,017	$165,127	$(18,383)	$(908)	$157,714
Dividends declared			(1,098)			(1,098)
Net income			16,234			16,234
Other comprehensive loss, net of taxes				(4,643)		(4,643)
Balance at December 31, 2022	$861	$11,017	$180,263	$(23,026)	$(908)	$168,207

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2022 and 2021
(Unaudited)
(In thousands)
	2022	2021
Cash flows from operating activities:
Net Income	$16,234	$13,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	429	414
Deferred income tax benefit	671	378
Net amortization of investment premiums and discounts	1,410	1,720
Net amortization (accretion) of deferred loan costs and fees	101	(2,591)
Amortization of subordinated debt issuance costs	93	72
Provision for loan losses	(255)	2,268
Bank-owned life insurance income	(680)	(616)
Net loss on sale of available-for-sale securities	251	-
Net (gain) loss on equity securities	(8)	15
Net loss (gain) on sale of foreclosed real estate	5	(11)
Net decrease in accrued income taxes	(2,119)	(354)
Net increase in accrued interest receivable	(3,151)	(611)
Net increase in prepaid expenses and other assets	(238)	(848)
Net decrease in accrued expense and other liabilities	(2,701)	(469)
Net cash provided by operating activities	10,042	13,358

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	129,742	131,136
Proceeds from sale of securities	1,675	-
Purchases of securities	(75,377)	(157,113)
Proceeds from principal payments on securities	9,764	10,835
Securities held-to-maturity:
Proceeds from maturities	36,451	22,288
Purchases of securities	(32,162)	(202,218)
Proceeds from principal payments on securities	14,247	9,739
Net redemption (purchase) of Federal Home Loan Bank Stock	644	(1,800)
Purchase of long-term certificates of deposit	(245)	-
Maturity of long-term certificates of deposit	245	180
Purchase of bank-owned life insurance	-	(9,500)
Net increase in loans receivable	(138,357)	(36,695)
Proceeds from sale of foreclosed real estate	63	75
Purchases of premises and equipment	(517)	(262)
Net cash used in investing activities	(53,827)	(233,335)

Cash flows from financing activities
Net (decrease) increase in short-term FHLB advances	(16,100)	40,000
Net decrease in short-term advances other banks	-	(3,000)
Net proceeds from subordinated notes payable	-	29,501
Payment of cash dividends	(1,098)	(1,020)
Net increase in deposits	52,790	68,249
Net cash provided by financing activities	35,592	133,730

Net decrease in cash and cash equivalents	(8,193)	(86,247)
Cash and cash equivalents at beginning of period	69,009	149,775
Cash and cash equivalents at end of period	$60,816	$63,528

Cash paid during period for:
Interest	$7,198	$2,283
Income taxes	$4,471	$2,438

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Six Months Ended December 31, 2022 and 2021

(1)          Basis of Presentation

Within the accompanying unaudited consolidated statements of financial condition, and related notes to the consolidated financial statements, June 30, 2022 data were derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The consolidated financial statements at and for the three and six months ended December 31, 2022 and 2021 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2022, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. The Company had no material reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2023. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

(2)          Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries. At December 31, 2022, the Bank has 17 full-service banking offices, an operations center, customer call center and lending center located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities. Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank continues to service these loans.  Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of the Company, incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

Index
(4)          Securities

Securities at December 31, 2022 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,061	$-	$2,332	$10,729
U.S. treasury securities	18,176	-	2,070	16,106
State and political subdivisions	193,612	546	261	193,897
Mortgage-backed securities-residential	31,025	-	4,329	26,696
Mortgage-backed securities-multi-family	91,243	-	19,612	71,631
Corporate debt securities	17,899	-	1,840	16,059
Total securities available-for-sale	365,016	546	30,444	335,118
Securities held-to-maturity:
U.S. treasury securities	33,664	-	2,566	31,098
State and political subdivisions	487,495	3,479	35,181	455,793
Mortgage-backed securities-residential	39,530	-	3,721	35,809
Mortgage-backed securities-multi-family	160,100	-	20,795	139,305
Corporate debt securities	21,641	2	1,478	20,165
Other securities	40	-	-	40
Total securities held-to-maturity	742,470	3,481	63,741	682,210
Total securities	$1,107,486	$4,027	$94,185	$1,017,328

Securities at June 30, 2022 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,066	$-	$1,747	$11,319
U.S. treasury securities	20,158	-	1,731	18,427
State and political subdivisions	247,978	374	276	248,076
Mortgage-backed securities-residential	33,186	-	3,289	29,897
Mortgage-backed securities-multi-family	99,353	-	15,644	83,709
Corporate debt securities	17,884	-	1,250	16,634
Total securities available-for-sale	431,625	374	23,937	408,062
Securities held-to-maturity:
U.S. treasury securities	33,623	-	1,643	31,980
State and political subdivisions	493,897	2,760	35,747	460,910
Mortgage-backed securities-residential	42,461	1	2,242	40,220
Mortgage-backed securities-multi-family	171,921	2	13,895	158,028
Corporate debt securities	19,900	16	651	19,265
Other securities	50	-	-	50
Total securities held-to-maturity	761,852	2,779	54,178	710,453
Total securities	$1,193,477	$3,153	$78,115	$1,118,515

The Company’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of December 31, 2022, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$-	-	$10,729	$2,332	5	$10,729	$2,332	5
U.S. treasury securities	535	53	1	15,571	2,017	6	16,106	2,070	7
State and political subdivisions	110,058	261	69	-	-	-	110,058	261	69
Mortgage-backed securities-residential	7,537	687	21	19,159	3,642	9	26,696	4,329	30
Mortgage-backed securities-multi-family	7,920	1,118	4	63,711	18,494	27	71,631	19,612	31
Corporate debt securities	14,903	1,497	13	1,157	343	2	16,060	1,840	15
Total securities available-for-sale	140,953	3,616	108	110,327	26,828	49	251,280	30,444	157
Securities held-to-maturity:
U.S. treasury securities	21,508	1,202	5	9,590	1,364	4	31,098	2,566	9
State and political subdivisions	255,862	12,094	3,457	105,314	23,087	604	361,176	35,181	4,061
Mortgage-backed securities-residential	24,620	1,808	30	11,189	1,913	3	35,809	3,721	33
Mortgage-backed securities-multi-family	75,500	6,316	40	63,806	14,479	22	139,306	20,795	62
Corporate debt securities	5,998	602	5	6,417	876	8	12,415	1,478	13
Total securities held-to-maturity	383,488	22,022	3,537	196,316	41,719	641	579,804	63,741	4,178
Total securities	$524,441	$25,638	3,645	$306,643	$68,547	690	$831,084	$94,185	4,335

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

Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  During the six months ended  December 31, 2022, interest rates have increased, causing the unrealized loss on debt securities to increase, which does not indicate OTTI. Management has evaluated securities considering the other factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2022.

There were no transfers of securities available-for-sale to held-to-maturity during the three and six months ended December 31, 2022 or 2021. During the three and six months ended December 31, 2022, a loss of $251,000 was recognized from one sale of an available-for-sale security. The proceeds were used to fund higher yielding loans. During the three and six months ended December 31, 2021, there were no sales of securities and no gains or losses were recognized. There was no other-than-temporary impairment loss recognized during the three and six months ended December 31, 2022 and 2021.

The estimated fair values of debt securities at  December 31, 2022, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$193,528	$193,814
After one year through five years	27,017	24,345
After five years through ten years	20,703	17,475
After ten years	1,500	1,157
Total	242,748	236,791
Mortgage-backed securities	122,268	98,327
Total available-for-sale securities	365,016	335,118

Held-to-maturity debt securities
Within one year	59,578	59,044
After one year through five years	167,831	163,465
After five years through ten years	141,455	133,712
After ten years	173,976	150,875
Total	542,840	507,096
Mortgage-backed securities	199,630	175,114
Total held-to-maturity securities	742,470	682,210
Total debt securities	$1,107,486	$1,017,328

At  December 31, 2022 and June 30, 2022, securities with an aggregate fair value of $843.3 million and $892.9 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank.  At  December 31, 2022 and June 30, 2022, securities with an aggregate fair value of $16.8 million and $17.4 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. The Company did not participate in any securities lending programs during the three and six months ended  December 31, 2022 or 2021.

Index
Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no impairment charge was recorded during the three and six months ended December 31, 2022 or 2021.

(5)          Loans and Allowance for Loan Losses

Loan segments and classes at December 31, 2022 and June 30, 2022 are summarized as follows:

(In thousands)	December 31, 2022	June 30, 2022
Residential real estate:
Residential real estate	$371,646	$360,824
Residential construction and land	20,334	15,298
Multi-family	67,733	63,822
Commercial real estate:
Commercial real estate	705,649	595,635
Commercial construction	87,267	83,748
Consumer loan:
Home equity	20,669	17,877
Consumer installment	4,588	4,512
Commercial loans	112,169	110,271
Total gross loans	1,390,055	1,251,987
Allowance for loan losses	(22,289)	(22,761)
Deferred fees and cost, net	100	129
Loans receivable, net	$1,367,866	$1,229,355

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

Index
Loan balances by internal credit quality indicator at December 31, 2022 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$366,020	$172	$5,454	$371,646
Residential construction and land	20,334	-	-	20,334
Multi-family	67,644	89	-	67,733
Commercial real estate	673,200	7,055	25,394	705,649
Commercial construction	87,267	-	-	87,267
Home equity	20,484	-	185	20,669
Consumer installment	4,574	-	14	4,588
Commercial loans	105,613	3,232	3,324	112,169
Total gross loans	$1,345,136	$10,548	$34,371	$1,390,055

Loan balances by internal credit quality indicator at June 30, 2022 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$355,474	$28	$5,322	$360,824
Residential construction and land	15,297	-	1	15,298
Multi-family	63,730	92	-	63,822
Commercial real estate	555,451	13,777	26,407	595,635
Commercial construction	83,748	-	-	83,748
Home equity	17,369	-	508	17,877
Consumer installment	4,500	-	12	4,512
Commercial loans	104,364	996	4,911	110,271
Total gross loans	$1,199,933	$14,893	$37,161	$1,251,987

The Company had no loans classified doubtful or loss at December 31, 2022 or June 30, 2022.  During the quarter ended December 31, 2022, the Company upgraded one commercial loan relationship from special mention to pass, and one from substandard to special mention, due to improvements in borrower cash flows and improving financial performance. There were also loan payoffs during the quarter ended December 31, 2022, comprised of one commercial real estate loan and one commercial loan that were classified as substandard. This was offset by one commercial real estate loan relationship and one commercial loan relationship downgraded to substandard, and one commercial real estate loan relationship downgraded to special mention during the current quarter. At December 31, 2022, these loans were all performing. Management continues to monitor these loan relationships closely.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Loans on nonaccrual status totaled $5.4 million at December 31, 2022 of which $669,000 were in process of foreclosure. At December 31, 2022, there were five residential loans totaling $567,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $3.1 million of loans which were less than 90 days past due at December 31, 2022, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $6.3 million at June 30, 2022 of which $528,000 were in the process of foreclosure. At June 30, 2022, there were three residential loans in the process of foreclosure totaling $426,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.4 million of loans which were less than 90 days past due at June 30, 2022, but have a recent history of delinquency greater than 90 days past due. The decrease in nonperforming loans during the period was primarily due to $1.1 million in loan repayments, $134,000 in loans returning to performing status, and $7,000 in charge-offs, partially offset by $277,000 of loans placed into nonperforming status.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at December 31, 2022:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,410	$1,009	$1,542	$4,961	$366,685	$371,646	$2,685
Residential construction and land	-	-	-	-	20,334	20,334	-
Multi-family	-	-	-	-	67,733	67,733	-
Commercial real estate	1,816	225	178	2,219	703,430	705,649	828
Commercial construction	-	-	-	-	87,267	87,267	-
Home equity	46	38	140	224	20,445	20,669	185
Consumer installment	35	19	-	54	4,534	4,588	-
Commercial loans	1,603	91	398	2,092	110,077	112,169	1,679
Total gross loans	$5,910	$1,382	$2,258	$9,550	$1,380,505	$1,390,055	$5,377

The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2022:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$66	$1,676	$592	$2,334	$358,490	$360,824	$2,948
Residential construction and land	-	1	-	1	15,297	15,298	1
Multi-family	-	-	-	-	63,822	63,822	-
Commercial real estate	-	385	1,147	1,532	594,103	595,635	1,269
Commercial construction	-	-	-	-	83,748	83,748	-
Home equity	3	-	179	182	17,695	17,877	188
Consumer installment	22	17	-	39	4,473	4,512	7
Commercial loans	-	28	19	47	110,224	110,271	1,904
Total gross loans	$91	$2,107	$1,937	$4,135	$1,247,852	$1,251,987	$6,317

The Company had no accruing loans delinquent 90 days or more at December 31, 2022 and June 30, 2022.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	At December 31, 2022			For the three months ended December 31, 2022		For the six months ended December 31, 2022
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$785	$785	$-	$923	$2	$954	$2
Commercial real estate	371	371	-	372	6	218	8
Home equity	128	128	-	128	-	128	-
Consumer installment	4	4	-	4	-	5	1
Commercial loans	340	340	-	341	4	343	8
Impaired loans with no allowance	1,628	1,628	-	1,768	12	1,648	19

With an allowance recorded:
Residential real estate	2,428	2,428	587	2,301	5	2,120	7
Commercial real estate	4,100	4,100	1,090	3,805	41	3,517	73
Commercial construction	102	102	1	102	-	102	-
Home equity	-	-	-	-	-	160	4
Commercial loans	1,984	1,984	939	2,591	11	2,799	27
Impaired loans with allowance	8,614	8,614	2,617	8,799	57	8,698	111

Total impaired:
Residential real estate	3,213	3,213	587	3,224	7	3,074	9
Commercial real estate	4,471	4,471	1,090	4,177	47	3,735	81
Commercial construction	102	102	1	102	-	102	-
Home equity	128	128	-	128	-	288	4
Consumer installment	4	4	-	4	-	5	1
Commercial loans	2,324	2,324	939	2,932	15	3,142	35
Total impaired loans	$10,242	$10,242	$2,617	$10,567	$69	$10,346	$130

Index
	At June 30, 2022			For the three months ended December 31, 2021		For the six months ended December 31, 2021
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$990	$990	$-	$664	$10	$442	$10
Commercial real estate	67	67	-	539	5	492	8
Home equity	128	128	-	128	-	128	-
Consumer Installment	5	5	-	-	-	-	-
Commercial loans	346	346	-	180	2	139	2
Impaired loans with no allowance	1,536	1,536	-	1,511	17	1,201	20

With an allowance recorded:
Residential real estate	1,953	1,953	588	1,958	28	1,338	33
Commercial real estate	3,698	3,698	1,118	612	8	696	18
Commercial construction	102	102	1	102	-	102	-
Home equity	320	320	44	321	3	321	6
Commercial loans	3,162	3,162	596	3,484	47	3,356	87
Impaired loans with allowance	9,235	9,235	2,347	6,477	86	5,813	144

Total impaired:
Residential real estate	2,943	2,943	588	2,622	38	1,780	43
Commercial real estate	3,765	3,765	1,118	1,151	13	1,188	26
Commercial construction	102	102	1	102	-	102	-
Home equity	448	448	44	449	3	449	6
Consumer Installment	5	5	-	-	-	-	-
Commercial loans	3,508	3,508	596	3,664	49	3,495	89
Total impaired loans	$10,771	$10,771	$2,347	$7,988	$103	$7,014	$164

The table below details loans that have been modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current outstanding Recorded Investment
For the six months ended December 31, 2022
Residential real estate	2	$778	$778	$778
Commercial real estate	2	$1,228	$1,233	$1,233
Commercial loans	1	$379	$379	$379

For the year ended June 30, 2022
Consumer Installment	1	$5	$5	$5

There were no loans that had been modified as a troubled debt restructuring during the six months ended December 31, 2021. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2022 or 2021, which have subsequently defaulted during the six months ended December 31, 2022 or 2021.

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

	Activity for the three months ended December 31, 2022
(In thousands)	Balance at September 30, 2022	Charge-offs	Recoveries	Provision	Balance at December 31, 2022
Residential real estate	$2,471	$-	$2	$19	$2,492
Residential construction and land	177	-	-	16	193
Multi-family	159	-	-	8	167
Commercial real estate	15,392	-	-	58	15,450
Commercial construction	1,044	-	-	56	1,100
Home equity	44	-	-	(6)	38
Consumer installment	274	137	29	118	284
Commercial loans	2,586	7	11	(25)	2,565
Total	$22,147	$144	$42	$244	$22,289

	Activity for the six months ended December 31, 2022
(In thousands)	Balance at June 30, 2022	Charge-offs	Recoveries	Provision	Balance at December 31, 2022
Residential real estate	$2,373	$-	$5	$114	$2,492
Residential construction and land	141	-	-	52	193
Multi-family	119	-	-	48	167
Commercial real estate	16,221	-	-	(771)	15,450
Commercial construction	1,114	-	-	(14)	1,100
Home equity	89	-	-	(51)	38
Consumer installment	349	304	75	164	284
Commercial loans	2,355	11	18	203	2,565
Total	$22,761	$315	$98	$(255)	$22,289

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance At December 31, 2022 Impairment Analysis		Ending Balance At December 31, 2022 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$587	$1,905	$3,213	$368,433
Residential construction and land	-	193	-	20,334
Multi-family	-	167	-	67,733
Commercial real estate	1,090	14,360	4,471	701,178
Commercial construction	1	1,099	102	87,165
Home equity	-	38	128	20,541
Consumer installment	-	284	4	4,584
Commercial loans	939	1,626	2,324	109,845
Total	$2,617	$19,672	$10,242	$1,379,813

	Activity for the three months ended December 31, 2021
(In thousands)	Balance at September 30, 2021	Charge-offs	Recoveries	Provision	Balance at December 31, 2021
Residential real estate	$1,997	$-	$7	$(23)	$1,981
Residential construction and land	120	-	-	(5)	115
Multi-family	100	-	-	(24)	76
Commercial real estate	14,298	-	-	1,318	15,616
Commercial construction	1,198	-	-	52	1,250
Home equity	140	-	-	(51)	89
Consumer installment	290	107	20	77	280
Commercial loans	2,350	10	1	(64)	2,277
Total	$20,493	$117	$28	$1,280	$21,684

	Activity for the six months ended December 31, 2021
(In thousands)	Balance at June 30, 2021	Charge-offs	Recoveries	Provision	Balance at December 31, 2021
Residential real estate	$2,012	$-	$7	$(38)	$1,981
Residential construction and land	106	-	-	9	115
Multi-family	186	-	-	(110)	76
Commercial real estate	13,049	-	-	2,567	15,616
Commercial construction	1,535	-	-	(285)	1,250
Home equity	165	-	-	(76)	89
Consumer installment	267	211	57	167	280
Commercial loans	2,348	107	2	34	2,277
Total	$19,668	$318	$66	$2,268	$21,684

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2022 Impairment Analysis		Ending Balance June 30, 2022 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$588	$1,785	$2,943	$357,881
Residential construction and land	-	141	-	15,298
Multi-family	-	119	-	63,822
Commercial real estate	1,118	15,103	3,765	591,870
Commercial construction	1	1,113	102	83,646
Home equity	44	45	448	17,429
Consumer installment	-	349	5	4,507
Commercial loans	596	1,759	3,508	106,763
Total	$2,347	$20,414	$10,771	$1,241,216

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at:

(in thousands)	December 31, 2022	June 30, 2022
Residential real estate	$-	$68
Total foreclosed real estate	$-	$68

(6)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2022 and June 30, 2022 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$10,729	$-	$10,729	$-
U.S. Treasury securities	16,106	-	16,106	-
State and political subdivisions	193,897	-	193,897	-
Mortgage-backed securities-residential	26,696	-	26,696	-
Mortgage-backed securities-multi-family	71,631	-	71,631	-
Corporate debt securities	16,059	-	16,059	-
Securities available-for-sale	335,118	$-	335,118	-
Equity securities	281	281	-	-
Total securities measured at fair value	$335,399	$281	$335,118	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$11,319	$-	$11,319	$-
U.S. Treasury securities	18,427	-	18,427	-
State and political subdivisions	248,076	-	248,076	-
Mortgage-backed securities-residential	29,897	-	29,897	-
Mortgage-backed securities-multi-family	83,709	-	83,709	-
Corporate debt securities	16,634	-	16,634	-
Securities available-for-sale	408,062	-	408,062	-
Equity securities	273	273	-	-
Total securities measured at fair value	$408,335	$273	$408,062	$-

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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Impaired loans	$8,768	$2,617	$6,151	$-	$-	$6,151

June 30, 2022
Impaired loans	$9,401	$2,347	$7,054	$-	$-	$7,054
Foreclosed real estate	68	-	68	-	-	68

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2022
Impaired Loans	$4,578	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	19.70%
			Liquidation expenses(3)	3.98%-5.58%	4.33%
	1,573	Discounted cash flow	Discount rate	3.79%-11.95%	6.63%
June 30, 2022
Impaired loans	$4,333	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	21.67%
			Liquidation expenses(3)	3.98%-5.58%	4.72%
	2,721	Discounted cash flow	Discount rate	4.19%-11.95%	6.21%
Foreclosed real estate	68	Appraisal of collateral(1)	Appraisal adjustments(2)	10.46%	10.46%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

Index
The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At December 31, 2022 and June 30, 2022, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31, 2022		Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$60,816	$60,816	$60,816	$-	$-
Long term certificates of deposit	4,096	3,939	-	3,939	-
Securities available-for-sale	335,118	335,118	-	335,118	-
Securities held-to-maturity	742,470	682,210	-	682,210	-
Equity securities	281	281	281	-	-
Federal Home Loan Bank stock	6,159	6,159	-	6,159	-
Net loans receivable	1,367,866	1,262,902	-	-	1,262,902
Accrued interest receivable	12,068	12,068	-	12,068	-
Deposits	2,265,394	2,265,600	-	2,265,600	-
Borrowings	107,600	107,808	-	107,808	-
Subordinated notes payable, net	49,403	46,057	-	46,057	-
Accrued interest payable	816	816	-	816	-

	June 30, 2022		Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$69,009	$69,009	$69,009	$-	$-
Long term certificates of deposit	4,107	3,993	-	3,993	-
Securities available-for-sale	408,062	408,062	-	408,062	-
Securities held-to-maturity	761,852	710,453	-	710,453	-
Equity securities	273	273	273	-	-
Federal Home Loan Bank stock	6,803	6,803	-	6,803	-
Net loans receivable	1,229,355	1,170,960	-	-	1,170,960
Accrued interest receivable	8,917	8,917	-	8,917	-
Deposits	2,212,604	2,212,743	-	2,212,743	-
Borrowings	123,700	123,793	-	123,793	-
Subordinated notes payable, net	49,310	49,168	-	49,168	-
Accrued interest payable	603	603	-	603	-

Index
(7)          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no dilutive or anti-dilutive securities or contracts outstanding during the three and six months ended December 31, 2022 and 2021.

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021

Net Income	$7,198,000	$6,877,000	$16,234,000	$13,991,000
Weighted Average Shares – Basic	8,513,414	8,513,414	8,513,414	8,513,414
Weighted Average Shares - Diluted	8,513,414	8,513,414	8,513,414	8,513,414

Earnings per share - Basic	$0.85	$0.81	$1.91	$1.64
Earnings per share - Diluted	$0.85	$0.81	$1.91	$1.64

(8)          Dividends

On October 19, 2022, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.14 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.56 per share, which was the same rate as the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of November 15, 2022, and was paid on November 30, 2022. Greene County Bancorp, MHC waived its right to receive this dividend.

(9)          Impact of Recent Accounting Pronouncements

Accounting Pronouncements to be adopted in future periods

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other topics in  ASU 2019-04 include items related to the amendments in ASU 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13 on a number of different topics, including the following:  accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, consideration of prepayments in determining the effective interest rate, consideration of estimated costs to sell when foreclosure is probable, vintage disclosures— line-of-credit arrangements converted to term loans, and contractual extensions and renewals. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in ASU 2016-13.  In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326 Financial Instruments Credit Losses provides additional clarification to specific issues about certain aspects of the amendments in ASU 2016-13 related to measuring the allowance for loan losses under the new guidance. The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption.  At this time, we have not calculated the estimated impact that this Update will have on our allowance for credit losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. To date, the Company has implemented a detailed project plan, established a governance structure, selected a software vendor, hired resources to support the CECL modeling, incorporated data requirements and enhancements into our standard processes, selected portfolio segmentations, determined the credit loss methodology for each portfolio, started to perform parallel calculations for certain elements of the model, selected a model validation firm and have finalized the methodology and reserve processes for the CECL related to HTM investment and the CECL related to off-balance sheet credit exposures. We are in process of documenting accounting policy elections, processes and controls. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding small reporting companies such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses which amends the implementation effective date for small reporting companies, such as the Company, and non-public business entities, for fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will implement this standard for the fiscal year beginning July 1, 2023.

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

In March 2022, the FASB issued ASU No. 2022-02, amendments related to Troubled Debt Restructurings (TDRs) for all entities after they adopt ASU 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326). The ASU eliminates the guidance on TDRs and requires an evaluation on all loan modifications to determine if they result in a new loan or a continuation of the existing loan. The ASU also requires that entities disclose current-period gross charge-offs by year of origination and eliminates the recognition and measurement guidance for TDRs in Subtopic 310-40. The effective dates for the amendments in this Update are the same as the effective dates in ASU 2016-13. The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company will implement the Update with the adoption of ASU 2016-13.

(10)        Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and six months ended December 31, 2022 and 2021 were as follows:
	Three months ended December 31,		Six months ended December 31,
(In thousands)	2022	2021	2022	2021
Interest cost	$50	$42	$100	$84
Expected return on plan assets	(55)	(70)	(110)	(140)
Amortization of net loss	27	32	54	64
Net periodic pension cost	$22	$4	$44	$8

The interest cost, expected return on plan assets and amortization of net loss components are included in other noninterest expense on the consolidated statements of income. On an annual basis, upon the completion of the third-party actuarial valuation related to the defined benefit pension plan, the Company records adjustments to accumulated other comprehensive income. The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2023.

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

The net periodic pension costs related to the SERP for the three and six months ended December 31, 2022 were $390,000 and $761,000, respectively, included within salaries and benefits expense on the consolidated statements of income. The total liability for the SERP was $11.1 million at December 31, 2022 and $9.9 million at June 30, 2022, and is included in accrued expenses and other liabilities.  The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

(11)         Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).  A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10 of the consolidated financial statements for the year ended June 30, 2022.

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and six months ended December 31, 2022 and 2021 were as follows:

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Number of options outstanding, beginning of period	1,786,120	1,982,720	1,479,520	1,507,600
Options Granted	-	-	403,600	475,120
Options Paid in Cash	(478,700)	(476,200)	(575,700)	(476,200)
Number of options outstanding, end of period	1,307,420	1,506,520	1,307,420	1,506,520

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2022	2021	2022	2021
Cash paid out on options vested	$3,594	$3,054	$4,104	$3,054
Compensation costs recognized	$1,026	$1,067	$1,994	$1,877

The total liability for the Plan was $4.0 million and $6.1 million at December 31, 2022 and June 30, 2022, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

Index
(12)        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2022 and 2021 are presented as follows:

Activity for the three months ended December 31, 2022 and 2021
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - September 30, 2021	$(1,006)	$(1,509)	$(2,515)
Other comprehensive loss before reclassification	(1,218)	-	(1,218)
Other comprehensive loss for the three months ended December 31, 2021	(1,218)	-	(1,218)
Balance - December 31, 2021	$(2,224)	$(1,509)	$(3,733)

Balance - September 30, 2022	$(23,886)	$(1,115)	$(25,001)
Other comprehensive income before reclassification	1,791	-	1,791
Amounts reclassified to net loss on sale of available-for-sale securities non-interest income	251	-	251
Tax expense effect	67	-	67
Net of tax	184	-	184
Other comprehensive income for the three months ended December 31, 2022	1,975	-	1,975
Balance - December 31, 2022	$(21,911)	$(1,115)	$(23,026)

Activity for the six months ended December 31, 2022 and 2021
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance at June 30, 2021	$348	$(1,509)	$(1,161)
Other comprehensive loss before reclassification	(2,572)	-	(2,572)
Other comprehensive loss for the six months ended December 31, 2021	(2,572)	-	(2,572)
Balance at December 31, 2021	$(2,224)	$(1,509)	$(3,733)

Balance - June 30, 2022	$(17,268)	$(1,115)	$(18,383)
Other comprehensive loss before reclassification	(4,827)	-	(4,827)
Amounts reclassified to net loss on sale of available-for-sale securities non-interest income	251	-	251
Tax expense effect	67	-	67
Net of tax	184	-	184
Other comprehensive loss for the six months ended December 31, 2022	(4,643)	-	(4,643)
Balance at December 31, 2022	$(21,911)	$(1,115)	$(23,026)

(13)        Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

Index
The following includes quantitative data related to the Company’s operating leases as of December 31, 2022 and June 30, 2022, and for the three and six months ended December 31, 2022 and 2021:

(In thousands, except weighted-average information).
Operating lease amounts:	December 31, 2022	June 30, 2022
Right-of-use assets	$1,817	$1,980
Lease liabilities	$1,881	$2,040

	For the three months ended December 31,
	2022	2021
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$90	$87
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$415

Lease costs:
Operating lease cost	$82	$81
Variable lease cost	$10	$10

	For the six months ended December 31,
	2022	2021
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$179	$174
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$415

Lease costs:
Operating lease cost	$163	$161
Variable lease cost	$20	$20

Index
The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, as of December 31, 2022:

(in thousands)
Within the twelve months ended December 31,
2023	$366
2024	377
2025	369
2026	340
2027	258
Thereafter	285
Total undiscounted cash flow	1,995
Less net present value adjustment	(114)
Lease Liability	$1,881

Weighted-average remaining lease term (Years)	4.39
Weighted-average discount rate	2.15%

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

The Company’s unfunded loan commitments and unused lines of credit are as follows:

(In thousands)	December 31, 2022	June 30, 2022
Unfunded loan commitments	$118,242	$213,420
Unused lines of credit	93,697	85,971
Standby letters of credit	889	189
Total commitments	$212,828	$299,580

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

The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Except as noted below, management believes there are no such legal proceedings pending or threatened against the Company or its subsidiaries, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

Index
On April 26, 2022, Andrew Broockmann, a customer of The Bank of Greene County (the “Bank”), filed a putative class action complaint against the Bank in the United States District Court for the Northern District of New York. The complaint alleges that the Bank improperly assessed overdraft fees on debit-card transactions that were authorized on a positive account balance but settled on a negative balance. Mr. Broockmann, on behalf of the putative class, seeks compensatory damages, punitive damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. The Bank denies that it improperly assessed overdraft fees or breached any agreement with Mr. Broockmann or with members of the putative class. The parties have reached an agreement in principle to settle the lawsuit, which remains subject to court approval.  The Company reserved $1.15 million in the quarter ended December 31, 2022 in connection with the matter, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

(15)        Subsequent events

On January 18, 2023, the Board of Directors announced a cash dividend for the quarter ended December 31, 2022 of $0.14 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.56 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 13, 2023, and is expected to be paid on February 27, 2023.  The Greene County Bancorp, MHC intends to waive its receipt of this dividend.

As previously disclosed to, and approved by, the Company’s shareholders at the Company’s Annual Meeting held on November 5, 2022, the Company’s charter was amended, effective January 19, 2023, to increase the number of authorized shares of common stock from 12,000,000 to 36,000,000.

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

Comparison of Financial Condition at December 31, 2022 and June 30, 2022

ASSETS

Total assets of the Company were $2.6 billion at December 31, 2022 and $2.6 billion at June 30, 2022, an increase of $44.6 million, or 1.7%.  Securities available-for-sale and held-to-maturity decreased $92.3 million, or 7.9%, to $1.1 billion at December 31, 2022 as compared to $1.2 billion at June 30, 2022.  Net loans receivable increased $138.5 million, or 11.3%, to $1.4 billion at December 31, 2022 from $1.2 billion at June 30, 2022.

Index
CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $8.2 million to $60.8 million at December 31, 2022 from $69.0 million at June 30, 2022. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis.

SECURITIES

Securities available-for-sale and held-to-maturity decreased $92.3 million, or 7.9%, to $1.1 billion at December 31, 2022 as compared to $1.2 billion at June 30, 2022. The decrease was the result of utilizing maturing investments to fund loan growth during the period and due to the increase in unrealized loss on securities of $6.3 million. Securities purchases totaled $107.5 million during the six months ended December 31, 2022 and consisted primarily of $105.8 million of state and political subdivision securities. Principal pay-downs and maturities during the six months ended December 31, 2022 amounted to $190.2 million, primarily consisting of $166.2 million of state and political subdivision securities, and $22.3 million of mortgage-backed securities.  At December 31, 2022, 63.2% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 27.7% of our securities portfolio at December 31, 2022, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

	December 31, 2022		June 30, 2022
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Government sponsored enterprises	$10,729	1.0%	$11,319	0.9%
U.S. Treasury securities	16,106	1.5	18,427	1.6
State and political subdivisions	193,897	18.0	248,076	21.2
Mortgage-backed securities-residential	26,696	2.5	29,897	2.6
Mortgage-backed securities-multifamily	71,631	6.6	83,709	7.2
Corporate debt securities	16,059	1.5	16,634	1.4
Total securities available-for-sale	335,118	31.1	408,062	34.9
Securities held-to-maturity:
U.S. treasury securities	33,664	3.1	33,623	2.9
State and political subdivisions	487,495	45.2	493,897	42.2
Mortgage-backed securities-residential	39,530	3.7	42,461	3.6
Mortgage-backed securities-multifamily	160,100	14.9	171,921	14.7
Corporate debt securities	21,641	2.0	19,900	1.7
Other securities	40	0.0	50	0.0
Total securities held-to-maturity	742,470	68.9	761,852	65.1
Total securities	$1,077,588	100.0%	$1,169,914	100.0%

LOANS

Net loans receivable increased $138.5 million, or 11.3%, to $1.4 billion at December 31, 2022 from $1.2 billion at June 30, 2022.  The loan growth experienced during the six months consisted primarily of $110.0 million in commercial real estate loans, $10.8 million in residential real estate loans, $5.0 million in residential construction and land loans, $3.9 million in multi-family loans, and $3.5 million in commercial construction loans.   The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  The Company continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
	December 31, 2022		June 30, 2022
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$371,646	26.7%	$360,824	28.8%
Residential construction and land	20,334	1.4	15,298	1.2
Multi-family	67,733	4.9	63,822	5.1
Commercial real estate	705,649	50.8	595,635	47.6
Commercial construction	87,267	6.3	83,748	6.7
Home equity	20,669	1.5	17,877	1.4
Consumer installment	4,588	0.3	4,512	0.4
Commercial loans	112,169	8.1	110,271	8.8
Total gross loans	1,390,055	100.0%	1,251,987	100.0%
Allowance for loan losses	(22,289)		(22,761)
Deferred fees and costs, net	100		129
Total net loans	$1,367,866		$1,229,355

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

Index
Analysis of allowance for loan losses activity

	At or for the six months ended December 31,
(Dollars in thousands)	2022	2021
Balance at the beginning of the period	$22,761	$19,668
Charge-offs:
Consumer installment	304	211
Commercial loans	11	107
Total loans charged off	315	318

Recoveries:
Residential real estate	5	7
Consumer installment	75	57
Commercial loans	18	2
Total recoveries	98	66

Net charge-offs	217	252

Provisions charged to operations	(255)	2,268
Balance at the end of the period	$22,289	$21,684

Net charge-offs to average loans outstanding (annualized)	0.03%	0.05%
Net charge-offs to nonperforming assets (annualized)	8.07%	13.01%
Allowance for loan losses to nonperforming loans	414.52%	559.59%
Allowance for loan losses to total loans receivable	1.60%	1.89%

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	December 31, 2022	June 30, 2022
Nonaccruing loans:
Residential real estate	$2,685	$2,948
Residential construction and land	-	1
Commercial real estate	828	1,269
Home equity	185	188
Consumer installment	-	7
Commercial	1,679	1,904
Total nonaccruing loans	$5,377	$6,317
Foreclosed real estate:
Residential real estate	-	68
Total foreclosed real estate	-	68
Total nonperforming assets	$5,377	$6,385

Troubled debt restructuring:
Nonperforming (included above)	$3,136	$2,707
Performing (accruing and excluded above)	2,600	2,336

Total nonperforming assets as a percentage of total assets	0.21%	0.25%
Total nonperforming loans to net loans	0.39%	0.50%

At December 31, 2022 and June 30, 2022, there were no loans greater than 90 days and accruing.

Nonperforming assets amounted to $5.4 million and $6.4 million at December 31, 2022 and June 30, 2022, respectively.  Loans on nonaccrual status totaled $5.4 million at December 31, 2022 of which $669,000 were in process of foreclosure.  At December 31, 2022, there were five residential loans totaling $567,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $3.1 million of loans which were less than 90 days past due at December 31, 2022, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $6.3 million at June 30, 2022 of which $528,000 were in the process of foreclosure. At June 30, 2022, there were three residential loans in the process of foreclosure totaling $426,000 and one commercial real estate loan totaling $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.4 million of loans which were less than 90 days past due at June 30, 2022, but have a recent history of delinquency greater than 90 days past due.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.” A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

The table below details additional information on impaired loans at December 31, 2022 and June 30, 2022:

(In thousands)	December 31, 2022	June 30, 2022
Balance of impaired loans, with a valuation allowance	$8,614	$9,235
Allowances relating to impaired loans included in allowance for loan losses	2,617	2,347
Balance of impaired loans, without a valuation allowance	1,628	1,536
Total impaired loans	10,242	10,771

	For the three months ended December 31,		For the six months ended December 31,
(In thousands)	2022	2021	2022	2021
Average balance of impaired loans for the periods ended	$10,567	$7,988	$10,346	$7,014
Interest income recorded on impaired loans during the periods ended	69	103	130	164

Index
Residential real estate average balance of impaired loans with a valuation allowance amounted to $2.3 million for the three months ended December 31, 2022, as compared to $2.0 million for the three months ended June 30, 2022, an increase of $300,000.  The increase in residential real estate impaired loans was primarily the result of two loan relationships moving into impairment status during the quarter end December 31, 2022. Commercial loans average balance of impaired loans with a valuation allowance amounted to $2.6 million for the three months ended December 31, 2022, as compared to $3.4 million for the three months ended June 30, 2022, a decrease of $800,000.  The decrease was primarily the result of one loan paying off during the quarter end December 31, 2022.

DEPOSITS

Deposits totaled $2.3 billion at December 31, 2022 and $2.2 billion at June 30, 2022, an increase of $52.8 million, or 2.4%. NOW deposits increased $36.3 million, or 2.4%, and certificates of deposits increased $61.9 million, or 151.6% when comparing December 31, 2022 and June 30, 2022. Included within certificates of deposits at December 31, 2022 and June 30, 2022 were $68.6 million and $7.2 million in brokered certificates of deposit, respectively. Money market deposits decreased $20.4 million, or 12.9%, savings deposits decreased $3.6 million, or 1.0%, and noninterest-bearing deposits decreased $21.4 million, or 11.4% when comparing December 31, 2022 and June 30, 2022.  Deposits increased during the six months ended December 31, 2022 as a result of an increase in municipal deposits at Greene County Commercial Bank, primarily from tax collection, and new account relationships.

Major classifications of deposits at December 31, 2022 and June 30, 2022 are summarized as follows:

(In thousands)	December 31, 2022	Percentage of Portfolio	June 30, 2022	Percentage of Portfolio
Noninterest-bearing deposits	$166,295	7.3%	$187,697	8.5%
Certificates of deposit	102,670	4.5	40,801	1.9
Savings deposits	340,150	15.0	343,731	15.5
Money market deposits	137,269	6.1	157,623	7.1
NOW deposits	1,519,010	67.1	1,482,752	67.0
Total deposits	$2,265,394	100.0%	$2,212,604	100.0%

BORROWINGS

At December 31, 2022, the Bank had pledged approximately $549.4 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $363.4 million at December 31, 2022, of which there were no term borrowings and $65.0 million irrevocable municipal letters of credit outstanding at December 31, 2022. There were $107.6 million and $123.7 million in overnight borrowings at December 31, 2022 and June 30, 2022, respectively. Interest rates on overnight borrowings are determined at the time of borrowing. There were no long-term fixed rate, fixed term advances at December 31, 2022 and June 30, 2022. The $65.0 million of irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2022, approximately $16.8 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2022.

The Bank has established unsecured lines of credit with Atlantic Central Bankers Bank for $15.0 million and two other financial institutions for $50.0 million. The Company has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were no borrowings outstanding with these lines of credit for both the Company and the Bank at December 31, 2022 and June 30, 2022.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At December 31, 2022, there were $19.8 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

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

At December 31, 2022, there were no other long-term borrowings and therefore no scheduled maturities of long-term borrowings.

Index
EQUITY

Shareholders’ equity increased to $168.2 million at December 31, 2022 from $157.7 million at June 30, 2022, resulting primarily from net income of $16.2 million, partially offset by dividends declared and paid of $1.1 million and an increase in accumulated other comprehensive loss of $4.6 million. Unrealized loss on available for sale securities increased at December 31, 2022 compared to June 30, 2022, but decreased compared to September 30, 2022 as the yields on bonds increased during the current three months ended December 31, 2022.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three and six months ending December 31, 2022, the Company did not repurchase any shares.

Selected Equity Data:
	December 31, 2022	June 30, 2022
Shareholders’ equity to total assets, at end of period	6.43%	6.13%
Book value per share	$19.76	$18.53
Closing market price of common stock	$57.42	$45.29

	For the six months ended December 31,
	2022	2021
Average shareholders’ equity to average assets	6.35%	6.80%
Dividend payout ratio[1]	14.66%	15.85%
Actual dividends paid to net income[2]	6.76%	7.29%

1The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months ended June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, September 30, 2022, and December 31, 2022. Dividends declared during the three months ended March 31, 2021 and June 30, 2022 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2022 and 2021

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three and six months ended December 31, 2022 and 2021. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages. Average loan balances include nonperforming loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Index
	Three months ended December 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,367,759	$14,801	4.33%	$1,126,568	$11,990	4.26%
Securities non-taxable	683,294	3,504	2.05	636,062	2,253	1.42
Securities taxable	407,916	1,999	1.96	407,193	1,517	1.49
Interest-bearing bank balances and federal funds	21,195	169	3.19	97,611	39	0.16
FHLB stock	2,812	55	7.82	1,114	12	4.31
Total interest-earning assets	2,482,976	20,528	3.31%	2,268,548	15,811	2.79%
Cash and due from banks	11,790			12,495
Allowance for loan losses	(22,369)			(20,952)
Other noninterest-earning assets	95,110			80,126
Total assets	$2,567,507			$2,340,217

Interest-Bearing Liabilities:
Savings and money market deposits	$477,179	$207	0.17%	$446,953	$200	0.18%
NOW deposits	1,583,966	3,200	0.81	1,440,348	575	0.16
Certificates of deposit	62,273	331	2.13	34,811	74	0.85
Borrowings	82,058	867	4.23	49,699	509	4.10
Total interest-bearing liabilities	2,205,476	4,605	0.84%	1,971,811	1,358	0.28%
Noninterest-bearing deposits	175,391			189,830
Other noninterest-bearing liabilities	23,393			21,393
Shareholders' equity	163,247			157,183
Total liabilities and equity	$2,567,507			$2,340,217

Net interest income		$15,923			$14,453
Net interest rate spread			2.47%			2.51%
Net earnings assets	$277,500			$296,737
Net interest margin			2.57%			2.55%
Average interest-earning assets to average interest-bearing liabilities	112.58%			115.05%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the three months ended December 31,
(Dollars in thousands)	2022	2021
Net interest income (GAAP)	$15,923	$14,453
Tax-equivalent adjustment(1)	1,283	816
Net interest income (fully taxable-equivalent)	$17,206	$15,269

Average interest-earning assets	$2,482,976	$2,268,548
Net interest margin (fully taxable-equivalent)	2.77%	2.69%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended December 31, 2022 and 2021, respectively.

Index
	Six months ended December 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,340,927	$28,183	4.20%	$1,115,578	$24,057	4.31%
Securities non-taxable	690,716	6,581	1.91	607,722	4,344	1.43
Securities taxable	420,718	4,118	1.96	387,488	2,917	1.51
Interest-bearing bank balances and federal funds	13,333	196	2.94	100,411	81	0.16
FHLB stock	3,033	90	5.93	1,103	25	4.53
Total interest-earning assets	2,468,727	39,168	3.17%	2,212,262	31,424	2.84%
Cash and due from banks	12,348			12,327
Allowance for loan losses	(22,707)			(20,338)
Other noninterest-earning assets	92,906			77,511
Total assets	$2,551,274			$2,281,762

Interest-Bearing Liabilities:
Savings and money market deposits	$488,173	$410	0.17%	$447,248	$406	0.18%
NOW deposits	1,541,588	4,787	0.62	1,397,923	1,140	0.16
Certificates of deposit	66,030	551	1.67	34,775	151	0.87
Borrowings	88,094	1,663	3.78	38,612	875	4.53
Total interest-bearing liabilities	2,183,885	7,411	0.68%	1,918,558	2,572	0.27%
Noninterest-bearing deposits	179,803			185,911
Other noninterest-bearing liabilities	25,489			22,174
Shareholders' equity	162,097			155,119
Total liabilities and equity	$2,551,274			$2,281,762

Net interest income		$31,757			$28,852
Net interest rate spread			2.49%			2.57%
Net earnings assets	$284,842			$293,704
Net interest margin			2.57%			2.61%
Average interest-earning assets to average interest-bearing liabilities	113.04%			115.31%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the six months ended December 31,
(Dollars in thousands)	2022	2021
Net interest income (GAAP)	$31,757	$28,852
Tax-equivalent adjustment(1)	2,407	1,582
Net interest income (fully taxable-equivalent)	$34,164	$30,434

Average interest-earning assets	$2,468,727	$2,212,262
Net interest margin (fully taxable-equivalent)	2.77%	2.75%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended December 31, 2022 and 2021, respectively.

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

	Three Months Ended December 31, 2022 versus 2021			Six Months Ended December 31, 2022 versus 2021
(Dollars in thousands)	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$2,611	$200	$2,811	$4,753	$(627)	$4,126
Securities non-taxable	179	1,072	1,251	647	1,590	2,237
Securities taxable	3	479	482	269	932	1,201
Interest-bearing bank balances and federal funds	(54)	184	130	(127)	242	115
FHLB stock	28	15	43	55	10	65
Total interest-earning assets	2,767	1,950	4,717	5,597	2,147	7,744

Interest-Bearing Liabilities:
Savings and money market deposits	16	(9)	7	30	(26)	4
NOW deposits	63	2,562	2,625	126	3,521	3,647
Certificates of deposit	88	169	257	198	202	400
Borrowings	341	17	358	954	(166)	788
Total interest-bearing liabilities	508	2,739	3,247	1,308	3,531	4,839
Net change in net interest income	$2,259	$(789)	$1,470	$4,289	$(1,384)	$2,905

1 Calculated net of deferred loan fees, loan discounts, and loans in process.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets decreased to 1.12% from 1.18% for the three months ended December 31, 2022 and 2021, respectively, and increased to 1.27% from 1.23% for the six months ended December 31, 2022 and 2021, respectively.  Annualized return on average equity increased to 17.64% for the three months and increased to 20.03% for the six months ended December 31, 2022 as compared to 17.50% for the three months and 18.04% for the six months ended December 31, 2021.  The decrease in return on average assets for the three months ended December 31, 2022 was due to a decrease in net income, due to an increase in noninterest expense of $1.6 million for the quarter as discussed below.  The increase in return on average assets for the six months ended December 31, 2022 and increase in return on average equity for the three and six months ended December 31, 2022 was primarily the result of net income outpacing growth in the balance sheet. Net income amounted to $7.2 million and $6.9 million for the three months ended December 31, 2022 and 2021, respectively, an increase of $321,000, or 4.7%, and amounted to $16.2 million and $14.0 million for the six months ended December 31, 2022 and 2021, respectively, an increase of $2.2 million, or 16.0%.  Average assets increased $227.3 million, or 9.7%, to $2.6 billion for the three months ended December 31, 2022 as compared to $2.3 billion for the three months ended December 31, 2021. Average equity increased $6.1 million, or 3.9%, to $163.2 million for the three months ended December 31, 2022 as compared to $157.2 million for the three months ended December 31, 2021. Average assets increased $269.5 million, or 11.8%, to $2.6 billion for the six months ended December 31, 2022 as compared to $2.3 billion for the six months ended December 31, 2021. Average equity increased $7.0 million, or 4.5%, to $162.1 million for the six months ended December 31, 2022 as compared to $155.1 million for the six months ended December 31, 2021.

Index
INTEREST INCOME

Interest income amounted to $20.5 million for the three months ended December 31, 2022 as compared to $15.8 million for the three months ended December 31, 2021, an increase of $4.7 million, or 29.8%. Interest income amounted to $39.2 million for the six months ended December 31, 2022 as compared to $31.4 million for the six months ended December 31, 2021, an increase of $7.7 million, or 24.6%. The increase in average balances on loans and securities had the greatest impact on interest income. The rates earned on securities also increased during the quarter contributing to higher interest income.

Average loan balances increased $241.2 million and $225.3 million and the yield on loans increased 7 basis points and decreased 11 basis points when comparing the three and six months ended December 31, 2022 and 2021, respectively. The yield on loans decreased for the six months ended December 31, 2022 due to the fee income recognized on Paycheck Protection Program (“PPP”) loans for the six months ended December 31, 2021. Excluding PPP loan fees, loan yields increased 33 basis points when comparing the six months ended December 31, 2022 and 2021. Average securities increased $48.0 million and $116.3 million and the yield on such securities increased 29 and 47 basis points when comparing the three and six months ended December 31, 2022 and 2021, respectively.  Average interest-bearing bank balances and federal funds decreased $76.4 million and $87.1 million, and the yield increased 303 and 278 basis points when comparing the three and six months ended December 31, 2022 and 2021, respectively.

INTEREST EXPENSE

Interest expense amounted to $4.6 million for the three months ended December 31, 2022 as compared to $1.4 million for the three months ended December 31, 2021, an increase of $3.2 million or 239.1%. Interest expense amounted to $7.4 million for the six months ended December 31, 2022 as compared to $2.6 million for the six months ended December 31, 2021, an increase of $4.8 million or 188.1%. The increase in average cost of NOW deposits and certificates of deposit had the greatest impact on interest expense during the three and six months ended December 31, 2022.

Cost of interest-bearing liabilities increased 56 and 41 basis points when comparing the three and six months ended December 31, 2022 and 2021. The cost of NOW deposits increased 65 and 46 basis points, the cost of certificates of deposit increased 128 and 80 basis points, and the cost of savings and money market deposits remained flat when comparing the three and six months ended December 31, 2022 and 2021, respectively. The increase in the cost of interest-bearing liabilities was also due to growth in the average balance of interest-bearing liabilities of $233.7 million and $265.3 million, most notably due to an increase in NOW deposits of $143.6 million and $143.7 million, an increase in average savings and money market deposits of $30.2 million and $40.9 million, an increase in average borrowings of $32.4 million and $49.5 million, and an increase in average certificates of deposits of $27.5 million and $31.3 million, when comparing the three and six months ended December 31, 2022 and 2021, respectively. Yields on interest-earning assets and costs of interest-bearing deposits increased for the three and six months ended December 31, 2022, as the Federal Reserve Board raised interest rates throughout the calendar year 2022.

NET INTEREST INCOME

Net interest income increased $1.4 million to $15.9 million for the three months ended December 31, 2022 from $14.5 million for the three months ended December 31, 2021. Net interest income increased $2.9 million to $31.8 million for the six months ended December 31, 2022 from $28.9 million for the six months ended December 31, 2021. The increase in net interest income was the result of growth in the average balance of interest-earning assets, and increases in interest rates on interest-earning assets, which increased 52 and 33 basis points when comparing the three and six months ended December 31, 2022 and 2021, respectively. The increase in net interest income was offset by increases in the average balance of interest-bearing liabilities, and increases in rates paid on interest-bearing liabilities.

Net interest rate spread and margin both decreased when comparing the six months ended December 31, 2022 and 2021. Net interest rate spread decreased 4 and 8 basis points to 2.47% and 2.49% for the three and six months ended December 31, 2022 compared to 2.51% and 2.57% for the three and six months ended December 31, 2021, respectively. Net interest margin increased 2 basis points to 2.57%, for the three months ended December 31, 2022 compared to 2.55% for the three months ended December 31, 2021. Net interest margin decreased 4 basis points to 2.57%, for the six months ended December 31, 2022 compared to 2.61% for the six months ended December 31, 2021. The decrease during the current quarter was due to the higher interest rate environment, which resulted in higher rates paid on deposits, resulting in higher interest expense. This was partially offset by increases in interest income on loans and securities, as they are being repriced at higher yields and the interest rates earned on new balances are higher than the historic low levels.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.77% and 2.69% for the three months ended December 31, 2022 and 2021, respectively, and was 2.77% and 2.75% for the six months ended December 31, 2022 and 2021, respectively.

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

The Federal Reserve Board has taken a number of measures in an attempt to slow inflation. The Federal Reserve Board changed its Monetary Policy to raise rates in recent quarters. The rise in the federal funds rate has and is expected to continue to have a positive impact to the Company’s interest spread and margin as the rates on new loans and securities purchased are at a higher rate than in the prior year, however given how quickly the rate rise has been, it has not allowed the Company to reprice assets as quickly as deposits.

PROVISION FOR LOAN LOSSES

Provision for loan losses amounted to $244,000 and $1.3 million for the three months ended December 31, 2022 and 2021, respectively, and amounted to a benefit of $255,000 and a charge of $2.3 million for the six months ended December 31, 2022 and 2021, respectively. The provision for loan losses for the three months ended December 31, 2022 was due to the growth in gross loans partially offset by the decrease in loans classified as substandard. The benefit for the six months ended December 31, 2022 was due to a decrease in the balance and reserve percentage on loans adversely classified, partially offset by the growth in gross loans. Loans classified as substandard or special mention totaled $44.9 million at December 31, 2022 and $52.1 million at June 30, 2022, a decrease of $7.2 million.  Reserves on loans classified as substandard or special mention totaled $6.7 million at December 31, 2022 compared to $9.6 million at June 30, 2022, a decrease of $2.9 million. There were no loans classified as doubtful or loss at December 31, 2022 or June 30, 2022. Allowance for loan losses to total loans receivable was 1.60% at December 31, 2022 compared to 1.82% at June 30, 2022.

Net charge-offs amounted to $102,000 and $89,000 for the three months ended December 31, 2022 and 2021, respectively, an increase of $13,000. Net charge-offs totaled $217,000 and $252,000 for the six months ended December 31, 2022 and 2021, respectively, a decrease of $35,000. There were no significant charge offs in each loan segment during the three and six months ended December 31, 2022.

Nonperforming loans amounted to $5.4 million and $6.3 million at December 31, 2022 and June 30, 2022, respectively. The decrease in nonperforming loans during the period was primarily due to $1.1 million in loan repayments, $134,000 in loans returning to performing status, and $7,000 in charge-offs, partially offset by $277,000 of loans placed into nonperforming status. At December 31, 2022 nonperforming assets were 0.21% of total assets compared to 0.25% at June 30, 2022. Nonperforming loans were 0.39% and 0.50% of net loans at December 31, 2022 and June 30, 2022, respectively.

NONINTEREST INCOME

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest income:	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Service charges on deposit accounts	$1,234	$1,158	$76	6.56%	$2,451	$2,227	$224	10.06%
Debit card fees	1,138	1,107	31	2.80	2,280	2,190	90	4.11
Investment services	198	278	(80)	(28.78)	378	491	(113)	(23.01)
E-commerce fees	29	27	2	7.41	55	60	(5)	(8.33)
Bank-owned life insurance	340	315	25	7.94	680	616	64	10.39
Net loss on available-for-sale securities	(251)	-	(251)	(100.00)	(251)	-	(251)	(100.00)
Other operating income	207	353	(146)	(41.36)	400	583	(183)	(31.39)
Total noninterest income	$2,895	$3,238	$(343)	(10.59)%	$5,993	$6,167	$(174)	(2.82)%

Noninterest income decreased $343,000, or 10.6%, to $2.9 million for the three months ended December 31, 2022 compared to $3.2 million for the three months ended December 31, 2021. Noninterest income decreased $174,000, or 2.8%, to $6.0 million for the six months ended December 31, 2022 compared to $6.2 million for the six months ended December 31, 2021. The decrease was primarily due to a decrease in investment service income and a net loss on sale of available for sale securities. This was partially offset by an increase in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards and the number of deposit accounts, and the income from bank-owned life insurance.

Index
NONINTEREST EXPENSE

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest expense:	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Salaries and employee benefits	$5,449	$5,034	$415	8.24%	$10,877	$9,771	$1,106	11.32%
Occupancy expense	513	573	(60)	(10.47)	1,037	1,078	(41)	(3.80)
Equipment and furniture expense	221	231	(10)	(4.33)	379	387	(8)	(2.07)
Service and data processing fees	664	650	14	2.15	1,366	1,288	78	6.06
Computer software, supplies and support	369	394	(25)	(6.35)	750	772	(22)	(2.85)
Advertising and promotion	145	98	47	47.96	221	199	22	11.06
FDIC insurance premiums	205	201	4	1.99	447	421	26	6.18
Legal and professional fees	1,697	421	1,276	303.09	2,148	817	1,331	162.91
Other	688	735	(47)	(6.39)	1,523	1,565	(42)	(2.68)
Total noninterest expense	$9,951	$8,337	$1,614	19.36%	$18,748	$16,298	$2,450	15.03%

Noninterest expense increased $1.6 million or 19.4%, to $9.9 million for the three months ended December 31, 2022 compared to $8.3 million for the three months ended December 31, 2021. Noninterest expense increased $2.4 million, or 15.0%, to $18.7 million for the six months ended December 31, 2022, compared to $16.3 million for the six months ended December 31, 2021. The increase during the three and six months ended December 31, 2022 was primarily due a non-recurring litigation reserve expense of $1.2 million and increases in salaries and employee benefits expense due to new positions created during the period to support the Company’s growth.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements. The effective tax rate was 16.5% and 15.7% for the three and six months ended December 31, 2022 and 14.8% and 15.0% for the three and six months ended December 31, 2021. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank-owned life insurance, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank and Atlantic Central Bankers Bank as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2022, the Company had $60.8 million in cash and cash equivalents, representing 2.3% of total assets, and had $280.1 million available in unused lines of credit.

At December 31, 2022, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	2.56%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	8.34%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	20.15%

The Company’s unfunded loan commitments and unused lines of credit are as follows at December 31, 2022:

(In thousands)
Unfunded loan commitments	$118,242
Unused lines of credit	93,697
Standby letters of credit	889
Total commitments	$212,828

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company.  Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at December 31, 2022 or June 30, 2022.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. There was no credit exposure associated with risk participations-in as of December 31, 2022 and June 30, 2022 due to the recent rise in interest rate. The RPAs participations-ins are spread out over four financial institution counterparties and terms range between 5 to 14 years.

The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at December 31, 2022 and June 30, 2022.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of December 31, 2022:

Total risk-based capital	$239,371	15.9%	$120,406	8.0%	$150,508	10.0%	7.90%	2.50%
Tier 1 risk-based capital	220,515	14.7	90,305	6.0	120,406	8.0	8.65	2.50
Common equity tier 1 capital	220,515	14.7	67,728	4.5	97,830	6.5	10.15	2.50
Tier 1 leverage ratio	220,515	8.5	103,859	4.0	129,824	5.0	4.49	2.50

As of June 30, 2022:

Total risk-based capital	$221,236	16.0%	$110,294	8.0%	$137,867	10.0%	8.05%	2.50%
Tier 1 risk-based capital	203,935	14.8	82,720	6.0	110,294	8.0	8.79	2.50
Common equity tier 1 capital	203,935	14.8	62,040	4.5	89,614	6.5	10.29	2.50
Tier 1 leverage ratio	203,935	8.1	100,193	4.0	125,242	5.0	4.14	2.50

Greene County Commercial Bank
As of December 31, 2022:

Total risk-based capital	$102,602	45.5%	$18,036	8.0%	$22,545	10.0%	37.51%	2.50%
Tier 1 risk-based capital	102,602	45.5	13,527	6.0	18,036	8.0	39.51	2.50
Common equity tier 1 capital	102,602	45.5	10,145	4.5	14,655	6.5	41.01	2.50
Tier 1 leverage ratio	102,602	8.7	47,019	4.0	58,774	5.0	4.73	2.50

As of June 30, 2022:

Total risk-based capital	$94,408	41.5%	$18,195	8.0%	$22,744	10.0%	33.51%	2.50%
Tier 1 risk-based capital	94,408	41.5	13,646	6.0	18,195	8.0	35.51	2.50
Common equity tier 1 capital	94,408	41.5	10,235	4.5	14,783	6.5	37.01	2.50
Tier 1 leverage ratio	94,408	8.1	46,874	4.0	58,593	5.0	4.06	2.50

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Except as noted below, management believes there are no such legal proceedings pending or threatened against the Company or its subsidiaries, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries. See Note 14 – Commitments and Contingent Liabilities to the Notes to the unaudited financial statements for a description of a current lawsuit in which the Company has been named a party.

Item 1A.	Risk Factors
Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable
b)	Not applicable
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 200,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended December 31, 2022.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
a)	Not applicable
b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

Index
Item 6.	Exhibits

Exhibits

3.1	Greene County Bancorp, Inc. Stock Holding Company Charter as amended on January 19, 2023.
31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).

104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  February 10, 2023

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 10, 2023

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer