Form 10-Q
period 2023-03-31
GREENE COUNTY BANCORP INC
filed 2023-05-11
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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

As of May 10, 2023, the registrant had 17,026,828 shares of common stock outstanding at $0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At March 31, 2023 and June 30, 2022
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2023	June 30, 2022
Total cash and cash equivalents	178,322	69,009

Long-term certificates of deposit	4,581	4,107
Securities available-for-sale, at fair value	316,864	408,062
Securities held-to-maturity, at amortized cost (fair value $685,893 at March 31, 2023; $710,453 at June 30, 2022)	736,983	761,852
Equity securities, at fair value	295	273
Federal Home Loan Bank stock, at cost	1,461	6,803

Loans	1,409,447	1,251,987
Allowance for loan losses	(21,155)	(22,761)
Unearned origination fees and costs, net	29	129
Net loans receivable	1,388,321	1,229,355

Premises and equipment, net	14,532	14,362
Bank-owned life insurance	54,714	53,695
Accrued interest receivable	13,992	8,917
Foreclosed real estate	462	68
Prepaid expenses and other assets	18,574	15,237
Total assets	$2,729,101	$2,571,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$164,532	$187,697
Interest-bearing deposits	2,307,791	2,024,907
Total deposits	2,472,323	2,212,604

Borrowings from Federal Home Loan Bank, short-term	-	123,700
Subordinated notes payable, net	49,449	49,310
Accrued expenses and other liabilities	28,651	28,412
Total liabilities	2,550,423	2,414,026

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at March 31, 2023 and June 30, 2022; Outstanding – 17,026,828 shares at March 31, 2023, and June 30, 2022	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	187,807	165,127
Accumulated other comprehensive loss	(20,099)	(18,383)
Treasury stock, at cost 195,852 shares at March 31, 2023, and June 30, 2022	(908)	(908)
Total shareholders’ equity	178,678	157,714
Total liabilities and shareholders’ equity	$2,729,101	$2,571,740

See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Interest income:
Loans	$15,676	$11,236	$43,859	$35,293
Investment securities - taxable	722	386	2,076	1,059
Mortgage-backed securities	1,422	1,278	4,276	3,547
Investment securities - tax exempt	3,836	2,372	10,417	6,716
Interest-bearing deposits and federal funds sold	277	33	473	114
Total interest income	21,933	15,305	61,101	46,729

Interest expense:
Interest on deposits	5,559	748	11,307	2,445
Interest on borrowings	1,148	470	2,811	1,345
Total interest expense	6,707	1,218	14,118	3,790

Net interest income	15,226	14,087	46,983	42,939
Provision for loan losses	(944)	163	(1,199)	2,431
Net interest income after provision for loan losses	16,170	13,924	48,182	40,508

Noninterest income:
Service charges on deposit accounts	1,132	1,052	3,583	3,279
Debit card fees	1,082	1,024	3,362	3,214
Investment services	213	216	591	707
E-commerce fees	26	23	81	83
Bank-owned life insurance	340	323	1,020	939
Net loss on sale of available-for-sale securities	-	-	(251)	-
Other operating income	266	267	666	850
Total noninterest income	3,059	2,905	9,052	9,072

Noninterest expense:
Salaries and employee benefits	6,193	5,332	17,070	15,103
Occupancy expense	617	549	1,654	1,627
Equipment and furniture expense	150	186	529	573
Service and data processing fees	674	649	2,040	1,937
Computer software, supplies and support	407	356	1,157	1,128
Advertising and promotion	115	146	336	345
FDIC insurance premiums	191	225	638	646
Legal and professional fees	507	258	2,655	1,075
Other	1,002	613	2,525	2,178
Total noninterest expense	9,856	8,314	28,604	24,612

Income before provision for income taxes	9,373	8,515	28,630	24,968
Provision for income taxes	1,282	1,327	4,305	3,789
Net income	$8,091	$7,188	$24,325	$21,179

Basic and diluted earnings per share	$0.48	$0.42	$1.43	$1.24
Basic and diluted average shares outstanding	17,026,828	17,026,828	17,026,828	17,026,828
Dividends per share	$0.070	$0.065	$0.210	$0.195

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
(In thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Net Income	$8,091	$7,188	$24,325	$21,179
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, gross	3,994	(13,281)	(2,593)	(16,791)
Tax effect	1,067	(3,549)	(693)	(4,487)
Unrealized holding gains (losses) on available-for-sale securities, net	2,927	(9,732)	(1,900)	(12,304)

Reclassification adjustment for loss on sale of available-for-sale securities realized in net income, gross	-	-	251	-
Tax effect	-	-	67	-
Reclassification adjustment for loss on sale of available-for-sale securities realized in net income, net	-	-	184	-

Total other comprehensive income (loss), net of taxes	2,927	(9,732)	(1,716)	(12,304)

Comprehensive income (loss)	$11,018	$(2,544)	$22,609	$8,875

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2021	$1,722	$10,156	$152,746	$(3,733)	$(908)	$159,983
Dividends declared			(507)			(507)
Net income			7,188			7,188
Other comprehensive loss, net of taxes				(9,732)		(9,732)
Balance at March 31, 2022	$1,722	$10,156	$159,427	$(13,465)	$(908)	$156,932

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2022	$1,722	$10,156	$180,263	$(23,026)	$(908)	$168,207
Dividends declared			(547)			(547)
Net income			8,091			8,091
Other comprehensive income, net of taxes				2,927		2,927
Balance at March 31, 2023	$1,722	$10,156	$187,807	$(20,099)	$(908)	$178,678

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2023 and 2022
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2021	$1,722	$10,156	$139,775	$(1,161)	$(908)	$149,584
Dividends declared			(1,527)			(1,527)
Net income			21,179			21,179
Other comprehensive loss, net of taxes				(12,304)		(12,304)
Balance at March 31, 2022	$1,722	$10,156	$159,427	$(13,465)	$(908)	$156,932

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2022	$1,722	$10,156	$165,127	$(18,383)	$(908)	$157,714
Dividends declared			(1,645)			(1,645)
Net income			24,325			24,325
Other comprehensive loss, net of taxes				(1,716)		(1,716)
Balance at March 31, 2023	$1,722	$10,156	$187,807	$(20,099)	$(908)	$178,678

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2023 and 2022
(Unaudited)
(In thousands)
	2023	2022
Cash flows from operating activities:
Net Income	$24,325	$21,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	647	622
Deferred income tax expense (benefit)	146	(60)
Net amortization of investment premiums and discounts	1,951	2,523
Net amortization (accretion) of deferred loan costs and fees	197	(2,934)
Amortization of subordinated debt issuance costs	139	118
Provision for loan losses	(1,199)	2,431
Bank-owned life insurance income	(1,020)	(939)
Net loss on sale of available-for-sale securities	251	-
Net (gain) loss on equity securities	(22)	11
Net loss (gain) on sale of foreclosed real estate	5	(39)
Net decrease in accrued income taxes	(2,089)	(303)
Net increase in accrued interest receivable	(5,075)	(1,714)
Net increase in prepaid expenses and other assets	(767)	(373)
Net increase in accrued expense and other liabilities	239	625
Net cash provided by operating activities	17,728	21,147

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	180,225	172,614
Proceeds from sale of securities	1,675	-
Purchases of securities	(104,456)	(229,025)
Proceeds from principal payments on securities	10,446	17,828
Securities held-to-maturity:
Proceeds from maturities	49,576	31,102
Purchases of securities	(42,060)	(281,518)
Proceeds from principal payments on securities	16,133	16,324
Net redemption of Federal Home Loan Bank Stock	5,342	-
Purchase of long-term certificates of deposit	(1,225)	-
Maturity of long-term certificates of deposit	735	425
Purchase of bank-owned life insurance	-	(12,000)
Net increase in loans receivable	(158,426)	(47,110)
Proceeds from sale of foreclosed real estate	63	75
Purchases of premises and equipment	(817)	(758)
Net cash used in investing activities	(42,789)	(332,043)

Cash flows from financing activities
Net decrease in short-term FHLB advances	(123,700)	-
Net decrease in short-term advances other banks	-	(3,000)
Proceeds from subordinated notes payable	-	29,501
Payment of cash dividends	(1,645)	(1,527)
Net increase in deposits	259,719	286,762
Net cash provided by financing activities	134,374	311,736

Net decrease in cash and cash equivalents	109,313	840
Cash and cash equivalents at beginning of period	69,009	149,775
Cash and cash equivalents at end of period	$178,322	$150,615

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$462	$40
Cash paid during period for:
Interest	$14,415	$4,002
Income taxes	$6,248	$4,152

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Nine Months Ended March 31, 2023 and 2022

(1)          Basis of Presentation

Within the accompanying unaudited consolidated statements of financial condition, and related notes to the consolidated financial statements, June 30, 2022 data were derived from the audited consolidated financial statements of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and Greene Risk Management, Inc., and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The consolidated financial statements at and for the three and nine months ended March 31, 2023 and 2022 are unaudited.

On March 23, 2023, the Company effected a 2-for-1 stock split in the form of a stock dividend on its outstanding shares of common stock. All share and per share data throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.10 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common stock”.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2022, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. The Company had no material reclassifications from amounts in the prior year’s consolidated financial statements to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2023. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

(2)          Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries. At March 31, 2023, the Bank has 17 full-service banking offices, an operations center, customer call center and lending center located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities. Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank continues to service these loans.  Greene Risk Management, Inc. was formed in December 2014 as a pooled captive insurance company subsidiary of the Company, incorporated in the State of Nevada.  The purpose of this company is to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

(4)          Securities

Securities at March 31, 2023 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,058	$-	$2,054	$11,004
U.S. treasury securities	18,377	-	1,712	16,665
State and political subdivisions	171,980	635	22	172,593
Mortgage-backed securities-residential	30,335	-	3,801	26,534
Mortgage-backed securities-multi-family	91,113	-	17,500	73,613
Corporate debt securities	17,906	-	1,451	16,455
Total securities available-for-sale	342,769	635	26,540	316,864
Securities held-to-maturity:
U.S. treasury securities	33,684	-	2,071	31,613
State and political subdivisions	484,093	4,081	29,051	459,123
Mortgage-backed securities-residential	38,417	-	3,089	35,328
Mortgage-backed securities-multi-family	159,113	-	18,286	140,827
Corporate debt securities	21,637	-	2,674	18,963
Other securities	39	-	-	39
Total securities held-to-maturity	736,983	4,081	55,171	685,893
Total securities	$1,079,752	$4,716	$81,711	$1,002,757

Securities at June 30, 2022 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,066	$-	$1,747	$11,319
U.S. treasury securities	20,158	-	1,731	18,427
State and political subdivisions	247,978	374	276	248,076
Mortgage-backed securities-residential	33,186	-	3,289	29,897
Mortgage-backed securities-multi-family	99,353	-	15,644	83,709
Corporate debt securities	17,884	-	1,250	16,634
Total securities available-for-sale	431,625	374	23,937	408,062
Securities held-to-maturity:
U.S. treasury securities	33,623	-	1,643	31,980
State and political subdivisions	493,897	2,760	35,747	460,910
Mortgage-backed securities-residential	42,461	1	2,242	40,220
Mortgage-backed securities-multi-family	171,921	2	13,895	158,028
Corporate debt securities	19,900	16	651	19,265
Other securities	50	-	-	50
Total securities held-to-maturity	761,852	2,779	54,178	710,453
Total securities	$1,193,477	$3,153	$78,115	$1,118,515

Index
The Company’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of March 31, 2023, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$-	-	$11,004	$2,054	5	$11,004	$2,054	5
U.S. treasury securities	229	1	1	16,436	1,711	7	16,665	1,712	8
State and political subdivisions	24,618	20	8	82	2	1	24,700	22	9
Mortgage-backed securities-residential	521	25	10	26,013	3,776	19	26,534	3,801	29
Mortgage-backed securities-multi-family	2,731	142	1	70,882	17,358	30	73,613	17,500	31
Corporate debt securities	487	14	1	15,968	1,437	15	16,455	1,451	16
Total securities available-for-sale	28,586	202	21	140,385	26,338	77	168,971	26,540	98
Securities held-to-maturity:
U.S. treasury securities	-	-	-	31,613	2,071	8	31,613	2,071	8
State and political subdivisions	216,800	9,556	3,113	132,787	19,495	809	349,587	29,051	3,922
Mortgage-backed securities-residential	2,094	90	11	33,223	2,999	18	35,317	3,089	29
Mortgage-backed securities-multi-family	18,176	712	9	122,651	17,574	49	140,827	18,286	58
Corporate debt securities	11,230	1,618	9	7,733	1,056	9	18,963	2,674	18
Total securities held-to-maturity	248,300	11,976	3,142	328,007	43,195	893	576,307	55,171	4,035
Total securities	$276,886	$12,178	3,163	$468,392	$69,533	970	$745,278	$81,711	4,133

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

Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income/loss (“OCI”).  Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis.  Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized.  For securities classified as held-to-maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.  During the nine months ended March 31, 2023, interest rates have increased, causing the unrealized loss on debt securities to increase, which does not indicate OTTI. Management has evaluated securities considering the other factors as outlined above, and based on this evaluation the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2023. Unrealized losses on securities improved as of March 31, 2023 compared to December 31, 2022, due to bond yields decreasing, providing a favorable impact to securities valuations as of quarter end.

There were no transfers of securities available-for-sale to held-to-maturity during the three and nine months ended March 31, 2023 or 2022. During the three months ended March 31, 2023 and 2022 and nine months ended March 31, 2022, there were no sales of securities and no gains or losses were recognized. During the nine months ended March 31, 2023, a loss of $251,000 was recognized from one sale of an available-for-sale security. The proceeds were used to fund higher-yielding loans. There was no other-than-temporary impairment loss recognized during the three and nine months ended March 31, 2023 and 2022.

Index
The estimated fair values of debt securities at March 31, 2023, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Available-for-sale debt securities	Amortized Cost	Fair Value
Within one year	$171,917	$172,531
After one year through five years	29,280	27,014
After five years through ten years	18,624	15,995
After ten years	1,500	1,177
Total	221,321	216,717
Mortgage-backed securities	121,448	100,147
Total available-for-sale securities	342,769	316,864

Held-to-maturity debt securities
Within one year	56,489	56,054
After one year through five years	169,883	165,722
After five years through ten years	142,164	134,575
After ten years	170,917	153,387
Total	539,453	509,738
Mortgage-backed securities	197,530	176,155
Total held-to-maturity securities	736,983	685,893
Total debt securities	$1,079,752	$1,002,757

At March 31, 2023 and June 30, 2022, securities with an aggregate fair value of $920.1 million and $892.9 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank.  At March 31, 2023 and June 30, 2022, securities with an aggregate fair value of $17.2 million and $17.4 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. The Company did not participate in any securities lending programs during the three and nine months ended March 31, 2023 or 2022.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no impairment charge was recorded during the three and nine months ended March 31, 2023 or 2022.

Index
(5)          Loans and Allowance for Loan Losses

Loan segments and classes at March 31, 2023 and June 30, 2022 are summarized as follows:

(In thousands)	March 31, 2023	June 30, 2022
Residential real estate:
Residential real estate	$374,840	$360,824
Residential construction and land	17,567	15,298
Multi-family	67,251	63,822
Commercial real estate:
Commercial real estate	702,768	595,635
Commercial construction	108,854	83,748
Consumer loan:
Home equity	21,011	17,877
Consumer installment	4,411	4,512
Commercial loans	112,745	110,271
Total gross loans	1,409,447	1,251,987
Allowance for loan losses	(21,155)	(22,761)
Deferred fees and cost, net	29	129
Loans receivable, net	$1,388,321	$1,229,355

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

Loan balances by internal credit quality indicator at March 31, 2023 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$369,272	$1,826	$3,742	$374,840
Residential construction and land	17,567	-	-	17,567
Multi-family	67,163	88	-	67,251
Commercial real estate	677,929	8,642	16,197	702,768
Commercial construction	108,854	-	-	108,854
Home equity	20,956	-	55	21,011
Consumer installment	4,386	-	25	4,411
Commercial loans	106,722	289	5,734	112,745
Total gross loans	$1,372,849	$10,845	$25,753	$1,409,447

Index
Loan balances by internal credit quality indicator at June 30, 2022 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$355,474	$28	$5,322	$360,824
Residential construction and land	15,297	-	1	15,298
Multi-family	63,730	92	-	63,822
Commercial real estate	555,451	13,777	26,407	595,635
Commercial construction	83,748	-	-	83,748
Home equity	17,369	-	508	17,877
Consumer installment	4,500	-	12	4,512
Commercial loans	104,364	996	4,911	110,271
Total gross loans	$1,199,933	$14,893	$37,161	$1,251,987

The Company had no loans classified doubtful or loss at March 31, 2023 or June 30, 2022.  During the quarter ended March 31, 2023, the Company upgraded one commercial loan relationship from special mention to pass, one large relationship from substandard to special mention, and one relationship from substandard to pass due to improvements in borrower cash flows and improving financial performance. There were also loan payoffs during the quarter ended March 31, 2023, comprised of seven commercial real estate loans that were classified as substandard. This was offset by two commercial real estate loan relationships and one commercial loan relationship downgraded to substandard, and two commercial real estate loan relationship downgraded to special mention during the current quarter. At March 31, 2023, these loans were all performing. Management continues to monitor these loan relationships closely.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Loans on nonaccrual status totaled $4.7 million at March 31, 2023, of which there were four residential loans totaling $675,000 that were in process of foreclosure. Included in nonaccrual loans were $4.0 million of loans which were less than 90 days past due at March 31, 2023, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $6.3 million at June 30, 2022 of which $528,000 were in the process of foreclosure. At June 30, 2022, there were three residential loans in the process of foreclosure totaling $426,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.4 million of loans which were less than 90 days past due at June 30, 2022, but have a recent history of delinquency greater than 90 days past due. The decrease in nonperforming loans during the period was primarily due to $1.3 million in loan repayments, $134,000 in loans returning to performing status, and $508,000 in charge-offs or transfers to foreclosed, partially offset by $293,000 of loans placed into nonperforming status.

The following table sets forth information regarding delinquent and/or nonaccrual loans at March 31, 2023:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$2,608	$140	$687	$3,435	$371,405	$374,840	$2,650
Residential construction and land	-	-	-	-	17,567	17,567	-
Multi-family	-	-	-	-	67,251	67,251	-
Commercial real estate	1,517	-	20	1,537	701,231	702,768	709
Commercial construction	-	-	-	-	108,854	108,854	-
Home equity	66	-	13	79	20,932	21,011	55
Consumer installment	64	44	-	108	4,303	4,411	-
Commercial loans	1,406	-	19	1,425	111,320	112,745	1,278
Total gross loans	$5,661	$184	$739	$6,584	$1,402,863	$1,409,447	$4,692

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2022:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$66	$1,676	$592	$2,334	$358,490	$360,824	$2,948
Residential construction and land	-	1	-	1	15,297	15,298	1
Multi-family	-	-	-	-	63,822	63,822	-
Commercial real estate	-	385	1,147	1,532	594,103	595,635	1,269
Commercial construction	-	-	-	-	83,748	83,748	-
Home equity	3	-	179	182	17,695	17,877	188
Consumer installment	22	17	-	39	4,473	4,512	7
Commercial loans	-	28	19	47	110,224	110,271	1,904
Total gross loans	$91	$2,107	$1,937	$4,135	$1,247,852	$1,251,987	$6,317

The Company had no accruing loans delinquent 90 days or more at March 31, 2023 and June 30, 2022.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

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

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	At March 31, 2023			For the three months ended March 31, 2023		For the nine months ended March 31, 2023
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$768	$768	$-	$775	$-	$895	$2
Commercial real estate	1,528	1,528	-	755	17	369	25
Home equity	-	-	-	43	-	100	-
Consumer installment	4	4	-	4	-	4	1
Commercial loans	337	337	-	338	4	341	12
Impaired loans with no allowance	2,637	2,637	-	1,915	21	1,709	40

With an allowance recorded:
Residential real estate	2,415	2,415	595	2,421	7	2,221	14
Commercial real estate	3,168	3,168	459	3,851	48	3,696	121
Home equity	-	-	-	-	-	107	4
Commercial loans	1,578	1,578	764	1,839	5	2,479	32
Impaired loans with allowance	7,161	7,161	1,818	8,111	60	8,503	171

Total impaired:
Residential real estate	3,183	3,183	595	3,196	7	3,116	16
Commercial real estate	4,696	4,696	459	4,606	65	4,065	146
Home equity	-	-	-	43	-	207	4
Consumer installment	4	4	-	4	-	4	1
Commercial loans	1,915	1,915	764	2,177	9	2,820	44
Total impaired loans	$9,798	$9,798	$1,818	$10,026	$81	$10,212	$211

Index
	At June 30, 2022			For the three months ended March 31, 2022		For the nine months ended March 31, 2022
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$990	$990	$-	$846	$3	$577	$13
Commercial real estate	67	67	-	71	1	351	9
Home equity	128	128	-	128	-	128	-
Consumer Installment	5	5	-	2	1	1	1
Commercial loans	346	346	-	224	3	168	5
Impaired loans with no allowance	1,536	1,536	-	1,271	8	1,225	28

With an allowance recorded:
Residential real estate	1,953	1,953	588	2,159	10	1,612	43
Commercial real estate	3,698	3,698	1,118	1,864	75	1,085	93
Commercial construction	102	102	1	102	-	102	-
Home equity	320	320	44	320	4	321	10
Commercial loans	3,162	3,162	596	3,336	29	3,349	116
Impaired loans with allowance	9,235	9,235	2,347	7,781	118	6,469	262

Total impaired:
Residential real estate	2,943	2,943	588	3,005	13	2,189	56
Commercial real estate	3,765	3,765	1,118	1,935	76	1,436	102
Commercial construction	102	102	1	102	-	102	-
Home equity	448	448	44	448	4	449	10
Consumer Installment	5	5	-	2	1	1	1
Commercial loans	3,508	3,508	596	3,560	32	3,517	121
Total impaired loans	$10,771	$10,771	$2,347	$9,052	$126	$7,694	$290

The table below details loans that have been modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current outstanding Recorded Investment
For the nine months ended March 31, 2023
Residential real estate	2	$778	$778	$778
Commercial real estate	3	$1,428	$1,481	$1,476
Commercial loans	1	$379	$379	$-

For the year ended June 30, 2022
Consumer Installment	1	$5	$5	$5

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2022 or 2021, which have subsequently defaulted during the nine months ended March 31, 2023 or 2022.  There was one commercial loan in the amount of $379,000 that had been modified as a troubled debt restructuring during the three months ended September 30, 2022 that subsequently defaulted during the three months ended March 31, 2023.

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

	Activity for the three months ended March 31, 2023
(In thousands)	Balance at December 31, 2022	Charge-offs	Recoveries	Provision	Balance at March 31, 2023
Residential real estate	$2,492	$-	$-	$146	$2,638
Residential construction and land	193	-	-	(21)	172
Multi-family	167	-	-	32	199
Commercial real estate	15,450	9	-	(1,869)	13,572
Commercial construction	1,100	-	-	380	1,480
Home equity	38	-	-	11	49
Consumer installment	284	117	27	51	245
Commercial loans	2,565	103	12	326	2,800
Total	$22,289	$229	$39	$(944)	$21,155

	Activity for the nine months ended March 31, 2023
(In thousands)	Balance at June 30, 2022	Charge-offs	Recoveries	Provision	Balance at March 31, 2023
Residential real estate	$2,373	$-	$5	$260	$2,638
Residential construction and land	141	-	-	31	172
Multi-family	119	-	-	80	199
Commercial real estate	16,221	9	-	(2,640)	13,572
Commercial construction	1,114	-	-	366	1,480
Home equity	89	-	-	(40)	49
Consumer installment	349	421	102	215	245
Commercial loans	2,355	114	30	529	2,800
Total	$22,761	$544	$137	$(1,199)	$21,155

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance At March 31, 2023 Impairment Analysis		Ending Balance At March 31, 2023 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$595	$2,043	$3,183	$371,657
Residential construction and land	-	172	-	17,567
Multi-family	-	199	-	67,251
Commercial real estate	459	13,113	4,696	698,072
Commercial construction	-	1,480	-	108,854
Home equity	-	49	-	21,011
Consumer installment	-	245	4	4,407
Commercial loans	764	2,036	1,915	110,830
Total	$1,818	$19,337	$9,798	$1,399,649

	Activity for the three months ended March 31, 2022
(In thousands)	Balance at December 31, 2021	Charge-offs	Recoveries	Provision	Balance at March 31, 2022
Residential real estate	$1,981	$-	$3	$22	$2,006
Residential construction and land	115	-	-	2	117
Multi-family	76	-	-	10	86
Commercial real estate	15,616	-	-	276	15,892
Commercial construction	1,250	-	-	(121)	1,129
Home equity	89	-	-	(2)	87
Consumer installment	280	144	32	95	263
Commercial loans	2,277	-	1	(119)	2,159
Total	$21,684	$144	$36	$163	$21,739

	Activity for the nine months ended March 31, 2022
(In thousands)	Balance at June 30, 2021	Charge-offs	Recoveries	Provision	Balance at March 31, 2022
Residential real estate	$2,012	$-	$10	$(16)	$2,006
Residential construction and land	106	-	-	11	117
Multi-family	186	-	-	(100)	86
Commercial real estate	13,049	-	-	2,843	15,892
Commercial construction	1,535	-	-	(406)	1,129
Home equity	165	-	-	(78)	87
Consumer installment	267	355	89	262	263
Commercial loans	2,348	107	3	(85)	2,159
Total	$19,668	$462	$102	$2,431	$21,739

Index

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2022 Impairment Analysis		Ending Balance June 30, 2022 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$588	$1,785	$2,943	$357,881
Residential construction and land	-	141	-	15,298
Multi-family	-	119	-	63,822
Commercial real estate	1,118	15,103	3,765	591,870
Commercial construction	1	1,113	102	83,646
Home equity	44	45	448	17,429
Consumer installment	-	349	5	4,507
Commercial loans	596	1,759	3,508	106,763
Total	$2,347	$20,414	$10,771	$1,241,216

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at:

(in thousands)	March 31, 2023	June 30, 2022
Residential real estate	$-	$68
Commercial real estate	160	-
Commercial loans	302	-
Total foreclosed real estate	$462	$68

(6)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2023 and June 30, 2022 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$11,004	$-	$11,004	$-
U.S. Treasury securities	16,665	-	16,665	-
State and political subdivisions	172,593	-	172,593	-
Mortgage-backed securities-residential	26,534	-	26,534	-
Mortgage-backed securities-multi-family	73,613	-	73,613	-
Corporate debt securities	16,455	-	16,455	-
Securities available-for-sale	316,864	$-	316,864	-
Equity securities	295	295	-	-
Total securities measured at fair value	$317,159	$295	$316,864	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$11,319	$-	$11,319	$-
U.S. Treasury securities	18,427	-	18,427	-
State and political subdivisions	248,076	-	248,076	-
Mortgage-backed securities-residential	29,897	-	29,897	-
Mortgage-backed securities-multi-family	83,709	-	83,709	-
Corporate debt securities	16,634	-	16,634	-
Securities available-for-sale	408,062	-	408,062	-
Equity securities	273	273	-	-
Total securities measured at fair value	$408,335	$273	$408,062	$-

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

				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Impaired loans	$7,312	$1,818	$5,494	$-	$-	$5,494
Foreclosed real estate	462	-	462	-	-	462

June 30, 2022
Impaired loans	$9,401	$2,347	$7,054	$-	$-	$7,054
Foreclosed real estate	68	-	68	-	-	68

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
March 31, 2023
Impaired Loans	$4,804	Appraisal of collateral(1)	Appraisal adjustments(2)	13.19%-33.73%	33.06%
			Liquidation expenses(3)	3.98%-6.73%	8.47%
	690	Discounted cash flow	Discount rate	3.79%-11.95%	7.99%
Foreclosed real estate	462	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%	0.00%
			Liquidation expenses(3)	6.00%	6.00%
June 30, 2022
Impaired loans	$4,333	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	21.67%
			Liquidation expenses(3)	3.98%-5.58%	4.72%
	2,721	Discounted cash flow	Discount rate	4.19%-11.95%	6.21%
Foreclosed real estate	68	Appraisal of collateral(1)	Appraisal adjustments(2)	10.46%	10.46%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

Index
The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers. At March 31, 2023 and June 30, 2022, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

The carrying amounts and estimated fair value of financial instruments are as follows:

	March 31, 2023		Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$178,322	$178,322	$178,322	$-	$-
Long term certificates of deposit	4,581	4,379	-	4,379	-
Securities available-for-sale	316,864	316,864	-	316,864	-
Securities held-to-maturity	736,983	685,893	-	685,893	-
Equity securities	295	295	295	-	-
Federal Home Loan Bank stock	1,461	1,461	-	1,461	-
Net loans receivable	1,388,321	1,278,163	-	-	1,278,163
Accrued interest receivable	13,992	13,992	-	13,992	-
Deposits	2,472,323	2,472,849	-	2,472,849	-
Subordinated notes payable, net	49,449	47,078	-	47,078	-
Accrued interest payable	306	306	-	306	-

	June 30, 2022		Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$69,009	$69,009	$69,009	$-	$-
Long term certificates of deposit	4,107	3,993	-	3,993	-
Securities available-for-sale	408,062	408,062	-	408,062	-
Securities held-to-maturity	761,852	710,453	-	710,453	-
Equity securities	273	273	273	-	-
Federal Home Loan Bank stock	6,803	6,803	-	6,803	-
Net loans receivable	1,229,355	1,170,960	-	-	1,170,960
Accrued interest receivable	8,917	8,917	-	8,917	-
Deposits	2,212,604	2,212,743	-	2,212,743	-
Borrowings	123,700	123,793	-	123,793	-
Subordinated notes payable, net	49,310	49,168	-	49,168	-
Accrued interest payable	603	603	-	603	-

(7)          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no dilutive or anti-dilutive securities or contracts outstanding during the three and nine months ended March 31, 2023 and 2022.

Index
On March 23, 2023, the Company effected a 2-for-1 stock split in the form of a stock dividend on its outstanding shares of common stock. Weighted-average number of shares and earnings per share have been retroactively adjusted in all periods presented as if the new shares had been issued and outstanding at the same time as the original shares.

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022

Net Income	$8,091,000	$7,188,000	$24,325,000	$21,179,000
Weighted Average Shares – Basic	17,026,828	17,026,828	17,026,828	17,026,828
Weighted Average Shares – Diluted	17,026,828	17,026,828	17,026,828	17,026,828

Earnings per share – Basic	$0.48	$0.42	$1.43	$1.24
Earnings per share – Diluted	$0.48	$0.42	$1.43	$1.24

(8)  Dividends

On February 21, 2023, the Board of Directors declared a 2-for-1 stock split on the Company’s common stock effective March 23, 2023 to outstanding common stockholders of record as of March 8, 2023.

On January 18, 2023, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.07 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.28 per share. The dividend rate reflects the 2-for-1 stock split, distributed after the close of trading on March 23, 2023 and is unchanged from the previous quarterly dividend, which was $0.14 on a pre-split adjusted basis, which was the same rate as the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of February 13, 2023, and was paid on February 27, 2023. Greene County Bancorp, MHC waived its right to receive this dividend.

(9)          Impact of Recent Accounting Pronouncements

Accounting Pronouncements to be adopted in future periods

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other topics in  ASU 2019-04 include items related to the amendments in ASU 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13 on a number of different topics, including the following:  accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, consideration of prepayments in determining the effective interest rate, consideration of estimated costs to sell when foreclosure is probable, vintage disclosures— line-of-credit arrangements converted to term loans, and contractual extensions and renewals. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in ASU 2016-13.  In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326 Financial Instruments Credit Losses provides additional clarification to specific issues about certain aspects of the amendments in ASU 2016-13 related to measuring the allowance for loan losses under the new guidance. The Company is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption.  At this time, we have not calculated the estimated impact that this Update will have on our allowance for credit losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. To date, the Company has implemented a detailed project plan, established a governance structure, selected a software vendor, hired resources to support the CECL modeling, incorporated data requirements and enhancements into our standard processes, selected portfolio segmentations, determined the credit loss methodology for each portfolio, performed parallel calculations for certain elements of the model, selected a model validation firm and have finalized the methodology and reserve processes for the CECL related to HTM investment and the CECL related to off-balance sheet credit exposures. We are in the process of documenting accounting policy elections, processes and controls. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding small reporting companies such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses which amends the implementation effective date for small reporting companies, such as the Company, and non-public business entities, for fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will implement this standard for the fiscal year beginning July 1, 2023.

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

Index
(10)        Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and nine months ended March 31, 2023 and 2022 were as follows:
	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2023	2022	2023	2022
Interest cost	$50	$42	$150	$126
Expected return on plan assets	(55)	(70)	(165)	(210)
Amortization of net loss	27	32	81	96
Net periodic pension cost	$22	$4	$66	$12

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

The net periodic pension costs related to the SERP for the three and nine months ended March 31, 2023 were $396,000 and $1.2 million, respectively, included within salaries and benefits expense on the consolidated statements of income. The total liability for the SERP was $11.5 million at March 31, 2023 and $9.9 million at June 30, 2022, and is included in accrued expenses and other liabilities.  The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

(11)         Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).  A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10 of the consolidated financial statements for the year ended June 30, 2022. All share and per share data has been retroactively adjusted in all periods presented to reflect the 2-for-1 stock split, which was paid on March 23, 2023, as if the new share options had been granted at the same time as the original share options

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and nine months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Number of options outstanding, beginning of period	2,614,840	3,013,040	2,959,040	3,015,200
Options Granted	-	-	807,200	950,240
Options Paid in Cash	(70,000)	(54,000)	(1,221,400)	(1,006,400)
Number of options outstanding, end of period	2,544,840	2,959,040	2,544,840	2,959,040

Index
	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2023	2022	2023	2022
Cash paid out on options vested	$184	$83	$4,288	$3,137
Compensation costs recognized	$1,239	$1,143	$3,233	$3,020

The total liability for the Plan was $5.1 million and $6.1 million at March 31, 2023 and June 30, 2022, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

(12)        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at March 31, 2023 and 2022 are presented as follows:

Activity for the three months ended March 31, 2023 and 2022
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance - December 31, 2021	$(2,224)	$(1,509)	$(3,733)
Other comprehensive loss before reclassification	(9,732)	-	(9,732)
Other comprehensive loss for the three months ended March 31, 2022	(9,732)	-	(9,732)
Balance – March 31, 2022	$(11,956)	$(1,509)	$(13,465)

Balance - December 31, 2022	$(21,911)	$(1,115)	$(23,026)
Other comprehensive income before reclassification	2,927	-	2,927
Other comprehensive income for the three months ended March 31, 2023	2,927	-	2,927
Balance - March 31, 2023	$(18,984)	$(1,115)	$(20,099)

Activity for the nine months ended March 31, 2023 and 2022
(In thousands)	Unrealized gain (losses) on securities available-for- sale	Pension benefits	Total
Balance at June 30, 2021	$348	$(1,509)	$(1,161)
Other comprehensive loss before reclassification	(12,304)	-	(12,304)
Other comprehensive loss for the nine months ended March 31, 2022	(12,304)	-	(12,304)
Balance at March 31, 2022	$(11,956)	$(1,509)	$(13,465)

Balance – June 30, 2022	$(17,268)	$(1,115)	$(18,383)
Other comprehensive loss before reclassification	(1,900)	-	(1,900)
Amounts reclassified to net loss on sale of available-for-sale securities non-interest income	251	-	251
Tax expense effect	67	-	67
Net of tax	184	-	184
Other comprehensive loss for the nine months ended March 31, 2023	(1,716)	-	(1,716)
Balance at March 31, 2023	$(18,984)	$(1,115)	$(20,099)

(13)        Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are accounted for separately. The Company’s lease agreements do not contain any residual value guarantee. The Company entered into a new lease commitment for a new branch location in East Greenbush, NY during the quarter ended March 31, 2023.

Index
The following includes quantitative data related to the Company’s operating leases as of March 31, 2023 and June 30, 2022, and for the three and nine months ended March 31, 2023 and 2022:

(In thousands, except weighted-average information).
Operating lease amounts:	March 31, 2023	June 30, 2022
Right-of-use assets	$2,291	$1,980
Lease liabilities	$2,364	$2,040

	For the three months ended March 31,
	2023	2022
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$90	$89
Right-of-use assets obtained in exchange for new operating lease liabilities	$561	$-

Lease costs:
Operating lease cost	$87	$81
Variable lease cost	$12	$12

	For the nine months ended March 31,
	2023	2022
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$269	$263
Right-of-use assets obtained in exchange for new operating lease liabilities	$561	$415

Lease costs:
Operating lease cost	$250	$242
Variable lease cost	$32	$32

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, as of March 31, 2023:

(in thousands)
Within the twelve months ended March 31,
2023	$329
2024	458
2025	452
2026	425
2027	345
Thereafter	562
Total undiscounted cash flow	2,571
Less net present value adjustment	(207)
Lease Liability	$2,364

Weighted-average remaining lease term (Years)	5.04
Weighted-average discount rate	2.66%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s consolidated statements of financial condition.

Index
(14)        Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

The Company’s unfunded loan commitments and unused lines of credit are as follows:

(In thousands)	March 31, 2023	June 30, 2022
Unfunded loan commitments	$96,111	$213,420
Unused lines of credit	92,108	85,971
Standby letters of credit	889	189
Total commitments	$189,108	$299,580

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

On April 26, 2022, Andrew Broockmann, a customer of The Bank of Greene County (the “Bank”), filed a putative class action complaint against the Bank in the United States District Court for the Northern District of New York. The complaint alleges that the Bank improperly assessed overdraft fees on debit-card transactions that were authorized on a positive account balance but settled on a negative balance. Mr. Broockmann, on behalf of the putative class, seeks compensatory damages, punitive damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. The Bank denies that it improperly assessed overdraft fees or breached any agreement with Mr. Broockmann or with members of the putative class. On February 28, 2023, the parties entered into a settlement agreement which contemplates, among other things, that the Bank will (a) pay a cash payment of $1,150,000, (b) forgive, waive, and not collect an additional $64,500 in uncollected overdraft fees, and (c) cease collecting certain types of overdraft fees.  On March 8, 2023, class counsel filed a motion seeking the court’s preliminary approval of the class action settlement. That motion remains pending. The Company had reserved $1.15 million in the quarter ended December 31, 2022 in connection with the matter, which was included in accrued expenses and other liabilities on the consolidated statements of financial condition.

(15)        Subsequent events

On April 19, 2023, the Board of Directors announced a cash dividend for the quarter ended March 31, 2023 of $0.07 per share on Greene County Bancorp, Inc.’s common stock.  The dividend reflects an annual cash dividend rate of $0.28 per share. The dividend rate reflects the 2-for-1 stock split, distributed after the close of trading on March 23, 2023 and is unchanged from the previous quarterly dividend, which was $0.14 on a pre-split adjusted basis. The dividend will be payable to stockholders of record as of May 15, 2023, and is expected to be paid on May 31, 2023.  The Greene County Bancorp, MHC intends to waive its receipt of this dividend.

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

Interest rate risk is the most significant market risk affecting the Company. It is the exposure of the Company’s net interest income to adverse movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancing, and the flow and mix of deposits.

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

Liquidity risk is the risk the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternate funding sources. The Company’s objective is to fund balance sheet growth while meeting the cash flow requirements of depositors. Management is responsible for liquidity monitoring and has available different sources or uses of liquidity as requirements and demands change. These demands include loan growth and repayments, security purchases and maturities, deposit inflows and outflows, and payments on borrowings.  Management continually monitors trends to identify patterns that might improve the predictability and timing of the Company’s liquidity position.

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

Comparison of Financial Condition at March 31, 2023 and June 30, 2022

ASSETS

Total assets of the Company were $2.7 billion at March 31, 2023 and $2.6 billion at June 30, 2022, an increase of $157.4 million, or 6.1%. Securities available-for-sale and held-to-maturity decreased $116.1 million, or 9.9%, to $1.1 billion at March 31, 2023 as compared to $1.2 billion at June 30, 2022. Net loans receivable increased $159.0 million, or 12.9%, to $1.4 billion at March 31, 2023 from $1.2 billion at June 30, 2022.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $109.3 million to $178.3 million at March 31, 2023 from $69.0 million at June 30, 2022. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company increased its overall liquidity and cash position in response the current turmoil in the banking sector. As of March 31, 2023 the Company has maintained a strong liquidity position.

SECURITIES

Securities available-for-sale and held-to-maturity decreased $116.1 million, or 9.9%, to $1.1 billion at March 31, 2023 as compared to $1.2 billion at June 30, 2022. The decrease was the result of utilizing maturing investments to fund loan growth during the period and due to the increase in unrealized loss on available-for-sale securities of $2.3 million. Securities purchases totaled $146.5 million during the nine months ended March 31, 2023 and consisted primarily of $144.5 million of state and political subdivision securities. Principal pay-downs and maturities during the nine months ended March 31, 2023 amounted to $256.4 million, primarily consisting of $229.8 million of state and political subdivision securities, and $24.2 million of mortgage-backed securities. At March 31, 2023, 62.3% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 28.2% of our securities portfolio at March 31, 2023, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
The following table summarizes the securities portfolio by classification as a percentage of the portfolio. The values are reported at the balance sheet carrying value as of March 31, 2023 and June 30, 2022. Refer to financial statements footnote (4) Securities for the complete fair value of securities.

	March 31, 2023		June 30, 2022
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale (at fair value):
U.S. Government sponsored enterprises	$11,004	1.0%	$11,319	0.9%
U.S. Treasury securities	16,665	1.6	18,427	1.6
State and political subdivisions	172,593	16.4	248,076	21.2
Mortgage-backed securities-residential	26,534	2.5	29,897	2.6
Mortgage-backed securities-multifamily	73,613	7.0	83,709	7.2
Corporate debt securities	16,455	1.6	16,634	1.4
Total securities available-for-sale	316,864	30.1	408,062	34.9
Securities held-to-maturity (at amortized cost):
U.S. treasury securities	33,684	3.2	33,623	2.9
State and political subdivisions	484,093	45.9	493,897	42.2
Mortgage-backed securities-residential	38,417	3.6	42,461	3.6
Mortgage-backed securities-multifamily	159,113	15.1	171,921	14.7
Corporate debt securities	21,637	2.1	19,900	1.7
Other securities	39	0.0	50	0.0
Total securities held-to-maturity	736,983	69.9	761,852	65.1
Total securities	$1,053,847	100.0%	$1,169,914	100.0%

LOANS

Net loans receivable increased $159.0 million, or 12.9%, to $1.4 billion at March 31, 2023 from $1.2 billion at June 30, 2022.  The loan growth experienced during the nine months consisted primarily of $107.1 million in commercial real estate loans, $14.0 million in residential real estate loans, $2.3 million in residential construction and land loans, $3.4 million in multi-family loans, and $25.1 million in commercial construction loans. The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  The Company continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

	March 31, 2023		June 30, 2022
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$374,840	26.6%	$360,824	28.8%
Residential construction and land	17,567	1.2	15,298	1.2
Multi-family	67,251	4.8	63,822	5.1
Commercial real estate	702,768	49.9	595,635	47.6
Commercial construction	108,854	7.7	83,748	6.7
Home equity	21,011	1.5	17,877	1.4
Consumer installment	4,411	0.3	4,512	0.4
Commercial loans	112,745	8.0	110,271	8.8
Total gross loans	1,409,447	100.0%	1,251,987	100.0%
Allowance for loan losses	(21,155)		(22,761)
Deferred fees and costs, net	29		129
Total net loans	$1,388,321		$1,229,355

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

Analysis of allowance for loan losses activity

	At or for the nine months ended March 31,
(Dollars in thousands)	2023	2022
Balance at the beginning of the period	$22,761	$19,668
Charge-offs:
Commercial real estate	9	-
Consumer installment	421	355
Commercial loans	114	107
Total loans charged off	544	462

Recoveries:
Residential real estate	5	10
Consumer installment	102	89
Commercial loans	30	3
Total recoveries	137	102

Net charge-offs	407	360

Provisions charged to operations	(1,199)	2,431
Balance at the end of the period	$21,155	$21,739

Net charge-offs to average loans outstanding (annualized)	0.04%	0.04%
Net charge-offs to nonperforming assets (annualized)	10.53%	12.20%
Allowance for loan losses to nonperforming loans	450.87%	562.46%
Allowance for loan losses to total loans receivable	1.50%	1.88%

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

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	March 31, 2023	June 30, 2022
Nonaccruing loans:
Residential real estate	$2,650	$2,948
Residential construction and land	-	1
Commercial real estate	709	1,269
Home equity	55	188
Consumer installment	-	7
Commercial	1,278	1,904
Total nonaccruing loans	$4,692	$6,317
Foreclosed real estate:
Residential real estate	-	68
Commercial real estate	160
Commercial	302
Total foreclosed real estate	462	68
Total nonperforming assets	$5,154	$6,385

Troubled debt restructuring:
Nonperforming (included above)	$2,718	$2,707
Performing (accruing and excluded above)	2,829	2,336

Total nonperforming assets as a percentage of total assets	0.19%	0.25%
Total nonperforming loans to net loans	0.34%	0.50%

At March 31, 2023 and June 30, 2022, there were no loans greater than 90 days and accruing.

Nonperforming assets amounted to $5.2 million and $6.4 million at March 31, 2023 and June 30, 2022, respectively.  Loans on nonaccrual status totaled $4.7 million at March 31, 2023, of which there were four residential loans totaling $675,000 that were in process of foreclosure. Included in nonaccrual loans were $4.0 million of loans which were less than 90 days past due at March 31, 2023, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $6.3 million at June 30, 2022 of which $528,000 were in the process of foreclosure. At June 30, 2022, there were three residential loans in the process of foreclosure totaling $426,000 and one commercial real estate loan totaling $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.4 million of loans which were less than 90 days past due at June 30, 2022, but have a recent history of delinquency greater than 90 days past due.

Impaired Loans

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.” A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.

Index
The table below details additional information on impaired loans at March 31, 2023 and June 30, 2022:

(In thousands)	March 31, 2023	June 30, 2022
Balance of impaired loans, with a valuation allowance	$7,161	$9,235
Allowances relating to impaired loans included in allowance for loan losses	1,818	2,347
Balance of impaired loans, without a valuation allowance	2,637	1,536
Total impaired loans	9,798	10,771

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2023	2022	2023	2022
Average balance of impaired loans for the periods ended	$10,026	$9,052	$10,212	$7,694
Interest income recorded on impaired loans during the periods ended	81	126	211	290

Residential real estate average balance of impaired loans with a valuation allowance amounted to $2.4 million for the three months ended March 31, 2023, as compared to $2.0 million for the three months ended June 30, 2022, an increase of $400,000.  The increase in residential real estate impaired loans was primarily the result of two loan relationships moving into impairment status during the quarter ended March 31, 2023. Commercial loans average balance of impaired loans with a valuation allowance amounted to $1.8 million for the three months ended March 31, 2023, as compared to $3.4 million for the three months ended June 30, 2022, a decrease of $1.6 million.  The decrease was primarily the result of one loan paying off during the quarter end December 31, 2022 and one loan moving to foreclosed real estate.

DEPOSITS

Deposits totaled $2.5 billion at March 31, 2023 and $2.2 billion at June 30, 2022, an increase of $259.7 million, or 11.7%. NOW deposits increased $265.2 million, or 17.9%, and certificates of deposits increased $80.6 million, or 197.5% when comparing March 31, 2023 and June 30, 2022. Included within certificates of deposits at March 31, 2023 and June 30, 2022 were $74.6 million and $7.2 million in brokered certificates of deposits, respectively, an increase of $67.4 million. The increase in brokered deposits increased the Company’s overall liquidity and cash position in response the current turmoil in the banking sector. Money market deposits decreased $30.5 million, or 19.4%, savings deposits decreased $32.4 million, or 9.4%, and noninterest-bearing deposits decreased $23.2 million, or 12.3%, when comparing March 31, 2023 and June 30, 2022.  Deposits increased during the nine months ended March 31, 2023 as a result of increases in municipal deposits at Greene County Commercial Bank, primarily from tax collection, and new account relationships, and increases in business accounts at the Bank of Greene County from new account relationships.

Major classifications of deposits at March 31, 2023 and June 30, 2022 are summarized as follows:

(In thousands)	March 31, 2023	Percentage of Portfolio	June 30, 2022	Percentage of Portfolio
Noninterest-bearing deposits	$164,532	6.7%	$187,697	8.5%
Certificates of deposit	121,379	4.9	40,801	1.9
Savings deposits	311,316	12.6	343,731	15.5
Money market deposits	127,119	5.1	157,623	7.1
NOW deposits	1,747,977	70.7	1,482,752	67.0
Total deposits	$2,472,323	100.0%	$2,212,604	100.0%

BORROWINGS

At March 31, 2023, the Bank had pledged approximately $563.1 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $372.5 million at March 31, 2023, of which there were no term borrowings and $180.0 million irrevocable municipal letters of credit outstanding at March 31, 2023. There were zero and $123.7 million in overnight borrowings at March 31, 2023 and June 30, 2022, respectively. Interest rates on overnight borrowings are determined at the time of borrowing. There were no long-term fixed rate, fixed term advances at March 31, 2023 and June 30, 2022. The $180.0 million of irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

Index
The Bank also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At March 31, 2023, approximately $17.2 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at March 31, 2023.

The Bank has established unsecured lines of credit with Atlantic Central Bankers Bank for $15.0 million and two other financial institutions for $50.0 million. The Company has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were no borrowings outstanding with these lines of credit for both the Company and the Bank at March 31, 2023 and June 30, 2022.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At March 31, 2023, there were $19.8 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At March 31, 2023, there were $29.7 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

At March 31, 2023, there were no other long-term borrowings and therefore no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $178.7 million at March 31, 2023 from $157.7 million at June 30, 2022, resulting primarily from net income of $24.3 million, partially offset by dividends declared and paid of $1.6 million and an increase in accumulated other comprehensive loss of $1.7 million. Unrealized loss on available for sale securities increased at March 31, 2023 compared to June 30, 2022, but decreased compared to December 31, 2022 as the yields on bonds improved during the three months ended March 31, 2023.

The Federal Reserve raised their target benchmark interest rate in 2022 and 2023, resulting in subsequent prime lending rate increases of 475 basis points, and a significant increase in market rates between March 2022 and March 2023. If market interest rates continue to rise, the fair value of the fixed income bond portfolio will decrease, resulting in additional unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant. The non-credit portion of unrealized losses are recorded to Accumulated Other Comprehensive Income, a component of Shareholders' Equity. A significant increase in market rates may have a negative impact on book value per share. The Company's bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity. However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three and nine months ending March 31, 2023, the Company did not repurchase any shares.

Index
Selected Equity Data:
	March 31, 2023	June 30, 2022
Shareholders’ equity to total assets, at end of period	6.55%	6.13%
Book value per share[1]	$10.49	$9.26
Closing market price of common stock	$22.68	$22.65

	For the nine months ended March 31,
	2023	2022
Average shareholders’ equity to average assets	6.48%	6.71%
Dividend payout ratio[1]	14.69%	15.73%
Actual dividends paid to net income[2]	6.76%	7.21%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months ended June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, September 30, 2022, December 31, 2022, and March 31, 2023. Dividends declared during the three months ended March 31, 2021 and June 30, 2022 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2023 and 2022

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three and nine months ended March 31, 2023 and 2022. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages. Average loan balances include nonperforming loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Index
	Three months ended March 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,400,351	$15,676	4.48%	$1,155,078	$11,236	3.89%
Securities non-taxable	671,917	3,836	2.28	639,863	2,372	1.48
Securities taxable	405,648	2,091	2.06	452,832	1,652	1.46
Interest-bearing bank balances and federal funds	21,126	277	5.24	87,115	33	0.15
FHLB stock	3,760	53	5.64	1,131	12	4.24
Total interest-earning assets	2,502,802	21,933	3.51%	2,336,019	15,305	2.62%
Cash and due from banks	14,566			16,303
Allowance for loan losses	(21,572)			(21,731)
Other noninterest-earning assets	96,057			84,785
Total assets	$2,591,853			$2,415,376

Interest-Bearing Liabilities:
Savings and money market deposits	$458,036	$233	0.20%	$476,543	$169	0.14%
NOW deposits	1,614,497	5,058	1.25	1,484,872	512	0.14
Certificates of deposit	51,308	268	2.09	34,803	67	0.77
Borrowings	103,373	1,148	4.44	50,122	470	3.75
Total interest-bearing liabilities	2,227,214	6,707	1.20%	2,046,340	1,218	0.24%
Noninterest-bearing deposits	165,208			184,229
Other noninterest-bearing liabilities	25,485			25,949
Shareholders' equity	173,946			158,858
Total liabilities and equity	$2,591,853			$2,415,376

Net interest income		$15,226			$14,087
Net interest rate spread			2.31%			2.38%
Net earnings assets	$275,588			$289,679
Net interest margin			2.43%			2.41%
Average interest-earning assets to average interest-bearing liabilities	112.37%			114.16%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the three months ended March 31,
(Dollars in thousands)	2023	2022
Net interest income (GAAP)	$15,226	$14,087
Tax-equivalent adjustment(1)	1,400	865
Net interest income (fully taxable-equivalent)	$16,626	$14,952

Average interest-earning assets	$2,502,802	$2,336,019
Net interest margin (fully taxable-equivalent)	2.66%	2.56%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended March 31, 2023 and 2022, respectively.

Index
	Nine months ended March 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,360,446	$43,859	4.30%	$1,128,553	$35,293	4.17%
Securities non-taxable	684,541	10,417	2.03	612,262	6,716	1.46
Securities taxable	415,768	6,209	1.99	414,942	4,569	1.47
Interest-bearing bank balances and federal funds	15,892	473	3.97	96,044	114	0.16
FHLB stock	3,272	143	5.83	1,112	37	4.44
Total interest-earning assets	2,479,919	61,101	3.29%	2,252,913	46,729	2.77%
Cash and due from banks	13,077			13,633
Allowance for loan losses	(22,334)			(20,796)
Other noninterest-earning assets	93,941			79,900
Total assets	$2,564,603			$2,325,650

Interest-Bearing Liabilities:
Savings and money market deposits	$478,274	$642	0.18%	$456,871	$575	0.17%
NOW deposits	1,565,536	9,846	0.84	1,426,483	1,652	0.15
Certificates of deposit	61,194	819	1.78	34,784	218	0.84
Borrowings	93,112	2,811	4.03	42,393	1,345	4.23
Total interest-bearing liabilities	2,198,116	14,118	0.86%	1,960,531	3,790	0.26%
Noninterest-bearing deposits	175,009			185,358
Other noninterest-bearing liabilities	25,253			23,633
Shareholders' equity	166,225			156,128
Total liabilities and equity	$2,564,603			$2,325,650

Net interest income		$46,983			$42,939
Net interest rate spread			2.43%			2.51%
Net earnings assets	$281,803			$292,382
Net interest margin			2.53%			2.54%
Average interest-earning assets to average interest-bearing liabilities	112.82%			114.91%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
2Includes tax-free securities, mortgage-backed securities, and asset-backed securities.

Taxable-equivalent net interest income and net interest margin	For the nine months ended March 31,
(Dollars in thousands)	2023	2022
Net interest income (GAAP)	$46,983	$42,939
Tax-equivalent adjustment(1)	3,808	2,440
Net interest income (fully taxable-equivalent)	$50,791	$45,379

Average interest-earning assets	$2,479,919	$2,252,913
Net interest margin (fully taxable-equivalent)	2.73%	2.69%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023 versus 2022			2023 versus 2022
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
(Dollars in thousands)	Due To		Increase/	Due To		Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Earning Assets:
Loans receivable, net[1]	$2,590	$1,850	$4,440	$7,438	$1,128	$8,566
Securities non-taxable	124	1,340	1,464	859	2,842	3,701
Securities taxable	(186)	625	439	9	1,631	1,640
Interest-bearing bank balances and federal funds	(43)	287	244	(174)	533	359
FHLB stock	36	5	41	91	15	106
Total interest-earning assets	2,521	4,107	6,628	8,223	6,149	14,372

Interest-Bearing Liabilities:
Savings and money market deposits	(7)	71	64	30	37	67
NOW deposits	50	4,496	4,546	170	8,024	8,194
Certificates of deposit	44	157	201	243	358	601
Borrowings	578	100	678	1,533	(67)	1,466
Total interest-bearing liabilities	665	4,824	5,489	1,976	8,352	10,328
Net change in net interest income	$1,856	$(717)	$1,139	$6,247	$(2,203)	$4,044

 1 Calculated net of deferred loan fees, loan discounts, and loans in process.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets increased to 1.25% for the three months and increased to 1.26% for the nine months ended March 31, 2023 as compared to 1.19% for the three months and 1.21% for the nine months ended March 31, 2022.  Annualized return on average equity increased to 18.61% for the three months and increased to 19.51% for the nine months ended March 31, 2023 as compared to 18.10% for the three months and 18.09% for the nine months ended March 31, 2022.  The increase in return on average assets for the three and nine months ended March 31, 2023 and increase in return on average equity for the three and nine months ended March 31, 2023 was primarily the result of net income outpacing growth in the balance sheet. Net income amounted to $8.1 million and $7.2 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $900,000, or 12.6%, and amounted to $24.3 million and $21.2 million for the nine months ended March 31, 2023 and 2022, respectively, an increase of $3.1 million, or 14.9%.  Average assets increased $176.5 million, or 7.3%, to $2.6 billion for the three months ended March 31, 2023 as compared to $2.4 billion for the three months ended March 31, 2022. Average equity increased $15.1 million, or 9.5%, to $173.9 million for the three months ended March 31, 2023 as compared to $158.9 million for the three months ended March 31, 2022. Average assets increased $239.0 million, or 10.3%, to $2.6 billion for the nine months ended March 31, 2023 as compared to $2.3 billion for the nine months ended March 31, 2022. Average equity increased $10.1 million, or 6.5%, to $166.2 million for the nine months ended March 31, 2023 as compared to $156.1 million for the nine months ended March 31, 2022.

Index
INTEREST INCOME

Interest income amounted to $21.9 million for the three months ended March 31, 2023 as compared to $15.3 million for the three months ended March 31, 2022, an increase of $6.6 million, or 43.3%. Interest income amounted to $61.1 million for the nine months ended March 31, 2023 as compared to $46.7 million for the nine months ended March 31, 2022, an increase of $14.4 million, or 30.8%. The increase in average balances on loans and securities had the greatest impact on interest income. The rates earned on securities also increased during the comparative periods contributing to higher interest income.

Average loan balances increased $245.3 million and $231.9 million and the yield on loans increased 59 and 13 basis points when comparing the three and nine months ended March 31, 2023 and 2022, respectively. The increase in yield on loans for the nine months ended March 31, 2023 was partially offset due to the fee income recognized on Paycheck Protection Program (“PPP”) loans for the nine months ended March 31, 2022. Excluding the PPP loan fees, loan yields increased 46 basis points when comparing the nine months ended March 31, 2023 and 2022. Average securities decreased $15.1 million and increased $73.1 million and the yield on such securities increased 24 and 55 basis points when comparing the three and nine months ended March 31, 2023 and 2022, respectively.  Average interest-bearing bank balances and federal funds decreased $66.0 million and $80.2 million and the yield increased 509 and 381 basis points when comparing the three and nine months ended March 31, 2023 and 2022, respectively.

INTEREST EXPENSE

Interest expense amounted to $6.7 million for the three months ended March 31, 2023 as compared to $1.2 million for the three months ended March 31, 2022, an increase of $5.5 million, or 450.7%. Interest expense amounted to $14.1 million for the nine months ended March 31, 2023 as compared to $3.8 million for the nine months ended March 31, 2022, an increase of $10.3 million or 272.5%. The increase in average cost of NOW deposits and certificates of deposit had the greatest impact on interest expense during the three and nine months ended March 31, 2023.

The cost of NOW deposits increased 111 and 69 basis points, the cost of certificates of deposit increased 132 and 94 basis points, and the cost of savings and money market deposits increased 6 and 1 basis points when comparing the three and nine months ended March 31, 2023 and 2022, respectively. The increase in the cost of interest-bearing liabilities was also due to growth in the average balance of interest-bearing liabilities of $180.9 million and $237.6 million, most notably due to an increase in NOW deposits of $129.6 million and $139.1 million, an increase in average borrowings of $53.3 million and $50.7 million, and an increase in average certificates of deposits of $16.5 million and $26.4 million, when comparing the three and nine months ended March 31, 2023 and 2022, respectively. Yields on interest-earning assets and costs of interest-bearing deposits increased for the three and nine months ended March 31, 2023, as the Federal Reserve Board raised interest rates throughout the calendar year 2022 and in the first quarter of calendar year 2023.

NET INTEREST INCOME

Net interest income increased $1.1 million to $15.2 million for the three months ended March 31, 2023 from $14.1 million for the three months ended March 31, 2022. Net interest income increased $4.1 million to $47.0 million for the nine months ended March 31, 2023 from $42.9 million for the nine months ended March 31, 2022. The increase in net interest income was the result of growth in the average balance of interest-earning assets, which increased $166.8 million and $227.0 million when comparing the three and nine months ended March 31, 2023 and 2022, respectively, and increases in interest rates on interest-earning assets, which increased 89 and 52 basis points when comparing the three and nine months ended March 31, 2023 and 2022, respectively. The increase in net interest income was offset by increases in the average balance of interest-bearing liabilities, which increased $180.9 million and $237.6 million when comparing the three and nine months ended March 31, 2023 and 2022, respectively, and increases in rates paid on interest-bearing liabilities, which increased 96 and 60 basis points when comparing the three and nine months ended March 31, 2023 and 2022, respectively.

Net interest rate spread and margin both decreased when comparing the nine months ended March 31, 2023 and 2022. Net interest rate spread decreased 7 and 8 basis points to 2.31% and 2.43% for the three and nine months ended March 31, 2023 compared to 2.38% and 2.51% for the three and nine months ended March 31, 2022, respectively. Net interest margin increased 2 basis points to 2.43%, for the three months ended March 31, 2023 compared to 2.41% for the three months ended March 31, 2022. Net interest margin decreased 1 basis point to 2.53% for the nine months ended March 31, 2023 compared to 2.54% for the nine months ended March 31, 2022. The decrease during the current quarter was due to the higher interest rate environment, which resulted in higher rates paid on deposits, resulting in higher interest expense. This was partially offset by increases in interest income on loans and securities, as they reprice at higher yields and the interest rates earned on new balances were higher than the historic low levels.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.66% and 2.56% for the three months ended March 31, 2023 and 2022, respectively, and was 2.73% and 2.69% for the nine months ended March 31, 2023 and 2022, respectively.

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

The Federal Reserve Board has taken a number of measures in an attempt to slow inflation. The Federal Reserve Board changed its Monetary Policy to raise rates in recent quarters. The rise in the federal funds rate has and is expected to continue to have a positive impact to the Company’s interest spread and margin as the rates on new loans and securities purchased are at higher rates than in the prior year, however given how quickly the rate rise has been, it has not allowed the Company to reprice assets as quickly as deposits.

PROVISION FOR LOAN LOSSES

Provision for loan losses amounted to a benefit of $944,000 and a charge of $163,000 for the three months ended March 31, 2023 and 2022, respectively, and amounted to a benefit of $1.2 million and a charge of $2.4 million for the nine months ended March 31, 2023 and 2022, respectively. The benefit for the three and nine months ended March 31, 2023 was due to a decrease in the balance and reserve percentage on loans adversely classified, as loans were upgraded due to improvements in credit quality and loans were paid off during the quarter. This was partially offset by the growth in gross loans and increases in qualitative factors in the current quarter related to the economic environment as inflation continues to be high and the impact that higher interest rates have on borrowers. Loans classified as substandard or special mention totaled $36.6 million at March 31, 2023 and $52.1 million at June 30, 2022, a decrease of $15.5 million.  Reserves on loans classified as substandard or special mention totaled $4.8 million at March 31, 2023 compared to $9.6 million at June 30, 2022, a decrease of $4.8 million. There were no loans classified as doubtful or loss at March 31, 2023 or June 30, 2022. Allowance for loan losses to total loans receivable was 1.50% at March 31, 2023 compared to 1.82% at June 30, 2022.

Net charge-offs amounted to $190,000 and $108,000 for the three months ended March 31, 2023 and 2022, respectively, an increase of $82,000. Net charge-offs totaled $407,000 and $360,000 for the nine months ended March 31, 2023 and 2022, respectively. There were no significant charge offs in any loan segment during the three and nine months ended March 31, 2023.

Nonperforming loans amounted to $4.7 million and $6.3 million at March 31, 2023 and June 30, 2022, respectively. The decrease in nonperforming loans during the period was primarily due to $1.3 million in loan repayments, $134,000 in loans returning to performing status, and $508,000 in charge-offs or transfers to foreclosed, partially offset by $293,000 of loans placed into nonperforming status. At March 31, 2023 nonperforming assets were 0.19% of total assets compared to 0.25% at June 30, 2022. Nonperforming loans were 0.34% and 0.51% of net loans at March 31, 2023 and June 30, 2022, respectively.

NONINTEREST INCOME

(In thousands)	For the three months ended March 31,		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest income:	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Service charges on deposit accounts	$1,132	$1,052	$80	7.60%	$3,583	$3,279	$304	9.27%
Debit card fees	1,082	1,024	58	5.66	3,362	3,214	148	4.60
Investment services	213	216	(3)	(1.39)	591	707	(116)	(16.41)
E-commerce fees	26	23	3	13.04	81	83	(2)	(2.41)
Bank-owned life insurance	340	323	17	5.26	1,020	939	81	8.63
Net loss on available-for-sale securities	-	-	-	-	(251)	-	(251)	(100.00)
Other operating income	266	267	(1)	(0.37)	666	850	(184)	(21.65)
Total noninterest income	$3,059	$2,905	$154	5.30%	$9,052	$9,072	$(20)	(0.22)%

Noninterest income increased $154,000, or 5.3%, to $3.1 million for the three months ended March 31, 2023 compared to $2.9 million for the three months ended March 31, 2022. Noninterest income decreased $20,000, or 0.2%, to $9.1 million for the nine months ended March 31, 2023 compared to $9.1 million for the nine months ended March 31, 2022. The decrease for the nine month period was primarily due to a decrease in investment service income and a net loss on sale of available for sale securities. This was partially offset by an increase in debit card fees and service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards and the number of deposit accounts, and the income from bank owned life insurance.

Index
NONINTEREST EXPENSE

(In thousands)	For the three months ended March 31,		Change from Prior Year		For the nine months ended March 31,		Change from Prior Year
Noninterest expense:	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Salaries and employee benefits	$6,193	$5,332	$861	16.15%	$17,070	$15,103	$1,967	13.02%
Occupancy expense	617	549	68	12.39	1,654	1,627	27	1.66
Equipment and furniture expense	150	186	(36)	(19.35)	529	573	(44)	(7.68)
Service and data processing fees	674	649	25	3.85	2,040	1,937	103	5.32
Computer software, supplies and support	407	356	51	14.33	1,157	1,128	29	2.57
Advertising and promotion	115	146	(31)	(21.23)	336	345	(9)	(2.61)
FDIC insurance premiums	191	225	(34)	(15.11)	638	646	(8)	(1.24)
Legal and professional fees	507	258	249	96.51	2,655	1,075	1,580	146.98
Other	1,002	613	389	63.46	2,525	2,178	347	15.93
Total noninterest expense	$9,856	$8,314	$1,542	18.55%	$28,604	$24,612	$3,992	16.22%

Noninterest expense increased $1.5 million, or 18.5%, to $9.9 million for the three months ended March 31, 2023 compared to $8.3 million for the three months ended March 31, 2022. Noninterest expense increased $4.0 million, or 16.2%, to $28.6 million for the nine months ended March 31, 2023, compared to $24.6 million for the nine months ended March 31, 2022. The increase during the three and nine months ended March 31, 2023 was primarily due to increases in salaries and employee benefits expense due to new positions created during the period to support the Company’s growth. Other noninterest expense increased for the three and nine months ended March 31, 2023 due to the Bank of Greene County donating $300,000 to the Bank of Greene County Charitable Foundation during the three months ended March 31, 2023. The increase during the nine months ended March 31, 2023 was also due to a non-recurring litigation reserve expense of $1.2 million.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements. The effective tax rate was 13.7% and 15.0% for the three and nine months ended March 31, 2023, respectively, and 15.6% and 15.2% for the three and nine months ended March 31, 2022, respectively. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance, as well as the tax benefits derived from premiums paid to the Company’s pooled captive insurance subsidiary to arrive at the effective tax rate. The decrease in the current quarter’s effective tax rate was the result of an increase in tax-exempt income proportional to total income.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of the Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Atlantic Central Bankers Bank and two other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At March 31, 2023, the Company had $178.3 million in cash and cash equivalents, representing 6.5% of total assets, and had $281.8 million available in unused lines of credit.

On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability and minimize any impact on business, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board has created a new Bank Term Funding Program (BTFP) to make additional funding available to eligible depository institutions to help assure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral. BTFP advances can be requested through at least March 11, 2024. The Company has not requested funding through the BTFP as of March 31, 2023, but has an established relationship with the Federal Reserve to take advantage of this program.

In efforts to enhance strong levels of liquidity and to fund strong loan demand, the Bank and Commercial Bank (the “Banks”) accept brokered certificates of deposits, generally in denominations of less than $250 thousand, from national brokerage networks, including IntraFi. Additionally, the Banks participate in the CDARS and the ICS products, which provides for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance. The Banks are also able to obtain (“one-way”) CDARS and ICS brokered deposits. The Bank and Commercial Bank had no outstanding one-way or two-way, ICS or CDARS transactions with IntraFi as of March 31, 2023.

Index
The Bank and Commercial Bank can place and obtain brokered deposits from a national brokerage network and IntraFi up to 10% of total deposits form each broker based on policy. The Bank has available funds from a national brokerage network in the amount of $247.2 million, which there was $74.6 million outstanding at March 31, 2023. The Banks also have available funds from the IntraFi one-way CDARS and ICS deposits in the amount of $247.2 million, which there was zero outstanding at March 31, 2023. The brokered deposits increased the Company’s overall liquidity and cash position in response to the current turmoil in the banking sector.

  At March 31, 2023, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	7.21%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	9.10%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	20.51%

The Company’s unfunded loan commitments and unused lines of credit are as follows at March 31, 2023:

(In thousands)
Unfunded loan commitments	$96,111
Unused lines of credit	92,108
Standby letters of credit	889
Total commitments	$189,108

The Company anticipates that it will have sufficient funds available to meet current loan commitments based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity. The Company also anticipates it will have sufficient liquidity to support the seasonal decline in deposits, typically experienced at the Commercial Bank, through the fourth quarter of fiscal 2023 and into the first quarter of fiscal 2024.

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company.  Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at March 31, 2023 or June 30, 2022.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. There was no credit exposure associated with risk participations-in as of March 31, 2023 and June 30, 2022 due to the recent rise in interest rate. The RPAs participations-ins are spread out over four financial institution counterparties and terms range between 5 to 14 years.

Index
The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at March 31, 2023 and June 30, 2022.
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective		Capital Conservation
(Dollars in thousands)	Actual		Purposes		Action Provisions		Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of March 31, 2023:

Total risk-based capital	$247,757	16.3%	$121,500	8.0%	$151,875	10.0%	8.31%	2.50%
Tier 1 risk-based capital	228,746	15.1	91,125	6.0	121,500	8.0	9.06	2.50
Common equity tier 1 capital	228,746	15.1	68,344	4.5	98,719	6.5	10.56	2.50
Tier 1 leverage ratio	228,746	8.7	104,675	4.0	130,844	5.0	4.74	2.50

As of June 30, 2022:

Total risk-based capital	$221,236	16.0%	$110,294	8.0%	$137,867	10.0%	8.05%	2.50%
Tier 1 risk-based capital	203,935	14.8	82,720	6.0	110,294	8.0	8.79	2.50
Common equity tier 1 capital	203,935	14.8	62,040	4.5	89,614	6.5	10.29	2.50
Tier 1 leverage ratio	203,935	8.1	100,193	4.0	125,242	5.0	4.14	2.50

Greene County Commercial Bank
As of March 31, 2023:

Total risk-based capital	$103,753	43.0%	$19,326	8.0%	$24,157	10.0%	34.95%	2.50%
Tier 1 risk-based capital	103,753	43.0	14,494	6.0	19,326	8.0	36.95	2.50
Common equity tier 1 capital	103,753	43.0	10,871	4.5	15,702	6.5	38.45	2.50
Tier 1 leverage ratio	103,753	9.1	45,853	4.0	57,316	5.0	5.05	2.50

As of June 30, 2022:

Total risk-based capital	$94,408	41.5%	$18,195	8.0%	$22,744	10.0%	33.51%	2.50%
Tier 1 risk-based capital	94,408	41.5	13,646	6.0	18,195	8.0	35.51	2.50
Common equity tier 1 capital	94,408	41.5	10,235	4.5	14,783	6.5	37.01	2.50
Tier 1 leverage ratio	94,408	8.1	46,874	4.0	58,593	5.0	4.06	2.50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended March 31, 2023.

Item 3.	Defaults Upon Senior Securities Not applicable.

Item 4.	Mine Safety Disclosures Not applicable.

Item 5.	Other Information
a)	Not applicable
b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

Item 6.	Exhibits

Exhibits

3.1
Greene County Bancorp, Inc. Stock Holding Company Charter as amended on January 19, 2023 (filed as Exhibit 3.1 to Registrant’s Form 10-Q, filed on February 10, 2023 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).

104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: May 11, 2023

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date: May 11, 2023

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer