Form 10-K
period 2023-06-30
GREENE COUNTY BANCORP INC
filed 2023-09-08
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2023
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒
As of December 31, 2022, there were 17,026,828 shares outstanding of the Registrant’s common stock of which 6,318,914 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $28.71 on December 31, 2022, the aggregate value of stock held by non-affiliates was $181,416,000.  As of September 7, 2023, there were 17,026,828 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

GREENE COUNTY BANCORP, INC. AND SUBSIDIARIES
FORM 10-K

Index

PART I

ITEM 1.	Business

Greene County Bancorp, MHC and Greene County Bancorp, Inc.

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County’s mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 54.1% of the issued and outstanding common stock of Greene County Bancorp, Inc. The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan. At June 30, 2023, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County, cash and securities.  At June 30, 2023, 7,808,300 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 195,852 shares were held as Treasury stock and 9,218,528 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.   Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC.

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

Greene Property Holdings, Ltd.

The Bank of Greene County also operates a real estate investment trust, Greene Property Holdings, Ltd. Greene Property Holdings, Ltd. was formed in June 2011 as a New York corporation that elected under the Internal Revenue Code to be taxed as a real estate investment trust.  The Bank of Greene County transferred beneficial ownership of certain mortgages and notes to Greene Property Holdings, Ltd. in exchange for 100% of the common stock of Greene Property Holdings, Ltd. The Bank of Greene County continues to service these mortgage customers pursuant to a management and servicing agreement with Greene Property Holdings, Ltd.

Index
Administrative offices for Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County, Greene County Commercial Bank, and Greene Property Holdings, Ltd. are located at 302 Main Street, Catskill, New York 12414-1317.  The telephone number is (518) 943-2600.

Greene Risk Management, Inc.

Greene Risk Management, Inc. (“GRM”) was formed in December 2014 as a pooled captive insurance company subsidiary of Greene County Bancorp, Inc., incorporated in the State of Nevada.  During the fiscal year, management determined to close down GRM due to proposed IRS regulations. The purpose of this company was to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible. On June 21, 2023, GRM received a formal surrender of certificate of authority and voluntary withdrawal notice from the State of Nevada, Division of Insurance. The remaining liabilities were settled and assets transferred to Greene County Bancorp Inc., the parent of GRM as of June 28, 2023, and the corporation was formally liquidated under IRS Code 332 as of June 30, 2023.

Greene County Bancorp, Inc. and Subsidiaries
(In thousands)
Balance sheet data as of June 30, 2023:	Assets	Deposits	Borrowings	Equity
Greene County Bancorp, Inc. (consolidated)	$2,698,283	$2,437,161	$49,495	$183,283
The Bank of Greene County (consolidated)	2,692,296	2,456,982	-	208,861
Greene County Commercial Bank	1,090,587	1,033,605	-	85,583
Greene Property Holdings, Ltd.	687,079	-	-	687,079
Greene Risk Management, Inc.	-	-	-	-

Non-GAAP Financial Measures

Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary banks are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for itself and its subsidiary banks, in its periodic reports filed with the SEC, and it does so without compliance with Regulation G, on the widely-shared assumption that the SEC regards such non-GAAP measures to be exempt from Regulation G.  The Company uses in this annual report additional non-GAAP financial measures that are commonly utilized by financial institutions and have not been specifically exempted by the SEC from Regulation G. The Company provides, as supplemental information, such non-GAAP measures included in this annual report as described immediately below.

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

Index
Market Area

The Company is a community bank offering a variety of financial services to meet the needs of the communities it serves.  At June 30, 2023, the Company operated 18 full-service banking offices, an operations center, customer call center and lending center located in its market area within the Hudson Valley and Capital District Regions of New York State. The primary market area the Company serves is the Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State.

As of 2022, the Greene County population was approximately 48,000, Columbia County was approximately 61,000, Albany County was approximately 316,000, Ulster County was approximately 182,000 and Rensselaer County was approximately 160,000. Greene County is primarily rural, and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  Greene County has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a “bedroom” community for persons working in the Albany capital area. Albany County’s economy is dependent on state government, health care services and higher education.  Albany has also been growing in the area of technology jobs focusing on the areas of micro- and nanotechnology.  Columbia County’s major industry’s consists of tourism, health care and Columbia County is also a “bedroom” community for persons working in the Albany capital region. Rensselaer County’s major industries consists of health care services and higher education, located in close proximity to Albany County. Ulster County’s major industry consists of tourism with a number of state parks located within the Catskill Mountains and the Shawangunk Ridge.  As such, local employment is primarily within the services industry as well as government and health services.

Competition

The Company faces significant competition both in making loans and in attracting deposits, including attracting municipal deposits.  The Company’s market area has a high density of financial institutions, including online competitors, many of which are branches of significantly larger institutions that have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees.  The Company’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage-banking companies, credit unions, insurance companies and other financial service companies.  The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms, fintech firms and insurance companies.  Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions.

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

Index
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

The loan portfolio composition and loan maturity schedule are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Annual Report.

Discussion regarding the credit quality of the loan portfolio is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 4, Loans, of this Annual Report.

Residential, Construction and Land Loans, and Multi-family Loans.  The Company’s primary lending activity is the origination of residential mortgage loans collateralized by property located in the Company’s primary market area.  Residential mortgage loans refer to loans collateralized by one to four-family residences. By contrast, multi-family loans refer to loans collateralized by multi-family units, such as apartment buildings.  The Company originates residential mortgage loans with a maximum loan-to-value ratio of 85%.  During fiscal 2021, the Company purchased $10.5 million of residential loans that were outside of our primary market area, for which full due diligence was completed on each loan to ensure credit quality. There were no similar loan purchases in fiscal years 2022 and 2023.  For the years ended June 30, 2023 and 2022, no residential mortgage loans were originated by the Company with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, the Company has been successful in marketing and originating such loans with 10, 15 and 20 year terms. The Company generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Company requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by the Company. Title insurance is not required on all mortgage loans, but is evaluated on a case by case basis.

At June 30, 2023, virtually all of the Company’s residential mortgage loans were underwritten to secondary market guidelines and accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by the Company are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed-rate residential mortgage loans are retained by the Company, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by the Company for deposits and borrowings may increase, which could result in lower net interest income.

The Company currently offers residential mortgage loans with fixed and adjustable interest rates.  Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company’s interest rate gap position, and loan products offered by the Company’s competitors.  In the low interest rate environment in the recent years and through the first quarter of calendar 2022, most of our borrowers preferred fixed-rate loans to adjustable-rate loans. During the current fiscal year, there has been an increase in adjustable-rate mortgage loans, due to the higher interest rate environment. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The average length of time that the Company’s residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

The Company’s adjustable-rate mortgage (“ARM”) loans currently provide for maximum rate adjustments of 150 basis points per year and 600 basis points over the term of the loan. Generally, the Company’s ARM loans adjust annually after the initial fixed rate portion expires.  After origination, the interest rate on such ARM loans is reset based upon a contractual spread or margin above the average yield on one-year United States Treasury securities, adjusted to a constant maturity, as published weekly by the Federal Reserve Board.  The Company offers home equity line of credit ARM loans, with initial interest rates that are below market, referred to as “introductory rates,” however, in underwriting such loans, borrowers qualified at the full index rate.

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

The Company’s residential mortgage loans are generally originated by the Company’s loan representatives operating in its Bank offices through their contacts with existing or past loan customers, depositors of the Company, attorneys and accountants who refer loan applications from the general public, and local realtors.  The Company has loan originators who call upon customers during non-banking hours and at locations convenient to the customer.

Index
All residential mortgage loans originated by the Company include “due-on-sale” clauses, which give the Company the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage.

The Company originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences.  The Company issues a commitment and has one closing which encompasses both the construction phase and permanent financing.  The construction phase is a maximum term of twelve months and the interest charged is the rate as stated in the note, with loan-to-value ratios of up to 85.0%, of the completed project.  The Company also offers loans collateralized by undeveloped land.  The acreage associated with such loans is limited.  These land loans generally are intended for future sites of primary or secondary residences.  The terms of vacant land loans generally have a fifteen-year maximum amortization.

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

Index
The Company’s underwriting procedures for consumer loans include an assessment of the applicant’s credit history and an assessment of the applicant’s ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The Company underwrites its consumer loans internally, which the Company believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

The Company offers fixed- and adjustable-rate home equity loans that are collateralized by the borrower’s residence.  Home equity loans are generally underwritten with terms not to exceed 25 years and under the same criteria that the Company uses to underwrite residential fixed-rate loans.  Home equity loans may be underwritten with terms not to exceed 25 years and with a loan to value ratio of 85% when combined with the principal balance of the existing mortgage loan. The Company appraises the property collateralizing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property collateralizing the home equity loans. Home equity loans may have an additional inherent risk if the Company does not hold the first mortgage.  The Company may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

Commercial Loans.  The Company also originates commercial loans with terms of up to 20 years at fixed and adjustable rates.  The decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment.  A mortgage may also be taken for additional collateral purposes, but is considered secondary to the other collateral for commercial business loans.  The Company generally requires annual financial statements, tax returns and personal guarantees from the commercial borrowers.  The Company also generally requires an appraisal of any real estate that collateralizes the loan.  The Company’s commercial loan portfolio includes loans collateralized by inventory, business assets, fire trucks, other equipment, or real estate.

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be cash flow and collateral based, with loan amounts based on fixed-rate loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies and loan approval limits of the Company.  Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer.  The Bank established an Officer’s Loan Committee, who approves all residential loans and commercial loans greater than $2.5 million and up to $10.0 million. The Board of Directors approves loans that are greater than $10.0 million.

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

Participation Loans: The Company has formed relationships with other community banks within our region to participate in and participate out larger commercial loan relationships.  These types of loans are generally considered riskier due to the size and complexity of the loan relationship.  By entering a participation in or out agreement with the other bank, the Company can obtain the loan relationship while limiting its exposure to credit loss or mitigate a large credit exposure by sharing it with a participant.  Management completes its due diligence review and underwriting of all participation loans and monitors the active servicing of all participation loans.

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

Index
At June 30, 2023, the largest aggregate amount loaned by the Company to one borrower consisted of twelve commercial mortgages and commercial lines with an outstanding balance of $19.0 million. This loan relationship was performing in accordance with its repayment terms at June 30, 2023.

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

The Company’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations.  As of June 30, 2023, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company does not engage in any derivative or hedging investment transactions, such as interest rate swaps or caps.

The Company has classified its investments in debt securities as either available-for-sale or held-to-maturity.  Securities available-for-sale are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income (loss) component of shareholders’ equity, net of applicable income taxes.  Securities held-to-maturity are those debt securities which management has the intent and the Company has the ability to hold to maturity and balances are reported at amortized cost.  The Company does not have trading securities in its portfolio.   The Company has equity securities that are reported at fair value, with net unrealized gains and losses reflected in income.

The estimated fair values of debt securities at June 30, 2023 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Annual Report.

Additional discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the level of mortgage-backed securities is set forth in Part II, Item 7 Management’s Discussion and Analysis of this Annual Report.

Discussion related to the evaluation of the portfolio for other-than-temporary impairment is set forth in Part II, Item 8 Financial Statements and Supplementary Data, Note 1, Summary of significant accounting policies, and Note 3, Securities, of this Annual Report.

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

Mortgage-Backed and Asset-Backed Securities.  The Bank and its subsidiary Greene County Commercial Bank purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Company’s credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored enterprises; and (iii) increase liquidity.  Collateralized mortgage obligations (“CMOs”) as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages.  CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested capital at different rates.  The CMO bond may pay the investor at a different rate than the underlying mortgage pool.  Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing.  As a result there is no final lump-sum payment at maturity.  The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.

Index
The pooling of mortgages and the issuance of a security with an interest rate that is based on the interest rates of the underlying mortgages creates mortgage-backed securities.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The issuers of such securities (generally U.S. Government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as the Company, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the underlying loans because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company and its subsidiary the Commercial Bank.

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

Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of the Company, there are no asset-backed securities in the portfolio at June 30, 2023.

Sources of Funds

General.  Deposits, repayments and prepayments of loans and securities, proceeds from sales of securities, and proceeds from maturing securities and cash flows from operations are the primary sources of the Company’s funds for use in lending, investing and for other general purposes.  The Company also has several borrowing facilities available to provide additional liquidity as needed.

Deposits.  The Company offers a variety of deposit accounts with a range of interest rates and terms.  The Company’s deposit accounts consist of savings, NOW accounts, money market accounts, certificates of deposit, noninterest-bearing checking accounts and Individual Retirement Accounts (IRAs).

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which the Company’s branch offices are located.  The Company relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.  The Company uses traditional means of advertising its deposit products, including radio, television, print and social media. It generally does not solicit deposits from outside its market area.  While the Company accepts certificates of deposit in excess of $250,000, they are not subject to preferential rates. The Company does not actively solicit such deposits, as they are more difficult to retain than core deposits.   The Bank and Commercial Bank also participate in the IntraFi Network, LLC (“IntraFi”) Certificate of Deposit Account Registry Service (“CDARS”) and its Insured Cash Sweep (“ICS”) program, both of which function to assure full FDIC insurance for participating Bank customers. The Bank and Commercial Bank can place a one-way buy through the IntraFi Network for both the CDARS and ICS programs to obtain brokered deposits, along with the national brokerage networks.  Historically, the Company has not used brokers to obtain deposits, but will use them to help manage the seasonality within the municipal deposit base in the most cost efficient manner. As a result of this seasonality, the Company had $60.0 million in brokered deposits as of June 30, 2023.

Index
The Commercial Bank’s purpose is to attract deposits from local municipalities.  The Commercial Bank had $1.0 billion in deposits at June 30, 2023.

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

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank’s request, on behalf of the Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential mortgage and commercial real estate loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  At June 30, 2023, there were $110 million in municipal letters of credit outstanding.

Subordinated Debt.  The Company has issued subordinated notes as a cost effective way to raise regulatory capital.  The Company’s outstanding subordinated debt consisted of fixed-to-floating rate subordinated notes with call features, issued in September 2020 and 2021, due September 2030 and 2031, respectively.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Annual Report.

Personnel

As of June 30, 2023, The Bank of Greene County had 195 full-time employees and 22 part-time employees.  Neither Greene County Bancorp, Inc. nor Greene County Commercial Bank has any employees who are not also employees of The Bank of Greene County.  A collective bargaining group does not represent the employees, and The Bank of Greene County considers its relationship with its employees to be good.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General.  Greene County Bancorp, Inc., The Bank of Greene County, and Greene County Commercial Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to these entities.

Method of Accounting.  For federal income tax purposes, Greene County Bancorp, Inc., The Bank of Greene County, and Greene County Commercial Bank currently report income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing consolidated federal income tax returns.

Taxable Distributions and Recapture.  At June 30, 2023, the Bank had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

Index
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

REGULATION

General

The Company’s two banking subsidiaries are The Bank of Greene County which is a federally chartered savings bank and Greene County Commercial Bank which is a New York-chartered bank.  The Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”) insures their deposit accounts up to applicable limits.  The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and the New York State Department of Financial Services (the “Department”), respectively, as their chartering agencies, and by the FDIC, as their deposit insurer.  The Bank of Greene County and Greene County Commercial Bank are required to file reports with, and are periodically examined by the OCC and the Department, respectively, as well as the FDIC concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as savings and loan holding companies, are subject to regulation and examination by the Federal Reserve Board (“FRB”) and are required to file reports with the FRB.

Any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the OCC, the Department or the FRB, could have a material adverse impact on Greene County Bancorp, MHC, Greene County Bancorp, Inc., The Bank of Greene County, or Greene County Commercial Bank.

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

Index
The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively.  The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital.  Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on equity securities available-for-sale with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on securities available-for-sale).  The Bank of Greene County and Greene County Commercial Bank have exercised this one-time opt-out and therefore do not include AOCI in their regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. On April 9, 2020, the FRB, the OCC, and the FDIC issued an interim final rule (“IFR”) to allow banking organizations to exclude from regulatory capital measures any exposures pledged as collateral for a non-recourse loan from the FRB.

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

Index
At June 30, 2023, The Bank of Greene County met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single borrower in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2023, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Bank utilized the IRS DBLA test and satisfied the requirements of this test at and for the years ended June 30, 2023 and 2022.

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

Index
Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Discussion regarding liquidity is set forth in Part II, Item 7 Management’s Discussion and Analysis, Liquidity and Capital Resources, of this Annual Report.

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

Anti-Money Laundering and OFAC.  Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department’s Financial Crises Enforcement Network (“FinCEN”) rules include  customer due diligence requirements for banks, including a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions.

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

Index
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

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Comptroller of the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance

National Bank Powers Election. Effective July 1, 2019, the OCC issued a final rule, pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act, that permits an eligible federal savings bank with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. The effect of the so-called “covered savings association” election is that a federal savings association generally has the same rights and privileges, including commercial lending authority, as a national bank that has its main office in the same location as the home office of the covered savings association.  The covered savings association is also subject to the same duties, liabilities and limitations applicable to a national bank, some of which are more restrictive than those applicable to federal savings banks.  A covered savings association retains its federal savings association charter and continues to be subject to the corporate governance laws and regulations applicable to such associations, including as to its bylaws, board of directors and shareholders, capital distributions and mergers.  The Bank has not made such an election.

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

Index
Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2023, the Bank was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  In April 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.  At June 30, 2023, the Bank was in compliance with these reserve requirements.

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

Holding Company Regulation

General.  Greene County Bancorp, MHC and Greene County Bancorp, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Greene County Bancorp, MHC and Greene County Bancorp, Inc. are registered with the FRB and are subject to FRB regulations, supervision and reporting requirements. In addition, the FRB has enforcement authority over Greene County Bancorp, Inc.’s and Greene County Bancorp, MHC’s non-bank subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Greene County Bancorp, Inc. and Greene County Bancorp, MHC are generally not subject to state business organization laws.

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

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Greene County Bancorp, Inc. and Greene County Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Index
Waivers of Dividends by Greene County Bancorp, MHC.  Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.30 per share to be declared by the Company for the four quarters ending March 31, 2023. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

At June 30, 2023, the Commercial Bank met the criteria for being considered “well-capitalized.”

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

Index
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

Reports to Security Holders

Greene County Bancorp, Inc. files annual, quarterly and current reports with the SEC on Forms 10-K, 10-Q and 8-K, respectively. Greene County Bancorp, Inc. also files proxy materials with the SEC.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and Consolidated Appropriations Act, 2021

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures.  On December 27, 2020, the Consolidated Appropriations Act (CCA) was signed into law to extend the life of the Paycheck Protection Program. Many of the CARES Act’s programs are dependent upon the direct involvement of the Company and have been implemented through rules adopted by federal departments and agencies. The federal regulatory authorities continue to issue guidance with respect to the implementation and eligibility requirements for the various CARES Act programs. Congress may enact additional or amend already issued COVID-19 legislation. The Company continues to assess the impact of these regulations and supervisory guidance related to the pandemic.

The CARES Act, as amended by Section 541 of the CCA provided over $2 trillion to combat the coronavirus (COVID-19) pandemic and stimulate the economy, allowing financial institutions to suspend the application of GAAP to any loan modification related to COVID-19 from treatment as a troubled debt restructuring (“TDR”) for the period between March 1, 2020 and January 1, 2022.  Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.  It temporarily reduced the Community Bank Leverage Ratio (the “CBLR”) to 8%, and established a two quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% requirement. There was another rule issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

The Paycheck Protection Program

The Company participated in the Small Business Administration’s Paycheck Protection Program (“PPP”), to fund loans to eligible small business through the Small Business Administration (“SBA”). The program ended on May 31, 2021. The SBA guaranteed 100% of the PPP loans made to eligible borrowers, were eligible for forgiveness if certain conditions were met.  There were no collateral or personal guarantees required by the program and no fees were charge by the Government or lenders. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

ITEM 1A.	Risk Factors

Not applicable to smaller reporting companies.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The Bank of Greene County also has an operations center, customer call center and a lending center located in Catskill, New York.  At June 30, 2023, The Bank of Greene County conducted its business through 18 full-service banking offices.  The Company owns nine branch offices and lease nine branch offices located within Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State. Greene County Commercial Bank conducts its business through the branch offices of The Bank of Greene County. In the opinion of management, the physical properties of our holding company and our various subsidiaries are suitable and adequate.  For more information on our properties, see Notes 1, 5 and 14 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Annual Report.

Index
ITEM 3.	Legal Proceedings

Except as noted below, the Company, including its subsidiaries, are not currently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of their business. On an ongoing basis, the Company is often the subject of, or a party to, various legal claims by other parties against the Company, by the Company against other parties, or involving the Company, which arise in the normal course of business. Except as noted below, the various pending legal claims against the Company will not, in the opinion of management based upon consultation with counsel, result in any material liability. See Note 13 – Commitments and Contingent Liabilities to the Notes to the audited financial statements for a description of a current lawsuit in which the Company has been named a party.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Greene County Bancorp, Inc.’s (the Company’s) common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”. As of September 7, 2023 the Company had 435 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 17,026,828 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), the Company’s mutual holding company, held 9,218,528 shares of common stock, or 54.1% of total shares outstanding.  Consequently, shareholders other than the MHC held 7,808,300 shares.

Payment of dividends on the Company’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations, financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.30 per share to be declared by the Company for the four quarters ending March 31, 2023. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

On March 23, 2023, the Company effected a 2-for-1 stock split in the form of a stock dividend on its outstanding shares of common stock. All share and per share data throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. At June 30, 2023, the Company had repurchased 48,800 shares. There were no repurchases during the fiscal year ended June 30, 2023.

ITEM 6.	[Reserved]

Index
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements.  Greene County Bancorp, Inc. desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in this annual report, describe future plans or strategies and include Greene County Bancorp, Inc.’s expectations of future financial results.   The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements.  Greene County Bancorp, Inc.’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain.  Factors that could affect actual results include but are not limited to:

(a)	changes in general market interest rates,
(b)	general economic conditions,
(c)	economic or policy changes related to the COVID-19 pandemic,
(d)	continued period of high inflation could adversely impact customers,
(e)	legislative and regulatory changes,
(f)	monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
(g)	changes in the quality or composition of Greene County Bancorp, Inc.’s loan and investment portfolios,
(h)	deposit flows,
(i)	competition, and
(j)	demand for financial services in Greene County Bancorp, Inc.’s market area.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements, since results in future periods may differ materially from those currently expected because of various risks and uncertainties.

Index
Selected Financial Data

	At or for the year ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022	2021
SELECTED FINANCIAL CONDITION DATA:
Total assets	$2,698,283	$2,571,740	$2,200,335
Loans receivable, net	1,387,654	1,229,355	1,085,947
Securities available-for-sale	281,133	408,062	390,890
Securities held-to-maturity	726,363	761,852	496,914
Equity securities	306	273	307
Deposits	2,437,161	2,212,604	2,005,108
Borrowings	-	123,700	3,000
Shareholders’ equity	183,283	157,714	149,584
AVERAGE BALANCES:
Total assets	2,580,849	2,366,070	1,931,589
Interest-earning assets	2,495,653	2,291,448	1,892,650
Loans receivable, net	1,349,538	1,123,201	1,042,280
Securities	1,086,294	1,066,189	751,690
Deposits	2,302,167	2,134,584	1,750,733
Borrowings	82,816	51,193	22,386
Shareholders’ equity	169,837	156,098	137,511
SELECTED OPERATIONS DATA:
Total interest income	84,625	63,444	58,328
Total interest expense	23,407	5,439	5,183
Net interest income	61,218	58,005	53,145
Provision (benefit) for loan losses	(1,071)	3,278	3,974
Net interest income after provision for loan losses	62,289	54,727	49,171
Total noninterest income	12,146	12,137	9,667
Total noninterest expense	38,608	33,959	31,223
Income before provision for income taxes	35,827	32,905	27,615
Provision for income taxes	5,042	4,919	3,673
Net income	30,785	27,986	23,942
FINANCIAL RATIOS:
Return on average assets[1]	1.19%	1.18%	1.24%
Return on average shareholders’ equity[2]	18.13	17.93	17.41
Noninterest expenses to average total assets	1.50	1.44	1.62
Average interest-earning assets to average interest-bearing liabilities	112.73	114.57	117.01
Net interest rate spread[3]	2.33	2.50	2.76
Net interest margin[4]	2.45	2.53	2.81
Efficiency ratio[5]	52.63	48.41	49.71
Shareholders’ equity to total assets, at end of period	6.79	6.13	6.80
Average shareholders’ equity to average assets	6.58	6.60	7.12
Dividend payout ratio[6]	15.47	15.85	17.02
Actual dividends declared to net income[7]	7.12	9.41	10.15
Nonperforming assets to total assets, at end of period	0.21	0.25	0.11
Nonperforming loans to net loans, at end of period	0.39	0.51	0.21
Allowance for loan losses to nonperforming loans	388.64	360.31	854.76
Allowance for loan losses to total loans receivable	1.51	1.82	1.77
Book value per share[8]	$10.76	$9.26	$8.79
Basic earnings per share	1.81	1.64	1.41
Diluted earnings per share	1.81	1.64	1.41
OTHER DATA:
Closing market price of common stock	$29.80	$22.65	$14.06
Number of full-service offices	18	17	17
Number of full-time equivalent employees	206	198	186

[1]	Ratio of net income to average total assets.
[2]	Ratio of net income to average shareholders’ equity.
[3]	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
[4]	Net interest income as a percentage of average interest-earning assets.
[5]	Noninterest expense divided by the sum of net interest income and noninterest income.
[6]	Dividends per share divided by basic earnings per share. This calculation does not take into account the waiver of dividends by Greene County Bancorp, MHC.
[7]	Dividends declared divided by net income.
[8]	Shareholders’ equity divided by outstanding shares.

Index
GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 54.1% of the Company’s outstanding common stock.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  At June 30, 2023, The Bank of Greene County operated 18 full-service branches, an administration office, a customer call center, a lending center, and an operations center in New York’s Hudson Valley Region.  In June 2004, Greene County Commercial Bank (“Commercial Bank”) was opened for the limited purpose of providing financial services to local municipalities.  The Commercial Bank is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.

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

On July 1, 2023, the Company adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).  The models and methodologies are finalized with review controls and processes being finalized. The day-one impact of adopting CECL is not expected to be material to the Company’s total capital, however it is expected to create volatility in the level of the allowance for credit loss from quarter to quarter, as changes will be dependent upon macroeconomic forecasts and conditions, loan portfolio volumes, credit quality and key modeling assumptions.

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

Index
FINANCIAL OVERVIEW

Net income for the year ended June 30, 2023 amounted to $30.8 million, or $1.81 per basic and diluted share, as compared to $28.0 million, or $1.64 per basic and diluted share, for the year ended June 30, 2022, an increase of $2.8 million, or 10.0%.  The increase in net income was primarily the result of increases of $3.2 million in net interest income and a decrease of $4.3 million in provision for loan losses partially offset by an increase of $4.6 million in noninterest expense. The provision for income taxes and noninterest income remained the same when comparing year end June 30, 2023 and 2022. As can be seen in the Rate / Volume Analysis, the increase in net interest income resulted from interest-earning assets growing faster than interest-earning liabilities, offset by the increase in interest rates paid on liabilities outpacing the interest rates earned on assets, when comparing the years ended June 30, 2023 and 2022.  Growth in interest-earning assets was within both investment securities and loans. Growth in loans was primarily in commercial real estate mortgages, commercial constructions loans and residential mortgages.

Net interest rate spread and margin both decreased when comparing the year ended June 30, 2023 and 2022. Net interest rate spread decreased 17 basis points to 2.33% for the year ended June 30, 2023 compared to 2.50% for the year ended June 30, 2022. Net interest margin decreased 8 basis points to 2.45% for the year ended June 30, 2023 compared to 2.53% for the year ended June 30, 2022.  The decrease during the year ended June 30, 2023 was due to the higher interest rate environment, as the rates paid for deposits repriced faster than rates earned on loans and investments.

Total assets grew $126.5 million, or 4.9%, to $2.7 billion at June 30, 2023 as compared to $2.6 billion at June 30, 2022.  Net loans increased $158.3 million, or 12.9%, to $1.4 billion at June 30, 2023 as compared to $1.2 billion at June 30, 2022. Securities classified as available-for-sale and held-to-maturity decreased $162.4 million, or 13.9%, to $1.0 billion at June 30, 2023 as compared to $1.2 billion at June 30, 2022.  Deposits grew $224.6 million, or 10.1%, to $2.4 billion at June 30, 2023 as compared to $2.2 billion at June 30, 2022.  Total shareholders’ equity amounted to $183.3 million and $157.7 million at June 30, 2023 and 2022, respectively, or 6.8% and 6.1% of total assets, respectively.

Comparison of Financial Condition as of June 30, 2023 and 2022

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $127.4 million to $196.4 million at June 30, 2023 from $69.0 million at June 30, 2022. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company increased its overall liquidity and cash position in response to the current turmoil in the banking sector. As of June 30, 2023, the Company believes it has maintained a strong liquidity position.

SECURITIES

Securities available-for-sale and held-to-maturity decreased $162.4 million, or 13.9%, to $1.0 billion at June 30, 2023 as compared to $1.2 billion at June 30, 2022. The decrease was the result of utilizing maturing investments to fund loan growth and to maintain elevated cash holdings, and due to the increase in unrealized loss on securities available-for-sale of $4.5 million. Securities purchases totaled $212.0 million during the year ended June 30, 2023 and consisted primarily of $208.1 million of state and political subdivision securities. Principal pay-downs and maturities during the year ended June 30, 2023 amounted to $365.6 million, primarily consisting of $333.2 million of state and political subdivision securities, and $29.3 million of mortgage-backed securities.

The Company holds 61.2% of its securities portfolio at June 30, 2023 in state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Investment Maturity Schedule

The following table set forth information with regard to contractual maturities of debt securities shown in amortized cost ($) and weighted average yield (%) at June 30, 2023. Weighted-average yields are an arithmetic computation of income not fully tax equivalent (“FTE”) adjusted divided by amortized cost.  Mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No tax-equivalent adjustments were made in calculating the weighted average yield.

Index
(Dollars in thousands)	1 Year or Less		1-5 Years		5-10 Years		After 10 Years		Total
Securities available-for-sale:
U.S. government sponsored enterprises	$-	-	$1,960	1.23%	$11,094	1.32%	$-	-	$13,054	1.31%
U.S. treasury securities	-	-	14,061	1.17%	4,288	1.42%	-	-	18,349	1.22%
State and political subdivisions	137,280	3.87%	63	1.89%	-	-	-	-	137,343	3.87%
MBS-residential	-	-	363	2.73%	2,272	2.51%	26,951	1.45%	29,586	1.55%
MBS -multi-family	-	-	10,035	2.28%	49,702	1.54%	31,279	1.76%	91,016	1.70%
Corporate debt securities	251	2.96%	18,054	3.08%	-	-	1,500	3.03%	19,805	3.07%
Total securities available-for-sale	$137,531	3.87%	$44,536	2.21%	$67,356	1.53%	$59,730	1.65%	$309,153	2.69%

Securities held-to-maturity:
U.S. treasury securities	$9,988	2.41%	$18,929	1.55%	$4,788	1.88%	$-	-	$33,705	1.85%
State and political subdivisions	57,114	2.21%	143,594	2.19%	124,750	2.24%	153,298	2.18%	478,756	2.20%
MBS-residential	4	4.01%	375	3.30%	239	3.50%	36,568	2.30%	37,186	2.32%
MBS-multi-family	7,626	2.51%	41,236	3.00%	92,084	1.54%	14,100	1.32%	155,046	1.96%
Corporate debt securities	-	-	1,000	4.26%	20,132	4.37%	500	6.19%	21,632	4.41%
Other securities	10	7.32%	-	-	2	4.36%	26	4.78%	38	5.42%
Total securities held-to-maturity	$74,742	2.21%	$205,134	2.20%	$241,995	2.05%	$204,492	1.95%	$726,363	2.08%

LOANS

Net loans receivable increased $158.3 million, or 12.9%, to $1.4 billion at June 30, 2023 from $1.2 billion at June 30, 2022.  The loan growth experienced during the year consisted primarily of $97.8 million in commercial real estate loans, $38.2 million in commercial construction loans, $11.6 million in residential loans, $4.9 million in home equity loans, $3.8 million in residential construction and land loans, $2.7 million in multi-family loans and a $1.5 million decrease in the allowance for loan losses. This growth was partially offset by a $2.2 million decrease in commercial loans.  The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  The Company continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Loan Portfolio Composition

Set forth below is selected information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2023		2022		2021		2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$372,443	26.44%	$360,824	28.82%	$325,167	29.34%	$279,332	27.58%	$267,802	33.55%
Residential construction and land	19,072	1.35	15,298	1.22	10,185	0.92	11,847	1.17	7,462	0.93
Multi-family	66,496	4.72	63,822	5.10	41,951	3.78	25,104	2.48	24,592	3.08
Commercial real estate	693,436	49.22	595,635	47.57	472,887	42.66	381,415	37.67	329,668	41.31
Commercial construction	121,958	8.66	83,748	6.69	62,763	5.66	74,920	7.40	36,361	4.56
Home equity	22,752	1.61	17,877	1.43	18,285	1.65	22,106	2.18	23,185	2.91
Consumer installment(1)	4,612	0.33	4,512	0.36	4,942	0.45	4,817	0.48	5,481	0.69
Commercial loans	108,022	7.67	110,271	8.81	172,228	15.54	213,119	21.04	103,554	12.97
Total gross loans	$1,408,791	100.00%	$1,251,987	100.00%	$1,108,408	100.00%	$1,012,660	100.00%	$798,105	100.00%

(1)	Includes direct automobile loans (on both new and used automobiles) and personal loans.

Index
Loan Maturity Schedule and Interest Rate Sensitivity

The following table sets forth certain information as of June 30, 2023 regarding the amount of loans maturing or re-pricing in the Company’s portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “1 Year or Less.” Home equity loans are included within consumer loan portfolio below.

(In thousands)	1 Year or Less	1-5 Years	5-15 Years	After 15 Years	Total
Fixed rate:
Residential real estate	$349	$10,413	$156,896	$69,981	$237,639
Residential construction and land	3,141	172	244	-	3,557
Multi-family	1	561	7,992	-	8,554
Commercial real estate	5,366	43,603	180,409	7,537	236,915
Commercial construction	8,527	13,380	-	-	21,907
Consumer loans	607	4,478	6,705	-	11,790
Commercial loans	6,974	22,744	34,902	647	65,267
Total fixed rate loans	$24,965	$95,351	$387,148	$78,165	$585,629
Variable rate:
Residential real estate	$17,301	$48,247	$69,256	$-	$134,804
Residential construction and land	15,515	-	-	-	15,515
Multi-family	2,765	33,556	21,621	-	57,942
Commercial real estate	149,233	212,145	95,143	-	456,521
Commercial construction	88,488	11,563	-	-	100,051
Consumer loans	15,574	-	-	-	15,574
Commercial loans	28,713	4,568	9,474	-	42,755
Total variable rate loans	$317,589	$310,079	$195,494	$-	$823,162
Total loan portfolio	$342,554	$405,430	$582,642	$78,165	$1,408,791

Potential Problem Loans

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, the Company provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the “Substandard”, “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”  For further discussion regarding how management determines when a loan should be classified, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Annual Report.

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

Generally, management places loans on nonaccrual status once the loans have become 90 days or more delinquent or sooner if there is a significant reason for management to believe the collectability is questionable and, therefore, interest on the loan will no longer be recognized on an accrual basis.  The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring. A loan does not have to be 90 days delinquent in order to be classified as nonperforming.  Foreclosed real estate is considered to be a nonperforming asset.  For further discussion and detail regarding impaired loans please refer to Part II, Item 8 Financial Statements and Supplemental Data, Note 4 Loans of this Annual Report.

Index
Analysis of Nonaccrual Loans, Nonperforming Assets and Restructured Loans

The table below details additional information related to nonaccrual loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2023	2022	2021	2020	2019
Nonaccrual loans:
Residential real estate	$2,747	$2,948	$1,324	$2,513	$2,474
Residential construction and land	-	1	-	-	-
Multi-family	-	-	-	151	-
Commercial real estate	1,318	1,269	444	781	598
Commercial construction	-	-	-	-	-
Home equity	54	188	237	319	452
Consumer installment	63	7	-	-	6
Commercial	1,276	1,904	296	313	108
Total nonaccrual loans	5,458	6,317	2,301	4,077	3,638

Foreclosed real estate:
Residential real estate	-	68	64	-	53
Commercial loans	302	-	-	-	-
Total foreclosed real estate	302	68	64	-	53
Total nonperforming assets	$5,760	$6,385	$2,365	$4,077	$3,691

Troubled debt restructuring:
Nonperforming (included above)	$2,691	$2,707	$354	$304	$531
Performing (accruing and excluded above)	2,805	2,336	5,050	909	1,368

Nonaccrual loans to total loans	0.39%	0.50%	0.21%	0.40%	0.46%
Nonperforming loans to total loans	0.39%	0.50%	0.21%	0.40%	0.46%
Nonperforming assets to total assets	0.21%	0.25%	0.11%	0.24%	0.29%
Allowance for loan losses to nonperforming loans	388.64%	360.31%	854.76%	402.04%	362.84%
Allowance for loan losses to nonaccrual loans	388.64%	360.31%	854.76%	402.04%	362.84%

Nonperforming assets amounted to $5.8 million at June 30, 2023 and $6.4 million at June 30, 2022, respectively.  Total impaired loans amounted to $10.3 million at June 30, 2023 compared to $10.8 million at June 30, 2022, a decrease of $500,000, or 4.3%.  Impaired loans remained stable throughout the fiscal year, with four commercial real estate loans becoming delinquent and going on nonaccrual, one large commercial loan pay off and one commercial loan foreclosed on during the fiscal year. Impaired loans include loans that have been modified in a troubled debt restructuring and are performing under the modified terms and have therefore been returned to performing status.

Commercial real estate impaired loans amounted to $5.3 million as of June 30, 2023, as compared to $3.8 million as of June 30, 2022, an increase of $1.5 million.  The increase in commercial real estate impaired loans was the result of four relationships continuing to deteriorate and moving into nonaccrual status, and therefore classified as impaired. The average recorded investment of these new impaired loans was $1.0 million as of June 30, 2023.  Commercial impaired loans amounted to $1.9 million as of June 30, 2023, as compared to $3.5 million as of June 30, 2022, a decrease of $1.6 million.  The decrease in commercial impaired loans was the result of one relationship being paid off and one relationship moving to foreclosed assets, therefore being removed from impaired.

Loans on nonaccrual status totaled $5.5 million at June 30, 2023 of which $2.0 million were in the process of foreclosure.  At June 30, 2023, there were three residential real estate loans totaling $625,000 and two commercial real estate loans totaling $1.4 million in the process of foreclosure. Included in nonaccrual loans were $3.1 million of loans which were less than 90 days past due at June 30, 2023, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $6.3 million at June 30, 2022 of which $528,000 were in the process of foreclosure.  At June 30, 2022, there were three residential real estate loans totaling $426,000 and one commercial real estate loan totaling $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.4 million of loans which were less than 90 days past due at June 30, 2022, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

Index
For additional details on impaired loans, see the table in Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this Annual Report.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for an allowance for loan loss.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  The Company disaggregates its loan portfolio as noted in the below allocation of allowance for loan losses table to evaluate for impairment collectively based on historical loss experience.  The Company evaluates nonaccrual loans that are over $250,000 and all trouble debt restructured loans individually for impairment, if it is probable that the Company will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral. The Company charges loans off against the allowance for loan losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Company more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made.  For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged-off and is reduced by charge-offs.

Loans classified as substandard or special mention totaled $41.9 million at June 30, 2023 compared to $52.1 million at June 30, 2022, a decrease of $10.2 million. During the year ended June 30, 2023, the Company upgraded commercial real estate and residential real estate loans from substandard and special mention to pass due to improvements seen in borrower cash flows and financial performance.  This was offset by downgrades in commercial loans from pass to special mention and special mention to substandard, due to deterioration in borrower cash flows, delinquent payments and further financial deterioration or not improving financial performance. Management continues to monitor classified loan relationships closely.  Reserves on these loans totaled $5.2 million at June 30, 2023 compared to $9.6 million at June 30, 2022, a decrease of $4.4 million.  No loans were classified as doubtful or loss at June 30, 2023 or 2022. Allowance for loan losses to total loans receivable was 1.51% at June 30, 2023, and 1.82% at June 30, 2022. The decrease in the allowance for loan losses to total loans receivable was due to a decrease in the balance and reserve percentage on loans adversely classified, as loans were upgraded due to improvements in credit quality and loans were paid off during the fiscal year. This was partially offset by the growth in gross loans and increases in the economic qualitative factors during the year, due to elevated inflation levels and the negative impacts higher interest rates could have on borrowers’ abilities to repay loans.

Net charge-offs totaled $478,000 and $185,000 for the years ended June 30, 2023 and 2022, respectively. There were no significant net charge-offs in any loan segment during the fiscal year ended June 30, 2023.

Nonperforming loans amounted to $5.5 million and $6.3 million at June 30, 2023 and 2022, respectively. At June 30, 2023 and June 30, 2022, respectively, nonperforming assets were 0.21% and 0.25% of total assets, and nonperforming loans were 0.39% and 0.50% of net loans, with deterioration split primarily in residential real estate loans and commercial loans, year over year.  We have not originated “no documentation” mortgage loans and our loan portfolio does not include any mortgage loans that we classify as sub-prime.

Index
Analysis of allowance for loan losses activity
	At or for the Years Ended June 30,
(Dollars in thousands)	2023	2022	2021	2020	2019
Balance at the beginning of the period	$22,761	$19,668	$16,391	$13,200	$12,024
Charge-offs:
Residential real estate	-	27	26	102	287
Commercial real estate	9	-	-	-	74
Consumer installment	535	454	309	459	374
Commercial loans	120	112	500	335	51
Total loans charged off	664	593	835	896	786

Recoveries:
Residential real estate	6	13	13	16	13
Commercial real estate	4	-	-	-	-
Consumer installment	141	115	124	130	137
Commercial loans	35	280	1	36	153
Total recoveries	186	408	138	182	303

Net charge-offs	478	185	697	714	483

Provisions (benefit) charged to operations	(1,071)	3,278	3,974	3,905	1,659
Balance at the end of the period	$21,212	$22,761	$19,668	$16,391	$13,200

Allowance for loan losses to total loans receivable	1.51%	1.82%	1.77%	1.62%	1.65%

Residential real estate net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.01%	0.04%
Commercial real estate net charge-offs to average loans outstanding	0.00%	-	-	-	0.01%
Consumer installment net charge-offs to average loans outstanding	0.03%	0.03%	0.02%	0.04%	0.03%
Commercial loans net charge-offs to average loans outstanding	0.01%	(0.01%)	0.05%	0.03%	(0.01%)
Net charge-offs to average loans outstanding	0.04%	0.02%	0.07%	0.08%	0.06%
Net charge-offs to average assets	0.02%	0.01%	0.04%	0.05%	0.04%

Index
Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  The allowance is allocated to each loan category based on historical loss experience and economic conditions. On July 1, 2023, the Company adopted CECL. The models and methodologies are finalized with review controls and processes being finalized. The day-one impact of adopting CECL is not expected to be material to the Company’s total capital, however it is expected to create volatility in the level of the allowance for credit loss from quarter to quarter, as changes will be dependent upon macroeconomic forecasts and conditions, loan portfolio volumes, credit quality and key modeling assumptions.

	At June 30,
	2023		2022		2021		2020		2019
(Dollars in thousands)	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans
Residential real estate	$2,613	26.4%	$2,373	28.8%	$2,012	29.3%	$2,091	27.6%	$2,026	33.6%
Residential construction and land	181	1.4	141	1.2	106	0.9	141	1.2	87	0.9
Multi-family	197	4.7	119	5.1	186	3.8	176	2.5	180	3.1
Commercial real estate	13,020	49.2	16,221	47.6	13,049	42.7	8,634	37.6	7,110	41.3
Commercial construction	1,622	8.7	1,114	6.7	1,535	5.7	2,053	7.4	872	4.5
Home equity	46	1.6	89	1.4	165	1.6	295	2.2	314	2.9
Consumer installment	332	0.3	349	0.4	267	0.5	197	0.5	250	0.7
Commercial loans	3,201	7.7	2,355	8.8	2,348	15.5	2,804	21.0	2,361	13.0
Unallocated	-	-	-	-	-	-	-	-	-	-
Totals	$21,212	100.0%	$22,761	100.0%	$19,668	100.0%	$16,391	100.0%	$13,200	100.0%

For further discussion and detail regarding the Allowance for Loan Loss, please refer to Part II, Item 8 Financial Statements and Supplemental Data, Note 4 Loans of this Annual Report.

PREMISES AND EQUIPMENT

Premises and equipment amounted to $15.0 million and $14.4 million at June 30, 2023 and 2022, respectively.  Purchases totaled $1.5 million during the year ended June 30, 2023, consisting primarily of building improvements and equipment for a new branch located in East Greenbush, New York and a new office building located in Catskill, New York, and IT equipment.  Purchases totaled $1.1 million during the year ended June 30, 2022, consisting primarily of building improvements, IT equipment and new ATMs. Depreciation for the year ended June 30, 2023 totaled $871,000, compared to $826,000 for the year ended June 30, 2022.  There were no disposals of premises and equipment during the fiscal years ended June 30, 2023 and 2022.

PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets totaled $17.5 million at June 30, 2023, compared to $15.2 million at June 30, 2022, an increase of $2.3 million.  The increase was due to an increase of $1.3 million in deferred taxes due to the increase in unrealized losses on available for sale securities and an increase of $1.2 million in accrued income tax receivable due to the Company overpaying estimated quarterly tax payments during fiscal 2023. This was offset by a decrease of $132,000 in prepaid expense.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as FRE, it is recorded at its fair value, less estimated costs of disposal establishing a new cost basis. Upon transfer to FRE, if the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses.  Any subsequent write-down of FRE is charged against earnings.  There were $302,000 in FRE assets at June 30, 2023.  At June 30, 2022, there were $68,000 in FRE assets.

Index
DEPOSITS

Deposits totaled $2.4 billion at June 30, 2023 and $2.2 billion at June 30, 2022, an increase of $224.6 million, or 10.1%.  NOW deposits increased $253.2 million, or 17.1%, certificates of deposits increased $87.3 million, or 213.9%, noninterest-bearing deposits decreased $28.6 million, or 15.3%, savings deposits decreased $44.7 million, or 13.0%, money market deposits decreased $42.6 million, or 27.0%, when comparing June 30, 2023 and June 30, 2022. Included within certificates of deposits at June 30, 2023 and June 30, 2022 were $60.0 million and $7.2 million in brokered certificates of deposits, respectively, an increase of $52.8 million. The increase in brokered deposits increased the Company’s overall liquidity and cash position in response to the current turmoil in the banking sector.  Deposits increased during the year ended June 30, 2023, as a result of increases in municipal deposits at Greene County Commercial Bank, primarily from tax collection and new account relationships, and increases in business accounts at the Bank of Greene County from new account relationships.

	At June 30,
	2023		2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Transaction and savings deposits:
Noninterest-bearing deposits	$159,039	6.5%	$187,697	8.5%	$174,114	8.7%
Certificates of deposit	128,077	5.3	40,801	1.8	34,791	1.7
Savings deposits	299,038	12.3	343,731	15.5	301,050	15.0
Money market deposits	115,029	4.7	157,623	7.1	145,832	7.3
NOW deposits	1,735,978	71.2	1,482,752	67.0	1,349,321	67.3
Total deposits	$2,437,161	100.0%	$2,212,604	100.0%	$2,005,108	100.0%

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:
	At June 30,
(Dollars in thousands)	2023	2022	2021
Estimated amount of uninsured for Bank of Greene County	$368,566	$328,352	$278,632
Estimated amount of uninsured for Greene County Commercial Bank[1]	$941,634	$858,015	$769,247

[1]	All of Greene County Commercial Bank deposits in excess of FDIC insurance limits are fully collateralized.

The following table presents the maturity distribution of certificates of deposits of $250,000 or more:

(Dollars in thousands)	At June 30, 2023
Portion of certificates of deposits in excess of insurance limits	$20,244

Certificates of deposits otherwise uninsured with a maturity of:
Within three months	$14,056
After three but within six months	2,387
After six but within twelve months	-
Over twelve months	3,801

The amount of certificates of deposit by time remaining to maturity as of June 30, 2023 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Annual Report.

BORROWINGS

Borrowings for the Company amounted to $49.5 million at June 30, 2023 compared to $173.0 million at June 30, 2022, a decrease of $123.5 million.  At June 30, 2023, borrowings consisted of $49.5 million of fixed-to-floating rate subordinated notes. During the quarter ended June 30, 2023 the Bank established a borrowing facility through the Bank Term Funding Program offered through the Federal Reserve which allows the Bank to borrow on eligible securities at the par value if need. As of June 30, 2023, the Bank did not borrow against this facility.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At June 30, 2023, there were $19.8 million of Subordinated Note Purchases Agreements outstanding, net of issuance costs.

Index
On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months. These notes are callable on September 15, 2026. At June 30, 2023, there were $29.7 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

The Company’s borrowing agreements are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Annual Report.

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities, totaled $28.3 million at June 30, 2023, compared to $28.4 million at June 30, 2022, a decrease of $68,000.  The change was primarily due to a decrease in accrued expenses for loss reserve liability accounts related to the closure of Greene Risk Management, a decrease in the federal and state taxes payable, an increase in employee benefit plans,  including short-term and long-term incentive plans, and supplemental executive retirement plan.  The ASU 2016-02 lease liability also increased by $237,000 when comparing the year ended June 30, 2023 to June 30, 2022 related a new lease entered into for the East Greenbush branch. This was offset by a decrease in the pension liability of $238,000 when comparing the year ended June 30, 2023 to June 30, 2022. For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note 10 Stock-Based Compensation of this Annual Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $183.3 million at June 30, 2023 from $157.7 million at June 30, 2022, resulting primarily from net income of $30.8 million, partially offset by dividends declared and paid of $2.2 million and an increase in accumulated other comprehensive loss of $3.0 million. Other comprehensive loss increased during the year due to the change in market values of securities available for sale, resulting from the increases in market interest rates.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 200,000 shares of its common stock.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2023, the Company had repurchased a total of 48,800 shares of the 400,000 shares authorized by the repurchase program. The Company did not repurchase any shares during the year ended June 30, 2023.

Selected Equity Data:	At June 30,
	2023	2022
Shareholders’ equity to total assets, at end of period	6.79%	6.13%
Book value per share[1]	$10.76	$9.26
Closing market price of common stock[1]	$29.80	$22.65

	For the years ended June 30,
	2023	2022
Average shareholders’ equity to average assets	6.58%	6.60%
Dividend payout ratio[1]	15.47%	15.85%
Actual dividends paid to net income[2]	7.12%	9.41%

[1]
The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made to account for dividends waived by Greene County Bancorp, MHC (“MHC”), the Company’s majority shareholder, owning 54.1% of the shares outstanding.

[2]
Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended, September 30, 2021, December 31, 2021, March 31, 2022, September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023. Dividends declared during the three months ended June 30, 2022 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Years Ended June 30, 2023 and 2022

Average Balance Sheet

The following table sets forth certain information relating to the Company for the years ended June 30, 2023 and 2022.  For the years indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include nonperforming loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Fiscal Years Ended June 30,
		2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Loans receivable[1]	$1,371,653	$60,049	4.38%	$1,144,308	$47,125	4.12%
Securities non-taxable	672,877	14,385	2.14	652,468	9,517	1.46
Securities taxable	413,417	8,384	2.03	413,721	6,595	1.59
Interest-earning bank balances and federal funds	34,816	1,592	4.57	79,489	157	0.20
FHLB stock	2,890	215	7.44	1,462	50	3.42
Total interest-earning assets	2,495,653	84,625	3.39%	2,291,448	63,444	2.77%
Cash and due from banks	12,684			13,474
Allowance for loan losses	(22,115)			(21,107)
Other noninterest-earning assets	94,627			82,255
Total assets	$2,580,849			$2,366,070

Interest-Bearing Liabilities:
Savings and money market deposits	$464,988	$929	0.20%	$467,543	$759	0.16%
NOW deposits	1,596,832	17,516	1.10	1,446,381	2,434	0.17
Certificates of deposit	69,279	1,610	2.32	34,948	283	0.81
Borrowings	82,816	3,352	4.05	51,193	1,963	3.83
Total interest-bearing liabilities	2,213,915	23,407	1.06%	2,000,065	5,439	0.27%
Noninterest-bearing deposits	171,068			185,712
Other noninterest-bearing liabilities	26,029			24,195
Shareholders’ equity	169,837			156,098
Total liabilities and equity	$2,580,849			$2,366,070

Net interest income		$61,218			$58,005
Net interest rate spread			2.33%			2.50%
Net earnings assets	$281,738			$291,383
Net interest margin			2.45%			2.53%
Average interest-earning assets to average interest-bearing liabilities	112.73%			114.57%

[1]	Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Index
Taxable-equivalent net interest income and net interest margin

	For the year ended June 30,
(Dollars in thousands)	2023	2022
Net interest income (GAAP)	$61,218	$ 58,005
Tax-equivalent adjustment(1)	5,258	3,670
Net interest income (fully taxable-equivalent)	$66,476	$ 61,675

Average interest-earning assets	$2,495,653	$2,291,448
Net interest margin (fully taxable-equivalent)	2.66%	2.69%

(1)  Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was approximately 21% for federal income taxes for the periods ended June 30, 2023 and 2022, and 4.44% for New York State income taxes for the periods ended June 30, 2023 and 2022.

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
	Years Ended June 30,
	2023 versus 2022			2022 versus 2021
	Increase/(Decrease) Due To		Total Increase/	Increase/(Decrease) Due To		Total Increase/
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$9,808	$3,116	$12,924	$3,484	$(1,634)	$1,850
Securities non-taxable	306	4,562	4,868	3,040	(1,476)	1,564
Securities taxable	(5)	1,794	1,789	1,884	(247)	1,637
Interest-earning bank balances and federal funds	(138)	1,573	1,435	-	76	76
FHLB stock	75	90	165	14	(25)	(11)
Total interest-earning assets	10,046	11,135	21,181	8,422	(3,306)	5,116

Interest-Bearing Liabilities:
Savings and money market deposits	(4)	174	170	146	(339)	(193)
NOW deposits	281	14,801	15,082	610	(1,071)	(461)
Certificates of deposit	458	869	1,327	(1)	(90)	(91)
Borrowings	1,271	118	1,389	1,117	(116)	1,001
Total interest-bearing liabilities	2,006	15,962	17,968	1,872	(1,616)	256
Net change in net interest income	$8,040	$(4,827)	$3,213	$6,550	$(1,690)	$4,860

[1]	Calculated net of deferred loan fees, loan discounts, and loans in process.

As the above table shows, net interest income for the fiscal year ended June 30, 2023 has been affected most significantly by the increase in volume of loans and securities and the increase in rate on all interest-earning assets. This was partially offset by an increase in volume and rate of interest-bearing liabilities. Net interest rate spread decreased 17 basis points to 2.33% for the year ended June 30, 2023 compared to 2.50% for the year ended June 30, 2022. Net interest margin decreased 8 basis points to 2.45% for the year ended June 30, 2023 compared to 2.53% for the year ended June 30, 2022.  The decrease during the quarter and year ended June 30, 2023 was due to the higher interest rate environment as the rates paid for deposits repriced faster than rates earned on loans and investments resulting in a decrease in net interest rate spread and margin.

Index
INTEREST INCOME

Interest income for the year ended June 30, 2023 amounted to $84.6 million as compared to $63.4 million for the year ended June 30, 2022, an increase of $21.2 million, or 33.4%.  The increase in average loan balances had the greatest impact on interest income when comparing the years ended June 30, 2023 and 2022.   Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $2.5 billion for the year ended June 30, 2023 as compared to $2.3 billion for the year ended June 30, 2022, an increase of $204.2 million, or 8.9%. The yield earned on such assets increased 62 basis points to 3.39% for the year ended June 30, 2023 as compared to 2.77% for the year ended June 30, 2022.

Interest income earned on loans increased to $60.0 million for the year ended June 30, 2023 as compared to $47.1 million for the year ended June 30, 2022.  Average loans outstanding increased $227.3 million, or 19.9%, to $1.4 billion for the year ended June 30, 2023 as compared to $1.1 billion for the year ended June 30, 2022. The yield on such loans increased 26 basis points to 4.38% for the year ended June 30, 2023 as compared to 4.12% for the year ended June 30, 2022. At June 30, 2023, approximately 58.4% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.

Interest income earned on securities (excluding FHLB stock) increased to $22.8 million for the year ended June 30, 2023 as compared to $16.1 million for the year ended June 30, 2022.  The average balance of securities remained at $1.1 billion for the year ended June 30, 2023 and 2022. The average yield on securities non-taxable increased 68 basis points to 2.14% for the year ended June 30, 2023 as compared to 1.46% for the year ended June 30, 2022.  The average yield on securities taxable increased 44 basis points to 2.03% for the year ended June 30, 2023 as compared to 1.59% for the year ended June 30, 2022.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.

Interest income earned on federal funds and interest-earning deposits amounted to $1.6 million for the year ended June 30, 2023 as compared to $157,000 for the year ended June 30, 2022.  The average balance of federal funds and interest-earning deposits decreased $44.7 million, or 56.2%, to $34.8 million for the year ended June 30, 2023 as compared to $79.5 million for the year ended June 30, 2022.  Dividends on FHLB stock increased to $215,000 for the year ended June 30, 2023 as compared to $50,000 for the year ended June 30, 2022.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2023 amounted to $23.4 million as compared to $5.4 million for the year ended June 30, 2022, an increase of $18.0 million.  The increase in rate on interest-bearing liabilities had the greatest impact on interest expense when comparing the years ended June 30, 2023 and 2022. The rate paid on interest-bearing liabilities increased 79 basis points to 1.06% for the year ended June 30, 2023 compared to 0.27% for the year ended June 30, 2022.  Total average interest-bearing liabilities increased to $2.2 billion for the year ended June 30, 2023 as compared to $2.0 billion for the year ended June 30, 2022, an increase of $213.9 million, or 10.7%.  The majority of the increase related to NOW accounts, primarily resulting from growth in new deposit relationships within our business and municipal accounts.

Interest expense paid on savings and money market accounts amounted to $929,000 for the year ended June 30, 2023 as compared to $759,000 for the year ended June 30, 2022, an increase of $170,000, or 22.4%. The average rate paid on savings and money market accounts increased 4 basis points to 0.20% for the year ended June 30, 2023 as compared to 0.16% for the year ended June 30, 2022.  The average balance of savings and money market accounts decreased by $2.5 million to $465.0 million for the year ended June 30, 2023 as compared to $467.5 million for the year ended June 30, 2022.

Interest expense paid on NOW accounts amounted to $17.5 million for the year ended June 30, 2023 as compared to $2.4 million for the year ended June 30, 2022, an increase of $15.1 million.  The average rate paid on NOW accounts increased 93 basis points to 1.10% for the year ended June 30, 2023 as compared to 0.17% for the year ended June 30, 2022.  The average balance of NOW accounts increased $150.5 million to $1.6 billion for the year ended June 30, 2023 as compared to $1.4 billion for the year ended June 30, 2022.

Interest expense paid on certificates of deposit amounted to $1.6 million for the year ended June 30, 2023 as compared to $283,000 for the year ended June 30, 2022, an increase of $1.3 million.  The average rate paid on certificates of deposit increased 151 basis points to 2.32% for the year ended June 30, 2023 as compared to 0.81% for the year ended June 30, 2022.  The average balance on certificates increased $34.3 million to $69.3 million for the year ended June 30, 2023 as compared to $35.0 million for the year ended June 30, 2022.

Interest expense on borrowings amounted to $3.4 million for the year ended June 30, 2023 as compared to $2.0 million for the year ended June 30, 2022, as the average balance of borrowings increased $31.6 million to $82.8 million for the year ended June 30, 2023 as compared to $51.2 million for the year ended June 30, 2022. The average rate paid on borrowings increased 22 basis points to 4.05% from 3.83% during the period.

Index
PROVISION FOR LOAN LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for loan losses when necessary.  The amount recognized for the provision for loan losses is determined by management based on its ongoing analysis of the adequacy of the allowance for loan losses. Provision for loan losses amounted to a benefit of $1.1 million and a charge of $3.3 million for the years ended June 30, 2023 and 2022, respectively. The benefit for the years ended June 30, 2023 was due to a decrease in the balance and reserve percentage on loans adversely classified, as loans were upgraded due to improvements in credit quality and loans were paid off during the fiscal year. This was partially offset by the growth in gross loans and increases in the economic qualitative factors during the year, due to elevated inflation levels and the negative impacts higher interest rates could have on borrowers’ abilities to repay loans. For additional details relating to the allocation of the provision for loan losses, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans of this report.

NONINTEREST INCOME

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2023	2022	Amount	Percent
Service charges on deposit accounts	$4,713	$4,439	$274	6.17%
Debit card fees	4,512	4,381	131	2.99
Investment services	781	944	(163)	(17.27)
E-commerce fees	110	107	3	2.80
Bank owned life insurance	1,369	1,269	100	7.88
Net loss on sale of securities available-for-sale	(251)	-	(251)	(100.00)
Other operating income	912	997	(85)	(8.53)
Total noninterest income	$12,146	$12,137	$9	0.07%

Noninterest income remained unchanged at $12.1 million for the year ended June 30, 2023 compared to year ended June 30, 2022.  During the year ended June 30, 2023, there was an increase in debit card fees, service charges on deposit accounts resulting from continued growth in the number of checking accounts with debit cards and the number of deposit accounts, and income from bank owned life insurance. This was offset by a decrease in investment service income and a net loss on sale of securities available-for-sale.

NONINTEREST EXPENSE

(Dollars in thousands)	For the years ended June 30,		Change from Prior Year
	2023	2022	Amount	Percent
Salaries and employee benefits	$23,418	$20,667	$2,751	13.31%
Occupancy expense	2,333	2,305	28	1.21
Equipment and furniture expense	699	806	(107)	(13.28)
Service and data processing fees	2,869	2,589	280	10.81
Computer software, supplies and support	1,653	1,531	122	7.97
Advertising and promotion	498	491	7	1.43
FDIC insurance premiums	1,085	826	259	31.36
Legal and professional fees	3,024	1,414	1,610	113.86
Other	3,029	3,330	(301)	(9.04)
Total noninterest expense	$38,608	$33,959	$4,649	13.69%

Noninterest expense increased $4.6 million, or 13.7%, to $38.6 million for the year ended June 30, 2023 compared to $34.0 million for the year ended June 30, 2022. The increase in noninterest expense during the year ended June 30, 2023 was primarily due to increases in salaries and employee benefits expense due to new positions created during the period to support the Company’s growth, increases in FDIC insurance premiums of $259,000, and increases in legal and professional fees of $1.6 million due to non-recurring litigation expense and associated legal fees.

Index
INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements.  The effective tax rate was 14.1% and 14.9% for the years ended June 30, 2023 and 2022, respectively.  The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income and income received on the bank owned life insurance to arrive at the effective tax rate. The decrease in the current years effective tax rate was the result of an increase in tax-exempt income proportional to total income.

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

The Company’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.  At June 30, 2023, cash and cash equivalents totaled $196.4 million, or 7.3% of total assets.

The Company’s primary investing activities are the origination of residential and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $157.9 million and $143.4 million and purchases of securities totaled $212.0 million and $669.2 million for the years ended June 30, 2023 and 2022, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities, and borrowings.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2023 and 2022, as the Company originated loans for retention in its portfolio.

On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability and minimize any impact on business, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board has created a new Bank Term Funding Program (BTFP) to make additional funding available to eligible depository institutions to help assure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral, at par value. BTFP advances can be requested through at least March 11, 2024. The Bank established a borrowing facility through the BTFP during the quarter ended June 30, 2023. The Company has not requested funding through the BTFP as of June 30 2023.

In efforts to enhance strong levels of liquidity and to fund strong loan demand, the Bank and Commercial Bank (the “Banks”) accept brokered certificates of deposits, generally in denominations of less than $250,000, from national brokerage networks, including through IntraFi’s one-way CDARS and ICS products. The Banks can place and obtain brokered deposits from a national brokerage network and IntraFi up to 10% of total deposits form each broker based on policy. Both Banks have available funds from the IntraFi one-way CDARS and ICS deposits in the combined amount of $243.7 million per policy, which both had zero outstanding at June 30, 2023. Additionally, both Banks participate in the CDARS and the ICS IntraFi products, which provides for reciprocal two-way transactions among other institutions facilitated by IntraFi for the purpose of maximizing FDIC insurance for depositors. The Bank also has available funds from a national brokerage network in the amount of $243.7 million per policy, which there was $60.0 million outstanding at June 30, 2023.

The Company monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in interest-earning deposits with the Federal Reserve Bank of New York.  In the event the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During the year ended June 30, 2023, The Bank of Greene County’s maximum borrowing from the FHLB reached $136.0 million.  As of the year ended June 30, 2023, there were no borrowings outstanding with the FHLB. The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.  At June 30, 2023, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	8.06%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	8.33%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	23.34%

Index
Off-balance sheet arrangements. In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments to fund new loans and unused portions of lines of credit and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of June 30, 2023, are not necessarily indicative of future cash requirements.

The Company’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2023 and 2022:

(In thousands)	2023	2022
Unfunded loan commitments	$124,498	$213,420
Unused lines of credit	94,898	85,971
Standby letters of credit	179	189
Total commitments	$219,575	$299,580

The Company anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit scheduled to mature in one year or less from June 30, 2023 totaled $116.0 million.  Based upon the Company’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential and commercial real estate mortgage loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  There were $110.0 million in municipal letters of credit outstanding at June 30, 2023.

The Company has risk participation agreements (“RPAs”) which are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment.  RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at June 30, 2023 or 2022.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. There was no credit exposure associated with risk participations-ins as of June 30, 2023 and June 30, 2022 due to the rise in interest rate. The RPAs participations-ins are spread out over four financial institution counterparties and terms range between 4 to 14 years.

Capital Resources.  The Company and the Bank considers current needs and future growth, with the sources of capital being the retention of earnings, less dividends paid, and proceeds from the issuance of subordinated debt. The Company believes its current capital is adequate to support ongoing operations. As a result of the consistent earnings throughout the fiscal year, the Company did not push down any additional capital to The Bank of Greene County during the fiscal year ended June 30, 2023.  At June 30, 2023 and 2022, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 17. Regulatory Matters of this Annual Report.  Shareholders’ equity represented 6.8% and 6.1% of total consolidated assets at June 30, 2023 and 2022, respectively.

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

Index
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements which may impact the Company’s financial statements are discussed within Part II, Item 8 Financial Statements and Supplementary Data, Note 1 Summary of significant accounting policies of this Annual Report.

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

EVE Analysis.  Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents the Company’s EVE.  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2023.  Assumptions made by the Company relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2023. Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between the Company’s estimated value of assets and value of liabilities assuming no change in interest rates.

Index
The following sets forth the Company’s EVE as of June 30, 2023.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change From Par	% Change From Par	EVE Ratio[1]	Change[2]
+300 bp	$169,423	$(107,872)	(38.90)%	7.15%	(357)	bps
+200 bp	201,050	(76,245)	(27.50)	8.25	(247)
+100 bp	239,443	(37,852)	(13.65)	9.54	(118)
PAR	277,295	-	-	10.72	-
-100 bp	313,201	35,906	12.95	11.73	101

[1]	Calculated as the estimated EVE divided by the present value of total assets.
[2]	Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

In the current rising interest rate environment, EVE sensitivity has increased across the industry, as loans and investments were originated and purchased during the historically low rate environment. As the Federal Reserve’s monetary policy has been to raise interest rates in response to the inflationary pressure, the loans and investments have lost market value.  EVE sensitivity will continue to increase if rates continue to rise resulting in loans and investments losing further market value. As investments and loans mature, and the funds are reinvested at higher interest rates, the EVE sensitivity should improve. The Company’s EVE modeling projects that as of the reporting date and in response to an instantaneous rate increase of +200 bp and +300 bp, the EVE is outside of the Company’s policy limits. This contemplates an instantaneous rate shock, and would result from the increase in interest rates and the impact it has on the assets and the short-term nature of the Company’s liabilities. Management will continue to monitor the EVE sensitivity and has taken corrective action by purchasing short-term investments over the fiscal year 2023, which improved the ratios.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher-yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2023, the Company’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest-earning assets were positive 16.29% and 7.75% respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E. Gibson	/s/ Michelle Plummer
Donald E. Gibson	Michelle Plummer, CPA, CGMA
President and Chief Executive Officer	Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 8, 2023, expressed an unqualified opinion.

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

Index
Critical Audit Matters (Continued)
Allowance for Loan Losses – Qualitative Factor Component

The allowance for loan losses as of June 30, 2023 was $21.2 million.  As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The level of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, payment status of the loan and economic conditions.

The allowance consists of specific and general components in the amounts of $2.0 million and $19.2 million, respectively. Specific reserves estimate potential losses on identified impaired loans with uncertain collectability of principal and interest. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors. The general component is calculated using a systematic methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. For purposes of the allowance methodology, the loan portfolio is segmented as described in Note 4. Each segment has a distinct set of risk characteristics monitored by management. Risk is further assessed and monitored and determined at a more disaggregated level, which includes the risk grading system as described in Note 4 under Credit Quality Indicators.

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
Pittsford, New York
September 8, 2023

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on Internal Control over Financial Reporting
We have audited Greene County Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated September 8, 2023, expressed an unqualified opinion.

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

/s/ Bonadio & Co., LLP
Pittsford, New York
September 8, 2023

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2023 and 2022
(In thousands, except share and per share amounts)

ASSETS	2023	2022
Total cash and cash equivalents	$196,445	$69,009

Long-term certificates of deposit	4,576	4,107
Securities available-for-sale, at fair value	281,133	408,062
Securities held-to-maturity, at amortized cost (fair value $671,066 at June 30, 2023; $710,453 at June 30, 2022)	726,363	761,852
Equity securities, at fair value	306	273
Federal Home Loan Bank stock, at cost	1,682	6,803

Gross loans receivable	1,408,791	1,251,987
Allowance for loan losses	(21,212)	(22,761)
Unearned origination fees and costs, net	75	129
Net loans receivable	1,387,654	1,229,355

Premises and equipment, net	15,028	14,362
Bank-owned life insurance	55,063	53,695
Accrued interest receivable	12,249	8,917
Foreclosed real estate	302	68
Prepaid expenses and other assets	17,482	15,237
Total assets	$2,698,283	$2,571,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$159,039	$187,697
Interest bearing deposits	2,278,122	2,024,907
Total deposits	2,437,161	2,212,604

Borrowings from Federal Home Loan Bank, short-term	-	123,700
Subordinated notes payable, net	49,495	49,310
Accrued expenses and other liabilities	28,344	28,412
Total liabilities	2,515,000	2,414,026

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at June 30, 2023 and June 30, 2022 Outstanding – 17,026,828 shares at June 30, 2023 and June 30, 2022	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	193,721	165,127
Accumulated other comprehensive loss	(21,408)	(18,383)
Treasury stock, at cost 195,852 shares at June 30, 2023 and June 30, 2022	(908)	(908)
Total shareholders’ equity	183,283	157,714
Total liabilities and shareholders’ equity	$2,698,283	$2,571,740

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2023 and 2022
(In thousands, except share and per share amounts)

	2023	2022
Interest income:
Loans	$60,049	$47,125
Investment securities - taxable	2,859	1,653
Mortgage-backed securities	5,740	4,992
Investment securities - tax exempt	14,385	9,517
Interest-bearing deposits and federal funds sold	1,592	157
Total interest income	84,625	63,444

Interest expense:
Interest on deposits	20,055	3,476
Interest on borrowings	3,352	1,963
Total interest expense	23,407	5,439

Net interest income	61,218	58,005
Provision for loan losses	(1,071)	3,278
Net interest income after provision for loan losses	62,289	54,727

Noninterest income:
Service charges on deposit accounts	4,713	4,439
Debit card fees	4,512	4,381
Investment services	781	944
E-commerce fees	110	107
Bank owned life insurance	1,369	1,269
Net loss on securities available-for-sale	(251)	-
Other operating income	912	997
Total noninterest income	12,146	12,137

Noninterest expense:
Salaries and employee benefits	23,418	20,667
Occupancy expense	2,333	2,305
Equipment and furniture expense	699	806
Service and data processing fees	2,869	2,589
Computer software, supplies and support	1,653	1,531
Advertising and promotion	498	491
FDIC insurance premiums	1,085	826
Legal and professional fees	3,024	1,414
Other	3,029	3,330
Total noninterest expense	38,608	33,959

Income before provision for income taxes	35,827	32,905
Provision for income taxes	5,042	4,919
Net income	$30,785	$27,986

Basic earnings per share	$1.81	$1.64
Basic average shares outstanding	17,026,828	17,026,828
Diluted earnings per share	$1.81	$1.64
Diluted average shares outstanding	17,026,828	17,026,828
Dividends per share	$0.28	$0.26

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2023 and 2022
(In thousands)

	2023	2022
Net Income	$30,785	$27,986

Other comprehensive loss:

Unrealized holding losses on securities available-for-sale, gross	(4,708)	(24,038)
Tax effect	(1,261)	(6,422)
Unrealized holding losses on securities available-for-sale, net	(3,447)	(17,616)

Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, gross	251	-
Tax effect	67	-
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	184	-

Pension actuarial gain, gross	218	290
Tax effect	58	78
Pension actuarial gain, net	160	212

Amortization of pension actuarial losses recognized in salaries and benefits, gross	106	248
Tax effect	28	66
Amortization of pension actuarial losses recognized in salaries and benefits, net	78	182

Total other comprehensive loss, net of taxes	(3,025)	(17,222)

Comprehensive income	$27,760	$10,764

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2023 and 2022
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2021	$1,722	$10,156	$139,775	$(1,161)	$(908)	$149,584
Dividends declared			(2,634)			(2,634)
Net income			27,986			27,986
Other comprehensive loss, net of taxes				(17,222)		(17,222)
Balance at June 30, 2022	$1,722	$10,156	$165,127	$(18,383)	$(908)	$157,714
Dividends declared			(2,191)			(2,191)
Net income			30,785			30,785
Other comprehensive loss, net of taxes				(3,025)		(3,025)
Balance at June 30, 2023	$1,722	$10,156	$193,721	$(21,408)	$(908)	$183,283

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2023 and 2022
(In thousands)

	2023	2022
Cash flows from operating activities:
Net Income	$30,785	$27,986
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	871	826
Deferred income tax benefit	(149)	(682)
Net amortization of investment premiums and discounts	2,418	3,386
Net amortization (accretion) of deferred loan costs and fees	259	(3,320)
Amortization of subordinated debt issuance costs	185	165
Provision for loan losses	(1,071)	3,278
Bank owned life insurance income	(1,369)	(1,269)
Net loss on sale of securities available-for-sale	251	-
Net (gain) loss on equity securities	(33)	34
Net loss (gain) on sale of foreclosed real estate	26	(39)
Net decrease in accrued income taxes	(1,121)	(1)
Net increase in accrued interest receivable	(3,332)	(1,136)
Net decrease in prepaid expenses and other assets	133	176
Net increase in accrued expenses and other liabilities	256	5,950
Net cash provided by operating activities	28,109	35,354

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	262,884	242,983
Proceeds from sale of securities	1,675	-
Purchases of securities	(154,365)	(315,639)
Principal payments on securities	11,205	29,912
Securities held-to-maturity:
Proceeds from maturities	70,275	54,207
Purchases of securities	(57,596)	(353,573)
Principal payments on securities	21,236	32,596
Net redemption (purchase) of Federal Home Loan Bank Stock	5,121	(5,712)
Purchase of long term certificate of deposit	(1,225)	-
Maturity of long term certificate of deposit	735	425
Purchase of bank owned life insurance	-	(12,000)
Net increase in loans receivable	(157,949)	(143,406)
Proceeds from sale of foreclosed real estate	202	75
Purchases of premises and equipment	(1,537)	(1,051)
Net cash provided by (used in) investing activities	661	(471,183)

Cash flows from financing activities:
Net (decrease) increase in short-term FHLB advances	(123,700)	123,700
Net decrease in short-term advances from other banks	-	(3,000)
Net proceeds from subordinated notes payable	-	29,501
Payment of cash dividends	(2,191)	(2,634)
Net increase in deposits	224,557	207,496
Net cash provided by financing activities	98,666	355,063

Net increase (decrease) in cash and cash equivalents	127,436	(80,766)
Cash and cash equivalents at beginning of year	69,009	149,775
Cash and cash equivalents at end of year	$196,445	$69,009

Non-cash investing activities:
Foreclosed loans transferred to other real estate	$462	$40
Cash paid during period for:
Interest	$23,074	$5,182
Income taxes	$6,312	$5,602

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1.	Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the “Company”) and its subsidiaries, The Bank of Greene County (the “Bank”), and the Bank’s subsidiaries Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd.  All material inter-company accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

On March 23, 2023, the Company effected a 2-for-1 stock split in the form of a stock dividend on its outstanding shares of common stock. All share and per share data throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.10 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split, $861,134, was reclassified from “Additional paid-in capital” to “Common stock”.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries.  At June 30, 2023, the Bank has 18 full-service offices and an operations center located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank continues to service these loans.

Greene Risk Management, Inc. (GRM”) was formed in December 2014 as a pooled captive insurance company subsidiary of the Company, incorporated in the State of Nevada. During the fiscal year, management determined to close down GRM due to proposed IRS regulations. The purpose of this company was to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible. On June 21, 2023, GRM received a formal surrender of certificate of authority and voluntary withdrawal notice from the State of Nevada, Division of Insurance. The remaining liabilities were settled and assets transferred to Greene County Bancorp Inc., the parent of GRM as of June 28, 2023, and the corporation was formally liquidated under IRS Code 332 as of June 30, 2023.

Charter

The Company and its parent mutual holding company, Greene County Bancorp, MHC (the “MHC”) are federally chartered and regulated and examined by the Federal Reserve Board.  The Bank, the subsidiary of the Company, is also federally chartered and is regulated and examined by the Office of the Comptroller of the Currency (the “OCC”).

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  During the years ended June 30, 2023 and 2022, the Bank elected to utilize the IRS DBLA test and satisfied the requirements of this test.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions, investments (with original maturity of three months or less), and overnight federal funds sold.  The amounts of interest-bearing deposits included as cash equivalents at June 30, 2023 and 2022 were $181.1 million and $54.7 million, respectively.

Securities

The Company has classified its investments in debt securities as either available-for-sale or held-to-maturity and equity securities. Securities available-for-sale are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive income (loss) component of shareholders’ equity, net of applicable income taxes.  Securities held-to-maturity are those debt securities which management has the intent and the ability to hold to maturity and are reported at amortized cost.  Equity securities are recorded at fair value, with net unrealized gains and losses recognized in income. The Company does not have trading securities in its portfolio.

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

Index
When the fair value of a securities held-to-maturity or available-for-sale is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

The Company evaluates nonaccrual loans that are over $250,000 and all trouble debt restructured loans individually for impairment, if it is probable that the Company will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements.  The measurement of impaired loans is generally based on the fair value of the underlying collateral, less estimated costs to sell.  The majority of the Company’s loans, including most nonaccrual loans, are small homogeneous loan types adequately supported by collateral.  As a result, the level of impaired loans may only be a portion of nonaccrual loans.  Loans that are delinquent or slow paying may not be impaired.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

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

Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock.  From time to time, the Company may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to the Company’s earnings per share, book value per share and general market and economic factors.  On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2023, the Company had repurchased a total of 48,800 shares of the 400,000 shares authorized by the repurchase program.

Index
Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no other-than-temporary impairment charge was recorded during the years ended June 30, 2023 and 2022.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606 does not apply to the majority of the Company’s revenue-generating transactions, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated statements of income as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following is a summary of revenues subject to ASC 606 for the years ended June 30, 2023 and 2022.

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

Advertising

The Company follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $498,000 and $491,000 for the years ended June 30, 2023 and 2022, respectively.

Index
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

Impact of Recent Accounting Pronouncements

Accounting Pronouncements to be adopted in future periods

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for debt securities available-for-sale (AFS). For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other topics in  ASU 2019-04 include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following:  accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, consideration of prepayments in determining the effective interest rate, consideration of estimated costs to sell when foreclosure is probable, vintage disclosures— line-of-credit arrangements converted to term loans, and contractual extensions and renewals. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13.  In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326 Financial Instruments Credit Losses provides additional clarification to specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance.

Index
The Company implemented a detailed project plan, established a governance structure, utilized a software vendor for modeling purposes, hired resources to support the CECL modeling, incorporated data requirements and enhancements into the Company’s standard processes, and documented accounting policy elections in order to implement the standard. The Company has selected portfolio segmentations of commercial loans, commercial real estate loans, consumer loans, home equity loans and residential real estate loans. Regression models were developed using peer data with similar credit risk profiles as the Company, utilizing two economic factors of the national GDP and the national unemployment rate for the commercial, commercial real estate, home equity and residential real estate segments. The Company has elected a four-quarter reasonable and supportable forecast period, with a four-quarter reversion period using the straight-line method.  The discounted cash flow methodology will be used to calculate the CECL reserve for the commercial, commercial real estate, home equity and residential real estate loans. The remaining life method will be utilized to determine the CECL reserve for the consumer loan segment, which was determined to be immaterial to the overall reserve. The Company elected to evaluate loans individually when they are both collateral dependent and have a balance of $250,000 or more, which is consistent with regulatory requirements. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics and current conditions at the reporting date. The Company has run parallel models for the last two quarters, evaluated the model back-testing and sensitivity analysis results, and reviewed the results from an independent third party model validation engagement.

The Company finalized the methodology, calculation and reserve processes related to HTM investment securities that utilizes a probability of default/loss given default model, using default data from a well-recognized source for investments that have not been determined to be zero loss securities. The Company also finalized the methodology, calculation and reserve processes related to the liability for off-balance sheet credit exposures, which models the liability for loans committed but not funded using historical funding percentages for lines of credit.

The Company continues to finalize certain review controls and procedures, including the preparation of required financial statement disclosures. The Company does not expect a material adjustment to the stockholders’ equity balance on an after-tax basis, inclusive of the estimated liability for off-balance sheet exposures, upon the adoption of ASU 2016-13 on July 1, 2023.  Upon adoption the Company’s allowance for credit losses became reflective of all credit losses expected over the lifetime of the Company’s applicable financial assets. The entire increase in the allowance for credit losses will be reflected in the Company’s regulatory capital ratios and will not have a significant impact.

For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, excluding small reporting companies such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses that amended the implementation effective date for small reporting companies, such as the Company, and non-public business entities, for fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will implement this standard for the fiscal year beginning July 1, 2023.

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

Index
In December 2022, the FASB issued an Update (ASU 2022-06), Reference Rate Reform (Topic 848) Deferral of the Sunset Date of Topic 848. The ASU extends the period of time companies can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, from the sunset date from December 31, 2022 to December 31, 2024, after which companies will no longer be permitted to apply the relief guidance in Topic 848. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU No. 2022-02, amendments related to Troubled Debt Restructurings (TDRs) for all entities after they adopt 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326). The ASU updated the accounting guidance for TDRs by eliminating the recognition and measurement guidance contained in Subtopic 310-40 and requires an evaluation on all loan modifications to determine if they result in a new loan or a continuation of the existing loan. The ASU also requires that entities disclose current-period gross charge-offs by year of origination. The effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13. The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company will implement the Update with the adoption of ASU 2016-13. The adoption is not expected to have a material impact on the consolidated financial statements and related disclosures.

Note 2.	Balances at other banks

The Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank which is included in cash and due from banks on the Company’s balance sheet.  In April 2020, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero, therefore there was no reserve requirement included in cash and due from banks at June 30, 2023 and June 30, 2022.

Note 3.	Securities

The Company’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2023, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

Index
Securities at June 30, 2023 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,054	$-	$2,231	$10,823
U.S. treasury securities	18,349	-	1,849	16,500
State and political subdivisions	137,343	670	2	138,011
Mortgage-backed securities-residential	29,586	-	3,985	25,601
Mortgage-backed securities-multi-family	91,016	-	18,930	72,086
Corporate debt securities	19,805	-	1,693	18,112
Total securities available-for-sale	309,153	670	28,690	281,133
Securities held-to-maturity:
U.S. treasury securities	33,705	-	2,438	31,267
State and political subdivisions	478,756	5,178	30,662	453,272
Mortgage-backed securities-residential	37,186	-	3,625	33,561
Mortgage-backed securities-multi-family	155,046	-	20,324	134,722
Corporate debt securities	21,632	-	3,426	18,206
Other securities	38	-	-	38
Total securities held-to-maturity	726,363	5,178	60,475	671,066
Total securities	$1,035,516	$5,848	$89,165	$952,199

Securities at June 30, 2022 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government sponsored enterprises	$13,066	$-	$1,747	$11,319
U.S. treasury securities	20,158	-	1,731	18,427
State and political subdivisions	247,978	374	276	248,076
Mortgage-backed securities-residential	33,186	-	3,289	29,897
Mortgage-backed securities-multi-family	99,353	-	15,644	83,709
Corporate debt securities	17,884	-	1,250	16,634
Total securities available-for-sale	431,625	374	23,937	408,062
Securities held-to-maturity:
U.S. treasury securities	33,623	-	1,643	31,980
State and political subdivisions	493,897	2,760	35,747	460,910
Mortgage-backed securities-residential	42,461	1	2,242	40,220
Mortgage-backed securities-multi-family	171,921	2	13,895	158,028
Corporate debt securities	19,900	16	651	19,265
Other securities	50	-	-	50
Total securities held-to-maturity	761,852	2,779	54,178	710,453
Total securities	$1,193,477	$3,153	$78,115	$1,118,515

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$-	-	$10,823	$2,231	5	$10,823	$2,231	5
U.S. treasury securities	761	57	2	15,739	1,792	6	16,500	1,849	8
State and political subdivisions	-	-	-	82	2	1	82	2	1
Mortgage-backed securities-residential	476	29	7	25,125	3,956	21	25,601	3,985	28
Mortgage-backed securities-multi-family	2,679	182	1	69,407	18,748	30	72,086	18,930	31
Corporate debt securities	2,352	40	2	15,760	1,653	15	18,112	1,693	17
Total securities available-for-sale	6,268	308	12	136,936	28,382	78	143,204	28,690	90
Securities held-to-maturity:
U.S. treasury securities	-	-	-	31,267	2,438	8	31,267	2,438	8
State and political subdivisions	40,412	520	448	295,479	30,142	2,018	335,891	30,662	2,466
Mortgage-backed securities-residential	1,982	120	12	31,579	3,505	18	33,561	3,625	30
Mortgage-backed securities-multi-family	5,362	245	2	129,360	20,079	54	134,722	20,324	56
Corporate debt securities	10,236	2,012	9	7,970	1,414	10	18,206	3,426	19
Total securities held-to-maturity	57,992	2,897	471	495,655	57,578	2,108	553,647	60,475	2,579
Total securities	$64,260	$3,205	483	$632,591	$85,960	2,186	$696,851	$89,165	2,669

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

Management evaluated these securities considering the factors as outlined in Note 1 of these consolidated financial statements, and based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2023.  Management believes that the reasons for the decline in fair value are due to the rising interest rates at the reporting date.  As of June 30, 2023, unrealized losses were primarily attributable to changes in interest rates as it relates to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not, that the Company will be required to sell the security before recovery of the amortized cost basis.

Index
There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2023 or 2022. During the year ended June 30, 2023, a loss of $251,000 was recognized from a sale of one security available-for-sale. The proceeds were used to fund higher-yielding loans. During the year ended June 30, 2022 there were no sales of securities and no gains or losses recognized.  There were no other-than-temporary impairment losses recognized during the years ended June 30, 2023 and 2022.

The estimated fair values of debt securities at June 30, 2023, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Securities available-for-sale	Amortized Cost	Fair Value
Within one year	$137,531	$138,195
After one year through five years	34,138	31,232
After five years through ten years	15,382	12,855
After ten years	1,500	1,164
Total securities available-for-sale	188,551	183,446
Mortgage-backed and asset-backed securities	120,602	97,687
Total securities available-for-sale	309,153	281,133

Securities held-to-maturity
Within one year	67,112	66,400
After one year through five years	163,523	158,774
After five years through ten years	149,672	140,416
After ten years	153,824	137,193
Total securities held-to-maturity	534,131	502,783
Mortgage-backed securities	192,232	168,283
Total securities held-to-maturity	726,363	671,066
Total securities	$1,035,516	$952,199

As of June 30, 2023 and 2022, respectively, securities with an aggregate fair value of $904.8 million and $892.9 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank.  As of June 30, 2023 and 2022, securities with an aggregate fair value of $20.8 million and $17.4 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window and the Bank Term Funding Program. The Company did not participate in any securities lending programs during the years ended June 30, 2023 or 2022.

Note 4.	Loans

Loan segments and classes at June 30, 2023 and 2022 are summarized as follows:
	At June 30,
(In thousands)	2023	2022
Residential real estate:
Residential real estate	$372,443	$360,824
Residential construction and land	19,072	15,298
Multi-family	66,496	63,822
Commercial real estate:
Commercial real estate	693,436	595,635
Commercial construction	121,958	83,748
Consumer loan:
Home equity	22,752	17,877
Consumer installment	4,612	4,512
Commercial loans	108,022	110,271
Total gross loans	1,408,791	1,251,987
Allowance for loan losses	(21,212)	(22,761)
Deferred cost and fees, net	75	129
Loans receivable, net	$1,387,654	$1,229,355

Index
At June 30, 2023 and 2022, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures.  On December 27, 2020, the Consolidated Appropriations Act (CCA) was signed into law to extend the life of the Paycheck Protection Program. Many of the CARES Act’s programs are dependent upon the direct involvement of the Company and have been implemented through rules adopted by federal departments and agencies. The federal regulatory authorities continue to issue guidance with respect to the implementation and eligibility requirements for the various CARES Act programs. Congress may enact additional or amend already issued COVID-19 legislation. The Company continues to assess the impact of these regulations and supervisory guidance related to the pandemic.

Loans serving as collateral

Loans designated as qualified collateral and pledged for borrowing and stand-by letters of credit to the Federal Home Loan Bank of New York (“FHLB”) amounted to approximately $573.5 million and $445.6 million of its residential and commercial mortgage portfolios at June 30, 2023 and June 30, 2022, respectively.

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

Loan balances by internal credit quality indicator as of June 30, 2023 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$366,403	$2,305	$3,735	$372,443
Residential construction and land	19,072	-	-	19,072
Multi-family	66,410	86	-	66,496
Commercial real estate	665,548	11,671	16,217	693,436
Commercial construction	121,958	-	-	121,958
Home equity	22,698	-	54	22,752
Consumer installment	4,530	-	82	4,612
Commercial loans	100,225	2,352	5,445	108,022
Total gross loans	$1,366,844	$16,414	$25,533	$1,408,791

Loan balances by internal credit quality indicator as of June 30, 2022 are shown below.

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$355,474	$28	5,322	360,824
Residential construction and land	15,297	-	1	15,298
Multi-family	63,730	92	-	63,822
Commercial real estate	555,451	13,777	26,407	595,635
Commercial construction	83,748	-	-	83,748
Home equity	17,369	-	508	17,877
Consumer installment	4,500	-	12	4,512
Commercial loans	104,364	996	4,911	110,271
Total gross loans	$1,199,933	$14,893	$37,161	$1,251,987

Index
The Company had no loans classified doubtful or loss at June 30, 2023 or June 30, 2022. During the year ended June 30, 2023, the Company further downgraded commercial real estate, commercial loans, and residential loans from pass and special mention to substandard due to deterioration in borrower cash flows, delinquent payments and further financial deterioration or not improving financial performance.  Management continues to monitor these loan relationships closely. In total, there were 7 commercial real estate loan relationships, 2 commercial loan relationship and 3 residential loans that have been downgraded to substandard, and there were 9 commercial real estate loan relationships, 3 commercial loan relationship and 2 residential loans that have been downgraded to special mention during the year ended June 30, 2023.  At June 30, 2023, these loans were all performing. The Company upgraded one commercial real estate relationship and one residential loan to pass, and one commercial real estate relationship to special mention during the year ended June 30, 2023. This was due to improvements in cash flows, timely payments and improving financial performance.

The table below details loans that have been modified as a troubled debt restructuring during the year ended June 30, 2023.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Outstanding Recorded Investment
For the year ended June 30, 2023
Residential real estate	2	$778	$778	$778
Commercial real estate	3	$1,428	$1,480	$1,470
Commercial loans	1	$379	$379	$-

For the year ended June 30, 2022
Consumer Installment	1	$5	$5	$5

During the year ended June 30, 2022, the Company further downgraded certain construction, commercial real estate and commercial loans from pass and special mention to substandard due to deterioration in borrower cash flows, delinquent payments and further financial deterioration or not improving financial performance.  Management continues to monitor these loan relationships closely. In total there were 9 commercial real estate loan relationships and 1 commercial loan relationship that have been downgraded to substandard, and there were 3 commercial real estate loan relationships and 1 commercial loan relationship that have been downgraded to special mention during the year ended June 30, 2022.  At June 30, 2022, these loans were all performing.

There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2022 or 2021, which have subsequently defaulted during the twelve months ended June 30, 2023 or 2022. There was one commercial loan in the amount of $379,000 that had been modified as a troubled debt restructuring during the three months ended September 30, 2022 that subsequently defaulted during the quarter ended March 31, 2023.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent.  A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Loans on nonaccrual status totaled $5.5 million at June 30, 2023 of which $2.0 million were in the process of foreclosure.  At June 30, 2023, there were three residential real estate loans totaling $625,000 and two commercial real estate loans totaling $1.4 million in the process of foreclosure. Included in nonaccrual loans were $3.1 million of loans which were less than 90 days past due at June 30, 2023, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on nonaccrual status totaled $6.3 million at June 30, 2022 of which $528,000 were in the process of foreclosure. At June 30, 2022, there were three residential loans totaling $426,000 and one commercial real estate loan for $102,000 in the process of foreclosure. Included in nonaccrual loans were $4.4 million of loans which were less than 90 days past due at June 30, 2022, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2023:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$-	$504	$1,604	$2,108	$370,335	$372,443	$2,747
Residential construction and land	-	-	-	-	19,072	19,072	-
Multi-family	-	-	-	-	66,496	66,496	-
Commercial real estate	-	235	652	887	692,549	693,436	1,318
Commercial construction	-	-	-	-	121,958	121,958	-
Home equity	48	-	13	61	22,691	22,752	54
Consumer installment	63	1	63	127	4,485	4,612	63
Commercial loans	-	-	19	19	108,003	108,022	1,276
Total gross loans	$111	$740	$2,351	$3,202	$1,405,589	$1,408,791	$5,458

The following table sets forth information regarding delinquent and/or nonaccrual loans as of June 30, 2022:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$66	$1,676	$592	$2,334	$358,490	$360,824	$2,948
Residential construction and land	-	1	-	1	15,297	15,298	1
Multi-family	-	-	-	-	63,822	63,822	-
Commercial real estate	-	385	1,147	1,532	594,103	595,635	1,269
Commercial construction	-	-	-	-	83,748	83,748	-
Home equity	3	-	179	182	17,695	17,877	188
Consumer installment	22	17	-	39	4,473	4,512	7
Commercial loans	-	28	19	47	110,224	110,271	1,904
Total gross loans	$91	$2,107	$1,937	$4,135	$1,247,852	$1,251,987	$6,317

The Company had no accruing loans delinquent 90 days or more at June 30, 2023 and June 30, 2022.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

Impaired Loan Analysis

The Company identifies impaired loans and measures the impairment in accordance with FASB ASC subtopic “Receivables – Loan Impairment.”  Management may consider a loan impaired once it is classified as nonaccrual and when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring.  It should be noted that management does not evaluate all loans individually for impairment.  Generally, the Company considers residential mortgages, home equity loans and installment loans as small, homogeneous loans, which are evaluated for impairment collectively based on historical loan experience and other factors.  In contrast, large commercial mortgage, construction, multi-family, business loans and select larger balance residential mortgage loans or nonaccrual loans that are over $250,000 and all trouble debt restructured loans are reviewed individually and considered impaired if it is probable that the Company will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The majority of the Company’s loans, including most nonaccrual loans, are small homogeneous loan types adequately supported by collateral.  Management considers the payment status of loans in the process of evaluating the adequacy of the allowance for loan losses among other factors.  Based on this evaluation, a delinquent loan’s risk rating may be downgraded to either pass-watch, special mention, or substandard, and the allocation of the allowance for loan loss is based upon the risk associated with such designation.

Index
The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2023			For the year ended June 30, 2023
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,020	$1,020	$-	$876	$5
Commercial real estate	1,518	1,518	-	678	48
Home equity	-	-	-	75	-
Consumer installment	-	-	-	3	1
Commercial loans	334	334	-	340	16
Impaired loans with no allowance	2,872	2,872	-	1,972	70

With an allowance recorded:
Residential real estate	2,086	2,086	597	2,241	19
Commercial real estate	3,777	3,777	245	3,666	197
Home equity	-	-	-	80	4
Commercial Loans	1,572	1,572	1,171	2,252	37
Impaired loans with allowance	7,435	7,435	2,013	8,239	257

Total impaired:
Residential real estate	3,106	3,106	597	3,117	24
Commercial real estate	5,295	5,295	245	4,344	245
Home equity	-	-	-	155	4
Consumer installment	-	-	-	3	1
Commercial loans	1,906	1,906	1,171	2,592	53
Total impaired loans	$10,307	$10,307	$2,013	$10,211	$327

	As of June 30, 2022			For the year ended June 30, 2022
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$990	$990	$-	$669	$17
Commercial real estate	67	67	-	281	9
Home equity	128	128	-	128	-
Consumer installment	5	5	-	2	1
Commercial loans	346	346	-	158	6
Impaired loans with no allowance	1,536	1,536	-	1,238	33

With an allowance recorded:
Residential real estate	1,953	1,953	588	1,713	53
Commercial real estate	3,698	3,698	1,118	1,740	120
Commercial construction	102	102	1	102	-
Home equity	320	320	44	320	14
Commercial Loans	3,162	3,162	596	3,360	138
Impaired loans with allowance	9,235	9,235	2,347	7,235	325

Total impaired:
Residential real estate	2,943	2,943	588	2,382	70
Commercial real estate	3,765	3,765	1,118	2,021	129
Commercial construction	102	102	1	102	-
Home equity	448	448	44	448	14
Consumer installment	5	5	-	2	1
Commercial loans	3,508	3,508	596	3,518	144
Total impaired loans	$10,771	$10,771	$2,347	$8,473	$358

Index
Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  Such evaluation, which includes a review of certain identified loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, payment status of the loan, historical loan loss experience and other factors that warrant recognition in providing for the loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The Company disaggregates its loan portfolio as noted in the below allowance for loan losses tables to evaluate for impairment collectively based on historical loss experience.  The Company evaluates nonaccrual loans that are over $250,000 and all trouble debt restructured loans individually for impairment, if it is probable that the Company will not be able to collect scheduled payments of principal and interest when due, according to the contractual terms of the loan agreements. Loans that are guaranteed, such as SBA loans, are excluded from the homogeneous pool of loans and no allowance is allocated to this segment of the portfolio.  The measurement of impaired loans is generally based on the fair value of the underlying collateral.  The Company charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Company more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for loan losses, unless equitable arrangements are made. Included within consumer installment loan charge-offs and recoveries are deposit accounts that have been overdrawn in excess of 60 days. With continued growth in the number of deposit accounts, charge-off activity within this category has also grown, as can be seen from the tables below. For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for loan losses is increased by a provision for loan losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.

The following tables set forth the activity and allocation of the allowance for loan losses by loan class during and at the periods indicated.  The allowance is allocated to each loan class based on historical loss experience, current economic conditions, and other considerations.

	Activity for the year ended June 30, 2023
(In thousands)	Balance June 30, 2022	Charge-offs	Recoveries	Provision	Balance June 30, 2023
Residential real estate	$2,373	$-	$6	$234	$2,613
Residential construction and land	141	-	-	40	181
Multi-family	119	-	-	78	197
Commercial real estate	16,221	9	4	(3,196)	13,020
Commercial construction	1,114	-	-	508	1,622
Home equity	89	-	-	(43)	46
Consumer installment	349	535	141	377	332
Commercial loans	2,355	120	35	931	3,201
Total	$22,761	$664	$186	$(1,071)	$21,212

	Activity for the year ended June 30, 2022
(In thousands)	Balance June 30, 2021	Charge-offs	Recoveries	Provision	Balance June 30, 2022
Residential real estate	$2,012	$27	$13	$375	$2,373
Residential construction and land	106	-	-	35	141
Multi-family	186	-	-	(67)	119
Commercial real estate	13,049	-	-	3,172	16,221
Commercial construction	1,535	-	-	(421)	1,114
Home equity	165	-	-	(76)	89
Consumer installment	267	454	115	421	349
Commercial loans	2,348	112	280	(161)	2,355
Total	$19,668	$593	$408	$3,278	$22,761

Index
	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2023 Impairment Analysis		Ending Balance June 30, 2023 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$597	$2,016	$3,106	$369,337
Residential construction and land	-	181	-	19,072
Multi-family	-	197	-	66,496
Commercial real estate	245	12,775	5,295	688,141
Commercial construction	-	1,622	-	121,958
Home equity	-	46	-	22,752
Consumer installment	-	332	-	4,612
Commercial loans	1,171	2,030	1,906	106,116
Total	$2,013	$19,199	$10,307	$1,398,484

	Allowance for Loan Losses		Loans Receivable
	Ending Balance June 30, 2022 Impairment Analysis		Ending Balance June 30, 2022 Impairment Analysis
(In thousands)	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
Residential real estate	$588	$1,785	$2,943	$357,881
Residential construction and land	-	141	-	15,298
Multi-family	-	119	-	63,822
Commercial real estate	1,118	15,103	3,765	591,870
Commercial construction	1	1,113	102	83,646
Home equity	44	45	448	17,429
Consumer installment	-	349	5	4,507
Commercial loans	596	1,759	3,508	106,763
Total	$2,347	$20,414	$10,771	$1,241,216

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of June 30, 2023 and 2022:

(In thousands)	2023	2022
Residential real estate	$-	$68
Commercial loans	302	-
Total foreclosed real estate	$302	$68
Note 5.	Premises and Equipment

A summary of premises and equipment at June 30, 2023 and 2022, is as follows:

(In thousands)	2023	2022
Land	$2,916	$2,916
Building and improvements	20,126	18,863
Furniture and equipment	5,814	5,540
Less: accumulated depreciation	(13,828)	(12,957)
Total premises and equipment	$15,028	$14,362

Index
Note 6.	Deposits

Major classifications of deposits at June 30, 2023 and 2022 are summarized as follows:

(In thousands)	2023	2022
Noninterest-bearing deposits	$159,039	$187,697
Certificates of deposit	128,077	40,801
Savings deposits	299,038	343,731
Money market deposits	115,029	157,623
NOW deposits	1,735,978	1,482,752
Total deposits	$2,437,161	$2,212,604

Advance payments by borrowers for taxes and insurance totaled $10.1 million at June 30, 2023 and 2022, respectively, which are included in savings deposits.

The Bank and Commercial Bank participates in the IntraFi Network, LLC (“IntraFi”) Certificate of Deposit Account Registry Service (“CDARS”) and its Insured Cash Sweep (“ICS”) program, both of which function to assure full FDIC insurance for participating institution customers. The Bank and Commercial Bank can place a one-way buy through the IntraFi Network for both the CDARS and ICS programs to obtain brokered deposits, along with the national brokerage networks.  Historically, the Company has not used brokers to obtain deposits, but will use them to help manage the seasonality within the municipal deposit base in the most cost efficient manner. As a result of this seasonality, the Company had $60.0 million in brokered deposits included within certificates of deposits as of June 30, 2023.

The Bank held deposits of $66.4 million for related-parties at June 30, 2023, which primarily consisted of directors and their affiliates. Relate-party deposits were not material at June 30, 2022.

The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2023.

(In thousands)	3 Months or Less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$79,047	$13,859	$6,645	$8,282	$107,833
Certificates of deposit $250,000 or more	14,056	2,387	-	3,801	20,244
Total certificates of deposit	$93,103	$16,246	$6,645	$12,083	$128,077

Certificates of deposit less than $250,000 due within 3 months or less, includes $60.0 million in brokered deposits at June 30, 2023.

Scheduled maturities of certificates of deposit at June 30, 2023 were as follows:

(In thousands)
The year ended June 30,
2024	$115,994
2025	3,004
2026	1,133
2027	427
2028	7,519
$128,077

Note 7.	Borrowings

At  June 30, 2023, the Bank had pledged approximately $573.5 million of its residential and commercial mortgage portfolios as collateral for borrowings and stand-by letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $382.4 million at June 30, 2023, of which there was zero short-term overnight borrowings and $110 million in stand-by letters of credit outstanding at June 30, 2023.  Interest rates on short-term borrowings are determined at the time of borrowing.  There were no long-term fixed rate, fixed term advances at June 30, 2023. At June 30, 2022, the Bank had pledged approximately $445.6 million of its residential and commercial mortgage portfolios as collateral for borrowings and stand-by letters of credit at the FHLB.  The maximum amount of funding available from the FHLB was $318.5 million at June 30, 2022, of which $123.7 million in short-term overnight borrowings and zero stand-by letters of credit outstanding at June 30,2022. Interest rates on short-term borrowings are determined at the time of borrowing. There were no long-term fixed rate, fixed term advances at June 30, 2022.

Index
The Bank has established an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank’s request, on behalf of the Commercial Bank, an irrevocable stand-by letter of credit is issued to secure municipal transactional deposit accounts.  At June 30, 2023 and 2022, there was $110 million and zero, respectively, in stand-by letters of credit with the FHLB, which have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings.  At June 30, 2023 and 2022 there were no balances outstanding with the Federal Reserve Bank discount window.

On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability and minimize any impact on business, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board has created a new Bank Term Funding Program (BTFP) to make additional funding available to eligible depository institutions to help assure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral, at par value. BTFP advances can be requested through at least March 11, 2024. The Bank established a borrowing facility through the BTFP during the quarter ended June 30, 2023. The Company has not requested funding through the BTFP as of June 30 2023.

The Bank has established unsecured lines of credit with Atlantic Central Bankers Bank for $15.0 million and two other financial institutions for $50.0 million. The Company has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million.  The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  There were no borrowings outstanding with Atlantic Central Bankers Bank or the two other financial institutions at June 30, 2023 and June 30, 2022.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements (“SNPA”) with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At June 30, 2023, there were $19.8 million of these SNPAs outstanding, net of issuance costs.

On September 15, 2021, the Company entered into SNPAs with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At June 30, 2023, there were $29.7 million of these SNPAs outstanding, net of issuance costs.

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

At June 30, 2023 and 2022, there are no long-term borrowings and therefore no scheduled maturities of long-term borrowings.

Index
Note 8.	Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss as of June 30, 2023 and 2022, are presented in the following table:

	Unrealized gain (losses) on securities available-for-sale	Pension benefits	Total
Balance - June 30, 2021	$348	$(1,509)	$(1,161)
Other comprehensive (loss) income before reclassification, net of tax	(17,616)	212	(17,404)
Amortization of pension actuarial losses recognized in other expense	-	248	248
Tax expense effect recognized in provision for income taxes	-	66	66
Net of tax	-	182	182
Other comprehensive (loss) income for the year ended June 30, 2022	(17,616)	394	(17,222)
Balance - June 30, 2022	$(17,268)	$(1,115)	$(18,383)
Other comprehensive (loss) income before reclassification, net of tax	(3,447)	160	(3,287)
Amounts reclassified to net loss on sale of securities available-for-sale non-interest income	251	-	251
Tax expense effect recognized in provision for income taxes	67	-	67
Net of tax	184	-	184
Amortization of pension actuarial losses recognized in other expense	-	106	106
Tax expense effect recognized in provision for income taxes	-	28	28
Net of tax	-	78	78
Other comprehensive (loss) income for the year ended June 30, 2023	(3,263)	238	(3,025)
Balance - June 30, 2023	$(20,531)	$(877)	$(21,408)

Note 9.	Employee Benefit Plans

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

Index
Information regarding the Pension Plan at June 30, 2023 and 2022 is as follows:

(In thousands)
Change in projected benefit obligation:	2023	2022
Benefit obligation at beginning of period	$4,617	$6,278
Interest cost	199	166
Actuarial loss	(225)	(1,235)
Benefits paid	(240)	(592)
Benefit obligation at June 30	4,351	4,617

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	4,502	5,759
Actual return (loss) on plan assets	212	(665)
Employer contributions	-	-
Benefits paid	(240)	(592)
Fair value of plan assets at June 30	4,474	4,502
(Overfunded) Underfunded status at June 30 included in other liabilities	$(123)	$115

The Company does not anticipate that it will make any contributions during the year ended June 30, 2024.

The components of net periodic pension costs related to the Pension Plan for the years ended June 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022
Interest cost	$199	$166
Expected return on plan assets	(219)	(281)
Amortization of net loss	106	130
Effect of settlement	-	118
Net periodic pension expense	$86	$133

The accumulated benefit obligation for the pension plan was $4.4 million and $4.6 million at June 30, 2023 and 2022, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended June 30, 2023 and 2022 consisted of the following:

(In thousands)	2023	2022
Actuarial loss on plan assets and benefit obligations	$324	$538
Deferred tax expense	86	144
Net change in plan assets and benefit obligations recognized in other comprehensive income	$238	$394

Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2023 and 2022 are as follows:

(In thousands)
Other liabilities:	2023	2022
Projected benefit obligation in (surplus) excess of fair value of pension plan	$(123)	$115
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(877)	$(1,115)

Index
The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2023	2022
Discount rate	4.90%	4.43%
Net periodic pension expense:
Amortization period, in years	11	11
Discount rate	4.43%	2.71%
Expected long-term rate of return on plan assets	5.00%	5.00%

The discount rate used in the measurement of the Bank’s pension obligation is based on the FTSE Pension Discount Curve and Liability index based on expected benefit payments of the pension plan. The discount rates are evaluated at each measurement date to give effect to changes in the general interest rates. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The selected rate considers the historical and expected future investment trends of the present and expected assets in the plan. Since this is a frozen plan, the compensation rate is zero percent.

The weighted average asset allocation and fair value of our pension plan assets at June 30, 2023 and 2022 was as follows:

(Dollars in thousands)	2023		2022
	Fair Value		Fair Value

Mutual funds – balanced	$-	-%	$850	18.9%
Mutual funds – fixed income	2,600	58.1	2,366	52.6
Mutual funds – equity	1,874	41.9	1,286	28.5
Total plan assets	$4,474	100%	$4,502	100%

The fair value of assets within the pension plan was determined utilizing a quoted price in active markets at the measurement date. As such, these assets are classified as Level 1 within the “Fair Value Measurement” hierarchy.

The target allocation for investment in mutual funds is 60% consisting of short-term and intermediate-term fixed income bond funds and 40% large cap value funds.  This allocation is consistent with the Company’s goal of preserving capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.  Asset rebalancing is performed on a quarterly basis, with adjustments made when the investment mix varies by more than 5% from the target.

Expected benefit payments under the pension plan over the next ten years at June 30, 2023 are as follows:

(In thousands)
2024	$247
2025	248
2026	245
2027	243
2028	240
2029-2033	1,326

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 50% of their total compensation on a pre-tax basis.  The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  The Company contributions associated with the contribution plan amounted to $483,000 and $413,000 in the years ended June 30, 2023 and 2022, respectively.

Employee Stock Ownership Plan (“ESOP”)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after three years of service.  During the years ended June 30, 2023 and 2022, the Board of Directors authorized the payment of $170,000 and $160,000, respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2023 and 2022, respectively.  ESOP expense was $164,000 and $150,000 for the years ended June 30, 2023 and 2022, respectively.  There were no unearned shares at June 30, 2023 or 2022.

Index
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

The net periodic pension costs related to the SERP Plan for the years ended June 30, 2023 and 2022 were $1.8 million and $1.2 million, respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $12.3 million and $9.9 million as of June 30, 2023 and June 30, 2022, respectively, and is included in accrued expenses and other liabilities.

Note 10.	Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. At June 30, 2023 and 2022, the Plan had 16,000,000 and 11,600,000 options authorized, of which, 12,354,004 and 11,546,804 options had been granted, respectively.  The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).   A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee.  The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss).  The liability for the phantom stock option plan is re-measured at each reporting period based on the difference between the strike price and the current period end book value per share of the Company’s common stock, excluding accumulated other comprehensive income (loss). All share and per share data has been retroactively adjusted in all periods presented to reflect the 2-for-1 stock split, which was effected on March 23, 2023, as if the new share options had been granted at the same time as the original share options.

A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2023 and 2022 is as follows:

	2023	2022
Number of options outstanding at beginning of year	2,959,040	3,015,200
Options granted	807,200	950,240
Options forfeited	(9,000)	-
Options paid in cash upon vesting	(1,221,400)	(1,006,400)
Number of options outstanding at period end	2,535,840	2,959,040

(In thousands)	2023	2022
Cash paid out on options vested	$4,287	$3,137
Compensation expense recognized	4,439	4,291

Index
The total liability for the long-term incentive plan was $6.3 million and $6.1 million at June 30, 2023 and 2022, respectively, and is included in accrued expenses and other liabilities.

Note 11.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2023 and 2022.

On March 23, 2023, the Company effected a 2-for-1 stock split in the form of a stock dividend on its outstanding shares of common stock. Weighted-average number of shares and earnings per share have been retroactively adjusted in all periods presented as if the new shares had been issued and outstanding at the same time as the original shares.

	2023	2022
Net Income	$30,785,000	$27,986,000
Weighted Average Shares – Basic	17,026,828	17,026,828
Effect of Dilutive Stock Options	-	-
Weighted Average Shares – Dilute	17,026,828	17,026,828

Earnings per share – Basic	$1.81	$1.64
Earnings per share – Diluted	$1.81	$1.64

Note 12.	Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2023 and 2022:

(In thousands)	2023	2022
Current expense:
Federal	$4,284	$4,741
State	907	860
Total current expense	5,191	5,601
Deferred benefit	(149)	(682)
Total provision for income taxes	$5,042	$4,919

The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2023 and 2022:
	2023	2022
Tax based on federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	1.81	1.64
Tax-exempt income	(8.26)	(6.31)
Captive insurance premium income	(1.09)	(0.96)
Other, net	0.61	(0.42)
Total income tax expense	14.07%	14.95%

Index
The components of the deferred tax assets and liabilities at June 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022
Deferred tax assets:
Allowance for loan losses	$5,669	$6,083
Pension benefits	-	30
Unrealized losses on securities	7,424	6,243
Other benefit plans	4,968	4,275
Other	105	90
Total deferred tax assets	18,166	16,721

Deferred tax liabilities:
Depreciation	1,148	1,088
Net loan costs	1,225	1,170
Real estate investment trust income	3,126	2,839
Pension benefits	33	-
Other	-	244
Total deferred tax liabilities	5,532	5,341
Net deferred tax asset included in prepaid expenses and other assets	$12,634	$11,380

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

As of June 30, 2023 and 2022, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months. At June 30, 2023, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve. As of June 30, 2023, tax years ended June 30, 2020 through June 30, 2022, remain open and are subject to Federal and New York State taxing authority examination.

Index
Note 13.	Commitments and Contingent Liabilities

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the granting of loans and the lines of credit, which are not reflected in the accompanying consolidated financial statements.

The Company’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2023 and 2022:

(In thousands)	2023	2022
Unfunded loan commitments	$124,498	$213,420
Unused lines of credit	94,898	85,971
Standby letters of credit	179	189
Total commitments	$219,575	$299,580

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

On April 26, 2022, Andrew Broockmann, a customer of The Bank of Greene County (the “Bank”), filed a putative class action complaint against the Bank in the United States District Court for the Northern District of New York. The complaint alleges that the Bank improperly assessed overdraft fees on debit-card transactions that were authorized on a positive account balance but settled on a negative balance. Mr. Broockmann, on behalf of the putative class, seeks compensatory damages, punitive damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. The Bank denies that it improperly assessed overdraft fees or breached any agreement with Mr. Broockmann or with members of the putative class. On February 28, 2023, the parties entered into a settlement agreement which contemplates, among other things, that the Bank will (a) pay a cash payment of $1.15 million, (b) forgive, waive, and not collect an additional $64,500 in uncollected overdraft fees, and (c) cease collecting certain types of overdraft fees.  On May 26, 2023, the Court preliminarily approved the class action settlement and set a final approval hearing for October 11, 2023. The Company established a settlement fund of $1.15 million during the quarter ended June 30, 2023, which had been accrued for in the quarter ended December 31, 2022.

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

RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at June 30, 2023 or 2022.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. There was no credit exposure associated with risk participations-ins as of June 30, 2023 and June 30, 2022. The current amount of credit exposure is spread out over four counterparties, and terms range between 4 to 14 years.

Index
Note 14.	Operating Leases

The Company leases certain branch properties under long-term, operating lease agreements.  The Company’s operating lease agreements contain lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.  The following includes quantitative data related to the Company’s operating leases as of June 30, 2023 and 2022:

(In thousands, except weighted-average information).
Operating lease amounts:	2023	2022
Right-of-use assets	$2,188	$1,980
Lease liabilities	$2,277	$2,040

Other information:
Operating outgoing cash flows from operating leases	$373	$352
Right-of-use assets obtained in exchange for new operating lease liabilities	$561	$415

(In thousands)
Lease costs	2023	2022
Operating lease cost	$359	$322
Variable lease cost	$43	$44

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of June 30, 2023:

(In thousands)
Within the twelve months ended June 30,
2024	$455
2025	459
2026	436
2027	387
2028	330
Thereafter	401
Total undiscounted cash flow	2,468
Less net present value adjustment	(191)
Lease liability	$2,277

	2023	2022
Weighted-average remaining lease term (years)	5.84	4.88
Weighted-average discount rate	2.69%	2.13%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s consolidated statements of condition.

Note 15.	Concentrations of Credit Risk

The Company grants residential, consumer and commercial loans to customers primarily located in the mid-Hudson valley region of New York, including Greene County.  Over the last several years the Company has emphasized expansion into new markets in southern Albany, Columbia, Ulster and Rensselaer counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon employment and other economic factors throughout Greene and its contiguous counties.

Index
Note 16.	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2023 and 2022 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$10,823	$-	$10,823	$-
U.S. Treasury securities	16,500	-	16,500	-
State and political subdivisions	138,011	-	138,011	-
Mortgage-backed securities-residential	25,601	-	25,601	-
Mortgage-backed securities-multi-family	72,086	-	72,086	-
Corporate debt securities	18,112	-	18,112	-
Securities available-for-sale	281,133	-	281,133	-
Equity securities	306	306	-	-
Total securities measured at fair value	$281,439	$306	$281,133	$-

Index
		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$11,319	$-	$11,319	$-
U.S. Treasury securities	18,427	-	18,427	-
State and political subdivisions	248,076	-	248,076	-
Mortgage-backed securities-residential	29,897	-	29,897	-
Mortgage-backed securities-multi-family	83,709	-	83,709	-
Corporate debt securities	16,634	-	16,634	-
Securities available-for-sale	408,062	-	408,062	-
Equity securities	273	273	-	-
Total securities measured at fair value	$408,335	$273	$408,062	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other investment securities available-for-sale have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

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

Index
				Fair Value Measurements Using
(In thousands)	Recorded Investment	Related Allowance	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Impaired loans	$7,578	$2,013	$5,565	$-	$-	$5,565
Foreclosed real estate	302	-	302	-	-	302

June 30, 2022
Impaired loans	$9,401	$2,347	$7,054	$-	$-	$7,054
Foreclosed real estate	68	-	68	-	-	68

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were utilized to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
June 30, 2023
Impaired Loans	$4,887	Appraisal of collateral(1)	Appraisal adjustments(2)	20.53%-33.73%	23.46%
			Liquidation expenses(3)	3.98%-4.77%	4.45%
	678	Discounted cash flow	Discount rate	5.24%-7.49%	5.98%
Foreclosed real estate	302	Appraisal of collateral(1)	Appraisal adjustments(2)	0.00%	0.00%
			Liquidation expenses(3)	6.38%	6.38%
June 30, 2022
Impaired Loans	$4,333	Appraisal of collateral(1)	Appraisal adjustments(2)	7.06%-33.73%	21.67%
			Liquidation expenses(3)	3.98%-5.58%	4.72%
	2,721	Discounted cash flow	Discount rate	4.19%-11.95%	6.21%
Foreclosed real estate	68	Appraisal of collateral(1)	Appraisal adjustments(2)	10.46%	10.46%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The fair value of commitments to extend credit is estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the credit-worthiness of the potential borrowers.  At June 30, 2023 and 2022, the estimated fair values of these off-balance sheet financial instruments were immaterial, and are therefore excluded from the table below.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

(In thousands)	June 30, 2023		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$196,445	$196,445	$196,445	$-	$-
Long term certificate of deposit	4,576	4,383	-	4,383	-
Securities available-for-sale	281,133	281,133	-	281,133	-
Securities held-to-maturity	726,363	671,066	-	671,066	-
Equity securities	306	306	306	-	-
Federal Home Loan Bank stock	1,682	1,682	-	1,682	-
Net loans receivable	1,387,654	1,272,361	-	-	1,272,361
Accrued interest receivable	12,249	12,249	-	12,249	-
Deposits	2,437,161	2,437,357	-	2,437,357	-
Subordinated notes payable, net	49,495	47,669	-	47,669	-
Accrued interest payable	936	936	-	936	-

(In thousands)	June 30, 2022		Fair Value Measurements Using
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$69,009	$69,009	$69,009	$-	$-
Long term certificate of deposit	4,107	3,993	-	3,993	-
Securities available-for-sale	408,062	408,062	-	408,062	-
Securities held-to-maturity	761,852	710,453	-	710,453	-
Equity securities	273	273	273	-	-
Federal Home Loan Bank stock	6,803	6,803	-	6,803	-
Net loans receivable	1,229,355	1,170,960	-	-	1,170,960
Accrued interest receivable	8,917	8,917	-	8,917	-
Deposits	2,212,604	2,212,743	-	2,212,743	-
Borrowings	123,700	123,793	-	123,793	-
Subordinated notes payable, net	49,310	49,168	-	49,168	-
Accrued interest payable	603	603	-	603	-

Note 17.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital to risk-weighted assets and a Leverage Ratio of Tier 1 capital to average assets. The rules also requires unrealized gains and losses on certain security holdings “available-for-sale” to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. In addition to maintaining minimum capital ratios, the Bank and Commercial Bank are subject to a capital conservation buffer (“Buffer”) of 2.50% above the minimum to avoid restriction on capital distributions and certain discretionary bonus payments. Management believes that, as of June 30, 2023, The Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

Index
Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of June 30, 2023, the most recent notification from regulators categorized the Bank and Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed either Bank’s category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective		Capital Conservation
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions		Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of June 30, 2023:

Total risk-based capital	$249,165	16.5%	$121,020	8.0%	$151,275	10.0%	8.47%	2.50%
Tier 1 risk-based capital	230,228	15.2	90,765	6.0	121,020	8.0	9.22	2.50
Common equity tier 1 capital	230,228	15.2	68,074	4.5	98,328	6.5	10.72	2.50
Tier 1 leverage ratio	230,228	8.7	106,141	4.0	132,676	5.0	4.68	2.50

As of June 30, 2022:

Total risk-based capital	$221,236	16.0%	$110,294	8.0%	$137,867	10.0%	8.05%	2.50%
Tier 1 risk-based capital	203,935	14.8	82,720	6.0	110,294	8.0	8.79	2.50
Common equity tier 1 capital	203,935	14.8	62,040	4.5	89,614	6.5	10.29	2.50
Tier 1 leverage ratio	203,935	8.1	100,193	4.0	125,242	5.0	4.14	2.50

Greene County Commercial Bank
As of June 30, 2023:

Total risk-based capital	$104,781	46.6%	$17,975	8.0%	$22,469	10.0%	38.63%	2.50%
Tier 1 risk-based capital	104,781	46.6	13,481	6.0	17,975	8.0	40.63	2.50
Common equity tier 1 capital	104,781	46.6	10,111	4.5	14,605	6.5	42.13	2.50
Tier 1 leverage ratio	104,781	9.1	45,958	4.0	57,447	5.0	5.12	2.50

As of June 30, 2022:

Total risk-based capital	$94,408	41.5%	$18,195	8.0%	$22,744	10.0%	33.51%	2.50%
Tier 1 risk-based capital	94,408	41.5	13,646	6.0	18,195	8.0	35.51	2.50
Common equity tier 1 capital	94,408	41.5	10,235	4.5	14,783	6.5	37.01	2.50
Tier 1 leverage ratio	94,408	8.1	46,874	4.0	58,593	5.0	4.06	2.50

Index
Note 18.	Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. for the periods indicated.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
At June 30, 2023 and 2022
(In thousands)

ASSETS	2023	2022
Cash and cash equivalents	$19,822	$18,891
Investment in subsidiaries	208,861	188,638
Long-term certificates of deposit	3,826	-
Securities available-for-sale, at fair value	761	-
Accrued interest receivable	26	-
Prepaid expenses and other assets	93	90
Total assets	$233,389	$207,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes payable, net	$49,495	$49,310
Accrued expenses and other liabilities	611	595
Total liabilities	50,106	49,905
Total shareholders’ equity	183,283	157,714
Total liabilities and shareholders’ equity	$233,389	$207,619

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2023 and 2022
(In thousands)

	2023	2022
INCOME:
Equity in undistributed net income of subsidiaries	$26,829	$28,155
Dividend distributed by subsidiary	6,400	2,004
Interest-earning deposits	6	1
Other income	2	11
Total Income	33,237	30,171

OPERATING EXPENSES:
Legal fees	101	65
Interest on borrowings	1,850	1,688
Other expense	501	432
Total operating expenses	2,452	2,185
Net income	$30,785	$27,986

Index
Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2023 and 2022
(In thousands)

Cash flow from operating activities:	2023	2022
Net Income	$30,785	$27,986

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(26,829)	(28,155)
Amortization of subordinated debt issuance costs	185	165
Net (increase) decrease in prepaid expenses and other assets	(29)	18
Net decrease in dividend receivable	-	1,500
Net increase in total liabilities	16	231
Net cash provided by operating activities	4,128	1,745

Cash flows from Investing Activities:

Investment in subsidiary	-	(7,000)
Net cash transferred related to Greene Risk Management Inc. liquidation	(1,006)	-
Net cash used by investing activities	(1,006)	(7,000)

Cash flows from financing activities:
Net decrease in short-term advances – other banks	-	(3,000)
Net proceeds from subordinated notes payable	-	29,501
Payment of cash dividends	(2,191)	(2,634)
Net cash (used by) provided by financing activities	(2,191)	23,867

Net increase (decrease) in cash and cash equivalents	931	18,612
Cash and cash equivalents at beginning of year	18,891	279
Cash and cash equivalents at end of year	$19,822	$18,891
Note 19.	Subsequent events

On July 19, 2023, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.08 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.32 per share which represents a 14.3% increase from the previous annual cash dividend rate of $0.28 per share. The dividend was payable to stockholders of record as of August 14, 2023, and was paid on August 31, 2023.  Greene County Bancorp, MHC does not intend to waive its receipt of this dividend.

Index
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2023 Proxy Statement is incorporated herein by reference.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting appears in Part II, Item 8 of this Report.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s definitive Proxy Statement for Greene County Bancorp, Inc.’s 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) is incorporated herein by reference.

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

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2023 Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I - Election of Directors” section of Greene County Bancorp, Inc.’s 2023 Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of Greene County Bancorp, Inc.’s 2023 Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Proposal II - Ratification of Appointment of Auditors” section of Greene County Bancorp, Inc.’s 2023 Proxy Statement is incorporated herein by reference.

Index
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Reports of Bonadio & Co., LLP are included in this Annual Report on Form 10-K:
Reports of Bonadio & Co., LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of June 30, 2023 and 2022
Consolidated Statements of Income for the years ended June 30, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended June 30, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended June 30, 2023 and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2023 and 2022
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data

(a)(2)	List of Financial Schedules

Not applicable

(a)(3)	Exhibits

3.1
Greene County Bancorp, Inc. Stock Holding Company Charter as amended on January 19, 2023 (filed as Exhibit 3.1 to Registrant’s Form 10-Q, filed on February 10, 2023 and incorporated herein by reference)

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

10.3	Supplemental Executive Retirement Plan, effective July 1, 2010, incorporated by reference from the Registrant’s 2010 Proxy Statement filed on September 27, 2010.

10.4
Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long Term Incentive Plan, effective July 1, 2011, as amended and incorporated by reference from the Registrant’s Form 8-K (Exhibit 10.1), filed on June 20, 2018.

Index
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

101
The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

ITEM 16.	Form 10-K Summary

None.

Index
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 8, 2023	By:	/s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michelle M. Plummer
Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President,
Chief Operating Officer and Chief Financial Officer
Date:  September 8, 2023

By: /s/ Jay P. Cahalan
Jay P. Cahalan
Chairman of the Board
Date: September 8, 2023

By: /s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date:  September 8, 2023

By: /s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date:  September 8, 2023

By: /s/ Charles H. Schaefer
Charles H. Schaefer
Director
Date:  September 8, 2023

By: /s/ Stephen E. Nelson
Stephen E. Nelson
Director
Date:  September 8, 2023

By: /s/ Tejraj S. Hada
Tejraj S. Hada
Director
Date:  September 8, 2023